Form 10-Q
period 2020-03-31
Stock Yards Bancorp, Inc.
filed 2020-05-08
CIK 835324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s Common Stock, no par value, as of April 30, 2020, was 22,664,266.

GLOSSARY OF ABBREVIATIONS AND ACRONYMS

The acronyms and abbreviations identified in alphabetical order below are used throughout this Report on Form 10-Q:

Acronym or Term	Definition	Acronym or Term	Definition	Acronym or Term	Definition
ACH	Automatic Clearing House	ETR	Effective Tax Rate	NIM	Net Interest Margin (FTE)
AFS	Available for Sale	EVP	Executive Vice President	NPV	Net Present Value
APIC	Additional paid-in capital	FASB	Financial Accounting Standards Board	Net Interest Spread	Net Interest Spread (FTE)
ACL	Allowance for Credit Losses	FDIC	Federal Deposit Insurance Corporation	NM	Not Meaningful
AOCI	Accumulated Other Comprehensive Income	FFP	Federal Funds Purchased	OAEM	Other Assets Especially Mentioned
ASC	Accounting Standards Codification	FFS	Federal Funds Sold	OCI	Other Comprehensive Income
ASU	Accounting Standards Update	FFTR	Federal Funds Target Rate	OREO	Other Real Estate Owned
ATM	Automated Teller Machine	FHA	Federal Housing Authority	OTTI	Other than Temporary Impairment
AUM	Assets Under Management	FHC	Financial Holding Company	PPP	Paycheck Protection Program
Bancorp / the Company	Stock Yards Bancorp, Inc.	FHLB	Federal Home Loan Bank of Cincinnati	PV	Present Value
Bank / SYB	Stock Yards Bank & Trust Company	FHLMC	Federal Home Loan Mortgage Corporation	PCD	Purchased with Credit Deteriorated
BOLI	Bank Owned Life Insurance	FICA	Federal Insurance Contributions Act	PCI	Purchased Credit Impaired
BP	Basis Point - 1/100th of one percent	FNMA	Federal National Mortgage Association	Prime	The Wall Street Journal Prime Interest Rate
C&D	Construction and Development	FRB	Federal Reserve Bank	Provision	Provision for Credit Losses
CARES Act	Coronavirus Aid, Relief and Economic Security Act	FTE	Fully Tax Equivalent	PSU	Performance Stock Unit
C&I	Commercial and Industrial	GAAP	United States Generally Accepted Accounting Principles	ROA	Return on Average Assets
CD	Certificate of Deposit	GLB Act	Gramm-Leach-Bliley Act	ROE	Return on Average Equity
CDI	Core Deposit Intangible	GNMA	Government National Mortgage Association	RSA	Restricted Stock Award
CECL	Current Expected Credit Loss (ASC-326)	HB	House Bill	RSU	Restricted Stock Unit
CEO	Chief Executive Officer	HELOC	Home Equity Line of Credit	SAB	Staff Accounting Bulletin
CFO	Chief Financial Officer	ITM	Interactive Teller Machine	SAR	Stock Appreciation Right
COVID-19	Coronavirus Disease 2019	KBST	King Bancorp Statutory Trust I	SEC	Securities and Exchange Commission
CRA	Community Reinvestment Act	KSB	King Bancorp, Inc. and King Southern Bank	SSUAR	Securities Sold Under Agreements to Repurchase
CRE	Commercial Real Estate	LIBOR	London Interbank Offered Rate	SBA	Small Business Administration
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act	Loans	Loans and Leases	TCE	Tangible Common Equity
DTA	Deferred Tax Asset	MBS	Mortgage Backed Securities	TDR	Troubled Debt Restructuring
DTL	Deferred Tax Liability	MSA	Metropolitan Statistical Area	TPS	Trust Preferred Securities
DCF	Discounted Cash Flow	MSRs	Mortgage Servicing Rights	VA	U.S. Department of Veterans Affairs
EPS	Earnings Per Share	NASDAQ	The NASDAQ Stock Market, LLC	WM&T	Wealth Management and Trust

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

March 31, 2020 (unaudited) and December 31, 2019 (in thousands, except per share data)

	March 31,	December 31,
	2020	2019
Assets
Cash and due from banks	$47,662	$46,863
Federal funds sold and interest bearing due from banks	206,849	202,861
Total Cash and cash equivalents	254,511	249,724

Mortgage loans held for sale	8,141	8,748
Available for sale debt securities (amortized cost of $436,446 in 2020 and $469,313 in 2019	445,813	470,738
Federal Home Loan Bank stock, at cost	11,284	11,284
Loans	2,937,366	2,845,016
Allowance for credit losses	42,143	26,791
Net loans	2,895,223	2,818,225

Premises and equipment, net	57,278	58,618
Bank owned life insurance	32,736	32,557
Accrued interest receivable	8,563	8,534
Goodwill	12,513	12,513
Core deposit intangible	2,203	2,285
Other assets	56,321	50,971
Total assets	$3,784,586	$3,724,197

Liabilities
Deposits:
Non-interest bearing	$858,883	$810,475
Interest bearing	2,339,995	2,323,463
Total deposits	3,198,878	3,133,938

Securities sold under agreements to repurchase	32,366	31,895
Federal funds purchased	9,747	10,887
Federal Home Loan Bank advances	69,191	79,953
Accrued interest payable	419	640
Other liabilities	64,283	60,587
Total liabilities	3,374,884	3,317,900

Commitments and contingent liabilities (Footnote 14)	—	—

Stockholders’ equity
Preferred stock, no par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value. Authorized 40,000,000 shares; issued and outstanding 22,665,000 and 22,604,000 shares in 2020 and 2019, respectively	36,408	36,207
Additional paid-in capital	38,367	35,714
Retained earnings	328,475	333,699
Accumulated other comprehensive income	6,452	677
Total stockholders’ equity	409,702	406,297
Total liabilities and stockholders’ equity	$3,784,586	$3,724,197

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

For the three months ended March 31, 2020 and 2019 (in thousands, except per share data)

	Three months ended
	March 31,
	2020	2019
Interest income:
Loans and leases, including fees	$33,749	$31,571
Federal funds sold and interest bearing due from banks	531	733
Mortgage loans held for sale	61	37
Securities available for sale:
Taxable	2,466	2,568
Tax-exempt	75	147
Total interest income	36,882	35,056
Interest expense:
Deposits	3,962	5,066
Securities sold under agreements to repurchase	16	25
Federal funds purchased and other short-term borrowing	29	60
Federal Home Loan Bank advances	429	221
Total interest expense	4,436	5,372
Net interest income	32,446	29,684
Provision for credit losses	5,550	600
Net interest income after provision	26,896	29,084
Non-interest income:
Wealth management and trust services	6,218	5,439
Deposit service charges	1,283	1,178
Debit and credit card income	1,980	1,744
Treasury management fees	1,284	1,157
Mortgage banking income	846	450
Net investment product sales commissions and fees	466	356
Bank owned life insurance	179	178
Other	280	506
Total non-interest income	12,536	11,008
Non-interest expenses:
Compensation	12,233	11,801
Employee benefits	3,167	2,555
Net occupancy and equipment	1,881	1,849
Technology and communication	2,013	1,773
Debit and credit card processing	656	587
Marketing and business development	560	625
Postage, printing and supplies	441	406
Legal and professional	623	534
FDIC insurance	129	238
Amortization/impairment of tax credit partnerships	36	52
Capital and deposit based taxes	1,030	904
Other	1,181	1,288
Total non-interest expenses	23,950	22,612
Income before income tax expense	15,482	17,480
Income tax expense	2,250	1,839
Net income	$13,232	$15,641
Net income per share, basic	$0.59	$0.69
Net income per share, diluted	$0.58	$0.68
Weighted average outstanding shares:
Basic	22,516	22,661
Diluted	22,736	22,946

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

For the three months ended March 31, 2020 and 2019 (in thousands)

	Three months ended
	March 31,
	2020	2019
Net income	$13,232	$15,641
Other comprehensive income:
Change in unrealized gain on AFS debt securities	7,942	3,425
Change in fair value of derivatives used in cash flow hedge	(346)	(208)
Total other comprehensive income, before income tax expense	7,596	3,217
Tax effect	1,821	588
Total other comprehensive income, net of tax	5,775	2,629
Comprehensive income	$19,007	$18,270

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

For the three months ended March 31, 2020 and 2019 (in thousands, except per share data)

					Accumulated
	Common stock		Additional		other	Total
	Shares		paid-in	Retained	comprehensive	stockholders'
	outstanding	Amount	capital	earnings	loss	equity

Balance, January 1, 2019	22,749	$36,689	$36,797	$298,156	$(5,142)	$366,500

Activity for three months ended March 31, 2019:
Net income	—	—	—	15,641	—	15,641
Net change in accumulated other comprehensive income	—	—	—	—	2,629	2,629
Stock compensation expense	—	—	863	—	—	863
Stock issued for share-based awards, net of witholdings to satisfy employee tax obligations	74	245	2,254	(4,452)	—	(1,953)
Cash dividends declared, $0.25 per share	—	—	—	(5,686)	—	(5,686)
Balance, March 31, 2019	22,823	$36,934	$39,914	$303,659	$(2,513)	$377,994

					Accumulated
	Common stock		Additional		other	Total
	Shares		paid-in	Retained	comprehensive	stockholders'
	outstanding	Amount	capital	earnings	income	Total

Balance, January 1, 2020	22,604	$36,207	$35,714	$333,699	$677	$406,297

Activity for three months ended March 31, 2020:
Impact of adoption of ASC 326	—	—	—	(8,823)	—	(8,823)
Net income	—	—	—	13,232	—	13,232
Net change in accumulated other comprehensive income	—	—	—	—	5,775	5,775
Stock compensation expense	—	—	817	—	—	817
Stock issued for share-based awards, net of witholdings to satisfy employee tax obligations	62	203	1,858	(3,546)	—	(1,485)
Cash dividends declared, $0.27 per share	—	—	—	(6,111)	—	(6,111)
Shares cancelled	(1)	(2)	(22)	24	—	—
Balance, March 31, 2020	22,665	$36,408	$38,367	$328,475	$6,452	$409,702

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

For the three months ended March 31, 2020 and 2019 (in thousands)

	2020	2019
Operating activities:
Net income	$13,232	$15,641
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	5,550	600
Depreciation, amortization and accretion, net	1,211	783
Deferred income tax	277	(1,028)
Gain on sales of mortgage loans held for sale	(769)	(238)
Origination of mortgage loans held for sale	(30,974)	(13,346)
Proceeds from sale of mortgage loans held for sale	32,350	12,278
Bank owned life insurance income	(179)	(178)
(Gain)/Loss on the disposal of premises and equipment	(231)	4
Gain on the sale of other real estate owned	—	(22)
Stock compensation expense	817	863
Excess tax benefits from share-based compensation arrangements	(60)	(311)
Net change in accrued interest receivable and other assets	(5,018)	(1,237)
Net change in accrued interest payable and other liabilities	(3,509)	(2,754)
Net cash provided by operating activities	12,697	11,055
Investing activities:
Purchases of securities available for sale	(85,100)	(174,490)
Proceeds from maturities and paydowns of securities available for sale	118,060	108,124
Proceeds from redemption of Federal Home Loan Bank stock	—	590
Net change in loans	(85,733)	17,800
Purchases of premises and equipment	(1,564)	(1,999)
Proceeds from sales of premises and equipment	1,222	40
Proceeds from bank owned life insurance mortality benefit	—	908
Other investment activities	(618)	(824)
Proceeds from sales of other real estate owned	—	512
Net cash used in investing activities	(53,733)	(49,339)
Financing activities:
Net change in deposits	64,920	(41,816)
Net change in securities sold under agreements to repurchase and federal funds purchased		510
Proceeds from Federal Home Loan Bank advances	30,000	30,000
Repayments of Federal Home Loan Bank advances	(40,824)	(30,324)
Share repurchases related to compensation plans	(1,485)	(1,953)
Cash dividends paid	(6,119)	(5,732)
Net cash provided by (used in) financing activities	45,823	(49,315)
Net change in cash and cash equivalents	4,787	(87,599)
Cash and cash equivalents at beginning of period	249,724	198,939
Cash and cash equivalents at end of period	$254,511	$111,340
Supplemental cash flow information:
Interest paid	$4,657	$5,425
Income taxes paid, net of refunds	—	—
Cash paid for operating lease liabilities	393	354
Supplemental non-cash activity:
Unfunded commitments in tax credit investments	$5,503	$2,025
Initital recognition of right-of-use lease assets	—	16,747
Initital recognition operating lease liabilities	—	18,067
Loans transferred to OREO	—	—

See accompanying notes to unaudited consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)	Basis of Presentation and Summary of Significant Accounting Policies

Nature of Operations – Stock Yards Bancorp, Inc. (“Bancorp” or “the Company”) is a FHC headquartered in Louisville, Kentucky. The accompanying consolidated financial statements include the accounts of its wholly-owned subsidiary, SYB (“the Bank). Established in 1904, SYB is a state-chartered non-member financial institution that provides services in the Louisville, Kentucky, Indianapolis, Indiana and Cincinnati, Ohio MSAs through 42 full service banking center locations.

As a result of its acquisition on May 1, 2019, Bancorp became the 100% successor owner of KBST, an unconsolidated finance subsidiary. As permitted under the terms of the governing documents, Bancorp redeemed the TPS at the par amount of approximately $4 million in June 2019.

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

Principles of Consolidation and Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all the information and footnotes required by GAAP for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Intercompany transactions have been eliminated. These condensed consolidated financial statements should be read in conjunction with Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2019. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

Critical Accounting Policies and Estimates – Certain accounting estimates are important to the portrayal of Bancorp’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy, including COVID-19-related changes, and changes in the financial condition of borrowers.

Bancorp’s accounting policies are fundamental to understanding management’s discussion and analysis of our results of operations and financial condition. At December 31, 2019, the significant accounting policy considered to be the most critical in preparing Bancorp’s consolidated financial statements is the determination of the ACL. See the section titled “Critical Accounting Policies and Estimates” in Bancorp’s 2019 Annual Report on Form 10-K for additional detail.

On January 1, 2020, Bancorp adopted ASC 326 “Financial Instruments – Credit Losses,” which created material changes to Bancorp’s existing critical accounting policy that existed at December 31, 2019. Effective January 1, 2020 through March 31, 2020, the significant accounting policy which considered to be the most critical in preparing Bancorp’s consolidated financial statements is the determination of the ACL on loans.

The ACL is established through credit loss expense charged to current earnings. The amount maintained in the ACL reflects management’s estimate of the net amount not expected to be collected on the loan portfolio at the balance sheet date. The ACL is comprised of specific reserves assigned to certain loans that do not share general risk characteristics and general reserves on pools of loans that do share general risk characteristics. Factors contributing to the determination of specific reserves include the creditworthiness of the borrower and more specifically, changes in the expected future receipt of principal and interest payments and/or in the value of pledged collateral. A reserve is recorded when the carrying amount of the loan exceeds the discounted estimated cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. For purposes of establishing the general reserve, Bancorp stratifies the loan portfolio into homogeneous groups of loans that possess similar loss potential characteristics and calculates the net amount expected to be collected over the life of the loans to estimate the credit losses in the loan portfolio. Bancorp’s methodologies for estimating the ACL consider available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts.

Significant Accounting Policies – In preparing the unaudited consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of related revenues and expenses during the reporting period. Actual results could differ from those estimates. A description of significant accounting policies is presented in Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2019.

Debt Securities – Bancorp determines the classification of debt securities at the time of purchase. Debt securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost. Debt securities not classified as held to maturity are classified as AFS and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in AOCI, net of tax. All debt securities were classified as AFS at March 31, 2020 and December 31, 2019.

Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific-identification method. Amortization of premiums and discounts are recognized in interest income over the period to maturity using the interest method, except for premiums on callable debt securities, which are amortized to their earliest call date.

Bancorp has made a policy election to exclude accrued interest from the amortized cost basis of debt securities and reports accrued interest separately in other assets in the consolidated balance sheets. A debt security is placed on non-accrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on non-accrual is reversed against interest income. There was no accrued interest related to AFS debt securities reversed against interest income for the three months ended March 31, 2020 and 2019.

ACL – AFSDebt Securities - For AFS debt securities in an unrealized loss position, Bancorp evaluates the securities to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or non-credit related factors. Any impairment that is not credit related is recognized in AOCI, net of tax. Credit related impairment is recognized as an a ACL on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Accrued interest receivable is excluded from the estimate of credit losses. Both the ACL and the adjustment to net income may be reversed if conditions change. However, if Bancorp intends to sell an impaired AFS debt security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount would be recognized in earnings with a corresponding adjustment to the security’s amortized cost basis. Because the security’s amortized cost basis is adjusted to fair value, there is no ACL in this situation.

In evaluating AFS debt securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, Bancorp considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition, among other factors. There were no credit related factors underlying unrealized losses on AFS debt securities at March 31, 2020 and December 31, 2019.

Changes in the ACL are recorded as expense. Losses are charged against the ACL when management believes the uncollectability of an AFS debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Loans – Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost basis, which is the unpaid principal balance outstanding, net of unearned income, deferred loan fees and costs, premiums and discounts associated with acquisition date fair value adjustments on acquired loans and any direct principal charge-offs. Bancorp has made a policy election to exclude accrued interest from the amortized cost basis of loans and report accrued interest separately from the related loan balance in other assets on consolidated balance sheets.

Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income over the remaining life of the loan without anticipating prepayments.

Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement or any portion thereof remains unpaid after the due date of the scheduled payment. Loans are classified as non-accrual when, in the opinion of management, collection of principal or interest is doubtful. The accrual of interest income on loans is typically discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection, or if full collection of interest or principal becomes uncertain. Consumer loans are typically charged off no later than 120 days past due. All interest accrued but not received for a loan placed on non-accrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost recovery method, until qualifying for return to accrual. Under the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero. Under the cash basis method, interest income is recorded when the payment is received in cash. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Acquired loans are recorded at fair value at the date of acquisition based on a DCF methodology that considers various factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and a discount rate reflecting Bancorp’s assessment of risk inherent in the cash flow estimates. Certain larger purchased loans are individually evaluated while certain purchased loans are grouped together according to similar risk characteristics and are treated in the aggregate when applying various valuation techniques. These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change.

Prior to January 1, 2020, loans acquired in a business combination that had evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that Bancorp would be unable to collect all contractually required payments receivable were considered PCI. PCI loans were individually evaluated and recorded at fair value at the date of acquisition with no initial ACL based on a DCF methodology that considered various factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and a discount rate reflecting the Company’s assessment of risk inherent in the cash flow estimates. The difference between the DCFs expected at acquisition and the investment in the loan, or the “accretable yield,” was recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the DCFs expected at acquisition, or the “non-accretable difference,” were not recognized on the balance sheet and did not result in any yield adjustments, loss accruals or valuation allowances. Increases in expected cash flows, including prepayments, subsequent to the initial investment were recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows were recognized as impairment. ACLs on PCI loans reflected only losses incurred after the acquisition (meaning the PV of all cash flows expected at acquisition that ultimately were not to be received).

Subsequent to January 1, 2020, loans acquired in a business combination that have experienced more-than-insignificant deterioration in credit quality since origination are considered PCD loans. At the acquisition date, an estimate of expected credit losses is made for groups of PCD loans with similar risk characteristics and individual PCD loans without similar risk characteristics. This initial ACL is allocated to individual PCD loans and added to the purchase price or acquisition date fair values to establish the initial amortized cost basis of the PCD loans. As the initial ACL is added to the purchase price, there is no credit loss expense recognized upon acquisition of a PCD loan. Any difference between the unpaid principal balance of PCD loans and the amortized cost basis is considered to relate to non-credit factors and results in a discount or premium. Discounts and premiums are recognized through interest income on a level-yield method over the life of the loans. Approximately $1.6 million in loans considered to be PCI were converted to PCD on January 1, 2020.

For acquired loans not deemed PCD at acquisition, the differences between the initial fair value and the unpaid principal balance are recognized as interest income on a level-yield basis over the lives of the related loans. At the acquisition date, an initial allowance for expected credit losses is estimated and recorded as credit loss expense.

The subsequent measurement of expected credit losses for all acquired loans is the same as the subsequent measurement of expected credit losses for originated loans.

ACL – Loans – Under the current CECL model, the ACL on loans represents a valuation allowance estimated at each balance sheet date in accordance with GAAP that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loan portfolio.

Bancorp estimates the ACL on loans based on the underlying assets’ amortized cost basis, which is the amount at which the receivable is originated or acquired, adjusted for applicable accretion or amortization of premium, discount, and net deferred fees or costs, collection of payment, and charge-offs. In the event that collection of principal becomes uncertain, Bancorp has policies in place to reverse accrued interest in a timely manner. Therefore, Bancorp has made a policy election to exclude accrued interest from the measurement of ACL.

Expected credit losses are reflected in the ACL through a charge to provision for credit losses. When Bancorp deems all or a portion of a financial asset to be uncollectible the appropriate amount is written off and the ACL is reduced by the same amount. Bancorp applies judgment to determine when a financial asset is deemed uncollectible; however, generally speaking, an asset will be considered uncollectible no later than when all efforts at collection have been exhausted. Subsequent recoveries, if any, are credited to the ACL when received.

Bancorp’s methodologies for estimating the ACL consider available relevant information about the collectability of cash flows, including information about past events, current conditions and reasonable and supportable forecasts. The methodologies apply historical loss information, adjusted for asset-specific characteristics, economic conditions at the measurement date, and forecasts about future economic conditions expected to exist through the contractual lives of the financial assets that are reasonable and supportable, to the identified pools of financial assets with similar risk characteristics for which the historical loss experience was observed. Bancorp’s methodologies may revert back to historical loss information on a straight line basis over a number quarters when it can no longer develop reasonable and supportable forecasts.

Loans are predominantly segmented by federal call codes into loan pools that have similar risk characteristics, similar collateral type, and are assumed to pose consistent risk of loss to Bancorp. Bancorp has identified the following pools of financial assets with similar risk characteristics for measuring expected credit losses:

Commercial real estate – owner occupied – Includes non-farm non-residential real estate loans for a variety of commercial property types and purposes, and is typically secured by commercial office or industrial buildings, warehouses or retail buildings where the owner of the building occupies the property. The primary source of repayment is the cash flow from the ongoing operations and activities conducted by the party (or affiliate) who owns the property. Repayment terms vary considerably, interest rates are fixed or variable, and are structured for full, partial, or no amortization of principal.

Commercial real estate – non-owner occupied – Includes investment real estate loans secured by similar collateral as above. The primary source of income for this loan type is typically rental income associated with the property. These loans generally involve a greater degree of credit risk, as these borrowers are more sensitive to adverse economic conditions. This category also includes apartment or multifamily residential buildings (secured by 5 or more dwelling units).

Construction and land development — Consists of loans to finance the ground up construction, improvement and/or carrying for sale after the completion of construction of owner occupied and non-owner occupied residential and commercial properties and loans secured by raw or improved land. The repayment of C&D loans is generally dependent upon the successful completion of the improvements by the builder for the end user, the leasing of the property, or sale of the property to a third party. Repayment of land secured loans are dependent upon the successful development and sale of the property, the sale of the land as is, or the outside cash flow of the owners to support the retirement of the debt. Bancorp’s construction loans may convert to one of the above categories once construction is completed or principal amortization payments begin, assuming the borrower retains financing with the Bank.

Commercial and Industrial — Represents loans for commercial and industrial purposes to sole proprietorships, partnerships, corporations and other business enterprises, where secured (other than those that meet the definition of a “loan secured by real estate”) or unsecured, single payment or installment. This category includes loans for the purpose of financing capital expenditures, loans guaranteed by the SBA and non-real estate related construction loans in addition to loans secured by accounts receivable, inventory and other business assets such as equipment. Bancorp originates these loans for a variety of purposes across a various industries. This category also includes loans to commercial banks in the U.S. This portfolio has been segregated between term loans and revolving lines of credits based on the varied characteristics of these individual loan structures.

Residential real estate — Includes non-revolving (closed-end) first and junior liens secured by residential real estate primarily in Bancorp’s market areas. This portfolio has been segregated between owner occupied and non-owner occupied status, as the investment nature of the latter poses additional risks to Bancorp.

Home equity lines of credit – Similar to the above, however these are revolving (open-ended) lines of credit that typically represent junior liens.

Consumer — Represents loans to individuals for household, family and other personal expenditures that may be secured or unsecured. This includes pre-arranged overdraft plans, secured automobile loans and other consumer purposed loans.

Leases — The Company offers a variety of leasing options to businesses to acquire equipment.

Commercial Credit Cards — Represents revolving loans to businesses to manage operating cash flows.

Bancorp measures expected credit losses for its portfolio segments as follows:

Loan Portfolio Segment	ACL Methodology

Commercial real estate - non-owner occupied	Discounted cash flow
Commercial real estate - owner occupied	Discounted cash flow
Commercial and industrial - term	Static pool
Commercial and industrial - line of credit	Static pool
Residential real estate - owner occupied	Discounted cash flow
Residential real estate - non-owner occupied	Discounted cash flow
Construction and land development	Static pool
Home equity lines of credit	Static pool
Consumer	Static pool
Leases	Static pool
Credit cards - commercial	Static pool

Discounted Cash flow Method - The DCF methodology is used to develop cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speeds, curtailments, time to recovery, probability of default and loss given default. The modeling of expected prepayment speeds, curtailment rates and time to recovery are based on historical internal data.

Bancorp uses regression analysis of historical internal and peer data to determine suitable loss drivers to utilize when modeling lifetime probability of default and loss given default. This analysis also determines how expected probability of default and loss given default will react to forecasted levels of the loss drivers. For all loan pools utilizing the DCF method, management utilizes the forecasted Seasonally Adjusted National Civilian Unemployment Rate as its primary loss driver, as this was determined to best correlate to historical losses.

With regard to the DCF model and the adoption of CECL on January 1, 2020, management determined that four quarters represented a reasonable and supportable forecast period with reversion back to a historical loss rate over eight quarters on a straight-line basis.

The combination of adjustments for credit expectations (default and loss) and timing expectations (prepayment, curtailment, and time to recovery) produces an expected cash flow stream at the instrument level. Instrument effective yield is calculated, net of the impacts of prepayment assumptions and the instrument expected cash flows are then discounted at that effective yield to produce an instrument-level NPV of expected cash flows. An ACL is established for the difference between the instrument’s NPV and amortized cost basis.

Static Pool Method – The static pool methodology is utilized for the loan portfolio segments that typically have shorter durations. For each of these loan segments, Bancorp applies an expected loss ratio based on historical losses adjusted as appropriate for qualitative factors. Qualitative loss factors are based on management's judgment of company, market, industry or business specific data, changes in underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, non-performing and adversely rated loans, and reasonable and supportable forecasts of economic conditions.

Collateral Dependent Loans - Loans that do not share risk characteristics are evaluated on an individual basis. For collateral dependent loans where Bancorp has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the financial asset to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. When repayment is expected to be from the operation of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the financial asset exceeds the PV of expected cash flows from the operation of the collateral. When repayment is expected to be from the sale of the collateral, expected credit losses are calculated as the amount by which the amortized costs basis of the financial asset exceeds the fair value of the underlying collateral less estimated cost to sell. The ACL may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of loan. Bancorp’s estimate of the ACL reflects losses expected over the remaining contractual life of the loan and the contractual term does not consider extensions, renewals or modifications.

A loan that has been modified or renewed is considered a TDR when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made for the borrower's benefit that would not otherwise be considered for a borrower or transaction with similar credit risk characteristics. TDRs are evaluated individually to determine the required ACL. TDRs performing in accordance with their modified contractual terms for a reasonable period of time may be included in Bancorp’s existing pools based on the underlying risk characteristics of the loan to measure the ACL.

Off-Balance Sheet Credit Exposures – Financial instruments include off-balance sheet credit instruments, such as commitments to make loans, and commercial letters of credit, issued to meet customer financing needs. Bancorp’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for off-balance sheet loan commitments is represented by the contractual amount of those instruments. Such financial instruments are recorded when they are funded.

Bancorp records an ACL on off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable, through a charge to credit loss expense for off-balance sheet credit exposures included in other non-interest expense in Bancorp’s consolidated statements of income. The ACL on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the current CECL model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur and is included in other liabilities on Bancorp’s consolidated balance sheets.

Recently Adopted Accounting Standards – Bancorp adopted ASC 326, Financial Instruments – Credit Losses, on January 1, 2020 using the modified retrospective approach. Results for the periods subsequent to January 1, 2020 are presented under ASC 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP. Bancorp recorded a net reduction of retained earnings of $8.8 million upon adoption. The transition adjustment includes an increase in the ACL on loans of $8.2 million and an increase in the ACL on off-balance sheet credit exposures of $3.5 million, net of the total corresponding DTA increase of $2.9 million.

Bancorp adopted ASC 326 using the prospective transition approach for loans purchased with PCD that were previously classified as PCI and accounted for under ASC 310-30. In accordance with the standard, management did not reassess whether PCI loans met the criteria of PCD loans as of the adoption date. On January 1, 2020, non-accretable yield marks of $1.6 million related to formerly classified PCI loans were reclassed between the amortized cost basis of loans and corresponding ACL.

The following table summarizes the impact of the adoption of ASC 326:

	January 1, 2020
(in thousands)	As reported under ASC 326	Pre-ASC 326 Adoption	Impact of ASC 326 Adoption

Allowance for credit losses on loans:

Commercial real estate - non-owner occupied	$8,333	$5,235	$3,098
Commercial real estate - owner occupied	6,219	3,327	2,892
Total commercial real estate	14,552	8,562	5,990

Commercial and industrial - term	7,147	6,782	365
Commercial and industrial - line of credit	4,129	5,657	(1,528)
Total commercial and industrial	11,276	12,439	(1,163)

Residential real estate - owner occupied	2,713	1,527	1,186
Residential real estate - non-owner occupied	1,376	947	429
Total residential real estate	4,089	2,474	1,615

Construction and land development	5,161	2,105	3,056
Home equity lines of credit	842	728	114
Consumer	398	100	298
Leases	233	237	(4)
Credit cards - commercial	96	146	(50)
Total allowance for credit losses on loans (1)	$36,647	$26,791	$9,856

Total allowance for credit losses on off-balance sheet exposures	$3,850	$350	$3,500

(1)

– The impact of the ASC 326 adoption on the ACL for loans reflects $8.2 million related to the transition from the incurred loss ACL model to the CECL ACL model and $1.6 million related to the transition from PCI to PCD methodology as defined in the standard.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this update modify the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The update is effective for interim and annual periods in fiscal years beginning after December 15, 2019, with early adoption permitted for the removed disclosures and delayed adoption until the fiscal year 2020 permitted for the new disclosures. The removed and modified disclosures will be adopted on a retrospective basis, and the new disclosures will be adopted on a prospective basis. The adoption did not have a material effect on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment.” This ASU simplifies the accounting for goodwill impairment by requiring impairment charges to be based on the first step in the previous two-step impairment test. Under the new guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standard eliminates the prior requirement to calculate a goodwill impairment charge using Step 2, which requires an entity to calculate any impairment charge by comparing the implied fair value of goodwill with its carrying amount. ASU 2017-04 was effective for Bancorp on January 1, 2020 and did not have a material impact on the Company’s financial statements.

In August 2018, the FASB issued ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by these amendments. ASU 2018-15 was effective for Bancorp on January 1, 2020 and did not have a material impact on the Company’s financial statements.

In March 2020, interagency guidance was issued regarding loan modifications and reporting for financial institutions working with customers affected by COVID-19. The interagency statement was effective immediately and impacted accounting for loan modifications. Under ASC 310-40, “Receivables – Troubled Debt Restructurings by Creditors,” a restructuring of debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to such relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. This interagency guidance could have a material impact on Bancorp’s financial statements; however, this impact cannot be quantified at this time.

Accounting Standards Updates – Generally, if an issued but not yet effective ASU with an expected immaterial impact to Bancorp has been disclosed in prior SEC filings, it will not be re-disclosed.

In April 2019, the FASB issued ASU No. 2019-04,” Codification Improvements to Financial Instruments - Credit Losses (ASC 326), Derivatives and Hedging (ASC 815), and Financial Instruments (ASC 825).” The amendments in the ASU improve the Codification by eliminating inconsistencies and providing clarifications. The amended guidance in this ASU related to the credit losses will be effective for the Company for fiscal years and interim periods beginning after December 15, 2022. Bancorp is currently evaluating the impact of the ASU on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): “Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The amendments in this update provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. It provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2022. Bancorp is currently evaluating the impact of this ASU on the Company’s consolidated financial statements.

(2)	Acquisition

On May 1, 2019, Bancorp completed its acquisition of KSB, for $28 million in cash. The acquisition expanded Bancorp’s market area into nearby Nelson County, Kentucky, while growing its customer base in Louisville, Kentucky.

Effective March 31, 2020, management finalized the fair values of the acquired assets and assumed liabilities in advance of 12 months post acquisition date, as allowed by GAAP.

The following table provides a summary of the assets acquired and liabilities assumed as recorded by the acquiree, the previously reported preliminary fair value adjustments necessary to adjust those acquired assets and assumed liabilities to fair value, final recast adjustments to those previously reported preliminary fair values, and the final fair values of those assets and liabilities as recorded by Bancorp.

	May 1, 2019
	As Recorded	Fair Value		Recast		As Recorded
(in thousands)	by KSB	Adjustments (1)		Adjustments		by Bancorp
Assets acquired:

Cash and due from banks	$3,316	$—		$—		$3,316
Interest bearing due from banks	1,761	—		—		1,761
Securities available for sale	12,404	23	a	—		12,427
Federal Home Loan Bank stock, at cost	1,517	—		—		1,517
Federal Reserve Bank stock, at cost	490	—		—		490
Loans	165,744	(1,597)	b	(118)	b	164,029
Allowance for credit losses	(1,812)	1,812	b	—		—
Net loans	163,932	215		(118)		164,029
Premises and equipment, net	4,358	(1,328)	c	431	c	3,461
Bank owned life insurance	3,431	—		—		3,431
Core deposit intangible	—	1,519	d	—		1,519
Other real estate owned	325	(325)	e	—		—
Other assets and accrued interest receivable	867	(36)	f	—		831
Total assets acquired	$192,401	$68		$313		$192,782

Liabilities assumed:

Deposits:
Non-interest bearing	$24,939	$—		$—		$24,939
Interest bearing	100,839	(252)	g	—		100,587
Total deposits	125,778	(252)		—		125,526

Federal funds purchased	1,566	—		—		1,566
Federal Home Loan Bank advances	43,718	(419)	h	—		43,299
Subordinated note	3,609	—		—		3,609
Holding Company line of credit	2,300	—		—		2,300
Other liabilities and accrued interest payable	313	—		—		313

Total liabilities assumed	177,284	(671)		—		176,613

Net assets acquired	$15,117	$739		$313		$16,169

Cash consideration paid						(28,000)

Goodwill						$11,831

(1)	– See the following page for explanations of individual fair value adjustments.

Explanation of the above pre-ASC 326 fair value adjustments:

a.	Reflects the fair value adjustment based on Bancorp’s evaluation of the acquired investment portfolio.

b.	Reflects the fair value adjustment based on Bancorp’s evaluation of the acquired loan portfolio and to eliminate the acquiree’s recorded allowance.

c.	Reflects the fair value adjustment based on Bancorp’s evaluation of the premises and equipment acquired.

d.	Reflects the fair value adjustment for the CDI asset recorded as a result of the acquisition.

e.	Reflects the fair value adjustment based upon Bancorp’s evaluation of the foreclosed real estate acquired.

f.	Reflects the write-off of a miscellaneous other asset.

g.	Reflects the fair value adjustment based on the Company’s evaluation of the assumed time deposits.

h.	Reflects the fair value adjustment based upon Bancorp’s evaluation of the assumed FHLB advances.

Goodwill of approximately $12 million, which is the excess of the acquisition consideration over the fair value of net assets acquired, was recorded and is the result of expected operational synergies and other factors. This goodwill was entirely attributable to Bancorp’s Commercial Banking segment and deductible for tax purposes.

Based upon the proximity to existing branch locations, Bancorp closed and ultimately sold three acquired full service branch locations in 2019, while retaining the associated customer relationships. Goodwill was recast in 2019 based on these sales.

Pro forma financial information as of the acquisition was not considered material.

(3)	Available for Sale Debt Securities

All of Bancorp’s debt securities are classified as AFS. Amortized cost, unrealized gains and losses and fair value of securities follow:

(in thousands)		Unrealized		Allowance
March 31, 2020	Amortized cost	Gains	Losses	for Credit Losses	Fair value

Government sponsored enterprise obligations	$203,401	$2,647	$(125)	$—	$205,923
Mortgage backed securities - government agencies	219,811	6,766	(5)	—	226,572
Obligations of states and political subdivisions	13,234	84	—	—	13,318

Total available for sale debt securities	$436,446	$9,497	$(130)	$—	$445,813

December 31, 2019

U.S. Treasury and other U.S. Government Obligations	$49,887	$10	$—	$—	$49,897
Government sponsored enterprise obligations	208,933	1,189	(178)	—	209,944
Mortgage backed securities - government agencies	193,574	1,243	(956)	—	193,861
Obligations of states and political subdivisions	16,919	117	—	—	17,036

Total available for sale debt securities	$469,313	$2,559	$(1,134)	$—	$470,738

At March 31, 2020 and December 31, 2019, there were no holdings of debt securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

There were no gains or losses on sales or calls of securities for the three-month periods ending March 31, 2020 and 2019. Securities acquired in the May 1, 2019, acquisition totaling $12 million, were sold immediately following the acquisition with no gain or loss realized in the income statement.

Accrued interest on AFS debt securities totaled $1.5 million and $1.6 million at March 31, 2020 and December 31, 2019 and was included in other assets in the consolidated balance sheets.

A summary of AFS debt securities by contractual maturity follows:

(in thousands)	Amortized cost	Fair value

Due within 1 year	$76,966	$77,108
Due after 1 year but within 5 years	31,054	31,618
Due after 5 years but within 10 years	5,482	5,583
Due after 10 years	103,133	104,932
Mortgage backed securities - government agencies	219,811	226,572
Total securities available for sale	$436,446	$445,813

Actual maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without prepayment penalties. The investment portfolio includes MBS’s, which are guaranteed by agencies such as FHLMC, FNMA and GNMA. These securities differ from traditional debt securities primarily in that they may have uncertain principal payment dates and are priced based on estimated prepayment rates on the underlying collateral.

Securities with a carrying value of $384 million and $403 million were pledged at March 31, 2020 and December 31, 2019, to secure accounts of commercial depositors in cash management accounts, public funds and uninsured cash balances for WM&T accounts.

AFS debt securities with unrealized loss position for which an ACL has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous loss position follow:

	Less than 12 months		12 months or more		Total

(in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2020	value	losses	value	losses	value	losses

Government sponsored enterprise obligations	$26,339	$(92)	$1,480	$(33)	$27,819	$(125)
Mortgage-backed securities - government agencies	1,033	(5)	—	—	1,033	(5)

Total temporarily impaired securities	$27,372	$(97)	$1,480	$(33)	$28,852	$(130)

December 31, 2019
Government sponsored enterprise obligations	$16,503	$(107)	$11,492	$(71)	$27,995	$(178)
Mortgage-backed securities - government agencies	81,664	(496)	32,453	(460)	114,117	(956)

Total temporarily impaired securities	$98,167	$(603)	$43,945	$(531)	$142,112	$(1,134)

Applicable dates for determining when securities are in an unrealized loss position are March 31, 2020 and December 31, 2019. As such, it is possible that a security had a market value lower than its amortized cost on other days during the past 12 months, but is not in the “Less than 12 months” category above.

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

Unrealized losses on Bancorp’s investment securities portfolio have not been recognized as an expense because the securities are of high credit quality, and the decline in fair values is due to changes in the prevailing interest rate environment since the purchase date. Fair value is expected to recover as securities reach maturity and/or the interest rate environment returns to conditions similar to when these securities were purchased. These investments consisted of 7 and 54 separate investment positions as of March 31, 2020 and December 31, 2019. Because management does not intend to sell the securities, and it is not likely that Bancorp will be required to sell the investments before recovery of their amortized cost, which may be at maturity, Bancorp does not consider these securities to be other-than-temporarily impaired at March 31, 2020.

FHLB stock represents an investment held by Bancorp which is not readily marketable and is carried at cost adjusted for identified impairment. Impairment is evaluated on an annual basis in the fourth quarter and more often if market conditions warrant. Holdings of FHLB stock are required for access to FHLB advances.

(4)	Loans and Allowance for Credit Losses

Composition of loans by class as reported under ASC 326 follows:

(in thousands)	March 31, 2020	December 31, 2019

Commercial real estate - non-owner occupied	$799,284	$746,283
Commercial real estate - owner occupied	476,534	474,329
Total commercial real estate	1,275,818	1,220,612

Commercial and industrial - term	535,325	457,298
Commercial and industrial - lines of credit	348,543	381,502
Total commercial and industrial	883,868	838,800

Residential real estate - owner occupied	219,221	217,606
Residential real estate - non-owner occupied	134,734	134,995
Total residential real estate	353,955	352,601

Construction and land development	246,040	255,816
Home equity lines of credit	107,121	103,854
Consumer	44,939	47,467
Leases	15,476	16,003
Credits cards - commercial	10,149	9,863
Total loans (1)	$2,937,366	$2,845,016

(1) Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs

For comparative purposes, the composition of loans by class pre-ASC 326 adoption follows:

(in thousands)	December 31, 2019

Commercial and industrial	$870,511
Construction and development, excluding undeveloped land(1)	213,822
Undeveloped land	46,360

Real estate mortgage:
Commercial investment	736,618
Owner occupied commercial	473,783
1-4 family residential	334,358
Home equity - first lien	48,620
Home equity - junior lien	73,477
Subtotal: Real estate mortgage	1,666,856

Consumer	47,467
Total loans(2)	$2,845,016

(1) Consists of land acquired for development by the borrower, but for which no development has yet taken place.
(2) Total loans are presented inclusive of premiums, discounts, and net loan origination fees and costs.

Accrued interest on loans, which is excluded from the amortized cost of loans, totaled $7 million at both March 31, 2020 and December 31, 2019 and was included in other assets in the consolidated balance sheets.

Loans with carrying amounts of $1.7 billion and $1.6 billion at March 31, 2020 and December 31, 2019, respectively, were pledged to secure FHLB borrowing capacity.

Loans to directors and their related interests, including loans to companies for which directors are principal owners and executive officers, totaled $41 million and $43 million as of March 31, 2020 and December 31, 2019.

The following table summarizes loans acquired in Bancorp’s May 1, 2019 acquisition, as recasted:

	May 1, 2019
	Contractual	Non-accretable	Accretable	Acquisition-day
(in thousands)	receivable	amount	amount	fair value

Commercial and industrial	$8,249	$—	$(23)	$8,226
Construction and land development	18,738	—	86	18,824
Real estate mortgage:
Commercial real estate	84,219	—	(456)	83,763
Residential real estate	50,556	—	322	50,878
Home equity lines of credit	875	—	8	883
Subtotal: Real estate mortgage	135,650	—	(126)	135,524

Consumer	1,528	—	(73)	1,455

Total loans ASC 310-20	164,165	—	(136)	164,029

Commercial and industrial	—	—	—	—
Construction and land development	—	—	—	—
Real estate mortgage:
Commercial real estate	1,351	(1,351)	—	—
Residential real estate	228	(228)	—	—
Home equity lines of credit	—	—	—	—
Subtotal: Real estate mortgage	1,579	(1,579)	—	—

Consumer	—	—	—	—

Total loans ASC 310-30 purchased credit impaired loans	1,579	(1,579)	—	—

Total loans	$165,744	$(1,579)	$(136)	$164,029

The Bank acquired PCI loans related to its 2019 and 2013 acquisitions. At acquisition date, these loans were accounted for under ASC 310-30. On January 1, 2020, Bancorp adopted ASC 326 using the prospective transition approach for loans purchased with PCD that were previously classified as PCI and accounted for under ASC 310-30. In accordance with the standard, management did not reassess whether PCI loans met the criteria of PCD loans as of the adoption date. On January 1, 2020, non-accretable yield marks of $1.6 million related to formerly classified PCI loans were reclassed between the amortized cost basis of loans and corresponding ACL.

Bancorp’s estimate of the ACL reflects losses expected over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications. The activity in the ACL related to loans follows (2020 is presented in accordance with ASC 326 and 2019 in accordance with ASC 310):

(in thousands)	Beginning	Impact of adopting ASC	Initial ACL on loans purchased with credit	Provision for			Ending
Three Months Ended March 31, 2020	Balance	ASC 326	deterioration	credit losses	Charge-offs	Recoveries	Balance

Commercial real estate - non-owner occupied	$5,235	$2,946	$152	$5,100	$-	$2	$13,435
Commercial real estate - owner occupied	3,327	1,542	1,350	290	-	-	6,509
Total commercial real estate	8,562	4,488	1,502	5,390	-	2	19,944

Commercial and industrial - term	6,782	365	-	837	(3)	9	7,990
Commercial and industrial - lines of credit	5,657	(1,528)	-	(263)	-	-	3,866
Total commercial and industrial	12,439	(1,163)	-	574	(3)	9	11,856

Residential real estate - owner occupied	1,527	1,087	99	(11)	(10)	10	2,702
Residential real estate - non-owner occupied	947	429	-	43	-	-	1,419
Total residential real estate	2,474	1,516	99	32	(10)	10	4,121

Construction and land development	2,105	3,056	-	24	-	-	5,185
Home equity lines of credit	728	114	-	(219)	-	-	623
Consumer	100	264	34	(138)	(177)	115	198
Leases	237	(4)	-	(74)	-	-	159
Credit cards - commercial	146	(50)	-	(39)	-	-	57
Total net loan (charge-offs) recoveries	$26,791	$8,221	$1,635	$5,550	$(190)	$136	$42,143

(in thousands)	Beginning	Provision for			Ending
Three Months Ended March 31, 2019	Balance	credit losses	Charge-offs	Recoveries	Balance

Real estate mortgage	$10,681	$1,300	$-	$20	$12,001
Commercial and industrial	11,965	(302)	(3)	102	11,762
Construction and development	1,760	(79)	-	203	1,884
Undeveloped land	752	(90)	-	-	662
Consumer	376	(229)	(96)	104	155
	$25,534	$600	$(99)	$429	$26,464

The ACL increased $15.4 million, or 57% from December 31, 2019 to March 31, 2020. Effective January 1, 2020, Bancorp began accounting for credit losses under ASC 326, or CECL. The adoption of this standard increased the opening balance for the ACL by $8.2 million with the offset to retained earnings. Also, on January 1, 2020, non-accretable yield marks of $1.6 million related to formerly classified PCI loans were reclassed between the amortized cost basis of loans and corresponding ACL. In addition to the CECL adoption, the first quarter 2020 ACL was significantly impacted by a model forecast adjustment discussed in detail below, as well as changes in the loan mix and a nominal impact from net charge-offs.

Bancorp measures expected credit losses of financial assets on a collective (pool) basis, when the financial assets share similar risk characteristics. Depending on the nature of the pool of financial assets with similar risk characteristics, Bancorp has measured its portfolio classes as follows:

Loan Portfolio Segment	ACL Methodology

Commercial real estate - non-owner occupied	Discounted cash flow
Commercial real estate - owner occupied	Discounted cash flow
Commercial and industrial - term	Static pool
Commercial and industrial - line of credit	Static pool
Residential real estate - owner occupied	Discounted cash flow
Residential real estate - non-owner occupied	Discounted cash flow
Construction and land development	Static pool
Home equity lines of credit	Static pool
Consumer	Static pool
Leases	Static pool
Credit cards - commercial	Static pool

For the above loan pools utilizing the DCF method, Bancorp utilized regression analysis of historical internal and peer data to identify a suitable loss driver to utilize when modeling lifetime probability of default and loss given default. The regression analysis was used to measure how the expected probability of default and loss given default would react to changes in forecasted levels of the loss driver. Based on this, management determined that the forecasted Seasonally Adjusted National Civilian Unemployment Rate best correlated to historical losses and would be utilized as its primary loss driver to be consistently applied across all applicable loan segments over a reasonable and supportable forecast period under its CECL model.

On January 1, 2020, management determined that four quarters represented a reasonable and supportable forecast period with reversion back to a historical loss rate over eight quarters on a straight-line basis. However, based on the uncertain magnitude and duration of the economic crisis caused by COVID-19, at March 31, 2020, Bancorp elected to forecast for only one quarter versus the four quarters used as of January 1, 2020 and modified its forecast to reflect a significant increase in national unemployment (utilizing the highest unemployment rate in the Company’s observed history) reverting back to the long-term average in the third quarter of 2020, with the loss driver remaining significantly worse compared to recent trends. The impact of the increased unemployment forecast was muted by a decline in qualitative factors attributed to the massive federal stimulus programs enacted at the end of the first quarter.

The static pool methodology is utilized for the loan portfolio segments that typically have shorter durations. For each of these loan segments, Bancorp applies an expected loss ratio based on historical losses adjusted as appropriate for qualitative factors. Qualitative loss factors are based on management's judgment of company, market, industry or business specific data, changes in underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, non-performing and adversely rated loans, and reasonable and supportable forecasts of economic conditions.

The following table presents the amortized cost basis and ACL allocated for collateral dependent loans in accordance with ASC 326, which are individually evaluated to determine expected credit losses:

(in thousands)		Accounts Receivable /			ACL
March 31, 2020	Real Estate	Equipment	Other	Total	Allocation

Commercial real estate - non-owner occupied	$718	$-	$-	$718	$201
Commercial real estate - owner occupied	3,034	-	-	3,034	1,351
Total commercial real estate	3,752	-	-	3,752	1,552

Commercial and industrial - term	-	-	20	20	20
Commercial and industrial - lines of credit	-	-	-	-	-
Total commercial and industrial	-	-	20	20	20

Residential real estate - owner occupied	420	-	-	420	98
Residential real estate - non-owner occupied	63	-	-	63	-
Total residential real estate	483	-	-	483	98

Construction and land development	-	-	-	-	-
Home equity lines of credit	-	-	-	-	-
Consumer	-	-	32	32	32
Leases	-	-	-	-	-
Credit cards - commercial	-	-	-	-	-
Total collateral dependent loans	$4,235	$-	$52	$4,287	$1,702

There have been no significant changes to the types of collateral securing Bancorp’s collateral dependent loans.

The following table presents loans individually and collectively evaluated for impairment and the respective ACL allocation as of December 31, 2019, as determined in accordance with ASC 310 prior to the adoption of ASC 326:

	Loans				ACL
(in thousands)	Loans individually evaluated for	Loans collectively evaluated for	Loans acquired with deteriorated		Loans individually evaluated for	Loans collectively evaluated for	Loans acquired with deteriorated
December 31, 2019	impairment	impairment	credit quality	Total loans	impairment	impairment	credit quality	Total ACL

Commercial and industrial	$8,223	$862,288	$—	$870,511	$1,150	$11,672	$—	$12,822
Construction and development, excluding undeveloped land	—	213,822	—	213,822	—	1,319	—	1,319
Undeveloped land	—	46,360	—	46,360	—	786	—	786
Real estate mortgage	3,307	1,663,549	—	1,666,856	13	11,751	—	11,764
Consumer	—	47,467	—	47,467	—	100	—	100

Total	$11,530	$2,833,486	$—	$2,845,016	$1,163	$25,628	$—	$26,791

The following table presents information pertaining to impaired loans as of December 31, 2019 and the three months ended March 31, 2019, as determined in accordance with ASC 310:

	As of			Three months ended
	December 31, 2019			March 31, 2019

		Unpaid		Average	Interest
	Recorded	principal	Related	recorded	income
(in thousands)	investment	balance	ACL	investment	recognized

Impaired loans with no related ACL
Commercial and industrial	$174	$174	$—	$192	$—
Construction and development, excluding undeveloped land	—	—	—	159	—
Undeveloped land	—	—	—	237	—

Real estate mortgage
Commercial investment	741	741	—	227	—
Owner occupied commercial	2,278	2,736	—	1,026	—
1-4 family residential	124	124	—	801	—
Home equity - junior lien	151	151	—	299	—
Subtotal: Real estate mortgage	3,294	3,752	—	2,353	—

Subtotal	$3,468	$3,926	$-	$2,941	$-

Impaired loans with an ACL
Commercial and industrial	$8,049	$8,049	$1,150	$27	$1
Real estate mortgage
1-4 family residential	13	13	13	14	—
Subtotal: Real estate mortgage	13	13	13	14	—

Subtotal	$8,062	$8,062	$1,163	$41	$1

Total impaired loans:
Commercial and industrial	$8,223	$8,223	$1,150	$219	$1
Construction and development, excluding undeveloped land	—	—	—	159	—
Undeveloped land	—	—	—	237	—

Real estate mortgage
Commercial investment	741	741	—	227	—
Owner occupied commercial	2,278	2,736	—	1,026	—
1-4 family residential	137	137	13	815	—
Home equity - first lien	—	—	—	—	—
Home equity - junior lien	151	151	—	299	—
Subtotal: Real estate mortgage	3,307	3,765	13	2,367	—

Total	$11,530	$11,988	$1,163	$2,982	$1

Differences between recorded investment amounts and unpaid principal balance amounts less related allowance are due to partial charge-offs which have occurred over the lives of certain loans.

The following tables present the aging of contractually past due loans by portfolio class (2020 is presented in accordance with ASC 326 and 2019 in accordance with ASC 310):

				90 or more
				Days Past Due
(in thousands)		30-59 days	60-89 days	(includes all	Total	Total
March 31, 2020	Current	Past Due	Past Due	non-accrual)	Past Due	Loans

Commercial real estate - non-owner occupied	$797,923	$50	$245	$1,066	$1,361	$799,284
Commercial real estate - owner occupied	472,700	627	—	3,207	3,834	476,534
Total commercial real estate	1,270,623	677	245	4,273	5,195	1,275,818

Commercial and industrial - term	532,418	2,704	—	203	2,907	535,325
Commercial and industrial - line of credit	346,598	1,131	24	790	1,945	348,543
Total commercial and industrial	879,016	3,835	24	993	4,852	883,868

Residential real estate - owner occupied	217,300	1,352	54	515	1,921	219,221
Residential real estate - non-owner occupied	134,225	342	—	167	509	134,734
Total residential real estate	351,525	1,694	54	682	2,430	353,955

Construction and land development	245,837	154	—	49	203	246,040
Home equity lines of credit	106,950	171	—	—	171	107,121
Consumer	44,829	86	24	—	110	44,939
Leases	15,476	—	—	—	—	15,476
Credit cards - commercial	10,149	—	—	—	—	10,149
Total	$2,924,405	$6,617	$347	$5,997	$12,961	$2,937,366

				90 or more
				Days Past Due
(in thousands)		30-59 days	60-89 days	(includes all	Total	Total
December 31, 2019	Current	Past Due	Past Due	non-accrual)	Past Due	Loans

Commercial and industrial	$861,860	$253	$194	$8,204	$8,651	$870,511
Construction and development, excluding undeveloped land	213,766	6	50	—	56	213,822
Undeveloped land	46,360	—	—	—	—	46,360

Real estate mortgage:
Commercial investment	735,387	94	—	1,137	1,231	736,618
Owner occupied commercial	470,951	467	86	2,279	2,832	473,783
1-4 family residential	332,718	1,368	33	239	1,640	334,358
Home equity - first lien	48,441	179	—	—	179	48,620
Home equity - junior lien	72,995	196	100	186	482	73,477
Subtotal: Real estate mortgage	1,660,492	2,304	219	3,841	6,364	1,666,856

Consumer	47,379	84	4	—	88	47,467

Total	$2,829,857	$2,647	$467	$12,045	$15,159	$2,845,016

The following table presents the amortized cost basis of non-performing loans and the amortized cost basis of loans on non-accrual status for which there was no related ACL losses of March 31, 2020:

			Past Due 90-Days-
(In thousands)	Non-accrual	Total	or-More and Still
March 31, 2020	with no ACL	Non-accrual	Accruing Interest

Commercial real estate - non-owner occupied	$130	$718	$348
Commercial real estate - owner occupied	1,683	3,034	174
Total commercial real estate	1,813	3,752	522

Commercial and industrial - term	—	—	203
Commercial and industrial - lines of credit	—	—	790
Total commercial and industrial	—	—	993

Residential real estate - owner occupied	322	420	95
Residential real estate - non-owner occupied	63	63	103
Total residential real estate	385	483	198

Construction and land development	—	—	49
Home equity lines of credit	—	—	—
Consumer	—	—	—
Leases	—	—	—
Credit cards - commercial	—	—	—
Total	$2,198	$4,235	$1,762

For the three months ended March 31, 2020 and 2019, the amount of accrued interest income previously recorded as revenue and subsequently reversed due to the change in accrual status was immaterial.

For the three months ended March 31, 2020 and 2019, no interest income was recognized on loans on non-accrual status.

The following table presents the recorded investment in non-performing loan by loan portfolio class as of December 31, 2019:

December 31, 2019 (in thousands)	Non-accrual	Past Due 90-Days-or- More and Still Accruing Interest

Commercial and industrial	$8,202	$—
Construction and development, excluding undeveloped land	—	—
Undeveloped land	—	—

Real estate mortgage:
Commercial investment	740	396
Owner occupied commercial	2,278	—
1-4 family residential	123	104
Home equity - first lien	—	—
Home equity - junior lien	151	35
Subtotal: Real estate mortgage	3,292	535
Consumer	—	—

Total	$11,494	$535

Loan Risk Ratings

Consistent with regulatory guidance, Bancorp categorizes loans into credit risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends. Pass-rated loans included all risk-rated loans other than those classified as OAEM, substandard, and doubtful, which are defined below:

●

OAEM – Loans classified as OAEM have potential weaknesses requiring management's heightened attention. These potential weaknesses may result in deterioration of repayment prospects for the loan or of Bancorp's credit position at some future date.

●

Substandard – Loans classified as substandard are inadequately protected by the paying capacity of the obligor or of collateral pledged, if any. Loans so classified have well-defined weaknesses that jeopardize ultimate repayment of the debt. Default is a distinct possibility if the deficiencies are not corrected.

●

Substandard non-performing – Loans classified as substandard non-performing have all the characteristics of substandard loans and have been placed on non-accrual status or have been accounted for as TDRs. Loans are placed on non-accrual status when prospects for recovering both principal and accrued interest are considered doubtful or when a default of principal or interest has existed for 90 days or more.

●

Doubtful – Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or repayment in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal of loan constitutes a current period origination. Current period renewals of credit are re-underwritten at the point of renewal and considered current period originations for purposes of the table below. As of March 31, 2020 the risk rating of loans based on year of origination is as follows:

	Term Loans Amortized Cost Basis by Origination Year
							Revolving	Revolving
							loans	loans
(In thousands)							amortized	converted
March 31, 2020	2020	2019	2018	2017	2016	Prior	cost basis	to term	Total

Commercial real estate - non-owner occupied:
Risk rating
Pass	$102,344	$188,733	$138,493	$121,130	$110,666	$101,335	$15,055	$8,073	$785,829
OAEM	-	2,368	1,153	-	1,954	485	500	-	6,460
Substandard	4,200	2,076	-	-	-	-	-	-	6,276
Substandard non-performing	-	-	-	571	-	148	-	-	719
Doubtful	-	-	-	-	-	-	-	-	-
Total Commercial real estate non-owner occupied	$106,544	$193,177	$139,646	$121,701	$112,620	$101,968	$15,555	$8,073	$799,284

Commercial real estate - owner occupied:
Risk rating
Pass	$44,581	$139,414	$100,913	$61,732	$46,766	$61,445	$7,946	$351	$463,148
OAEM	-	66	121	827	258	76	-	-	1,348
Substandard	-	7,031	1,377	107	131	366	-	-	9,012
Substandard non-performing	351	-	20	501	-	2,154	-	-	3,026
Doubtful	-	-	-	-	-	-	-	-	-
Total Commercial real estate owner occupied	$44,932	$146,511	$102,431	$63,167	$47,155	$64,041	$7,946	$351	$476,534

	Term Loans Amortized Cost Basis by Origination Year
							Revolving	Revolving
							loans	loans
(In thousands)							amortized	converted
March 31, 2020	2020	2019	2018	2017	2016	Prior	cost basis	to term	Total

Commercial and industrial - term:
Risk rating
Pass	$86,952	$166,849	$134,989	$57,583	$45,755	$25,565	$-	$8,728	$526,421
OAEM	-	474	505	169	223	19	-	-	1,390
Substandard	280	4,271	2,641	44	199	79	-	-	7,514
Substandard non-performing	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total Commercial and industrial - term	$87,232	$171,594	$138,135	$57,796	$46,177	$25,663	$-	$8,728	$535,325

Commercial and industrial - lines of credit
Risk rating
Pass	$5,658	$31,000	$4,340	$5,801	$364	$707	$286,326	$-	$334,196
OAEM	-	-	-	-	-	-	2,097	-	2,097
Substandard	-	-	-	-	-	-	12,250	-	12,250
Substandard non-performing	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total Commercial and industrial - lines of credit	$5,658	$31,000	$4,340	$5,801	$364	$707	$300,673	$-	$348,543

	Term Loans Amortized Cost Basis by Origination Year
							Revolving	Revolving
							loans	loans
(In thousands)							amortized	converted
March 31, 2020	2020	2019	2018	2017	2016	Prior	cost basis	to term	Total

Residential real estate - owner occupied
Risk rating
Pass	$19,368	$45,817	$31,753	$30,724	$36,377	$54,621	$-	$-	$218,660
OAEM	-	-	-	-	-	-	-	-	-
Substandard	-	17	-	120	-	-	-	-	137
Substandard non-performing	-	-	147	102	38	137	-	-	424
Doubtful	-	-	-	-	-	-	-	-	-
Total Residential real estate - owner occupied	$19,368	$45,834	$31,900	$30,946	$36,415	$54,758	$-	$-	$219,221

Residential real estate - non-owner occupied
Risk rating
Pass	$14,437	$35,602	$39,848	$15,136	$12,311	$15,609	$-	$-	$132,943
OAEM	-	1,600	-	-	-	93	-	-	1,693
Substandard	-	-	32	-	-	-	-	-	32
Substandard non-performing	-	-	-	-	-	66	-	-	66
Doubtful	-	-	-	-	-	-	-	-	-
Total Residential real estate - non-owner occupied	$14,437	$37,202	$39,880	$15,136	$12,311	$15,768	$-	$-	$134,734

Term Loans Amortized Cost Basis by Origination Year
							Revolving	Revolving
							loans	loans
(In thousands)							amortized	converted
March 31, 2020	2020	2019	2018	2017	2016	Prior	cost basis	to term	Total

Construction and land development
Risk rating
Pass	$27,232	$108,954	$65,166	$27,259	$6,479	$2,865	$6,202	$1,883	246,040
OAEM	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total Construction and land development	$27,232	$108,954	$65,166	$27,259	$6,479	$2,865	$6,202	$1,883	$246,040

Term Loans Amortized Cost Basis by Origination Year
							Revolving	Revolving
							loans	loans
(In thousands)							amortized	converted
March 31, 2020	2020	2019	2018	2017	2016	Prior	cost basis	to term	Total

Home equity lines of credit
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$107,121	$-	107,121
OAEM	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total Home equity lines of credit	$-	$-	$-	$-	$-	$-	$107,121	$-	$107,121

	Term Loans Amortized Cost Basis by Origination Year
							Revolving	Revolving
							loans	loans
(In thousands)							amortized	converted
March 31, 2020	2020	2019	2018	2017	2016	Prior	cost basis	to term	Total

Consumer
Risk rating
Pass *	$2,327	$7,737	$4,432	$631	$571	$1,880	$27,012	$317	$44,907
OAEM	-	-	-	-	-	-	-	-	-
Substandard	-	32	-	-	-	-	-	-	32
Substandard non-performing	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total Consumer	$2,327	$7,769	$4,432	$631	$571	$1,880	$27,012	$317	$44,939

* - Revolving loans include $538,000 in overdraft balances.

	Term Loans Amortized Cost Basis by Origination Year
							Revolving	Revolving
							loans	loans
(In thousands)							amortized	converted
March 31, 2020	2020	2019	2018	2017	2016	Prior	cost basis	to term	Total

Leases
Risk rating
Pass	$829	$2,770	$2,696	$1,952	$3,577	$2,675	$-	$-	$14,499
OAEM	-	-	38	-	-	10	-	-	48
Substandard	-	-	18	-	911	-	-	-	929
Substandard non-performing	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total Consumer	$829	$2,770	$2,752	$1,952	$4,488	$2,685	$-	$-	$15,476

Term Loans Amortized Cost Basis by Origination Year
							Revolving	Revolving
							loans	loans
(In thousands)							amortized	converted
March 31, 2020	2020	2019	2018	2017	2016	Prior	cost basis	to term	Total

Credit cards - commercial
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$10,149	$-	$10,149
OAEM	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total Consumer	$-	$-	$-	$-	$—	$-	$10,149	$-	$10,149

	Term Loans Amortized Cost Basis by Origination Year
							Revolving	Revolving
							loans	loans
(In thousands)							amortized	converted
March 31, 2020	2020	2019	2018	2017	2016	Prior	cost basis	to term	Total

Total loans
Risk rating
Pass	$303,728	$726,876	$522,630	$321,948	$262,866	$266,702	$459,811	$19,352	$2,883,913
OAEM	-	4,508	1,817	996	2,435	683	2,597	-	13,036
Substandard	4,480	13,427	4,068	271	1,241	445	12,250	-	36,182
Substandard non-performing	351	-	167	1,174	38	2,505	-	-	4,235
Doubtful	-	-	-	-	-	-	-	-	-
Total Consumer	$308,559	$744,811	$528,682	$324,389	$266,580	$270,335	$474,658	$19,352	$2,937,366

Bancorp considers the performance of the loan portfolio and its impact on the ACL. For certain loan classes, such as credit cards, credit quality is evaluated based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in commercial credit cards based on payment activity:

March, 31
(in thousands)	2020

Credit cards - commercial
Performing	$10,149
Non-performing	—
Total Credit cards - commercial	$10,149

Internally assigned risk ratings of loans by loan portfolio class classification category as of December 31, 2019 follows:

(in thousands)				Substandard		Total
December 31, 2019	Pass	OAEM	Substandard	Non-performing	Doubtful	Loans

Commercial and industrial	$840,105	$704	$21,500	$8,202	$—	$870,511
Construction and development, excluding undeveloped land	213,822	—	—	—	—	213,822
Undeveloped land	46,360	—	—	—	—	46,360

Real estate mortgage:
Commercial investment	722,747	6,459	6,275	1,137	—	736,618
Owner occupied commercial	460,981	1,375	9,050	2,377	—	473,783
1-4 family residential	332,294	1,701	122	241	—	334,358
Home equity - first lien	48,620	—	—	—	—	48,620
Home equity - junior lien	73,273	—	17	187	—	73,477
Subtotal: Real estate mortgage	1,637,915	9,535	15,464	3,942	—	1,666,856

Consumer	47,429	—	38	—	—	47,467

Total	$2,785,631	$10,239	$37,002	$12,144	$—	$2,845,016

Troubled Debt Restructurings

Detail of outstanding TDRs included in total non-performing loans follows:

	March 31, 2020			December 31, 2019
		Specific	Additional		Specific	Additional
		reserve	commitment		reserve	commitment
(in thousands)	Balance	allocation	to lend	Balance	allocation	to lend

Commercial and industrial - term	$20	$20	$—	$21	$21	$—
Residential real estate	—	—	—	13	13	—
Consumer	32	32	—	—	—	—

Total TDRs	$52	$52	$—	$34	$34	$—

During the three months ended March 31, 2020 and 2019, there were no loans modified as TDRs and there were no payment defaults of existing TDRs within 12 months following the modification. Default is determined at 90 or more days past due, charge-off, or foreclosure.

As of April 30, 2020, Bancorp has executed 974 deferrals (predominantly 90 days) on outstanding loan balances of $413 million. In accordance with interagency guidance issued in March 2020, these short-term deferrals are not considered TDRs.

At both March 31, 2020 and December 31, 2019, Bancorp had $239,000 in residential real estate loans for which formal foreclosure proceedings were in process.

Purchased Credit Impaired Loans (Prior to the Adoption of ASC 326)

The Bank acquired $1.6 million in PCI loans in connection with its 2019 acquisition. Under ASC 310-30, the non-accretable amount attributed to these loans equaled the contractually required principal at acquisition date.

Management utilized the following criteria in determining which loans were classified as PCI loans for its 2019 acquisition:

●	Loans classified by management as substandard, doubtful or loss
●	Loans classified as non-accrual when acquired
●	Loans past due 90 days or more when acquired
●	Loans for which management assigned a non-accretable mark

The following table presents a rollforward of the accretable amount of PCI loans acquired in its 2013 acquisition:

Three months ended March 31, (in thousands)	2019

Balance, beginning of period	$(69)
Transfers between non-accretable and accretable	—
Net accretion into interest income on loans, including loan fees	7
Balance, end of period	$(62)

(5)	Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

(in thousands)	March 31, 2020	December 31, 2019

Goodwill	$12,513	$12,513
Core deposit intangibles	2,203	2,285
Mortgage servicing rights	1,446	1,372

Goodwill represents $11.8 million related to the May 1, 2019 acquisition and $682,000 related to the 1996 purchase of a bank in southern Indiana. See the footnote titled “Acquisition.” for further details. Related to the May 2019 acquisition, effective March 31, 2020, management had finalized the fair values of the acquired assets and assumed liabilities ahead of the 12 months as allowed by GAAP.

GAAP requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment at least annually. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. Bancorp’s annual goodwill impairment test is conducted as of September 30 of each year or more often as situations dictate. At September 30, 2019, Bancorp’s Commercial Banking reporting unit had positive equity and Bancorp elected to perform a qualitative assessment to determine if it was more-likely-than-not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was not more-likely-than-not that the carrying value of the reporting unit exceeded its fair value. Therefore, Bancorp did not complete the two-step impairment test as of September 30, 2019. In 2020, consistent with market volatility and uncertain economic conditions resulting from the COVID-19 pandemic, interim impairment testing was conducted and indicated that it was not more-likely-than-not that the carrying value of the reporting unit exceeded its fair value.

Changes in the carrying value of goodwill follows:

	Three months ended
	March 31,
(in thousands)	2020	2019
Balance at beginning of period	$12,513	$682
Goodwill acquired	—	—
Recast adjustments	—	—
Impairment	—	—
Balance at end of period	$12,513	$682

Bancorp recorded CDI assets of $1.5 million and $2.5 million in association with its May 1, 2019 and 2013 acquisitions. See the footnote titled “Acquisition” for further details.

Changes in the net carrying amount of CDIs, a component of other assets, follow:

	Three months ended
	March 31,
(in thousands)	2020	2019
Balance at beginning of period	$2,285	$1,057
Core deposit intangible acquired	—	—
Amortization	(82)	(42)

Balance at end of period	$2,203	$1,015

MSRs, a component of other assets, are initially recognized at fair value when mortgage loans are sold with servicing retained. The MSRs are amortized in proportion to and over the period of estimated net servicing income, considering appropriate prepayment assumptions. MSRs are evaluated quarterly for impairment by comparing carrying value to fair value. Fair value is based on a valuation model that calculates the PV of estimated net servicing income. The model incorporates assumptions that market participants would use in estimating future net servicing income.

The estimated fair values of MSRs at both March 31, 2020 and December 31, 2019 was $3 million. There was no valuation allowance for MSRs as of March 31, 2020 and December 31, 2019 as fair value exceeded carrying value.

Changes in the net carrying amount of MSRs follows:

	Three months ended
	March 31,
(in thousands)	2020	2019
Balance at beginning of period	$1,372	$1,022
Additions for mortgage loans sold	130	80
Amortization	(56)	(32)
Impairment	—	—

Balance at end of period	$1,446	$1,070

Total outstanding principal balances of loans serviced for others were $325 million and $327 million at March 31, 2020 and December 31, 2019.

(6)     Income Taxes

Components of income tax expense (benefit) from operations were as follows:

	Three months ended
	March 31,
(in thousands)	2020	2019
Current income tax expense:
Federal	$1,842	$2,726
State	131	141
Total current income tax expense	1,973	2,867

Deferred income tax expense (benefit):
Federal	652	565
State	(376)	(1,613)
Total deferred income tax expense (benefit)	276	(1,048)
Change in valuation allowance	1	20
Total income tax expense	$2,250	$1,839

An analysis of the difference between the statutory and ETR from operations follows:

	Three months ended
	March 31,
	2020	2019
U.S. federal statutory income tax rate	21.0%	21.0%
Tax credits	(5.9)	(0.7)
Kentucky state income tax enactments	(2.2)	(7.3)
Change in cash surrender value of life insurance	1.2	(1.2)
State income taxes, net of federal benefit	0.9	0.7
Excess tax deficit/(benefits) from stock-based compensation arrangements	0.4	(1.7)
Tax exempt interest income	(0.3)	(0.3)
Other, net	(0.6)	-
Effective tax rate	14.5%	10.5%

Current state income tax expense represents tax owed to the state of Indiana. Kentucky and Ohio state bank taxes are currently based on capital levels, and are recorded as other non-interest expense.

The first quarter of 2020 included one fourth of the anticipated full year impact of a large historic tax credit project scheduled to be placed in service later in 2020. Also, market volatility impacted both the cash surrender value of life insurance underlying a deferred compensation plan and the vesting of PSUs for the first quarter of 2020 compared to the same period in 2019.

In March 2019, the Kentucky Legislature passed HB354 requiring financial institutions to transition from a capital based franchise tax to the Kentucky corporate income tax beginning in 2021. Historically, the franchise tax, a component of non-interest expenses, was assessed at 1.1% of net capital and averaged $2.5 million annually over the prior two year-end periods. The Kentucky corporate income tax will be assessed at 5% of Kentucky taxable income and will be included as a component of current and deferred state income tax expense. Associated with this change, predominantly during the first quarter of 2019, Bancorp established a Kentucky state DTA related to existing temporary differences estimated to reverse after the effective date of the law change. Bancorp recorded a corresponding state tax benefit, net of federal tax impact of $1.3 million, or approximately $0.06 per diluted share for 2019. While this is positive in the short-term, Bancorp anticipates an unfavorable impact of approximately $200,000 per year beginning in 2021.

In April 2019, the Kentucky Legislature passed HB458 allowing entities filing a combined Kentucky income return to share certain tax attributes, including net operating loss carryforwards. The combined filing beginning in 2021 will allow Bancorp’s net operating loss carryforwards to offset against net revenue generated by the Bank up to 50% of the Bank’s Kentucky taxable income and reduce Bancorp’s tax liability. Bancorp recorded a state tax benefit, net of federal tax impact of $2.7 million, predominantly in the second quarter of 2019, or approximately $0.12 per diluted share for 2019. The losses are expected to be utilized when Bancorp begins filing a combined Kentucky income tax return. A valuation allowance is maintained for the loss that will expire in 2020.

GAAP provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns. If recognized, tax benefits would reduce tax expense and accordingly, increase net income. The amount of unrecognized tax benefits may increase or decrease in the future for various reasons, including adding amounts for current year tax positions, expiration of open income tax returns due to statutes of limitation, changes in management’s judgment about the level of uncertainty, the status of examinations, litigation and legislative activity and the addition or elimination of uncertain tax positions. As of March 31, 2020 and December 31, 2019, the gross amount of unrecognized tax benefits was immaterial to the consolidated financial statements of Bancorp. Federal and state income tax returns are subject to examination for the years after 2016.

(7)	Deposits

The composition of the Bank’s deposits follows:

(in thousands)	March 31, 2020	December 31, 2019

Non-interest bearing demand deposits	$858,883	$810,475

Interest bearing deposits:
Interest bearing demand	1,007,875	979,595
Savings	174,238	169,622
Money market	734,896	742,029

Time deposits of $250 thousand or more	74,938	81,412
Other time deposits(1)	348,048	350,805
Total time deposits	422,986	432,217

Total interest bearing deposits	2,339,995	2,323,463

Total deposits	$3,198,878	$3,133,938

(1)	Includes $30 million in brokered deposits as of both March 31, 2020 and December 31, 2019.

Deposits totaling $126 million were acquired on May 1, 2019, associated with the acquisition.

(8)	Securities Sold Under Agreements to Repurchase

SSUAR represent a funding source of Bancorp and are primarily used by commercial customers in conjunction with collateralized corporate cash management accounts. Such repurchase agreements are considered financing agreements and mature within one business day from the transaction date. At March 31, 2020, all of these financing arrangements had overnight maturities and were secured by government sponsored enterprise obligations and government agency mortgage-backed securities that were owned and controlled by Bancorp.

Information concerning SSUAR follows:

(dollars in thousands)	March 31, 2020	December 31, 2019
Outstanding balance at end of period	$32,366	$31,895
Weighted average interest rate at end of period	0.08%	0.22%

	Three months ended
	March 31,
(dollars in thousands)	2020	2019

Average outstanding balance during the period	$33,413	$37,528
Average interest rate during the period	0.19%	0.27%
Maximum outstanding at any month end during the period	$33,955	$38,445

(9)	FHLB Advances

Bancorp had 52 separate advances totaling $69 millionoutstanding as of March 31, 2020 as compared with 57 separate advances totaling $80 million as of December 31, 2019. As a result of the 2019 acquisition, Bancorp assumed 46 advances totaling $43 million, with maturities ranging from 2019 to 2028. These advances were discounted to fair value as of the acquisition date. See the footnote titled “Acquisition” for further details. As of March 31, 2020, for 12 advances totaling $45 million, all of which are non-callable, interest payments are due monthly, with principal due at maturity. For the remaining advances, principal and interest payments are due monthly based on an amortization schedule.

The following is a summary of the contractual maturities and average effective rates of outstanding advances:

(dollars in thousands)	March 31, 2020		December 31, 2019
Maturity		Weighted average		Weighted average
Year	Advance	Fixed Rate	Advance	Fixed Rate
2020	$44,584	1.37%	$50,004	1.99%
2021	2,369	2.52	2,400	2.52
2022	—	—	—	—
2023	391	1.01	456	1.00
2024	1,529	2.36	2,023	2.36
2025	3,173	2.43	3,774	2.41
2026	5,719	1.95	8,156	1.96
2027	6,535	1.75	7,445	1.73
2028	4,891	2.33	5,695	2.32

Total	$69,191	1.63%	$79,953	2.02%

FHLB advances are collateralized by certain CRE and residential real estate mortgage loans under a blanket mortgage collateral pledge agreement and FHLB stock. Bancorp views these advances as an effective alternative to brokered deposits to fund loan growth. At March 31, 2020 and December 31, 2019, the amount of available credit from the FHLB totaled $616 million and $599 million. Bancorp also had $105 million in FFP lines available from correspondent banks at both March 31, 2020 and December 31, 2019.

(10)     Commitments and Contingent Liabilities

As of March 31, 2020 and December 31, 2019, Bancorp had various commitments outstanding that arose in the normal course of business which are properly not reflected in the consolidated financial statements. Total off balance sheet commitments to extend credit follows:

(in thousands)	March 31, 2020	December 31, 2019
Commercial and industrial	$408,190	$416,195
Construction and development	270,144	240,503
Home equity	157,851	155,920
Credit cards	27,688	26,439
Overdrafts	32,763	32,715
Letters of credit	24,531	24,193
Other	42,611	40,083
Future loan commitments	152,632	236,885

Total off balance sheet commitments to extend credit	$1,116,410	$1,172,933

Commitments to extend credit are an agreement to lend to a customer as long as collateral is available as agreed upon and there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bancorp uses the same credit and collateral policies in making commitments and conditional guarantees as for on-balance sheet instruments. Bancorp evaluates each customer’s creditworthiness on a case by case basis. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, securities, equipment and real estate. However, should the commitments be drawn upon and should our customers default on their resulting obligation to us, our maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those instruments.

At March 31, 2020 and December 31, 2019, Bancorp had accrued $4.2 million and $350,000 in other liabilities for its estimate of inherent risks related to unfunded credit commitments. In accordance with the adoption of ASC 326 on January 1, 2020, the Company’s ACL for off-balance sheet exposures was increased from $350,000 at December 31, 2019 to $3.9 million ($2.6 million net of the DTA) with the offset recorded to retained earnings on a tax-effected basis, with no impact on earnings.

Standby letters of credit are conditional commitments issued by Bancorp to guarantee the performance of a customer to a first party beneficiary. Those guarantees are primarily issued to support commercial transactions. Standby letters of credit generally have maturities of one to two years.

Certain commercial customers require confirmation of Bancorp’s letters of credit by other banks since Bancorp does not have a rating by a national rating agency. Terms of the agreements range from one month to a year with certain agreements requiring between one and six months’ notice to cancel. If an event of default on all contracts had occurred at March 31, 2020, Bancorp would have been required to make payments of approximately $2.6 million, or the maximum amount payable under those contracts. No payments have ever been required as a result of default on these contracts. These agreements are normally secured by collateral acceptable to Bancorp, which limits credit risk associated with the agreements.

As of March 31, 2020, in the normal course of business, there were pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate result of these legal actions and proceedings will not have a material adverse effect on the consolidated financial position or results of operations of Bancorp.

(11)	Assets and Liabilities Measured and Reported at Fair Value

Fair value represents the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:

Level 1 – Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2 – Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 – Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The methods of determining the fair value of assets and liabilities presented in this note are consistent with the methodologies disclosed in Bancorp’s 2019 Annual Report on Form 10-K.

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using			Total
March 31, 2020 (in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale:
Government sponsored enterprise obligations	$—	$205,923	$—	$205,923
Mortgage backed securities - government agencies	—	226,572	—	226,572
Obligations of states and political subdivisions	—	13,318	—	13,318

Total Securities available for sale	—	445,813	—	445,813

Interest rate swaps	—	9,508	—	9,508

Total assets	$—	$455,321	$—	$455,321

Liabilities:
Interest rate swaps	$—	$9,924	$—	$9,924

	Fair Value Measurements Using			Total
December 31, 2019 (in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale:
U.S. Treasury and other U.S. government obligations	$49,897	$—	$—	$49,897
Government sponsored enterprise obligations	—	209,944	—	209,944
Mortgage backed securities - government agencies	—	193,861	—	193,861
Obligations of states and political subdivisions	—	17,036	—	17,036

Total Securities available for sale	49,897	420,841	—	470,738

Interest rate swaps	—	2,696	—	2,696

Total assets	$49,897	$423,537	$—	$473,434

Liabilities:
Interest rate swaps	$—	$2,767	$—	$2,767

There were no transfers into or out of Level 3 of the fair value hierarchy during 2020 or 2019.

Assets measured at fair value on a non-recurring basis are summarized as follows:

					Losses recorded
					Three months
	Fair Value Measurements Using			Total	ended
March 31, 2020 (in thousands)	Level 1	Level 2	Level 3	Fair Value	March 31, 2020

Collateral dependent loans	$—	$—	$778	$778	$—
Other real estate owned	—	—	493	493	—

					Losses recorded
					Three months
	Fair Value Measurements Using			Total	ended
December 31, 2019 (in thousands)	Level 1	Level 2	Level 3	Fair Value	March 31, 2019

Impaired loans	$—	$—	$7,253	$7,253	$(3)
Other real estate owned	—	—	493	493	—

There were no liabilities measured at fair value on a non-recurring basis at March 31, 2020 and December 31, 2019.

For Level 3 assets measured at fair value on a non-recurring basis, the significant unobservable inputs used in the fair value measurements are presented below.

March 31, 2020
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average

Collateral dependent loans	$778	Appraisal	Appraisal discounts	14.5%
Other real estate owned	493	Appraisal	Appraisal discounts	17.1

December 31, 2019
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average

Impaired loans - collateral dependent	$7,253	Appraisal	Appraisal discounts	60.3%
Other real estate owned	493	Appraisal	Appraisal discounts	17.1

Collateral Dependent Loans with an ACL (Impaired Loans with Specific Reserves prior to the adoption of ASC 326):   For collateral dependent loans where Bancorp has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the loan to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. For real estate loans, fair value of the loan’s collateral is determined by third party appraisals, which are then adjusted for the estimated selling and closing costs related to liquidation of the collateral. For this asset class, the actual valuation methods (income, sales comparable, or cost) vary based on the status of the project or property. For example, land is generally based on the sales comparable method while construction and improved real estate is based on the income and/or sales comparable methods. The unobservable inputs may vary depending on the individual assets with no one of the three methods being the predominant approach. The Company reviews the third party appraisal for appropriateness and adjusts the value downward to consider selling and closing costs, which typically range from 8% to 10% of the appraised value. For non-real estate loans, fair value of the loan’s collateral may be determined using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation and management’s expertise and knowledge of the client and client’s business.

OREO:    OREO is primarily comprised of real estate acquired in partial or full satisfaction of loans. OREO is recorded at its estimated fair value less estimated selling and closing costs at the date of transfer, with any excess of the related loan balance over the fair value less expected selling costs charged to the ACL. Subsequent changes in fair value are reported as adjustments to the carrying amount and are recorded against earnings. The Company outsources the valuation of OREO with material balances to third party appraisers. For this asset class, the actual valuation methods (income, sales comparable, or cost) vary based on the status of the project or property. For example, land is generally based on the sales comparable method while construction and improved real estate is based on the income and/or sales comparable methods. The unobservable inputs may vary depending on the individual assets with no one of the three methods being the predominant approach. The Company reviews the third party appraisal for appropriateness and adjusts the value downward to consider selling and closing costs, which typically range from 8% to 10% of the appraised value.

The estimated fair values of the Company’s financial instruments not measured at fair value on a recurring or non-recurring basis at March 31, 2020 and December 31, 2019 were as follows:

(in thousands)	Carrying		Fair Value Measurements Using
March 31, 2020	amount	Fair value	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$254,511	$254,511	$254,511	$—	$—
Mortgage loans held for sale	8,141	8,353	—	8,353	—
Federal Home Loan Bank stock	11,284	11,284	—	11,284	—
Loans, net	2,895,223	2,929,957	—	—	2,929,957
Accrued interest receivable	8,563	8,563	8,563	—	—

Liabilities
Non-interest bearing deposits	$858,883	$858,883	$858,883	$—	$—
Transaction deposits	1,917,009	1,917,009	—	1,917,009	—
Time deposits	422,986	429,930	—	429,930	—
Securities sold under agreement to repurchase	32,366	32,366	—	32,366	—
Federal funds purchased	9,747	9,747	—	9,747	—
FHLB advances	69,191	71,362	—	71,362	—
Accrued interest payable	419	419	419	—	—

(in thousands)	Carrying		Fair Value Measurements Using
December 31, 2019	amount	Fair value	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$249,724	$249,724	$249,724	$—	$—
Mortgage loans held for sale	8,748	8,923	—	8,923	—
Federal Home Loan Bank stock	11,284	11,284	—	11,284	—
Loans, net	2,818,225	2,841,767	—	—	2,841,767
Accrued interest receivable	8,534	8,534	8,534	—	—

Liabilities
Non-interest bearing deposits	$810,475	$810,475	$810,475	$—	$—
Transaction deposits	1,891,246	1,891,246	—	1,891,246	—
Time deposits	432,217	434,927	—	434,927	—
Securities sold under agreement to repurchase	31,895	31,895	—	31,895	—
Federal funds purchased	10,887	10,887	—	10,887	—
FHLB advances	79,953	80,906	—	80,906	—
Accrued interest payable	640	640	640	—	—

Fair value estimates are made at a specific point in time based on relevant market information and information about financial instruments. Because no market exists for a significant portion of Bancorp’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Therefore, calculated fair value estimates in many instances cannot be substantiated by comparison to independent markets and, in many cases, may not be realizable in a current sale of the instrument. Changes in assumptions could significantly affect estimates.

(12)	Other Comprehensive Income (Loss)

The following table illustrates activity within the balances of AOCI by component:

	Net unrealized	Net unrealized	Minimum
	gains (losses)	gains (losses)	pension
	on securities	on cash	liability
(in thousands)	available for sale	flow hedges	adjustment	Total

Balance, January 1, 2020	$1,085	$(39)	$(369)	$677
Net current period other comprehensive income (loss)	6,038	(263)	-	5,775
Balance, March 31, 2020	$7,123	$(302)	$(369)	$6,452

Balance, January 1, 2019	$(5,330)	$408	$(220)	$(5,142)
Net current period other comprehensive income (loss)	2,794	(174)	9	2,629
Balance, March 31, 2019	$(2,536)	$234	$(211)	$(2,513)

(13)	Preferred Stock

Bancorp has one class of preferred stock (no par value; 1,000,000 shares authorized), the relative rights, preferences and other terms of the class or any series within the class will be determined by the Board of Directors prior to any issuance. None of this stock has been issued to date.

(14)	Net Income Per Share

The following table reflects net income (numerator) and average shares outstanding (denominator) for basic and diluted net income per share computations:

	Three months ended
	March 31,
(in thousands, except per share data)	2020	2019
Net income	$13,232	$15,641

Weighted average shares outstanding - basic	22,516	22,661
Dilutive securities	220	285
Weighted average shares outstanding- diluted	22,736	22,946

Net income per share - basic	$0.59	$0.69
Net income per share - diluted	0.58	0.68

Certain SARs that were excluded from the EPS calculation because their impact was antidilutive are as follows:

	Three months ended
(in thousands)	March 31,
	2020	2019
Antidilutive SARs	247	188

(15)	Stock-Based Compensation

The fair value of all stock-based awards granted, net of estimated forfeitures, is recognized as compensation expense over the respective service period.

At Bancorp's 2015 Annual Meeting of Shareholders, shareholders approved the 2015 Omnibus Equity Compensation Plan and authorized the shares available from the expiring 2005 plan for future awards under the 2015 plan. In 2018, shareholders approved an additional 500,000 shares for issuance under the plan. As of March 31, 2020 there were 393,000 shares available for future awards. The 2005 Stock Incentive Plan expired in April 2015 and SARs granted under this plan expire as late as 2025. The 2015 Stock Incentive Plan has no defined expiration date.

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

Fair values of SARs are estimated at the date of grant using the Black-Scholes option pricing model, a leading formula for calculating such value. This model requires the input of assumptions, changes to which can materially affect the fair value estimate. The following assumptions were used in SAR valuations at the grant date in each year:

Assumptions	2020	2019

Dividend yield	2.51%	2.52%
Expected volatility	20.87%	20.40%
Risk free interest rate	1.25%	2.55%
Expected life of SARs (in years)	7.1	7.2

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

PSU Grants – PSUs vest based upon service and a three-year performance period, which begins January 1 of the first year of the performance period. Because grantees are not entitled to dividend payments during the performance period, the fair value of these PSUs is estimated based upon the market value of the underlying shares on the date of grant, adjusted for non-payment of dividends. Grants require a one year post-vesting holding period and the fair value of such grants incorporates a liquidity discount related to the holding period of 4.4% and 4.1% for 2020 and 2019.

RSU Grants – RSUs are only granted to non-employee directors, are time-based and vest 12 months after grant date. Because grantees are entitled to deferred dividend payments at the end of the vesting period, fair value of the RSUs equals market value of underlying shares on the date of grant.

In the first quarters of 2020 and 2019, Bancorp awarded 6,570 and 9,834 RSUs to non-employee directors of Bancorp with a grant date fair value of $270,000 and $247,000.

Bancorp utilized cash of $224,000 and $272,000 during the first three months of 2020 and 2019 for the purchase of shares upon the vesting of RSUs.

Bancorp has recognized stock-based compensation expense for SARs, RSAs and PSUs within compensation expense, and RSUs for directors within other non-interest expense, as follows:

	Three months ended March 31, 2020
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$90	$325	$67	$335	$817
Deferred tax benefit	(19)	(68)	(14)	(71)	(172)
Total net expense	$71	$257	$53	$264	$645

	Three months ended March 31, 2019
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$84	$293	$81	$405	$863
Deferred tax benefit	(18)	(61)	(17)	(85)	(181)
Total net expense	$66	$232	$64	$320	$682

Detail of unrecognized stock-based compensation expense follows:

(in thousands)	Stock
Year ended	Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Remainder of 2020	$263	$958	$202	$1,007	$2,430
2021	304	1,094	1	952	2,351
2022	249	826	—	490	1,565
2023	174	582	—	—	756
2024	68	306	—	—	374
2025	9	29	—	—	38
Total estimated expense	$1,067	$3,795	$203	$2,449	$7,514

The following table summarizes SARs activity and related information:

								Weighted
					Weighted		Weighted	average
					average	Aggregate	average	remaining
		Exercise			exercise	intrinsic	fair	contractual
(in thousands, except per share data)	SARs	price			price	value(1)	value	life (in years)

Outstanding, January 1, 2019	731	$14.02	-	$40.00	$22.42	$8,422	$3.83	5.2
Granted	53	36.65	-	38.18	37.01	213	6.24
Exercised	(143)	14.02	-	22.96	15.99	3,025	3.47
Forfeited	—		—		—	—	—
Outstanding, December 31, 2019	641	$14.02	-	$40.00	$25.06	$10,250	$4.10	5.3

Outstanding, January 1, 2020	641	$14.02	-	$40.00	$25.06	$10,250	$4.10	5.3
Granted	48	37.30	-	37.30	37.30	—	5.80
Exercised	(4)	14.02	-	15.24	14.52	115	3.16
Forfeited	—		—		—	—	—
Outstanding, March 31, 2020	685	$15.24	-	$40.00	$25.99	$4,243	$4.23	5.4

Vested and exercisable	490	$15.24	-	$40.00	$21.69	$4,191	$3.60	4.1
Unvested	195	24.56	-	40.00	36.77	52	5.80	8.5
Outstanding, March 31, 2020	685	$15.24	-	$40.00	$25.99	$4,243	$4.23	5.4

Vested at March 31, 2020	55	$22.96	-	$40.00	$30.46	$132	$5.02

(1) - Intrinsic value for SARs is defined as the amount by which the current market price of the underlying stock exceeds the exercise or grant price.

The following table summarizes activity for RSAs granted to officers:

		Grant date
		weighted
(in thousands, except per share data)	RSAs	average cost

Unvested at January 1, 2019	110	$32.09
Shares awarded	40	34.88
Restrictions lapsed and shares released	(40)	28.74
Shares forfeited	(2)	35.36
Unvested at December 31, 2019	108	$34.31

Unvested at January 1, 2020	108	$34.31
Shares awarded	36	39.30
Restrictions lapsed and shares released	(37)	32.06
Shares forfeited	(1)	36.87
Unvested at March 31, 2020	106	$36.80

Shares expected to be awarded for PSUs granted to executive officers of Bancorp, the three-year performance period for which began January 1 of the award year, are as follows:

	Vesting		Expected
Grant	period	Fair	shares to
year	in years	value	be awarded
2018	3	$31.54	50,352
2019	3	32.03	43,603
2020	3	32.27	45,577

(16)     Derivative Financial Instruments

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

Interest rate swap agreements derive their value from underlying interest rates. These transactions involve both credit and market risk. Notional amounts are amounts on which calculations, payments and the value of the derivative are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. Bancorp is exposed to credit-related losses in the event of non-performance by counterparties to these agreements. Bancorp mitigates the credit risk of its financial contracts through credit approvals, limits, collateral and monitoring procedures, and does not expect any counterparties to fail their obligations.

Bancorp had outstanding undesignated interest rate swap contracts as follows:

	Receiving		Paying
	March 31,	December 31,	March 31,	December 31,
(dollars in thousands)	2020	2019	2020	2019

Notional amount	$100,783	$99,000	$100,783	$99,000
Weighted average maturity (years)	8.0	8.2	8.0	8.2
Fair value	$9,508	$2,696	$9,527	$2,767

In 2015, Bancorp entered into an interest rate swap to hedge cash flows of a $20 million rolling fixed-rate three-month FHLB borrowing. The swap began December 9, 2015 and matures December 6, 2020. In 2016, Bancorp entered into an interest rate swap to hedge cash flows of a $10 million rolling fixed-rate three-month FHLB borrowing. The swap began December 6, 2016 and matures December 6, 2021. For purposes of hedging, rolling fixed rate advances are considered to be floating rate liabilities. Interest rate swaps involve exchange of Bancorp’s floating rate interest payments for fixed rate swap payments on underlying principal amounts. These swaps were designated and qualified, for cash-flow hedge accounting. For derivative instruments that are designated and qualify as cash flow hedging instruments, the effective portion of gains or losses is reported as a component of OCI, and is subsequently reclassified into earnings as an adjustment to interest expense in periods for which the hedged forecasted transaction affects earnings.

The following table details Bancorp’s derivative position designated as a cash flow hedge and the fair values as of March 31, 2020 and December 31, 2019.

(dollars in thousands)
				Fair value
Notional	Maturity	Receive (variable)	Pay fixed	assets (liabilities)
amount	date	index	swap rate	March 31, 2020	December 31, 2019
$10,000	12/6/2021	US 3 Month LIBOR	1.89%	$(153)	$(45)
20,000	12/6/2020	US 3 Month LIBOR	1.79%	(244)	(6)
$30,000			1.82%	$(397)	$(51)

(17)     Regulatory Matters

Bancorp and the Bank are subject to capital regulations in accordance with Basel III, as administered by banking regulators. Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Bancorp’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Bancorp and the Bank must meet specific capital guidelines that involve quantitative measures of Bancorp’s assets, liabilities and certain off-balance sheet items, as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators regarding components, risk weightings and other factors.

Banking regulators have categorized the Bank as well-capitalized. The regulations in accordance with Basel III define “well capitalized” as a 6.5% Common Equity Tier 1 Risk-Based Capital ratio, an 8.0% Tier 1 Risk-Based Capital ratio, a 10.0% Total Risk-Based Capital ratio and a 5.0% Tier 1 Leverage ratio. Additionally, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, Bancorp and Bank must hold a capital conservation buffer composed of Common Equity Tier 1 Risk-Based Capital above their minimum risk-based capital requirements. The capital conservation buffer set forth by the Basel III regulatory capital framework was 2.5% of risk weighted assets above the minimum risk based capital ratio requirements at March 31, 2020 and December 31, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the full amount of the buffer will result in restrictions on Bancorp’s ability to make capital distributions, including dividend payments and stock repurchases, and to pay discretionary bonuses to executive officers. At March 31, 2020 and December 31, 2019, Bancorp’s and SYB’s risk based capital exceeded the required capital conservation buffer.

Bancorp continues to exceed the regulatory requirements to be considered “well-capitalized” for Total Risk Based Capital, Common Equity Tier I Risk Based Capital, Tier I Risk Based Capital and Tier I Leverage. Bancorp and the Bank intend to maintain a capital position that meets or exceeds the well-capitalized requirements as defined by the FRB and the FDIC, in addition to the Capital Conservation Buffer. There are no conditions or events since March 31, 2020 that management believes have changed Bancorp’s well-capitalized status.

As permitted by the interim final rule issued on March 27, 2020 by the federal banking regulatory agencies, Bancorp elected the option to delay the estimated impact on regulatory capital related to the adoption of ASC 326 “Financial Instruments – Credit Losses,” or CECL, which was effective January 1, 2020. The initial impact of adoption of ASC 326, as well as 25% of the quarterly increases in the ACL subsequent to adoption of ASC 326 (collectively the “transition adjustments”) were declared to be delayed for two years. After two years, the cumulative amount of the transition adjustments will become fixed and will be phased out of the regulatory capital calculations evenly over a three year period, with 75% recognized in year three, 50% recognized in year four and 25% recognized in year five. After five years, the temporary regulatory capital benefits will be fully reversed. Had Bancorp elected to not defer the regulatory capital impact of CECL, the post ASC 326 adoption capital ratios of Bancorp and the Bank would have exceeded the well-capitalized level.

Dividends paid by Bancorp are limited to, without prior regulatory approval, current year earnings and earnings less dividends paid during the preceding two years.

The following table sets forth consolidated Bancorp’s and the Bank’s risk based capital amounts and ratios:

(dollars in thousands)	Actual		Minimum for adequately capitalized		Minimum for well capitalized
March 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$430,847	12.75%	$270,368	8.00%	NA	NA
Bank	409,358	12.14	269,709	8.00	$337,136	10.00%

Common equity tier 1 risk-based capital
Consolidated	377,772	11.81	152,082	4.50	NA	NA
Bank	399,261	11.21	151,711	4.50	219,138	6.50

Tier 1 risk-based capital (1)
Consolidated	377,772	11.81	202,776	6.00	NA	NA
Bank	399,261	11.21	202,282	6.00	269,709	8.00

Leverage (2)
Consolidated	377,772	10.78	148,159	4.00	NA	NA
Bank	399,261	10.22	147,881	4.00	184,852	5.00

(dollars in thousands)	Actual		Minimum for adequately capitalized		Minimum for well capitalized
December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$418,460	12.85%	$260,448	8.00%	NA	NA
Bank	396,299	12.20	259,823	8.00	$324,778	10.00%

Common equity tier 1 risk-based capital
Consolidated	391,319	12.02	146,502	4.50	NA	NA
Bank	369,158	11.37	146,150	4.50	211,106	6.50

Tier 1 risk-based capital (1)
Consolidated	391,319	12.02	195,336	6.00	NA	NA
Bank	369,158	11.37	194,867	6.00	259,823	8.00

Leverage (2)
Consolidated	391,319	10.60	147,733	4.00	NA	NA
Bank	369,158	10.67	138,392	4.00	172,990	5.00

(1)     Ratio is computed in relation to risk-weighted assets.

(2)     Ratio is computed in relation to average assets.

NA – Not Applicable

(18)     Segments

Bancorp’s principal activities include commercial banking and WM&T. Commercial banking provides a full range of loan and deposit products to individual consumers and businesses. Commercial banking also includes Bancorp’s mortgage origination and investment products sales activity. WM&T provides financial management services including investment management, trust and estate administration and retirement plan services.

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

Principally, all of the net assets of Bancorp are involved in the commercial banking segment. Goodwill of $12.5 million, of which $682,000 relates to a bank acquisition in 1996 and $11.8 million relates to the May 2019 acquisition, has been assigned to the commercial banking segment. Assets assigned to WM&T primarily consist of net premises and equipment and a receivable related to fees earned that have not been collected.

Selected financial information by business segment follows:

		Wealth
Three months ended March 31, 2020	Commercial	Management
(in thousands)	Banking	and Trust	Total Company

Net interest income	$32,361	$85	$32,446
Provision	5,550	—	5,550
Wealth management and trust services	—	6,218	6,218
All other non-interest income	6,318	—	6,318
Non-interest expenses	20,638	3,312	23,950
Income before income tax expense	12,491	2,991	15,482
Income tax expense	1,601	649	2,250
Net income	$10,890	$2,342	$13,232

Segment assets	$3,781,063	$3,523	$3,784,586

		Wealth
Three months ended March 31, 2019	Commercial	Management
(In thousands)	Banking	and Trust	Total Company

Net interest income	$29,608	$76	$29,684
Provision	600	—	600
Wealth management and trust services	—	5,439	5,439
All other non-interest income	5,569	—	5,569
Non-interest expenses	19,579	3,033	22,612
Income before income tax expense	14,998	2,482	17,480
Income tax expense	1,300	539	1,839
Net income	$13,698	$1,943	$15,641

Segment assets	$3,277,415	$3,601	$3,281,016

(19)     Revenue from Contracts with Customers

All of Bancorp’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The table below presents Bancorp’s sources of non-interest income with items outside the scope of ASC 606 noted as such:

	Three months ended March 31, 2020			Three months ended March 31, 2019
(dollars in thousands)	Commercial	WM&T	Total	Commercial	WM&T	Total
Wealth management and trust services	$—	$6,218	$6,218	$—	$5,439	$5,439
Deposit service charges	1,283	—	1,283	1,178	—	1,178
Debit and credit card income	1,980	—	1,980	1,744	—	1,744
Treasury management fees	1,284	—	1,284	1,157	—	1,157
Mortgage banking income(1)	846	—	846	450	—	450
Net investment product sales commissions and fees	466	—	466	356	—	356
Bank owned life insurance(1)	179	—	179	178	—	178
Other(2)	280	—	280	506	—	506
Total non-interest income	$6,318	$6,218	$12,536	$5,569	$5,439	$11,008

(1) Outside of the scope of ASC 606.
(2) Outside of the scope of ASC 606, with the exception of safe deposit fees which were nominal for all periods.

Bancorp’s revenue on the consolidated statement of income is categorized by product type, which effectively depicts how the nature, timing and extent of cash flows are affected by economic factors. Revenue sources within the scope of ASC 606 are discussed below:

Bancorp earns fees from its deposit customers for transaction-based, account management and overdraft services. Transaction-based fees, which include services such as ATM use fees, stop payments fees and ACH fees, are recognized at the time the transaction is executed as that is when the company fulfills the performance obligation. Account management fees are earned over the course of a month and charged in the month in which the services are provided. Overdraft fees are recognized at the point in time that the overdraft occurs. Deposit service charges are withdrawn from customers’ account balances.

Treasury management transaction fees are recognized at the time the transaction is executed as that is when the company fulfills the performance obligation. Account management fees are earned over the course of a month and charged in the month in which the services are provided. Treasury management fees are withdrawn from customers’ account balances.

WM&T provides customers fiduciary and investment management services as agreed upon in asset management contracts. The contracts require WM&T to provide a series of distinct services for which fees are earned over time. The contracts are cancellable upon demand with fees typically based upon the asset value of investments. Revenue is accrued and recognized monthly based upon month-end asset values and collected from the customer predominately in the following month except for a small percentage of fees collected quarterly. Incentive compensation related to WM&T activities is considered a cost of obtaining the contract. Contracts between WM&T and clients do not permit performance-based fees and accordingly, none of the fees earned by WM&T are performance-based. Trust fees receivable as of March 31, 2020 were $1.9 million compared with $2.1 million as of December 31, 2019.

Investment products sales commissions and fees represent the Bank’s share of transaction fees and wrap fees resulting from investment services and programs provided through an agent relationship with a third party broker-dealer. Transaction fees are assessed at the time of the transaction. Those fees are collected and recognized on a monthly basis. Trailing fees are based upon market values and are assessed, collected and recognized on a quarterly basis. Because the Bank acts as an agent in arranging the relationship between the customer and third party provider, and does not control the services rendered, investment product sales commissions and fees are reported net of related costs, including nominal incentive compensation, and trading activity charges of $161,000 and $133,000 for the three month periods ended March 31, 2020 and 2019.

Debit and credit card revenue primarily consists of debit and credit card interchange income. Interchange income represents fees assessed within the payment card system for acceptance of card-based transactions. Interchange fees are assessed as the performance obligation is satisfied, which is at the point in time the card transaction is authorized. Revenue is collected and recognized daily through the payment network settlement process.

Bancorp did not establish any contract assets or liabilities as a result of adopting ASC 606, nor were any recognized during the first quarter of 2020.

(20)     Leases

Bancorp has operating leases for various branch locations with terms remaining from one months to 13 years, some of which include options to extend the leases in five year increments. Options reasonably expected to be exercised are included in determination of the right of use asset. Bancorp elected the practical expedient to expense short-term lease obligations associated with leases with original terms of 12 months or less. Bancorp elected not to separate non-lease components from lease components for its operating leases. The right-of-use lease asset and operating lease liability are recorded in premises and equipment and other liabilities on the consolidated balance sheet.

Balance sheet, income statement and cash flow detail regarding operating leases follows:

(in thousands)
Balance Sheet	March 31, 2020	December 31, 2019

Operating lease right-of-use assets	$11,871	$12,737
Operating lease liabilities	13,363	14,369

Weighted average remaining lease term	9.1	9.4
Weighted average discount rate	3.50%	2.46%

Maturities of lease liabilities:
One year or less	$1,469	$1,964
Year 2	1,915	1,915
Year 3	1,930	1,930
Year 4	1,972	1,972
Year 5	1,781	1,781
Greater than 5 years	6,619	6,619
Total lease payments	$15,686	$16,181
Less imputed interest	2,323	1,812
Total	$13,363	$14,369

(In thousands)	Three months ended	Three months ended
Income Statement	March 31, 2020	March 31, 2019
Components of lease expense:
Operating lease cost	$470	$508
Variable lease cost	42	39
Less sublease income	13	14
Total lease cost	$499	$533

(In thousands)	Three months ended	Three months ended
Cash flow Statement	March 31, 2020	March 31, 2019
Supplemental cash flow information:
Operating cash flows from operating leases	$393	$354

As of March 31, 2020, Bancorp had not entered into any lease agreements that had yet to commence.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The consolidated financial statements include the accounts of Stock Yards Bancorp, Inc. its wholly-owned subsidiary, SYB, collectively referred to as “Bancorp” or the “Company.” All significant inter-company transactions and accounts have been eliminated in consolidation.

Stock Yards Bancorp, Inc. is a FHC headquartered in Louisville, Kentucky. Established in 1904, SYB is a state-chartered non-member financial institution that provides services in the Louisville, Kentucky, Indianapolis, Indiana and Cincinnati, Ohio MSAs through 42 full service banking center locations.

This section presents management’s perspective on our financial condition and results of operations. Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and accompanying footnotes presented in Part 1 Item 1 “Financial Statements” and other information appearing in Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2019. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of Bancorp’s future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations.

Cautionary Statement Regarding Forward-Looking Statements

This document contains statements relating to future results of Bancorp that are considered “forward-looking” as defined by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements are principally, but not exclusively, contained in Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II Item 1A “Risk Factors.”

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements to be materially different from future results, performance, or achievements expressed or implied by the statement. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believe,” “can,” “conclude,” “continue,” “could,” “estimate,” “expect,” “foresee,” “goal,” “intend,” “may,” “might,” “outlook,” “possible,” “plan,” “predict,” “project,” “potential,” “seek,” “should,” “target,” “will,” “will likely,” “would,” or other similar expressions. These forward-looking statements are not historical facts and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control, particularly with regard to developments related to COVID-19. Forward-looking statements detail management’s expectations regarding the future and are based on information known to management only as of the date the statements are made and management undertakes no obligation to update forward-looking statements, except as required by applicable law.

There is no assurance that any list of risks and uncertainties or risk factors is complete. Factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements include, among other things:

●

impact of COVID-19 on Bancorp’s business, including the impact of the actions taken by governmental authorities to try and contain the virus or address the impact of the virus on the U.S. economy (including, without limitation, the CARES Act), and the resulting effect of all of such items on our operations, liquidity and capital position, and on the financial condition of Bancorp’s borrowers and other customers;

●	changes in or forecasts of future political and economic conditions;
●	accuracy of assumptions and estimates used in establishing the ACL for loans and other estimates;
●	impairment of investment securities, goodwill, other intangible assets or DTAs;
●	ability to effectively navigate an economic slowdown or other economic or market disruption;
●	changes in laws and regulations or the interpretation thereof;
●	changes in fiscal, monetary, regulatory policies;
●	changes in tax polices including but not limited to changes in federal and state ETRs;
●	behavior of securities and capital markets, including changes in market volatility and liquidity;
●	ability to effectively manage capital and liquidity;
●	long-term and short-term interest rate fluctuations as well as the shape of the U.S. Treasury yield curve;
●	the magnitude and frequency of changes to the FFTR implemented by the Federal Open Market Committee of the FRB;
●	competitive product and pricing pressures;
●	projections of revenue, expenses, capital expenditures, losses, EPS, dividends, capital structure, etc.;

●	descriptions of plans or objectives for future operations, products, or services;
●	changes in the credit quality of Bancorp’s customers and counterparties, deteriorating asset quality and charge-off levels;
●	changes in technology instituted by Bancorp, its counterparties or competitors;
●	adequacy of Bancorp’s risk management framework, disclosure controls and procedures and internal control over financial reporting;
●	changes in applicable accounting standards, including the introduction of new accounting standards;
●	changes in investor sentiment or consumer spending or savings behavior;
●	ability to appropriately address social, environmental and sustainability concerns that may arise from its business activities;
●	integration of acquired businesses or future acquisitions;
●	changes to or the effectiveness of Bancorp’s overall internal control environment;
●

occurrence of natural or man-made disasters or calamities, including health emergencies, the spread of infectious diseases, pandemics or outbreaks of hostilities, and Bancorp’s ability to deal effectively with disruptions caused by the foregoing;

●	ability to maintain the security of its financial, accounting, technology, data processing and other operational systems and facilities;
●	ability to withstand disruptions that may be caused by any failure of its operational systems or those of third parties;
●	ability to effectively defend itself against cyberattacks or other attempts by unauthorized parties to access information of Bancorp or its customers or to disrupt systems; and
●	other risks and uncertainties reported from time to time in Bancorp’s filings with the SEC, including Part 1 Item 1A “Risk Factors.”

Recent Developments: COVID-19 and the CARES Act

On March 11, 2020, the World Health Organization declared COVID-19 to be a global pandemic, indicating that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. The spread of the outbreak has caused significant disruptions in the U.S. economy and has disrupted banking and other financial activity in the areas in which the Company operates. While some industries have been impacted more severely than others, all businesses have been impacted to some degree. This disruption has resulted in the shuttering of businesses across most of the country, significant job loss, and aggressive measures by the federal government. While there has been no material impact to Bancorp’s employees to date, COVID-19 could create widespread business continuity issues for the Company.

In response to the above, Congress, the President and regulatory agencies have taken actions designed to lessen the economic fallout. Most notably, the CARES Act was signed into law at the end of March 2020 as a $2 trillion legislative package. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. In addition to the general impact of COVID-19, certain provisions of the CARES Act, as well as other recent legislative and regulatory relief efforts are expected to have a material impact on Bancorp’s operations.

Financial condition and results of operations

COVID-19 had a material impact on Bancorp’s ACL calculation for March 31, 2020. While Bancorp has not yet experienced any credit quality issues such as charge-offs related to COVID-19, the ACL calculation for loans and resulting provision were significantly impacted by changes in forecasted economic conditions. Should the forecast for economic conditions worsen, Bancorp could experience further increases in its required ACL and record additional provision expense. While the execution of Bancorp’s payment deferral program discussed below assisted the ratio of past due loans to total loans at March 31, 2020, it is possible that asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged.

Interest income could be reduced due to COVID-19.  In keeping with guidance from regulators, Bancorp is actively working with COVID-19 affected borrowers to defer their payments. While interest and fees will still accrue to income through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, interest income and fees accrued would need to be reversed. In such a scenario, interest income in future periods could be negatively impacted. At this time, Bancorp is unable to project the materiality of such an impact and the ultimate ability of borrowers’ ability to repay in future periods.

With regard to non-interest income, beyond the significant impact the stock market downturn has had upon WM&T income, across our three markets, state issued stay-at-home orders have disrupted non-essential businesses, caused large disruptions in spending and caused widespread furloughs and layoffs within the workforce. Consumer behaviors that have shifted during the pandemic may not revert back at the conclusion of the crisis. For example, consumers may decrease discretionary spending on a permanent or long-term basis, certain industries may take longer to recover (particularly those that rely on travel or large gatherings), as consumers may be hesitant to return to full social interaction. In addition, growth in both debit and credit card volume, which are highly dependent on customer behavior and new accounts, are expected to slow in the future consistent with the decline in customer spending during the pandemic. Bancorp is closely monitoring its sources of non-interest income in response to changing consumer behaviors.

Accommodations to borrowers

In keeping with regulatory guidance to work with borrowers during this unprecedented situation, Bancorp is executing a payment deferral program for our commercial lending clients that are adversely affected by the pandemic.  Depending on the demonstrated need of the client, Bancorp is deferring either the full loan payment or the principal component of the loan payment for 90 or 180 days.  As of April 30, 2020, Bancorp has executed 974 deferrals (predominantly 90 days) on outstanding loan balances of $413 million. In accordance with interagency guidance issued in March 2020, these short-term deferrals are not considered TDRs.

On March 27, 2020, with the passage of the CARES Act, the SBA PPP was established to provide up to $349 billion in loans for eligible businesses/not-for-profits with the focus on job retention and certain other expenses. Portions of these loans qualify for forgiveness for payroll costs, mortgage interest, rent, utilities during the 8 week period beginning with the date of the loan. These loans have a two-year term and earn interest at 1% with fees paid by the SBA to Bancorp ranging from 1.00% - 5.00% depending on the loan size. Loans funded through the PPP are fully guaranteed by the U.S. government and the Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. Funds for this program were exhausted on April 16, 2020. Under the first iteration of the program, Bancorp had 2,190 loans authorized by the SBA representing approximately $580 million. On April 23, 2020, legislation was passed approving an additional $310 billion in new funding for the program. As of April 30, 2020, Bancorp had a total of 3,039 loans authorized by the SBA totaling $665 million, with the estimated average SBA fee approximating 3.00%.

 Capital

Banking regulators have categorized Bancorp and the Bank as well-capitalized and as of March 31, 2020, all capital ratios exceeded all regulatory requirements. While Bancorp believes it has sufficient capital to withstand an extended economic recession brought about by COVID-19, reported and regulatory capital ratios could be adversely impacted by further credit losses.

As permitted by the interim final rule issued on March 27, 2020 by the federal banking regulatory agencies, Bancorp elected the option to delay the estimated impact on regulatory capital related to the adoption of ASC 326 “Financial Instruments – Credit Losses,” or CECL, which was effective January 1, 2020. The initial impact of adoption of ASC 326, as well as 25% of the quarterly increases in the ACL subsequent to adoption of ASC 326 (collectively the “transition adjustments”) were declared to be delayed for two years. After two years, the cumulative amount of the transition adjustments will become fixed and will be phased out of the regulatory capital calculations evenly over a three year period, with 75% recognized in year three, 50% recognized in year four and 25% recognized in year five. After five years, the temporary regulatory capital benefits will be fully reversed. Had Bancorp elected to not defer the regulatory capital impact of CECL, the post ASC 326 adoption capital ratios of Bancorp and the Bank would have exceeded the well-capitalized level.

Liquidity and Funding

As of April 30, 2020, Bancorp maintained $307 million in federal funds sold and interest bearing cash compared to $207 million at March 31, 2020. To date, Bancorp has not experienced any significant funding issues related to the SBA PPP or the pandemic in general and line of credit usage has not increased. As the PPP was offered primarily to existing Bank customers, a significant portion of the funds borrowed have stayed at the Bank in the form of commercial deposits and have generally been slow to run-off. In addition, the deferment of April tax payment deadlines and federal stimulus checks have also contributed to higher than normal deposit balances maintained at the Bank. While there are several low costing government programs available to assist Bancorp in funding the PPP or liquidity in general, the Company plans to initially utilize overnight funds from the FHLB (the lowest costing source), in which the Bancorp has available credit in excess of $600 million.

 Goodwill and other intangible assets

At March 31, 2020, Bancorp had $13 million in goodwill recorded on its balance sheet. Events that may trigger goodwill impairment include deterioration in economic conditions, increased competition, loss of key personnel, and regulatory action. More specifically, a sustained decline in stock price could be considered a triggering event. Similar to other financial institutions, the COVID-19 economic crisis caused a significant decline in Bancorp’s stock price. As of March 31, 2020, in comparing the fair value of the commercial banking segment to the carrying value recorded on the balance sheet and reviewing other factors, Bancorp concluded its goodwill was not impaired, as Bancorp’s stock has traded above book value for the entire first quarter of 2020.

As of March 31, 2020, Bancorp did not have any impairment with respect to its other intangible assets (MSRs and CDIs), premises and equipment or other long-lived assets. It is possible that the lingering effects of COVID-19 could cause the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause us to perform an intangible asset impairment test and result in an impairment charge being recorded for that period.

Processes, controls and pandemic plan

Bancorp invoked its Board approved pandemic plan, which included timely communication to employees, implementing remote work arrangements to the full extent possible, separating individual departments, operating select branch lobbies by appointment only, fully staffing all branch drive-thru lanes, communicating with and encouraging our customers to use Bancorp’s free self-service tools such as ITMs/ATMs, online banking, mobile banking and bill pay and actively promoting social distancing in all aspects of business.

Bancorp has not incurred material expense related to executing the above plan and no material operational or internal control challenges or risks have been identified to date. Management continues to meet regularly to anticipate and respond to any future COVID-19 interruptions or developments. The Company does not anticipate significant challenges to its ability to maintain its systems and controls in light of the measures the Company has taken to prevent the spread of COVID-19.  To date, the Company has not incurred significant resource constraints through the implementation of its business continuity plans and does not anticipate incurring such in the future.

Lending

While all industries have and will continue to experience adverse impacts as a result of COVID-19, Bancorp had exposures (on balance sheet loans and commitments to lend) in the following loan categories initially considered to be “at-risk” of significant impact as of March 31, 2020:

Industry Segments (dollars in millions)	Outstanding	% of Total Loans

Shopping Centers	$58	2.0%
Lodging / Hotels	57	1.9%
Nursing homes / Residential Care	45	1.5%
Recreation / Entertainment	40	1.4%
Bars / Restaurants	27	0.9%
Travel Related	23	0.8%

Loans to dentists/physicians, which the Company believes will not be as severely impacted as those segments noted above, represented the largest concentration within the C&I segment. Bancorp anticipates that a significant portion of the Bank’s borrowers in the above industry segments will continue to endure significant economic distress, as long as the current COVID-19 related economic conditions persist. Among other things, this could cause them to draw on their existing lines of credit and adversely affect their ability to repay existing indebtedness and could adversely impact the value of collateral. These developments, together with economic conditions generally, are also expected to impact the CRE portfolio, particularly with respect to real estate with exposure to these industries, and the value of certain collateral.

Acquisition of King Bancorp, Inc. and its wholly-owned subsidiary King Southern Bank

On May 1, 2019, Bancorp completed its acquisition of KSB for $28 million in cash. The acquisition expanded Bancorp’s market area into nearby Nelson County, Kentucky, while expanding the customer base in Louisville, Kentucky. At May 1, 2019, the acquiree reported approximately $192 million in total assets, approximately $164 million in loans and approximately $126 million in deposits. As a result of the acquisition, goodwill totaling $11.8 million was recorded during the second quarter of 2019, with nominal recast adjustments posted during the third and fourth quarters of 2019.

As a result of the completion of the acquisition, Bancorp incurred pre-tax transaction charges totaling $1.3 million during the second quarter of 2019. Net income from the acquisition was accretive to Bancorp’s overall operating results beginning with the third quarter of 2019. Effective March 31, 2020, management finalized the fair values of the acquired assets and assumed liabilities in advance of the 12 month post acquisition date, as allowed by GAAP.

In connection with the acquisition, Bancorp became the 100% successor owner of KBST, an unconsolidated finance subsidiary. As permitted under the terms of KBST’s governing documents, Bancorp redeemed the TPS at the par amount of approximately $4 million on June 17, 2019.

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

Overview – Operating Results

The following table presents an overview of Bancorp’s financial performance for the three months ended March 31, 2020 and 2019:

Three months ended March 31, (dollars in thousands, except per share data)	2020	2019	$ Change	% Change

Net income	$13,232	$15,641	$(2,409)	-15%
Diluted earnings per share	$0.58	$0.68	$(0.10)	-15%
Annualized return on average assets	1.43%	1.94%	(51) bps	-26%
Annualized return on average equity	13.18%	17.09%	(391) bps	-23%

Additional discussion follows under the section titled “Results of Operations.”

General highlights for the quarter ended March 31, 2020 compared to March 31 2019:

●

Coming off a record 2019, the first quarter of 2020 began with excellent momentum, with strong loan and non-interest income growth. However the momentum was disrupted late in the quarter by a global health pandemic that triggered an economic crisis.

●

Effective January 1, 2020, Bancorp began accounting for credit losses under ASC 326, or CECL. The adoption of this standard increased the opening balance for the ACL by $8.2 million and reserve for off-balance sheet exposures by $3.5 million as of January 1st. The adoption entries reduced Bancorp’s retained earnings on a tax-effected basis of $8.8 million, with no impact on earnings. In addition, on January 1, 2020, the amortized cost basis of the PCD loans were adjusted upwards to reflect the addition of $1.6 million of the ACL on loans.

●

Net income totaled $13.2 million, resulting in diluted EPS of $0.58, a 15% decline over diluted EPS of $0.68 for the same period of 2019, the latter of which included a $1.3 million non-recurring tax adjustment related to the Kentucky franchise tax law change that equated to $0.06 per diluted share.

●

The FRB lowered the FFTR five times since March 31, 2019, resulting in a combined 225 bps decrease in the FFTR over the last 12 months. In March 2020, mainly in response to COVID-19, the FRB lowered the FFTR to a range of 0% - 0.25%, the lowest level since late 2015. In tandem, Bancorp lowered the stated rate of most interest-bearing deposit account types and CD offering rates. NIM decreased 18 bps to 3.71% for the three months ended March 31, 2020 compared to 3.89% for the same period in 2019. Net interest income increased $2.8 million, or 9%, for the three months ended March 31, 2020 compared to the same period in 2019, consistent with year over year average loan growth and strategic deposit rate cuts.

●

Loans grew by $92 million, or 3%, despite flat line of credit utilization during the first quarter of 2020, with the largest increases in the CRE - non-owner occupied and C&I categories. Robust loan production led to the second highest first quarter loan growth in the Bank’s history. Bancorp has not experienced significant line of credit drawdowns during the current economic crisis. Average loans increased $363 million, or 14%, for the three months ended March 31, 2020 compared to the same period in 2019, as a result of both the May 2019 acquisition and to a greater extent, strong organic loan growth spread across Bancorp’s three markets.

●

Strong first quarter 2020 deposit growth of $65 million, or 2%, with the majority of the growth in non-interest bearing products. Average deposits increased $377 million, or 14%, for the three months ended March 31, 2020 compared to the same period in 2019, as a result of customer expansion, the prior year May 2019 acquisition and generally higher levels of liquidity held by customers attributable to current economic uncertainty.

●

Despite minimal charge-offs and strong credit metrics, a significant provision was recorded in the first quarter of 2020, based on loan growth and, to a larger extent the unemployment forecast in the CECL ACL model.

●

Bancorp’s ACL to total loans was 1.43% at March 31, 2020, compared with 0.94% at December 31, 2019 and 1.05% at March 31, 2019. As mentioned above, March 31, 2020 was significantly impacted by CECL and first quarter provisioning, while the drop from March 31, 2019 December 31, 2019 related to the prior year acquisition (acquired loans were marked to market on the acquisition date and as such did not receive an allowance).

●

Non-interest income increased $1.5 million, or 14%, with WM&T income increasing $779,000, or 14%, boosted by a large non-recurring estate fee, and mortgage banking income increasing $396,000 or 88%. Card income and treasury management fees also continued to stand out as diversifying revenue streams, representing a combined 26% of total non-interest income.

●

Non-interest expenses remained well-controlled despite the addition of branches, personnel and other expenses related to the May 2019 acquisition. Bancorp's efficiency ratio, calculated on a FTE basis, for the three months ended March 31, 2020 was 53.19% compared with 55.49% for the same period in 2019.

●

The ETR increased to 14.5% for the three months ended March 31, 2020 from 10.5% for the same period in 2019, the latter of which reflected a $1.3 million state tax adjustment related to the change from a capital-based franchise tax to a state income tax and reduced the ETR.

●

TCE is a measure of a company’s capital which is useful in evaluating the quality and adequacy of capital. Bancorp’s ratio of TCE to total tangible assets was 10.48% as of March 31, 2020, compared with 10.55% at December 31, 2019 and 11.47% at March 31, 2019. The fluctuation from December 31, 2019 to March 31, 2020 was impacted by asset growth (mainly loans), the change in AOCI and CECL related adjustments. The fluctuation from March 31, 2019 to December 31, 2019 was driven by the prior year acquisition which occurred in May. See the section titled “Non-GAAP Financial Measures” for reconcilement of non-GAAP to GAAP measures.

Results of Operations

Net Interest Income

As is the case with most banks, Bancorp’s primary revenue sources are net interest income and fee income from various financial services provided to customers. Net interest income is the difference between interest income earned on loans, investment securities and other interest earning assets less interest expense on deposit accounts and other interest bearing liabilities. Loan volume and interest rates earned on those loans are critical to overall profitability. Similarly, deposit volume is crucial to funding loans and rates paid on deposits directly impact profitability. New business volume is influenced by economic factors including market interest rates, business spending, consumer confidence and competitive conditions within the marketplace. The discussion that follows is based on FTE data.

Comparative information regarding net interest income follows:

As of and for the Quarter Ended March 31,			Variance
(dollars in thousands)	2020	2019	2020 / 2019

Net interest income, FTE	$32,494	$29,740	9.3%
Net interest spread	3.48%	3.58%	(10	)bps
Net interest margin	3.71%	3.89%	(18	)bps
Average earning assets	$3,526,078	$3,100,352	13.7%

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

	March 31,	December 31,	March 31,
(dollars in thousands)	2020	2019	2019

Five year Treasury note rate at period end	0.37%	1.69%	2.23%
Average five year Treasury note rate	1.14%	1.95%	2.46%
Prime rate at period end	3.25%	4.75%	5.50%
Average Prime rate	4.40%	5.29%	5.50%
One month LIBOR at period end	0.99%	1.76%	2.49%
Average one month LIBOR	1.40%	2.22%	2.50%

Prime rate, the five year Treasury note rate and the one month LIBOR are included above to provide a general indication of the interest rate environment in which Bancorp has operated within. Approximately $1 billion, or 38%, of Bancorp’s loans are variable rate, of which 99% are indexed to either Prime or one month LIBOR and generally reprice as those rates change. At inception, most of Bancorp’s fixed rate loans are priced in relation to the five year Treasury note.

During the first quarter of 2020, the FRB lowered the FFTR 150 bps: 50 bps effective on March 4th and 100 bps effective March 16th. At March 31, 2020, Prime was 3.25% compared to 4.75% at December 31, 2019 and 5.50% at March 31, 2019. In response to March’s FFTR reductions, Bancorp lowered the stated rate of most interest-bearing deposit account types and CD offering rates. The FRB also lowered the FFTR 25 bps on three separate occasions in 2019, the first of which was in August. Bancorp lowered the stated rate of most interest-bearing deposit account types and CD offering rates in tandem with these cuts as well and fully off-set the decline in loan yields associated with the first two FFTR reductions of 2019. The subsequent rate cuts seen through March 31, 2020 have resulted in margin compression, as the decline in loan yields has not been fully off-set by deposit rate reductions.

Net interest spread and NIM were 3.48% and 3.71%, for the three months ended March 31, 2020 compared to 3.57% and 3.89% for the same period in 2019. Net interest income increased $2.8 million, or 9%, for the first three months of 2020 compared to the same period of 2019, led by growth in average earning assets, primarily loans.

Total average earning assets increased $426 million, or 14%, to $3.5 billion at March 31, 2020, with the average rate earned on earnings assets declining 38 bps, or 8%, to 4.21%. Average loans increased $363 million, or 14%, from the three months ended March 31, 2019 to the same period in 2020 attributable to the May 2019 acquisition and to a greater extent, strong loan production and organic loan growth across all markets. The growth in average loans served to offset the negative impact of the lower rate environment. Average balances of AFS debt securities and FFS/interest bearing due from banks increased $58 million in total for the first quarter of 2020, as compared with the same period in 2019, as Bancorp elected to maintain higher levels of liquidity.

Total interest income (FTE) increased $1.8 million, or 5%, to $36.9 million for the first quarter of 2020, as compared with the first quarter of 2019. Interest income on loans (FTE) increased approximately $2.2 million, or 7%, to $33.8 million and was partially off-set by declines in interest income on virtually all other earning assets related to rate reductions. NIM and loan yields were positively impacted by a large non-accrual commercial relationship that paid off in the first quarter of 2020, triggering previously unrecognized non-accrual interest of $350,000 to be recognized.

Total average interest bearing liabilities increased $289 million, or 13%, to $2.4 billion for the three month period ended March 31, 2020 as compared with the same period in 2019, with the average cost decreasing 29 bps to 0.73%. The average increase relates to a combination of liabilities assumed in the May 2019 acquisition (interest bearing deposits and FHLB advances) and record first quarter deposit growth in 2020.

●

Average interest bearing deposits increased $268 million, or 13%, for the three months ended March 31, 2020 compared to the same period in 2019, with interest-bearing demand deposits representing $125 million, or the majority of the increase. Despite elevated levels of seasonal deposits and public funds at December 31, 2019, balances continued to grow in the first quarter of 2020. As occurred during the Great Recession, it appears the general customer deposit base is maintaining higher levels of liquidity with the Bank. While these accounts are profitable, this slower return to “normalized” deposit levels is expected to have a negative effect on NIM in to the second quarter of 2020.

●

Average FHLB advances increased $26 million, or 54%, for the three months ended March 31, 2020 compared to the same period of 2019 based on advances assumed in the May 2019 acquisition. These advances were retained by Bancorp based upon the favorable rates and terms at the time in relation to the execution of Bancorp’s asset liability management strategy.

Total interest expense decreased $936,000, or 17%, for the three months ended March 31, 2020, compared to the same period of 2019, with the vast majority of the decrease associated with total interest bearing deposits; predominantly money market and interest-bearing demand deposits. The cost of total interest-bearing deposits decreased $1.1 million, or 22%, representing 31 bps compared to the same period of 2019, a direct result strategic deposit rate cuts implemented in tandem with FRB rate adjustments. Interest expense on FHLB advances increased $208,000 based on the advances assumed in the prior year acquisition.

The Bank’s loan portfolio is composed of approximately 62% fixed and 38% variable rate loans, with the fixed rate portfolio pricing based on a spread to the five year treasury curve and the variable portion pricing based on a spread to Prime (approximately 60%) and one month LIBOR (approximately 40%). The treasury yield at March 31, 2020 was lower than what was experienced during the Great Recession. While the curve has recently un-inverted, or normalized, the steep decline/inversion of the treasury curve that began in the second quarter of 2019 led to 12 months of intense pricing pressure and stiff competition. Beyond potential ongoing pricing pressure/competition and the absolute low level of rates, the current economic outlook and prospects of a sustained zero-rate environment has posed significant concern regarding ongoing NIM compression.

Total Company Average Balance Sheets and Interest Rates - Three Month Comparison

	Three months ended March 31,
	2020			2019
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:
Federal funds sold and interest bearing due from banks	$168,563	$531	1.27%	$122,189	$733	2.43%
Mortgage loans held for sale	4,953	61	4.95	1,727	37	8.69
Securities available for sale:
Taxable	435,047	2,395	2.21	409,835	2,411	2.39
Tax-exempt	14,563	94	2.60	27,784	175	2.55
Federal Home Loan Bank stock	11,284	71	2.53	10,192	157	6.25
Loans, net of unearned income	2,891,668	33,778	4.70	2,528,625	31,599	5.07

Total interest earning assets	3,526,078	36,930	4.21	3,100,352	35,112	4.59

Less allowance for credit losses	37,340			26,127

Non-interest earning assets:
Cash and due from banks	44,189			41,653
Premises and equipment, net	58,042			45,340
Bank Owned Life Insurance	32,635			32,333
Accrued interest receivable and other	86,515			77,706
Total assets	$3,710,119			$3,271,257

Interest bearing liabilities:
Deposits:
Interest bearing demand deposits	$986,083	$811	0.33%	$861,020	$1,404	0.66%
Savings deposits	170,074	18	0.04	157,053	96	0.25
Money market deposits	734,246	992	0.54	677,512	1,974	1.18
Time deposits	426,371	2,141	2.02	353,245	1,592	1.83
Total interest bearing deposits	2,316,774	3,962	0.69	2,048,830	5,066	1.00

Securities sold under agreements to repurchase	33,413	16	0.19	37,528	25	0.27
Federal funds purchased	10,326	29	1.13	11,428	60	2.13
Federal Home Loan Bank advances	73,939	429	2.33	47,962	221	1.87
Subordinated note	—	—	—	—	—	—

Total interest bearing liabilities	2,434,452	4,436	0.73	2,145,748	5,372	1.02

Non-interest bearing liabilities:
Non-interest bearing demand deposits	803,468			694,871
Accrued interest payable and other	68,497			59,568
Total liabilities	3,306,417			2,900,187

Stockholders’ equity	403,702			371,070
Total liabilities and stockholder's equity	$3,710,119			$3,271,257
Net interest income		$32,494			$29,740
Net interest spread			3.48%			3.57%
Net interest margin			3.71%			3.89%

Total Company Average Balance Sheets and Interest Rates - Supplemental Information

●

Average loan balances include the principal balance of non-accrual loans, as well as all loan premiums, discounts, fees and costs, and exclude participation loans accounted for as secured borrowings. Participation loans averaged $7 million and $10 million for the three month periods ended March 31, 2020 and 2019.

●

Interest income on a FTE basis includes additional amounts of interest income that would have been earned if investments in certain tax-exempt interest earning assets had been made in assets subject to federal taxes yielding the same after-tax income. Interest income on municipal securities and tax-exempt loans has been calculated on a FTE basis using a federal income tax rate of 21% for 2020 and 2019. Approximate tax equivalent adjustments to interest income were $48,000 and $56,000 for the three month periods ended March 31, 2020 and 2019.

●

Interest income includes loan fees of $435,000 and $523,000 for the three months ended March 31, 2020 and 2019. Interest income on loans may be impacted by the level of prepayment fees collected and accretion related to loan purchased.

●

Net interest income, the most significant component of the Bank's earnings, represents total interest income less total interest expense. The level of net interest income is determined by mix and volume of interest earning assets, interest bearing deposits and borrowed funds, and changes in interest rates.

●	Net interest spread is the difference between taxable equivalent rates earned on interest earning assets less the cost of interest bearing liabilities.

●

NIM represents net interest income on a FTE basis as a percentage of average interest earning assets. NIM is impacted by both interest rate spread and the level of non-interest bearing sources of funds, primarily consisting of demand deposits and stockholders’ equity.

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

The March 31, 2020 simulation analysis reflects the decision made by the FRB to lower the FFTR to near zero. The analysis details that increases in interest rates of 100 bps would have a slightly negative effect on interest income, while an increase in rates of 200 bps would have a positive effect on net interest income. These results are attributed to over half of the variable rate loan portfolio being currently at or near floor rates, as these yields will not increase until short-term rates exceed these floor rates. For example, a significant portion of the variable rate loan portfolio is tied to the Prime rate, with floor rates of 4%. Given Prime is at 3.25% as of March 31, 2020, short-term rates would have to increase over 75 bps for these loans to move above their floor rates.

The overall increase in net interest income in the rising rate scenarios is primarily due to variable rate loans and short-term investments repricing more quickly than deposits and short-term borrowings. Asset balances subject to immediate repricing cause an estimated decline in net interest income in the down 100 bps scenario, as rates on non-maturity deposits cannot be lowered sufficiently to offset declining interest income. These estimates are summarized below.

	Change in Rates
	-200	-100	+100	+200
	Basis Points	Basis Points	Basis Points	Basis Points
% Change from base net interest income at March 31, 2020	N/A	-3.96%	-0.65%	2.08%

Approximately 62% of Bancorp’s loan portfolio has fixed rates with 38% priced at variable rates. The majority of Bancorp’s variable rate loans with floors are currently below their floors.

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

In addition, Bancorp uses derivative financial instruments as part of its interest rate risk management, including interest rate swaps. These interest rate swaps are designated as cash flow hedges as described in the footnote titled “Derivative Financial Instruments.” For these derivatives, the effective portion of gains or losses is reported as a component of OCI, and is subsequently reclassified into earnings as an adjustment to interest expense in periods in which the hedged forecasted transaction affects earnings.

Provision for Credit Losses

Provision represents the amount of expense that, based on Management’s judgment, is required to maintain the ACL on loans at an appropriate level under the CECL model. The determination of the amount of the ACL for loans is complex and involves a high degree of judgment and subjectivity. See the footnote titled “Basis of Presentation and Summary of Significant Accounting Policies” for detailed discussion regarding ACL methodologies.

The ACL for loans totaled $42.1 million at March 31, 2020 compared to $26.8 million at December 31, 2019, representing an ACL to total loans ratio of 1.43% and 0.94% for the same period ends. Upon adoption of ASC 326, Bancorp recorded an increase of $8.2 million to the ACL for loans and a corresponding decrease to retained earnings, net of the DTA impact. In addition, on January 1, 2020, non-accretable yield marks of $1.6 million related to formerly classified PCI loans were reclassed between the amortized cost basis of loans and corresponding ACL. The day one adjustment upon adoption of ASC 326 raised the ACL balance to $36.6 million on January 1, 2020.

Despite minimal charge-offs in both periods, Bancorp recorded provision of $5.6 million for the three month period ended March 31, 2020, as compared with $600,000 for the same period in 2019. The increase in provision related to forecast adjustments within the CECL model and to a lesser extent, growth and changes in the loan mix during the period.

●

For loan pools utilizing the DCF method, Bancorp utilized regression analysis of historical internal and peer data to identify a suitable loss driver to utilize when modeling lifetime probability of default and loss given default. The regression analysis was used to measure how the expected probability of default and loss given default would react to changes in forecasted levels of the loss driver. Based on this, management determined that the forecasted Seasonally Adjusted National Civilian Unemployment Rate best correlated to historical losses and would be utilized as its primary loss driver to be consistently applied across all applicable loan segments over a reasonable and supportable forecast period under its CECL model.

On January 1, 2020, management determined that four quarters represented a reasonable and supportable forecast period with reversion back to a historical loss rate over eight quarters on a straight-line basis. However, based on the uncertain magnitude and duration of the economic crisis caused by COVID-19, at March 31, 2020, Bancorp elected to forecast for only one quarter versus the four quarters used as of January 1, 2020 and modified its forecast to reflect a significant increase in national unemployment (utilizing the highest unemployment rate in the Company’s observed history) reverting back to the long-term average in the third quarter of 2020, with the loss driver remaining significantly worse compared to recent trends. The impact of the increased unemployment forecast was muted by a decline in qualitative factors attributed to the massive federal stimulus programs enacted at the end of the first quarter. The forecasted increase in unemployment coupled with the qualitative factor adjustments resulted in approximately $4.2 million, or 77%, of provision expense for the three months ended March 31, 2020.

●

Changes in the loan mix contributed to $1.3 million, or 23%, of the provision expense for the three months ended March 31, 2020. During the three months ended March 31, 2020, outstanding loans increased $92 million, or 3%, to $2.9 billion.

●

For the three-month period ended March 31, 2019, Bancorp recorded a $600,000 provision consistent with a moderate increase in classified loans and net recoveries of $330,000. Also, within the incurred loss model, Bancorp extended the historical look-back period from 32 to 36 quarters to more accurately represent the current level of risk in the loan portfolio by capturing the effects of a full economic cycle. Based on the look-back period extension, the ACL increased approximately $2.0 million for the first three months of 2019.

An analysis of the changes in the ACL and selected ratios follow:

	Three months ended
	March 31,
(dollars in thousands)	2020	2019

Beginning balance, prior to adoption of ASC 326	$26,791	$25,534
Impact of adopting ASC 326	8,221	—
Initial ACL on loans purchased with credit deterioration	1,635	—
Provision for credit losses	5,550	600

Total charge-offs	(190)	(99)
Total recoveries	136	429
Net loan (charge-offs) recoveries	(54)	330

ACL at the end of the period	$42,143	$26,464

Average loans, net of unearned income	$2,891,668	$2,528,625

Provision to average loans (1)	0.19%	0.02%
Net loan (charge-offs) recoveries to average loans (1)	0.00%	0.01%
ACL to average loans	1.46%	1.05%
ACL to total loans	1.43%	1.05%

(1) Ratios are not annualized

Non-interest Income

	Three months ended March 31,
(dollars in thousands)	2020	2019	$ Change	% Change

Wealth management and trust services	$6,218	$5,439	$779	14%
Deposit service charges	1,283	1,178	105	9
Debit and credit card income	1,980	1,744	236	14
Treasury management fees	1,284	1,157	127	11
Mortgage banking income	846	450	396	88
Net investment product sales commissions and fees	466	356	110	31
Bank owned life insurance	179	178	1	1
Other	280	506	(226)	(45)

Total non-interest income	$12,536	$11,008	$1,528	14%

Total non-interest income increased $1.5 million, or 14%, for the three month period ended March 31, 2020 compared to the same period of 2019. Non-interest income comprised 27.9% of total revenues, defined as net interest income and non-interest income, for the three month period ended March 31, 2020 compared to 27.0% for the same period of 2019. WM&T services comprised 49.6% of Bancorp’s total non-interest income for the three month period ended March 31, 2020 compared to 49.4% for the same period of 2019. Debit and credit card income comprised 15.8% of Bancorp’s non-interest income for both the three month period ended March 31, 2020 and March 31, 2019.

Wealth Management and Trust Services:

The magnitude of WM&T revenue distinguishes Bancorp from other community banks of similar asset size. Trust AUM, stated at market value, totaled $2.96 billion at March 31, 2020, a decrease of less than 1% compared with $2.97 billion at March 31, 2019 and an 11% decline from $3.32 billion at December 31, 2019. WM&T revenue increased $779,000, or 14%, for the three month period ended March 31, 2020, as compared with the same period of 2019. Despite a down market for the second half of the quarter, the WM&T department was able to offset the decline in fees associated with the market volatility with a large non-recurring estate fee.

Recurring fees earned for managing trust accounts are based on a percentage of market value of AUM and are typically assessed on a monthly basis. Recurring fees, which generally comprise the vast majority of WM&T revenue, increased $346,000, or 7%, for the three month period ended March 31, 2020, as compared with the same period of 2019. A portion of WM&T revenue, most notably executor, insurance and some employee benefit plan-related fees, are non-recurring in nature and the timing of these revenues corresponds with the related administrative activities and is also based on the market value of AUM. Total non-recurring fees increased $433,000 for the three month period ended March 31, 2020, as compared with the same period of 2019 as a result of the aforementioned non-recurring estate fees earned during the first quarter of 2020. Contracts between WM&T and their clients do not permit performance based fees and accordingly, none of the fees earned by WM&T are performance based. Management believes the WM&T department will continue to factor significantly in Bancorp’s financial results and provide strategic diversity to revenue streams.

Detail of WM&T Service Income by Account Type:

	Three months ended March 31,
(in thousands)	2020	2019

Investment advisory	$2,422	$2,131
Personal trust and estate fees	2,185	1,804
Personal individual retirement	1,405	1,217
Foundation and endowment	144	133
Custody and safekeeping	33	31
Brokerage and insurance services	10	25
Other	19	98

Total WM&T services income	$6,218	$5,439

The preceding table demonstrates that WM&T fee revenue is concentrated within investment advisory and personal trust accounts. WM&T fees are based on AUM and tailored for individual accounts and/or relationships with fee structures customized based on account type and other factors with larger relationships paying a lower percentage of AUM in fees. For example, fee structures are in place for investment management, irrevocable trusts, revocable trusts, individual IRAs and accounts holding only fixed income securities. There are also fee structures for estate settlements, which are non-recurring, and retirement plan services, which typically consist of a one-time conversion fee with recurring AUM fees to follow. Fees are agreed upon at the time the account is opened and any subsequent revisions are communicated in writing to the customer. Fees earned are not performance based nor are they based on investment strategy or transactions.

Trust Assets under Management by Account Type:

Trust AUM (not included on balance sheet) decreased from $3.32 billion at December 31, 2019 to $2.96 billion at March 31, 2020 as follows:

	March 31, 2020		December 31, 2019
(in thousands)	Managed	Non-managed (1)	Managed	Non-managed (1)
Investment advisory	$1,157,702	$17,607	$1,347,389	$21,759
Personal trust	539,564	82,861	617,984	96,506
Personal individual retirement	379,313	2,313	437,193	2,799
Corporate retirement	40,740	458,329	45,097	436,188
Foundation and endowment	204,968	1,946	231,704	1,343

Total accounts	$2,322,287	$563,056	$2,679,367	$558,595
Custody and safekeeping	—	75,205	—	81,850

	$2,322,287	$638,261	$2,679,367	$640,445
Total managed and non-managed assets	$2,960,548		$3,319,812

(1) Non-managed assets represent those for which WM&T does not have investment discretion.

As of March 31, 2020 and December 31, 2019, approximately 78% and 81% of AUM were actively managed. The majority of managed assets are in investment advisory, personal trust and agency accounts. Corporate retirement plan accounts primarily consist of participant-directed assets and the amount of custody and safekeeping accounts are insignificant.

Managed Trust Assets under Management by Class of Investment:

(in thousands)	March 31, 2020	December 31, 2019

Interest bearing deposits	$145,843	$145,710
US Treasury and government agency obligations	42,495	46,950
State, county and municipal obligations	128,371	136,575
Money market mutual funds	8,382	7,511
Equity mutual funds	506,669	654,569
Other mutual funds - fixed, balanced, and municipal	346,012	339,296
Other notes and bonds	183,742	182,940
Common and preferred stocks	832,744	1,037,695
Real estate mortgages	327	332
Real estate	51,433	51,059
Other miscellaneous assets (1)	76,269	76,730

Total managed assets	$2,322,287	$2,679,367

(1) Includes client directed instruments including rights, warrants, annuities, insurance policies, unit investment trusts, and oil and gas rights.

Managed assets are invested in instruments for which market values can be readily determined, the majority of which are sensitive to market fluctuations and consist of approximately 58% in equities and 42% in fixed income securities. This composition is relatively consistent from period to period and WM&T has no proprietary mutual funds.

Additional Sources of Non-interest income:

Deposit service charges increased $105,000, or 9%, for the three months ended March 31, 2020, as compared with the same period in 2019. Deposit service charge income is primarily driven by changes in customer and transaction volume, which can fluctuate from period to period. Consistent with the industry, Bancorp has generally experienced a steady decline in fees earned on overdrawn checking accounts. The increase related to the three months ended March 31, 2020, compared to 2019 related predominantly to expansion in the customer base over the past 12 months and to a lesser extent fee structure changes.

Debit and credit card income consists of interchange income, ancillary fees and incentives received from card processors. Debit and credit card revenue increased $236,000, or 14%, for the three month period ended March 31, 2020 as compared with the same period of 2019. The increase reflects increased volume resulting from continued growth in the customer bases. Total debit card income increased $32,000, or 3%, for the three month period ended March 31, 2020 while credit card income increased $204,000, or 43%, for the same period. Growth in both debit and credit card volume, which are highly dependent on customer behavior and new accounts, are expected to slow in future consistent with the decline in customer spending during the pandemic.

Treasury management fees primarily consist of fees earned for cash management services provided to commercial customers. This category has been a consistent growing source of revenue for Bancorp and increased $127,000, or 11%, in the first quarter of 2020 as compared with the same period of 2019. Bancorp anticipates this income category will continue to increase based on continued customer base growth and the expanding suite of services offered within the treasury management platform.

Mortgage banking income primarily includes gains on sales of mortgage loans. Bancorp’s mortgage banking department originates residential mortgage loans to be sold in the secondary market, primarily to FNMA. Interest rates on the loans sold to FNMA are locked with the borrower and investor prior to closing the loans, thus Bancorp bears no interest rate risk related to loans sold. The department offers conventional, VA and FHA financing, for purchases and refinances, as well as programs for first-time home buyers. Interest rates on mortgage loans directly impact the volume of business transacted by the mortgage banking department. Mortgage banking revenue increased $396,000, or 88%, for the three month period ended March 31, 2020 as compared with the same period of 2019, as sustained low long-term rates have incentivized refinancing activity. During the third quarter of 2019, the ten year treasury rate/ yield curve, which mortgage rates closely follow, began a steep decline leading to the lowest mortgage rates in several years. The current pipeline of mortgage loans remains strong compared to the prior year, however volume could slow into the second and third quarters, as underlying issues with the pandemic develop.

Net investment product sales commissions and fees are generated primarily on stock, bond and mutual fund sales, as well as wrap fees on brokerage accounts. Wrap fees are charges for investment programs that bundle together a suite of services, such as brokerage, advisory, research and management and are based on a percentage of assets. Bancorp deploys its financial advisors primarily through its branch network via an arrangement with a third party broker-dealer, while larger managed accounts are serviced in the Bank’s WM&T department. Net investment product sales commissions and fees increased $110,000, or 31%, for the three month period ended March 31, 2020 as compared with the same period of 2019, as market volatility resulted in increased trading activity in the first quarter of 2020.

BOLI assets represent the cash surrender value of life insurance policies on certain key employees who have provided consent for Bancorp to be the beneficiary of a portion of such policies. The related change in cash surrender value and any death benefits received under the policies are recorded as non-interest income. This income serves to offset the cost of various employee benefits. BOLI income of $179,000 was recognized for the three months ended March 31, 2020, representing a nominal change as compared with the same period of 2019.

Other non-interest income decreased $226,000, or 45%, for the three months ended March 31, 2020 as compared with the same period in 2019. During the three months ended March 31, 2020, Bancorp posted a $128,000 fair value write-down related to a company owned life insurance policy tied to stock market performance. Further, the first quarter of 2019 benefitted from a $126,000 incentive received in association with a banking center relocation.

Non-interest Expenses

	Three months ended March 31,
(dollars in thousands)	2020	2019	$ Change	% Change

Compensation	$12,233	$11,801	$432	4%
Employee benefits	3,167	2,555	612	24
Net occupancy and equipment	1,881	1,849	32	2
Technology and communication	2,013	1,773	240	14
Debit and credit card processing	656	587	69	12
Marketing and business development	560	625	(65)	(10)
Postage, printing, and supplies	441	406	35	9
Legal and professional	623	534	89	17
FDIC insurance	129	238	(109)	(46)
Amortization of investments in tax credit partnerships	36	52	(16)	(31)
Capital and deposit based taxes	1,030	904	126	14
Other	1,181	1,288	(107)	(8)
Total non-interest expenses	$23,950	$22,612	$1,338	6%

Total non-interest expenses increased $1.3 million, or 6%, for the three month period ended March 31, 2020 compared to the same period of 2019. Salaries and employee benefits comprised 64.3% of Bancorp’s non-interest expenses for the three month period ended March 31, 2020, compared to 63.5% for the same period of 2019.

Compensation, which includes salaries, incentives, bonuses and stock based compensation, increased $432,000, or 4%, for the three month period ended March 31, 2020, as compared with the same period of 2019. The moderate increase relates to the increase in full time equivalent employees and annual merit increases. Net full time equivalent employees totaled 596 at March 31, 2019, 615 at December 31, 2019 and 618 at March 31, 2020.

Employee benefits consists of all personnel-related expense not included in compensation, with the most significant items representing health insurance, payroll taxes and retirement plan contributions. Employee benefits increased $612,000, or 24%, for the three month period ended March 31, 2020, as compared with the same period of 2019 attributed to higher health insurance claim levels and the aforementioned increase in full time equivalent employees.

Net occupancy and equipment expense primarily includes depreciation, rent, property taxes, utilities and maintenance. Costs of capital asset additions flow through the statement of income over the lives of the assets in the form of depreciation expense. Net occupancy increased $32,000, or 2%, for the three month period ended March 31, 2020, as compared with the same period of 2019. Bancorp opened one branch location during the third quarter of 2019 in Mt. Washington, Kentucky and added five branch locations associated with the May 2019 acquisition during the second quarter. Bancorp subsequently closed and sold three of the acquired branch locations in Louisville during the third and fourth quarters of 2019 due to their proximity to existing Bancorp branches. Offsetting the increase tied to banking center expansion was a lease accounting system forecast adjustment recorded in the first quarter of 2020.

Technology and communications expense include computer software amortization, equipment depreciation, debit and credit card processing expenses and expenditures related to investments in technology needed to maintain and improve the quality of customer delivery channels, information security and internal resources. Technology expense increased $240,000, or 14%, for the three month period ended March 31, 2020 as compared with the same period of 2019 consistent with expanding customer-facing software and system functionality, as well as increased licensing/maintenance expense.

Bancorp outsources processing for debit and credit card operations, which generate significant revenue for Bancorp. These expenses increase as transaction volume increases, offsetting a portion of corresponding revenue growth. Debit and credit card processing expense increased $69,000, or 12%, for the three month period ended March 31, 2020 compared with the same period of 2019 as a result of a steadily growing customer base and transaction volume.

Marketing and business development expenses include all costs associated with promoting Bancorp, community support, retaining customers and acquiring new business. Marketing and business development expenses decreased $65,000, or 10%, in the first quarter of 2020 as compared with the first quarter of 2019, attributed mainly to the timing of community support spending.

Postage, printing and supplies expenses increased $35,000, or 9%, for the three month period ended March 31, 2020, as compared with the same period of 2019, attributed to banking center and customer expansion over the past 12 months.

Legal and professional fees increased $89,000, or 17%, for the three month period ended March 31, 2020, compared to the same period of 2019, attributed mainly to consulting engagements associated with software implementation and vendor contract negotiations.

FDIC insurance decreased $109,000, or 46%, compared to the same period of 2019, as the last portion of the small institution credits issued last year were used in the first quarter of 2020. No FDIC insurance expense was recorded for the third and fourth quarters of 2019, as the national FDIC Reserve Ratio reached 1.38%, triggering the FDIC to release credits to small institutions (less than $10 billion in total consolidated assets). This change was announced in 2016 and it took approximately 3 years for the threshold to be met and the corresponding credits issued. FDIC insurance expense is expected to normalize in the second quarter of 2020 now that all of Bancorp’s credits have been depleted.

Tax credit partnerships generate federal income tax credits, and for each of Bancorp’s investments in tax credit partnerships, the tax benefit, net of related expenses, results in a positive effect on net income. Amounts of credits and corresponding expenses can vary widely depending upon timing and magnitude of the investments. Amortization expense associated with these investments decreased $16,000, or 31%, for the three months ended March 31, 2020 compared to the same period of 2019.

Capital and deposit based taxes increased $126,000, or 14%, for the three months ended March 31, 2020 compared to the same period in 2019 consistent with general balance sheet growth and the May 2019 acquisition.

Other non-interest expenses decreased $107,000, or 8%, for the three months ended March 31, 2020 as compared to the same period of 2019, primarily due to the following:

●

In accordance with ASC 326, Bancorp analyzed its unused lines of credit and recorded $375,000 in additional off-balance sheet exposure expense for the three months ended March 31, 2020. The increase related to changes in the mix of unused lines and underlying CECL model factors.

●	A bank-owned property was sold during the first quarter of 2020 that resulted in a $231,000 gain recorded as an off-set to non-interest expense.
●	For the three months ended March 31, 2019, an $80,000 contingent liability was recorded related to specific letter of credit exposure.

Income Tax Expense

A comparison of income tax expense and ETR follows:

	Three months ended March 31,
(dollars in thousands)	2020	2019	$ Change		% Change

Income before income tax expense	$15,482	$17,480	$(1,998)		(11)%
Income tax expense	2,250	1,839	411		22
Effective tax rate	14.5%	10.5%	400	bps	38

The increase in the ETR was primarily attributed to the following:

●	The first quarter of 2020 includes one fourth of the anticipated full year impact of a large historic tax credit project scheduled to be placed in service later in 2020.
●

Market volatility impacted both the cash surrender value of life insurance underlying a deferred compensation plan and the vesting of PSUs for the first quarter of 2020 compared to the same period in 2019.

●

In March 2019, the Kentucky Legislature passed HB354 requiring financial institutions to transition from a capital based franchise tax to the Kentucky corporate income tax beginning in 2021. Historically, the franchise tax, a component of non-interest expenses, was assessed at 1.1% of net capital and averaged $2.5 million annually over the prior two year-end periods. The Kentucky corporate income tax will be assessed at 5% of Kentucky taxable income and will be included as a component of current and deferred state income tax expense. Associated with this change, predominantly during the first quarter of 2019, Bancorp established a Kentucky state DTA related to existing temporary differences estimated to reverse after the effective date of the law change. Bancorp recorded a corresponding state tax benefit, net of federal tax impact of $1.3 million, or approximately $0.06 per diluted share for 2019. While this is positive in the short-term, Bancorp anticipates an unfavorable impact of approximately $200,000 per year beginning in 2021.

Bancorp invests in certain partnerships that yield federal income tax credits. Taken as a whole, the tax benefit of these investments exceeds amortization expense, resulting in a positive impact on net income. The timing and magnitude of these transactions may vary widely from time to time.

Financial Condition – March 31, 2020 Compared to December 31, 2019

Overview

Total assets increased $60 million, or 2%, to $3.8 billion at March 31, 2020, from $3.7 billion at December 31, 2019. In the first three months of 2020, increases in cash and cash equivalents, loans and other assets were offset by decreases in AFS debt securities and a significantly higher ACL resulting from the adoption of ASC 326.

Cash and cash equivalents increased $5 million, or 2%, representing normal period-to-period liquidity changes. Loans increased $92 million, or 3%, as a result of record first quarter loan production.  AFS debt securities decreased $25 million, or 5%, during the first three months of 2020, as a portion of maturing security cash flows were not reinvested but held in the form of short-term liquidity. This decline includes $8 million of market value appreciation in the portfolio, resulting in a $9 million net unrealized gain position at March 31, 2020 compared to a $1 million unrealized gain position at December 31, 2019.

Total liabilities increased $57 million, or 2%, to $3.4 billion as of March 31, 2020, from $3.3 billion as of December 31, 2019. The increase is attributed to record first quarter total deposit growth of $65 million, or 2%, which was partially offset by decreases in short and long-term borrowings.

For the three month period ending March 31, 2020, non-interest bearing demand deposits increased $48 million, or 6%, while interest bearing deposits increased $17 million, or 1%. FHLB advances decreased $11 million, or 13%, as Bancorp elected to pay down $10 million of advances without penalty based on the favorable interest rate environment.

Loans

Composition of loans, net of deferred fees and costs, by primary loan portfolio class follows:

(In thousands)	March 31, 2020	December 31, 2019	$ Change	% Change

Commercial real estate - non-owner occupied	$799,284	$746,283	$53,001	7%
Commercial real estate - owner occupied	476,534	474,329	2,205	0%
Total commercial real estate	1,275,818	1,220,612	55,206	5%

Commercial and industrial - term	535,325	457,298	78,027	17%
Commercial and industrial - lines of credit	348,543	381,502	(32,959)	-9%
Total commercial and industrial	883,868	838,800	45,068	5%

Residential real estate - owner occupied	219,221	217,606	1,615	1%
Residential real estate - non-owner occupied	134,734	134,995	(261)	0%
Total residential real estate	353,955	352,601	1,354	0%

Construction and land development	246,040	255,816	(9,776)	-4%
Home equity lines of credit	107,121	103,854	3,267	3%
Consumer	44,939	47,467	(2,528)	-5%
Leases	15,476	16,003	(527)	-3%
Credits cards - commercial	10,149	9,863	286	3%
Total loans (1)	$2,937,366	$2,845,016	$92,350	3%

(1) Total loans are presented inclusive of premiums, discounts, and net loan origination fees and costs

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

Bancorp occasionally enters into loan participation agreements with other banks to diversify credit risk. For certain participation loans sold, Bancorp has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their ownership share of the loan without permission from Bancorp. GAAP requires the participated portion of these loans to be recorded as secured borrowings. These participated loans are included in the C&I, C&D and CRE mortgage loan portfolio segments with a corresponding liability recorded in other liabilities. At March 31, 2020 and December 31, 2019, the total participated portion of loans of this nature totaled $6 million and $8 million.

Non-performing Loans and Assets

Bancorp has established procedures to assist us in maintaining the overall quality of its loan portfolio. Bancorp, similar to other financial institutions, is subject to the risk that its loan portfolio will be subject to increasing pressures from deteriorating borrower credit due to general economic conditions.

Information summarizing non-performing loans and assets follows:

(dollars in thousands)	March 31, 2020	December 31, 2019

Non-accrual loans	$4,235	$11,494
Troubled debt restructurings	52	34
Loans past due 90 days or more and still accruing	1,762	535

Total non-performing loans	6,049	12,063

Other real estate owned	493	493

Total non-performing assets	$6,542	$12,556

Non-performing loans to total loans	0.21%	0.42%
Non-performing assets to total assets	0.17%	0.34%

In total, non-performing assets as of March 31, 2020 were comprised of 30 loans, ranging in amount from $500 to $1.2 million, two accruing TDRs and foreclosed real estate held for sale. Foreclosed real estate held at March 31, 2020 and December 31, 2019 included a 1-4 family residential property and a CRE property.

Non-performing loans declined $6 million, or 50%, primarily due to a large C&I relationship that paid off due to sale of the business during the first quarter of 2020. The remaining activity in non-performing loans was also impacted by additions and removals of smaller credits to and from non-performing loans.

Delinquent loans decreased $2 million to $13 million at March 31, 2020 compared to December 31, 2019. Past due loans (consisting of all loans 30 days or more past due) to total loans were 0.44% at March 31, 2020 compared to 0.53% at December 31, 2019.

The following table presents the amortized cost basis of non-performing loans and the amortized cost basis of loans on non-accrual status for which there was no related ACL losses of March 31, 2020:

(In thousands)	March 31, 2020

Commercial real estate - non-owner occupied	$718
Commercial real estate - owner occupied	3,034
Total commercial real estate	3,752

Commercial and industrial - term	—
Commercial and industrial - lines of credit	—
Total commercial and industrial	—

Residential real estate - owner occupied	420
Residential real estate - non-owner occupied	63
Total residential real estate	483

Construction and land development	—
Home equity lines of credit	—
Consumer	—
Leases	—
Credit cards - commercial	—
Total non-accrual loans	$4,235

The following table presents the recorded investment in non-performing loan by loan portfolio class as of December 31, 2019:

(in thousands)	December 31, 2019

Commercial and industrial	$8,202
Construction and development, excluding undeveloped land	—
Undeveloped land	—

Real estate mortgage:
Commercial investment	740
Owner occupied commercial	2,278
1-4 family residential	123
Home equity - first lien	—
Home equity - junior lien	151
Subtotal: Real estate mortgage	3,292
Consumer	—

Total non-accrual loans	$11,494

Allowance for Credit Losses

The ACL is a valuation allowance for loans estimated at each balance sheet date in accordance with GAAP. When Bancorp deems all or a portion of a loan to be uncollectible, the appropriate amount is written off and the ACL is reduced by the same amount. Subsequent recoveries, if any, are credited to the ACL when received. See the footnote titled “Basis of Presentation and Summary of Significant Accounting Policies” for discussion of Bancorp’s ACL methodology on loans. Allocations of the ACL may be made for specific loans, but the entire allowance is available for any loan that, in Bancorp’s judgment, should be charged-off.

The following table sets forth the ACL by category of loan:

	March 31, 2020			December 31, 2019
(in thousands)	Allocated Allowance	% of Loan Portfolio	ACL to Loans	Allocated Allowance	% of Loan Portfolio	ACL to Loans

Commercial real estate - non-owner occupied	$13,435	27%	1.68%	$5,235	26%	0.70%
Commercial real estate - owner occupied	6,509	16%	1.37%	3,327	17%	0.70%
Total commercial real estate	19,944	43%	1.56%	8,562	43%	0.70%

Commercial and industrial - term	7,990	18%	1.49%	6,782	16%	1.48%
Commercial and industrial - lines of credit	3,866	12%	1.11%	5,657	13%	1.48%
Total commercial and industrial	11,856	30%	1.34%	12,439	29%	1.48%

Residential real estate - owner occupied	2,702	7%	1.23%	1,527	8%	0.70%
Residential real estate - non-owner occupied	1,419	5%	1.05%	947	5%	0.70%
Total residential real estate	4,121	12%	1.16%	2,474	12%	0.70%

Construction and land development	5,185	8%	2.11%	2,105	9%	0.82%
Home equity lines of credit	623	4%	0.58%	728	4%	0.70%
Consumer	198	2%	0.44%	100	2%	0.21%
Leases	159	1%	1.03%	237	1%	1.48%
Credit cards - commercial	57	0%	0.56%	146	0%	1.48%
Total net loan (charge-offs) recoveries	$42,143	100%	1.43%	$26,791	100%	0.94%

The ACL increased $15.4 million, or 57% from December 31, 2019 to March 31, 2020. Effective January 1, 2020, Bancorp began accounting for credit losses under ASC 326, or CECL. The adoption of this standard increased the opening balance for the ACL by $8.2 million with the offset to retained earnings. Also, on January 1, 2020, non-accretable yield marks of $1.6 million related to formerly classified PCI loans were reclassed between the amortized cost basis of loans and corresponding ACL. In addition to the CECL adoption, the first quarter 2020 ACL was significantly impacted by a model forecast adjustment discussed in detail below, as well as changes in the loan mix and a nominal impact from net charge-offs.

Bancorp measures expected credit losses of financial assets on a collective (pool) basis, when the financial assets share similar risk characteristics. Depending on the nature of the pool of financial assets with similar risk characteristics, Bancorp has measured its portfolio classes as follows:

Loan Portfolio Segment	ACL Methodology

Commercial real estate - non-owner occupied	Discounted cash flow
Commercial real estate - owner occupied	Discounted cash flow
Commercial and industrial - term	Static pool
Commercial and industrial - line of credit	Static pool
Residential real estate - owner occupied	Discounted cash flow
Residential real estate - non-owner occupied	Discounted cash flow
Construction and land development	Static pool
Home equity lines of credit	Static pool
Consumer	Static pool
Leases	Static pool
Credit cards - commercial	Static pool

For the above loan pools utilizing the DCF method, Bancorp utilized regression analysis of historical internal and peer data to identify a suitable loss driver to utilize when modeling lifetime probability of default and loss given default. The regression analysis was used to measure how the expected probability of default and loss given default would react to changes in forecasted levels of the loss driver. Based on this, management determined that the forecasted Seasonally Adjusted National Civilian Unemployment Rate best correlated to historical losses and would be utilized as its primary loss driver to be consistently applied across all applicable loan segments over a reasonable and supportable forecast period under its CECL model.

On January 1, 2020, management determined that four quarters represented a reasonable and supportable forecast period with reversion back to a historical loss rate over eight quarters on a straight-line basis. However, based on the uncertain magnitude and duration of the economic crisis caused by COVID-19, at March 31, 2020, Bancorp elected to forecast for only one quarter versus the four quarters used as of January 1, 2020 and modified its forecast to reflect a significant increase in national unemployment (utilizing the highest unemployment rate in the Company’s observed history) reverting back to the long-term average in the third quarter of 2020, with the loss driver remaining significantly worse compared to recent trends. The impact of the increased unemployment forecast was muted by a decline in qualitative factors attributed to the massive federal stimulus programs enacted at the end of the first quarter. The forecasted increase in unemployment coupled with the qualitative factor adjustments resulted in approximately $4.2 million, or 77%, of provision expense for the three months ended March 31, 2020.

The static pool methodology is utilized for the loan portfolio segments that typically have shorter durations. For each of these loan segments, Bancorp applies an expected loss ratio based on historical losses adjusted as appropriate for qualitative factors. Qualitative loss factors are based on management's judgment of company, market, industry or business specific data, changes in underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, non-performing and adversely rated loans, and reasonable and supportable forecasts of economic conditions.

Liquidity

The role of liquidity management is to ensure funds are available to meet depositors’ withdrawal and borrowers’ credit demands while at the same time maximizing profitability. This is accomplished by balancing changes in demand for funds with changes in supply of those funds. Liquidity is provided by short-term liquid assets that can be converted to cash, AFS debt securities, various lines of credit available to Bancorp, and the ability to attract funds from external sources, principally deposits. Management believes it has the ability to increase deposits at any time by offering rates slightly higher than market rate.

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

Bancorp’s most liquid assets are comprised of cash and due from banks, FFS and AFS debt securities. FFS and interest bearing deposits totaled $207 million and $203 million at March 31, 2020 and December 31, 2019. FFS normally have overnight maturities while interest bearing deposits in banks are accessible on demand. These investments are used for general daily liquidity purposes. The fair value of the AFS debt security portfolio was $446 million and $471 million at March 31, 2020 and December 31, 2019. The portfolio includes maturities of approximately $77 million expected over the next 12 months. Combined with FFS and interest bearing deposits from banks, these offer substantial resources to meet either loan growth or reductions in Bancorp’s deposit funding base. Bancorp pledges portions of its investment securities portfolio to secure public funds, cash balances of certain WM&T accounts and SSUAR. At March 31, 2020, total investment securities pledged for these purposes comprised 86% of the AFS debt securities portfolio, leaving approximately $62 million of unpledged AFS debt securities.

Bancorp has a large base of core customer deposits, defined as time deposits less than or equal to $250,000, demand, savings, money market deposit accounts and excluding brokered deposits. At March 31, 2020, such deposits totaled $3.1 billion and represented 97% of Bancorp’s total deposits, as compared with $3.0 billion, or 96% of total deposits at December 31, 2019. Because these core deposits are less volatile and are often tied to other products of Bancorp through long lasting relationships, they do not place undue pressure on liquidity. However, many of Bancorp’s individual depositors are currently maintaining historically high balances. These excess balances may be more sensitive to market rates, with potential decreases possibly straining Bancorp’s liquidity position.

As of March 31, 2020 and December 31, 2019, Bancorp had brokered deposits of $30 million.

Included in total deposit balances at March 31, 2020 is $225 million of public funds generally comprised of accounts from local government agencies and public school districts in the markets in which Bancorp operates. As a result of property tax collections in the latter part of each year, these accounts provide seasonal excess balances that originate with tax payments and decline leading into the subsequent tax season. While this excess liquidity is maintained in low-yielding short-term investments and consequently negatively impacts NIM, it has a positive impact on net interest income.

Bancorp is a member of the FHLB of Cincinnati. As a member of the FHLB, Bancorp has access to credit products of the FHLB. Bancorp views these borrowings as a potential low cost alternative to brokered deposits. At March 31, 2020 and December 31, 2019, available credit from the FHLB totaled $616 million and $599 million. See the footnote titled “FHLB Advances” for additional detail.  Additionally, Bancorp had unsecured available FFP lines with correspondent banks totaling $105 million at both March 31, 2020 and December 31, 2019.

Over the normal course of business, Bancorp enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through Bancorp’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of Bancorp’s liquidity.

Bancorp’s principal source of cash revenue is dividends paid to it as the sole shareholder of the Bank. As discussed in the footnote titled “Commitments and Contingent Liabilities,” as of January 1st of any year, the Bank may pay dividends in an amount equal to the Bank’s net income of the prior two years less any dividends paid for the same two years. At March 31, 2020, the Bank may pay an amount equal to $39 million in dividends to Bancorp without regulatory approval subject to ongoing capital requirements of the Bank.

Sources and Uses of Cash

Cash flow is provided primarily through financing activities of Bancorp, which include raising deposits and borrowing funds from institutional sources such as advances from FHLB and FFP, as well as scheduled loan repayments. These funds are primarily used to facilitate investment activities of Bancorp, which include making loans and purchasing securities for the investment portfolio. Another important source of cash is net income of the Bank from operating activities.  Regulatory approval is required for dividends exceeding these amounts. Prior to declaration of dividends, management considers the effect such payments will have on total stockholders’ equity and capital ratios. For further detail regarding the sources and uses of cash, see the “Consolidated Statements of Cash flows” in Bancorp’s consolidated financial statements.

Commitments

In the normal course of business, Bancorp is party to activities that contain credit, market and operational risk that are not reflected in whole or in part in Bancorp’s consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments, commitments under operating leases and long-term debt.

Bancorp provides customers with off-balance sheet credit support through loan commitments and standby letters of credit. Unused loan commitments decreased $58 million as of March 31, 2020 compared to December 31, 2019 consistent with the decline in future loan commitments.

Commitments to extend credit are an agreement to lend to a customer as long as collateral is available as agreed upon and there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bancorp uses the same credit and collateral policies in making commitments and conditional guarantees as for on-balance sheet instruments. Bancorp evaluates each customer’s creditworthiness on a case by case basis. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, securities, equipment and real estate. However, should the commitments be drawn upon and should our customers default on their resulting obligation to us, our maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those instruments.

At March 31, 2020 and December 31, 2019, Bancorp had accrued $4.2 million and $350,000 in other liabilities for its estimate of inherent risks related to unfunded credit commitments. In accordance with the adoption of ASC 326 on January 1, 2020, the Company’s ACL for off-balance sheet exposures was increased from $350,000 at December 31, 2019 to $3.9 million ($2.6 million net of the DTA) with the offset recorded to retained earnings on a tax-effected basis, with no impact on earnings. Also, Bancorp analyzed its unused lines of credit and recorded $375,000 in additional off-balance sheet exposure expense for the three months ended March 31, 2020. The increase related to changes in the mix of unused lines and underlying CECL model factors.

Standby letters of credit are conditional commitments issued by Bancorp to guarantee the performance of a customer to a third party beneficiary. Those guarantees are primarily issued to support commercial transactions. Standby letters of credit generally have maturities of one to two years.

In addition to owned banking facilities, Bancorp has entered into long-term leasing arrangements for certain branch facilities. Bancorp also has required future payments for a non-qualified defined benefit retirement plan, long-term debt and the maturity of time deposits.

See the footnote titled “Commitments and Contingent Liabilities” for additional detail.

Capital

At March 31, 2020, stockholders’ equity totaled $410 million, an increase of $3 million, or less than 1%, since December 31, 2019, as first quarter 2020 net income $13.2 million and the positive change in AOCI were offset by CECL related adjustments and dividends declared. AOCI consists of net unrealized gains or losses on AFS debt securities and hedging instruments, as well as a minimum pension liability, each net of income taxes. AOCI was $6 million at March 31, 2020 compared with $677,000 at December 31, 2019. The fluctuation in AOCI is reflective of the changing interest rate environment and the corresponding impact upon the valuation of Bancorp’s AFS debt securities portfolio. See the “Consolidated Statement of Changes in Stockholders’ Equity” for further detail of changes in equity.

In May 2019, Bancorp’s Board of Directors approved a share repurchase program authorizing the repurchase of 1 million shares, or approximately 4% of Bancorp’s total common shares outstanding at the time. The plan, which will expire in May 2021 unless otherwise extended or completed at an earlier date, does not obligate Bancorp to repurchase any specific dollar amount or number of shares prior to the plan’s expiration. During 2019, Bancorp repurchased 259,000 shares at a weighted average price per share of $35.46. In addition to a $28 million dividend to Bancorp during the second quarter of 2019 to consummate the 2019 acquisition, the Bank paid up an $18.5 million dividend during the third quarter of 2019 to support the share repurchase program. No shares were repurchased in 2020.

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

The following table sets forth consolidated Bancorp’s and the Bank’s risk based capital ratios:

	March 31,	December 31,
	2020	2019

Total risk-based capital(1)
Consolidated	12.75%	12.85%
Bank	12.14	12.20

Common equity tier 1 risk-based capital(1)
Consolidated	11.81	12.02
Bank	11.21	11.37

Tier 1 risk-based capital(1)
Consolidated	11.81	12.02
Bank	11.21	11.37

Leverage(2)
Consolidated	10.78	10.60
Bank	10.22	10.67

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

Banking regulators have categorized the Bank as well-capitalized. The regulations in accordance with Basel III define “well capitalized” as a 6.5% Common Equity Tier 1 Risk-Based Capital ratio, an 8.0% Tier 1 Risk-Based Capital ratio, a 10.0% Total Risk-Based Capital ratio and a 5.0% Tier 1 Leverage ratio.

Additionally, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, Bancorp and Bank must hold a capital conservation buffer composed of Common Equity Tier 1 Risk-Based Capital above their minimum risk-based capital requirements. The capital conservation buffer set forth by the Basel III regulatory capital framework was 2.5% of risk weighted assets above the minimum risk based capital ratio requirements at March 31, 2020 and December 31, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the full amount of the buffer will result in restrictions on Bancorp’s ability to make capital distributions, including dividend payments and stock repurchases, and to pay discretionary bonuses to executive officers. At March 31, 2020 and December 31, 2019, Bancorp’s and SYB’s risk based capital exceeded the required capital conservation buffer.

Bancorp continues to exceed the regulatory requirements for Total Risk Based Capital, Common Equity Tier I Risk Based Capital, Tier I Risk Based Capital and Tier I Leverage. Bancorp and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB and the FDIC, in addition to the Capital Conservation Buffer. There are no conditions or events since March 31, 2020 that management believes have changed Bancorp’s well-capitalized status.

As permitted by the interim final rule issued on March 27, 2020 by the federal banking regulatory agencies, Bancorp elected the option to delay the estimated impact on regulatory capital related to the adoption of ASC 326 “Financial Instruments – Credit Losses,” or CECL, which was effective January 1, 2020. The initial impact of adoption of ASC 326, as well as 25% of the quarterly increases in the ACL subsequent to adoption of ASC 326 (collectively the “transition adjustments”) were declared to be delayed for two years. After two years, the cumulative amount of the transition adjustments will become fixed and will be phased out of the regulatory capital calculations evenly over a three year period, with 75% recognized in year three, 50% recognized in year four and 25% recognized in year five. After five years, the temporary regulatory capital benefits will be fully reversed. Had Bancorp elected to not defer the regulatory capital impact of CECL, the post ASC 326 adoption capital ratios of Bancorp and the Bank would have exceeded the well-capitalized level.

Non-GAAP Financial Measures

The following table provides a reconciliation of total stockholders’ equity in accordance with GAAP to tangible stockholders’ equity, a non-GAAP disclosure. Bancorp provides the tangible book value per share, a non-GAAP measure, in addition to those defined by banking regulators, because of its widespread use by investors as a means to evaluate capital adequacy.

(in thousands, except per share data)	March 31, 2020	December 31, 2019

Total stockholders' equity - GAAP (a)	$409,702	$406,297
Less: Goodwill	(12,513)	(12,513)
Less: Core deposit intangible	(2,203)	(2,285)
Tangible common equity - Non-GAAP (c)	$394,986	$391,499

Total assets - GAAP (b)	$3,784,586	$3,724,197
Less: Goodwill	(12,513)	(12,513)
Less: Core deposit intangible	(2,203)	(2,285)
Tangible assets - Non-GAAP (d)	$3,769,870	$3,709,399

Total stockholders' equity to total assets - GAAP (a/b)	10.83%	10.91%
Tangible common equity to tangible assets - Non-GAAP (c/d)	10.48%	10.55%

Total shares outstanding (e)	22,665	22,604

Book value per share - GAAP (a/e)	$18.08	$17.97
Tangible common equity per share - Non-GAAP (c/e)	17.43	17.32

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

Item 1A.              Risk Factors.

FACTORS THAT MAY AFFECT FUTURE RESULTS

There have been no material changes in Bancorp’s risk factors from those disclosed in Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2019, with the exception of:

The ongoing COVID-19 pandemic and measures intended to prevent its spread have adversely impacted our business and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The COVID-19 pandemic has created and continues to create extensive disruptions to the global economy and to the lives of individuals throughout the world. Governments, businesses, and the public are taking unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including self-quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief. While the scope, duration, and full effects of COVID-19 are rapidly evolving and not fully known, the pandemic and related efforts to contain it have disrupted global economic activity, adversely affected the functioning of financial markets, impacted interest rates, increased economic and market uncertainty, and disrupted trade and supply chains. If these effects continue for a prolonged period, or result in sustained economic stress or recession, many of the risk factors identified in our 2019 Annual Report on Form-10-K could be exacerbated and such effects could have a material adverse impact on us in a number of ways related to credit, collateral, asset valuations, customer demand, funding, operations, interest rate risk, and human capital, as described in more detail below.

Credit Risk – Our risks of timely loan repayment and the value of collateral supporting the loans are affected by the strength of our borrower’s business. Concern about the spread of COVID-19 has caused and is likely to continue to cause business shutdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment, increased bankruptcies, elevated commercial property vacancy rates, reduced profitability, and overall economic and financial market instability, all of which may cause our customers to be unable to make scheduled loan payments.  With regard to unemployment, management utilizes the forecasted Seasonally Adjusted National Civilian Unemployment Rate as its primary loss driver within its ACL model. To this extent this forecast is adjusted upward by the FRB, Bancorp will incur additional provision for credit losses.

If the effects of COVID-19 result in widespread and sustained repayment shortfalls on loans in our portfolio, we could incur significant delinquencies, foreclosures and credit losses, particularly if the available collateral is insufficient to cover our exposure. The future effects of COVID-19 on economic activity could negatively affect the collateral values associated with our existing loans, the ability to liquidate the collateral securing our loans, our ability to maintain loan origination volume and to obtain additional financing, the future demand for or profitability of our lending and services, and the financial condition and credit risk of our customers. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making our business decisions or may result in a delay in our taking certain remediation actions, such as foreclosure. In addition, we have unfunded commitments to extend credit to customers. During a challenging economic environment like now, our customers are more dependent on our credit commitments and increased borrowings under these commitments could adversely impact our liquidity.

Interest Rate Risk – Our net interest income, lending activities, deposits and profitability could be negatively affected by volatility in interest rates caused by uncertainties stemming from COVID-19. In March 2020, the FRB lowered the target range for the federal funds rate to a range from 0 to 0.25 percent, citing concerns about the impact of COVID-19 on markets and stress in the energy sector. A prolonged period of extremely volatile and unstable market conditions could increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income and a decrease in current fair market values of our assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition.

Banking institutions have been planning for the transition away from LIBOR in advance of December 31, 2021, the date that LIBOR is generally expected to cease to exist. It remains unclear, however, whether the cessation of LIBOR will be delayed due to COVID-19 or what form any delay may take, and there are no assurances that there will be a delay. It is also unclear what the duration and severity of COVID-19 will be, and whether this will impact LIBOR transition planning. COVID-19 may also slow regulators’ and others’ efforts to develop and implement alternative reference rates, which could make LIBOR transition planning more difficult, particularly if the cessation of LIBOR is not delayed but alternatives do not develop.

Market Risk – Market disruption, whether or not caused directly by COVID-19, could lead to further declines in Bancorp’s stock price and cash flow projections leading to long-lived asset impairment, such as goodwill. While we stress test for various events, its model may not fully take into account a global pandemic event of COVID-19’s scope. Such risks could also result in other-than-temporary impairments and/or reduce other comprehensive income.

Income from WM&T constitutes approximately 50% of non-interest income. Trust AUM are expressed in terms of market value, and a significant portion of fee income is based upon those values. A large majority of WM&T fees are based on market values which generally fluctuate with overall capital markets. Volatile market conditions caused by COVID-19 could continue to reduce the value of AUM and/or cause clients to withdraw funds.

Operational Risk – The spread and the threat of the spread of COVID-19 has caused us to modify our business practices (including restricting employee travel, and developing work from home and social distancing plans for our employees), and Bancorp may take further actions, as may be required by government authorities, or as we determine are in the best interests of our employees, customers and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus. We rely on business processes and branch activity that largely depend on people and technology, including access to information technology systems, as well as information, applications, payment systems and other services provided by third parties.

The continuation of work-from-home measures also introduces additional operational risk, including increased cybersecurity risk. These cyber risks include greater phishing, malware, and other cybersecurity attacks, vulnerability to disruptions of our information technology infrastructure and telecommunications systems for remote operations, increased risk of unauthorized dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, greater risk of a security breach resulting in destruction or misuse of valuable information, and potential impairment of our ability to perform critical functions, including wiring funds, all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations and the operations of any impacted customers.

Moreover, we rely on many third parties in our business operations, including the appraisals of the real property collateral, vendors that supply essential services such as loan servicers, providers of financial information, systems and analytical tools and providers of electronic payment and settlement systems, and local and federal government agencies, offices, and courthouses. In light of the developing measures responding to the pandemic, many of these entities may limit the availability and access of their services. If the third-party service providers continue to have limited capacities for a prolonged period or if additional limitations or potential disruptions in these services materialize, it may negatively affect our operations.

Consumers affected by COVID-19 may continue to demonstrate changed behavior even after the crisis is over. For example, consumers may decrease discretionary spending on a permanent or long-term basis, certain industries may take longer to recover (particularly those that rely on travel or large gatherings) as consumers may be hesitant to return to full social interaction, and temporary closures of bank branches could result in consumers becoming more comfortable with technology and devaluing face-to-face interaction. Changes to business practices may be necessary to accommodate changing consumer behaviors.

The extent to which the COVID-19 outbreak impacts Bancorp’s business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, Bancorp may continue to experience materially adverse impacts to its business as a result of the virus’s global economic impact, including the availability of credit, adverse impacts on our liquidity and any recession that has occurred or may occur in the future.

There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the outbreak is highly uncertain and subject to change. Bancorp does not yet know the full extent of the impacts on its business, operations or the global economy as a whole. However, the effects could have a material impact on the Company’s results of operations and heighten many of its known risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows information relating to the repurchase of shares of common stock by Bancorp during the three months ended March 31, 2020.

	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Average price paid per share	Maximum number of shares that may yet be purchased under the plans or programs

January 1 - January 31	1,019	$40.86	—	$—
February 1 - February 29	—	—	—	—
March 1 - March 31	—	—	—	—

Total	1,019	$40.86	—	$—	741,196

(1)	Activity includes 1,019 shares of stock withheld to pay taxes due upon exercise of SARs and vesting of RSUs and PSUs.

Effective May 22, 2019, Bancorp’s Board of Directors approved a share repurchase program authorizing the repurchase of 1 million shares, or approximately 4% of Bancorp’s total common shares outstanding at the time. Stock repurchases are expected to be made from time to time on the open market or in privately negotiated transactions, subject to applicable securities laws. The plan, which will expire in May 2021 unless otherwise extended or completed at an earlier date, does not obligate the Company to repurchase any specific dollar amount or number of shares prior to the plan’s expiration. As of March 31, 2020, Bancorp had 741,196 shares that could be repurchased under its current share repurchase program.

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

101

The following materials from Stock Yards Bancorp Inc.’s Form 10-Q Report for the quarterly period ended March 31, 2020 formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104	The cover page from Stock Yards Bancorp Inc.’s Form 10-Q Report for the quarterly period ended March 31, 2020 formatted in inline XBRL and contained in Exhibit 101.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STOCK YARDS BANCORP, INC. (Registrant)

Date: May 8, 2020	By:	/s/ James A. Hillebrand
James A. Hillebrand
CEO (Principal Executive Officer)

Date: May 8, 2020		/s/ T. Clay Stinnett
T. Clay Stinnett, EVP, Treasurer and
CFO (Principal Financial Officer)