Form 10-Q
period 2020-06-30
Stock Yards Bancorp, Inc.
filed 2020-08-10
CIK 835324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

or

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

The number of shares outstanding of the registrant’s Common Stock, no par value, as of July 31, 2020, was 22,681,848.

GLOSSARY OF ABBREVIATIONS AND ACRONYMS

The acronyms and abbreviations identified in alphabetical order below are used throughout this Report on Form 10-Q:

Acronym or Term	Definition	Acronym or Term	Definition	Acronym or Term	Definition
ACH	Automatic Clearing House	ETR	Effective Tax Rate	NIM	Net Interest Margin (FTE)
AFS	Available for Sale	EVP	Executive Vice President	NPV	Net Present Value
APIC	Additional paid-in capital	FASB	Financial Accounting Standards Board	Net Interest Spread	Net Interest Spread (FTE)
ACL	Allowance for Credit Losses	FDIC	Federal Deposit Insurance Corporation	NM	Not Meaningful
AOCI	Accumulated Other Comprehensive Income	FFP	Federal Funds Purchased	OAEM	Other Assets Especially Mentioned
ASC	Accounting Standards Codification	FFS	Federal Funds Sold	OCI	Other Comprehensive Income
ASU	Accounting Standards Update	FFTR	Federal Funds Target Rate	OREO	Other Real Estate Owned
ATM	Automated Teller Machine	FHA	Federal Housing Authority	PPP	Paycheck Protection Program
AUM	Assets Under Management	FHC	Financial Holding Company	PV	Present Value
Bancorp / the Company	Stock Yards Bancorp, Inc.	FHLB	Federal Home Loan Bank of Cincinnati	PCD	Purchased with Credit Deteriorated
Bank / SYB	Stock Yards Bank & Trust Company	FHLMC	Federal Home Loan Mortgage Corporation	PCI	Purchased Credit Impaired
BOLI	Bank Owned Life Insurance	FICA	Federal Insurance Contributions Act	Prime	The Wall Street Journal Prime Interest Rate
BP	Basis Point - 1/100th of one percent	FNMA	Federal National Mortgage Association	Provision	Provision for Credit Losses
C&D	Construction and Development	FRB	Federal Reserve Bank	PSU	Performance Stock Unit
CARES Act	Coronavirus Aid, Relief and Economic Security Act	FTE	Fully Tax Equivalent	ROA	Return on Average Assets
C&I	Commercial and Industrial	GAAP	United States Generally Accepted Accounting Principles	ROE	Return on Average Equity
CD	Certificate of Deposit	GLB Act	Gramm-Leach-Bliley Act	RSA	Restricted Stock Award
CDI	Core Deposit Intangible	GNMA	Government National Mortgage Association	RSU	Restricted Stock Unit
CECL	Current Expected Credit Loss (ASC-326)	HB	House Bill	SAB	Staff Accounting Bulletin
CEO	Chief Executive Officer	HELOC	Home Equity Line of Credit	SAR	Stock Appreciation Right
CFO	Chief Financial Officer	ITM	Interactive Teller Machine	SEC	Securities and Exchange Commission
COVID-19	Coronavirus Disease - 2019	KBST	King Bancorp Statutory Trust I	SSUAR	Securities Sold Under Agreements to Repurchase
CRA	Community Reinvestment Act	KSB	King Bancorp, Inc. and King Southern Bank	SBA	Small Business Administration
CRE	Commercial Real Estate	LIBOR	London Interbank Offered Rate	TCE	Tangible Common Equity
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act	Loans	Loans and Leases	TDR	Troubled Debt Restructuring
DTA	Deferred Tax Asset	MBS	Mortgage Backed Securities	TPS	Trust Preferred Securities
DTL	Deferred Tax Liability	MSA	Metropolitan Statistical Area	VA	U.S. Department of Veterans Affairs
DCF	Discounted Cash Flow	MSRs	Mortgage Servicing Rights	WM&T	Wealth Management and Trust
EPS	Earnings Per Share	NASDAQ	The NASDAQ Stock Market, LLC

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

June 30, 2020 (unaudited) and December 31, 2019 (in thousands, except per share data)

	June 30,	December 31,
	2020	2019
Assets
Cash and due from banks	$46,362	$46,863
Federal funds sold and interest bearing due from banks	178,032	202,861
Total cash and cash equivalents	224,394	249,724

Mortgage loans held for sale	17,364	8,748
Available for sale debt securities (amortized cost of $472,797 in 2020 and $469,313 in 2019, respectively	485,249	470,738
Federal Home Loan Bank stock, at cost	11,284	11,284
Loans	3,464,077	2,845,016
Allowance for credit losses	47,708	26,791
Net loans	3,416,369	2,818,225

Premises and equipment, net	56,832	58,618
Bank owned life insurance	32,912	32,557
Accrued interest receivable	13,535	8,534
Goodwill	12,513	12,513
Core deposit intangible	2,122	2,285
Other assets	61,959	50,971
Total assets	$4,334,533	$3,724,197

Liabilities
Deposits:
Non-interest bearing	$1,205,253	$810,475
Interest bearing	2,521,903	2,323,463
Total deposits	3,727,156	3,133,938

Securities sold under agreements to repurchase	42,722	31,895
Federal funds purchased	8,401	10,887
Federal Home Loan Bank advances	61,432	79,953
Accrued interest payable	471	640
Other liabilities	74,120	60,587
Total liabilities	3,914,302	3,317,900

Commitments and contingent liabilities (Footnote 10)	—	—

Stockholders’ equity
Preferred stock, no par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value. Authorized 40,000,000 shares; issued and outstanding 22,667,000 and 22,604,000 shares in 2020 and 2019, respectively	36,415	36,207
Additional paid-in capital	39,425	35,714
Retained earnings	335,575	333,699
Accumulated other comprehensive income	8,816	677
Total stockholders’ equity	420,231	406,297
Total liabilities and stockholders’ equity	$4,334,533	$3,724,197

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

For the three and six months ended June 30, 2020 and 2019 (in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Interest income:
Loans, including fees	$34,099	$33,447	$67,848	$65,018
Federal funds sold and interest bearing due from banks	88	830	619	1,563
Mortgage loans held for sale	125	43	186	80
Securities available for sale:
Taxable	2,136	2,546	4,602	5,114
Tax-exempt	58	130	133	277
Total interest income	36,506	36,996	73,388	72,052
Interest expense:
Deposits	2,607	5,652	6,569	10,718
Securities sold under agreements to repurchase	8	28	24	53
Federal funds purchased and other short-term borrowing	2	64	31	124
Federal Home Loan Bank advances	361	424	790	645
Subordinated debentures	—	26	—	26
Total interest expense	2,978	6,194	7,414	11,566
Net interest income	33,528	30,802	65,974	60,486
Provision for credit losses	5,550	—	11,100	600
Net interest income after provision	27,978	30,802	54,874	59,886
Non-interest income:
Wealth management and trust services	5,726	5,662	11,944	11,101
Deposit service charges	800	1,260	2,083	2,438
Debit and credit card income	2,063	2,168	4,043	3,912
Treasury management fees	1,249	1,202	2,533	2,359
Mortgage banking income	1,622	760	2,468	1,210
Net investment product sales commissions and fees	391	364	857	720
Bank owned life insurance	176	184	355	362
Other	595	624	875	1,130
Total non-interest income	12,622	12,224	25,158	23,232
Non-interest expenses:
Compensation	11,763	12,715	23,996	24,516
Employee benefits	2,871	2,807	6,038	5,362
Net occupancy and equipment	2,089	1,967	3,970	3,816
Technology and communication	1,947	1,848	3,960	3,621
Debit and credit card processing	603	631	1,259	1,218
Marketing and business development	465	903	1,025	1,528
Postage, printing and supplies	442	410	883	816
Legal and professional	628	1,523	1,251	2,057
FDIC insurance	330	248	459	486
Amortization of investments in tax credit partnerships	53	52	89	104
Capital and deposit based taxes	1,225	967	2,255	1,871
Credit loss expense for off-balance sheet exposures	1,475	-	1,850	-
Other	993	1,382	1,799	2,670
Total non-interest expenses	24,884	25,453	48,834	48,065
Income before income tax expense	15,716	17,573	31,198	35,053
Income tax expense	2,348	1,030	4,598	2,869
Net income	$13,368	$16,543	$26,600	$32,184
Net income per share, basic	$0.59	$0.73	$1.18	$1.42
Net income per share, diluted	$0.59	$0.72	$1.17	$1.40
Weighted average outstanding shares:
Basic	22,560	22,689	22,538	22,675
Diluted	22,739	22,949	22,737	22,948

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

For the three and six months ended June 30, 2020 and 2019 (in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$13,368	$16,543	$26,600	$32,184
Other comprehensive income:
Change in unrealized gain on AFS debt securities	3,086	5,021	11,027	8,446
Change in fair value of derivatives used in cash flow hedge	28	(321)	(318)	(530)
Total other comprehensive income, before income tax expense	3,114	4,700	10,709	7,916
Tax effect	750	1,121	2,570	1,708
Total other comprehensive income, net of tax	2,364	3,579	8,139	6,208
Comprehensive income	$15,732	$20,122	$34,739	$38,392

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

For the three and six months ended June 30, 2020 and 2019 (in thousands, except per share data)

					Accumulated
	Common stock		Additional		other	Total
	Shares		paid-in	Retained	comprehensive	stockholders'
	outstanding	Amount	capital	earnings	income (loss)	equity

Balance, January 1, 2019	22,749	$36,689	$36,797	$298,156	$(5,142)	$366,500

Activity for three months ended March 31, 2019:
Net income	—	—	—	15,641	—	15,641
Other comprehensive income	—	—	—	—	2,629	2,629
Stock compensation expense	—	—	863	—	—	863
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations	74	245	2,254	(4,452)	—	(1,953)
Cash dividends declared, $0.25 per share	—	—	—	(5,686)	—	(5,686)

Balance, March 31, 2019	22,823	$36,934	$39,914	$303,659	$(2,513)	$377,994

Activity for three months ended June 30, 2019:

Net income	—	—	—	16,543	—	16,543
Other comprehensive income	—	—	—	—	3,579	3,579
Stock compensation expense	—	—	993	—	—	993
Common stock repurchased	(107)	(357)	(3,308)	—	—	(3,665)
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations	5	19	182	(363)	—	(162)
Cash dividends declared, $0.26 per share	—	—	—	(5,917)	—	(5,917)
Shares cancelled	—	—	(5)	5	—	—

Balance, June 30, 2019	22,721	$36,596	$37,776	$313,927	$1,066	$389,365

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

For the three and six months ended June 30, 2020 and 2019 (in thousands, except per share data)

					Accumulated
	Common stock		Additional		other	Total
	Shares		paid-in	Retained	comprehensive	stockholders'
	outstanding	Amount	capital	earnings	income	Total

Balance, January 1, 2020	22,604	$36,207	$35,714	$333,699	$677	$406,297

Activity for three months ended March 31, 2020:
Impact of adoption of ASC 326	—	—	—	(8,823)	—	(8,823)
Net income	—	—	—	13,232	—	13,232
Other comprehensive income	—	—	—	—	5,775	5,775
Stock compensation expense	—	—	817	—	—	817
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations	62	203	1,858	(3,546)	—	(1,485)
Cash dividends declared, $0.27 per share	—	—	—	(6,111)	—	(6,111)
Shares cancelled	(1)	(2)	(22)	24	—	—

Balance, March 31, 2020	22,665	$36,408	$38,367	$328,475	$6,452	$409,702

Activity for three months ended June 30, 2020:
Net income	—	—	—	13,368	—	13,368
Other comprehensive income	—	—	—	—	2,364	2,364
Stock compensation expense	—	—	976	—	—	976
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations	2	8	96	(163)	—	(59)
Cash dividends declared, $0.27 per share	—	—	—	(6,120)	—	(6,120)
Shares cancelled	—	(1)	(14)	15	—	—
Balance, June 30, 2020	22,667	$36,415	$39,425	$335,575	$8,816	$420,231

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

For the six months ended June 30, 2020 and 2019 (in thousands)

	2020	2019
Operating activities:
Net income	$26,600	$32,184
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	11,100	600
Depreciation, amortization and accretion, net	2,815	1,679
Deferred income tax benefit	(1,947)	(3,959)
Gain on sales of mortgage loans held for sale	(2,593)	(719)
Origination of mortgage loans held for sale	(103,509)	(38,081)
Proceeds from sale of mortgage loans held for sale	97,486	36,553
Bank owned life insurance income	(355)	(362)
(Gain)/loss on the disposal of premises and equipment	(209)	6
Gain on the sale of other real estate owned	—	(63)
Stock compensation expense	1,793	1,856
Excess tax (benefit) expense from share-based compensation arrangements	3	(392)
Net change in accrued interest receivable and other assets	(14,245)	(3,429)
Net change in accrued interest payable and other liabilities	11,741	(3,974)
Net cash provided by operating activities	28,680	21,899
Investing activities:
Purchases of available for sale debt securities	(192,713)	(373,761)
Proceeds from sales of acquired available for sale debt securities	—	12,427
Proceeds from maturities and paydowns of available for sale debt securities	189,047	396,367
Proceeds from redemption of Federal Home Loan Bank stock	—	591
Proceeds from redemption of Federal Reserve Bank stock	—	490
Proceeds from redemption of interest bearing due from banks	—	1,761
Net change in traditional loans	12,616	(49,280)
Net change in PPP loans	(630,082)	—
Purchases of premises and equipment	(2,526)	(3,321)
Proceeds from disposal of premises and equipment	1,222	45
Proceeds from surrender of acquired bank owned life insurance	—	3,431
Proceeds from bank owned life insurance mortality benefit	—	909
Other investment activities	(646)	(1,532)
Proceeds from sales of other real estate owned	—	868
Cash for acquisition, net of cash acquired	—	(24,684)
Net cash used in investing activities	(623,082)	(35,689)
Financing activities:
Net change in deposits	593,179	(36,464)
Net change in securities sold under agreements to repurchase and federal funds purchased	8,341	(2,086)
Proceeds from Federal Home Loan Bank advances	60,000	60,000
Repayments of Federal Home Loan Bank advances	(78,629)	(67,250)
Repayment of acquired bank holding company line of credit	—	(2,300)
Redemption of acquired bank subordinated debentures	—	(3,609)
Repurchase of common stock	—	(3,665)
Share repurchases related to compensation plans	(1,544)	(2,115)
Cash dividends paid	(12,275)	(11,621)
Net cash provided by (used in) financing activities	569,072	(69,110)
Net change in cash and cash equivalents	(25,330)	(82,900)
Cash and cash equivalents at beginning of period	249,724	198,939
Cash and cash equivalents at end of period	$224,394	$116,039

(continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (continued)

For the six months ended June 30, 2020 and 2019 (in thousands)

	2020	2019
Supplemental cash flow information:
Interest paid	$7,583	$5,382
Income taxes paid, net of refunds	418	11,320
Cash paid for operating lease liabilities	790	694
Supplemental non-cash activity:
Unfunded commitments in tax credit investments	$5,503	$3,477
Initial recognition of right-of-use lease assets	—	16,747
Initial recognition operating lease liabilities	—	18,067
Loans transferred to OREO	—	—

Liabilities assumed in conjunction with acquisition
Fair value of assets acquired	$—	$204,613
Cash paid in acquisition	—	28,000
Liabilities assumed	$—	$176,613

See accompanying notes to unaudited consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)	Basis of Presentation and Summary of Significant Accounting Policies

Nature of Operations – Stock Yards Bancorp, Inc. (“Bancorp” or “the Company”) is a FHC headquartered in Louisville, Kentucky. The accompanying consolidated financial statements include the accounts of its wholly owned subsidiary, SYB (“the Bank). Established in 1904, SYB is a state-chartered non-member financial institution that provides services in the Louisville, Kentucky, Indianapolis, Indiana and Cincinnati, Ohio MSAs through 42 full service banking center locations.

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

WM&T provides custom-tailored financial planning, investment management, company retirement plan management, retirement planning, trust and estate services in all markets in which Bancorp operates. The magnitude of WM&T revenue distinguishes Bancorp from other community banks of similar asset size.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Intercompany transactions have been eliminated. These condensed consolidated financial statements should be read in conjunction with Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2019. Operating results for the three and six month periods ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

Critical Accounting Policies and Estimates – Certain accounting estimates are important to the portrayal of Bancorp’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy, including pandemic-related changes, and changes in the financial condition of borrowers.

Bancorp’s accounting policies are fundamental to understanding management’s discussion and analysis of our results of operations and financial condition. At December 31, 2019, the significant accounting policy considered the most critical in preparing Bancorp’s consolidated financial statements is the determination of the ACL on loans. See the section titled “Critical Accounting Policies and Estimates” in Bancorp’s 2019 Annual Report on Form 10-K for additional detail.

On January 1, 2020, Bancorp adopted ASC 326 “Financial Instruments – Credit Losses,” which created material changes to Bancorp’s existing critical accounting policy that existed at December 31, 2019. Effective January 1, 2020 through June 30, 2020, the significant accounting policy considered the most critical in preparing Bancorp’s consolidated financial statements is the determination of the ACL on loans.

The ACL on loans is established through credit loss expense charged to current earnings. The amount maintained in the ACL reflects management’s estimate of the net amount not expected to be collected on the loan portfolio at the balance sheet date. The ACL is comprised of specific reserves assigned to certain loans that do not share general risk characteristics and general reserves on pools of loans that do share general risk characteristics. Factors contributing to the determination of specific reserves include the creditworthiness of the borrower and more specifically, changes in the expected future receipt of principal and interest payments and/or in the value of pledged collateral. A reserve is recorded when the carrying amount of the loan exceeds the discounted estimated cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral-dependent loans. For purposes of establishing the general reserve, Bancorp stratifies the loan portfolio into homogeneous groups of loans that possess similar loss potential characteristics and calculates the net amount expected to be collected over the life of the loans to estimate the credit losses in the loan portfolio. Bancorp’s methodologies for estimating the ACL on loans consider available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts.

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

Debt Securities – Bancorp determines the classification of debt securities at the time of purchase. Debt securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost. Debt securities not classified as held to maturity are classified as AFS and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in AOCI, net of tax. All debt securities were classified as AFS at June 30, 2020 and December 31, 2019.

Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific-identification method. Amortization of premiums and discounts are recognized in interest income over the period to maturity using the interest method, except for premiums on callable debt securities, which are amortized to their earliest call date.

Bancorp has made a policy election to exclude accrued interest from the amortized cost basis of debt securities and reports accrued interest separately in the consolidated balance sheets. A debt security is placed on non-accrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on non-accrual is reversed against interest income. There was no accrued interest related to AFS debt securities reversed against interest income for the three and six-month periods ended June 30, 2020 and 2019.

ACL – AFSDebt Securities – For AFS debt securities in an unrealized loss position, Bancorp evaluates the securities to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or non-credit related factors. Any impairment that is not credit-related is recognized in AOCI, net of tax. Credit-related impairment is recognized as an a ACL on AFS debt securities on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Accrued interest receivable is excluded from the estimate of credit losses. Both the ACL and the adjustment to net income may be reversed if conditions change. However, if Bancorp intends to sell an impaired AFS debt security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount would be recognized in earnings with a corresponding adjustment to the security’s amortized cost basis. Because the security’s amortized cost basis is adjusted to fair value, there is no ACL in this situation.

In evaluating AFS debt securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, Bancorp considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition, among other factors. There were no credit related factors underlying unrealized losses on AFS debt securities at June 30, 2020 and December 31, 2019.

Changes in the ACL on AFS debt securities are recorded as expense. Losses are charged against the ACL when management believes the uncollectability of an AFS debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Loans – Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost basis, which is the unpaid principal balance outstanding, net of unearned income, deferred loan fees and costs, premiums and discounts associated with acquisition date fair value adjustments on acquired loans and any direct partial charge-offs. Bancorp has made a policy election to exclude accrued interest from the amortized cost basis of loans and report accrued interest separately from the related loan balance in the consolidated balance sheets.

Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income over the remaining life of the loan without anticipating prepayments.

Loans are considered past due or delinquent when the contractual principal and/or interest due in accordance with the terms of the loan agreement or any portion thereof remains unpaid after the due date of the scheduled payment. Loans are classified as non-accrual when, in the opinion of management, collection of principal or interest is doubtful. The accrual of interest income on loans is typically discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection, or if full collection of interest or principal becomes uncertain. Consumer loans are typically charged off no later than 120 days past due. All interest accrued but not received for a loan placed on non-accrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Under the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero. Under the cash-basis method, interest income is recorded when the payment is received in cash. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Acquired loans are recorded at fair value at the date of acquisition based on a DCF methodology that considers various factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and a discount rate reflecting Bancorp’s assessment of risk inherent in the cash flow estimates. Certain larger purchased loans are individually evaluated while certain purchased loans are grouped together according to similar risk characteristics and are treated in aggregate when applying various valuation techniques. These cash flow evaluations are inherently subjective, as they require material estimates, all of which may be susceptible to significant change.

Prior to January 1, 2020, loans acquired in a business combination that had evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that Bancorp would be unable to collect all contractually required payments receivable were considered PCI. PCI loans were individually evaluated and recorded at fair value at the date of acquisition with no initial ACL based on a DCF methodology that considered various factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and a discount rate reflecting Bancorp’s assessment of risk inherent in the cash flow estimates. The difference between the DCFs expected at acquisition and the investment in the loan, or the “accretable yield,” was recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the DCFs expected at acquisition, or the “non-accretable difference,” were not recognized on the balance sheet and did not result in any yield adjustments, loss accruals or valuation allowances. Increases in expected cash flows, including prepayments, subsequent to the initial investment were recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows were recognized as impairment. ACLs on PCI loans reflected only losses incurred post-acquisition (meaning the PV of all cash flows expected at acquisition that ultimately were not to be received).

Subsequent to January 1, 2020, loans acquired in a business combination that have experienced more-than-insignificant deterioration in credit quality since origination are considered PCD loans. At the acquisition date, an estimate of expected credit losses is made for groups of PCD loans with similar risk characteristics and individual PCD loans without similar risk characteristics. This initial ACL is allocated to individual PCD loans and added to the purchase price or acquisition date fair values to establish the initial amortized cost basis of the PCD loans. As the initial ACL is added to the purchase price, there is no credit loss expense recognized upon acquisition of a PCD loan. Any difference between the unpaid principal balance of PCD loans and the amortized cost basis is considered to relate to non-credit factors and results in a discount or premium. Discounts and premiums are recognized through interest income on a level-yield method over the life of the loans. Approximately $1.6 million in PCI loans were converted to PCD on January 1, 2020.

For acquired loans not deemed PCD at acquisition, the differences between the initial fair value and the unpaid principal balance are recognized as interest income on a level-yield basis over the lives of the related loans. At the acquisition date, an initial ACL on loans is estimated and recorded as credit loss expense.

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

Expected credit losses are reflected in the ACL through a charge to provision. When Bancorp deems all or a portion of a financial asset to be uncollectible, the appropriate amount is written-off and the ACL is reduced by the same amount. Bancorp applies judgment to determine when a financial asset is deemed uncollectible; however, generally speaking, an asset will be considered uncollectible no later than when all efforts at collection have been exhausted and the collateral, if any, has been liquidated. Subsequent recoveries, if any, are credited to the ACL when received.

Bancorp’s methodologies for estimating the ACL consider available relevant information about the collectability of cash flows, including information about past events, current conditions and reasonable and supportable forecasts. The methodologies apply historical loss information, adjusted for asset-specific characteristics, economic conditions at the measurement date, and forecasts about future economic conditions expected to exist through the contractual lives of the financial assets that are reasonable and supportable, to the identified pools of financial assets with similar risk characteristics for which the historical loss experience was observed. Bancorp’s methodologies may revert to historical loss information on a straight-line basis over a number quarters when it can no longer develop reasonable and supportable forecasts.

Loans are predominantly segmented by FDIC Call Report Codes into loan pools that have similar risk characteristics, similar collateral type and are assumed to pose consistent risk of loss to Bancorp. Bancorp has identified the following pools of financial assets with similar risk characteristics for measuring expected credit losses:

Commercial real estate – owner occupied – Includes non-farm non-residential real estate loans for a variety of commercial property types and purposes, and is typically secured by commercial office or industrial buildings, warehouses or retail buildings where the owner of the building occupies the property. The primary source of repayment is the cash flow from the ongoing operations and activities conducted by the party (or affiliate) who owns the property. Repayment terms vary considerably; interest rates are fixed or variable and are structured for full, partial, or no amortization of principal.

Commercial real estate – non-owner occupied – Includes investment real estate loans secured by similar collateral as above. The primary source of income for this loan type is typically rental income associated with the property. These loans generally involve a greater degree of credit risk, as these borrowers are more sensitive to adverse economic conditions. This category also includes apartment or multifamily residential buildings (secured by five or more dwelling units).

Construction and land development — Consists of loans to finance the ground up construction, improvement and/or carrying for sale after the completion of construction of owner occupied and non-owner occupied residential and commercial properties and loans secured by raw or improved land. The repayment of C&D loans is generally dependent upon the successful completion of the improvements by the builder for the end user, the leasing of the property, or sale of the property to a third party. Repayment of land secured loans are dependent upon the successful development and sale of the property, the sale of the land as is, or the outside cash flow of the owners to support the retirement of the debt. Bancorp’s construction loans may convert to real estate-secured once construction is completed or principal amortization payments begin, assuming the borrower retains financing with the Bank.

Commercial and Industrial — Represents loans for C&I purposes to sole proprietorships, partnerships, corporations and other business enterprises, where secured (other than those that meet the definition of a “loan secured by real estate”) or unsecured, single payment or installment. This category includes loans originated for financing capital expenditures, non-real estate loans guaranteed by the SBA and non-real estate related construction loans in addition to loans secured by accounts receivable, inventory and other business assets such as equipment. Bancorp originates these loans for a variety of purposes across a various industries. This category also includes loans to commercial banks in the U.S. This portfolio has been segregated between term loans and revolving lines of credits based on the varied characteristics of these individual loan structures.

Residential real estate — Includes non-revolving (closed-end) first and junior liens secured by residential real estate primarily in Bancorp’s market areas. This portfolio has been segregated between owner occupied and non-owner occupied status, as the investment nature of the latter poses additional credit risks to Bancorp.

Home equity lines of credit – Similar to the above, however these are revolving (open-ended) lines of credit that predominantly represent junior liens.

Consumer — Represents loans to individuals for household, family and other personal expenditures that may be secured or unsecured. This includes pre-arranged overdraft plans, secured automobile loans and other consumer-purposed loans.

Leases — Represents a variety of leasing options to businesses to acquire equipment.

Commercial Credit Cards — Represents revolving loans to businesses to manage operating cash flows.

Bancorp measures expected credit losses for its loan portfolio segments as follows:

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

Discounted Cash flowMethod – The DCF methodology is used to develop cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speeds, curtailments, time to recovery, probability of default and loss given default. The modeling of expected prepayment speeds, curtailment rates and time to recovery are based on historical internal data.

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

Static Pool Method – The static pool methodology is utilized for the loan portfolio segments that typically have shorter durations. For each of these loan segments, Bancorp applies an expected loss ratio based on historical losses adjusted as appropriate for qualitative factors. Qualitative loss factors are based on management's judgment of company, market, industry or business specific data, changes in underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, non-performing and adversely rated loans and reasonable and supportable forecasts of economic conditions.

Collateral Dependent Loans – Loans that do not share risk characteristics are evaluated on an individual basis. For collateral dependent loans where Bancorp has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and Bancorp expects repayment of the financial asset to be provided substantially through the operation of the business or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. When repayment is expected to be from the operation of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the financial asset exceeds the NPV of expected cash flows from the operation of the collateral. When repayment is expected to be from the sale of the collateral, expected credit losses are calculated as the amount by which the amortized costs basis of the financial asset exceeds the fair value of the underlying collateral less estimated cost to sell. The ACL may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of loan. Bancorp’s estimate of the ACL reflects losses expected over the remaining contractual life of the loan and the contractual term does not consider extensions, renewals or modifications.

A loan that has been modified or renewed is considered a TDR when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made for the borrower's benefit that would not otherwise be considered for a borrower or transaction with similar credit risk characteristics. TDRs are evaluated individually to determine the required ACL. TDRs performing in accordance with their modified contractual terms for a reasonable period may be included in Bancorp’s existing pools based on the underlying risk characteristics of the loan to measure the ACL.

Off-Balance Sheet Credit Exposures – Financial instruments include off-balance sheet credit instruments, such as commitments to originate loans and commercial letters of credit issued to meet customer-financing needs. Bancorp’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for off-balance sheet loan commitments is represented by the contractual amount of those instruments. Such financial instruments are recorded when they are funded.

Bancorp records an ACL on off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable, through a charge to credit loss expense for off-balance sheet credit exposures included in other non-interest expense in Bancorp’s consolidated statements of income. The ACL on off-balance sheet credit exposures is estimated by loan portfolio segment at each balance sheet date under the current CECL model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur and is included in other liabilities on Bancorp’s consolidated balance sheets.

Recently Adopted Accounting Standards – Bancorp adopted ASC 326, “Financial Instruments – Credit Losses,” on January 1, 2020 using the modified retrospective approach. Results for the periods subsequent to January 1, 2020 are presented under ASC 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP. Bancorp recorded a net reduction of retained earnings of $8.8 million upon adoption. The transition adjustment included an increase in the ACL on loans of $8.2 million and an increase in the ACL on off-balance sheet credit exposures of $3.5 million, net of the total corresponding DTA increase of $2.9 million.

Bancorp adopted ASC 326 using the prospective transition approach for loans purchased with PCD that were previously classified as PCI and accounted for under ASC 310-30. In accordance with the standard, management did not reassess whether PCI loans met the criteria of PCD loans as of the adoption date. On January 1, 2020, non-accretable yield marks of $1.6 million related to formerly classified PCI loans were reclassified between the amortized cost basis of loans and corresponding ACL.

The following table summarizes the impact of the adoption of ASC 326:

	January 1, 2020
(in thousands)	As reported under ASC 326	Pre-ASC 326 Adoption	Impact of Adoption (1)

Allowance for credit losses on loans:

Commercial real estate - non-owner occupied	$8,333	$5,235	$3,098
Commercial real estate - owner occupied	6,219	3,327	2,892
Total commercial real estate	14,552	8,562	5,990

Commercial and industrial - term	7,147	6,782	365
Commercial and industrial - line of credit	4,129	5,657	(1,528)
Total commercial and industrial	11,276	12,439	(1,163)

Residential real estate - owner occupied	2,713	1,527	1,186
Residential real estate - non-owner occupied	1,376	947	429
Total residential real estate	4,089	2,474	1,615

Construction and land development	5,161	2,105	3,056
Home equity lines of credit	842	728	114
Consumer	398	100	298
Leases	233	237	(4)
Credit cards - commercial	96	146	(50)
Total allowance for credit losses on loans	$36,647	$26,791	$9,856

Total allowance for credit losses on off-balance sheet exposures	$3,850	$350	$3,500

(1)

– The impact of the ASC 326 adoption on the ACL on loans reflects $8.2 million related to the transition from the incurred loss ACL model to the CECL ACL model and $1.6 million related to the transition from PCI to PCD methodology as defined in the standard.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): “Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” The amendments in this update modify the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The update is effective for interim and annual periods in fiscal years beginning after December 15, 2019, with early adoption permitted for the removed disclosures and delayed adoption until the fiscal year 2020 permitted for the new disclosures. The removed and modified disclosures will be adopted on a retrospective basis, and the new disclosures will be adopted on a prospective basis. The adoption did not have a material effect on Bancorp’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment.” This ASU simplifies the accounting for goodwill impairment by requiring impairment charges to be based on the first step in the previous two-step impairment test. Under the new guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standard eliminates the prior requirement to calculate a goodwill impairment charge using Step 2, which requires an entity to calculate any impairment charge by comparing the implied fair value of goodwill with its carrying amount. ASU 2017-04 was effective for Bancorp on January 1, 2020 and it did not have a material impact on Bancorp’s financial statements.

In August 2018, the FASB issued ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by these amendments. ASU 2018-15 was effective for Bancorp on January 1, 2020 and did not have a material impact on Bancorp’s financial statements.

In March 2020, interagency guidance was issued regarding loan modifications and reporting for financial institutions working with customers affected by COVID-19. The interagency statement was effective immediately and affected accounting for loan modifications. Under ASC 310-40, “Receivables – Troubled Debt Restructurings by Creditors,” a restructuring of debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to such relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as full payment and principal only deferrals. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program was implemented. This interagency guidance in addition to deferral guidance included in the CARES Act could have a material impact on Bancorp’s financial statements; however, this impact cannot be quantified at this time.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): “Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The amendments in this update provide optional guidance for a limited period to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. It provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2022. Bancorp is currently evaluating the impact of this ASU on Bancorp’s consolidated financial statements.

Accounting Standards Updates – Generally, if an issued but not yet effective ASU with an expected immaterial impact to Bancorp has been disclosed in prior SEC filings, it will not be re-disclosed.

In April 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Financial Instruments - Credit Losses (ASC 326), Derivatives and Hedging (ASC 815), and Financial Instruments (ASC 825).” The amendments in the ASU improve the Codification by eliminating inconsistencies and providing clarifications. The amended guidance in this ASU related to the credit losses will be effective for Bancorp’s for fiscal years and interim periods beginning after December 15, 2022. Bancorp is currently evaluating the impact of the ASU on the Company’s consolidated financial statements.

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

	May 1, 2019
	As Recorded	Fair Value		Recast		As Recorded
(in thousands)	by KSB	Adjustments (1)		Adjustments		by Bancorp
Assets acquired:

Cash and due from banks	$3,316	$—		$—		$3,316
Interest bearing due from banks	1,761	—		—		1,761
Available for sale debt securities	12,404	23	a	—		12,427
Federal Home Loan Bank stock, at cost	1,517	—		—		1,517
Federal Reserve Bank stock, at cost	490	—		—		490
Loans	165,744	(1,597)	b	(118)	b	164,029
Allowance for credit losses	(1,812)	1,812	b	—		—
Net loans	163,932	215		(118)		164,029
Premises and equipment, net	4,358	(1,328)	c	431	c	3,461
Bank owned life insurance	3,431	—		—		3,431
Core deposit intangible	—	1,519	d	—		1,519
Other real estate owned	325	(325)	e	—		—
Other assets and accrued interest receivable	867	(36)	f	—		831
Total assets acquired	$192,401	$68		$313		$192,782

Liabilities assumed:

Deposits:
Non-interest bearing	$24,939	$—		$—		$24,939
Interest bearing	100,839	(252)	g	—		100,587
Total deposits	125,778	(252)		—		125,526

Federal funds purchased	1,566	—		—		1,566
Federal Home Loan Bank advances	43,718	(419)	h	—		43,299
Subordinated note	3,609	—		—		3,609
Holding Company line of credit	2,300	—		—		2,300
Other liabilities and accrued interest payable	313	—		—		313

Total liabilities assumed	177,284	(671)		—		176,613

Net assets acquired	$15,117	$739		$313		$16,169

Cash consideration paid						(28,000)

Goodwill						$11,831

(1) –	See the following page for explanations of individual fair value adjustments.

Explanation of the above pre-ASC 326 fair value adjustments:

a.	Reflects the fair value adjustment based on Bancorp’s evaluation of the acquired investment portfolio.

b.	Reflects the fair value adjustment based on Bancorp’s evaluation of the acquired loan portfolio and to eliminate the acquiree’s recorded ACL.

c.	Reflects the fair value adjustment based on Bancorp’s evaluation of the premises and equipment acquired.

d.	Reflects the fair value adjustment for the CDI asset recorded as a result of the acquisition.

e.	Reflects the fair value adjustment based upon Bancorp’s evaluation of the foreclosed real estate acquired.

f.	Reflects the write-off of a miscellaneous other asset.

g.	Reflects the fair value adjustment based on Bancorp’s evaluation of the assumed time deposits.

h.	Reflects the fair value adjustment based upon Bancorp’s evaluation of the assumed FHLB advances.

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

Pro forma financial information as of the acquisition was not considered material.

(3)	Available for Sale Debt Securities

All of Bancorp’s debt securities are classified as AFS. Amortized cost, unrealized gains and losses and fair value of securities follow:

(in thousands)		Unrealized		Allowance
June 30, 2020	Amortized cost	Gains	Losses	for Credit Losses	Fair value

Obligations of states and political subdivisions	$—	$—	$—	$—	$—
Government sponsored enterprise obligations	199,838	4,788	(215)	—	204,411
Mortgage backed securities - government agencies	262,565	7,702	(13)	—	270,254
Obligations of states and political subdivisions	10,394	190	—	—	10,584

Total available for sale debt securities	$472,797	$12,680	$(228)	$—	$485,249

December 31, 2019

Obligations of states and political subdivisions	$49,887	$10	$—	$—	$49,897
Government sponsored enterprise obligations	208,933	1,189	(178)	—	209,944
Mortgage backed securities - government agencies	193,574	1,243	(956)	—	193,861
Obligations of states and political subdivisions	16,919	117	—	—	17,036

Total available for sale debt securities	$469,313	$2,559	$(1,134)	$—	$470,738

At June 30, 2020 and December 31, 2019, there were no holdings of debt securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

There were no gains or losses on sales or calls of securities for the three-month and six-month periods ending June 30, 2020 and 2019. Securities acquired in the May 1, 2019 acquisition totaling $12 million, were sold immediately following the acquisition with no gain or loss realized in the income statement.

Accrued interest on AFS debt securities totaled $1.5 million and $1.6 million at June 30, 2020 and December 31, 2019, respectively, and was included in the consolidated balance sheets.

A summary of AFS debt securities by contractual maturity as of June 30, 2020 follows:

(in thousands)	Amortized cost	Fair value

Due within 1 year	$75,092	$75,164
Due after 1 year but within 5 years	31,457	32,114
Due after 5 years but within 10 years	3,972	4,145
Due after 10 years	99,711	103,572
Mortgage backed securities - government agencies	262,565	270,254
Total securities available for sale	$472,797	$485,249

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

Securities with a carrying value of $395 million and $403 million were pledged at June 30, 2020 and December 31, 2019, respectively, to secure accounts of commercial depositors in cash management accounts, public funds and uninsured cash balances for WM&T accounts.

AFS debt securities with unrealized loss position for which an ACL has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous loss position follow:

	Less than 12 months		12 months or more		Total

(in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2020	value	losses	value	losses	value	losses

Government sponsored enterprise obligations	$19,614	$(149)	$5,548	$(66)	$25,162	$(215)
Mortgage-backed securities - government agencies	16,358	(13)	—	—	16,358	(13)

Total	$35,972	$(162)	$5,548	$(66)	$41,520	$(228)

December 31, 2019
Government sponsored enterprise obligations	$16,503	$(107)	$11,492	$(71)	$27,995	$(178)
Mortgage-backed securities - government agencies	81,664	(496)	32,453	(460)	114,117	(956)

Total	$98,167	$(603)	$43,945	$(531)	$142,112	$(1,134)

Applicable dates for determining when securities are in an unrealized loss position are June 30, 2020 and December 31, 2019. As such, it is possible that a security had a market value lower than its amortized cost on other days during the past 12 months, but is not in the “Less than 12 months” category above.

For AFS debt securities in an unrealized loss position, Bancorp evaluates the securities to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or non-credit related factors. Any impairment that is not credit-related is recognized in AOCI, net of tax. Credit-related impairment is recognized as an a ACL on AFS debt securities on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Accrued interest receivable is excluded from the estimate of credit losses. Both the ACL and the adjustment to net income may be reversed if conditions change. However, if Bancorp intends to sell an impaired AFS debt security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount would be recognized in earnings with a corresponding adjustment to the security’s amortized cost basis. Because the security’s amortized cost basis is adjusted to fair value, there is no ACL in this situation.

In evaluating AFS debt securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, Bancorp considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition, among other factors. Unrealized losses on Bancorp’s investment securities portfolio have not been recognized as an expense because the securities are of high credit quality, and the decline in fair values is attributable to changes in the prevailing interest rate environment since the purchase date. Fair value is expected to recover as securities reach maturity and/or the interest rate environment returns to conditions similar to when these securities were purchased. These investments consisted of 9 and 54 separate investment positions as of June 30, 2020 and December 31, 2019, respectively. There were no credit related factors underlying unrealized losses on AFS debt securities at June 30, 2020 and December 31, 2019.

FHLB stock represents an investment held by Bancorp that is not readily marketable and is carried at cost adjusted for identified impairment, if any. Impairment is evaluated on an annual basis in the fourth quarter and more often if market conditions warrant. Bancorp has never recorded FHLB stock impairment. Holdings of FHLB stock are required for access to FHLB advances.

(4)	Loans and Allowance for Credit Losses on Loans

Composition of loans by class as reported under ASC 326 follows:

(in thousands)	June 30, 2020	December 31, 2019

Commercial real estate - non-owner occupied	$815,464	$746,283
Commercial real estate - owner occupied	472,457	474,329
Total commercial real estate	1,287,921	1,220,612

Commercial and industrial - term	510,384	457,298
Commercial and industrial - term - PPP	630,082	—
Commercial and industrial - lines of credit	254,096	381,502
Total commercial and industrial	1,394,562	838,800

Residential real estate - owner occupied	215,891	217,606
Residential real estate - non-owner occupied	139,121	134,995
Total residential real estate	355,012	352,601

Construction and land development	255,447	255,816
Home equity lines of credit	103,672	103,854
Consumer	43,758	47,467
Leases	14,843	16,003
Credits cards - commercial	8,862	9,863
Total loans (1)	$3,464,077	$2,845,016

(1) Total loans are presented inclusive of premiums, discounts, and net of loan origination fees and costs.

For historical comparative purposes, the composition of loans by class pre-ASC 326 adoption follows:

(in thousands)	December 31, 2019

Commercial and industrial	$870,511
Construction and development, excluding undeveloped land	213,822
Undeveloped land	46,360

Real estate mortgage:
Commercial investment	736,618
Owner occupied commercial	473,783
1-4 family residential	334,358
Home equity - first lien	48,620
Home equity - junior lien	73,477
Subtotal: Real estate mortgage	1,666,856
Consumer	47,467
Total loans (1)	$2,845,016

(1) Total loans are presented inclusive of premiums, discounts, and net of loan origination fees and costs.

Accrued interest on loans, which is excluded from the amortized cost of loans, totaled $12 million and $7 million at June 30, 2020 and December 31, 2019, respectively, and was included in the consolidated balance sheets.

Loans with carrying amounts of $1.9 billion and $1.6 billion at June 30, 2020 and December 31, 2019, respectively, were pledged to secure FHLB borrowing capacity.

Loans to directors and their related interests, including loans to companies for which directors are principal owners and executive officers, totaled $46 million and $43 million as of June 30, 2020 and December 31, 2019, respectively.

The following table summarizes loans acquired in Bancorp’s May 1, 2019 acquisition, as recasted:

	May 1, 2019
	Contractual	Non-accretable	Accretable	Acquisition-day
(in thousands)	Receivable	Yield	Yield	Fair Value

Commercial and industrial	$8,249	$—	$(23)	$8,226
Construction and land development	18,738	—	86	18,824
Real estate mortgage:
Commercial real estate	84,219	—	(456)	83,763
Residential real estate	50,556	—	322	50,878
Home equity lines of credit	875	—	8	883
Subtotal: Real estate mortgage	135,650	—	(126)	135,524

Consumer	1,528	—	(73)	1,455

Total loans acquired under ASC 310-20	164,165	—	(136)	164,029

Commercial and industrial	—	—	—	—
Construction and land development	—	—	—	—
Real estate mortgage:
Commercial real estate	1,351	(1,351)	—	—
Residential real estate	228	(228)	—	—
Home equity lines of credit	—	—	—	—
Subtotal: Real estate mortgage	1,579	(1,579)	—	—

Consumer	—	—	—	—

Total purchased credit impaired loans acquired under ASC 310-30	1,579	(1,579)	—	—

Total loans	$165,744	$(1,579)	$(136)	$164,029

The Bank acquired PCI loans related to its 2019 and 2013 acquisitions. At acquisition date, these loans were accounted for under ASC 310-30. On January 1, 2020, Bancorp adopted ASC 326 using the prospective transition approach for loans purchased with credit deterioration that were previously classified as PCI and accounted for under ASC 310-30. In accordance with the standard, management did not reassess whether PCI loans met the criteria of PCD loans as of the adoption date. On January 1, 2020, non-accretable yield marks of $1.6 million related to formerly classified PCI loans were reclassed between the amortized cost basis of loans and corresponding ACL.

Bancorp’s estimate of the ACL on loans reflects losses expected over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications. The activity in the ACL related to loans follows (2020 is presented in accordance with ASC 326 and 2019 in accordance with ASC 310):

(in thousands) Three Months Ended June 30, 2020	Beginning Balance	Impact of Adopting ASC 326	Initial ACL on Loans Purchased with Credit Deterioration	Provision for Credit Losses	Charge-offs	Recoveries	Ending Balance

Commercial real estate - non-owner occupied	$13,435	$-	$-	$5,403	$-	$1	$18,839
Commercial real estate - owner occupied	6,509	-	-	197	-	-	6,706
Total commercial real estate	19,944	-	-	5,600	-	1	25,545

Commercial and industrial - term	7,990	-	-	(651)	-	-	7,339
Commercial and industrial - lines of credit	3,866	-	-	(624)	-	-	3,242
Total commercial and industrial	11,856	-	-	(1,275)	-	-	10,581

Residential real estate - owner occupied	2,702	-	-	162	(18)	2	2,848
Residential real estate - non-owner occupied	1,419	-	-	175	-	-	1,594
Total residential real estate	4,121	-	-	337	(18)	2	4,442

Construction and land development	5,185	-	-	423	-	-	5,608
Home equity lines of credit	623	-	-	209	-	-	832
Consumer	198	-	-	134	(80)	110	362
Leases	159	-	-	64	-	-	223
Credit cards - commercial	57	-	-	58	-	-	115
Total net loan (charge-offs) recoveries	$42,143	$-	$-	$5,550	$(98)	$113	$47,708

(in thousands) Six Months Ended June 30, 2020	Beginning Balance	Impact of Adopting ASC 326	Initial ACL on Loans Purchased with Credit Deterioration	Provision for Credit Losses	Charge-offs	Recoveries	Ending Balance

Commercial real estate - non-owner occupied	$5,235	$2,946	$152	$10,503	$-	$3	$18,839
Commercial real estate - owner occupied	3,327	1,542	1,350	487	-	-	6,706
Total commercial real estate	8,562	4,488	1,502	10,990	-	3	25,545

Commercial and industrial - term	6,782	365	-	185	-	7	7,339
Commercial and industrial - lines of credit	5,657	(1,528)	-	(887)	-	-	3,242
Total commercial and industrial	12,439	(1,163)	-	(702)	-	7	10,581

Residential real estate - owner occupied	1,527	1,087	99	151	(18)	2	2,848
Residential real estate - non-owner occupied	947	429	-	218	-	-	1,594
Total residential real estate	2,474	1,516	99	369	(18)	2	4,442

Construction and land development	2,105	3,056	-	447	-	-	5,608
Home equity lines of credit	728	114	-	(10)	-	-	832
Consumer	100	264	34	(3)	(254)	221	362
Leases	237	(4)	-	(10)	-	-	223
Credit cards - commercial	146	(50)	-	19	-	-	115
Total net loan (charge-offs) recoveries	$26,791	$8,221	$1,635	$11,100	$(272)	$233	$47,708

(in thousands) Three Months Ended June 30, 2019	Beginning Balance	Provision for Credit Losses	Charge-offs	Recoveries	Ending Balance

Real estate mortgage	$12,001	$10	$(13)	$32	$12,030
Commercial and industrial	11,762	92	-	4	11,858
Construction and development	1,884	(74)	-	-	1,810
Undeveloped land	662	(61)	-	-	601
Consumer	155	33	(148)	77	117
	$26,464	$-	$(161)	$113	$26,416

(in thousands) Six Months Ended Six June 30, 2019	Beginning Balance	Provision for Credit Losses	Charge-offs	Recoveries	Ending Balance

Real estate mortgage	$10,681	$1,310	$(13)	$52	$12,030
Commercial and industrial	11,965	(210)	(3)	106	11,858
Construction and development	1,760	(153)	-	203	1,810
Undeveloped land	752	(151)	-	-	601
Consumer	376	(196)	(244)	181	117
	$25,534	$600	$(260)	$542	$26,416

Upon adoption of ASC 326 on January 1, 2020, Bancorp recorded an increase of $8.2 million to the ACL on loans and a corresponding decrease to retained earnings, net of the DTA impact. In addition, non-accretable yield marks of $1.6 million related to formerly classified PCI loans were re-classed between the amortized cost basis of loans and corresponding ACL. The adjustment upon adoption of ASC 326 raised the ACL on loans balance to $37 million on January 1, 2020. In addition to CECL adoption, the ACL on the first and second quarters of 2020 was significantly impacted by Bancorp’s national unemployment forecast adjustments within the CECL model, changes in the loan mix and the addition of a large specific reserve during the second quarter of 2020.

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

When developing the ACL CECL model for loan pools utilizing the DCF method, Bancorp utilized regression analysis of historical internal and peer data to identify a suitable loss driver to utilize when modeling lifetime probability of default and loss given default. Such regression analysis was used to measure how the expected probability of default and loss given default would react to changes in forecasted levels of the loss driver. Based on this regression analysis, management determined that the forecasted Seasonally Adjusted National Civilian Unemployment Rate best correlated to Bancorp’s historical losses and elected to use this rate as the primary loss driver to be consistently applied across all applicable loan segments over a reasonable and supportable forecast period.

Upon adoption of ASC 326 on January 1, 2020, management determined that four quarters represented a reasonable and supportable national unemployment forecast period with reversion back to Bancorp’s historical loss rate over eight quarters on a straight-line basis. This resulted in an $8.2 million initial increase in the ACL on loans with the offset to retained earnings.

Subsequent to January 1, 2020, based on the economic crisis caused by COVID-19 and measures taken to protect public health such as stay-at-home orders and mandatory closures of businesses, economic activity halted significantly and job losses surged. As such, national unemployment has fluctuated widely over the last several months as follows:

	Jun 20	May 20	Apr 20	Mar 20	Feb 20	Jan 20	Dec 19

National Unemployment Rate	11.10%	13.30%	14.70%	4.40%	3.50%	3.60%	3.50%

As of March 31, 2020, based on the evolving pandemic, Bancorp elected to forecast for only one quarter of national unemployment (versus the four quarters used as of January 1, 2020) and modified its forecast to reflect a significant increase in unemployment (utilizing the highest unemployment rate in Bancorp’s observed history) reverting back to the long-term average in the third quarter of 2020, with the loss driver remaining significantly worse compared to recent trends. The impact of the increased national unemployment forecast was muted by an adjustment in qualitative factors attributed to the massive federal stimulus programs enacted at the end of the first quarter in response to the pandemic. The forecasted increase in national unemployment coupled with the qualitative factor adjustments resulted in approximately $4.2 million of the total provision expense recorded for the three months ended March 31, 2020.

For all loan pools utilizing the DCF method, management utilizes the forecasted Seasonally Adjusted National Civilian Unemployment Rate as its primary loss driver, as this was determined to best correlate to historical losses. During the second quarter, for the first time during 2020, the FRB released a forecasted Seasonally Adjusted National Civilian Unemployment Rate for the 12 months ended December 31, 2020, 2021 and 2022 as follows:

	2020	2021	2022

Upper end of range	14.0%	12.0%	8.0%
Median	9.3%	6.5%	5.5%
Lower end of range	7.0%	4.5%	4.0%

As of June 30, 2020, based on the above and the continuation of the economic crisis, Bancorp elected to forecast for one quarter of national unemployment utilizing actual unemployment in June then stepping down to a blended rate based on the above FRB median forecast over the next four quarters before reverting back to the long-term average. Similar to the first quarter of 2020, the impact of the increased unemployment forecast was muted by an adjustment in qualitative factors attributed to the massive federal stimulus programs that have been enacted. The forecasted increase in unemployment coupled with the qualitative factor adjustments resulted in approximately $4.6 million of the total provision expense recorded for the three months ended June 30, 2020 and $8.8 million for the six months ended June 30, 2020.

Outstanding loans (excluding PPP loans) increased $92 million during the first three months of 2020 and contracted $103 million during the second quarter of 2020, as outstanding C&I lines of credit were reduced by $114 million. The overall net change in the loan mix contributed to $1.3 million of additional provision expense for the three months ended March 31, 2020. During the second quarter of 2020, the loan contraction (mainly C&I lines of credit) led to a $1.0 million reduction in the required ACL on loans.

The pandemic has had a material impact on Bancorp’s ACL on loans calculations for both March 31, 2020 and June 30, 2020. While Bancorp has not yet experienced any credit quality issues such as charge-offs related to the pandemic, the ACL calculation for loans and resulting provision were significantly impacted by changes in forecasted economic conditions. Should the forecast for economic conditions worsen, Bancorp could experience further increases in its required ACL and record additional provision expense. While the execution of Bancorp’s payment deferral program has assisted the ratio of past due loans to total loans at March 31, 2020 and June 30, 2020, it is possible that asset quality could worsen at future measurement periods if the effects of the pandemic are prolonged.

In connection with the adoption of ASC 326, Bancorp analyzed its unused lines of credit and recorded credit loss expense for off-balance sheet exposures (non-interest expense) totaling $375,000 and $1.5 million during the first and second quarters of 2020. The second quarter increase directly correlates to the increased availability due to C&I line of credit pay downs. At June 30, 2020, approximately $6 million was accrued within other liabilities related to off balance sheet exposures.

During the three months ended June 30, 2020, a large CRE relationship was placed on non-accrual status and received a $2 million specific reserve allocation within the ACL on loans. The borrower did not receive PPP funds, the loan was current at the time of non-accrual classification, and no payments related to the loan have been deferred.

The following table presents the amortized cost basis and ACL allocated for collateral dependent loans in accordance with ASC 326, which are individually evaluated to determine expected credit losses:

(in thousands) June 30, 2020	Real Estate	Accounts Receivable / Equipment	Other	Total	ACL Allocation

Commercial real estate - non-owner occupied	$10,569	$-	$-	$10,569	$2,255
Commercial real estate - owner occupied	3,014	-	-	3,014	1,351
Total commercial real estate	13,583	-	-	13,583	3,606

Commercial and industrial - term	-	9	18	27	18
Commercial and industrial - lines of credit	-	-	-	-	-
Total commercial and industrial	-	9	18	27	18

Residential real estate - owner occupied	445	-	-	445	99
Residential real estate - non-owner occupied	225	-	-	225	-
Total residential real estate	670	-	-	670	99

Construction and land development	-	-	-	-	-
Home equity lines of credit	-	-	-	-	-
Consumer	-	-	26	26	26
Leases	-	-	-	-	-
Credit cards - commercial	-	-	-	-	-
Total collateral dependent loans	$14,253	$9	$44	$14,306	$3,749

There have been no significant changes to the types of collateral securing Bancorp’s collateral dependent loans.

The following table presents loans individually and collectively evaluated for impairment and the respective ACL allocation as of December 31, 2019, as determined in accordance with ASC 310 prior to the adoption of ASC 326:

	Loans				ACL
(in thousands) December 31, 2019	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Loans acquired with deteriorated credit quality	Total loans	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Loans acquired with deteriorated credit quality	Total ACL

Commercial and industrial	$8,223	$862,288	$—	$870,511	$1,150	$11,672	$—	$12,822
Construction and development, excluding undeveloped land	—	213,822	—	213,822	—	1,319	—	1,319
Undeveloped land	—	46,360	—	46,360	—	786	—	786
Real estate mortgage	3,307	1,663,549	—	1,666,856	13	11,751	—	11,764
Consumer	—	47,467	—	47,467	—	100	—	100

Total	$11,530	$2,833,486	$—	$2,845,016	$1,163	$25,628	$—	$26,791

The following table presents information pertaining to impaired loans as of December 31, 2019 and the three and six months periods ended June 30, 2019, as determined in accordance with ASC 310:

	As of			Three months ended		Six months ended
	December 31, 2019			June 30, 2019		June 30, 2019

		Unpaid		Average	Interest	Average	Interest
	Recorded	principal	Related	recorded	income	recorded	income
(in thousands)	investment	balance	ACL	investment	recognized	investment	recognized

Impaired loans with no related ACL
Commercial and industrial	$174	$174	$—	$144	$—	$160	$—
Construction and development, excluding undeveloped land	—	—	—	—	—	106	—
Undeveloped land	—	—	—	—	—	158	—

Real estate mortgage
Commercial investment	741	741	—	311	—	254	—
Owner occupied commercial	2,278	2,736	—	1,455	—	1,165	—
1-4 family residential	124	124	—	779	—	773	—
Home equity - junior lien	151	151	—	462	—	356	—
Subtotal: Real estate mortgage	3,294	3,752	—	3,007	—	2,548	—

Subtotal	$3,468	$3,926	$—	$3,151	$—	$2,972	$—

Impaired loans with an ACL
Commercial and industrial	$8,049	$8,049	$1,150	$24	$—	$26	$1
Real estate mortgage 1-4 family residential	13	13	13	14	—	14	—
Subtotal: Real estate mortgage	13	13	13	14	—	14	—

Subtotal	$8,062	$8,062	$1,163	$38	$—	$40	$1

Total impaired loans:
Commercial and industrial	$8,223	$8,223	$1,150	$168	$—	$186	$1
Construction and development, excluding undeveloped land	—	—	—	—	—	106	—
Undeveloped land	—	—	—	—	—	158	—

Real estate mortgage
Commercial investment	741	741	—	311	—	254	—
Owner occupied commercial	2,278	2,736	—	1,455	—	1,165	—
1-4 family residential	137	137	13	793	—	787	—
Home equity - junior lien	151	151	—	462	—	356	—
Subtotal: Real estate mortgage	3,307	3,765	13	3,021	—	2,562	—

Total	$11,530	$11,988	$1,163	$3,189	$—	$3,012	$1

Differences between recorded investment amounts and unpaid principal balance amounts less related ACL are due to partial charge-offs which have occurred over the lives of certain loans.

The following tables present the aging of contractually past due loans by portfolio class (2020 is presented in accordance with ASC 326 and 2019 in accordance with ASC 310):

(in thousands)		30-59 days	60-89 days	90 or more	Total	Total
June 30, 2020	Current	Past Due	Past Due	Days Past Due	Past Due	Loans

Commercial real estate - non-owner occupied	$814,610	$121	$35	$698	$854	$815,464
Commercial real estate - owner occupied	469,529	256	—	2,672	2,928	472,457
Total commercial real estate	1,284,139	377	35	3,370	3,782	1,287,921

Commercial and industrial - term	1,140,384	59	14	9	82	1,140,466
Commercial and industrial - line of credit	253,645	41	310	100	451	254,096
Total commercial and industrial	1,394,029	100	324	109	533	1,394,562

Residential real estate - owner occupied	214,681	603	290	317	1,210	215,891
Residential real estate - non-owner occupied	138,823	—	24	274	298	139,121
Total residential real estate	353,504	603	314	591	1,508	355,012

Construction and land development	255,399	—	—	48	48	255,447
Home equity lines of credit	103,672	—	—	—	—	103,672
Consumer	43,727	30	1	—	31	43,758
Leases	14,843	—	—	—	—	14,843
Credit cards - commercial	8,862	—	—	—	—	8,862
Total	$3,458,175	$1,110	$674	$4,118	$5,902	$3,464,077

				90 or more
				Days Past Due
(in thousands)		30-59 days	60-89 days	(includes all	Total	Total
December 31, 2019	Current	Past Due	Past Due	non-accrual)	Past Due	Loans

Commercial and industrial	$861,860	$253	$194	$8,204	$8,651	$870,511
Construction and development, excluding undeveloped land	213,766	6	50	—	56	213,822
Undeveloped land	46,360	—	—	—	—	46,360

Real estate mortgage:
Commercial investment	735,387	94	—	1,137	1,231	736,618
Owner occupied commercial	470,951	467	86	2,279	2,832	473,783
1-4 family residential	332,718	1,368	33	239	1,640	334,358
Home equity - first lien	48,441	179	—	—	179	48,620
Home equity - junior lien	72,995	196	100	186	482	73,477
Subtotal: Real estate mortgage	1,660,492	2,304	219	3,841	6,364	1,666,856

Consumer	47,379	84	4	—	88	47,467

Total	$2,829,857	$2,647	$467	$12,045	$15,159	$2,845,016

The following table presents the amortized cost basis of non-performing loans and the amortized cost basis of loans on non-accrual status for which there was no related ACL losses of June 30, 2020:

			Past Due 90-Days-
(In thousands)	Non-accrual	Total	or-More and Still
June 30, 2020	with no ACL	Non-accrual	Accruing Interest

Commercial real estate - non-owner occupied	$213	$10,569	$-
Commercial real estate - owner occupied	1,663	3,014	-
Total commercial real estate	1,876	13,583	-

Commercial and industrial - term	9	9	-
Commercial and industrial - lines of credit	-	-	-
Total commercial and industrial	9	9	-

Residential real estate - owner occupied	306	445	-
Residential real estate - non-owner occupied	225	225	-
Total residential real estate	531	670	-

Construction and land development	-	-	48
Home equity lines of credit	-	-	-
Consumer	-	-	-
Leases	-	-	-
Credit cards - commercial	-	-	-
Total	$2,416	$14,262	$48

For the three and six month periods ended June 30, 2020 and 2019, the amount of accrued interest income previously recorded as revenue and subsequently reversed due to the change in accrual status was immaterial.

For the three and six month periods ended June 30, 2020 and 2019, no interest income was recognized on loans on non-accrual status.

The following table presents the recorded investment in non-performing loans by portfolio class as of December 31, 2019:

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

Loan Risk Ratings

Consistent with regulatory guidance, Bancorp categorizes loans into credit risk rating categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information and current economic trends. Pass-rated loans include all risk-rated loans other than those classified as OAEM, substandard, and doubtful, which are defined below:

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

Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal of loan constitutes a current period origination. Current period renewals of credit are re-underwritten at the point of renewal and considered current period originations for purposes of the table below. As of June 30, 2020, the risk rating of loans based on year of origination is as follows:

	Term Loans Amortized Cost Basis by Origination Year
							Revolving	Revolving
							loans	loans
(in thousands)							amortized	converted
June 30, 2020	2020	2019	2018	2017	2016	Prior	cost basis	to term	Total

Commercial real estate - non-owner occupied:
Risk rating
Pass	$174,017	$171,037	$106,905	$126,594	$95,310	$96,646	$13,982	$11,989	$796,480
OAEM	61	-	-	-	1,578	52	472	-	2,163
Substandard	4,200	2,051	-	-	-	1	-	-	6,252
Substandard non-performing	9,727	-	-	614	-	228	-	-	10,569
Doubtful	-	-	-	-	-	-	-	-	-
Total Commercial real estate non-owner occupied	$188,005	$173,088	$106,905	$127,208	$96,888	$96,927	$14,454	$11,989	$815,464

Commercial real estate - owner occupied:
Risk rating
Pass	$102,192	$109,160	$91,659	$53,309	$44,522	$49,472	$7,144	$851	$458,309
OAEM	-	62	967	825	252	76	-	-	2,182
Substandard	-	6,997	1,363	105	127	360	-	-	8,952
Substandard non-performing	-	-	20	500	-	2,151	-	343	3,014
Doubtful	-	-	-	-	-	-	-	-	-
Total Commercial real estate owner occupied	$102,192	$116,219	$94,009	$54,739	$44,901	$52,059	$7,144	$1,194	$472,457

Commercial and industrial - term:
Risk rating
Pass	$768,510	$110,924	$111,287	$51,862	$43,348	$26,536	$-	$7,755	$1,120,222
OAEM	-	928	11,679	160	83	17	-	-	12,867
Substandard	5,249	1,853	-	-	189	77	-	-	7,368
Substandard non-performing	-	-	-	-	9	-	-	-	9
Doubtful	-	-	-	-	-	-	-	-	-
Total Commercial and industrial - term	$773,759	$113,705	$122,966	$52,022	$43,629	$26,630	$-	$7,755	$1,140,466

Commercial and industrial - lines of credit
Risk rating
Pass	$13,460	$29,646	$4,191	$2,956	$364	$-	$193,105	$-	$243,722
OAEM	-	-	-	-	-	-	783	-	783
Substandard	-	-	-	-	-	-	9,591	-	9,591
Substandard non-performing	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total Commercial and industrial - lines of credit	$13,460	$29,646	$4,191	$2,956	$364	$-	$203,479	$-	$254,096

(continued)

(continued)	Term Loans Amortized Cost Basis by Origination Year
							Revolving	Revolving
							loans	loans
(in thousands)							amortized	converted
June 30, 2020	2020	2019	2018	2017	2016	Prior	cost basis	to term	Total

Residential real estate - owner occupied
Risk rating
Pass	$35,591	$43,994	$29,055	$26,881	$32,877	$46,720	$-	$195	$215,313
OAEM	-	-	-	-	-	-	-	-	-
Substandard	16	-	-	118	-	-	-	-	134
Substandard non-performing	-	-	-	101	38	205	-	100	444
Doubtful	-	-	-	-	-	-	-	-	-
Total Residential real estate - owner occupied	$35,607	$43,994	$29,055	$27,100	$32,915	$46,925	$-	$295	$215,891

Residential real estate - non-owner occupied
Risk rating
Pass	$43,459	$27,037	$29,437	$12,618	$11,728	$12,740	$-	$158	$137,177
OAEM	-	1,600	-	-	-	88	-	-	1,688
Substandard	-	-	31	-	-	-	-	-	31
Substandard non-performing	-	-	-	-	-	225	-	-	225
Doubtful	-	-	-	-	-	-	-	-	-
Total Residential real estate - non-owner occupied	$43,459	$28,637	$29,468	$12,618	$11,728	$13,053	$-	$158	$139,121

Construction and land development
Risk rating
Pass	$55,195	$97,608	$66,746	$23,159	$1,249	$2,764	$6,842	$1,883	$255,446
OAEM	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	1	-	-	-	1
Substandard non-performing	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total Construction and land development	$55,195	$97,608	$66,746	$23,159	$1,250	$2,764	$6,842	$1,883	$255,447

Home equity lines of credit
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$103,672	$-	$103,672
OAEM	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total Home equity lines of credit	$-	$-	$-	$-	$-	$-	$103,672	$-	$103,672

Consumer
Risk rating
Pass *	$3,680	$5,697	$4,042	$498	$525	$1,506	$27,638	$145	$43,731
OAEM	-	-	-	-	-	-	-	-	-
Substandard	-	26	-	-	-	-	-	-	26
Substandard non-performing	-	-	-	-	-	1	-	-	1
Doubtful	-	-	-	-	-	-	-	-	-
Total Consumer	$3,680	$5,723	$4,042	$498	$525	$1,507	$27,638	$145	$43,758

* - Revolving loans include $506,000 in overdrawn demand deposit balances.

(continued)

(continued)	Term Loans Amortized Cost Basis by Origination Year
							Revolving	Revolving
							loans	loans
(in thousands)							amortized	converted
June 30, 2020	2020	2019	2018	2017	2016	Prior	cost basis	to term	Total

Leases
Risk rating
Pass	$1,692	$2,238	$2,495	$1,774	$3,272	$2,502	$-	$-	$13,973
OAEM	-	-	34	-	-	4	-	-	38
Substandard	-	-	-	-	832	-	-	-	832
Substandard non-performing	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total Consumer	$1,692	$2,238	$2,529	$1,774	$4,104	$2,506	$-	$-	$14,843

Credit cards - commercial
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$8,862	$-	$8,862
OAEM	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total Consumer	$-	$-	$-	$-	$-	$-	$8,862	$-	$8,862

Total loans
Risk rating
Pass	$1,197,796	$597,341	$445,817	$299,651	$233,195	$238,886	$361,245	$22,976	$3,396,907
OAEM	61	2,590	12,680	985	1,913	237	1,255	-	19,721
Substandard	9,465	10,927	1,394	223	1,149	438	9,591	-	33,187
Substandard non-performing	9,727	-	20	1,215	47	2,810	-	443	14,262
Doubtful	-	-	-	-	-	-	-	-	-
Total Loans	$1,217,049	$610,858	$459,911	$302,074	$236,304	$242,371	$372,091	$23,419	$3,464,077

Bancorp considers the performance of the loan portfolio and its impact on the ACL. For certain loan classes, such as credit cards, credit quality is evaluated based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in commercial credit cards based on payment activity:

June, 30
(in thousands)	2020

Credit cards - commercial
Performing	$8,862
Non-performing	—
Total credit cards - commercial	$8,862

Internally assigned risk ratings of loans by loan portfolio class classification category as of December 31, 2019 follows:

(in thousands)				Substandard		Total
December 31, 2019	Pass	OAEM	Substandard	Non-performing	Doubtful	Loans

Commercial and industrial	$840,105	$704	$21,500	$8,202	$—	$870,511
Construction and development, excluding undeveloped land	213,822	—	—	—	—	213,822
Undeveloped land	46,360	—	—	—	—	46,360

Real estate mortgage:
Commercial investment	722,747	6,459	6,275	1,137	—	736,618
Owner occupied commercial	460,981	1,375	9,050	2,377	—	473,783
1-4 family residential	332,294	1,701	122	241	—	334,358
Home equity - first lien	48,620	—	—	—	—	48,620
Home equity - junior lien	73,273	—	17	187	—	73,477
Subtotal: Real estate mortgage	1,637,915	9,535	15,464	3,942	—	1,666,856

Consumer	47,429	—	38	—	—	47,467

Total	$2,785,631	$10,239	$37,002	$12,144	$—	$2,845,016

Troubled Debt Restructurings

Detail of outstanding TDRs included in total non-performing loans follows:

	June 30, 2020			December 31, 2019
		Specific	Additional		Specific	Additional
		reserve	commitment		reserve	commitment
(in thousands)	Balance	allocation	to lend	Balance	allocation	to lend

Commercial and industrial - term	$19	$19	$—	$21	$21	$—
Residential real estate	—	—	—	13	13	—
Consumer	26	26	—	—	—	—

Total TDRs	$45	$45	$—	$34	$34	$—

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): “Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The amendments in this update provide optional guidance for a limited period to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. It provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2022. Bancorp is currently evaluating the impact of this ASU on the Company’s consolidated financial statements.

In accordance with Section 4013 of the CARES Act and in response to requests from borrowers who experienced business or personal cash flow interruptions related to the pandemic, Bancorp executed a payment deferral program. Depending on the demonstrated need of the customer, Bancorp deferred either the full loan payment or the interest only portion of respective loan payments for 90 or 180 days.  As of June 30, 2020, Bancorp executed 1,100 of full payment deferrals (predominantly three months) on outstanding loan balances of $502 million - representing 18% of the loan portfolio (excluding PPP loans). Approximately 85% of the total deferrals processed (in terms of dollars) occurred in the month of April, with the subsequent pace slowing significantly. Pursuant to the CARES Act, these loan deferrals were not classified as TDRs and not included in non-performing loan statistics. Subsequent to the end of the second quarter and through July, a significant portion of the deferred loan portfolio returned to full paying status. As of July 31, 2020, Bancorp estimates that 10% of the total loan portfolio (excluding PPP loans) remained in full payment deferment status. Bancorp is monitoring loan modification expirations daily and anticipates the potential for more customers to return to full payment status over the next two months as their initial deferral period ends.

During the three and six month periods ended June 30, 2020 and 2019, there were no loans modified as TDRs and there were no payment defaults of existing TDRs within 12 months following the modification. Default is determined at 90 or more days past due, charge-off, or foreclosure.

At June 30, 2020 and December 31, 2019, Bancorp had $177,000 and $239,000, respectively, in residential real estate loans for which formal foreclosure proceedings were in process.

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

●     Loans classified by management as substandard, doubtful or loss

●     Loans classified as non-accrual when acquired

●     Loans past due 90 days or more when acquired

●     Loans for which management assigned a non-accretable mark

The Bank acquired $1.6 million in PCI loans in connection with its 2019 acquisition. Under ASC 310-30, the non-accretable amount attributed to these loans equaled the contractually required principal at acquisition date and as of June 30, 2020.

The following table presents a roll forward of the accretable amount of PCI loans acquired in its 2013 acquisition:

	Three months ended	Six months ended
(in thousands)	June 30, 2019	June 30, 2019

Balance, beginning of period	$(62)	$(68)
Transfers between non-accretable and accretable	—	—
Net accretion into interest income on loans, including loan fees	5	11
Balance, end of period	$(57)	$(57)

(5)	Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

(in thousands)	June 30, 2020	December 31, 2019

Goodwill	$12,513	$12,513
Core deposit intangibles	2,122	2,285
Mortgage servicing rights	1,888	1,372

Goodwill represents $11.8 million related to the May 1, 2019 acquisition and $682,000 related to the 1996 purchase of a bank in southern Indiana. See the footnote titled “Acquisition” for further details. Related to the May 2019 acquisition, effective March 31, 2020, management finalized the fair values of the acquired assets and assumed liabilities ahead of the 12 months as allowed by GAAP.

GAAP requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment at least annually. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. Bancorp’s annual goodwill impairment test is conducted as of September 30 of each year or more often as situations dictate. At September 30, 2019, Bancorp’s Commercial Banking reporting unit had positive equity and Bancorp elected to perform a qualitative assessment to determine if it was more-likely-than-not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was not more-likely-than-not that the carrying value of the reporting unit exceeded its fair value. Therefore, Bancorp did not complete the two-step impairment test as of September 30, 2019. As of March 31, 2020 and June 30, 2020, consistent with market volatility and uncertain economic conditions resulting from the COVID-19 pandemic, interim impairment testing was conducted and indicated that it was not more-likely-than-not that the carrying value of the reporting unit exceeded its fair value.

Changes in the carrying value of goodwill follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Balance at beginning of period	$12,513	$682	$12,513	$682
Goodwill acquired	—	12,144	—	12,144
Recast adjustments	—	—	—	—
Impairment	—	—	—	—
Balance at end of period	$12,513	$12,826	$12,513	$12,826

Bancorp recorded CDI assets of $1.5 million and $2.5 million in association with its May 1, 2019 and 2013 acquisitions. See the footnote titled “Acquisition” for further details.

Changes in the net carrying amount of CDIs follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Balance at beginning of period	$2,203	$1,015	$2,285	$1,056
Core deposit intangible acquired	—	1,519	—	1,519
Amortization	(81)	(73)	(163)	(114)
Balance at end of period	$2,122	$2,461	$2,122	$2,461

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

The estimated fair value of MSRs at both June 30, 2020 and December 31, 2019 were $3 million. There was no valuation allowance for MSRs as of June 30, 2020 and December 31, 2019, as fair value exceeded carrying value.

Changes in the net carrying amount of MSRs follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Balance at beginning of period	$1,446	$1,070	$1,372	$1,022
Additions for mortgage loans sold	511	134	641	214
Amortization	(69)	(36)	(125)	(68)
Impairment	—	—	—	—
Balance at end of period	$1,888	$1,168	$1,888	$1,168

Total outstanding principal balances of loans serviced for others were $349 million and $327 million at June 30, 2020 and December 31, 2019, respectively.

(6)	Income Taxes

Components of income tax expense (benefit) from operations follow:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Current income tax expense:
Federal	$4,363	$3,772	$6,205	$6,498
State	209	189	340	330
Total current income tax expense	4,572	3,961	6,545	6,828

Deferred income tax expense (benefit):
Federal	(1,798)	224	(1,146)	789
State	(427)	(3,155)	(803)	(4,768)
Total deferred income tax expense (benefit)	(2,225)	(2,931)	(1,949)	(3,979)
Change in valuation allowance	1	—	2	20
Total income tax expense	$2,348	$1,030	$4,598	$2,869

An analysis of the difference between the statutory and ETR from operations follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%
Tax credits	(5.9)	(0.7)	(5.9)	(0.7)
Kentucky state income tax enactments	(1.7)	(14.1)	(1.9)	(10.7)
Change in cash surrender value of life insurance	(2.0)	(0.6)	(0.4)	(0.9)
State income taxes, net of federal benefit	0.6	0.8	0.8	0.8
Excess tax benefit from stock-based compensation arrangements	(0.4)	(0.4)	-	(1.1)
Tax exempt interest income	(0.2)	(0.3)	(0.3)	(0.3)
Other, net	3.5	0.2	1.4	0.1
Effective tax rate	14.9%	5.9%	14.7%	8.2%

Current state income tax expense represents tax owed to the state of Indiana. Kentucky and Ohio state bank taxes are currently based on capital levels and are recorded as other non-interest expense.

The ETR at June 30, 2020 includes one-half of the anticipated full year impact of a large historic tax credit project scheduled to be placed in service later in 2020.

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

In April 2019, the Kentucky Legislature passed HB458 allowing entities filing a combined Kentucky income return to share certain tax attributes, including net operating loss carryforwards. The combined filing beginning in 2021 will allow Bancorp’s net operating loss carryforwards to offset against net revenue generated by the Bank up to 50% of the Bank’s Kentucky taxable income and reduce Bancorp’s tax liability. Bancorp recorded a state tax benefit, net of federal tax impact of $2.4 million, predominantly in the second quarter of 2019, or approximately $0.11 per diluted share for 2019. The losses are expected to be utilized when Bancorp begins filing a combined Kentucky income tax return. A valuation allowance is maintained for the loss that will expire in 2020.

GAAP provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns. If recognized, tax benefits would reduce tax expense and accordingly, increase net income. The amount of unrecognized tax benefits may increase or decrease in the future for various reasons, including adding amounts for current year tax positions, expiration of open income tax returns due to statutes of limitation, changes in management’s judgment about the level of uncertainty, the status of examinations, litigation and legislative activity and the addition or elimination of uncertain tax positions. As of June 30, 2020 and December 31, 2019, the gross amount of unrecognized tax benefits was immaterial to the consolidated financial statements of Bancorp. Federal and state income tax returns are subject to examination for the years after 2015.

(7)	Deposits

The composition of the Bank’s deposits follows:

(in thousands)	June 30, 2020	December 31, 2019

Non-interest bearing demand deposits	$1,205,253	$810,475

Interest bearing deposits:
Interest bearing demand	1,147,357	979,595
Savings	196,655	169,622
Money market	761,256	742,029

Time deposits of $250 thousand or more	76,954	81,412
Other time deposits(1)	339,681	350,805
Total time deposits	416,635	432,217

Total interest bearing deposits	2,521,903	2,323,463

Total deposits	$3,727,156	$3,133,938

(1)     Includes $30 million in brokered deposits as of both June 30, 2020 and December 31, 2019.

Deposits totaling $126 million were acquired on May 1, 2019, associated with an acquisition.

(8)	Securities Sold Under Agreements to Repurchase

SSUAR represent a funding source of Bancorp and are primarily used by commercial customers in conjunction with collateralized corporate cash management accounts. Such repurchase agreements are considered financing agreements and mature within one business day from the transaction date. At June 30, 2020, all of these financing arrangements had overnight maturities and were secured by government sponsored enterprise obligations and government agency mortgage-backed securities that were owned and controlled by Bancorp.

Information concerning SSUAR follows:

(dollars in thousands)	June 30, 2020	December 31, 2019
Outstanding balance at end of period	$42,722	$31,895
Weighted average interest rate at end of period	0.08%	0.22%

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2020	2019	2020	2019

Average outstanding balance during the period	$41,517	$39,969	$37,465	$38,755
Average interest rate during the period	0.08%	0.28%	0.13%	0.28%
Maximum outstanding at any month end during the period	$42,722	$43,160	$42,722	$43,160

(9)	FHLB Advances

Bancorp had 49 separate advances totaling $61 million outstanding as of June 30, 2020 as compared with 57 separate advances totaling $80 million as of December 31, 2019. As a result of the 2019 acquisition, Bancorp assumed 46 advances totaling $43 million, with maturities extending to 2028. These advances were discounted to fair value as of the acquisition date. See the footnote titled “Acquisition” for further details. As of June 30, 2020, for 10 advances totaling $38 million, all of which are non-callable, interest payments are due monthly, with principal due at maturity. For the remaining advances, principal and interest payments are due monthly based on an amortization schedule.

The following is a summary of the contractual maturities and average effective rates of outstanding advances:

(dollars in thousands)	June 30, 2020		December 31, 2019
Maturity		Weighted average		Weighted average
Year	Advance	Fixed Rate	Advance	Fixed Rate
2020	$37,533	0.67%	$50,004	1.99%
2021	2,281	2.57	2,400	2.52
2022	—	—	—	—
2023	360	1.01	456	1.00
2024	1,479	2.36	2,023	2.36
2025	3,055	2.43	3,774	2.41
2026	5,625	1.95	8,156	1.96
2027	6,323	1.75	7,445	1.73
2028	4,776	2.33	5,695	2.32

Total	$61,432	1.22%	$79,953	2.02%

FHLB advances are collateralized by certain CRE and residential real estate mortgage loans under blanket mortgage collateral pledge agreements, as well as Bancorp’s PPP loan portfolio and FHLB stock. Bancorp views these advances as an effective lower-costing alternative to brokered deposits to fund loan growth. At June 30, 2020 and December 31, 2019, the amount of available credit from the FHLB totaled $806 million and $599 million, respectively. Bancorp also had $80 million and $105 million in FFP lines available from correspondent banks at June 30, 2020 and December 31, 2019, respectively, with the decrease resulting from the closing of an inactive correspondent relationship during the second quarter.

(10)	Commitments and Contingent Liabilities

As of June 30, 2020 and December 31, 2019, Bancorp had various commitments outstanding that arose in the normal course of business which are properly not reflected in the consolidated financial statements. Total off balance sheet commitments to extend credit follows:

(in thousands)	June 30, 2020	December 31, 2019
Commercial and industrial	$501,632	$416,195
Construction and development	229,676	240,503
Home equity	167,409	155,920
Credit cards	30,789	26,439
Overdrafts	34,149	32,715
Letters of credit	22,352	24,193
Other	44,782	40,083
Future loan commitments	207,847	236,885

Total off balance sheet commitments to extend credit	$1,238,636	$1,172,933

Commitments to extend credit are an agreement to lend to a customer either unsecured or secured, as long as collateral is available as agreed upon and there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not represent future cash requirements. Bancorp uses the same credit and collateral policies in making commitments and conditional guarantees as for on-balance sheet instruments. Bancorp evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, securities, equipment and real estate. However, should the commitments be drawn upon and should our customers default on their resulting obligation to us, our maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those instruments.

At June 30, 2020 and December 31, 2019, Bancorp had accrued $6 million and $350,000, respectively, in other liabilities for its estimate of inherent risks related to unfunded credit commitments. In accordance with the adoption of ASC 326 on January 1, 2020, Bancorp’s ACL on off-balance sheet exposures was increased from $350,000 at December 31, 2019 to $3.9 million ($2.6 million net of the DTA) with the offset recorded to retained earnings on a tax-effected basis, with no impact on earnings.

Standby letters of credit are conditional commitments issued by Bancorp to guarantee the performance of a customer to a first party beneficiary. Those guarantees are primarily issued to support commercial transactions. Standby letters of credit generally have maturities of one to two years.

Certain commercial customers require confirmation of Bancorp’s letters of credit by other banks since Bancorp does not have a rating by a national rating agency. Terms of the agreements range from one month to a year with certain agreements requiring between one and six months’ notice to cancel. If an event of default on all contracts had occurred at June 30, 2020, Bancorp would have been required to make payments of approximately $2.2 million, or the maximum amount payable under those contracts. No payments have ever been required because of default on these contracts. These agreements are normally secured by collateral acceptable to Bancorp, which limits credit risk associated with the agreements.

As of June 30, 2020, in the normal course of business, there were pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate result of these legal actions and proceedings will not have a material adverse effect on the consolidated financial position or results of operations of Bancorp.

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

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using			Total
June 30, 2020 (in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Available for sale debt securities:
Government sponsored enterprise obligations	$—	$204,411	$—	$204,411
Mortgage backed securities - government agencies	—	270,254	—	270,254
Obligations of states and political subdivisions	—	10,584	—	10,584

Total available for sale debt securities	—	485,249	—	485,249

Interest rate swaps	—	9,895	—	9,895

Total assets	$—	$495,144	$—	$495,144

Liabilities:
Interest rate swaps	$—	$10,283	$—	$10,283

	Fair Value Measurements Using			Total
December 31, 2019 (in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Available for sale debt securities:
U.S. Treasury and other U.S. government obligations	$49,897	$—	$—	$49,897
Government sponsored enterprise obligations	—	209,944	—	209,944
Mortgage backed securities - government agencies	—	193,861	—	193,861
Obligations of states and political subdivisions	—	17,036	—	17,036

Total available for sale debt securities	49,897	420,841	—	470,738

Interest rate swaps	—	2,696	—	2,696

Total assets	$49,897	$423,537	$—	$473,434

Liabilities:
Interest rate swaps	$—	$2,767	$—	$2,767

There were no transfers into or out of Level 3 of the fair value hierarchy during 2020 or 2019.

Assets measured at fair value on a non-recurring basis are summarized as follows:

					Losses recorded
					Three months	Six months
	Fair Value Measurements Using			Total	ended	ended
June 30, 2020 (in thousands)	Level 1	Level 2	Level 3	Fair Value	June 30, 2020	June 30, 2020

Collateral dependent loans	$—	$—	$8,434	$8,434	$—	$—
Other real estate owned	—	—	493	493	—	—

					Losses recorded
					Three months	Six months
	Fair Value Measurements Using			Total	ended	ended
December 31, 2019 (in thousands)	Level 1	Level 2	Level 3	Fair Value	June 30, 2019	June 30, 2019

Impaired loans	$—	$—	$7,253	$7,253	$—	$—
Other real estate owned	—	—	493	493	—	—

There were no liabilities measured at fair value on a non-recurring basis at June 30, 2020 and December 31, 2019.

For Level 3 assets measured at fair value on a non-recurring basis, the significant unobservable inputs used in the fair value measurements are presented below.

	June 30, 2020
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average

Collateral dependent loans	$8,434	Appraisal	Appraisal discounts	7.2%
Other real estate owned	493	Appraisal	Appraisal discounts	17.1

	December 31, 2019
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average

Impaired loans - collateral dependent	$7,253	Appraisal	Appraisal discounts	60.3%
Other real estate owned	493	Appraisal	Appraisal discounts	17.1

Collateral Dependent Loans with an ACL (Impaired Loans with Specific Reserves prior to the adoption of ASC 326): For collateral-dependent loans where Bancorp has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the loan to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. For real estate loans, fair value of the loan’s collateral is determined by third party appraisals, which are then adjusted for the estimated selling and closing costs related to liquidation of the collateral. For this asset class, the actual valuation methods (income, comparable sales, or cost) vary based on the status of the project or property. For example, land is generally based on the comparable sales method while construction and improved real estate is based on the income and/or comparable sales methods. The unobservable inputs may vary depending on the individual assets with no one of the three methods being the predominant approach. Bancorp reviews the third party appraisal for appropriateness and adjusts the value downward to consider selling and closing costs, which typically range from 8% to 10% of the appraised value. For non-real estate loans, fair value of the loan’s collateral may be determined using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation and management’s expertise and knowledge of the client and client’s business.

Other Real Estate Owned: OREO is primarily comprised of real estate acquired in partial or full satisfaction of loans. OREO is recorded at its estimated fair value less estimated selling and closing costs at the date of transfer, with any excess of the related loan balance over the fair value less expected selling costs charged to the ACL. Subsequent changes in fair value are reported as adjustments to the carrying amount and are recorded against earnings. Bancorp outsources the valuation of OREO with material balances to third party appraisers. For this asset class, the actual valuation methods (income, sales comparable, or cost) vary based on the status of the project or property. For example, land is generally based on the sales comparable method while construction and improved real estate is based on the income and/or sales comparable methods. The unobservable inputs may vary depending on the individual assets with no one of the three methods being the predominant approach. Bancorp reviews the third party appraisal for appropriateness and adjusts the value downward to consider selling and closing costs, which typically range from 8% to 10% of the appraised value.

The estimated fair values of Bancorp’s financial instruments not measured at fair value on a recurring or non-recurring basis follows:

(in thousands)	Carrying		Fair Value Measurements Using
June 30, 2020	amount	Fair value	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$224,394	$224,394	$224,394	$—	$—
Mortgage loans held for sale	17,364	18,008	—	18,008	—
Federal Home Loan Bank stock	11,284	11,284	—	11,284	—
Loans, net	3,416,369	3,454,659	—	—	3,454,659
Accrued interest receivable	13,535	13,535	13,535	—	—

Liabilities
Non-interest bearing deposits	$1,205,253	$1,205,253	$—	$1,205,253	$—
Transaction deposits	2,105,268	2,105,268	—	2,105,268	—
Time deposits	416,635	422,131	—	422,131	—
Securities sold under agreement to repurchase	42,722	42,722	—	42,722	—
Federal funds purchased	8,401	8,401	—	8,401	—
Federal Home Loan Bank advances	61,432	63,436	—	63,436	—
Accrued interest payable	471	471	471	—	—

(in thousands)	Carrying		Fair Value Measurements Using
December 31, 2019	amount	Fair value	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$249,724	$249,724	$249,724	$—	$—
Mortgage loans held for sale	8,748	8,923	—	8,923	—
Federal Home Loan Bank stock	11,284	11,284	—	11,284	—
Loans, net	2,818,225	2,841,767	—	—	2,841,767
Accrued interest receivable	8,534	8,534	8,534	—	—

Liabilities
Non-interest bearing deposits	$810,475	$810,475	$—	$810,475	$—
Transaction deposits	1,891,246	1,891,246	—	1,891,246	—
Time deposits	432,217	434,927	—	434,927	—
Securities sold under agreement to repurchase	31,895	31,895	—	31,895	—
Federal funds purchased	10,887	10,887	—	10,887	—
Federal Home Loan Bank advances	79,953	80,906	—	80,906	—
Accrued interest payable	640	640	640	—	—

Fair value estimates are made at a specific point in time based on relevant market information and information about financial instruments. Because no market exists for a significant portion of Bancorp’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Therefore, calculated fair value estimates in many instances cannot be substantiated by comparison to independent markets and, in many cases, may not be realizable in a current sale of the instrument. Changes in assumptions could significantly impact estimates.

(12)	Other Comprehensive Income (Loss)

The following table illustrates activity within the balances of AOCI by component:

(in thousands)	Net unrealized gains (losses) on available for sale debt securities	Net unrealized gains (losses) on cash flow hedges	Minimum pension liability adjustment	Total
Three months ended June 30, 2020
Balance, March 31, 2020	$7,123	$(302)	$(369)	$6,452
Net current period other comprehensive income (loss)	2,343	21	—	2,364
Balance, June 30, 2020	$9,466	$(281)	$(369)	$8,816

Three months ended June 30, 2019
Balance, March 31, 2019	$(2,536)	$234	$(211)	$(2,513)
Net current period other comprehensive income (loss)	3,827	(248)	—	3,579
Balance, June 30, 2019	$1,291	$(14)	$(211)	$1,066

(in thousands)	Net unrealized gains (losses) on available for sale debt securities	Net unrealized gains (losses) on cash flow hedges	Minimum pension liability adjustment	Total
Six months ended June 30, 2020
Balance, January 1, 2020	$1,085	$(39)	$(369)	$677
Net current period other comprehensive income (loss)	8,381	(242)	—	8,139
Balance, June 30, 2020	$9,466	$(281)	$(369)	$8,816

Six months ended June 30, 2019
Balance, January 1, 2019	$(5,330)	$408	$(220)	$(5,142)
Net current period other comprehensive income (loss)	6,621	(422)	9	6,208
Balance, June 30, 2019	$1,291	$(14)	$(211)	$1,066

(13)	Preferred Stock

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

The following table reflects net income (numerator) and average shares outstanding (denominator) for basic and diluted net income per share computations:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share data)	2020	2019	2020	2019
Net income	$13,368	$16,543	$26,600	$32,184

Weighted average shares outstanding - basic	22,560	22,689	22,538	22,675
Dilutive securities	179	260	199	273
Weighted average shares outstanding- diluted	22,739	22,949	22,737	22,948

Net income per share - basic	$0.59	$0.73	$1.18	$1.42
Net income per share - diluted	0.59	0.72	1.17	1.40

Certain SARs that were excluded from the EPS calculation because their impact was antidilutive were as follows:

	Three months ended		Six months ended
(in thousands)	June 30,		June 30,
	2020	2019	2020	2019
Antidilutive SARs	248	200	248	200

(15)	Stock-Based Compensation

The fair value of all stock-based awards granted, net of estimated forfeitures, is recognized as compensation expense over the respective service period.

At Bancorp's 2015 Annual Meeting of Shareholders, shareholders approved the 2015 Omnibus Equity Compensation Plan and authorized the shares available from the expiring 2005 plan for future awards under the 2015 plan. In 2018, shareholders approved an additional 500,000 shares for issuance under the plan. As of June 30, 2020, there were 397,000 shares available for future awards. The 2005 Stock Incentive Plan expired in April 2015 and SARs granted under this plan expire as late as 2025. The 2015 Stock Incentive Plan has no defined expiration date.

SAR Grants – SARs granted have a vesting schedule of 20% per year and expire ten years after the grant date unless forfeited due to employment termination.

Fair values of SARs are estimated at the date of grant using the Black-Scholes option-pricing model, a leading formula for calculating such value. This model requires the input of assumptions, changes to which can materially impact the fair value estimate. The following assumptions were used in SAR valuations at the grant date in each year:

Assumptions	2020	2019

Dividend yield	2.51%	2.52%
Expected volatility	20.87%	20.40%
Risk free interest rate	1.25%	2.55%
Expected life (in years)	7.1	7.2

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

PSU Grants – PSUs vest based upon service and a three-year performance period, which begins January 1 of the first year of the performance period. Because grantees are not entitled to dividend payments during the performance period, the fair value of these PSUs is estimated based upon the market value of the underlying shares on the date of grant, adjusted for non-payment of dividends. Grants require a one-year post-vesting holding period and the fair value of such grants incorporates a liquidity discount related to the holding period of 4.4% and 4.1% for 2020 and 2019.

RSU Grants – RSUs are only granted to non-employee directors, are time-based and vest 12 months after grant date. Because grantees are entitled to deferred dividend payments at the end of the vesting period, fair value of the RSUs equals market value of underlying shares on the date of grant.

In the first quarters of 2020 and 2019, Bancorp awarded 6,570 and 9,834 RSUs to non-employee directors of Bancorp with a grant date fair value of $270,000 and $247,000, respectively.

Bancorp utilized cash of $224,000 and $272,000 during the first six months of 2020 and 2019, respectively, for the purchase of shares upon the vesting of RSUs.

Bancorp has recognized stock-based compensation expense for SARs, RSAs and PSUs within compensation expense and RSUs for directors within other non-interest expense, as follows:

	Three months ended June 30, 2020
(in thousands)	Stock Appreciation Rights	Restricte Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$87	$317	$67	$505	$976
Deferred tax benefit	(18)	(67)	(14)	(106)	(205)
Total net expense	$69	$250	$53	$399	$771

	Three months ended June 30, 2019
(in thousands)	Stock Appreciation Rights	Restricte Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$86	$306	$83	$518	$993
Deferred tax benefit	(18)	(65)	(17)	(109)	(209)
Total net expense	$68	$241	$66	$409	$784

	Six months ended June 30, 2020
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$177	$643	$135	$838	$1,793
Deferred tax benefit	(37)	(135)	(28)	(177)	(377)
Total net expense	$140	$508	$107	$661	$1,416

	Six months ended June 30, 2019
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$170	$599	$164	$923	$1,856
Deferred tax benefit	(36)	(126)	(34)	(194)	(390)
Total net expense	$134	$473	$130	$729	$1,466

Detail of unrecognized stock-based compensation expense follows:

(in thousands) Year ended	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Remainder of 2020	$176	$636	$135	$1,182	$2,129
2021	304	1,090	1	952	2,347
2022	249	823	—	490	1,562
2023	174	580	—	—	754
2024	68	305	—	—	373
2025	9	29	—	—	38
Total estimated expense	$980	$3,463	$136	$2,624	$7,203

The following table summarizes SARs activity and related information:

								Weighted
					Weighted		Weighted	average
					average	Aggregate	average	remaining
		Exercise			exercise	intrinsic	fair	contractual
(in thousands, except per share data)	SARs	price			price	value(1)	value	life (in years)

Outstanding, January 1, 2019	731	$14.02	-	$40.00	$22.42	$8,422	$3.83	5.2
Granted	53	36.65	-	38.18	37.01	213	6.24
Exercised	(143)	14.02	-	22.96	15.99	3,025	3.47
Forfeited	—		—		—	—	—
Outstanding, December 31, 2019	641	$14.02	-	$40.00	$25.06	$10,250	$4.10	5.3

Outstanding, January 1, 2020	641	$14.02	-	$40.00	$25.06	$10,250	$4.10	5.3
Granted	48	37.30	-	37.30	37.30	140	5.80
Exercised	(12)	14.02	-	15.84	15.19	279	3.09
Forfeited	—		—		—	—	—
Outstanding, June 30, 2020	677	$15.24	-	$40.00	$26.10	$9,550	$4.24	5.2

Vested and exercisable	485	$15.24	-	$40.00	$21.87	$8,887	$3.62	3.9
Unvested	192	24.56	-	40.00	36.76	663	5.81	8.3
Outstanding, June 30, 2020	677	$15.24	-	$40.00	$26.10	$9,550	$4.24	5.2

Vested at June 30, 2020	57	$22.96	-	$40.00	$30.80	$537	$5.02

(1) - Intrinsic value for SARs is defined as the amount by which the current market price of the underlying stock exceeds the exercise or grant price.

The following table summarizes activity for RSAs granted to officers:

		Grant date
		weighted
(in thousands, except per share data)	RSAs	average cost

Unvested at January 1, 2019	110	$32.09
Shares awarded	40	34.88
Restrictions lapsed and shares released	(40)	28.74
Shares forfeited	(2)	35.36
Unvested at December 31, 2019	108	$34.31

Unvested at January 1, 2020	108	$34.31
Shares awarded	36	39.30
Restrictions lapsed and shares released	(38)	32.13
Shares forfeited	(1)	36.70
Unvested at June 30, 2020	105	$36.81

Shares expected to be awarded for PSUs granted to executive officers of Bancorp, the three-year performance period for which began January 1 of the award year, are as follows:

	Vesting		Expected
Grant	period	Fair	shares to
year	in years	value	be awarded
2018	3	$31.54	71,932
2019	3	32.03	43,603
2020	3	32.27	45,577

(16)	Derivative Financial Instruments

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

Bancorp had outstanding undesignated interest rate swap contracts as follows:

	Receiving		Paying
	June 30,	December 31,	June 30,	December 31,
(dollars in thousands)	2020	2019	2020	2019

Notional amount	$103,526	$99,000	$103,526	$99,000
Weighted average maturity (years)	7.9	8.2	7.9	8.2
Fair value	$9,895	$2,696	$9,914	$2,767

In 2015, Bancorp entered into an interest rate swap to hedge cash flows of a $20 million rolling fixed-rate three-month FHLB borrowing. The swap began December 9, 2015 and matures December 6, 2020. In 2016, Bancorp entered into an interest rate swap to hedge cash flows of a $10 million rolling fixed-rate three-month FHLB borrowing. The swap began December 6, 2016 and matures December 6, 2021. For purposes of hedging, rolling fixed rate advances are considered to be floating rate liabilities. Interest rate swaps involve exchange of Bancorp’s floating rate interest payments for fixed rate swap payments on underlying principal amounts. These swaps were designated and qualified, for cash-flow hedge accounting. For derivative instruments that are designated and qualify as cash flow hedging instruments, the effective portion of gains or losses is reported as a component of OCI, and is subsequently reclassified into earnings as an adjustment to interest expense in periods for which the hedged forecasted transaction impacts earnings.

The following table details the notional and fair value amounts of Bancorp’s derivative positions designated as cash flow hedges:

(dollars in thousands)
				Fair value
Notional	Maturity	Receive (variable)	Pay fixed	assets (liabilities)
amount	date	index	swap rate	June 30, 2020	December 31, 2019
$10,000	12/6/2021	US 3 Month LIBOR	1.89%	$(239)	$(45)
20,000	12/6/2020	US 3 Month LIBOR	1.79%	(130)	(6)
$30,000			1.82%	$(369)	$(51)

(17)	Regulatory Matters

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

Banking regulators have categorized the Bank as well-capitalized. The regulations in accordance with Basel III define “well capitalized” as a 6.5% Common Equity Tier 1 Risk-Based Capital ratio, an 8.0% Tier 1 Risk-Based Capital ratio, a 10.0% Total Risk-Based Capital ratio and a 5.0% Tier 1 Leverage ratio. Additionally, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, Bancorp and Bank must hold a capital conservation buffer composed of Common Equity Tier 1 Risk-Based Capital above their minimum risk-based capital requirements. The capital conservation buffer set forth by the Basel III regulatory capital framework was 2.5% of risk-weighted assets above the minimum risk based capital ratio requirements at June 30, 2020 and December 31, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the full amount of the buffer will result in restrictions on Bancorp’s ability to make capital distributions, including dividend payments and stock repurchases, and to pay discretionary bonuses to executive officers. At June 30, 2020 and December 31, 2019, Bancorp’s and the Bank’s risk-based capital exceeded the required capital conservation buffer.

Bancorp continues to exceed the regulatory requirements to be considered “well-capitalized” for Total Risk Based Capital, Common Equity Tier I Risk Based Capital, Tier I Risk Based Capital and Tier I Leverage. Bancorp and the Bank intend to maintain a capital position that meets or exceeds the well-capitalized requirements as defined by the FRB and the FDIC, in addition to the Capital Conservation Buffer. There are no conditions or events since June 30, 2020 that management believes have changed Bancorp’s well-capitalized status.

As permitted by the interim final rule issued on March 27, 2020 by the federal banking regulatory agencies, Bancorp elected the option to delay the estimated impact on regulatory capital related to the adoption of ASC 326 “Financial Instruments – Credit Losses,” or CECL, which was effective January 1, 2020. The initial impact of adoption of ASC 326, as well as 25% of the quarterly increases in the ACL subsequent to adoption of ASC 326 (collectively the “transition adjustments”) were declared to be delayed for two years. After two years, the cumulative amount of the transition adjustments will become fixed and will be phased out of the regulatory capital calculations evenly over a three-year period, with 75% recognized in year three, 50% recognized in year four and 25% recognized in year five. After five years, the temporary regulatory capital benefits will be fully reversed. Had Bancorp elected not to defer the regulatory capital impact of CECL, the post ASC 326 adoption capital ratios of Bancorp and the Bank would have exceeded the well-capitalized level.

Dividends paid by Bancorp are limited to, without prior regulatory approval, current year earnings and earnings less dividends paid during the preceding two years.

The following table sets forth consolidated Bancorp’s and the Bank’s risk based capital amounts and ratios:

(dollars in thousands)	Actual		Minimum for adequately capitalized		Minimum for well capitalized
June 30, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$446,117	13.50%	$264,297	8.00%	NA	NA
Bank	430,654	13.07	263,610	8.00	$329,512	10.00%

Common equity tier 1 risk-based capital
Consolidated	409,251	12.39	148,667	4.50	NA	NA
Bank	393,788	11.95	148,280	4.50	214,183	6.50

Tier 1 risk-based capital (1)
Consolidated	409,251	12.39	198,223	6.00	NA	NA
Bank	393,788	11.95	197,707	6.00	263,610	8.00

Leverage (2)
Consolidated	409,251	9.50	172,277	4.00	NA	NA
Bank	393,788	9.15	172,124	4.00	215,155	5.00

(dollars in thousands)	Actual		Minimum for adequately capitalized		Minimum for well capitalized
December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$418,460	12.85%	$260,448	8.00%	NA	NA
Bank	396,299	12.20	259,823	8.00	$324,778	10.00%

Common equity tier 1 risk-based capital
Consolidated	391,319	12.02	146,502	4.50	NA	NA
Bank	369,158	11.37	146,150	4.50	211,106	6.50

Tier 1 risk-based capital (1)
Consolidated	391,319	12.02	195,336	6.00	NA	NA
Bank	369,158	11.37	194,867	6.00	259,823	8.00

Leverage (2)
Consolidated	391,319	10.60	147,733	4.00	NA	NA
Bank	369,158	10.67	138,392	4.00	172,990	5.00

(1)     Ratio is computed in relation to risk-weighted assets.

(2)     Ratio is computed in relation to average assets.

NA – Not Applicable

(18)	Segments

Bancorp’s principal activities include commercial banking and WM&T. Commercial banking provides a full range of loan and deposit products to individual consumers and businesses. Commercial banking also includes Bancorp’s mortgage banking and investment products sales activity. WM&T provides custom-tailored financial planning, investment management, company retirement plan management, retirement planning, trust and estate services in all markets in which Bancorp operates. The magnitude of WM&T revenue distinguishes Bancorp from other community banks of similar asset size.

Financial information for each business segment reflects that which is specifically identifiable or allocated based on an internal allocation method. Income taxes are allocated based on the effective federal income tax rate adjusted for any tax-exempt activity. All tax-exempt activity and provision have been allocated fully to the commercial banking segment. Measurement of performance of business segments is based on the management structure of Bancorp and is not necessarily comparable with similar information for any other financial institution. Information presented is also not necessarily indicative of the segments’ operations if they were independent entities.

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

Selected financial information by business segment follows:

	Three months ended June 30, 2020			Three months ended June 30, 2019

(dollars in thousands)	Commercial Banking	WM&T	Total	Commercial Banking	WM&T	Total

Net interest income	$33,443	$85	$33,528	$30,718	$84	$30,802
Provision for credit losses	5,550	—	5,550	—	—	—
Wealth management and trust services	—	5,726	5,726	—	5,662	5,662
All other non-interest income	6,896	—	6,896	6,562	—	6,562
Non-interest expenses	21,763	3,121	24,884	22,286	3,167	25,453
Income before income tax expense	13,026	2,690	15,716	14,994	2,579	17,573
Income tax expense	1,764	584	2,348	471	559	1,030
Net income	$11,262	$2,106	$13,368	$14,523	$2,020	$16,543

Segment assets	4,330,893	$3,640	$4,334,533	3,460,040	$3,783	$3,463,823

	Six months ended June 30, 2020			Six months ended June 30, 2019

(dollars in thousands)	Commercial Banking	WM&T	Total	Commercial Banking	WM&T	Total

Net interest income	$65,804	$170	$65,974	$60,326	$160	$60,486
Provision for credit losses	11,100	—	11,100	600	—	600
Wealth management and trust services	—	11,944	11,944	—	11,101	11,101
All other non-interest income	13,214	—	13,214	12,131	—	12,131
Non-interest expenses	42,401	6,433	48,834	41,865	6,200	48,065
Income before income tax expense	25,517	5,681	31,198	29,992	5,061	35,053
Income tax expense	3,365	1,233	4,598	1,771	1,098	2,869
Net income	$22,152	$4,448	$26,600	$28,221	$3,963	$32,184

Segment assets	4,330,893	$3,640	$4,334,533	3,460,040	$3,783	$3,463,823

(19)	Revenue from Contracts with Customers

All of Bancorp’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The table below presents Bancorp’s sources of non-interest income with items outside the scope of ASC 606 noted as such:

	Three months ended June 30, 2020			Three months ended June 30, 2019

(dollars in thousands)	Commercial Banking	WM&T	Total	Commercial	WM&T	Total
Wealth management and trust services	$—	$5,726	$5,726	$—	$5,662	$5,662
Deposit service charges	800	—	800	1,260	—	1,260
Debit and credit card income	2,063	—	2,063	2,168	—	2,168
Treasury management fees	1,249	—	1,249	1,202	—	1,202
Mortgage banking income(1)	1,622	—	1,622	760	—	760
Net investment product sales commissions and fees	391	—	391	364	—	364
Bank owned life insurance(1)	176	—	176	184	—	184
Other(2)	595	—	595	624	—	624
Total non-interest income	$6,896	$5,726	$12,622	$6,562	$5,662	$12,224

	Six months ended June 30, 2020			Six months ended June 30, 2019

(Dollars in thousands)	Commercial Banking	WM&T	Total	Commercial	WM&T	Total
Wealth management and trust services	$—	$11,944	$11,944	$—	$11,101	$11,101
Deposit service charges	2,083	—	2,083	2,438	—	2,438
Debit and credit card income	4,043	—	4,043	3,912	—	3,912
Treasury management fees	2,533	—	2,533	2,359	—	2,359
Mortgage banking income(1)	2,468	—	2,468	1,210	—	1,210
Net investment product sales commissions and fees	857	—	857	720	—	720
Bank owned life insurance(1)	355	—	355	362	—	362
Other(2)	875	—	875	1,130	—	1,130
Total non-interest income	$13,214	$11,944	$25,158	$12,131	$11,101	$23,232

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

Bancorp earns fees from its deposit customers for transaction-based, account management and overdraft services. Transaction-based fees, which include services such as ATM use fees, stop payments fees and ACH fees, are recognized at the time the transaction is executed, as that is when the company fulfills the performance obligation. Account management fees are earned over the course of a month and charged in the month in which the services are provided.

Treasury management transaction fees are recognized at the time the transaction is executed, as that is when the company fulfills the performance obligation. Account management fees are earned over the course of a month and charged in the month in which the services are provided. Treasury management fees are withdrawn from customers’ account balances.

WM&T provides customers fiduciary and investment management services as agreed upon in asset management contracts. The contracts require WM&T to provide a series of distinct services for which fees are earned over time. The contracts are cancellable upon demand with fees typically based upon the asset value of investments. Revenue is accrued and recognized monthly based upon month-end asset values and collected from the customer predominately in the following month except for a small percentage of fees collected quarterly. Incentive compensation related to WM&T activities is considered a cost of obtaining the contract. Contracts between WM&T and clients do not permit performance-based fees and accordingly, none of the fee income earned by WM&T is performance-based. Trust fees receivable were $2.1 million as of both June 30, 2020 and December 31, 2019.

Investment products sales commissions and fees represent the Bank’s share of transaction fees and wrap fees resulting from investment services and programs provided through an agent relationship with a third party broker-dealer. Transaction fees are assessed at the time of the transaction. Those fees are collected and recognized on a monthly basis. Trailing fees are based upon market values and are assessed, collected and recognized on a quarterly basis. Because the Bank acts as an agent in arranging the relationship between the customer and third party provider, and does not control the services rendered, investment product sales commissions and fees are reported net of related costs, including nominal incentive compensation, and trading activity charges of $283,000 and $258,000 for the six month periods ended June 30, 2020 and 2019.

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

Bancorp did not establish any contract assets or liabilities as a result of adopting ASC 606, nor were any recognized during the six-month period ending June 30, 2020.

(20)	Leases

Bancorp has operating leases for various branch locations with terms ranging from one month to 13 years, some of which include options to extend the leases in five-year increments. Options reasonably expected to be exercised are included in determination of the right-of-use asset. Bancorp elected the practical expedient to expense short-term lease obligations associated with leases with original terms of 12 months or less. Bancorp elected not to separate non-lease components from lease components for its operating leases. The right-of-use lease asset and operating lease liability are recorded in premises and equipment and other liabilities on the consolidated balance sheet.

Balance sheet, income statement and cash flow detail regarding operating leases follows:

(in thousands)
Balance Sheet	June 30, 2020	December 31, 2019

Operating lease right-of-use assets	$11,547	$12,737
Operating lease liabilities	12,992	14,369

Weighted average remaining lease term	9.0	9.4
Weighted average discount rate	3.50%	2.46%

Maturities of lease liabilities:
One year or less	$986	$1,964
Year 2	1,916	1,915
Year 3	1,930	1,930
Year 4	1,972	1,972
Year 5	1,781	1,781
Greater than 5 years	6,619	6,619
Total lease payments	$15,204	$16,181
Less imputed interest	2,212	1,812
Total lease liabilities	$12,992	$14,369

(in thousands)	Three months ended	Three months ended
Income Statement	June 30, 2020	June 30, 2019
Components of lease expense:
Operating lease cost	$473	$489
Variable lease cost	45	24
Less sublease income	25	13
Total lease cost	$493	$500

(in thousands)	Six months ended	Six months ended
Income Statement	June 30, 2020	June 30, 2019
Components of lease expense:
Operating lease cost	$943	$997
Variable lease cost	87	63
Less sublease income	38	27
Total lease cost	$992	$1,033

(in thousands)	Six months ended	Six months ended
Cash flow Statement	June 30, 2020	June 30, 2019
Supplemental cash flow information:
Operating cash flows from operating leases	$790	$694

As of June 30, 2020, Bancorp had not entered into any lease agreements that had yet to commence.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The consolidated financial statements include the accounts of Stock Yards Bancorp, Inc. and its wholly owned subsidiary, SYB, collectively referred to as “Bancorp” or the “Company.” All significant inter-company transactions and accounts have been eliminated in consolidation.

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

●	changes in or forecasts of future political and economic conditions;
●	accuracy of assumptions and estimates used in establishing the ACL on loans and other estimates;
●	impairment of investment securities, goodwill, other intangible assets or DTAs;
●	ability to effectively navigate an economic slowdown or other economic or market disruption;
●	changes in laws and regulations or the interpretation thereof;
●	changes in fiscal, monetary, and/or regulatory policies;
●	changes in tax polices including but not limited to changes in federal and state statutory rates;
●	behavior of securities and capital markets, including changes in market volatility and liquidity;
●	ability to effectively manage capital and liquidity;
●	long-term and short-term interest rate fluctuations, as well as the shape of the U.S. Treasury yield curve;
●	the magnitude and frequency of changes to the FFTR implemented by the Federal Open Market Committee of the FRB;
●	competitive product and pricing pressures;
●	projections of revenue, expenses, capital expenditures, losses, EPS, dividends, capital structure, etc.;

●	descriptions of plans or objectives for future operations, products, or services;
●	changes in the credit quality of Bancorp’s customers and counterparties, deteriorating asset quality and charge-off levels;
●	changes in technology instituted by Bancorp, its counterparties or competitors;
●	changes to or the effectiveness of Bancorp’s overall internal control environment;
●	adequacy of Bancorp’s risk management framework, disclosure controls and procedures and internal control over financial reporting;
●	changes in applicable accounting standards, including the introduction of new accounting standards;
●	changes in investor sentiment or consumer spending or savings behavior;
●	ability to appropriately address social, environmental and sustainability concerns that may arise from business activities;
●	integration of acquired businesses or future acquisitions;
●

occurrence of natural or man-made disasters or calamities, including health emergencies, the spread of infectious diseases, pandemics or outbreaks of hostilities, and Bancorp’s ability to deal effectively with disruptions caused by the foregoing;

●	ability to maintain the security of its financial, accounting, technology, data processing and other operational systems and facilities;
●	ability to withstand disruptions that may be caused by any failure of its operational systems or those of third parties;
●	ability to effectively defend itself against cyberattacks or other attempts by unauthorized parties to access information of Bancorp or its customers or to disrupt systems; and
●	other risks and uncertainties reported from time to time in Bancorp’s filings with the SEC, including Part II Item 1A “Risk Factors.”

Acquisition of King Bancorp, Inc. and its wholly owned subsidiary King Southern Bank

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

As a result of the completion of the acquisition, Bancorp incurred pre-tax transaction charges totaling $1.3 million predominantly during the second quarter of 2019. Net income from the acquisition was accretive to Bancorp’s overall operating results beginning with the third quarter of 2019. Effective March 31, 2020, management finalized the fair values of the acquired assets and assumed liabilities in advance of the 12-month post acquisition date, as allowed by GAAP.

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

WM&T provides custom-tailored financial planning, investment management, company retirement plan management, retirement planning, trust and estate services in all markets in which Bancorp operates. The magnitude of WM&T revenue distinguishes Bancorp from other community banks of similar asset size.

Overview – Impact of the COVID-19 Pandemic on Financial Condition and Results of Operations

The COVID-19 pandemic in the U.S. and efforts to contain it have had a complex and significant adverse impact on the economy, the banking industry and Bancorp. The impact on future fiscal periods is subject to a high degree of uncertainty.

On March 11, 2020, the World Health Organization declared COVID-19 to be a global pandemic, indicating that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. The spread of the outbreak has caused significant disruptions in the U.S. economy and has disrupted banking and other financial activity in the markets in which Bancorp operates. While some industries have been impacted more severely than others, all businesses have been impacted to some degree. This disruption resulted in the initial shuttering of non-essential businesses across most of the country, significant job loss, and aggressive measures by the federal government. While there has been some phased-in re-opening of commerce that began in the second quarter, unemployment levels have remained elevated.

In response to the above, Congress, the President and regulatory agencies took action designed to lessen the economic fallout. Most notably, the CARES Act was signed into law at the end of March. The goal of the CARES Act was to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors.

The CARES Act, established the SBA PPP to provide loans for eligible businesses/not-for-profits with the focus on job retention and certain operating expenses. Portions of these loans qualify for forgiveness for payroll costs, mortgage interest, rent and utilities during the 24-week period beginning with the date of the loan. Loans funded through the PPP are fully guaranteed by the U.S. government.

The CARES Act permits financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 and is intended to provide interpretive guidance as to conditions that would constitute a short-term modification that would not meet the definition of a TDR. This includes the following (i) the loan modification is made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the coronavirus emergency declaration, and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. Bancorp is applying this guidance to qualifying loan modifications and has implemented modifications meeting these conditions Federal bank regulatory authorities also issued guidance to encourage banks to make loan modifications for borrowers affected by COVID-19 and to assure banks that they will not be criticized by examiners for doing so.

The PPP directly impacted Bancorp’s financial condition and results of operations for the three and six months ended June 30, 2020 as follows:

●	During the second quarter of 2020, 3,250 loans totaling $647 million were originated, with the PPP portfolio representing 18% of total loans outstanding at June 30, 2020.

●

While the PPP was primarily offered to Bancorp’s customer base to limit fraud risk, Bancorp added approximately 350 new relationship prospects that have begun the process of migrating over their full commercial banking relationship.

●

With origination fees ranging between 1% and 5% based on the size of the loan, Bancorp received $20 million in origination fees from the SBA that will be recognized over the term of the loans (predominantly 24 months).

●

Approximately $3.4 million in interest and fee income was recognized during the three months ended June 30, 2020. While this had a positive impact to interest income and net interest income, the 1% stated yield on the PPP portfolio negatively impacted the overall loan portfolio yield and NIM.

●	Based on the 100% SBA guarantee of PPP loans, Bancorp did not reserve for potential losses within the ACL on these loans.

●	Bancorp experienced a significant increase in deposit balances (both average and ending) directly related to customers who originated PPP loans.

●	A portion of Bancorp’s customer base paid down existing operating C&I lines of credit in part with excess liquidity resulting from PPP loans, a sign of the strength of certain borrowers.

●

Bancorp relied on deposit growth in addition to excess cash on hand to fund the PPP loans with no reliance placed on external funding sources. Maintaining excess liquidity related to the PPP loan portfolio contributed to overall NIM compression.

●

With regard to Bancorp’s compensation expense, the origination of the PPP loans led to elevated levels of deferred salary costs with the offset to deferred loan fees and amortized over the term of the related loans.

●

Consistent with the historic decline in credit utilization coupled with the adoption of ASC-326, Bancorp incurred a significant increase in reserves for off-balance sheet credit exposures recorded as a component of non-interest expenses.

●

Bancorp’s leverage ratio, which consists of tier-1 capital divided by adjusted quarterly average assets, was negatively impacted by the outsized balance sheet growth attributed to PPP participation. This will normalize over time, as PPP loans pay-off early or ultimately mature. Bancorp and the Bank remained “well capitalized” in all other capital ratios at June 30, 2020.

Other pandemic-related impacts to Bancorp’s financial condition and results of operations for the three and six months ended June 30, 2020 as follows:

●	As previously disclosed, on March 16, 2020, the FRB responded to the pandemic by lowering the FFTR to a range of 0% - 0.25% resulting in Prime dropping to 3.25%.

●

Loan loss provisioning for the second quarter of 2020 was significantly impacted by the economic crisis and corresponding impact on national unemployment forecast adjustments within the CECL model, changes in the loan mix and the addition of a large specific reserve during the second quarter.

●	Bancorp deferred either the full loan payment or the principal only portion of respective loan payments for 90 or 180 days for some borrowers directly impacted by the pandemic. As of June 30, 2020, Bancorp executed 1,100 of full payment deferrals (predominantly 3 months) on outstanding loan balances of $502 million - representing 18% of the loan portfolio (excluding PPP loans). Approximately 85% of the total deferrals processed (in terms of dollars) occurred in the month of April, with the subsequent pace slowing significantly. Pursuant to the CARES Act, these loan deferrals were not classified as TDRs and not included in non-performing loan statistics. Subsequent to the end of the second quarter and through the end of July, a significant portion of the deferred loan portfolio returned to full paying status. As of July 31, 2020, Bancorp estimates that 10% of the total loan portfolio (excluding PPP loans) remained in full payment deferment status. Bancorp is monitoring loan modification expirations daily and anticipates the potential for more customers to return to full payment status over the next two months as their initial deferral period ends. While the modifications themselves did not trigger a loan risk rating downgrade, if the impact of COVID-19 continues, borrower operations do not improve or if other negative events occur, such modified loans could transition to potential problem loans or into problem loans.

●	Deposit balance for both commercial customers who received PPP funding and those that did not were elevated at June 30, 2020 based on the deferment of tax payments.

●

Consistent with the industry, deposit service charges and debit/credit card income were impacted by pandemic driven changes in customer behavior. This led to among other things, lower transaction volumes and types of spending during April and May with June showing notable improvement for the quarter.

●	Bancorp did not incur material non-interest expenses related to the execution of its pandemic plan first placed in service in March.

o	During the second quarter of 2020, debit/credit card processing expense declined directionally consistent with the decline in revenue noted above.

o

Marketing and business development expenses include all costs associated with promoting Bancorp, community support, retaining customers and acquiring new business. Marketing and business development expenses decreased sharply during the second quarter corresponding directly with less physical customer interaction as a result of the pandemic.

In tandem with the declaration of the global pandemic, Bancorp invoked its Board approved pandemic plan, which included timely communication to employees, implementing remote work arrangements to the full extent possible, separating individual departments, operating select branch lobbies by appointment only, fully staffing all branch drive-thru lanes, communicating with and encouraging our customers to use Bancorp’s free self-service tools such as ITMs/ATMs, online banking, mobile banking and bill pay and actively promoting social distancing in all aspects of business.

Bancorp has focused first on the well-being of its employees, customers and communities during this time. Preventative health measures were put in place and many employees worked remotely for the majority of the second quarter. Bancorp also established social distancing precautions for all employees in the office and customers visiting branches, preventative cleaning at offices and branches, and eliminated business related travel. Towards the end of the second quarter, Bancorp began returning employees to the office pursuant to new health and safety procedures and in accordance with guidance from the CDC and local authorities, including regular symptom checks, requiring cloth face coverings, increasing physical space between employees, and requiring employees with symptoms associated with COVID-19 or potential exposure to quarantine away from the office. Bancorp implemented business continuity measures as necessary throughout the pandemic including monitoring potential business interruptions. Bancorp has not incurred material expense related to executing the pandemic plan and no material operational or internal control challenges or risks have been identified to date.

Bancorp has taken measures both to support customers affected by the pandemic and to maintain strong asset quality, including:

●	Assisting business customers through PPP and other government sponsored loan products
●	Tightening underwriting standards
●	Monitoring portfolio risk and related mitigation strategies by segments
●	Limiting originations to higher risk industries and customers including, but not limited to, transportation, travel, hospitality, entertainment, and retail
●	Proactively contacting customers in order to assess credit situations and needs and develop long-term contingency financial plans
●	Offering flexible repayment options to current customers and a streamlined loan modification process, when appropriate

Management continues to meet regularly to anticipate and respond to any future pandemic interruptions or developments. Bancorp has not incurred any significant challenges to its ability to maintain its systems and controls in light of the measures taken to prevent the spread of COVID-19 and has not incurred significant resource constraints through the implementation of its business continuity plans and does not anticipate incurring such in the future. Bancorp has not made, and at this time does not expect to make, any material staffing or compensation changes as a result of the pandemic.

Overview – Operating Results (FTE)

The following table presents an overview of Bancorp’s financial performance for the three months ended June 30, 2020 and 2019:

Three months ended June 30, (dollars in thousands, except per share data)	2020	2019	$ Change		% Change

Net income	$13,368	$16,543	$(3,175)		-19%
Diluted earnings per share	$0.59	$0.72	$(0.13)		-18%
Annualized return on average assets	1.25%	1.93%	(68	) bps	-35%
Annualized return on average equity	12.90%	17.40%	(450	) bps	-26%

Additional discussion follows under the section titled “Results of Operations.”

General highlights for the three months ended June 30, 2020 compared to June 30, 2019:

●

Net income totaled $13.4 million, resulting in diluted EPS of $0.59, an 18% decline over $0.72 for the same period of 2019, the latter of which included a $2.4 million favorable non-recurring tax adjustment related to a Kentucky tax law change that equated to $0.11 per diluted share in addition to significant acquisition deal costs that equated to $0.05 per diluted share.

●

NIM decreased 54 bps to 3.27% for the three months ended June 30, 2020 compared to 3.81% for the same period in 2019 consistent with the large decline in interest rates led by the FRB, the significant addition of the low yielding PPP loan portfolio and excess balance sheet liquidity; offset by strong average quarter over prior quarter loan growth (excluding PPP loans) and the strategic lowering of stated deposit interest rates and CD offering rates in tandem with the FRB interest rate actions.

●

Despite the decline in NIM, net interest income increased $2.7 million, or 9%, for the three months ended June 30, 2020 compared to the same period in 2019 based on the fee income recognized associated with the PPP portfolio and significant benefit from the strategic lowering of stated deposit rates.

●

Total loans (excluding PPP loans) contracted $103 million during the second quarter of 2020. C&I loan balances led the decline, falling $119 million. Average loans (excluding PPP loans) increased 8% for the three months ended June 30, 2020 compared to the same period in 2019, driven by strong organic loan growth within Bancorp’s three markets over the previous 12 months in addition to the May 2019 acquisition.

●

Both ending and quarterly average deposit balances ended at record levels at June 30, 2020, primarily as a result of PPP funding in addition to higher levels of liquidity held by customers attributable to current economic uncertainty.

●

The quarter ended June 30, 2020 was the second in which Bancorp accounted for credit losses under ASC 326, or CECL. Despite continued minimal net charge-offs and overall strong credit metrics, significant provisioning occurred based on the economic crisis and corresponding impact on national unemployment forecast adjustments within the CECL model, changes in the loan mix and the addition of a large specific reserve during the second quarter totaling $2 million related to one CRE customer. Consistent with the significant decline in line utilization (mainly C&I) experienced in the second quarter of 2020, Bancorp also recorded $1.5 million in additional non-interest expense related to credit exposure for unfunded off-balance sheet commitments. At June 30, 2020, approximately $6 million was accrued within other liabilities related to off balance sheet exposures.

●

Bancorp’s ACL to total loans was 1.38% at June 30, 2020, compared to 1.43% at March 31, 2020 and 0.94% at December 31, 2019. Bancorp’s ACL to total loans (excluding PPP loans) rose to 1.68% at June 30, 2020.

●	Non-interest income increased 3% for the three months ended June 30, 2020 compared to the same period in 2019:
o	Despite economic uncertainty and market volatility, WM&T income increased for the quarterly comparison.
o	As noted above, deposit service charges and debit/credit card income were negatively impacted by the pandemic during the quarter.
o

The Treasury Management department was able to overcome the significant decline in pandemic related transaction volume with new product sales and expansion within its customer base. The demand for treasury products has increased during the pandemic, as these products allow customers to operate more efficiently in a decentralized environment.

o	The sustained low interest rate environment led to elevated mortgage refinancing activity and record mortgage banking results.
●

Bancorp’s efficiency ratio (FTE) for the three months ended June 30, 2020, was 53.87% compared with 59.08% for the same period in 2019, the latter of which included $1.3 million in one-time deal costs associated with an acquisition.

●

Non-interest expenses remained well-controlled and declined 2% for the three months ended June 30, 2020 compared to the same period in 2019 despite the addition of branches, personnel and increased provisioning for off-balance sheet credit exposures.

●

The ETR increased to 14.9% for the three months ended June 30, 2020 from 5.9% for the same period in 2019. The second quarter of 2019 reflected a $2.4 million non-recurring state tax adjustment related to Kentucky tax law changes.

The following table presents an overview of Bancorp’s financial performance for the six months ended June 30, 2020 and 2019:

Six months ended June 30, (dollars in thousands, except per share data)	2020	2019	$ Change		% Change

Net income	$26,600	$32,184	$(5,584)		-17%
Diluted earnings per share	$1.17	$1.40	$(0.23)		-16%
Annualized return on average assets	1.33%	1.93%	(60	) bps	-31%
Annualized return on average equity	13.04%	17.25%	(421	) bps	-24%

Additional discussion follows under the section titled “Results of Operations.”

General highlights for the six months ended June 30, 2020 compared to June 30, 2019:

●

The momentum associated with a record 2019 was halted late in the first quarter by the COVID-19 pandemic. Uncertain economic conditions, a substantially lower interest rate environment and government stimulus action have had a significant impact on Bancorp’s results, mainly during the second quarter of 2020 as detailed in the previous section of the document.

●

Effective January 1, 2020, Bancorp began accounting for credit losses under ASC 326, or CECL. The adoption of this standard increased the opening balance of the ACL on loans by $8.2 million and reserve for off-balance sheet exposures by $3.5 million as of January 1. The adoption entries reduced Bancorp’s retained earnings on a tax-effected basis of $8.8 million, with no impact on earnings. In addition, on January 1, 2020, the amortized cost basis of the PCD loans were adjusted upwards to reflect the addition of $1.6 million of the ACL on loans.

●

Net income totaled $26.6 million for the six months ended June 30, 2020, resulting in diluted EPS of $1.17, a 16% decline from the same period in 2019, the latter of which included $3.8 million in non-recurring tax adjustments related to two Kentucky tax law changes that equated to $0.17 per diluted share in addition to significant acquisition deal costs, which equated to $0.05 per diluted share.

●

The FRB has lowered the FFTR five times since June 30, 2019, resulting in a combined 225 bps decrease in the FFTR over the last 12 months. The most recent of these cuts occurred in mid-March 2020, when the FRB lowered the FFTR to a range of 0% - 0.25% in response to the pandemic - the lowest level seen since late 2015. Bancorp has lowered the stated rate of interest-bearing deposit account types and CD offering rates in tandem with these cuts and further decreases in the interest rate environment.

●

NIM decreased 38 bps to 3.47% for the six months ended June 30, 2020 compared to 3.85% for the same period in 2019 consistent with the lowering of the FFTR, the PPP portfolio and excess balance sheet liquidity; offset by strong average year over prior year loan growth (excluding PPP loans) and the strategic lowering of stated deposit interest rates and CD offering rates in tandem with FRB interest rate actions.

●

Despite the decline in NIM, net interest income increased $5.5 million, or 9%, for the six months ended June 30, 2020 compared to the same period in 2019 based on the fee income recognized associated with the PPP portfolio and significant benefit from the strategic lowering of stated deposit rates.

●

Total loans (excluding PPP loans) contracted $11 million during the first six months of 2020, with the second quarter decline completely reversing the first quarter growth of $92 million fueled by robust and record first quarter production. During 2020, a $67 million increase in the CRE portfolio was offset by a $74 million decline in the C&I portfolio – primarily operating lines of credit.

●	Despite flat line of credit usage for the first quarter of 2020, usage declined significantly to 39% at June 30, 2020 compared to 48% at June 30, 2019.
●

Both ending and year to date average deposit balances ended at record levels at June 30, 2020, primarily as a result of PPP funding in addition to higher levels of liquidity held attributable to current economic uncertainty.

●

Despite continued minimal net charge-offs and overall strong credit metrics, significant provisioning occurred based on the economic crisis and corresponding impact on national unemployment forecast adjustments within the CECL model, changes in the loan mix and the addition of a large specific reserve during the second quarter totaling $2 million related to one CRE relationship. Consistent with the significant decline in line utilization (mainly C&I), Bancorp also recorded $1.9 million in additional non-interest expense related to credit exposure for unfunded off-balance sheet commitments, with $1.5 million of the expense recorded in the second quarter of 2020. At June 30, 2020, approximately $6 million was accrued within other liabilities related to off balance sheet exposures.

●	Bancorp’s ACL to total loans was 1.38% at June 30, 2020, compared to 0.94% at December 31, 2019. Bancorp’s ACL to total loans (excluding PPP loans) was 1.68% at June 30, 2020.
●

Non-interest income increased 8%, for the six months ended June 30, 2020 compared to the same period in 2019 led by mortgage banking and WM&T income. The sustained low interest rate environment has continued to incentivize record mortgage refinancing activity and WM&T income was boosted by a large non-recurring estate fee collected in the first quarter of 2020. Card income and treasury management fees also continued to stand out as diversifying revenue streams, representing a combined 26% of total non-interest income.

●

Bancorp’s efficiency ratio (FTE) for the six months ended June 30, 2020 was 53.53% compared with 57.34% for the same period in 2019, the latter of which included $1.3 million in one-time deal costs associated with an acquisition closed in the prior year.

●

Non-interest expenses, which have remained well-controlled, increased 2%, for the six months ended June 30, 2020 compared to the same period in 2019 despite the addition of branches, personnel and other expenses related to the May 2019 acquisition and increased provisioning for off-balance sheet credit exposures.

●

The ETR increased to 14.7% for the six months ended June 30, 2020 from 8.2% for the same period in 2019, the latter of which reflected $4.0 million in non-recurring tax adjustments related to two Kentucky tax law changes.

●

TCE is a measure of a company’s capital, which is useful in evaluating the quality and adequacy of capital. Bancorp’s ratio of TCE to total tangible assets was 9.39% as of June 30, 2020, compared with 10.55% at December 31, 2019 and 10.85% at June 30, 2019. The fluctuation from December 31, 2019 to June 30, 2020 was driven by asset growth (mainly PPP loans), the change in AOCI and CECL related adjustments. See the section titled “Non-GAAP Financial Measures” for reconcilement of non-GAAP to GAAP measures.

Results of Operations

Net Interest Income - Overview

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

Comparative information regarding net interest income follows:

As of and for the three months ended June 30,			Variance
(dollars in thousands)	2020	2019	2020 / 2019

Net interest income	$33,528	$30,802	8.9%
Net interest spread	3.10%	3.47%	(37	) bps
Net interest margin	3.27%	3.81%	(54	) bps
Average interest earning assets	$4,124,046	$3,244,941	27.1%

As of and for the six months ended June 30,			Variance
(dollars in thousands)	2020	2019	2020 / 2019

Net interest income	$65,974	$60,486	9.1%
Net interest spread	3.27%	3.52%	(25	) bps
Net interest margin	3.47%	3.85%	(38	) bps
Average interest earning assets	$3,823,598	$3,173,069	20.5%

The discussion that follows is based on FTE data.

NIM and net interest spread calculations above exclude the sold portion of certain participation loans. These sold loans are on Bancorp’s balance sheet as required by GAAP because Bancorp retains some form of effective control; however, Bancorp receives no interest income on the sold portion. These participation loans sold are excluded from analysis, as Bancorp believes it provides a more accurate depiction of the performance of its loan portfolio.

Bancorp’s loan portfolio is currently composed of approximately 71% fixed and 29% variable rate loans, with the fixed rate portfolio pricing based on a spread to the five-year treasury curve at the time of origination and the variable portion pricing based on an on-going spread to Prime (approximately 60%) or one month LIBOR (approximately 40%). Bancorp’s loan portfolio (excluding PPP loans) at June 30, 2020 was composed of approximately 65% fixed and 35% variable rate loans with the fluctuation in the C&I portfolio driving down variable rate concentration for the quarter.

The FRB has lowered the FFTR five times since June 30, 2019, resulting in a combined 225 bps decrease in the FFTR over the last 12 months. The most recent of these cuts came in mid-March 2020 when the FRB lowered the FFTR to a range of 0% - 0.25% in response to the COVID-19 pandemic, the lowest level seen since late 2015. The following table details the volatility experienced within the interest rate environment over the past several months by comparing period end and quarterly average rates:

	June 30,	March 31,	December 31,	June 30,	March 31,
	2020	2020	2019	2019	2019

Five-year Treasury note - period end	0.29%	0.37%	1.69%	1.76%	2.23%
Five-year Treasury note - quarterly average	0.36%	1.14%	1.61%	2.12%	2.46%
Prime rate - period end	3.25%	3.25%	4.75%	5.50%	5.50%
Prime rate - quarterly average	3.25%	4.40%	4.83%	5.50%	5.50%
One-month LIBOR - period end	0.16%	0.99%	1.79%	2.40%	2.49%
One-month LIBOR - quarterly average	0.35%	1.40%	2.22%	2.44%	2.50%

Bancorp has lowered the stated rate of interest-bearing deposit account types and CD offering rates in tandem with the above-mentioned FRB interest rate actions and managed to fully offset the decline in loan yields associated with the first two FFTR rate reductions, which occurred in August and September of 2019. The subsequent rate cuts in October 2019, and to a greater extent in March of 2020, have resulted in significant NIM compression, as further deposit rate reductions have not been able to fully off-set the decline in loan yields. As of June 30, 2020, current deposit rates are at or below rates offered during the Great Recession.

The short end of the treasury yield curve at both March 31, 2020 and June 30, 2020 mirrored what was experienced during the Great Recession with the long end, particularly the five-year treasury, dramatically lower. While the curve normalized during the first quarter of 2020, the steep decline/inversion of the treasury curve that began in the second quarter of 2019 has led to intense pricing pressure and stiff competition over this period. With 60% of the variable rate loan portfolio tied to Prime and the majority with floor rates of 4.00%, short-term rates would have to increase over 75 bps for these loans to move above their floor rates given Prime is at 3.25% as of June 30, 2020. Beyond potential ongoing pricing pressure/competition and the absolute low level of rates, the current economic outlook and prospects of a sustained zero-rate environment continues to pose challenges regarding potential ongoing NIM compression.

Net Interest Income – Three months ended June 30, 2020 compared to June 30, 2019

Net interest spread and NIM were 3.10% and 3.27%, for the three months ended June 30, 2020 compared to 3.47% and 3.81% for the same period in 2019. NIM during the three months ended June 30, 2020 was significantly impacted by:

●	The lowering of the FFTR between August 2019 and mid-March 2020, ending at a range of 0% - 0.25% resulting in Prime dropping to 3.25%.
●	PPP loan originations during the second quarter of 2020, with significant concentration during the month of April.
●	The strategic lowering of stated deposit interest rates and CD offering rates over the past 12 months in tandem with FRB interest rate actions.
●	Strong average loan growth (excluding PPP loans) related to both a prior year acquisition and organic growth.
●	Excess balance sheet liquidity.

During the second quarter of 2020, 3,250 PPP loans totaling $647 million were originated, with the portfolio representing 18% of total loans outstanding at June 30, 2020. Origination fees ranged between 1% and 5% based on the size of the loan with the average fee equating to 3.12%. During the three months ended June 30, 2020, Bancorp received $20 million in origination fees from the SBA and recognized $2.1 million in fee income. While this had a positive impact to interest and fee income and net interest income, the 1% stated yield on the PPP portfolio negatively impacted the overall loan portfolio (excluding PPP loans) yield and NIM by 27 bps and 11 bps, respectively. With a heavy concentration of these loans originating in April, the average balance of the portfolio ended at $529 million for the quarter ended June 30, 2020 with a yield of 2.58% - significantly below the 4.31% yield on the loan portfolio (excluding PPP loans) for the three months ended June 30, 2020.

With regard to the PPP, borrowers are eligible for forgiveness from the SBA for the portion of funding received utilized for job retention and certain other expenses, such as payroll costs, mortgage interest, rent and utilities during the 24-week period beginning with the date of the loan. With a significant portion of these loans potentially eligible for full forgiveness there is high likelihood of early pay off prior to maturity (24 months and 60 months for loans that originated post June 5, 2020). Early payoff of such would accelerate recognition of the fee (and to a lesser extent the deferred salary cost) and could have a material positive impact to future operating results.

Average FFS and interest bearing due from bank balances increased significantly for the three months ended June 30, 2020 compared with the same period in 2019. This excess liquidity contributed to approximately 19 bps of NIM compression for the three months ended June 30, 2020.

Net interest income increased $2.7 million, or 9%, for the three months ended June 30, 2020 compared to the same period of 2019, led primarily by increased fee income associated with the PPP loan portfolio and decreased funding costs on deposits.

Total average interest earning assets increased $879 million, or 27%, to $4.1 billion for the three months ended June 30, 2020, with the average rate earned on total interest earning assets contracting 102 bps to 3.56%.

●

Average loans increased $739 million, or 28%, for the three months ended June 30, 2020 compared to the same period in 2019 with $529 million of this growth attributed to the PPP portfolio. Strong quarter over prior year quarter organic growth across all three markets in addition to the May 2019 acquisition has boosted the loan portfolio (excluding PPP loans) average loans by $210 million over the past 12 months.

●	Average FFS/interest bearing due from bank balances increased $148 million for the three months ended June 30, 2020 as compared with the same period in 2019, consistent with the increase in deposits.

Total interest income decreased $500,000, or 1%, to $36.6 million for the three months ended June 30, 2020, as compared to the same period of 2019.

●

Interest and fee income on loans increased $660,000, or 2%, to $34.1 million, attributed mainly to fee income associated with the PPP portfolio. Despite significant average loan balance (excluding PPP loans) growth, interest income declined $2.7 million, or 8%, consistent with significant interest rate contraction within the loan portfolio over the past 12 months.

●

With the exception of mortgage loans held for sale, interest income on the remaining interest earning asset portfolio was significantly impacted by the lower interest rate environment over the past 12 months coupled with significant average balance growth.

Total average interest bearing liabilities increased $375 million, or 17%, to $2.6 billion for the three-month period ended June 30, 2020 compared with the same period in 2019, with the total average cost declining 65 bps to 0.46%.

●

Average interest bearing deposits increased $388 million, or 18%, for the three months ended June 30, 2020 compared to the same period in 2019, with interest-bearing demand deposits representing $284 million of the increase. Customers who received PPP loans, the proceeds for which were deposited into accounts held at the Bank, have generally been slow in deploying the funds. Further, the economic slow-down and uncertainty surrounding the pandemic has resulted in the customer base maintaining higher levels of liquidity in general, similar to behavior seen during the Great Recession.

●

Average FHLB advances decreased $9 million, or 12%, for the three months ended June 30, 2020 compared to the same period of 2019, as a portion of the advances assumed in a prior year acquisition have been paid off.

Total interest expense decreased $3.2 million, or 52%, for the three months ended June 30, 2020, compared to the same period of 2019, as a direct result of strategic deposit rate reductions implemented in response to the changing interest rate environment.

●	Total interest bearing deposit expense decreased $3.0 million, or 54%, representing a 65 bps decrease in the cost of average interest bearing liabilities.

Net Interest Income – Six months ended June 30, 2020 compared to June 30, 2019

Net interest spread and NIM were 3.27% and 3.47%, for the six months ended June 30, 2020 compared to 3.53% and 3.85% for the same period in 2019. NIM during the six months ended June 30, 2020 was significantly impacted by:

●

The FFTR was lowered 225 bps between August 2019 and mid-March 2020, resulting in Prime dropping to 3.25%. Average Prime has declined significantly to 3.81% for the six months ended June 30, 2020 compared to 5.50% for the same period in 2019.

●	PPP loan originations
●	The strategic lowering of stated deposit interest rates and CD offering rates over the past 12 months in tandem with FRB interest rate actions.
●	Strong average loan (excluding PPP loans) growth related to both a prior year acquisition and organic growth.
●	Excess balance sheet liquidity that has carried over from the first quarter of 2020 and expanded.

During the first six months of 2020, Bancorp received $20 million in origination fees from the SBA and recognized $2.1 million in fee income. While this had a positive impact to interest and fee income and net interest income, the 1% stated yield on the PPP portfolio negatively impacted the overall loan portfolio yield and NIM by 17 bps and 7 bps, respectively. With a heavy concentration of these loans originating in April, the average balance of the portfolio ended at $265 million for the six months ended June 30, 2020 with a yield of 2.58% - significantly below the 4.51% yield on the loan portfolio (excluding PPP loans) for the six months ended June 30, 2020.

Average FFS and interest bearing due from bank balances increased significantly for the six months ended June 30, 2020 compared with the same period in 2019. This excess liquidity contributed to approximately 17 bps of NIM compression for the six months ended June 30, 2020.

Net interest income increased $5.5 million, or 9%, for the first six months of 2020 compared to the same period of 2019, led primarily by increased fee income associated with the PPP loan portfolio and decreased funding costs on deposits.

Total average interest earning assets increased $651 million, or 21%, to $3.8 billion for the six months ended June 30, 2020, with the average rate earned on total interest earning assets contracting 73 bps to 3.86%.

●

Average loans increased $551 million, or 21%, for the six months ended June 30, 2020 compared to the same period in 2019 with $265 million of the growth attributed to the PPP portfolio. In addition to the May 2019 acquisition, Bancorp has experienced strong organic growth across all three markets leading to a $286 million increase in the loan portfolio (excluding PPP loans). Significant average loan balance growth during the first quarter of 2020 was partially reversed with a $24 million decline during the second quarter of 2020.

●	Average FFS and interest bearing due from bank balances increased $97 million for the six months ended June 30, 2020 as compared with the same period in 2019, consistent with the increase in deposits.

Total interest income increased $1.3 million, or 2%, to $73.5 million for the six months ended June 30, 2020, as compared with the first six months of 2019.

●

Interest income on loans increased approximately $2.8 million, or 4%, to $67.9 million, attributed mainly to fee income associated with the PPP portfolio. Despite significant average loan (excluding PPP loans) balance growth, interest income declined $551,000, or 1%, consistent with significant interest rate contraction within the loan portfolio over the past 12 months. In addition, NIM and loan yields were positively impacted by a large non-accrual commercial relationship that paid off in the first quarter of 2020, triggering previously unrecognized non-accrual interest of $350,000 to be recognized.

●

With the exception of mortgage loans held for sale, interest income on the remaining interest earning asset portfolio was significantly impacted by the lower interest rate environment over the past 12 months coupled with significant average balance growth.

Total average interest bearing liabilities increased $332 million, or 15%, to $2.5 billion for the six-month period ended June 30, 2020 as compared with the same period in 2019, with the average cost decreasing 47 bps to 0.59%.

●

Average interest bearing deposits increased $328 million, or 16%, for the six months ended June 30, 2020 compared to the same period in 2019, with interest-bearing demand deposits representing $205 million of the increase. Customers who received PPP loans, the proceeds for which were deposited into accounts held at the Bank, have generally been slow in deploying the funds. Further, the economic slow-down and uncertainty surrounding the pandemic has resulted in the customer base maintaining higher levels of liquidity in general, similar to behavior seen during the Great Recession.

●

Average FHLB advances increased $8 million, or 14%, for the six months ended June 30, 2020 compared to the same period of 2019, as a result of advances assumed in the May 2019 acquisition. These advances were retained by Bancorp based upon the favorable rates and terms at the time of acquisition in relation to the execution of Bancorp’s asset liability management strategy. A portion of these advances have either matured or been paid off without penalty during the first six months of 2020.

Total interest expense decreased $4.2 million, or 36%, for the six months ended June 30, 2020, compared to the same period of 2019, as a direct result of strategic deposit rate reductions implemented in response to the changing interest rate environment.

●	Total interest bearing deposit expense decreased $4.1 million, or 39%, and representing a 49 bps decline in the cost of average interest bearing liabilities.

Total Company Average Balance Sheets and Interest Rates - Three-Month Comparison

	Three months ended June 30,
	2020			2019
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:
Federal funds sold and interest bearing due from banks	$285,617	$88	0.12%	$137,130	$830	2.43%
Mortgage loans held for sale	18,010	125	2.79	3,794	43	4.55
Securities available for sale:
Taxable	401,750	2,066	2.07	410,201	2,395	2.34
Tax-exempt	10,618	72	2.73	25,190	162	2.58
Total securities	412,368	2,138	2.09	435,391	2,557	2.36

Federal Home Loan Bank stock	11,284	70	2.50	10,590	151	5.72

SBA Paycheck Protection Program (PPP) loans	529,361	3,392	2.58	—	—	—
Non-PPP loans	2,867,406	30,738	4.31	2,658,036	33,470	5.05
Total loans	3,396,767	34,130	4.04	2,658,036	33,470	5.05

Total interest earning assets	4,124,046	36,551	3.56	3,244,941	37,051	4.58

Less allowance for credit losses	42,952			27,190

Non-interest earning assets:
Cash and due from banks	43,346			43,955
Premises and equipment, net	57,206			64,238
Bank Owned Life Insurance	32,814			33,038
Accrued interest receivable and other	102,970			77,193
Total assets	$4,317,430			$3,436,175

Interest bearing liabilities:
Deposits:
Interest bearing demand deposits	$1,128,075	$351	0.13%	$843,768	$1,408	0.67%
Savings deposits	188,931	5	0.01	169,883	109	0.26
Money market deposits	760,210	211	0.11	689,954	2,079	1.21
Time deposits	423,099	2,040	1.94	409,163	2,056	2.02
Total interest bearing deposits	2,500,315	2,607	0.42	2,112,768	5,652	1.07

Securities sold under agreements to repurchase	41,517	8	0.08	39,969	28	0.28
Federal funds purchased	8,423	2	0.10	11,774	64	2.18
Federal Home Loan Bank advances	63,896	361	2.27	72,923	424	2.33
Subordinated note	—	—	—	1,497	26	6.97

Total interest bearing liabilities	2,614,151	2,978	0.46	2,238,931	6,194	1.11

Non-interest bearing liabilities:
Non-interest bearing demand deposits	1,213,136			754,592
Accrued interest payable and other	73,223			61,382
Total liabilities	3,900,510			3,054,905

Stockholders’ equity	416,920			381,270
Total liabilities and stockholder's equity	$4,317,430			$3,436,175
Net interest income		$33,573			$30,857
Net interest spread			3.10%			3.47%
Net interest margin			3.27%			3.81%

Total Company Average Balance Sheets and Interest Rates - Six-Month Comparison

	Six months ended June 30,
	2020			2019
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:
Federal funds sold and interest bearing due from banks	$227,090	$619	0.55%	$129,701	$1,563	2.43%
Mortgage loans held for sale	11,481	186	3.26	2,766	80	5.83
Securities available for sale:
Taxable	417,006	4,461	2.15	410,018	4,806	2.36
Tax-exempt	12,519	163	2.62	26,480	337	2.57
Total securities	429,525	4,624	2.16	436,498	5,143	2.38

Federal Home Loan Bank stock	11,284	141	2.51	10,392	308	5.98

SBA Paycheck Protection Program (PPP) loans	264,680	3,392	2.58	—	—	—
Non-PPP loans	2,879,538	64,518	4.51	2,593,712	65,069	5.06
Total loans	3,144,218	67,910	4.34	2,593,712	65,069	5.06

Total interest earning assets	3,823,598	73,480	3.86	3,173,069	72,163	4.59

Less allowance for credit losses	40,146			26,662

Non-interest earning assets:
Cash and due from banks	43,767			42,810
Premises and equipment, net	57,624			63,083
Bank Owned Life Insurance	32,725			32,687
Accrued interest receivable and other	96,207			69,185
Total assets	$4,013,775			$3,354,172

Interest bearing liabilities:
Deposits:
Interest bearing demand deposits	$1,057,079	$1,162	0.22%	$852,347	$2,811	0.67%
Savings deposits	179,503	23	0.03	163,504	205	0.25
Money market deposits	747,228	1,203	0.32	683,767	4,054	1.20
Time deposits	424,735	4,181	1.98	381,358	3,648	1.93
Total interest bearing deposits	2,408,545	6,569	0.55	2,080,976	10,718	1.04

Securities sold under agreements to repurchase	37,465	24	0.13	38,755	53	0.28
Federal funds purchased	9,375	31	0.66	11,602	124	2.16
Federal Home Loan Bank advances	68,918	790	2.31	60,512	645	2.15
Subordinated note	—	—	—	752	26	6.97

Total interest bearing liabilities	2,524,303	7,414	0.59	2,192,597	11,566	1.06
Non-interest bearing liabilities:
Non-interest bearing demand deposits	1,008,302			724,896
Accrued interest payable and other	70,859			60,481
Total liabilities	3,603,464			2,977,974

Stockholders’ equity	410,311			376,198
Total liabilities and stockholder's equity	$4,013,775			$3,354,172
Net interest income		$66,066			$60,597
Net interest spread			3.27%			3.53%
Net interest margin			3.47%			3.85%

Total Company Average Balance Sheets and Interest Rates - Supplemental Information

●

Average loan balances include the principal balance of non-accrual loans, as well as unearned income such as loan premiums, discounts, fees and costs, and exclude participation loans accounted for as secured borrowings. Participation loans averaged $9 million and $10 million for the three-month periods ended June 30, 2020 and 2019, and $8 million and $10 million for the six-month periods ended June 30, 2020 and 2019.

●

Interest income on a FTE basis includes additional amounts of interest income that would have been earned if investments in certain tax-exempt interest earning assets had been made in assets subject to federal taxes yielding the same after-tax income. Interest income on municipal securities and tax-exempt loans has been calculated on a FTE basis using a federal income tax rate of 21% for 2020 and 2019. Approximate tax equivalent adjustments to interest income were $45,000 and $55,000 for the three month periods ended June 30, 2020 and 2019, and $92,000 and $111,000 for the six month periods ended June 30, 2020 and 2019.

●

Interest income includes loan fees of $2.4 million ($2.1 million associated with the PPP) and $360,000 for the three months ended June 30, 2020 and 2019, and $2.8 million and $883,000 for the six months ended June 30, 2020 and 2019. Interest income on loans may be impacted by the level of prepayment fees collected and accretion related to loan purchased.

●

Net interest income, the most significant component of Bancorp's earnings, represents total interest income less total interest expense. The level of net interest income is determined by mix and volume of interest earning assets, interest bearing deposits and borrowed funds, and changes in interest rates.

●	NIM represents net interest income on a FTE basis as a percentage of average interest earning assets.

●	Net interest spread is the difference between taxable equivalent rates earned on interest earning assets less the cost of interest bearing liabilities.

●	The fair market value adjustment on investment securities resulting from ASC 320, Investments – Debt and Equity Securities is included as a component of other assets.

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

Interest Rate Simulation Sensitivity Analysis

Bancorp uses an earnings simulation model to estimate and evaluate the impact of an immediate change in interest rates on earnings in a one-year forecast. The simulation model is designed to reflect dynamics of interest earning assets and interest bearing liabilities. By estimating effects of interest rate fluctuations, the model can approximate interest rate risk exposure. This simulation model is used by management to gauge approximate results given a specific change in interest rates at a given point in time. The model is therefore a tool to indicate earnings trends in given interest rate scenarios and may not indicate actual or expected results.

The June 30, 2020 simulation reflects the mid-March 2020 FRB action to lower the FFTR to near zero. Bancorp’s interest rate simulation sensitivity analysis details that increases in interest rates of 100 bps would have a slightly negative effect on interest income, while an increase in rates of 200 bps would have a positive effect on net interest income. These results are attributed to over half of the variable rate loan portfolio being currently at or near floor rates, as these yields will not increase until short-term rates exceed these floor rates. For example, a significant portion of the variable rate loan portfolio is tied to Prime, with floor rates of 4.00%. Given Prime is at 3.25% as of June 30, 2020, short-term rates would have to increase over 75 bps for these loans to move above their floor rates.

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

	Change in Rates
	-200	-100	+100	+200
	Basis Points	Basis Points	Basis Points	Basis Points
% Change from base net interest income at June 30, 2020	N/A	-3.31%	-0.19%	2.54%

Bancorp’s loan portfolio is currently composed of approximately 71% fixed and 29% variable rate loans, with the fixed rate portfolio pricing based on a spread to the five-year treasury curve at the time of origination and the variable portion pricing based on an on-going spread to Prime (approximately 60%) or one month LIBOR (approximately 40%). Bancorp’s loan portfolio (excluding PPPP loans) at June 30, 2020 was composed of approximately 65% fixed and 35% variable rate loans with the fluctuation in the C&I portfolio driving down variable rate percentage for the quarter.

Periodically, Bancorp enters into interest rate swap transactions with borrowers who desire to hedge exposure to rising interest rates, while at the same time entering into an offsetting interest rate swap, with substantially matching terms, with another approved independent counterparty. These are undesignated derivative instruments and are recognized on the balance sheet at fair value, with changes in fair value recorded in other non-interest income as interest rates fluctuate. Because of matching terms of offsetting contracts, in addition to collateral provisions which mitigate the impact of non-performance risk, changes in fair value subsequent to initial recognition have a minimal effect on earnings, and are therefore not included in the simulation analysis results above. For additional information, see the footnote titled “Assets and Liabilities Measured and Reported at Fair Value.”

In addition, Bancorp uses derivative financial instruments as part of its interest rate risk management, including interest rate swaps. These interest rate swaps are designated as cash flow hedges as described in the footnote titled “Derivative Financial Instruments.” For these derivatives, the effective portion of gains or losses is reported as a component of OCI, and is subsequently reclassified into earnings as an adjustment to interest expense in periods in which the hedged forecasted transaction impacts earnings.

Provision for Credit Losses

An analysis of the changes in the ACL on loans, including provision, and selected ratios follow:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2020	2019	2020	2019

Beginning balance, prior to the adoption of ASC 326	$42,143	$26,464	$26,791	$25,534
Impact of adopting ASC 326	—	—	8,221	—
Initial ACL on loans purchased with credit deterioration	—	—	1,635	—
Provision for credit losses	5,550	—	11,100	600

Total charge-offs	(98)	(161)	(272)	(260)
Total recoveries	113	113	233	542
Net loan (charge-offs) recoveries	15	(48)	(39)	282
ACL at the end of the period	$47,708	$26,416	$47,708	$26,416
Average loans	$3,396,767	$2,658,036	$3,144,218	$2,593,712
Provision to average loans (1)	0.16%	0.00%	0.35%	0.02%
Net loan (charge-offs) recoveries to average loans (1)	0.00%	0.00%	0.00%	0.01%
ACL to average loans	1.40%	0.99%	1.52%	1.02%
ACL to total loans	1.38%	0.96%	1.38%	0.96%

(1) Ratios are not annualized

Provision represents the amount of expense that, based on Management’s judgment, is required to maintain the ACL on loans at an appropriate level under the CECL model. The determination of the amount of the ACL on loans is complex and involves a high degree of judgment and subjectivity. See the footnote titled “Basis of Presentation and Summary of Significant Accounting Policies” for detailed discussion regarding Bancorp’s ACL methodology by loan segment.

Upon adoption of ASC 326 on January 1, 2020, Bancorp recorded an increase of $8.2 million to the ACL on loans and a corresponding decrease to retained earnings, net of the DTA impact. In addition, non-accretable yield marks of $1.6 million related to formerly classified PCI loans were re-classed between the amortized cost basis of loans and corresponding ACL. The adjustment upon adoption of ASC 326 raised the ACL on loans balance to $37 million on January 1, 2020.

The ACL on loans totaled $48 million at June 30, 2020 compared to $42 million at March 31, 2020 and $27 million at December 31, 2019, representing an ACL to total loans ratio of 1.38%, 1.43% and 0.94% for the same period ends. The ACL to total loans (excluding PPP loans) was 1.68% at June 30, 2020. Based on the 100% SBA guarantee of the PPP loan portfolio, which totaled $630 million (net of unamortized deferred fees) at June 30, 2020, Bancorp did not reserve for potential losses for these loans within the ACL.

Despite minimal charge-offs and overall strong credit metrics, Bancorp recorded provision for credit losses of $5.6 million and $11.1 million for the three and six month periods ended June 30, 2020, as compared with $0 and $600,000 for the same periods in 2019. As detailed below, provisioning in 2020 has been significantly impacted by the economic crisis and corresponding impact on national unemployment forecast adjustments within the CECL model, changes in the loan mix and the addition of a large specific reserve during the second quarter of 2020.

The forecasted increase in national unemployment coupled with the qualitative factor adjustments resulted in approximately $4.2 million and $4.6 million of the total provision expense recorded for the three months ended March 31, 2020 and June 30, 2020.

For the three-month period ended March 31, 2019, Bancorp recorded a $600,000 provision consistent with a moderate increase in classified loans and net recoveries of $330,000. In addition, Bancorp extended the historical look-back period within the incurred loss model from 32 to 36 quarters to more accurately represent the then-current level of risk in the loan portfolio by capturing the effects of a full economic cycle. Based on the look-back period extension, the ACL increased approximately $2.0 million for the first three months of 2019. No provision was recorded for the three months ended June 30, 2019.

Non-interest Income

	Three months ended June 30,				Six months ended June 30,
(dollars in thousands)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change

Wealth management and trust services	$5,726	$5,662	$64	1%	$11,944	$11,101	$843	8%
Deposit service charges	800	1,260	(460)	(37)	2,083	2,438	(355)	(15)
Debit and credit card income	2,063	2,168	(105)	(5)	4,043	3,912	131	3
Treasury management fees	1,249	1,202	47	4	2,533	2,359	174	7
Mortgage banking income	1,622	760	862	113	2,468	1,210	1,258	104
Net investment product sales commissions and fees	391	364	27	7	857	720	137	19
Bank owned life insurance	176	184	(8)	(4)	355	362	(7)	(2)
Other	595	624	(29)	(5)	875	1,130	(255)	(23)
Total non-interest income	$12,622	$12,224	$398	3%	$25,158	$23,232	$1,926	8%

Total non-interest income increased $398,000 and $1.9 million for the three and six-month periods ended June 30, 2020 compared to the same periods of 2019. Non-interest income comprised 27.3% and 27.6% of total revenues, defined as net interest income and non-interest income, for the three and six month periods ended June 30, 2020 compared to 28.4% and 27.7% for the same periods in 2019. WM&T services comprised 45.4% and 47.5% of total non-interest income for the three and six-month periods ended June 30, 2020 compared to 46.3% and 47.8% for the same periods of 2019.

Wealth Management and Trust Services:

The magnitude of WM&T revenue distinguishes Bancorp from other community banks of similar asset size. AUM, stated at market value, totaled $3.2 billion at June 30, 2020, an increase of 4% compared with $3.07 billion at June 30, 2019 and a 4% decline from $3.32 billion at December 31, 2019. WM&T revenue increased $64,000, or 1%, and $843,000, or 8%, for the three and six month periods ended June 30, 2020, as compared with the same periods of 2019. While stock market volatility associated with the COVID-19 pandemic has had a significant impact on the WM&T department, a large non-recurring estate fee from the first quarter of 2020 served to offset declines in market-based fee income.

Recurring fees earned for managing accounts are based on a percentage of market value of AUM and are typically assessed on a monthly basis. Recurring fees, which generally comprise the vast majority of WM&T revenue, increased $143,000, or 3%, and $489,000, or 4%, for the three and six month periods ended June 30, 2020, as compared with the same periods of 2019. A portion of WM&T revenue, most notably executor, insurance and some employee benefit plan-related fees, are non-recurring in nature and the timing of these revenues corresponds with the related administrative activities and is based on the market value of AUM. For this reason, such fees are subject to more period over period fluctuation. Total non-recurring fees decreased $79,000, or 44%, and increased $354,000, or 115%, for the three and six-month periods ended June 30, 2020, respectively, as compared with the same periods of 2019 with the increase for the six-month period attributed to the large estate fee previously noted. Contracts between WM&T and their clients do not permit performance-based fees and accordingly, none of the fee income earned by WM&T are performance-based. Management believes the WM&T department will continue to factor significantly in Bancorp’s financial results and provide strategic diversity to revenue streams.

Detail of WM&T Service Income by Account Type:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019

Investment advisory	$2,277	$2,246	$4,699	$4,377
Personal trust and estate fees	1,904	1,894	4,090	3,698
Personal individual retirement	1,009	931	2,063	643
Company retirement	343	316	694	1,821
Foundation and endowment	138	140	282	273
Custody and safekeeping	27	30	60	61
Brokerage and insurance services	9	13	19	38
Other	19	92	37	190

Total WM&T services income	$5,726	$5,662	$11,944	$11,101

The preceding table demonstrates that WM&T fee revenue is concentrated within investment advisory and personal trust accounts. WM&T fees are predominantly based on AUM and tailored for individual/company accounts and/or relationships with fee structures customized based on account type and other factors with larger relationships paying a lower percentage of AUM in fees. For example, recurring AUM fee structures are in place for investment management, irrevocable trusts, revocable trusts, individual IRAs and accounts holding only fixed income securities. Company retirement plan services typically consist of a one-time conversion fee with recurring AUM fees to follow. While there are also fee structures for estate settlements, income received is often non-recurring in nature. Fees are agreed upon at the time the account is opened and any subsequent revisions are communicated in writing to the customer. Fees earned are not performance-based nor are they based on investment strategy or transactions.

Assets under Management by Account Type:

AUM (not included on balance sheet) decreased from $3.32 billion at December 31, 2019 to $3.20 billion at June 30, 2020 as follows:

	June 30, 2020		December 31, 2019
(in thousands)	Managed	Non-managed (1)	Managed	Non-managed (1)
Investment advisory	$1,314,388	$20,179	$1,347,389	$21,759
Personal trust	583,775	94,156	617,984	96,506
Personal individual retirement	438,146	2,900	437,193	2,799
Company retirement	44,161	391,194	45,097	436,188
Foundation and endowment	233,948	2,106	231,704	1,343

Total accounts	$2,614,418	$510,535	$2,679,367	$558,595
Custody and safekeeping	—	78,981	—	81,850

	$2,614,418	$589,516	$2,679,367	$640,445
Total managed and non-managed assets	$3,203,934		$3,319,812

(1) Non-managed assets represent those for which WM&T does not have investment discretion.

As of June 30, 2020 and December 31, 2019, approximately 82% and 81%, respectively, of AUM were actively managed. The majority of managed assets are in investment advisory, personal trust and agency accounts. Company retirement plan accounts primarily consist of participant-directed assets and the amount of custody and safekeeping accounts are insignificant.

Managed Trust Assets under Management by Class of Investment:

Managed Trust Assets by Class of Investment
(in thousands)	June 30, 2020	December 31, 2019

Interest bearing deposits	$132,316	$145,710
US Treasury and government agency obligations	38,023	46,950
State, county and municipal obligations	132,344	136,575
Money market mutual funds	10,219	7,511
Equity mutual funds	612,419	654,569
Other mutual funds - fixed, balanced, and municipal	376,187	339,296
Other notes and bonds	179,439	182,940
Common and preferred stocks	993,485	1,037,695
Real estate mortgages	322	332
Real estate	51,935	51,059
Other miscellaneous assets (1)	87,729	76,730

Total managed assets	$2,614,418	$2,679,367

(1) Includes client directed instruments including rights, warrants, annuities, insurance policies, unit investment trusts, and oil and gas rights.

Managed assets are invested in instruments for which market values can be readily determined, the majority of which are sensitive to market fluctuations and consist of approximately 61% in equities and 39% in fixed income securities. This composition is relatively consistent from period to period and WM&T has no proprietary mutual funds.

Additional Sources of Non-interest income:

Deposit service charges, which consist of non-sufficient funds charges and to a lesser extent, other activity based charges, decreased $460,000, or 37%, and $355,000, or 15%, for the three and six-month periods ended June 30, 2020, as compared with the same periods of 2019. Deposit service charge income is heavily driven by customer behavior and transaction volume, which can fluctuate from period to period. Consistent with the industry, Bancorp has experienced a steady decline in fees earned on overdrawn checking accounts over the last several years. This decline was significantly exacerbated for Bancorp and the industry during the second quarter of 2020, with significant declines in transaction volume and paper check presentments. Stimulus checks, extensions of tax payment due dates, more lucrative unemployment compensation, diminished pandemic spend and PPP funding have all impacted consumer behavior. While Bancorp experienced a notable increase in deposit service charge income during June compared to May, Management is not able to predict when, this revenue stream will return to pre-pandemic levels.

Debit and credit card income consists of interchange income, ancillary fees and incentives received from card processors. Debit and credit card revenue decreased $105,000, or 5%, and increased $131,000, or 3%, for the three and six month periods ended June 30, 2020, as compared with the same periods of 2019. The decline for the three-month period is reflective of decreased transaction volume related to the pandemic, as the full effects of state-wide shut downs implemented toward the end of the first quarter in the markets in which Bancorp operates were experienced. Interchange income, which lagged significantly in April and May, did show significant improvement in June. In addition to the decline in volume, interchange income has also been impacted by the type of spending (i.e. in person card signature spending versus other forms of card use). The 3% increase in revenue for the six-month period is attributed to overall growth in the customer base over the past 12 months.

Treasury management fees primarily consist of fees earned for cash management services provided to commercial customers. While the pandemic has slowed business spending/activity and international trade, this category continues to be a consistent, growing source of revenue for Bancorp and increased $47,000, or 4%, and $174,000, or 7%, for the three and six month periods ending June 30, 2020, as compared with the same periods of 2019. Bancorp’s Treasury Management department was able to overcome the significant decline in pandemic related transaction volume during the second quarter of 2020 with new product sales and expansion of its customer base (partially attributable to the PPP). The demand for Bancorp’s treasury products has increased during the pandemic, as these products allow customers to operate more efficiently in a decentralized environment. Bancorp anticipates this income category will continue to increase based on continued customer base growth and the expanding suite of services offered within the treasury management platform.

Mortgage banking income primarily includes gains on sales of mortgage loans and loan servicing income offset by MSR amortization. Bancorp’s mortgage banking department originates residential mortgage loans to be sold in the secondary market, primarily to FNMA. Interest rates on the mortgage loans sold are locked with the borrower and investor prior to closing the loans, thus Bancorp bears no interest rate risk related to loans sold. Bancorp offers conventional, VA and FHA financing for purchases and refinances, as well as programs for first-time homebuyers. Interest rates on mortgage loans directly influence the volume of business transacted by the mortgage-banking department. Mortgage banking revenue increased $862,000, or 113%, and $1.3 million, or 104%, for the three and six month periods ended June 30, 2020 as compared with the same periods of 2019, as sustained low long-term rates have incentivized refinancing activity. Including the gain on sale, Bancorp sold $97 million loans during the first six months of 2020 compared to $37 million for the same period in 2019. The current pipeline of mortgage loans remains strong compared to prior year, however volume could slow, as underlying issues with the pandemic develop and the pool of potential clients who have yet to refinance shrinks.

Net investment product sales commissions and fees are generated primarily on stock, bond and mutual fund sales, as well as wrap fees on brokerage accounts. Wrap fees represent charges for investment programs that bundle together a suite of services, such as brokerage, advisory, research and management and are based on a percentage of assets. Bancorp deploys its financial advisors primarily through its branch network via an arrangement with a third party broker-dealer, while larger managed accounts are serviced by Bancorp’s WM&T segment. Net investment product sales commissions and fees increased $27,000, or 7%, and $137,000, or 19%, for the three and six month periods ended June 30, 2020, as compared with the same periods of 2019, as market volatility during most of the current year has led to increased client trading activity.

BOLI assets represent the cash surrender value of life insurance policies on certain key employees who have provided consent for Bancorp to be the beneficiary for a portion of such policies. The related change in cash surrender value and any death benefits received under the policies are recorded as non-interest income. This income serves to offset the cost of various employee benefits. BOLI income of $176,000 and $355,000 was recognized for the three and six months ended June 30, 2020, representing nominal changes as compared with the same periods of 2019.

Other non-interest income decreased $29,000 or 5%, and $255,000, or 23%, for the three and six month periods ended June 30, 2020 as compared with the same periods of 2019. The decline for the six-month period comparison is attributed to a $126,000 incentive for a banking center re-location received in the first quarter of 2019 and a period over period decline in swap fees collected.

Non-interest Expenses

	Three months ended June 30,				Six months ended June 30,
(dollars in thousands)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change

Compensation	$11,763	$12,715	$(952)	(7)%	$23,996	$24,516	$(520)	(2)%
Employee benefits	2,871	2,807	64	2	6,038	5,362	676	13
Net occupancy and equipment	2,089	1,967	122	6	3,970	3,816	154	4
Technology and communication	1,947	1,848	99	5	3,960	3,621	339	9
Debit and credit card processing	603	631	(28)	(4)	1,259	1,218	41	3
Marketing and business development	465	903	(438)	(49)	1,025	1,528	(503)	(33)
Postage, printing, and supplies	442	410	32	8	883	816	67	8
Legal and professional	628	1,523	(895)	(59)	1,251	2,057	(806)	(39)
FDIC insurance	330	248	82	33	459	486	(27)	(6)
Amortization of investments in tax credit partnerships	53	52	1	2	89	104	(15)	(14)
Capital and deposit based taxes	1,225	967	258	27	2,255	1,871	384	21
Credit loss expense for off-balance sheet exposures	1,475	—	1,475	—	1,850	—	1,850	—
Other	993	1,382	(389)	(28)	1,799	2,670	(871)	(33)
Total non-interest expenses	$24,884	$25,453	$(569)	(2)%	$48,834	$48,065	$769	2%

Total non-interest expenses decreased $569,000, or 2%, and increased $769,000, or 2%, for the three and six-month periods ended June 30, 2020 compared to the same periods of 2019. Compensation and employee benefits comprised 58.8% and 61.5% of Bancorp’s non-interest expenses for the three and six-month periods ended June 30, 2020, compared to 61.0% and 62.2% for the same periods of 2019.

Compensation, which includes salaries, incentives, bonuses and stock based compensation, decreased $952,000, or 7%, and $520,000, or 2%, for the three and six month periods ended June 30, 2020, as compared with the same periods of 2019. The decline for the three-month period ended June 30, 2020 compared to the same period in 2019 was attributed to recording approximately $757,000 of additional deferred salary expense associated with the origination of PPP loans, the offsetting entry for which is deferred loan fees and amortize over the term of the respective loans. This deferred salary expense was partially offset by $194,000 of incentives paid in relation to the operational on boarding of the program. Further, $437,000 of non-recurring severance and employee retention expenses associated with the 2019 acquisition was recorded in the second quarter of 2019. The six-month decrease is attributed to the items noted above in addition to accruing bonus-related expenses at lower levels in 2020 as compared to 2019, the latter of which was elevated due to record performance. Net full time equivalent employees totaled 620 at June 30, 2020, 615 at December 31, 2019 and 615 at June 30, 2019.

Employee benefits consists of all personnel-related expense not included in compensation, with the most significant items representing health insurance, payroll taxes and employee retirement plan contributions. Employee benefits increased $64,000 or 2%, and $676,000, or 13%, for the three and six month periods ended June 30, 2020, as compared with the same periods of 2019. The increase for both periods was attributable to higher health insurance claims activity and additional 401(k) matching contributions. These fluctuations were attributed to the overall increase in full time equivalent employees.

Net occupancy and equipment expenses primarily include depreciation, rent, property taxes, utilities and maintenance. Costs of capital asset additions flow through the statement of income over the lives of the assets in the form of depreciation expense. Net occupancy increased $122,000, or 6%, and $154,000, or 4%, for the three and six month periods ended June 30, 2020, as compared with the same periods of 2019. Bancorp added three branch locations associated with the May 2019 acquisition and opened one additional branch location during the third quarter of 2019.

Technology and communication expenses include computer software amortization, equipment depreciation, debit and credit card processing expenses and expenditures related to investments in technology needed to maintain and improve the quality of customer delivery channels, information security and internal resources. Technology expense increased $99,000, or 5%, and $339,000, or 9%, for the three and six month periods ended June 30, 2020 as compared with the same periods of 2019 consistent with expanding customer-facing software and system functionality, as well as increased licensing/maintenance expense. Non-recurring technology expenses associated with the 2019 acquisition totaled $104,000 for the three and six month periods of the prior year.

Bancorp outsources processing for debit and commercial credit card operations, which generate significant revenue for the Company. These expenses fluctuate consistent with transaction volumes. Debit and credit card processing expense decreased $28,000, or 4%, and increased $41,000, or 3%, for the three and six-month periods ended June 30, 2020 compared with the same periods of 2019. While the six-month period increase is attributed to growth in respective client bases, the three-month period decrease is tied to the reduction in consumer spending relating to the pandemic and correlates with the revenue fluctuation.

Marketing and business development expenses include all costs associated with promoting Bancorp, community support, retaining customers and acquiring new business. Marketing and business development expenses decreased $438,000, or 49%, and $503,000, or 33%, for the three and six month periods ending June 30, 2020, as compared to the same periods of 2019. The sharp declines correspond with less physical customer interaction as a result of the pandemic, which has led to less travel and entertainment expense in addition to lower advertising expense.

Postage, printing and supplies expense increased $32,000, or 8%, and $67,000, or 8%, for the three and six-month periods ended June 30, 2020, as compared with the same period of 2019, attributed to banking center and customer expansion over the past 12 months.

Legal and professional fees decreased $895,000, or 59%, and $806,000, or 39%, for the three and six month periods ended June 30, 2020, compared to the same periods of 2019. One-time costs associated with a prior year acquisition totaled nearly $900,000 for the three and six month periods ended June 30, 2019.

FDIC insurance increased $82,000, or 33%, and decreased $27,000, or 6%, for the three and six month periods ended June 30, 2020, as compared to the same periods of 2019. The fluctuation for the three-month period is reflective of balance sheet growth. The six-month period decline was attributed to the last portion of the small institution credits from 2019 being used in the first quarter of 2020. As a result of the national FDIC Reserve Ratio reaching 1.38% in 2019, the FDIC released credits to small institutions (less than $10 billion in total consolidated assets). For this reason, Bancorp recorded no FDIC insurance expense for the third and fourth quarters of 2019, and incurred only a portion of the assessed expense in the first quarter of 2020, as these credits were depleted.

Tax credit partnerships generate federal income tax credits, and for each of Bancorp’s investments in tax credit partnerships, the tax benefit, net of related expenses, results in a positive effect on net income. Amounts of credits and corresponding expenses can vary widely depending upon timing and magnitude of the investments. Amortization expense associated with these investments saw nominal fluctuations for the three and six-month periods ended June 30, 2020, as compared to the same periods of 2019.

Capital and deposit based taxes increased $258,000, or 27%, and $384,000, or 21%, for the three and six month periods ended June 30, 2020 compared to the same periods in 2019 consistent with overall balance sheet growth.

In connection with the adoption of ASC 326, Bancorp analyzed its unused lines of credit and recorded credit loss expense for off balance sheet exposures totaling $375,000 and $1.5 million during the first and second quarters of 2020. The increase related to changes in the mix of unused lines, mainly C&I and underlying CECL model factors. No such expense was incurred during the first six months of 2019.

Other non-interest expenses decreased $389,000, or 28%, and $871,000, or 33%, for the three and six months periods ended June 30, 2020, as compared to the same periods of 2019. The second quarter of 2019 included elevated losses including a bank robbery. In addition, a bank-owned property was sold during the first quarter of 2020 that resulted in a gain recorded as an offset to non-interest expense.

Income Tax Expense

A comparison of income tax expense and ETR follows:

	Three months ended June 30,				Six months ended June 30,
(dollars in thousands)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change

Income before income tax expense	$15,716	$17,573	$(1,857)	(11)%	$31,198	$35,053	$(3,855)	(11)%
Income tax expense	2,348	1,030	1,318	128	4,598	2,869	1,729	60
Effective tax rate	14.9%	5.9%			14.7%	8.2%

Fluctuations in the ETR are primarily attributed to the following:

●	The ETR at June 30, 2020 includes one-half of the anticipated full year impact of a large historic tax credit project scheduled to be placed in service later in 2020.
●	The stock based compensation component of the ETR fluctuates consistent with the level of SAR exercise activity, with lower activity experienced in 2020.
●

In March 2019, the Kentucky Legislature passed HB354 requiring financial institutions to transition from a capital based franchise tax to the Kentucky corporate income tax beginning in 2021. Historically, the franchise tax, a component of non-interest expenses, was assessed at 1.1% of net capital and has averaged $2.5 million annually over the prior two year-end periods. The Kentucky corporate income tax will be assessed at 5% of Kentucky taxable income and will be included as a component of current and deferred state income tax expense. Associated with this change, predominantly during the first quarter of 2019, Bancorp established a Kentucky state DTA related to existing temporary differences estimated to reverse after the effective date of the law change. Bancorp recorded a corresponding state tax benefit, net of federal tax impact of $1.3 million, or approximately $0.06 per diluted share for 2019. While this is positive in the short-term, Bancorp anticipates an unfavorable impact of approximately $200,000 per year beginning in 2021.

●

In April 2019, the Kentucky Legislature passed HB458 allowing entities filing a combined Kentucky income return to share certain tax attributed, including net operating loss carryforwards. The combined filing, beginning in 2021, will allow Bancorp’s Holding Company net operating loss carryforwards to offset against net revenue generated by the Bank up to 50% of the Bank’s Kentucky taxable income and reduce Bancorp’s tax liability. Bancorp recorded a state tax benefit, net of federal tax impact of $2.4 million, predominantly in the second quarter of 2019, or approximately $0.11 per diluted share for 2019.

The CARES Act includes several significant provisions for corporations including increasing the amount of deductible interest under section 163(j), allowing companies to carryback certain net operating losses, and increasing the amount of net operating loss that corporations can use to offset income. These changes did not have a significant impact on Bancorp’s income taxes.

Bancorp invests in certain partnerships that yield federal income tax credits. Taken as a whole, the tax benefit of these investments exceeds amortization expense, resulting in a positive impact on net income. The timing and magnitude of these transactions may vary widely from period to period.

Financial Condition – June 30, 2020 Compared to December 31, 2019

Overview

Total assets increased $610 million, or 16%, to $4.3 billion at June 30, 2020, from $3.7 billion at December 31, 2019. The significant 2020 balance sheet expansion was directly attributable to the second quarter PPP, which drove a $619 million increase in loans. In addition, declines in cash and cash equivalents were offset by increases in AFS debt securities, accrued interest receivable and other assets. The six months ended June 30, 2020 included significantly higher ACL on loans resulting from the adoption of ASC 326 and additional provisioning.

Total liabilities increased $596 million, or 18%, with a $593 million increase in deposits driven by the PPP. Increases in SSUAR and other liabilities were offset by a $19 million decline in FHLB advances, as matured advances were not replaced.

Cash and Cash Equivalents

Cash and cash equivalents decreased $25 million, or 10%, ending at $224 million at June 30, 2020, while the average balance for the six months ended June 30, 2020 compared to the same period in 2019 has increased $97 million, or 75%. Bancorp has maintained higher levels of liquidity in 2020 attributable to the PPP and current economic uncertainty.

AFS Debt Securities

AFS debt securities increased $15 million, or 3%, to $485 million at June 30, 2020. In the current declining interest rate market values have increased, driving an $11 million increase in the market value of the AFS portfolio at June 30, 2020

Goodwill

At June 30, 2020, Bancorp had $13 million in goodwill recorded on its balance sheet. Events that may trigger goodwill impairment include deterioration in economic conditions, increased competition, loss of key personnel, and regulatory action. More specifically, a sustained decline in stock price could be considered a triggering event. Similar to other financial institutions, the COVID-19 economic crisis caused volatility to Bancorp’s stock price. Management compared the fair value of the commercial banking segment to the carrying value recorded on the balance sheet and other factors, and concluded its goodwill was not impaired. Bancorp’s stock has traded above book value for the entire first and second quarters of 2020.

Other Assets and Other Liabilities

Other assets increased $11 million, or 22%, to $62 million at June 30, 2020, from $51 million at December 31, 2019. In addition, other liabilities increased $14 million, or 22%, to $74 million at June 30, 2020, from $61 million at December 31, 2019. The increase in both of the categories was largely attributed to changes market value changes of interest rate swap transactions maintained for certain loan customers. Bancorp enters into these interest rate swap transactions with borrowers who desire to hedge exposure to rising interest rates, while at the same time entering into an offsetting interest rate swap, with substantially matching terms, with another approved independent counterparty. These are undesignated derivative instruments and are recognized on the balance sheet at fair value via both an asset and a related liability as Bancorp has an agreement with the borrower (the asset) and the counterparty (the liability). Because of matching terms of offsetting contracts and collateral provisions mitigating any non-performance risk, changes in fair value have an offsetting effect on the related asset and liability. For this reason, the market value changes we have seen since the end of last year stemming from the declining interest rate environment have resulted in increases to both the asset and liability associated with these transactions. For additional information, see the footnote titled “Derivative Financial Instruments.”

As of June 30, 2020, Bancorp did not have any impairment with respect to its other intangible assets (MSRs and CDIs) or other long-lived assets. It is possible that the lingering effects of COVID-19 could cause the occurrence of what management would deem to be a triggering event that could cause Bancorp to perform an intangible asset impairment test and result in an impairment charge being recorded.

Loans

Composition of loans, net of deferred fees and costs, by primary loan portfolio class follows:

(In thousands)	June 30, 2020	December 31, 2019	$ Change	% Change

Commercial real estate - non-owner occupied	$815,464	$746,283	$69,181	9%
Commercial real estate - owner occupied	472,457	474,329	(1,872)	0%
Total commercial real estate	1,287,921	1,220,612	67,309	6%

Commercial and industrial - term	510,384	457,298	53,086	12%
Commercial and industrial - term - PPP	630,082	-	630,082	100%
Commercial and industrial - lines of credit	254,096	381,502	(127,406)	-33%
Total commercial and industrial	1,394,562	838,800	555,762	66%

Residential real estate - owner occupied	215,891	217,606	(1,715)	-1%
Residential real estate - non-owner occupied	139,121	134,995	4,126	3%
Total residential real estate	355,012	352,601	2,411	1%

Construction and land development	255,447	255,816	(369)	0%
Home equity lines of credit	103,672	103,854	(182)	0%
Consumer	43,758	47,467	(3,709)	-8%
Leases	14,843	16,003	(1,160)	-7%
Credits cards - commercial	8,862	9,863	(1,001)	-10%
Total loans (1)	$3,464,077	$2,845,016	$619,061	22%

(1) Total loans are presented inclusive of premiums, discounts, and net loan origination fees and costs

Total loans increased $619 million, or 22%, primarily attributable to the PPP loan portfolio. Total loans (excluding PPP loans) contracted $11 million during the first six months of 2020, with a $67 million increase in CRE loans offset by a $74 million decline in C&I loans. The C&I decline was predominantly attributable to customers who received PPP funds. Despite flat line of credit usage for the first quarter of 2020, usage declined significantly to 39% at June 30, 2020 compared to 47% at December 31, 2019.

As of June 30, 2020, PPP loans of $630 million ($647 million gross of unamortized deferred fees), were outstanding. PPP borrowers are eligible for forgiveness from the SBA for the portion of funding received utilized for job retention and certain other expenses, such as payroll costs, mortgage interest, rent and utilities during the 24-week period beginning with the date of the loan. With a significant portion of these loans potentially eligible for full forgiveness there is high likelihood of early pay off prior to maturity (predominantly 24 months).

In accordance with Section 4013 of the CARES Act and in response to requests from borrowers who experienced business or personal cash flow interruptions related to the pandemic, Bancorp executed a payment deferral program. Depending on the demonstrated need of the customer, Bancorp deferred either the full loan payment or the principal only portion of respective loan payments for 90 or 180 days for some borrowers directly impacted by the pandemic.  As of June 30, 2020, Bancorp executed 1,100 of full payment deferrals (predominantly three months) on outstanding loan balances of $502 million - representing 18% of the loan portfolio (excluding PPP loans). Approximately 85% of the total deferrals processed (in terms of dollars) occurred in the month of April, with the subsequent pace slowing significantly. Pursuant to the CARES Act, these loan deferrals were not classified as TDRs and not included in non-performing loan statistics. Subsequent to the end of the second quarter and through the end of July, a significant portion of the deferred loan portfolio returned to full paying status. As of July 31, 2020, Bancorp estimates that 10% of the total loan portfolio (excluding PPP loans) remained in full payment deferment status. Bancorp is monitoring loan modification expirations daily and anticipates the potential for more customers to return to full payment status over the next two months as their initial deferral period ends.

While all industries have and may continue to experience adverse impacts as a result of COVID-19, Bancorp had exposures (on balance sheet loans and commitments to lend) in the following pandemic sensitive industries as of June 30, 2020:

Industry Segments (dollars in millions)	Outstanding	% of Total Loans *

Shopping Centers	$58	2.0%
Lodging / Hotels	62	2.2%
Nursing homes / Residential Care	50	1.8%
Recreation / Entertainment	56	2.0%
Restaurants / Bars	30	1.0%
Travel Related	24	0.8%

* - Total loans exclude PPP loans.

Bancorp anticipates that a significant portion of the Bank’s borrowers in the above industry segments will continue to endure significant economic distress, as long as the current COVID-19 related economic conditions persist. Among other things, this could cause them to draw on their existing lines of credit and/or affect their ability to repay existing indebtedness. These developments, together with economic conditions generally, are also expected to impact the CRE portfolio, particularly with respect to real estate with exposure to these industries, and the value of certain collateral.

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

Bancorp occasionally enters into loan participation agreements with other banks to diversify credit risk. For certain participation loans sold, Bancorp has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their ownership share of the loan without permission from Bancorp. GAAP requires the participated portion of these loans to be recorded as secured borrowings. These participated loans are included in the C&I, C&D and CRE mortgage loan portfolio segments with a corresponding liability recorded in other liabilities. At June 30, 2020 and December 31, 2019, the total participated portion of loans of this nature totaled $9 million and $8 million, respectively.

Non-performing Loans and Non-performing Assets

Information summarizing non-performing loans and assets follows:

(dollars in thousands)	June 30, 2020	December 31, 2019

Non-accrual loans	$14,262	$11,494
Troubled debt restructurings	45	34
Loans past due 90 days or more and still accruing	48	535

Total non-performing loans	14,355	12,063

Other real estate owned	493	493

Total non-performing assets	$14,848	$12,556

Non-performing loans to total loans	0.41%	0.42%
Non-performing assets to total assets	0.34%	0.34%

Non-performing loans to total loans were 0.41% at June 30, 2020 compared to 0.21% at March 31, 2020 and 0.42% at December 31, 2019. Non-performing loans to total loans (excluding PPP loans) were 0.51% at June 30, 2020.

In total, non-performing assets as of June 30, 2020 were comprised of 31 loans, ranging in individual amounts from $300 to $10 million, two accruing TDR loans and foreclosed real estate held for sale. Foreclosed real estate held at June 30, 2020 and December 31, 2019 included a residential real estate property and a CRE property.

Non-performing loans increased $2 million to $14 million at June 30, 2020 compared to December 31, 2019. During the first quarter of 2020 a large non-accrual C&I relationship totaling $8 million paid off due to sale of the business. During the second quarter of 2020, a large CRE relationship was placed on non-accrual status and allocated a $2 million specific reserve within the ACL on loans. The borrower did not receive PPP funds, the loan was current at the time of non-accrual classification, and no payments related to the loan have been deferred. Other activity in non-performing loans for the first six months of 2020 was driven by additions and removals of smaller credits to and from non-performing loan status.

The following table presents the amortized cost basis of non-performing loans and the amortized cost basis of loans on non-accrual status for which there was no related ACL losses of June 30, 2020:

(in thousands)	June 30, 2020

Commercial real estate - non-owner occupied	$213
Commercial real estate - owner occupied	1,663
Total commercial real estate	1,876

Commercial and industrial - term	9
Commercial and industrial - lines of credit	—
Total commercial and industrial	9

Residential real estate - owner occupied	306
Residential real estate - non-owner occupied	225
Total residential real estate	531

Construction and land development	—
Home equity lines of credit	—
Consumer	—
Leases	—
Credit cards - commercial	—
Total non-accrual loans	$2,416

The following table presents the recorded investment in non-performing loans by portfolio class as of December 31, 2019:

(in thousands)	December 31, 2019

Commercial and industrial	$8,202
Construction and development, excluding undeveloped land	—
Undeveloped land	—

Real estate mortgage:
Commercial investment	740
Owner occupied commercial	2,278
1-4 family residential	123
Home equity - first lien	—
Home equity - junior lien	151
Subtotal: Real estate mortgage	3,292
Consumer	—
Total non-accrual loans	$11,494

Delinquent Loans

Delinquent loans (consisting of all loans 30 days or more past due) totaled $6 million at June 30, 2020 compared to $13 million at March 31, 2020 and $15 million at December 31, 2019. Delinquent loans total loans were 0.17%, 0.44% and 0.53% at June 30, 2020, March 31, 2020 and December 31, 2019. Delinquent loans to total loans (excluding PPP loans) were 0.21% at June 30, 2020.

Allowance for Credit Losses of Loans

The ACL is a valuation allowance for loans estimated at each balance sheet date in accordance with GAAP. When Bancorp deems all or a portion of a loan to be uncollectible, the appropriate amount is written off and the ACL is reduced by the same amount. Subsequent recoveries, if any, are credited to the ACL when received. See the footnote titled “Basis of Presentation and Summary of Significant Accounting Policies” for discussion of Bancorp’s ACL methodology on loans. Allocations of the ACL may be made for specific loans, but the entire ACL on loans is available for any loan that, in Bancorp’s judgment, should be charged-off.

The following table sets forth the ACL by category of loan:

	June 30, 2020			December 31, 2019
(in thousands)	Allocated Allowance	% of Loan Portfolio (1)	ACL to Total Loans (1)	Allocated Allowance	% of Loan Portfolio	ACL to Total Loans

Commercial real estate - non-owner occupied	$18,839	28%	2.31%	$5,235	25%	0.70%
Commercial real estate - owner occupied	6,706	17%	1.42%	3,327	17%	0.70%
Total commercial real estate	25,545	45%	1.98%	8,562	42%	0.70%

Commercial and industrial - term (1)	7,339	17%	1.44%	6,782	16%	1.48%
Commercial and industrial - lines of credit	3,242	9%	1.28%	5,657	13%	1.48%
Total commercial and industrial	10,581	26%	1.38%	12,439	29%	1.48%

Residential real estate - owner occupied	2,848	8%	1.32%	1,527	8%	0.70%
Residential real estate - non-owner occupied	1,594	5%	1.15%	947	5%	0.70%
Total residential real estate	4,442	13%	1.25%	2,474	13%	0.70%

Construction and land development	5,608	9%	2.20%	2,105	9%	0.82%
Home equity lines of credit	832	4%	0.80%	728	4%	0.70%
Consumer	362	2%	0.83%	100	2%	0.21%
Leases	223	1%	1.50%	237	1%	1.48%
Credit cards - commercial	115	0%	1.30%	146	0%	1.48%
Total net loan (charge-offs) recoveries	$47,708	100%	1.68%	$26,791	100%	0.94%

(1)	Excludes the PPP loan portfolio at June 30, 2020, which was not reserved for based on the 100% SBA guarantee.

Upon adoption of ASC 326 on January 1, 2020, Bancorp recorded an increase of $8.2 million to the ACL on loans and a corresponding decrease to retained earnings, net of the DTA impact. In addition, non-accretable yield marks of $1.6 million related to formerly classified PCI loans were re-classed between the amortized cost basis of loans and corresponding ACL. The adjustment upon adoption of ASC 326 raised the ACL on loans balance to $37 million on January 1, 2020. In addition to the CECL adoption, the ACL on the first and second quarters of 2020 was significantly impacted by national unemployment forecast adjustments within the CECL model, changes in the loan mix and the addition of a large specific reserve during the second quarter of 2020.

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

When developing the ACL CECL model for loan pools utilizing the DCF method, Bancorp utilized regression analysis of historical internal and peer data to identify a suitable loss driver to utilize when modeling lifetime probability of default and loss given default. Such regression analysis was used to measure how the expected probability of default and loss given default would react to changes in forecasted levels of the loss driver. Based on this regression analysis, management determined that the forecasted Seasonally Adjusted National Civilian Unemployment Rate best correlated to Bancorp’s historical losses and elected to use this rate as the primary loss driver to be consistently applied across all applicable loan segments over a reasonable and supportable forecast period.

Upon adoption of ASC 326 on January 1, 2020, management determined that four quarters represented a reasonable and supportable national unemployment forecast period with reversion back to Bancorp’s historical loss rate over eight quarters on a straight-line basis. This resulted in an $8.2 million initial increase in the ACL on loans with the offset to retained earnings.

Subsequent to January 1, 2020, based on the economic crisis caused by COVID-19 and measures taken to protect public health such as stay-at-home orders and mandatory closures of businesses, economic activity halted significantly and job losses surged. As such, national unemployment has fluctuated widely over the last several months as follows:

	Jun 20	May 20	Apr 20	Mar 20	Feb 20	Jan 20	Dec 19

National Unemployment Rate	11.10%	13.30%	14.70%	4.40%	3.50%	3.60%	3.50%

As of March 31, 2020, based on the evolving pandemic, Bancorp elected to forecast for only one quarter of national unemployment (versus the four quarters used as of January 1, 2020) and modified its forecast to reflect a significant increase in unemployment (utilizing the highest unemployment rate in Bancorp’s observed history) reverting back to the long-term average in the third quarter of 2020, with the loss driver remaining significantly worse compared to recent trends. The impact of the increased national unemployment forecast was muted by an adjustment in qualitative factors attributed to the massive federal stimulus programs enacted at the end of the first quarter in response to the pandemic. The forecasted increase in national unemployment coupled with the qualitative factor adjustments resulted in approximately $4.2 million of the total provision expense recorded for the three months ended March 31, 2020.

During the second quarter, for the first time during 2020, the FRB released a forecasted Seasonally Adjusted National Civilian Unemployment Rate for the 12 months ended December 31, 2020, 2021 and 2022 as follows:

	2020	2021	2022

Upper end of range	14.0%	12.0%	8.0%
Median	9.3%	6.5%	5.5%
Lower end of range	7.0%	4.5%	4.0%

As of June 30, 2020, based on the above and the continuation of the economic crisis, Bancorp elected to forecast for one quarter of national unemployment utilizing actual June unemployment then stepping down to a blended rate based on the above FRB median forecast over the next four quarters before reverting back to the long-term average. Similar to the first quarter of 2020, the impact of the increased unemployment forecast was muted by an adjustment in qualitative factors attributed to the massive federal stimulus programs that have been enacted. The forecasted increase in unemployment coupled with the qualitative factor adjustments resulted in approximately $4.6 million of the total provision expense recorded for the three months ended June 30, 2020 and $8.8 million for the six months ended June 30, 2020.

Outstanding loans (excluding PPP loans) increased $92 million during the first three months of 2020 and contracted $103 million during the second quarter of 2020, as outstanding C&I lines of credit were reduced by $114 million. The overall net change in the loan mix contributed to $1.3 million of additional provision expense for the three months ended March 31, 2020. During the second quarter of 2020, the loan contraction (mainly C&I lines of credit) led to a $1.0 million reduction in the required ACL on loans.

The pandemic has had a material impact on Bancorp’s ACL on loans calculations for both March 31, 2020 and June 30, 2020. While Bancorp has not yet experienced any credit quality issues such as charge-offs related to the pandemic, the ACL calculation for loans and resulting provision were significantly impacted by changes in forecasted economic conditions. Should the forecast for economic conditions worsen, Bancorp could experience further increases in its required ACL and record additional provision expense. While the execution of Bancorp’s payment deferral program has assisted the ratio of past due loans to total loans at March 31, 2020 and June 30, 2020, it is possible that asset quality could worsen at future measurement periods if the effects of the pandemic are prolonged.

In connection with the adoption of ASC 326, Bancorp analyzed its unused lines of credit and recorded credit loss expense for off-balance sheet exposures (non-interest expense) totaling $375,000 and $1.5 million during the first and second quarters of 2020. The second quarter increase directly correlates to the increased availability due to C&I line of credit pay downs. At June 30, 2020, approximately $6 million was accrued within other liabilities related to off balance sheet exposures.

During the three months ended June 30, 2020, a large CRE relationship was placed on non-accrual status and received a $2 million specific reserve allocation within the ACL on loans. The borrower did not receive PPP funds, the loan was current at the time of non-accrual classification, and no payments related to the loan have been deferred.

Deposits

(in thousands)	June 30, 2020	December 31, 2019

Non-interest bearing demand deposits	$1,205,253	$810,475

Interest bearing deposits:
Interest bearing demand	1,147,357	979,595
Savings	196,655	169,622
Money market	761,256	742,029

Time deposits of $250 thousand or more	76,954	81,412
Other time deposits(1)	339,681	350,805
Total time deposits	416,635	432,217

Total interest bearing deposits	2,521,903	2,323,463

Total deposits	$3,727,156	$3,133,938

(1)     Includes $30 million in brokered deposits as of both June 30, 2020 and December 31, 2019.

Total deposits increased $593 million, or 19%, from December 31, 2019 to June 30, 2020 with non-interest bearing deposits representing $395 million of the increase. Both ending and average deposit balances finished at record levels as of June 30, 2020, as a result of the second quarter PPP and deferred tax payments. Commercial customers who were awarded PPP funding have generally been slow in deploying the funds held on deposit at the Bank. Bancorp has relied on this along with excess cash on hand to fund the PPP loan portfolio. In addition, some maturing certificates of deposit are not being renewed in the current low interest rate environment.

Securities Sold Under Agreements to Repurchase

SSUARs are collateralized by securities and are treated as financings; accordingly, the securities involved with the agreements are recorded as assets and are held by a safekeeping agent and the obligations to repurchase the securities are reflected as liabilities. All securities underlying the agreements are under the Bank’s control.

SSUARs totaled $43 million and $32 million at June 30, 2020 and December 31, 2019, respectively.  The majority of SSUARs are indexed to immediately repricing indices such as the FFTR. The increase in SSUAR is attributed to the trend of customers maintaining higher balances in general during the first half of 2020, presumably a result of current economic uncertainty.

FHLB Advances

In connection with the May 2019 acquisition, Bancorp assumed $43 million FHLB term advances and chose to retain them on balance sheet based upon the then-favorable rate and terms in the overall execution of Bancorp’s asset liability management strategy. Over the past 12 months, these advances have not been replaced as they have matured. In addition, during the second quarter of 2020, Bancorp elected to pay down $10 million of advances without penalty based on the favorable interest rate environment experienced at the time.

Liquidity

The role of liquidity management is to ensure funds are available to meet depositors’ withdrawal and borrowers’ credit demands while at the same time maximizing profitability. This is accomplished by balancing changes in demand for funds with changes in supply of those funds. Liquidity is provided by short-term assets that can be converted to cash, AFS debt securities, various lines of credit available to Bancorp, and the ability to attract funds from external sources, principally deposits. Management believes it has the ability to increase deposits at any time by offering rates slightly higher than market rate.

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

As of June 30 2020, Bancorp had not experienced any significant funding issues related to the PPP or the pandemic in general. A significant portion of the funds borrowed have remained in the form of commercial deposits and have generally been slow to outflow. In addition, the deferment of tax payment deadlines and federal stimulus checks have also contributed to higher than normal deposit balances. If a liquidity issue arose, Bancorp would utilize overnight funds from the FHLB (the lowest costing source), in which Bancorp has available credit in excess of $800 million.

Bancorp’s most liquid assets are comprised of cash and due from banks, FFS and AFS debt securities. FFS and interest bearing deposits totaled $178 million and $203 million at June 30, 2020 and December 31, 2019, respectively. FFS normally have overnight maturities while interest-bearing deposits in banks are accessible on demand. These investments are used for general daily liquidity purposes. The fair value of the AFS debt security portfolio was $485 million and $471 million at June 30, 2020 and December 31, 2019, respectively. The portfolio includes maturities of approximately $75 million expected over the next 12 months. Combined with FFS and interest bearing deposits from banks, AFS debt securities offer substantial resources to meet either loan growth or reductions in Bancorp’s deposit funding base. Bancorp pledges portions of its investment securities portfolio to secure public funds, cash balances of certain WM&T accounts and SSUAR. At June 30, 2020, total investment securities pledged for these purposes comprised 81% of the AFS debt securities portfolio, leaving approximately $91 million of unpledged AFS debt securities.

Bancorp has a large base of core customer deposits, defined as time deposits less than or equal to $250,000, demand, savings, money market deposit accounts and excluding brokered deposits. At June 30, 2020, such deposits totaled $3.6 billion and represented 97% of Bancorp’s total deposits, as compared with $3.0 billion, or 96% of total deposits at December 31, 2019. Because these core deposits are less volatile and are often tied to other products of Bancorp through long lasting relationships, they do not place undue pressure on liquidity. However, many of Bancorp’s individual depositors are currently maintaining historically high balances. These excess balances may be more sensitive to market rates, with potential decreases possibly straining Bancorp’s liquidity position.

As of June 30, 2020 and December 31, 2019, Bancorp held brokered deposits totaling $30 million.

Included in total deposit balances at June 30, 2020 is $234 million of public funds generally comprised of accounts from local government agencies and public school districts in the markets in which Bancorp operates. Bancorp consider these to be long-term relationships.

Bancorp is a member of the FHLB of Cincinnati. As a member of the FHLB, Bancorp has access to credit products of the FHLB. Bancorp views these borrowings as a potential low cost alternative to brokered deposits. At June 30, 2020 and December 31, 2019, available credit from the FHLB totaled $806 million and $599 million, respectively. The increase in available credit over the first six months of 2020 is due to pledging a portion of the PPP portfolio, increasing our collateral-based borrowing capacity. See the footnote titled “FHLB Advances” for additional detail.  Additionally, Bancorp had unsecured available FFP lines with correspondent banks totaling $80 million at June 30, 2020 and $105 million December 31, 2019. This decrease is the result of closing a relationship with a correspondent bank that was deemed unnecessary as a result of changes in their fee structure.

Over the normal course of business, Bancorp enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through Bancorp’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of Bancorp’s liquidity.

Bancorp’s principal source of cash revenue is dividends paid to it as the sole shareholder of the Bank. As discussed in the footnote titled “Commitments and Contingent Liabilities,” as of January 1st of any year, the Bank may pay dividends in an amount equal to the Bank’s net income of the prior two years less any dividends paid for the same two years. At June 30, 2020, the Bank may pay an amount equal to $53 million in dividends to Bancorp without regulatory approval subject to ongoing capital requirements of the Bank.

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

Bancorp provides customers with off-balance sheet credit support through loan commitments and standby letters of credit. Unused loan commitments increased $66 million as of June 30, 2020 compared to December 31, 2019 consistent with the pay down activity seen for C&I lines of credit and significantly lower line utilization rates. The C&I line utilization rate fell from 43% at December 31, 2019 to 29% at June 30, 2020.

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

At June 30, 2020 and December 31, 2019, Bancorp had accrued $6 million and $350,000, respectively, in other liabilities for its estimate of inherent risks related to unfunded credit commitments. In accordance with the adoption of ASC 326 on January 1, 2020, Bancorp’s ACL on off-balance sheet exposures was increased from $350,000 at December 31, 2019 to $3.9 million ($2.6 million net of the DTA) with the offset recorded to retained earnings on a tax-effected basis, with no impact on earnings. Also, based on periodic analysis of its unused lines of credit, Bancorp recorded $1.9 million in additional off-balance sheet exposure expense for the six months ended June 30, 2020. The increase is related to underlying CECL model factors and a significant decline in line of credit usage related to the pandemic.

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

Capital

At June 30, 2020, stockholders’ equity totaled $420 million, an increase of $14 million, or 3%, since December 31, 2019, as 2020 net income of $26.6 million and the positive change in AOCI were offset by CECL related adjustments and dividends declared. AOCI consists of net unrealized gains or losses on AFS debt securities and hedging instruments, as well as a minimum pension liability, each net of income taxes. AOCI was $9 million at June 30, 2020 compared with $677,000 at December 31, 2019 with the fluctuation stemming from the changing interest rate environment and corresponding valuation of the AFS debt securities portfolio. See the “Consolidated Statement of Changes in Stockholders’ Equity” for further detail of changes in equity.

In May 2019, Bancorp’s Board of Directors approved a share repurchase program authorizing the repurchase of up to 1 million shares, or approximately 4% of Bancorp’s total common shares outstanding at the time. The plan, which will expire in May 2021 unless otherwise extended or completed at an earlier date, does not obligate Bancorp to repurchase any specific dollar amount or number of shares prior to the plan’s expiration. During 2019, Bancorp repurchased 259,000 shares at a weighted average price per share of $35.46. In addition to a $28 million dividend to Bancorp during the second quarter of 2019 to consummate the 2019 acquisition, the Bank paid up an $18.5 million dividend during the third quarter of 2019 to support the share repurchase program. Based on recent economic developments and the increased importance of capital preservation, no shares were repurchased in 2020 and Management does not intend to resume repurchasing in the near-term. Approximately 741,000 shares remain eligible for repurchase under the current buy-back plan.

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

The following table sets forth consolidated Bancorp’s and the Bank’s risk based capital ratios:

	June 30,	December 31,
	2020	2019

Total risk-based capital(1)
Consolidated	13.50%	12.85%
Bank	13.07	12.20

Common equity tier 1 risk-based capital(1)
Consolidated	12.39	12.02
Bank	11.95	11.37

Tier 1 risk-based capital(1)
Consolidated	12.39	12.02
Bank	11.95	11.37

Leverage(2)
Consolidated	9.50	10.60
Bank	9.15	10.67

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

As noted in the table above, Bancorp and the Bank experienced a decline in leverage ratio from December 31, 2019 to June 30, 2020. The leverage ratio, which consists of tier-1 capital divided by adjusted quarterly average assets, was negatively impacted due to the outsized balance sheet growth attributed to PPP participation. This will normalize over time, as PPP loans pay-off early or ultimately mature.

Banking regulators have categorized the Bank as well-capitalized. The regulations in accordance with Basel III define “well capitalized” as a 6.5% Common Equity Tier 1 Risk-Based Capital ratio, an 8.0% Tier 1 Risk-Based Capital ratio, a 10.0% Total Risk-Based Capital ratio and a 5.0% Tier 1 Leverage ratio.

Additionally, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, Bancorp and Bank must hold a capital conservation buffer composed of Common Equity Tier 1 Risk-Based Capital above their minimum risk-based capital requirements. The capital conservation buffer set forth by the Basel III regulatory capital framework was 2.5% of risk-weighted assets above the minimum risk based capital ratio requirements at June 30, 2020 and December 31, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the full amount of the buffer will result in restrictions on Bancorp’s ability to make capital distributions, including dividend payments and stock repurchases, and to pay discretionary bonuses to executive officers. At June 30, 2020 and December 31, 2019, Bancorp’s and SYB’s risk based capital exceeded the required capital conservation buffer.

Bancorp continues to exceed the regulatory requirements for Total Risk Based Capital, Common Equity Tier I Risk Based Capital, Tier I Risk Based Capital and Tier I Leverage. Bancorp and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB and the FDIC, in addition to the Capital Conservation Buffer. There are no conditions or events since June 30, 2020 that management believes have changed Bancorp’s well-capitalized status.

As permitted by the interim final rule issued on March 27, 2020 by the federal banking regulatory agencies, Bancorp elected the option to delay the estimated impact on regulatory capital related to the adoption of ASC 326 “Financial Instruments – Credit Losses,” or CECL, which was effective January 1, 2020. The initial impact of adoption of ASC 326, as well as 25% of the quarterly increases in the ACL subsequent to adoption of ASC 326 (collectively the “transition adjustments”) were declared to be delayed for two years. After two years, the cumulative amount of the transition adjustments will become fixed and will be phased out of the regulatory capital calculations evenly over a three-year period, with 75% recognized in year three, 50% recognized in year four and 25% recognized in year five. After five years, the temporary regulatory capital benefits will be fully reversed. Had Bancorp not elected to defer the regulatory capital impact of CECL, the post ASC 326 adoption capital ratios of Bancorp and the Bank would have exceeded the well-capitalized level.

Non-GAAP Financial Measures

The following table provides a reconciliation of total stockholders’ equity in accordance with GAAP to tangible stockholders’ equity, a non-GAAP disclosure. Bancorp provides the tangible book value per share, a non-GAAP measure, in addition to those defined by banking regulators, because of its widespread use by investors as a means to evaluate capital adequacy.

(in thousands, except per share data)	June 30, 2020	December 31, 2019

Total stockholders' equity - GAAP (a)	$420,231	$406,297
Less: Goodwill	(12,513)	(12,513)
Less: Core deposit intangible	(2,122)	(2,285)
Tangible common equity - Non-GAAP (c)	$405,596	$391,499

Total assets - GAAP (b)	$4,334,533	$3,724,197
Less: Goodwill	(12,513)	(12,513)
Less: Core deposit intangible	(2,122)	(2,285)
Tangible assets - Non-GAAP (d)	$4,319,898	$3,709,399

Total stockholders' equity to total assets - GAAP (a/b)	9.69%	10.91%
Tangible common equity to tangible assets - Non-GAAP (c/d)	9.39%	10.55%

Total shares outstanding (e)	22,667	22,604

Book value per share - GAAP (a/e)	$18.54	$17.97
Tangible common equity per share - Non-GAAP (c/e)	17.89	17.32

ACL to total non-PPP loans represents the ACL, divided by total loans less PPP loans. Bancorp believes this non-GAAP ratio is important because it provides a comparable ratio after eliminating PPP loans, which are fully guaranteed by the U.S. SBA and have not been allocated for within the ACL.

(in thousands, except per share data)	June 30, 2020	December 31, 2019

Total loans - GAAP (b)	$3,464,077	$2,845,016
Less: PPP loans	(630,082)	-
Total non-PPP loans - Non-GAAP (c)	$2,833,995	$2,845,016

Allowance for credit losses (c)	$47,708	$26,791

Allowance for credit losses to total loans - GAAP (a/b)	1.38%	0.94%
Allowance for credit losses to total loans - Non-GAAP (a/c)	1.68%	0.94%

The efficiency ratio, a non-GAAP measure, equals total non-interest expenses divided by the sum of FTE net interest income and non-interest income. The ratio excludes net gains (losses) on sales, calls, and impairment of investment securities, if applicable. In addition to the efficiency ratio, Bancorp considers an adjusted efficiency ratio. Bancorp believes it is important because it provides a comparable ratio after eliminating the fluctuation in non-interest expenses related to amortization of investments in tax credit partnerships.

Net interest income on a FTE basis includes the additional amount of interest income that would have been earned if investments in certain tax-exempt interest earning assets had been made in assets subject to federal, state and local taxes yielding the same after-tax income.

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2020	2019	2020	2019

Total non-interest expenses - GAAP (a)	$24,884	$25,453	$48,834	$48,065
Less: Amortization of investments in tax credit partnerships	(53)	(52)	(89)	(104)
Total non-interest expenses - Non-GAAP (c )	$24,831	$25,401	$48,745	$47,961

Total net interest income, fully tax equivalent	$33,573	$30,857	$66,066	$60,597
Total non-interest income	12,622	12,224	25,158	23,232
Less: Gain/loss on sale of securities	-	-	-	-
Total revenue - GAAP (b)	$46,195	$43,081	$91,224	$83,829

Efficiency ratio - GAAP (a/b)	53.87%	59.08%	53.53%	57.34%
Efficiency ratio - Non-GAAP (c/b)	53.75%	58.96%	53.43%	57.21%

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

The COVID-19 pandemic has created and continues to create extensive disruptions to the global economy and to the lives of individuals throughout the world. Governments, businesses, and the public are taking unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including self-quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief. While the scope, duration, and full effects of COVID-19 continue to evolve and are not fully known, the pandemic and related efforts to contain it have disrupted global economic activity, adversely affected the functioning of financial markets, impacted interest rates, increased economic and market uncertainty, and disrupted trade and supply chains. If these effects continue for a prolonged period, or result in sustained economic stress or recession, many of the risk factors identified in our 2019 Annual Report on Form-10-K could be exacerbated and such effects could have a material adverse impact on us in a number of ways related to credit, collateral, asset valuations, customer demand, funding, operations, interest rate risk, and human capital, as described in more detail below.

Credit Risk – Timely loan repayment and the value of collateral supporting the loans are affected by the strength of our borrower’s business. Concern about the spread of COVID-19 has caused and may continue to cause business shutdowns, limitations on commercial activity and financial transactions, supply chain interruptions, increased unemployment, increased bankruptcies, elevated commercial property vacancy rates, reduced profitability, and overall economic and financial market instability, all of which may cause our customers to be unable to make scheduled loan payments. With regard to unemployment, management utilizes the forecasted Seasonally Adjusted National Civilian Unemployment Rate as its primary loss driver within its ACL model. To the extent the forecast is adjusted upward by the FRB, Bancorp will incur additional provision for credit losses.

If the effects of COVID-19 result in widespread and sustained repayment shortfalls on loans in our portfolio, we could incur significant delinquencies, foreclosures and credit losses, particularly if the available collateral is insufficient to cover our exposure. The future effects of COVID-19 on economic activity could negatively affect the ability of customers to repay their loans, collateral values associated with our existing loans, our ability to maintain loan origination volume, and the future demand for or profitability of our lending and services. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making our business decisions or may result in a delay in our taking certain remediation actions, such as foreclosure. In addition to loans outstanding, we have unfunded commitments to extend credit to customers.

Interest Rate Risk – Our net interest income, lending activities, deposits and profitability could be negatively affected by volatility in interest rates caused by uncertainties stemming from COVID-19. In March 2020, the FRB lowered the FFTR to a range from zero to 0.25 percent, citing concerns about the impact of COVID-19 on markets. A prolonged period of extremely volatile and unstable market conditions could increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income. Fluctuations in interest rates will affect both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition.

Banking institutions have been planning for the transition away from LIBOR in advance of December 31, 2021, the date that LIBOR is generally expected to cease to exist. It remains unclear, however, whether the cessation of LIBOR will be delayed due to COVID-19 or what form any delay may take, and there are no assurances that there will be a delay. It is also unclear what the duration and severity of COVID-19 will be, and whether this will affect LIBOR transition planning. COVID-19 may also slow regulators’ and others’ efforts to develop and implement alternative reference rates, which could make LIBOR transition planning more difficult, particularly if the cessation of LIBOR is not delayed and alternatives do not develop.

Market Risk – Market disruption, whether or not caused directly by COVID-19, could lead to further declines in Bancorp’s stock price and cash flow projections leading to long-lived asset impairment, such as goodwill. While we stress test for various events, Bancorp’s model may not fully take into account a global pandemic event of COVID-19’s scope. Such risks could also result in other-than-temporary impairments and/or reduce other comprehensive income.

Income from WM&T represents a significant portion of non-interest income. AUM are expressed in terms of market value, and a significant portion of fee income is based upon those values. A large majority of WM&T fees are based on market values, which generally fluctuate with overall capital markets. Volatile market conditions caused by COVID-19 could reduce the value of AUM and/or cause clients to withdraw funds.

Operational Risk – The spread and the threat of the spread of COVID-19 has caused us to modify our business practices and Bancorp may take further actions, as may be required by government authorities, or as we determine, are in the best interests of our employees, customers and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus. We rely on business processes and branch activity that largely depend on people and technology, including access to information technology systems, as well as information, applications, payment systems and other services provided by third parties.

Work-from-home measures introduce additional operational risk, including increased cybersecurity risk. These cyber risks include greater phishing, malware, and other cybersecurity attacks, vulnerability to disruptions of our information technology infrastructure and telecommunications systems for remote operations, increased risk of unauthorized dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, greater risk of a security breach resulting in destruction or misuse of valuable information, and potential impairment of our ability to perform critical functions, including wiring funds, all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations and the operations of any impacted customers.

Consumers affected by COVID-19 may continue to demonstrate subdued behavior in terms of spending after the crisis is over. For example, consumers may decrease discretionary spending on a permanent or long-term basis, certain industries may take longer to recover (particularly those that rely on travel or large gatherings) as consumers may be hesitant to return to full social interaction, and temporary closures of bank branches could result in consumers becoming more comfortable with technology and devaluing face-to-face interaction. Changes to business practices may be necessary to accommodate changing consumer behaviors.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows information relating to the repurchase of shares of common stock by Bancorp during the three months ended June 30, 2020.

	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Average price paid per share	Maximum number of shares that may yet be purchased under the plans or programs

April 1 - April 30	—	$—	—	$—
May 1 - May 31	—	—	—	—
June 1 - June 30	1,353	38.27	1,353	38.27

Total	1,353	$38.27	1,353	$—	741,196

(2)	Activity includes 1,353 shares of stock withheld to pay taxes due upon exercise of SARs and vesting of RSUs and PSUs.

Effective May 22, 2019, Bancorp’s Board of Directors approved a share repurchase program authorizing the repurchase of 1 million shares, or approximately 4% of Bancorp’s total common shares outstanding at the time. Stock repurchases are expected to be made from time to time on the open market or in privately negotiated transactions, subject to applicable securities laws. The plan, which will expire in May 2021 unless otherwise extended or completed at an earlier date, does not obligate the Company to repurchase any specific dollar amount or number of shares prior to the plan’s expiration. Based on recent economic developments and the increased importance of capital preservation, no shares were repurchased in 2020 and Management does not expect to resume repurchasing in the near-term. As of June 30, 2020, Bancorp had 741,196 shares that could be repurchased under its current share repurchase program.

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

101

The following materials from Stock Yards Bancorp Inc.’s Form 10-Q Report for the quarterly period ended June 30, 2020 formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104	The cover page from Stock Yards Bancorp Inc.’s Form 10-Q Report for the quarterly period ended June 30, 2020 formatted in inline XBRL and contained in Exhibit 101.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STOCK YARDS BANCORP, INC. (Registrant)

Date: August 7, 2020	By:	/s/ James A. Hillebrand
James A. Hillebrand
CEO (Principal Executive Officer)

Date: August 7, 2020		/s/ T. Clay Stinnett
T. Clay Stinnett, EVP, Treasurer and
CFO (Principal Financial Officer)