Form 10-Q
period 2020-09-30
Stock Yards Bancorp, Inc.
filed 2020-11-06
CIK 835324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

or

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

The number of shares outstanding of the registrant’s Common Stock, no par value, as of October 31, 2020, was 22,692,044.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

September 30, 2020 (unaudited) and December 31, 2019 (in thousands, except per share data)

	September 30,	December 31,
	2020	2019
Assets
Cash and due from banks	$49,517	$46,863
Federal funds sold and interest bearing due from banks	241,486	202,861
Total cash and cash equivalents	291,003	249,724

Mortgage loans held for sale	23,611	8,748
Available for sale debt securities (amortized cost of $416,767) in 2020 and $469,313 in 2019, respectively	429,184	470,738
Federal Home Loan Bank stock, at cost	11,284	11,284
Loans	3,472,481	2,845,016
Allowance for credit losses	50,501	26,791
Net loans	3,421,980	2,818,225

Premises and equipment, net	56,911	58,618
Bank owned life insurance	33,084	32,557
Accrued interest receivable	13,782	8,534
Goodwill	12,513	12,513
Core deposit intangible	2,042	2,285
Other assets	69,735	50,971
Total assets	$4,365,129	$3,724,197

Liabilities
Deposits:
Non-interest bearing	$1,180,001	$810,475
Interest bearing	2,574,517	2,323,463
Total deposits	3,754,518	3,133,938

Securities sold under agreements to repurchase	40,430	31,895
Federal funds purchased	9,179	10,887
Federal Home Loan Bank advances	56,536	79,953
Accrued interest payable	325	640
Other liabilities	75,543	60,587
Total liabilities	3,936,531	3,317,900

Commitments and contingent liabilities (Footnote 10)	—	—

Stockholders’ equity
Preferred stock, no par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value. Authorized 40,000,000 shares; issued and outstanding 22,692,000 and 22,604,000 shares in 2020 and 2019, respectively	36,500	36,207
Additional paid-in capital	41,256	35,714
Retained earnings	341,970	333,699
Accumulated other comprehensive income	8,872	677
Total stockholders’ equity	428,598	406,297
Total liabilities and stockholders’ equity	$4,365,129	$3,724,197

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

For the three and nine months ended September 30, 2020 and 2019 (in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Interest income:
Loans, including fees	$33,844	$35,058	$101,692	$100,075
Federal funds sold and interest bearing due from banks	54	566	673	2,129
Mortgage loans held for sale	173	41	359	121
Securities available for sale:
Taxable	2,029	2,239	6,631	7,353
Tax-exempt	44	105	177	382
Total interest income	36,144	38,009	109,532	110,060
Interest expense:
Deposits	2,107	5,316	8,676	16,034
Securities sold under agreements to repurchase	7	26	31	79
Federal funds purchased and other short-term borrowing	2	52	33	176
Federal Home Loan Bank advances	333	509	1,123	1,154
Subordinated debentures	—	—	—	26
Total interest expense	2,449	5,903	9,863	17,469
Net interest income	33,695	32,106	99,669	92,591
Provision for credit losses	4,418	400	15,518	1,000
Net interest income after provision	29,277	31,706	84,151	91,591
Non-interest income:
Wealth management and trust services	5,657	5,738	17,601	16,839
Deposit service charges	998	1,356	3,081	3,793
Debit and credit card income	2,218	2,102	6,261	6,014
Treasury management fees	1,368	1,264	3,901	3,623
Mortgage banking income	1,979	794	4,447	2,004
Net investment product sales commissions and fees	431	400	1,288	1,120
Bank owned life insurance	172	487	527	849
Other	220	1,068	1,095	2,199
Total non-interest income	13,043	13,209	38,201	36,441
Non-interest expenses:
Compensation	13,300	12,330	37,296	36,846
Employee benefits	2,853	2,819	8,891	8,182
Net occupancy and equipment	2,235	2,189	6,205	6,005
Technology and communication	2,265	1,841	6,225	5,462
Debit and credit card processing	649	662	1,908	1,880
Marketing and business development	523	732	1,548	2,260
Postage, printing and supplies	472	402	1,355	1,218
Legal and professional	544	524	1,795	2,581
FDIC insurance	435	—	894	486
Amortization of investments in tax credit partnerships	52	137	141	241
Capital and deposit based taxes	1,076	993	3,331	2,864
Credit loss expense for off-balance sheet exposures	550	-	2,400	-
Other	1,242	1,269	3,041	3,937
Total non-interest expenses	26,196	23,898	75,030	71,962
Income before income tax expense	16,124	21,017	47,322	56,070
Income tax expense	1,591	3,783	6,189	6,652
Net income	$14,533	$17,234	$41,133	$49,418
Net income per share, basic	$0.64	$0.76	$1.82	$2.18
Net income per share, diluted	$0.64	$0.76	$1.81	$2.16
Weighted average outstanding shares:
Basic	22,582	22,550	22,553	22,633
Diluted	22,802	22,810	22,759	22,901

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

For the three and nine months ended September 30, 2020 and 2019 (in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$14,533	$17,234	$41,133	$49,418
Other comprehensive income:
Change in unrealized gain on AFS debt securities	(35)	946	10,992	9,392
Change in fair value of derivatives used in cash flow hedge	111	(59)	(207)	(589)
Total other comprehensive income, before income tax expense	76	887	10,785	8,803
Tax effect	20	225	2,591	1,933
Total other comprehensive income, net of tax	56	662	8,194	6,870
Comprehensive income	$14,589	$17,896	$49,327	$56,288

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

For the three and nine months ended September 30, 2020 and 2019 (in thousands, except per share data)

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

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

For the three and nine months ended September 30, 2020 and 2019 (in thousands, except per share data)

					Accumulated
	Common stock		Additional		other	Total
	Shares		paid-in	Retained	comprehensive	stockholders'
	outstanding	Amount	capital	earnings	income	Total

Balance, January 1, 2020	22,604	$36,207	$35,714	$333,699	$677	$406,297

Activity for three months ended March 31, 2020:
Impact of adoption of ASC 326	—	—	—	(8,823)	—	(8,823)
Net income	—	—	—	13,232	—	13,232
Other comprehensive income	—	—	—	—	5,775	5,775
Stock compensation expense	—	—	817	—	—	817
Stock issued for share-based awards, net of witholdings to satisfy employee tax obligations	62	203	1,858	(3,546)	—	(1,485)
Cash dividends declared, $0.27 per share	—	—	—	(6,111)	—	(6,111)
Shares cancelled	(1)	(2)	(22)	24	—	—

Balance, March 31, 2020	22,665	$36,408	$38,367	$328,475	$6,452	$409,702

Activity for three months ended June 30, 2020:
Net income	—	—	—	13,368	—	13,368
Other comprehensive income	—	—	—	—	2,364	2,364
Stock compensation expense	—	—	976	—	—	976
Stock issued for share-based awards, net of witholdings to satisfy employee tax obligations	2	8	96	(163)	—	(59)
Cash dividends declared, $0.27 per share	—	—	—	(6,120)	—	(6,120)
Shares cancelled	—	(1)	(14)	15	—	—
Balance, June 30, 2020	22,667	$36,415	$39,425	$335,575	$8,816	$420,231

Activity for three months ended September 30, 2020:
Net income	—	—	—	14,533	—	14,533
Other comprehensive income	—	—	—	—	56	56
Stock compensation expense	—	—	843	—	—	843
Stock issued for share-based awards, net of witholdings to satisfy employee tax obligations	27	91	1,049	(2,083)	—	(943)
Cash dividends declared, $0.27 per share	—	—	—	(6,122)	—	(6,122)
Shares cancelled	(2)	(6)	(61)	67	—	—
Balance, September 30, 2020	22,692	$36,500	$41,256	$341,970	$8,872	$428,598

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

For the nine months ended September 30, 2020 and 2019 (in thousands)

	2020	2019
Operating activities:
Net income	$41,133	$49,418
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	15,518	1,000
Depreciation, amortization and accretion, net	4,687	2,969
Deferred income tax benefit	(3,932)	(4,924)
Gain on sales of mortgage loans held for sale	(4,817)	(1,251)
Origination of mortgage loans held for sale	(201,099)	(69,983)
Proceeds from sale of mortgage loans held for sale	191,053	66,580
Bank owned life insurance income	(527)	(849)
(Gain)/loss on the disposal of premises and equipment	(176)	6
Income on other investments	—	(142)
Gain on the sale of other real estate owned	—	(63)
Stock compensation expense	2,636	2,732
Excess tax (benefit) expense from share-based compensation arrangements	(444)	(712)
Net change in accrued interest receivable and other assets	(20,224)	(7,296)
Net change in accrued interest payable and other liabilities	13,973	2,169
Net cash provided by operating activities	37,781	39,654
Investing activities:
Purchases of available for sale debt securities	(237,646)	(442,220)
Proceeds from sales of acquired available for sale debt securities	—	12,427
Proceeds from maturities and paydowns of available for sale debt securities	289,587	513,906
Proceeds from redemption of Federal Home Loan Bank stock	—	591
Proceeds from redemption of Federal Reserve Bank stock	—	490
Proceeds from redemption of interest bearing due from banks	—	1,761
Proceeds from the sale of held for investment loans	2,794	—
Net change in traditional loans	11,590	(142,108)
Net change in PPP loans	(642,056)	—
Purchases of premises and equipment	(4,068)	(4,179)
Proceeds from sale or disposal of premises and equipment	1,240	2,561
Proceeds from surrender of acquired bank owned life insurance	—	3,431
Proceeds from bank owned life insurance mortality benefit	—	909
Other investment activities	(860)	(2,766)
Proceeds from sales of other real estate owned	—	868
Cash for acquisition, net of cash acquired	—	(24,684)
Net cash used in investing activities	(579,419)	(79,013)
Financing activities:
Net change in deposits	620,521	26,342
Net change in securities sold under agreements to repurchase and federal funds purchased	6,827	(4,778)
Proceeds from Federal Home Loan Bank advances	90,000	90,000
Repayments of Federal Home Loan Bank advances	(113,564)	(99,620)
Repayment of acquired bank holding company line of credit	—	(2,300)
Redemption of acquired bank subordinated debentures	—	(3,609)
Repurchase of common stock	—	(9,164)
Share repurchases related to compensation plans	(2,487)	(2,768)
Cash dividends paid	(18,380)	(17,469)
Net cash provided by (used in) financing activities	582,917	(23,366)
Net change in cash and cash equivalents	41,279	(62,725)
Cash and cash equivalents at beginning of period	249,724	198,939
Cash and cash equivalents at end of period	$291,003	$136,214

(continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (continued)

For the nine months ended September 30, 2020 and 2019 (in thousands)

	2020	2019
Supplemental cash flow information:
Interest paid	$10,178	$17,519
Income taxes paid, net of refunds	9,608	9,281
Cash paid for operating lease liabilities	1,186	1,051
Supplemental non-cash activity:
Unfunded commitments in tax credit investments	$9,667	$3,424
Initial recognition of right-of-use lease assets	—	16,747
Initial recognition operating lease liabilities	—	18,067
Loans transferred to OREO	119	—

Liabilities assumed in conjunction with acquisition
Fair value of assets acquired	$—	$204,613
Cash paid in acquisition	—	28,000
Liabilities assumed	$—	$176,613

See accompanying notes to unaudited consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)	Basis of Presentation and Summary of Significant Accounting Policies

Nature of Operations – Stock Yards Bancorp, Inc. (“Bancorp” or “the Company”) is a FHC headquartered in Louisville, Kentucky. The accompanying consolidated financial statements include the accounts of its wholly owned subsidiary, SYB (“the Bank). Established in 1904, SYB is a state-chartered non-member financial institution that provides services in the Louisville, Kentucky, Indianapolis, Indiana and Cincinnati, Ohio MSAs through 44 full service banking center locations.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Intercompany transactions have been eliminated. These condensed consolidated financial statements should be read in conjunction with Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2019. Operating results for the three and nine month periods ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

On January 1, 2020, Bancorp adopted ASC 326 “Financial Instruments – Credit Losses,” which created material changes to Bancorp’s existing critical accounting policy that existed at December 31, 2019. Effective January 1, 2020 through September 30, 2020, the significant accounting policy considered the most critical in preparing Bancorp’s consolidated financial statements is the determination of the ACL on loans.

The ACL on loans is established through credit loss expense charged to current earnings. The amount maintained in the ACL reflects management’s estimate of the net amount not expected to be collected on the loan portfolio at the balance sheet date over the life of the loan. The ACL is comprised of specific reserves assigned to certain loans that do not share general risk characteristics and general reserves on pools of loans that do share general risk characteristics. Factors contributing to the determination of specific reserves include the creditworthiness of the borrower and more specifically, changes in the expected future receipt of principal and interest payments and/or in the value of pledged collateral. A reserve is recorded when the carrying amount of the loan exceeds the discounted estimated cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral-dependent loans.

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

Debt Securities – Bancorp determines the classification of debt securities at the time of purchase. Debt securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost. Debt securities not classified as held to maturity are classified as AFS and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in AOCI, net of tax. All debt securities were classified as AFS at September 30, 2020 and December 31, 2019.

Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific-identification method. Amortization of premiums and discounts are recognized in interest income over the period to maturity using the interest method, except for premiums on callable debt securities, which are amortized to their earliest call date.

Bancorp has made a policy election to exclude accrued interest from the amortized cost basis of debt securities and reports accrued interest separately in the consolidated balance sheets. A debt security is placed on non-accrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on non-accrual is reversed against interest income. There was no accrued interest related to AFS debt securities reversed against interest income for the three and nine month periods ended September 30, 2020 and 2019.

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

In evaluating AFS debt securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, Bancorp considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition, among other factors. There were no credit related factors underlying unrealized losses on AFS debt securities at September 30, 2020 and December 31, 2019.

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

Loans are considered past due or delinquent when the contractual principal and/or interest due in accordance with the terms of the loan agreement or any portion thereof remains unpaid after the due date of the scheduled payment. The accrual of interest income on loans is typically discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection, or if full collection of interest or principal becomes doubtful. Consumer loans are typically charged off no later than 120 days past due. All interest accrued but not received for a loan placed on non-accrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Under the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero. Under the cash-basis method, interest income is recorded when the payment is received in cash. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Subsequent to January 1, 2020, loans acquired in a business combination that have experienced more-than-insignificant deterioration in credit quality since origination are considered PCD loans. At the acquisition date, an estimate of expected credit losses is made for groups of PCD loans with similar risk characteristics and individual PCD loans without similar risk characteristics. This initial ACL is allocated to individual PCD loans and added to the purchase price or acquisition date fair values to establish the initial amortized cost basis of the PCD loans. As the initial ACL is added to the purchase price, there is no credit loss expense recognized upon acquisition of a PCD loan. Any difference between the unpaid principal balance of PCD loans and the amortized cost basis is considered to relate to non-credit factors and results in a discount or premium. Discounts and premiums are recognized through interest income on a level-yield method over the life of the loans. Approximately $1.6 million in PCI loans were converted to PCD on January 1, 2020 and the majority of these marks were subsequently charged off in the third quarter of 2020.

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

Bancorp’s methodologies for estimating the ACL consider available relevant information about the collectability of cash flows, including information about past events, current conditions and reasonable and supportable forecasts. The methodologies apply historical loss information, adjusted for asset-specific characteristics, economic conditions at the measurement date, and forecasts about future economic conditions expected to exist through the contractual lives of the financial assets that are reasonable and supportable, to the identified pools of financial assets with similar risk characteristics for which the historical loss experience was observed. Bancorp’s methodologies may revert to historical loss information on a straight-line basis over a number of quarters when it can no longer develop reasonable and supportable forecasts.

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

Construction and land development — Consists of loans to finance the ground up construction, improvement and/or construction of owner occupied and non-owner occupied residential and commercial properties and loans secured by raw or improved land. The repayment of C&D loans is generally dependent upon the successful completion of the improvements by the builder for the end user, the leasing of the property, or sale of the property to a third party. Repayment of land secured loans are dependent upon the successful development and sale of the property, the sale of the land as is, or the outside cash flow of the owners to support the retirement of the debt. Bancorp’s construction loans may convert to real estate-secured once construction is completed or principal amortization payments begin, assuming the borrower retains financing with the Bank.

Commercial and Industrial — Represents loans for C&I purposes to sole proprietorships, partnerships, corporations and other business enterprises, where secured (other than those that meet the definition of a “loan secured by real estate”) or unsecured, single payment or installment. This category includes loans originated for financing capital expenditures, non-real estate loans guaranteed by the SBA and non-real estate related construction loans in addition to loans secured by accounts receivable, inventory and other business assets such as equipment. Bancorp originates these loans for a variety of purposes across various industries. This category also includes loans to commercial banks in the U.S. This portfolio has been segregated between term loans and revolving lines of credits based on the varied characteristics of these individual loan structures.

Residential real estate — Includes non-revolving (closed-end) first and junior liens secured by residential real estate primarily in Bancorp’s market areas. This portfolio has been segregated between owner occupied and non-owner occupied status, as the investment nature of the latter poses additional credit risks to Bancorp.

Home equity lines of credit – Similar to the above, however these are revolving (open-ended) lines of credit.

Consumer — Represents loans to individuals for personal expenditures that may be secured or unsecured. This includes pre-arranged overdraft plans, secured automobile loans and other consumer-purposed loans.

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

Off-Balance Sheet Credit Exposures – Financial instruments include off-balance sheet credit instruments, such as commitments to originate loans and commercial letters of credit issued to meet customer-financing needs. Off-balance sheet refers to assets or liabilities that do not appear on a company's balance sheet. Bancorp’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for off-balance sheet loan commitments is represented by the contractual amount of those instruments. Such financial instruments are recorded when they are funded.

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

Bancorp adopted ASC 326 using the prospective transition approach for loans purchased with PCD that were previously classified as PCI and accounted for under ASC 310-30. In accordance with the standard, management did not reassess whether PCI loans met the criteria of PCD loans as of the adoption date. On January 1, 2020, non-accretable yield marks of $1.6 million related to formerly classified PCI loans were reclassified between the amortized cost basis of loans and corresponding ACL. The majority of these marks were subsequently charged off in the third quarter of 2020.

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

In March 2020, the CARES Act was signed into law. Section 4013 of the CARES Act, “Temporary Relief From Troubled Debt Restructurings,” provides banks the option to temporarily suspend certain requirements under U.S. GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. To qualify for Section 4013 of the CARES Act, borrowers must have been current at December 31, 2019. All modifications are eligible as long as they are executed between March 1, 2020 and the earlier of (i) December 31, 2020 or (ii) the 60th day after the end of the COVID-19 national emergency declared by the President of the United States. Multiple modifications of the same credits are allowed and there is no cap on the duration of the modification. The impact of such activity is discussed in the section of this document titled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In March 2020, interagency guidance was issued regarding loan modifications and reporting for financial institutions working with customers affected by COVID-19. The interagency statement was effective immediately and affected accounting for loan modifications. Under ASC 310-40, “Receivables – Troubled Debt Restructurings by Creditors,” a restructuring of debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to such relief, are not to be considered TDRs. This includes short-term modifications such as full payment and principal only deferrals. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program was implemented. This interagency guidance, in addition to deferral guidance included in the CARES Act, could have a material impact on Bancorp’s financial statements; however, the impact cannot be quantified at this time.

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

The following table provides a summary of the assets acquired and liabilities assumed as recorded by the acquire, the previously reported preliminary fair value adjustments necessary to adjust those acquired assets and assumed liabilities to fair value, final recast adjustments to those previously reported preliminary fair values, and the final fair values of those assets and liabilities as recorded by Bancorp.

	May 1, 2019
	As Recorded	Fair Value		Recast		As Recorded
(in thousands)	by KSB	Adjustments (1)		Adjustments		by Bancorp
Assets acquired:

Cash and due from banks	$3,316	$—		$—		$3,316
Interest bearing due from banks	1,761	—		—		1,761
Available for sale debt securities	12,404	23	a	—		12,427
Federal Home Loan Bank stock, at cost	1,517	—		—		1,517
Federal Reserve Bank stock, at cost	490	—		—		490
Loans	165,744	(1,597)	b	(118)	b	164,029
Allowance for credit losses	(1,812)	1,812	b	—		—
Net loans	163,932	215		(118)		164,029
Premises and equipment, net	4,358	(1,328)	c	431	c	3,461
Bank owned life insurance	3,431	—		—		3,431
Core deposit intangible	—	1,519	d	—		1,519
Other real estate owned	325	(325)	e	—		—
Other assets and accrued interest receivable	867	(36)	f	—		831
Total assets acquired	$192,401	$68		$313		$192,782

Liabilities assumed:

Deposits:
Non-interest bearing	$24,939	$—		$—		$24,939
Interest bearing	100,839	(252)	g	—		100,587
Total deposits	125,778	(252)		—		125,526

Federal funds purchased	1,566	—		—		1,566
Federal Home Loan Bank advances	43,718	(419)	h	—		43,299
Subordinated note	3,609	—		—		3,609
Holding Company line of credit	2,300	—		—		2,300
Other liabilities and accrued interest payable	313	—		—		313

Total liabilities assumed	177,284	(671)		—		176,613

Net assets acquired	$15,117	$739		$313		$16,169

Cash consideration paid						(28,000)

Goodwill						$11,831

(1)	See the following page for explanations of individual fair value adjustments.

Explanation of the preceding pre-ASC 326 fair value adjustments:

a.	Reflects the fair value adjustment based on Bancorp’s evaluation of the acquired investment portfolio.

b.	Reflects the fair value adjustment based on Bancorp’s evaluation of the acquired loan portfolio and to eliminate the acquiree’s recorded ACL.

c.	Reflects the fair value adjustment based on Bancorp’s evaluation of the premises and equipment acquired.

d.	Reflects the fair value adjustment for the CDI asset recorded as a result of the acquisition.

e.	Reflects the fair value adjustment based upon Bancorp’s evaluation of the foreclosed real estate acquired.

f.	Reflects the write-off of a miscellaneous other asset.

g.	Reflects the fair value adjustment based on Bancorp’s evaluation of the assumed time deposits.

h.	Reflects the fair value adjustment based upon Bancorp’s evaluation of the assumed FHLB advances.

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

Pro forma financial information as of the acquisition was not considered material.

(3)	Available for Sale Debt Securities

All of Bancorp’s debt securities are classified as AFS. Amortized cost, unrealized gains and losses and fair value of securities follow:

(in thousands)		Unrealized		Allowance
September 30, 2020	Amortized cost	Gains	Losses	for Credit Losses	Fair value

U.S. Treasury and other U.S. Government obligations	$—	$—	$—	$—	$—
Government sponsored enterprise obligations	136,965	5,294	(378)	—	141,881
Mortgage backed securities - government agencies	272,145	7,396	(89)	—	279,452
Obligations of states and political subdivisions	7,657	194	—	—	7,851

Total available for sale debt securities	$416,767	$12,884	$(467)	$—	$429,184

December 31, 2019

U.S. Treasury and other U.S. Government obligations	$49,887	$10	$—	$—	$49,897
Government sponsored enterprise obligations	208,933	1,189	(178)	—	209,944
Mortgage backed securities - government agencies	193,574	1,243	(956)	—	193,861
Obligations of states and political subdivisions	16,919	117	—	—	17,036

Total available for sale debt securities	$469,313	$2,559	$(1,134)	$—	$470,738

At September 30, 2020 and December 31, 2019, there were no holdings of debt securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

There were no gains or losses on sales or calls of securities for the three-month and nine-month periods ending September 30, 2020 and 2019. Securities acquired in the May 1, 2019 acquisition totaling $12 million, were sold immediately following the acquisition with no gain or loss realized in the income statement.

Accrued interest on AFS debt securities totaled $1.4 million and $1.6 million at September 30, 2020 and December 31, 2019, respectively, and was included in the consolidated balance sheets.

A summary of AFS debt securities by contractual maturity as of September 30, 2020 follows:

(in thousands)	Amortized cost	Fair value

Due within 1 year	$2,449	$2,456
Due after 1 year but within 5 years	33,197	33,860
Due after 5 years but within 10 years	1,456	1,531
Due after 10 years	107,520	111,885
Mortgage backed securities - government agencies	272,145	279,452
Total securities available for sale	$416,767	$429,184

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

Securities with a carrying value of $369 million and $403 million were pledged at September 30, 2020 and December 31, 2019, respectively, to secure accounts of commercial depositors in cash management accounts, public funds and uninsured cash balances for WM&T accounts.

AFS debt securities with unrealized loss position for which an ACL has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous loss position follow:

	Less than 12 months		12 months or more		Total
(in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2020	value	losses	value	losses	value	losses

Government sponsored enterprise obligations	$29,892	$(314)	$5,289	$(64)	$35,181	$(378)
Mortgage-backed securities - government agencies	34,099	(87)	994	(2)	35,093	(89)

Total	$63,991	$(401)	$6,283	$(66)	$70,274	$(467)

December 31, 2019
Government sponsored enterprise obligations	$16,503	$(107)	$11,492	$(71)	$27,995	$(178)
Mortgage-backed securities - government agencies	81,664	(496)	32,453	(460)	114,117	(956)

Total	$98,167	$(603)	$43,945	$(531)	$142,112	$(1,134)

Applicable dates for determining when securities are in an unrealized loss position are September 30, 2020 and December 31, 2019. As such, it is possible that a security had a market value lower than its amortized cost on other days during the past 12 months, but is not in the “Less than 12 months” category above.

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

In evaluating AFS debt securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, Bancorp considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition, among other factors. Unrealized losses on Bancorp’s investment securities portfolio have not been recognized as an expense because the securities are of high credit quality, and the decline in fair values is attributable to changes in the prevailing interest rate environment since the purchase date. Fair value is expected to recover as securities reach maturity and/or the interest rate environment returns to conditions similar to when these securities were purchased. These investments consisted of 14 and 54 separate investment positions as of September 30, 2020 and December 31, 2019, respectively. There were no credit related factors underlying unrealized losses on AFS debt securities at September 30, 2020 and December 31, 2019.

FHLB stock represents an investment held by Bancorp that is not readily marketable and is carried at cost adjusted for identified impairment, if any. Impairment is evaluated on an annual basis in the fourth quarter and more often if market conditions warrant. Bancorp has never recorded FHLB stock impairment. Holdings of FHLB stock are required for access to FHLB advances.

(4)	Loans and Allowance for Credit Losses on Loans

Composition of loans by class as reported under ASC 326 follows:

(in thousands)	September 30, 2020	December 31, 2019

Commercial real estate - non-owner occupied	$828,328	$746,283
Commercial real estate - owner occupied	492,825	474,329
Total commercial real estate	1,321,153	1,220,612

Commercial and industrial - term	494,394	457,298
Commercial and industrial - term - PPP	642,056	—
Commercial and industrial - lines of credit	237,456	381,502
Total commercial and industrial	1,373,906	838,800

Residential real estate - owner occupied	211,984	217,606
Residential real estate - non-owner occupied	143,149	134,995
Total residential real estate	355,133	352,601

Construction and land development	257,875	255,816
Home equity lines of credit	97,150	103,854
Consumer	44,161	47,467
Leases	13,981	16,003
Credits cards - commercial	9,122	9,863
Total loans (1)	$3,472,481	$2,845,016

(1) Total loans are presented inclusive of premiums, discounts, and net of loan origination fees and costs.

For historical comparative purposes, the composition of loans by class pre-ASC 326 adoption follows:

(in thousands)	December 31, 2019

Commercial and industrial	$870,511
Construction and development, excluding undeveloped land	213,822
Undeveloped land	46,360

Real estate mortgage:
Commercial investment	736,618
Owner occupied commercial	473,783
1-4 family residential	334,358
Home equity - first lien	48,620
Home equity - junior lien	73,477
Subtotal: Real estate mortgage	1,666,856
Consumer	47,467
Total loans (1)	$2,845,016

(1) Total loans are presented inclusive of premiums, discounts, and net of loan origination fees and costs.

Accrued interest on loans, which is excluded from the amortized cost of loans, totaled $12 million and $7 million at September 30, 2020 and December 31, 2019, respectively, and was included in the consolidated balance sheets.

Loans with carrying amounts of $1.9 billion and $1.6 billion at September 30, 2020 and December 31, 2019, respectively, were pledged to secure FHLB borrowing capacity, the increase stemming from pledging a portion of the PPP portfolio this year.

Loans to directors and their related interests, including loans to companies for which directors are principal owners and executive officers, totaled $44 million and $43 million as of September 30, 2020 and December 31, 2019, respectively.

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

The Bank acquired PCI loans related to its 2019 and 2013 acquisitions. At acquisition date, these loans were accounted for under ASC 310-30. On January 1, 2020, Bancorp adopted ASC 326 using the prospective transition approach for loans purchased with credit deterioration that were previously classified as PCI and accounted for under ASC 310-30. In accordance with the standard, management did not reassess whether PCI loans met the criteria of PCD loans as of the adoption date. On January 1, 2020, non-accretable yield marks of $1.6 million related to formerly classified PCI loans were reclassed between the amortized cost basis of loans and corresponding ACL. The majority of these marks were subsequently charged off in the third quarter of 2020.

Bancorp’s estimate of the ACL on loans reflects losses expected over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications. The activity in the ACL related to loans follows (2020 is presented in accordance with ASC 326 and 2019 in accordance with ASC 310):

(in thousands) Three Months Ended September 30, 2020	Beginning Balance	Impact of Adopting ASC 326	Initial ACL on Loans Purchased with Credit Deterioration	Provision for Credit Losses	Charge-offs	Recoveries	Ending Balance

Commercial real estate - non-owner occupied	$18,839	$-	$-	$(558)	$(143)	$2	$18,140
Commercial real estate - owner occupied	6,706	-	-	1,674	(1,351)	-	7,029
Total commercial real estate	25,545	-	-	1,116	(1,494)	2	25,169

Commercial and industrial - term	7,339	-	-	1,605	(1)	1	8,944
Commercial and industrial - lines of credit	3,242	-	-	179	-	-	3,421
Total commercial and industrial	10,581	-	-	1,784	(1)	1	12,365

Residential real estate - owner occupied	2,848	-	-	464	(61)	13	3,264
Residential real estate - non-owner occupied	1,594	-	-	418	(2)	-	2,010
Total residential real estate	4,442	-	-	882	(63)	13	5,274

Construction and land development	5,608	-	-	420	-	-	6,028
Home equity lines of credit	832	-	-	106	-	-	938
Consumer	362	-	-	57	(140)	57	336
Leases	223	-	-	34	-	-	257
Credit cards - commercial	115	-	-	19	-	-	134
Total net loan (charge-offs) recoveries	$47,708	$-	$-	$4,418	$(1,698)	$73	$50,501

(in thousands) Nine Months Ended September 30, 2020	Beginning Balance	Impact of Adopting ASC 326	Initial ACL on Loans Purchased with Credit Deterioration	Provision for Credit Losses	Charge-offs	Recoveries	Ending Balance

Commercial real estate - non-owner occupied	$5,235	$2,946	$152	$9,945	$(143)	$5	$18,140
Commercial real estate - owner occupied	3,327	1,542	1,350	2,161	(1,351)	-	7,029
Total commercial real estate	8,562	4,488	1,502	12,106	(1,494)	5	25,169

Commercial and industrial - term	6,782	365	-	1,790	(1)	8	8,944
Commercial and industrial - lines of credit	5,657	(1,528)	-	(708)	-	-	3,421
Total commercial and industrial	12,439	(1,163)	-	1,082	(1)	8	12,365

Residential real estate - owner occupied	1,527	1,087	99	615	(79)	15	3,264
Residential real estate - non-owner occupied	947	429	-	636	(2)	-	2,010
Total residential real estate	2,474	1,516	99	1,251	(81)	15	5,274

Construction and land development	2,105	3,056	-	867	-	-	6,028
Home equity lines of credit	728	114	-	96	-	-	938
Consumer	100	264	34	54	(394)	278	336
Leases	237	(4)	-	24	-	-	257
Credit cards - commercial	146	(50)	-	38	-	-	134
Total net loan (charge-offs) recoveries	$26,791	$8,221	$1,635	$15,518	$(1,970)	$306	$50,501

(in thousands) Three Months Ended September 30, 2019	Beginning Balance	Provision for Credit Losses	Charge-offs	Recoveries	Ending Balance

Real estate mortgage	$12,030	$269	$-	$46	$12,345
Commercial and industrial	11,858	32	(91)	154	11,953
Construction and development	1,810	(108)	-	-	1,702
Undeveloped land	601	195	-	-	796
Consumer	117	12	(139)	91	81
	$26,416	$400	$(230)	$291	$26,877

(in thousands) Nine Months Ended September 30, 2019	Beginning Balance	Provision for Credit Losses	Charge-offs	Recoveries	Ending Balance

Real estate mortgage	$10,681	$1,579	$(13)	$98	$12,345
Commercial and industrial	11,965	(178)	(94)	260	11,953
Construction and development	1,760	(261)	-	203	1,702
Undeveloped land	752	44	-	-	796
Consumer	376	(184)	(383)	272	81
	$25,534	$1,000	$(490)	$833	$26,877

Upon adoption of ASC 326 on January 1, 2020, Bancorp recorded an increase of $8.2 million to the ACL on loans and a corresponding decrease to retained earnings, net of the DTA impact. In addition, non-accretable yield marks of $1.6 million related to formerly classified PCI loans were reclassed between the amortized cost basis of loans and corresponding ACL. The majority of these marks were subsequently charged off in the third quarter of 2020. The adjustment upon adoption of ASC 326 raised the ACL on loans balance to $37 million on January 1, 2020. In addition to CECL adoption, Bancorp’s national unemployment forecast adjustments within the CECL model have had a significant impact on the ACL in 2020, along with changes in the loan mix and the addition of a large specific reserve during the second quarter of 2020.

Subsequent to January 1, 2020, based on the economic crisis caused by COVID-19 and measures taken to protect public health such as stay-at-home orders and mandatory closures of businesses, economic activity halted significantly and job losses surged. As such, national unemployment has fluctuated widely as follows:

	Sep 20	Aug 20	Jul 20	Jun 20	May 20	Apr 20	Mar 20	Feb 20	Jan 20	Dec 19
National Unemployment Rate	7.90%	8.40%	10.20%	11.10%	13.30%	14.70%	4.40%	3.50%	3.60%	3.50%

As of March 31, 2020, based on the evolving pandemic, Bancorp elected to forecast for only one quarter of national unemployment (versus the four quarters used as of January 1, 2020) and modified its forecast to reflect a significant increase in unemployment (utilizing the highest unemployment rate in Bancorp’s observed history) reverting back to Bancorp’s long-term average in the third quarter of 2020, with the loss driver remaining significantly worse compared to recent trends. The impact of the increased national unemployment forecast was muted by an adjustment in qualitative factors attributed to the massive federal stimulus programs enacted at the end of the first quarter in response to the pandemic. The forecasted increase in national unemployment coupled with the qualitative factor adjustments resulted in approximately $4.2 million of the total $5.5 million provision expense recorded for the three months ended March 31, 2020.

During the second quarter, for the first time during 2020, the FRB released a forecasted Seasonally Adjusted National Civilian Unemployment Rate for the years ended December 31, 2020, 2021 and 2022. Based on this and the continuation of the economic crisis, as of June 30, 2020, Bancorp elected to forecast for four quarters of national unemployment utilizing actual June unemployment then stepping down to the FRB median forecast before reverting back to Bancorp’s long-term average in the fourth quarter of 2020. Similar to the first quarter of 2020, the impact of the increased unemployment forecast was muted by an adjustment in qualitative factors attributed to the massive federal stimulus programs that have been enacted. The forecasted increase in unemployment coupled with the qualitative factor adjustments resulted in approximately $4.6 million of the total $5.5 million provision expense recorded for the three months ended June 30, 2020.

During the third quarter, the FRB released its forecasted Seasonally Adjusted National Civilian Unemployment Rate for the 12 months ended December 31, 2020, 2021, 2022 and 2023 as follows:

	2020	2021	2022	2023

Upper end of range	8.0%	8.0%	7.5%	6.0%
Median	7.6%	5.5%	4.6%	4.0%
Lower end of range	6.5%	4.0%	3.5%	3.5%

As of September 30, 2020, Bancorp elected to forecast for one quarter of national unemployment utilizing the FRB’s 2020 median unemployment forecast released in September then stepping down to the FRB’s 2021 median unemployment forecast over the next three quarters before reverting back to Bancorp’s long-term average. In addition, Bancorp predominantly reversed the qualitative factor adjustment established in the first and second quarters of 2020 attributed to the massive federal stimulus. The forecasted changes in unemployment, coupled with the qualitative factor adjustments resulted in approximately $4.4 million, of the total third quarter provision expense for the three months ended September.

The pandemic has had a material impact on Bancorp’s ACL on loans calculation for 2020. While Bancorp has not yet experienced any credit quality issues resulting in charge-offs related to the pandemic, the ACL calculation for loans and resulting provision were significantly impacted by changes in forecasted economic conditions. Should the forecast for economic conditions worsen, Bancorp could experience further increases in its required ACL and record additional provision expense. While the execution of payment deferrals under the CARES ACT has assisted the ratio of past due loans to total loans, it is possible that asset quality could worsen at future measurement periods if the effects of the pandemic are prolonged.

In connection with the adoption of ASC 326, Bancorp analyzed its unused lines of credit and recorded credit loss expense for off-balance sheet credit exposures (non-interest expense) totaling $375,000 and $1.5 million during the first and second quarters of 2020. The second quarter increase directly correlates to the increased availability due to C&I line of credit pay downs. Further declines in line of credit utilization resulted in an additional $550,000 of such expense in the third quarter. At September 30, 2020, approximately $6 million was accrued within other liabilities related to off-balance sheet credit exposures.

During the second quarter of 2020, a large CRE relationship was placed on non-accrual status and received a $2 million specific reserve allocation within the ACL on loans. The borrower did not receive PPP funds, the loan was current at the time of non-accrual classification and each subsequent quarter end, and no payments related to the loan have been deferred.

The following table presents the amortized cost basis and ACL allocated for collateral dependent loans in accordance with ASC 326, which are individually evaluated to determine expected credit losses:

(in thousands) September 30, 2020	Real Estate	Accounts Receivable / Equipment	Other	Total	ACL Allocation

Commercial real estate - non-owner occupied	$10,218	$-	$-	$10,218	$1,991
Commercial real estate - owner occupied	1,493	-	-	1,493	-
Total commercial real estate	11,711	-	-	11,711	1,991

Commercial and industrial - term	18	9	-	27	18
Commercial and industrial - lines of credit	-	88	-	88	-
Total commercial and industrial	18	97	-	115	18

Residential real estate - owner occupied	443	-	-	443	-
Residential real estate - non-owner occupied	102	-	-	102	-
Total residential real estate	545	-	-	545	-

Construction and land development	-	-	-	-	-
Home equity lines of credit	-	-	-	-	-
Consumer	-	-	5	5	-
Leases	-	-	-	-	-
Credit cards - commercial	-	-	-	-	-
Total collateral dependent loans	$12,274	$97	$5	$12,376	$2,009

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

The following table presents information pertaining to impaired loans as of December 31, 2019 and the three and nine month periods ended September 30, 2019, as determined in accordance with ASC 310:

	As of			Three months ended		Nine months ended
	December 31, 2019			September 30, 2019		September 30, 2019

		Unpaid		Average	Interest	Average	Interest
	Recorded	principal	Related	recorded	income	recorded	income
(in thousands)	investment	balance	ACL	investment	recognized	investment	recognized

Impaired loans with no related ACL
Commercial and industrial	$174	$174	$—	$136	$—	$164	$—
Construction and development, excluding undeveloped land	—	—	—	—	—	80	—
Undeveloped land	—	—	—	—	—	119	—

Real estate mortgage
Commercial investment	741	741	—	524	—	376	—
Owner occupied commercial	2,278	2,736	—	1,427	—	1,226	—
1-4 family residential	124	124	—	426	—	614	—
Home equity - junior lien	151	151	—	359	—	329	—
Subtotal: Real estate mortgage	3,294	3,752	—	2,736	—	2,545	—

Subtotal	$3,468	$3,926	$—	$2,872	$—	$2,908	$—

Impaired loans with an ACL
Commercial and industrial	$8,049	$8,049	$1,150	$28	$—	$27	$—
Real estate mortgage
1-4 family residential	13	13	13	14	—	14	—
Subtotal: Real estate mortgage	13	13	13	14	—	14	—

Subtotal	$8,062	$8,062	$1,163	$42	$—	$41	$-

Total impaired loans:
Commercial and industrial	$8,223	$8,223	$1,150	$164	$—	$191	$-
Construction and development, excluding undeveloped land	—	—	—	—	—	80	—
Undeveloped land	—	—	—	—	—	119	—

Real estate mortgage
Commercial investment	741	741	—	524	—	376	—
Owner occupied commercial	2,278	2,736	—	1,427	—	1,226	—
1-4 family residential	137	137	13	440	—	628	—
Home equity - junior lien	151	151	—	359	—	329	—
Subtotal: Real estate mortgage	3,307	3,765	13	2,750	—	2,559	—

Total	$11,530	$11,988	$1,163	$2,914	$—	$2,949	$-

Differences between recorded investment amounts and unpaid principal balance amounts less related ACL are due to partial charge-offs which have occurred over the lives of certain loans.

The following tables present the aging of contractually past due loans by portfolio class (2020 is presented in accordance with ASC 326 and 2019 in accordance with ASC 310):

(in thousands)		30-59 days	60-89 days	90 or more	Total	Total
September 30, 2020	Current	Past Due	Past Due	Days Past Due	Past Due	Loans

Commercial real estate - non-owner occupied	$826,448	$275	$240	$1,365	$1,880	$828,328
Commercial real estate - owner occupied	491,628	—	168	1,029	1,197	492,825
Total commercial real estate	1,318,076	275	408	2,394	3,077	1,321,153

Commercial and industrial - term	494,286	95	4	9	108	494,394
Commercial and industrial - term - PPP	642,056	—	—	—	—	642,056
Commercial and industrial - lines of credit	236,582	381	5	488	874	237,456
Total commercial and industrial	1,372,924	476	9	497	982	1,373,906

Residential real estate - owner occupied	210,518	1,062	17	387	1,466	211,984
Residential real estate - non-owner occupied	142,672	375	30	72	477	143,149
Total residential real estate	353,190	1,437	47	459	1,943	355,133

Construction and land development	257,875	—	—	—	—	257,875
Home equity lines of credit	97,150	—	—	—	—	97,150
Consumer	44,150	6	3	2	11	44,161
Leases	13,981	—	—	—	—	13,981
Credit cards - commercial	9,122	—	—	—	—	9,122
Total	$3,466,468	$2,194	$467	$3,352	$6,013	$3,472,481

				90 or more
				Days Past Due
(in thousands)		30-59 days	60-89 days	(includes all	Total	Total
December 31, 2019	Current	Past Due	Past Due	non-accrual)	Past Due	Loans

Commercial and industrial	$861,860	$253	$194	$8,204	$8,651	$870,511
Construction and development, excluding undeveloped land	213,766	6	50	—	56	213,822
Undeveloped land	46,360	—	—	—	—	46,360

Real estate mortgage:
Commercial investment	735,387	94	—	1,137	1,231	736,618
Owner occupied commercial	470,951	467	86	2,279	2,832	473,783
1-4 family residential	332,718	1,368	33	239	1,640	334,358
Home equity - first lien	48,441	179	—	—	179	48,620
Home equity - junior lien	72,995	196	100	186	482	73,477
Subtotal: Real estate mortgage	1,660,492	2,304	219	3,841	6,364	1,666,856

Consumer	47,379	84	4	—	88	47,467

Total	$2,829,857	$2,647	$467	$12,045	$15,159	$2,845,016

The following table presents the amortized cost basis of non-performing loans and the amortized cost basis of loans on non-accrual status for which there was no related ACL losses of September 30, 2020:

(In thousands)	Non-accrual Loans	Total	Troubled Debt	Past Due 90-Days- or-More and Still
September 30, 2020	with no Recorded ACL	Non-accrual	Restructurings	Accruing Interest

Commercial real estate - non-owner occupied	$127	$10,219	$—	$753
Commercial real estate - owner occupied	1,493	1,493	—	—
Total commercial real estate	1,620	11,712	—	753

Commercial and industrial - term	9	9	18	—
Commercial and industrial - lines of credit	88	88	—	399
Total commercial and industrial	97	97	18	399

Residential real estate - owner occupied	442	442	—	—
Residential real estate - non-owner occupied	102	102	—	—
Total residential real estate	544	544	—	—

Construction and land development	—	—	—	—
Home equity lines of credit	—	—	—	—
Consumer	5	5	—	—
Leases	—	—	—	—
Credit cards - commercial	—	—	—	—
Total	$2,266	$12,358	$18	$1,152

For the three and nine month periods ended September 30, 2020 and 2019, the amount of accrued interest income previously recorded as revenue and subsequently reversed due to the change in accrual status was immaterial.

For the three and nine month periods ended September 30, 2020 and 2019, no interest income was recognized on loans on non-accrual status.

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

Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal of loan constitutes a current period origination. Current period renewals of credit are re-underwritten at the point of renewal and considered current period originations for purposes of the table below. As of September 30, 2020, the risk rating of loans based on year of origination is as follows:

	Term Loans Amortized Cost Basis by Origination Year
							Revolving	Revolving
							loans	loans
(in thousands)							amortized	converted
September 30, 2020	2020	2019	2018	2017	2016	Prior	cost basis	to term	Total

Commercial real estate - non-owner occupied:
Risk rating
Pass	$226,752	$138,493	$120,350	$116,490	$83,431	$70,706	$14,170	$11,730	$782,122
OAEM	649	18,344	-	-	7,835	50	-	-	26,878
Substandard	4,183	1,976	-	-	1,528	991	430	-	9,108
Substandard non-performing	9,608	-	-	612	-	-	-	-	10,220
Doubtful	-	-	-	-	-	-	-	-	-
Total Commercial real estate non-owner occupied	$241,192	$158,813	$120,350	$117,102	$92,794	$71,747	$14,600	$11,730	$828,328

Commercial real estate - owner occupied:
Risk rating
Pass	$149,101	$98,084	$87,903	$50,901	$41,869	$37,568	$7,610	$2,197	$475,233
OAEM	75	5,362	957	813	246	-	-	-	7,453
Substandard	1,408	5,514	1,349	260	122	-	-	-	8,653
Substandard non-performing	114	-	16	-	-	1,022	-	334	1,486
Doubtful	-	-	-	-	-	-	-	-	-
Total Commercial real estate owner occupied	$150,698	$108,960	$90,225	$51,974	$42,237	$38,590	$7,610	$2,531	$492,825

Commercial and industrial - term:
Risk rating
Pass	$798,680	$106,779	$97,116	$46,000	$39,479	$24,234	$-	$7,204	$1,119,492
OAEM	3,108	2,603	8,373	144	101	13	-	-	14,342
Substandard	271	2,075	-	-	177	74	-	-	2,597
Substandard non-performing	-	-	-	-	12	7	-	-	19
Doubtful	-	-	-	-	-	-	-	-	-
Total Commercial and industrial - term	$802,059	$111,457	$105,489	$46,144	$39,769	$24,328	$-	$7,204	$1,136,450

Commercial and industrial - lines of credit
Risk rating
Pass	$19,342	$19,792	$2,820	$2,870	$346	$130	$186,484	$-	$231,784
OAEM	-	-	-	-	-	-	1,347	-	1,347
Substandard	-	-	-	-	-	-	4,237	-	4,237
Substandard non-performing	-	-	-	-	-	-	88	-	88
Doubtful	-	-	-	-	-	-	-	-	-
Total Commercial and industrial - lines of credit	$19,342	$19,792	$2,820	$2,870	$346	$130	$192,156	$-	$237,456

(continued)

(continued)

	Term Loans Amortized Cost Basis by Origination Year
							Revolving	Revolving
							loans	loans
(in thousands)							amortized	converted
September 30, 2020	2020	2019	2018	2017	2016	Prior	cost basis	to term	Total

Residential real estate - owner occupied
Risk rating
Pass	$51,043	$39,569	$27,408	$20,939	$30,413	$41,483	$-	$593	$211,448
OAEM	-	-	-	-	-	-	-	-	-
Substandard	14	-	-	116	-	-	-	-	130
Substandard non-performing	49	58	-	101	39	60	-	99	406
Doubtful	-	-	-	-	-	-	-	-	-
Total Residential real estate - owner occupied	$51,106	$39,627	$27,408	$21,156	$30,452	$41,543	$-	$692	$211,984

Residential real estate - non-owner occupied
Risk rating
Pass	$58,495	$24,194	$26,822	$11,995	$11,205	$8,132	$-	$370	$141,213
OAEM	140	1,600	-	-	-	90	-	-	1,830
Substandard	-	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	30	-	-	76	-	-	106
Doubtful	-	-	-	-	-	-	-	-	-
Total Residential real estate - non-owner occupied	$58,635	$25,794	$26,852	$11,995	$11,205	$8,298	$-	$370	$143,149

Construction and land development
Risk rating
Pass	$98,655	$91,552	$38,746	$16,678	$1,213	$2,719	$6,174	$1,883	$257,620
OAEM	-	-	-	-	-	-	249	-	249
Substandard	-	-	-	-	1	-	-	-	1
Substandard non-performing	-	-	-	-	-	5	-	-	5
Doubtful	-	-	-	-	-	-	-	-	-
Total Construction and land development	$98,655	$91,552	$38,746	$16,678	$1,214	$2,724	$6,423	$1,883	$257,875

Home equity lines of credit
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$97,150	$-	$97,150
OAEM	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total Home equity lines of credit	$-	$-	$-	$-	$-	$-	$97,150	$-	$97,150

Consumer
Risk rating
Pass *	$7,690	$3,416	$2,111	$288	$448	$1,434	$28,629	$139	$44,155
OAEM	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	2	1	3	-	6
Doubtful	-	-	-	-	-	-	-	-	-
Total Consumer	$7,690	$3,416	$2,111	$288	$450	$1,435	$28,632	$139	$44,161

* - Revolving loans include $506,000 in overdrawn demand deposit balances.

(continued)

(continued)

	Term Loans Amortized Cost Basis by Origination Year
							Revolving	Revolving
							loans	loans
(in thousands)							amortized	converted
September 30, 2020	2020	2019	2018	2017	2016	Prior	cost basis	to term	Total

Leases
Risk rating
Pass	$2,749	$2,083	$2,304	$1,550	$2,861	$2,308	$-	$-	$13,855
OAEM	-	-	31	-	87	-	-	-	118
Substandard	-	-	8	-	-	-	-	-	8
Substandard non-performing	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total Consumer	$2,749	$2,083	$2,343	$1,550	$2,948	$2,308	$-	$-	$13,981

Credit cards - commercial
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$9,122	$-	$9,122
OAEM	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total Consumer	$-	$-	$-	$-	$-	$-	$9,122	$-	$9,122

Total loans
Risk rating
Pass	$1,412,507	$523,962	$405,580	$267,711	$211,265	$188,714	$349,339	$24,116	$3,383,194
OAEM	3,972	27,909	9,361	957	8,269	153	1,596	-	52,217
Substandard	5,876	9,565	1,357	376	1,828	1,065	4,667	-	24,734
Substandard non-performing	9,771	58	46	713	53	1,171	91	433	12,336
Doubtful	-	-	-	-	-	-	-	-	-
Total Loans	$1,432,126	$561,494	$416,344	$269,757	$221,415	$191,103	$355,693	$24,549	$3,472,481

Bancorp considers the performance of the loan portfolio and its impact on the ACL. For certain loan classes, such as credit cards, credit quality is evaluated based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in commercial credit cards based on payment activity:

September 30,
(in thousands)	2020

Credit cards - commercial
Performing	$9,122
Non-performing	—
Total credit cards - commercial	$9,122

In accordance with Section 4013 of the CARES Act and in response to requests from borrowers who experienced business or personal cash flow interruptions related to the pandemic, Bancorp extended payment deferrals for those affected borrowers. Depending on the demonstrated need of the customer, Bancorp deferred either the full loan payment or the principal-only portion of respective loan payments for 90 or 180 days for some borrowers directly impacted by the pandemic. Pursuant to the CARES Act, these loan deferrals were not classified as TDRs and not included in past due and/or non-performing loan statistics.

Internally assigned risk ratings of loans by loan portfolio class classification category as of December 31, 2019 follows:

(in thousands)				Substandard		Total
December 31, 2019	Pass	OAEM	Substandard	Non-performing	Doubtful	Loans

Commercial and industrial	$840,105	$704	$21,500	$8,202	$—	$870,511
Construction and development, excluding undeveloped land	213,822	—	—	—	—	213,822
Undeveloped land	46,360	—	—	—	—	46,360

Real estate mortgage:
Commercial investment	722,747	6,459	6,275	1,137	—	736,618
Owner occupied commercial	460,981	1,375	9,050	2,377	—	473,783
1-4 family residential	332,294	1,701	122	241	—	334,358
Home equity - first lien	48,620	—	—	—	—	48,620
Home equity - junior lien	73,273	—	17	187	—	73,477
Subtotal: Real estate mortgage	1,637,915	9,535	15,464	3,942	—	1,666,856

Consumer	47,429	—	38	—	—	47,467

Total	$2,785,631	$10,239	$37,002	$12,144	$—	$2,845,016

Troubled Debt Restructurings

Detail of outstanding TDRs included in total non-performing loans follows:

	September 30, 2020			December 31, 2019
		Specific	Additional		Specific	Additional
		reserve	commitment		reserve	commitment
(in thousands)	Balance	allocation	to lend	Balance	allocation	to lend

Commercial and industrial - term	$18	$18	$—	$21	$21	$—
Residential real estate	—	—	—	13	13	—
Consumer	—	—	—	—	—	—

Total TDRs	$18	$18	$—	$34	$34	$—

During the three and nine month periods ended September 30, 2020 and 2019, there were no loans modified as TDRs and there were no payment defaults of existing TDRs within 12 months following the modification. Default is determined at 90 or more days past due, charge-off, or foreclosure.

At September 30, 2020 and December 31, 2019, Bancorp had $40,000 and $239,000, respectively, in residential real estate loans for which formal foreclosure proceedings were in process.

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

The Bank acquired $1.6 million in PCI loans in connection with its 2019 acquisition. Under ASC 310-30, the non-accretable amount attributed to these loans equaled the contractually required principal at acquisition date and as of September 30, 2020.

The following table presents a roll forward of the accretable amount of PCI loans acquired in its 2013 acquisition:

	Three months ended	Nine months ended
(in thousands)	September 30, 2019	September 30, 2019

Balance, beginning of period	$(57)	$(68)
Transfers between non-accretable and accretable	—	—
Net accretion into interest income on loans, including loan fees	57	68
Balance, end of period	$-	$-

(5)	Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

(in thousands)	September 30, 2020	December 31, 2019

Goodwill	$12,513	$12,513
Core deposit intangibles	2,042	2,285
Mortgage servicing rights	2,420	1,372

Goodwill represents $11.8 million related to the May 1, 2019 acquisition and $682,000 related to the 1996 purchase of a bank in southern Indiana. See the footnote titled “Acquisition” for further details. Effective March 31, 2020, management finalized the fair values of the acquired assets and assumed liabilities related to the May 2019 acquisition ahead of the 12 months as allowed by GAAP.

GAAP requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment at least annually. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. Bancorp’s annual goodwill impairment test is conducted as of September 30 of each year or more often as situations dictate.

At September 30, 2020, Bancorp elected to perform a qualitative assessment to determine if it was more-likely-than-not that the fair value of the Commercial Banking reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was not more-likely-than-not that the carrying value of the reporting unit exceeded its fair value.

Changes in the carrying value of goodwill follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Balance at beginning of period	$12,513	$12,826	$12,513	$682
Goodwill acquired	—	—	—	12,144
Recast adjustments	—	(233)	—	(233)
Impairment	—	—	—	—
Balance at end of period	$12,513	$12,593	$12,513	$12,593

Bancorp recorded CDI assets of $1.5 million and $2.5 million in association with its May 1, 2019 and 2013 acquisitions. See the footnote titled “Acquisition” for further details.

Changes in the net carrying amount of CDIs follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Balance at beginning of period	$2,122	$2,461	$2,285	$1,056
Core deposit intangible acquired	—	—	—	1,519
Amortization	(80)	(88)	(243)	(202)
Balance at end of period	$2,042	$2,373	$2,042	$2,373

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

The estimated fair value of MSRs at both September 30, 2020 and December 31, 2019 were $3 million. There was no valuation allowance for MSRs as of September 30, 2020 and December 31, 2019, as fair value exceeded carrying value.

Changes in the net carrying amount of MSRs follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Balance at beginning of period	$1,888	$1,168	$1,372	$1,022
Additions for mortgage loans sold	631	124	1,272	338
Amortization	(99)	(40)	(224)	(108)
Impairment	—	—	—	—

Balance at end of period	$2,420	$1,252	$2,420	$1,252

Total outstanding principal balances of loans serviced for others were $398 million and $327 million at September 30, 2020 and December 31, 2019, respectively.

(6)	Income Taxes

Components of income tax expense (benefit) from operations follow:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Current income tax expense:
Federal	$3,369	$4,524	$9,574	$11,022
State	198	224	538	554
Total current income tax expense	3,567	4,748	10,112	11,576

Deferred income tax expense (benefit):
Federal	(1,507)	(768)	(2,653)	21
State	(476)	(201)	(1,279)	(4,969)
Total deferred income tax expense (benefit)	(1,983)	(969)	(3,932)	(4,948)
Change in valuation allowance	7	4	9	24
Total income tax expense	$1,591	$3,783	$6,189	$6,652

An analysis of the difference between the statutory and ETR from operations follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%
Tax credits	(5.5)	(0.5)	(5.8)	(0.6)
Kentucky state income tax enactments	(1.9)	(0.7)	(1.9)	(6.9)
Change in cash surrender value of life insurance	(1.1)	(0.8)	(0.6)	(0.9)
State income taxes, net of federal benefit	0.6	0.7	0.7	0.7
Excess tax benefit from stock-based compensation arrangements	(2.6)	(1.5)	(0.9)	(1.2)
Tax exempt interest income	(0.3)	(0.3)	(0.3)	(0.3)
Other, net	(0.3)	-	0.9	0.1
Effective tax rate	9.9%	18.0%	13.1%	11.9%

Current state income tax expense represents tax owed to the state of Indiana. Kentucky and Ohio state bank taxes are currently based on capital levels and are recorded as other non-interest expense.

The ETR at September 30, 2020 includes the anticipated full year impact of a historic tax credit project scheduled to be placed in service in the fourth quarter of 2020.

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

GAAP provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns. If recognized, tax benefits would reduce tax expense and accordingly, increase net income. The amount of unrecognized tax benefits may increase or decrease in the future for various reasons, including adding amounts for current year tax positions, expiration of open income tax returns due to statutes of limitation, changes in management’s judgment about the level of uncertainty, the status of examinations, litigation and legislative activity and the addition or elimination of uncertain tax positions. As of September 30, 2020 and December 31, 2019, the gross amount of unrecognized tax benefits was immaterial to the consolidated financial statements of Bancorp. Federal and state income tax returns are subject to examination for the years after 2015.

(7)	Deposits

The composition of the Bank’s deposits follows:

(in thousands)	September 30, 2020	December 31, 2019

Non-interest bearing demand deposits	$1,180,001	$810,475
Interest bearing deposits:
Interest bearing demand	1,158,552	979,595
Savings	200,602	169,622
Money market	817,686	742,029

Time deposits of $250 thousand or more	73,758	81,412
Other time deposits(1)	323,919	350,805
Total time deposits	397,677	432,217
Total interest bearing deposits	2,574,517	2,323,463
Total deposits	$3,754,518	$3,133,938

(1)	Includes $25 million and $30 million in brokered deposits as of September 30, 2020 and December 31, 2019, respectively.

(8)	Securities Sold Under Agreements to Repurchase

SSUAR represent a funding source of Bancorp and are primarily used by commercial customers in conjunction with collateralized corporate cash management accounts. Such repurchase agreements are considered financing agreements and mature within one business day from the transaction date. At September 30, 2020, all of these financing arrangements had overnight maturities and were secured by government sponsored enterprise obligations and government agency mortgage-backed securities that were owned and controlled by Bancorp.

Information concerning SSUAR follows:

(dollars in thousands)	September 30, 2020	December 31, 2019
Outstanding balance at end of period	$40,430	$31,895
Weighted average interest rate at end of period	0.07%	0.22%

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2020	2019	2020	2019

Average outstanding balance during the period	$40,832	$37,705	$38,595	$38,402
Average interest rate during the period	0.07%	0.27%	0.11%	0.28%
Maximum outstanding at any month end during the period	$40,655	$38,362	$42,722	$43,160

(9)	FHLB Advances

Bancorp had 47 separate advances totaling $57 million outstanding as of September 30, 2020, as compared with 57 separate advances totaling $80 million as of December 31, 2019. As a result of the May 2019 acquisition, Bancorp assumed 46 advances totaling $43 million, with maturities extending to 2028. These advances were discounted to fair value as of the acquisition date. See the footnote titled “Acquisition” for further details. As of September 30, 2020, for 8 advances totaling $34 million, all of which are non-callable, interest payments are due monthly, with principal due at maturity. For the remaining advances, principal and interest payments are due monthly based on an amortization schedule.

The following is a summary of the contractual maturities and average effective rates of outstanding advances:

(dollars in thousands)	September 30, 2020		December 31, 2019
Maturity		Weighted average		Weighted average
Year	Advance	Fixed Rate	Advance	Fixed Rate
2020	$33,455	0.47%	$50,004	1.99%
2021	2,215	2.60	2,400	2.52
2022	—	—	—	—
2023	297	1.00	456	1.00
2024	1,434	2.36	2,023	2.36
2025	2,941	2.43	3,774	2.41
2026	5,544	1.95	8,156	1.96
2027	5,989	1.75	7,445	1.73
2028	4,661	2.32	5,695	2.32

Total	$56,536	1.14%	$79,953	2.02%

FHLB advances are collateralized by certain CRE and residential real estate mortgage loans under blanket mortgage collateral pledge agreements, as well as a portion Bancorp’s PPP loan portfolio and FHLB stock. Bancorp views these advances as an effective lower-costing alternative to brokered deposits to fund loan growth. At September 30, 2020 and December 31, 2019, the amount of available credit from the FHLB totaled $846 million and $599 million, respectively.

Bancorp also had $80 million and $105 million in FFP lines available from correspondent banks at September 30, 2020 and December 31, 2019, respectively, with the decrease resulting from the closing of an inactive correspondent relationship during the second quarter.

(10)     Commitments and Contingent Liabilities

As of September 30, 2020 and December 31, 2019, Bancorp had various commitments outstanding that arose in the normal course of business which are properly not reflected in the consolidated financial statements. Total off-balance sheet commitments to extend credit follows:

(in thousands)	September 30, 2020	December 31, 2019
Commercial and industrial	$546,098	$416,195
Construction and development	238,526	240,503
Home equity	175,649	155,920
Credit cards	32,295	26,439
Overdrafts	33,812	32,715
Letters of credit	22,238	24,193
Other	47,720	40,083
Future loan commitments	342,996	236,885
Total off balance sheet commitments to extend credit	$1,439,334	$1,172,933

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

At September 30, 2020 and December 31, 2019, Bancorp had accrued $6 million and $350,000, respectively, in other liabilities for its estimate of inherent risks related to unfunded credit commitments. In accordance with the adoption of ASC 326 on January 1, 2020, Bancorp’s ACL on off-balance sheet credit exposures was increased from $350,000 at December 31, 2019 to $3.9 million ($2.6 million net of the DTA) with the offset recorded to retained earnings on a tax-effected basis, with no impact on earnings. During the first nine months of 2020, due to increases in both off-balance sheet credit exposures (primarily the increase in C&I availability) and the quantitative rates under ASC 32, which were impacted by changes in the economic forecast related to national unemployment, Bancorp’s ACL on off-balance sheet credit exposures was increased to $6 million.

Standby letters of credit are conditional commitments issued by Bancorp to guarantee the performance of a customer to a first party beneficiary. Those guarantees are primarily issued to support commercial transactions. Standby letters of credit generally have maturities of one to two years.

Certain commercial customers require confirmation of Bancorp’s letters of credit by other banks since Bancorp does not have a rating by a national rating agency. Terms of the agreements range from one month to a year with certain agreements requiring between one and six months’ notice to cancel. If an event of default on all contracts had occurred at September 30, 2020, Bancorp would have been required to make payments of approximately $2.2 million, or the maximum amount payable under those contracts. No payments have ever been required because of default on these contracts. These agreements are normally secured by collateral acceptable to Bancorp, which limits credit risk associated with the agreements.

As of September 30, 2020, in the normal course of business, there were pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate result of these legal actions and proceedings will not have a material adverse effect on the consolidated financial position or results of operations of Bancorp.

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

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using			Total
September 30, 2020 (in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Available for sale debt securities:
Government sponsored enterprise obligations	$—	$141,881	$—	$141,881
Mortgage backed securities - government agencies	—	279,452	—	279,452
Obligations of states and political subdivisions	—	7,851	—	7,851

Total available for sale debt securities	—	429,184	—	429,184

Interest rate swaps	—	9,433	—	9,433

Total assets	$—	$438,617	$—	$438,617

Liabilities:
Interest rate swaps	$—	$9,708	$—	$9,708

	Fair Value Measurements Using			Total
December 31, 2019 (in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Available for sale debt securities:
U.S. Treasury and other U.S. government obligations	$49,897	$—	$—	$49,897
Government sponsored enterprise obligations	—	209,944	—	209,944
Mortgage backed securities - government agencies	—	193,861	—	193,861
Obligations of states and political subdivisions	—	17,036	—	17,036

Total available for sale debt securities	49,897	420,841	—	470,738

Interest rate swaps	—	2,696	—	2,696

Total assets	$49,897	$423,537	$—	$473,434

Liabilities:
Interest rate swaps	$—	$2,767	$—	$2,767

There were no transfers into or out of Level 3 of the fair value hierarchy during 2020 or 2019.

Assets measured at fair value on a non-recurring basis are summarized as follows:

					Losses recorded
					Three months	Nine months
	Fair Value Measurements Using			Total	ended	ended
September 30, 2020 (in thousands)	Level 1	Level 2	Level 3	Fair Value	September 30, 2020	September 30, 2020

Collateral dependent loans	$—	$—	$8,278	$8,278	$—	$—
Other real estate owned	—	—	612	612	—	—

					Losses recorded
					Three months	Nine months
	Fair Value Measurements Using			Total	ended	ended
December 31, 2019 (in thousands)	Level 1	Level 2	Level 3	Fair Value	September 30, 2019	September 30, 2019

Impaired loans	$—	$—	$7,253	$7,253	$—	$—
Other real estate owned	—	—	493	493	—	—

There were no liabilities measured at fair value on a non-recurring basis at September 30, 2020 and December 31, 2019.

For Level 3 assets measured at fair value on a non-recurring basis, the significant unobservable inputs used in the fair value measurements are presented below.

	September 30, 2020
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average

Collateral dependent loans	$8,278	Appraisal	Appraisal discounts	7.2%
Other real estate owned	612	Appraisal	Appraisal discounts	23.4

	December 31, 2019
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average

Impaired loans - collateral dependent	$7,253	Appraisal	Appraisal discounts	60.3%
Other real estate owned	493	Appraisal	Appraisal discounts	17.1

Collateral Dependent Loans with an ACL (Impaired Loans with Specific Reserves prior to the adoption of ASC 326): For collateral-dependent loans where Bancorp has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the loan to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. For real estate loans, fair value of the loan’s collateral is determined by third party or internal appraisals, which are then adjusted for the estimated selling and closing costs related to liquidation of the collateral. For this asset class, the actual valuation methods (income, comparable sales, or cost) vary based on the status of the project or property. For example, land is generally based on the comparable sales method while construction and improved real estate is based on the income and/or comparable sales methods. The unobservable inputs may vary depending on the individual assets with no one of the three methods being the predominant approach. Bancorp reviews the third party appraisal for appropriateness and adjusts the value downward to consider selling and closing costs, which typically range from 8% to 10% of the appraised value. For non-real estate loans, fair value of the loan’s collateral may be determined using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation and management’s expertise and knowledge of the client and client’s business.

Other Real Estate Owned: OREO is primarily comprised of real estate acquired in partial or full satisfaction of loans. OREO is recorded at its estimated fair value less estimated selling and closing costs at the date of transfer, with any excess of the related loan balance over the fair value less expected selling costs charged to the ACL. Subsequent changes in fair value are reported as adjustments to the carrying amount and are recorded against earnings. Bancorp obtains the valuation of OREO with material balances from third party or internal appraisers. For this asset class, the actual valuation methods (income, sales comparable, or cost) vary based on the status of the project or property. For example, land is generally based on the sales comparable method while construction and improved real estate is based on the income and/or sales comparable methods. The unobservable inputs may vary depending on the individual assets with no one of the three methods being the predominant approach. Bancorp reviews the third party appraisal for appropriateness and adjusts the value downward to consider selling and closing costs, which typically range from 8% to 10% of the appraised value.

The estimated fair values of Bancorp’s financial instruments not measured at fair value on a recurring or non-recurring basis follows:

(in thousands)	Carrying		Fair Value Measurements Using
September 30, 2020	amount	Fair value	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$291,003	$291,003	$291,003	$—	$—
Mortgage loans held for sale	23,611	24,299	—	24,299	—
Federal Home Loan Bank stock	11,284	11,284	—	11,284	—
Loans, net	3,421,980	3,463,411	—	—	3,463,411
Accrued interest receivable	13,782	13,782	13,782	—	—

Liabilities
Non-interest bearing deposits	$1,180,001	$1,180,001	$—	$1,180,001	$—
Transaction deposits	2,176,840	2,176,840	—	2,176,840	—
Time deposits	397,677	402,093	—	402,093	—
Securities sold under agreement to repurchase	40,430	40,430	—	40,430	—
Federal funds purchased	9,179	9,179	—	9,179	—
Federal Home Loan Bank advances	56,536	58,095	—	58,095	—
Accrued interest payable	325	325	325	—	—

(in thousands)	Carrying		Fair Value Measurements Using
December 31, 2019	amount	Fair value	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$249,724	$249,724	$249,724	$—	$—
Mortgage loans held for sale	8,748	8,923	—	8,923	—
Federal Home Loan Bank stock	11,284	11,284	—	11,284	—
Loans, net	2,818,225	2,841,767	—	—	2,841,767
Accrued interest receivable	8,534	8,534	8,534	—	—

Liabilities
Non-interest bearing deposits	$810,475	$810,475	$—	$810,475	$—
Transaction deposits	1,891,246	1,891,246	—	1,891,246	—
Time deposits	432,217	434,927	—	434,927	—
Securities sold under agreement to repurchase	31,895	31,895	—	31,895	—
Federal funds purchased	10,887	10,887	—	10,887	—
Federal Home Loan Bank advances	79,953	80,906	—	80,906	—
Accrued interest payable	640	640	640	—	—

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

(12)	Accumulated Other Comprehensive Income (Loss)

The following table illustrates activity within the balances of AOCI by component:

	Net unrealized	Net unrealized	Minimum
	gains (losses)	gains (losses)	pension
	on available for	on cash	liability
(in thousands)	sale debt securities	flow hedges	adjustment	Total
Three months ended September 30, 2020
Balance, June 30, 2020	$9,466	$(281)	$(369)	$8,816
Net current period other comprehensive income (loss)	(29)	85	—	56
Balance, September 30, 2020	$9,437	$(196)	$(369)	$8,872

Three months ended September 30, 2019
Balance, June 30, 2019	$1,291	$(14)	$(211)	$1,066
Net current period other comprehensive income (loss)	719	(55)	(2)	662
Balance, September 30, 2019	$2,010	$(69)	$(213)	$1,728

	Net unrealized	Net unrealized	Minimum
	gains (losses)	gains (losses)	pension
	on available for	on cash	liability
(in thousands)	sale debt securities	flow hedges	adjustment	Total
Nine months ended September 30, 2020
Balance, January 1, 2020	$1,085	$(39)	$(369)	$677
Net current period other comprehensive income (loss)	8,352	(157)	—	8,195
Balance, September 30, 2020	$9,437	$(196)	$(369)	$8,872

Nine months ended September 30, 2019
Balance, January 1, 2019	$(5,330)	$408	$(220)	$(5,142)
Net current period other comprehensive income (loss)	7,340	(477)	7	6,870
Balance, September 30, 2019	$2,010	$(69)	$(213)	$1,728

(13)	Preferred Stock

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

The following table reflects net income (numerator) and average shares outstanding (denominator) for basic and diluted net income per share computations:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share data)	2020	2019	2020	2019
Net income	$14,533	$17,234	$41,133	$49,418

Weighted average shares outstanding - basic	22,582	22,550	22,553	22,633
Dilutive securities	220	260	206	268
Weighted average shares outstanding- diluted	22,802	22,810	22,759	22,901

Net income per share - basic	$0.64	$0.76	$1.82	$2.18
Net income per share - diluted	0.64	0.76	1.81	2.16

Certain SARs that were excluded from the EPS calculation because their impact was antidilutive were as follows:

	Three months ended		Nine months ended
(in thousands)	September 30,		September 30,
	2020	2019	2020	2019
Antidilutive SARs	202	199	202	199

(15)	Stock-Based Compensation

The fair value of all stock-based awards granted, net of estimated forfeitures, is recognized as compensation expense over the respective service period.

At Bancorp's 2015 Annual Meeting of Shareholders, shareholders approved the 2015 Omnibus Equity Compensation Plan and authorized the shares available from the expiring 2005 plan for future awards under the 2015 plan. In 2018, shareholders approved an additional 500,000 shares for issuance under the plan. As of September 30, 2020, there were 431,000 shares available for future awards. The 2005 Stock Incentive Plan expired in April 2015 and SARs granted under this plan expire as late as 2025. The 2015 Stock Incentive Plan has no defined expiration date.

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

Fair values of SARs are estimated at the date of grant using the Black-Scholes option-pricing model, a leading formula for calculating such value. This model requires the input of assumptions, changes to which can materially impact the fair value estimate. The following assumptions were used in SAR valuations at the grant date in each year:

Assumptions	2020	2019
Dividend yield	2.51%	2.54%
Expected volatility	20.87%	20.39%
Risk free interest rate	1.25%	2.52%
Expected life (in years)	7.1	7.2

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

RSA Grants – RSAs granted to officers vest over five years. For all grants prior to 2015, grantees are entitled to dividend payments during the vesting period. For grants in 2015 and forward, dividends are deferred until shares are vested. Fair value of RSAs is equal to the market value of the shares on the date of grant.

PSU Grants – PSUs vest based upon service and a three-year performance period, which begins January 1 of the first year of the performance period. Because grantees are not entitled to dividend payments during the performance period, the fair value of these PSUs is estimated based upon the market value of the underlying shares on the date of grant, adjusted for non-payment of dividends. Grants require a one-year post-vesting holding period and therefore the fair value of such grants incorporates a liquidity discount related to the holding period of 4.4% and 4.1% for 2020 and 2019.

RSU Grants – RSUs are only granted to non-employee directors, are time-based and vest 12 months after grant date. Because grantees are entitled to deferred dividend payments at the end of the vesting period, therefore the fair value of the RSUs equals market value of underlying shares on the date of grant.

In the first quarters of 2020 and 2019, Bancorp awarded 6,570 and 9,834 RSUs to non-employee directors of Bancorp with a grant date fair value of $270,000 and $247,000, respectively.

Bancorp utilized cash of $224,000 and $272,000 during the first nine months of 2020 and 2019, respectively, for the purchase of shares upon the vesting of RSUs.

Bancorp has recognized stock-based compensation expense for SARs, RSAs and PSUs within compensation expense and RSUs for directors within other non-interest expense, as follows:

	Three months ended September 30, 2020
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$88	$424	$67	$264	$843
Deferred tax benefit	(19)	(90)	(14)	(56)	(179)
Total net expense	$69	$334	$53	$208	$664

	Three months ended September 30, 2019
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$88	$292	$82	$414	$876
Deferred tax benefit	(18)	(65)	(17)	(109)	(209)
Total net expense	$70	$227	$65	$305	$667

	Nine months ended September 30, 2020
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$265	$1,064	$202	$1,105	$2,636
Deferred tax benefit	(56)	(223)	(42)	(231)	(552)
Total net expense	$209	$841	$160	$874	$2,084

	Nine months ended September 30, 2019
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$258	$891	$246	$1,337	$2,732
Deferred tax benefit	(54)	(186)	(52)	(281)	(573)
Total net expense	$204	$705	$194	$1,056	$2,159

Detail of unrecognized stock-based compensation expense follows:

(in thousands) Year ended	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Remainder of 2020	$88	$291	$68	$190	$637
2021	304	1,002	1	760	2,067
2022	249	769	—	490	1,508
2023	174	550	—	—	724
2024	68	295	—	—	363
2025	9	28	—	—	37
Total estimated expense	$892	$2,935	$69	$1,440	$5,336

The following table summarizes SARs activity and related information:

								Weighted
					Weighted		Weighted	average
					average	Aggregate	average	remaining
		Exercise			exercise	intrinsic	fair	contractual
(in thousands, except per share data)	SARs	price			price	value(1)	value	life (in years)

Outstanding, January 1, 2019	731	$14.02	-	$40.00	$22.42	$8,422	$3.83	5.2
Granted	53	36.65	-	38.18	37.01	213	6.24
Exercised	(143)	14.02	-	22.96	15.99	3,025	3.47
Forfeited	—		—		—	—	—
Outstanding, December 31, 2019	641	$14.02	-	$40.00	$25.06	$10,250	$4.10	5.3

Outstanding, January 1, 2020	641	$14.02	-	$40.00	$25.06	$10,250	$4.10	5.3
Granted	48	37.30	-	37.30	37.30	—	5.80
Exercised	(95)	14.02	-	25.76	16.32	2,361	2.87
Forfeited	—		—		—	—	—
Outstanding, September 30, 2020	594	$15.24	-	$40.00	$27.45	$4,878	$4.44	5.4

Vested and exercisable	402	$15.24	-	$40.00	$23.00	$4,745	$3.78	4.1
Unvested	192	25.76	-	40.00	36.77	133	5.81	8.0
Outstanding, September 30, 2020	594	$15.24	-	$40.00	$27.45	$4,878	$4.44	5.4

Vested in the current year	58	$22.96	-	$40.00	$30.79	$286	$5.02

(1) - Intrinsic value for SARs is defined as the amount by which the current market price of the underlying stock exceeds the exercise or grant price.

The following table summarizes activity for RSAs granted to officers:

		Grant date
		weighted
(in thousands, except per share data)	RSAs	average cost

Unvested at January 1, 2019	110	$32.09
Shares awarded	40	34.88
Restrictions lapsed and shares released	(40)	28.74
Shares forfeited	(2)	35.36
Unvested at December 31, 2019	108	$34.31

Unvested at January 1, 2020	108	$34.31
Shares awarded	36	39.30
Restrictions lapsed and shares released	(41)	32.39
Shares forfeited	(3)	36.53
Unvested at September 30, 2020	100	$36.83

Shares expected to be awarded for PSUs granted to executive officers of Bancorp, the three-year performance period for which began January 1 of the award year, are as follows:

	Vesting		Expected
Grant	period	Fair	shares to
year	in years	value	be awarded
2018	3	$31.54	50,352
2019	3	32.03	36,127
2020	3	32.27	45,577

(16)	Derivative Financial Instruments

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

Interest rate swap agreements derive their value from underlying interest rates. These transactions involve both credit and market risk. Notional amounts are amounts on which calculations, payments and the value of the derivative are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. Bancorp is exposed to credit-related losses in the event of non-performance by counterparties to these agreements. Bancorp mitigates the credit risk of its financial contracts through credit approvals, collateral and monitoring procedures, and does not expect any counterparties to fail their obligations.

Bancorp had outstanding undesignated interest rate swap contracts as follows:

	Receiving		Paying
	September 30,	December 31,	September 30,	December 31,
(dollars in thousands)	2020	2019	2020	2019

Notional amount	$106,695	$99,000	$106,695	$99,000
Weighted average maturity (years)	7.8	8.2	7.8	8.2
Fair value	$9,433	$2,696	$9,450	$2,767

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

The following table details the notional and fair value amounts of Bancorp’s derivative positions designated as cash flow hedges:

(dollars in thousands)
				Fair value
Notional	Maturity	Receive (variable)	Pay fixed	assets (liabilities)
amount	date	index	swap rate	September 30, 2020	December 31, 2019
$10,000	12/6/2021	US 3 Month LIBOR	1.89%	$(200)	$(45)
20,000	12/6/2020	US 3 Month LIBOR	1.79%	(57)	(6)

$30,000			1.82%	$(257)	$(51)

(17)	Regulatory Matters

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

Banking regulators have categorized the Bank as well-capitalized. The regulations in accordance with Basel III define “well capitalized” as a 6.5% Common Equity Tier 1 Risk-Based Capital ratio, an 8.0% Tier 1 Risk-Based Capital ratio, a 10.0% Total Risk-Based Capital ratio and a 5.0% Tier 1 Leverage ratio. Additionally, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, Bancorp and Bank must hold a capital conservation buffer composed of Common Equity Tier 1 Risk-Based Capital above their minimum risk-based capital requirements. The capital conservation buffer set forth by the Basel III regulatory capital framework was 2.5% of risk-weighted assets above the minimum risk based capital ratio requirements at September 30, 2020 and December 31, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the full amount of the buffer will result in restrictions on Bancorp’s ability to make capital distributions, including dividend payments and stock repurchases, and to pay discretionary bonuses to executive officers. At September 30, 2020 and December 31, 2019, Bancorp’s and the Bank’s risk-based capital exceeded the required capital conservation buffer.

Bancorp continues to exceed the regulatory requirements to be considered “well-capitalized” for Total Risk Based Capital, Common Equity Tier I Risk Based Capital, Tier I Risk Based Capital and Tier I Leverage. Bancorp and the Bank intend to maintain a capital position that meets or exceeds the well-capitalized requirements as defined by the FRB and the FDIC, in addition to the Capital Conservation Buffer. There are no conditions or events since September 30, 2020 that management believes have changed Bancorp’s well-capitalized status.

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

The following table sets forth consolidated Bancorp’s and the Bank’s risk based capital amounts and ratios:

(dollars in thousands)	Actual		Minimum for adequately capitalized		Minimum for well capitalized
September 30, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$457,833	13.79%	$265,548	8.00%	NA	NA
Bank	443,406	13.40	264,799	8.00	$330,999	10.00%

Common equity tier 1 risk-based capital (1)
Consolidated	418,460	12.61	149,371	4.50	NA	NA
Bank	404,033	12.21	148,950	4.50	215,149	6.50

Tier 1 risk-based capital (1)
Consolidated	418,460	12.61	199,161	6.00	NA	NA
Bank	404,033	12.21	198,599	6.00	264,799	8.00

Leverage (2)
Consolidated	418,460	9.70	172,571	4.00	NA	NA
Bank	404,033	9.38	172,316	4.00	215,394	5.00

(dollars in thousands)	Actual		Minimum for adequately capitalized		Minimum for well capitalized
December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$418,460	12.85%	$260,448	8.00%	NA	NA
Bank	396,299	12.20	259,823	8.00	$324,778	10.00%

Common equity tier 1 risk-based capital (1)
Consolidated	391,319	12.02	146,502	4.50	NA	NA
Bank	369,158	11.37	146,150	4.50	211,106	6.50

Tier 1 risk-based capital (1)
Consolidated	391,319	12.02	195,336	6.00	NA	NA
Bank	369,158	11.37	194,867	6.00	259,823	8.00

Leverage (2)
Consolidated	391,319	10.60	147,733	4.00	NA	NA
Bank	369,158	10.67	138,392	4.00	172,990	5.00

(1)     Ratio is computed in relation to risk-weighted assets.

(2)     Ratio is computed in relation to average assets.

NA – Not Applicable

(18)	Segments

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

Selected financial information by business segment follows:

	Three months ended September 30, 2020			Three months ended September 30, 2019

(dollars in thousands)	Commercial Banking	WM&T	Total	Commercial Banking	WM&T	Total

Net interest income	$33,619	$76	$33,695	$32,031	$75	$32,106
Provision for credit losses	4,418	—	4,418	400	—	400
Wealth management and trust services	—	5,657	5,657	—	5,738	5,738
All other non-interest income	7,386	—	7,386	7,471	—	7,471
Non-interest expenses	23,062	3,134	26,196	20,763	3,135	23,898
Income before income tax expense	13,525	2,599	16,124	18,339	2,678	21,017
Income tax expense	1,027	564	1,591	3,202	581	3,783
Net income	$12,498	$2,035	$14,533	$15,137	$2,097	$17,234

Segment assets	4,361,576	$3,553	$4,365,129	3,530,198	$3,728	$3,533,926

	Nine months ended September 30, 2020			Nine months ended September 30, 2019

(dollars in thousands)	Commercial Banking	WM&T	Total	Commercial Banking	WM&T	Total

Net interest income	$99,423	$246	$99,669	$92,356	$235	$92,591
Provision for credit losses	15,518	—	15,518	1,000	—	1,000
Wealth management and trust services	—	17,601	17,601	—	16,839	16,839
All other non-interest income	20,600	—	20,600	19,602	—	19,602
Non-interest expenses	65,463	9,567	75,030	62,627	9,335	71,962
Income before income tax expense	39,042	8,280	47,322	48,331	7,739	56,070
Income tax expense	4,392	1,797	6,189	4,973	1,679	6,652
Net income	$34,650	$6,483	$41,133	$43,358	$6,060	$49,418

Segment assets	4,361,576	$3,553	$4,365,129	3,530,198	$3,728	$3,533,926

(19)	Revenue from Contracts with Customers

All of Bancorp’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The table below presents Bancorp’s sources of non-interest income with items outside the scope of ASC 606 noted as such:

	Three months ended September 30, 2020			Three months ended September 30, 2019

(dollars in thousands)	Commercial Banking	WM&T	Total	Commercial	WM&T	Total
Wealth management and trust services	$—	$5,657	$5,657	$—	$5,738	$5,738
Deposit service charges	998	—	998	1,356	—	1,356
Debit and credit card income	2,218	—	2,218	2,102	—	2,102
Treasury management fees	1,368	—	1,368	1,264	—	1,264
Mortgage banking income(1)	1,979	—	1,979	794	—	794
Net investment product sales commissions and fees	431	—	431	400	—	400
Bank owned life insurance(1)	172	—	172	487	—	487
Other(2)	220	—	220	1,068	—	1,068
Total non-interest income	$7,386	$5,657	$13,043	$7,471	$5,738	$13,209

	Nine months ended September 30, 2020			Nine months ended September 30, 2019

(Dollars in thousands)	Commercial Banking	WM&T	Total	Commercial	WM&T	Total
Wealth management and trust services	$—	$17,601	$17,601	$—	$16,839	$16,839
Deposit service charges	3,081	—	3,081	3,793	—	3,793
Debit and credit card income	6,261	—	6,261	6,014	—	6,014
Treasury management fees	3,901	—	3,901	3,623	—	3,623
Mortgage banking income(1)	4,447	—	4,447	2,004	—	2,004
Net investment product sales commissions and fees	1,288	—	1,288	1,120	—	1,120
Bank owned life insurance(1)	527	—	527	849	—	849
Other(2)	1,095	—	1,095	2,199	—	2,199
Total non-interest income	$20,600	$17,601	$38,201	$19,602	$16,839	$36,441

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

Treasury management transaction fees are recognized at the time the transaction is executed, as that is when the company fulfills the performance obligation. Account analysis fees are earned over the course of a month and charged in the month in which the services are provided. Treasury management fees are withdrawn from customers’ account balances.

WM&T provides customers fiduciary and investment management services as agreed upon in asset management contracts. The contracts require WM&T to provide a series of distinct services for which fees are earned over time. The contracts are cancellable upon demand with fees typically based upon the asset value of investments. Revenue is accrued and recognized monthly based upon month-end asset values and collected from the customer predominately in the following month except for a small percentage of fees collected quarterly. Incentive compensation related to WM&T activities is considered a cost of obtaining the contract. Contracts between WM&T and clients do not permit performance-based fees and accordingly, none of the fee income earned by WM&T is performance-based. Trust fees receivable were $2.1 million at both September 30, 2020 and December 31, 2019, respectively.

Investment products sales commissions and fees represent the Bank’s share of transaction fees and wrap fees resulting from investment services and programs provided through an agent relationship with a third party broker-dealer. Transaction fees are assessed at the time of the transaction. Those fees are collected and recognized on a monthly basis. Trailing fees are based upon market values and are assessed, collected and recognized on a quarterly basis. Because the Bank acts as an agent in arranging the relationship between the customer and third party provider, and does not control the services rendered, investment product sales commissions and fees are reported net of related costs, including nominal incentive compensation, and trading activity charges of $417,000 and $391,000 for the nine month periods ended September 30, 2020 and 2019.

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

Bancorp did not establish any contract assets or liabilities as a result of adopting ASC 606, nor were any recognized during the six-month period ending September 30, 2020.

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

Balance sheet, income statement and cash flow detail regarding operating leases follows:

(in thousands)
Balance Sheet	September 30, 2020	December 31, 2019

Operating lease right-of-use assets	$11,208	$12,737
Operating lease liabilities	12,616	14,369

Weighted average remaining lease term	8.8	9.4
Weighted average discount rate	3.46%	2.46%

Maturities of lease liabilities:
One year or less	$1,914	$1,964
Year 2	1,919	1,915
Year 3	1,968	1,930
Year 4	1,858	1,972
Year 5	1,496	1,781
Greater than 5 years	5,540	6,619
Total lease payments	$14,695	$16,181
Less imputed interest	2,079	1,812
Total lease liabilities	$12,616	$14,369

(in thousands)	Three months ended	Three months ended
Income Statement	September 30, 2020	September 30, 2019
Components of lease expense:
Operating lease cost	$468	$501
Variable lease cost	44	38
Less sublease income	—	14
Total lease cost	$512	$525

(in thousands)	Nine months ended	Nine months ended
Income Statement	September 30, 2020	September 30, 2019
Components of lease expense:
Operating lease cost	$1,411	$1,498
Variable lease cost	131	101
Less sublease income	38	41
Total lease cost	$1,504	$1,558

(in thousands)	Nine months ended	Nine months ended
Cash flow Statement	September 30, 2020	September 30, 2019
Supplemental cash flow information:
Operating cash flows from operating leases	$1,186	$1,051

As of September 30, 2020, Bancorp had not entered into any lease agreements that had yet to commence.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The consolidated financial statements include the accounts of Stock Yards Bancorp, Inc. and its wholly owned subsidiary, SYB, collectively referred to as “Bancorp” or the “Company.” All significant inter-company transactions and accounts have been eliminated in consolidation.

Stock Yards Bancorp, Inc. is a FHC headquartered in Louisville, Kentucky. Established in 1904, SYB is a state-chartered non-member financial institution that provides services in the Louisville, Kentucky, Indianapolis, Indiana and Cincinnati, Ohio MSAs through 44 full service banking center locations.

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

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements to be materially different from future results, performance, or achievements expressed or implied by the statement. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believe,” “aim,” “can,” “conclude,” “continue,” “could,” “estimate,” “expect,” “foresee,” “goal,” “intend,” “may,” “might,” “outlook,” “possible,” “plan,” “predict,” “project,” “potential,” “seek,” “should,” “target,” “will,” “will likely,” “would,” or other similar expressions. These forward-looking statements are not historical facts and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control, particularly with regard to developments related to the COVID-19 pandemic. Forward-looking statements detail management’s expectations regarding the future and are based on information known to management only as of the date the statements are made and management undertakes no obligation to update forward-looking statements, except as required by applicable law.

There is no assurance that any list of risks and uncertainties or risk factors is complete. Factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements include, among other things:

●

impact of COVID-19 on Bancorp’s business, including the impact of the actions taken by governmental authorities to try and contain the pandemic or address the impact of the pandemic on the U.S. economy (including, without limitation, the CARES Act and other relief efforts), and the resulting effect of all of such items on our operations, liquidity and capital position, and on the financial condition of Bancorp’s borrowers and other customers;

●	changes in or forecasts of future political and economic conditions;
●	accuracy of assumptions and estimates used in establishing the ACL on loans, ACL for off-balance sheet credit exposures and other estimates;
●	impairment of investment securities, goodwill, other intangible assets or DTAs;
●	ability to effectively navigate an economic slowdown or other economic or market disruptions;
●	changes in laws and regulations or the interpretation thereof;
●	changes in fiscal, monetary, and/or regulatory policies;
●	changes in tax polices including but not limited to changes in federal and state statutory rates;
●	behavior of securities and capital markets, including changes in market volatility and liquidity;
●	ability to effectively manage capital and liquidity;
●	long-term and short-term interest rate fluctuations, as well as the shape of the U.S. Treasury yield curve;
●	the magnitude and frequency of changes to the FFTR implemented by the Federal Open Market Committee of the FRB;
●	competitive product and pricing pressures;

●	projections of revenue, expenses, capital expenditures, losses, EPS, dividends, capital structure, etc.;
●	descriptions of plans or objectives for future operations, products, or services;
●	changes in the credit quality of Bancorp’s customers and counterparties, deteriorating asset quality and charge-off levels;
●	changes in technology instituted by Bancorp, its counterparties or competitors;
●	changes to or the effectiveness of Bancorp’s overall internal control environment;
●	adequacy of Bancorp’s risk management framework, disclosure controls and procedures and internal control over financial reporting;
●	changes in applicable accounting standards, including the introduction of new accounting standards;
●	changes in investor sentiment or consumer/business spending or savings behavior;
●	ability to appropriately address social, environmental and sustainability concerns that may arise from business activities;
●	integration of acquired businesses or future acquisitions;
●

occurrence of natural or man-made disasters or calamities, including health emergencies, the spread of infectious diseases, pandemics or outbreaks of hostilities, and Bancorp’s ability to deal effectively with disruptions caused by the foregoing;

●	ability to maintain the security of its financial, accounting, technology, data processing and other operational systems and facilities;
●	ability to withstand disruptions that may be caused by any failure of its operational systems or those of third parties;
●	ability to effectively defend itself against cyberattacks or other attempts by unauthorized parties to access information of Bancorp or its customers or to disrupt systems; and
●	other risks and uncertainties reported from time-to-time in Bancorp’s filings with the SEC, including Part II Item 1A “Risk Factors.”

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

On March 11, 2020, the World Health Organization declared COVID-19 to be a global pandemic, indicating that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. The spread of the virus has caused significant disruptions in the U.S. economy and has impacted banking and other financial activity in the markets in which Bancorp operates. While some industries have been impacted more severely than others, all businesses have been impacted to some degree. This disruption resulted in the initial shuttering of non-essential businesses across most of the country, significant job loss, and aggressive measures by the federal government. While phased-in re-opening of commerce that began towards the end of the second quarter has led to the easing of many initial restrictions, unemployment levels remain elevated and uncertainty regarding the effects of the pandemic on general economic behavior remains.

In response to the above, Congress, the President and regulatory agencies took action designed to lessen the economic fallout. Most notably, the CARES Act was signed into law at the end of March. The goal of the CARES Act was to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to impacted industry sectors.

The CARES Act established the SBA PPP to provide loans for eligible businesses/not-for-profits with the focus on job retention and certain operating expenses. Portions of these loans qualify for forgiveness when used for payroll costs, mortgage interest, rent and utilities during the 24-week period beginning with the date of the loan. Loans funded through the PPP are fully guaranteed by the U.S. government.

The PPP expired on August 8, 2020 and as of October 31, 2020, the Bank has submitted 71 forgiveness applications to the SBA totaling $52 million and has received payment from the SBA for five borrowers. The SBA has 90 days to review and decision applications for forgiveness. On October 8, 2020, the SBA announced it would streamline loan forgiveness for loans of $50,000 or less with one or more employee other than the owner (representing approximately 48% of the PPP loans Bancorp originated). The Bank has nearly $15 million in net unrecognized fees related to the PPP that would be recognized in income immediately once the loans are paid off or forgiven by the SBA. The timing of such forgiveness could have a major impact on fourth quarter 2020 and early 2021 operating results.

The CARES Act permits financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 and is intended to provide interpretive guidance as to conditions that would constitute a short-term modification that would not meet the definition of a TDR. This includes the following: (i) the loan modification is made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the coronavirus emergency declaration, and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. Bancorp is applying this guidance to qualifying loan modifications and has implemented modifications meeting these conditions. Federal bank regulatory authorities also issued guidance to encourage banks to make loan modifications for borrowers affected by COVID-19 and to assure banks that they would not be criticized by examiners for doing so.

The PPP directly impacted Bancorp’s financial condition and results of operations for the three and nine months ended September 30, 2020 as follows:

●	Bancorp originated 3,364 PPP loans totaling $657 million, with the PPP portfolio (net of unearned deferred fees and costs) representing 18% of total loans outstanding at September 30, 2020.
●

While the PPP was primarily offered to Bancorp’s customer base to limit fraud risk, Bancorp added approximately 300 new relationship prospects that have begun the process of migrating over their full commercial banking relationship.

●

Bancorp received in excess of $20 million in origination fees from the SBA that will be recognized over the term of the loans (predominantly 24 months), with the fees ranging between 1% and 5% based on the size of the loan.

●

Approximately $4.2 million and $7.6 million in interest and net fee income on PPP loans was recognized during the three and nine month periods ended September 30, 2020, respectively. While this had a positive impact on interest income and net interest income, the 1% stated yield on the PPP portfolio negatively impacted the overall loan portfolio yield and NIM.

●	Based on the 100% SBA guarantee of PPP loans, Bancorp did not reserve for potential losses within the ACL on these loans.
●

Bancorp experienced a significant increase in deposit balances (both average and ending) directly related to customers who originated PPP loans. The funding of the PPP loans was deposited into accounts held at the Bank and many Commercial customers have utilized the funds to strengthen their balance sheets.

●	A portion of Bancorp’s customer base paid down existing operating C&I lines of credit in part with excess liquidity resulting from PPP loans.
●

Bancorp relied on deposit growth in addition to excess cash on hand to fund PPP loans with no reliance placed on external funding sources. Maintaining excess liquidity related to the PPP loan portfolio contributed to overall NIM compression.

●

With regard to Bancorp’s compensation expense, the origination of PPP loans led to elevated levels of deferred salary costs with the offset to deferred loan fees, the latter of which amortizes over the outstanding term of the related loans.

●

Consistent with the decline in credit utilization and adoption of ASC-326, Bancorp incurred a significant increase in reserves for off-balance sheet credit exposures, which are recorded as a component of non-interest expenses.

●

Bancorp’s leverage ratio, which consists of tier-1 capital divided by adjusted quarterly average assets, was negatively impacted by the outsized balance sheet growth attributed to PPP participation and led to increased FDIC insurance expense for the third quarter of 2020. This should normalize over time. Bancorp and the Bank maintained the “well capitalized” designation for every capital ratio, as defined by regulators, at September 30, 2020.

Other pandemic-related impacts to Bancorp’s financial condition and results of operations for the three and nine months ended September 30, 2020 were as follows:

●	As previously disclosed, on March 16, 2020, the FRB responded to the pandemic by lowering the FFTR to a range of 0% - 0.25% resulting in Prime dropping to 3.25%.
●

Loan loss provisioning in 2020 has been significantly impacted by the economic crisis and corresponding impact on national unemployment forecast adjustments within the CECL model, changes in the loan mix and the addition of a large specific reserve during the second quarter.

●

Bancorp has deferred either the full loan payment or the principal only portion of respective loan payments for 90 or 180 days for some borrowers directly impacted by the pandemic.  Through September 30, 2020, Bancorp executed 1,100 full payment deferrals (predominantly 3 months). As of September 30, 2020 outstanding loan deferrals totaled $120 million - representing 4% of the loan portfolio (excluding PPP loans). Approximately 85% of the total deferrals processed (in terms of dollars) occurred in the month of April, with the subsequent pace slowing significantly. Pursuant to the CARES Act, these loan deferrals were not classified as TDRs and have not been included in non-performing loan statistics. While the modifications themselves did not trigger a loan risk rating downgrade, if the impact of COVID-19 continues, borrower operations do not improve or if other negative events occur, such modified loans could transition to potential problem loans or into problem loans. During the third quarter, a significant portion of the deferred loan portfolio returned to full paying status. As of October 31, 2020, outstanding loan deferrals totaled $65 million, representing 2% of outstanding loans (excluding PPP loans).

●

Deposit balances for both commercial customers who received PPP funding and those that did not were elevated at September 30, 2020, as higher levels of liquidity are being held in response to economic uncertainty.

●

Consistent with the industry, deposit service charges and debit/credit card income have been impacted by pandemic driven changes in customer behavior. This has led to, among other things, lower transaction volumes and spending behaviors during the initial phase of mandated shutdowns, with activity improving noticeably through the end of the third quarter.

●	Bancorp did not incur material non-interest expenses related to the execution of its pandemic plan or continued efforts associated with employee and customer health and safety.

In tandem with the declaration of the global pandemic, Bancorp invoked its Board of Director-approved pandemic plan, which included timely communication to employees, implementing remote work arrangements to the full extent possible, separating individual departments, operating select branch lobbies by appointment only, fully staffing all branch drive-thru lanes, communicating with and encouraging customers to use Bancorp’s free self-service tools such as ITMs/ATMs, online banking, mobile banking and bill pay and actively promoting social distancing in all aspects of business.

Bancorp has maintained social distancing precautions for all employees in the office and customers visiting branches, preventative cleaning at offices/branches and restrictions on non-essential business related travel to the fullest extent possible and pursuant to guidance from the Centers for Disease Control and local authorities. Bancorp has implemented business continuity measures as necessary throughout the pandemic, including monitoring potential business interruptions.

Bancorp has taken measures both to support customers affected by the pandemic and to maintain strong asset quality, including:

●	Assisting business customers through PPP and other government sponsored loan products
●	Monitoring portfolio risk and related mitigation strategies by industry segments
●	Limiting originations to higher risk industries and customers including, but not limited to, transportation, travel, hospitality, entertainment, and retail
●	Proactively contacting customers in order to assess credit situations and needs and develop long-term contingency financial plans
●	Offering flexible repayment options to current customers and a streamlined loan modification process, when appropriate

Management continues to meet regularly to anticipate and respond to pandemic related developments. Bancorp has not incurred any significant challenges to its ability to maintain its systems and controls in light of the measures taken to prevent the spread of COVID-19 and has not incurred significant resource constraints through the implementation of its business continuity plans and does not anticipate incurring such in the future. Bancorp has not made, and at this time does not expect to make, any material staffing or compensation changes as a result of the pandemic.

 Overview – Operating Results (FTE)

The following table presents an overview of Bancorp’s financial performance for the three months ended September 30, 2020 and 2019:

Three months ended September 30, (dollars in thousands, except per share data)	2020	2019	$/bp Change		% Change

Net income	$14,533	$17,234	$(2,701)		-16%
Diluted earnings per share	$0.64	$0.76	$(0.12)		-16%
Annualized return on average assets	1.34%	1.95%	(61)	bps	-31%
Annualized return on average equity	13.57%	17.41%	(384)	bps	-22%

Additional discussion follows under the section titled “Results of Operations.”

General highlights for the three months ended September 30, 2020 compared to September 30, 2019:

●

Net income totaled $14.5 million, resulting in diluted EPS of $0.64, for the three months ended September 30, 2020, a 16% decline over $0.76 for the same period of 2019. Operating results were lower compared to the record results posted in the third quarter of 2019, primarily due to increased loan loss provisioning and reserves for off-balance sheet credit exposures.

●

NIM decreased 61 bps to 3.26% for the three months ended September 30, 2020 compared to 3.87% for the same period in 2019 attributed to the decline in the interest rate environment, the lower yielding PPP loan portfolio and excess balance sheet liquidity; offset partially by the strategic lowering of stated deposit interest rates and CD offering rates in tandem with the FRB interest rate actions and further subsequent interest rate cuts through the end of the third quarter. Despite the decrease in NIM, Bancorp’s deposit rate cuts and fee income associated with PPP loans resulted in a $1.6 million, or 5%, increase in net interest income compared to the prior year period.

●

While total loans (excluding PPP loans) decreased $26 million, or 1%, compared to September 30, 2019, average loans (excluding PPP loans) saw a marginal increase of $12 million, or less than 1%, for the three months ended September 30, 2020 compared to the same period in 2019. Strong loan growth in the first quarter of 2020 was offset by loan contraction related to the pandemic in the second quarter. Loan growth for the third quarter was essentially flat, as growth in the CRE portfolio was countered by further contraction in the C&I portfolio.

●	Deposit balances ended at record levels at September 30, 2020, primarily attributed to PPP funding and higher levels of liquidity held by customers attributable to current economic uncertainty.
●

Despite overall strong credit metrics, significant provisioning occurred based on the on-going economic crisis, its corresponding impact on national unemployment forecast adjustments within the CECL model and changes in the loan mix. Additional non-interest expense related to credit exposure for unfunded off-balance sheet commitments was also recorded in the third quarter consistent with further declines in line utilization (mainly C&I).

●

During the third quarter of 2020, the Company recorded charge-offs totaling $1.6 million related to loans that were acquired in the prior year acquisition and fully allocated for through purchase accounting adjustments at the time of acquisition. While these are reflected as charge-offs, there was no impact to the provision for credit losses, nor to the income statement for the third quarter of 2020.

●	Bancorp’s ACL to total loans was 1.45% at September 30, 2020, compared to 0.94% at December 31, 2019. Bancorp’s ACL to total loans (excluding PPP loans) rose to 1.78% at September 30, 2020.
●

Total non-interest income decreased $166,000, or 1%, for the three month period ended September 30, 2020 compared to the same period of 2019, as record mortgage banking income largely offset substantially lower deposit service charge income and over $800,000 dollars of non-recurring income recorded in the prior year period.

●	Non-interest expenses increased $2.3 million, or 10%, for the quarter ended September 30, 2020 compared to the same period of 2019, as a result of the following:
o	Higher compensation expense related to a slight increase in full time employees and annual merit-based salary increases, as well as higher incentive-based compensation.
o

Increased technology and communication expense relating to continued investment in customer-facing software and system functionality, higher licensing and maintenance expenses, additional expense associated with migrating to a hosted core environment, higher mortgage loan processing expenses and treasury management customer expansion.

o

Resuming normalized FDIC insurance expense after the depletion of Bancorp’s small institution credits issued in 2019. No FDIC insurance expense was recorded in the third quarter of 2019 as the national FDIC Reserve Ratio reached 1.38%, triggering the FDIC to release credits to small institutions (less than $10 billion in total consolidated assets), the last portion of which were used in the first quarter of 2020. Further, the outsized balance sheet attributed to the PPP led to a higher leverage ratio, ultimately resulting in increased FDIC insurance expense for the third quarter of 2020.

o	The aforementioned increased expense associated with off-balance sheet credit exposures relating changes in line of credit utilization.
●

Bancorp’s efficiency ratio (FTE) for the three months ended September 30, 2020, was 55.96% compared with 52.67% for the same period in 2019, the increase resulting from the increase in non-interest expenses noted above (see the section titled “Non-GAAP Financial Measures” in this section of the document).

●

The ETR decreased to 9.9% for the three months ended September 30, 2020 from 18.0% for the same period in 2019, attributed largely to the current year including the full impact of a large tax credit investment and higher levels of SAR exercise activity.

The following table presents an overview of Bancorp’s financial performance for the nine months ended September 30, 2020 and 2019:

Nine months ended September 30, (dollars in thousands, except per share data)	2020	2019	$/bp Change		% Change

Net income	$41,133	$49,418	$(8,285)		-17%
Diluted earnings per share	$1.81	$2.16	$(0.35)		-16%
Annualized return on average assets	1.33%	1.94%	(61)	bps	-31%
Annualized return on average equity	13.22%	17.31%	(409)	bps	-24%

Additional discussion follows under the section titled “Results of Operations.”

General highlights for the nine months ended September 30, 2020 compared to September 30, 2019:

●

Net income totaled $41.1 million for the nine months ended September 30, 2020, resulting in diluted EPS of $1.81, a 16% decline from the same period in 2019, the latter of which included $3.9 million in non-recurring tax adjustments related to two Kentucky tax law changes that equated to $0.17 per diluted share in addition to significant acquisition deal costs, which equated to $0.05 per diluted share. Operating results were lower compared to the record results posted in the third quarter of 2019, primarily due to increased loan loss provisioning and reserves for off-balance sheet credit exposures. Further, the uncertain economic conditions associated with the pandemic, a substantially lower interest rate environment and government stimulus actions have had a significant impact on Bancorp’s operating results in 2020.

●

NIM decreased 46 bps to 3.40% for the nine months ended September 30, 2020 compared to 3.86% for the same period in 2019 consistent with the decline in the interest rate environment, the addition of the low-yielding PPP portfolio and excess balance sheet liquidity; offset by strong average year over prior year loan growth (excluding PPP loans) and the strategic lowering of stated deposit interest rates and CD offering rates in tandem with FRB interest rate actions. Despite the decrease in NIM, Bancorp’s deposit rate cuts and fee income associated with PPP loans resulted in a $7 million, or 8%, increase in net interest income compared to the prior year period.

●

Effective January 1, 2020, Bancorp began accounting for credit losses under ASC 326, or CECL. The adoption of this standard increased the opening balance of the ACL and the reserve for off-balance sheet credit exposures as of January 1. The adoption entries reduced Bancorp’s retained earnings with no impact on the income statement.

●

Total loans (excluding PPP loans) contracted $15 million during the first nine months of 2020, as record first quarter loan production was reversed by significant second quarter contraction and stagnant activity in the third quarter. Since December 31, 2019, a $101 million increase in the CRE portfolio was more than offset by a $107 million decline in the C&I portfolio (primarily operating lines of credit).

●

Line of credit utilization has declined significantly in 2020, falling to 37% at September 30, 2020 compared to 47% at December 31, 2019 and 48% at September 30, 2019. The decline was led by C&I line usage, which dropped from 43% at December 31, 2019 to 26% at September 30, 2020.

●

Deposit balances ended at record levels at both June 30, 2020 and September 30, 2020, primarily as a result of PPP funding and higher levels of liquidity held by customers attributable to current economic uncertainty.

●

Despite overall strong credit metrics, significant provisioning occurred based on the on-going economic crisis, its corresponding impact on national unemployment forecast adjustments within the CECL model and changes in the loan mix. Significant non-interest expense related to credit exposure for unfunded off-balance sheet commitments was also recorded in the first nine months of 2020 consistent with declines in line utilization (mainly C&I).

●

During the third quarter of 2020, the Company recorded charge-offs totaling $1.6 million related to loans that were acquired in the prior year acquisition and fully allocated for through purchase accounting adjustments at the time of acquisition. While these are reflected as charge-offs, there was no impact to the provision for credit losses, nor to the income statement for the third quarter of 2020.

●	Bancorp’s ACL to total loans was 1.45% at September 30, 2020, compared to 0.94% at December 31, 2019. Bancorp’s ACL to total loans (excluding PPP loans) rose to 1.78% at September 30, 2020.
●

Non-interest income increased 5% for the nine months ended September 30, 2020 compared to the same period of 2019 on the heels of record mortgage banking income despite substantially lower deposit service charge income and the prior year period benefitting from $1.2 million of non-recurring income. Strong WM&T results, which included a large estate fee in the first quarter of 2020, and continued growth in treasury management fees and card income also contributed to the increase.

●

Non-interest expenses increased 4% for the nine months ended September 30, 2020 compared to the same period of 2019 driven largely by provisioning expense related to off-balance sheet commitments. Increases in compensation, employee benefits, technology and occupancy expense were offset by declines in other categories stemming from one-time acquisition-related charges and non-recurring activity in the prior year, as well as a pandemic-driven decrease in marketing and business development activity.

●

Bancorp’s efficiency ratio (FTE) for the nine months ended September 30, 2020 was 54.36% compared with 55.70% for the same period in 2019, the latter of which included $1.3 million in one-time deal costs associated with the prior year acquisition (see the section titled “Non-GAAP Financial Measures” in this section of the document).

●

The ETR increased to 13.1% for the nine months ended September 30, 2020 from 11.9% for the same period in 2019, the latter of which reflected $3.9 million in non-recurring tax adjustments related to two Kentucky tax law changes.

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

Comparative information regarding net interest income follows:

As of and for the three months ended September 30,			Change
(dollars in thousands)	2020	2019	2020 / 2019

Net interest income	$33,695	$32,106	5%
Net interest spread	3.13%	3.53%	(40	) bps
Net interest margin (FTE)	3.26%	3.87%	(61	) bps
Average interest earning assets	$4,120,400	$3,301,848	25%

As of and for the nine months ended September 30,			Change
(dollars in thousands)	2020	2019	2020 / 2019

Net interest income	$99,669	$92,591	8%
Net interest spread	3.22%	3.53%	(31	) bps
Net interest margin (FTE)	3.40%	3.86%	(46	) bps
Average interest earning assets	$3,923,255	$3,216,468	22%

The discussion that follows is based on FTE data.

NIM and net interest spread calculations above exclude the sold portion of certain participation loans. These sold loans are recorded on Bancorp’s balance sheet as required by GAAP because Bancorp retains some form of effective control; however, Bancorp receives no interest income on the sold portion. These participation loans sold are excluded from analysis, as Bancorp believes it provides a more accurate depiction of the performance of its loan portfolio.

Bancorp’s loan portfolio is currently composed of approximately 71% fixed and 29% variable rate loans, with the fixed rate potion pricing (excluding PPP loans) generally based on a spread to the five-year treasury curve at the time of origination and the variable portion pricing based on an on-going spread to Prime (approximately 60%) or one month LIBOR (approximately 40%). Excluding PPP loans, Bancorp’s loan portfolio at September 30, 2020 was composed of approximately 64% fixed and 36% variable rate loans with the fluctuation in the C&I portfolio driving down variable rate concentration for the last two quarters.

The FRB has lowered the FFTR five times since June 30, 2019, resulting in a combined 225 bps decrease in the FFTR as of September 30, 2020. The most recent of these cuts came in mid-March 2020 when the FRB lowered the FFTR to a range of 0% - 0.25% in response to the COVID-19 pandemic, the lowest level seen since late 2015. The following table details the volatility experienced within the interest rate environment over the past several months by comparing period end and quarterly average rates:

	September 30,	June 30,	March 31,	December 31,	September 30,
	2020	2020	2020	2019	2019

Five-year Treasury note - period end	0.28%	0.29%	0.37%	1.69%	1.55%
Five-year Treasury note - quarterly average	0.27%	0.36%	1.14%	1.61%	1.63%
Prime rate - period end	3.25%	3.25%	3.25%	4.75%	5.00%
Prime rate - quarterly average	3.25%	3.25%	4.40%	4.83%	5.31%
One-month LIBOR - period end	0.15%	0.16%	0.99%	1.76%	2.02%
One-month LIBOR - quarterly average	0.16%	0.35%	1.40%	2.22%	2.18%

Bancorp lowered the stated rate of interest-bearing deposit account types and CD offering rates in tandem with the previously mentioned FRB interest rate actions and managed to fully offset the decline in loan yields associated with the first two FFTR rate reductions, which occurred in August and September of 2019. The subsequent rate cuts in October 2019, and to a greater extent in March of 2020, resulted in significant NIM compression, as further deposit rate reductions were not able to fully off-set the decline in loan yields. As of September 30, 2020, Bancorp’s current deposit rates are at or below interest rates offered during the Great Recession.

The short end of the treasury yield through the first nine months of 2020 mirrored what was experienced during the Great Recession with the long end, particularly the five-year treasury, dramatically lower. While the curve normalized during the first quarter of 2020, the steep decline/inversion of the treasury curve that began in the second quarter of 2019 has led to intense pricing pressure and stiff competition over this period. With 60% of the variable rate loan portfolio tied to Prime and the majority with floor rates of 4.00%, short-term rates would have to increase over 75 bps for these loans to move above their floor rates given Prime is at 3.25% as of September 30, 2020. Beyond potential ongoing pricing pressure/competition and the absolute low level of rates, the current economic outlook and prospects of a sustained zero-rate environment continues to pose challenges regarding potential ongoing NIM compression.

Net Interest Income – Three months ended September 30, 2020 compared to September 30, 2019

Net interest spread and NIM were 3.13% and 3.26%, for the three months ended September 30, 2020 compared to 3.53% and 3.87% for the same period in 2019. NIM during the three months ended September 30, 2020 was significantly impacted by the following:

●	The lowering of the FFTR between August 2019 and mid-March 2020, ending at a range of 0% - 0.25% and resulting in Prime dropping to 3.25%.
●	PPP loan originations during 2020
●	The strategic lowering of stated deposit rates and CD offering rates over the past several months in tandem with FRB interest rate actions and beyond.
●	Excess balance sheet liquidity.

Since the beginning of April, Bancorp originated 3,364 PPP loans equating to $657 million ($642 million net of unearned origination fees and costs) representing 18% of the total loan portfolio as of September 30, 2020. Bancorp received in excess of $20 million in origination fees from the SBA for these loans during the second and third quarters. Fees received ranged between 1% and 5% based on the size of the loan, with the average fee equating to 3.18%. Net loan origination fee income of $2.5 million was recognized in the third quarter of 2020 relating to PPP loans. While this had a positive impact to interest and fee income and net interest income, the 1% stated yield on the PPP portfolio negatively impacted the overall loan portfolio yield and NIM by 30 bps and 12 bps, respectively. The average balance of the PPP portfolio ended at $641 million for the quarter ended September 30, 2020 with a yield of 2.59%, which is significantly below the 4.22% yield on the traditional loan portfolio (excluding PPP loans) for the same period.

With regard to the PPP, borrowers are eligible for forgiveness from the SBA for the portion of funding received utilized for job retention and certain other expenses, such as payroll costs, mortgage interest, rent and utilities during the 24-week period beginning with the date of the loan. With a significant portion of these loans potentially eligible for full forgiveness, there is high likelihood of early pay off prior to maturity (predominantly 24 months). Early payoffs would accelerate recognition of the fee (and to a lesser extent the deferred salary cost) and could have a material positive impact on operating results in the fourth quarter of 2020 and early 2021.

Average FFS and interest bearing due from bank balances increased significantly for the three months ended September 30, 2020 compared with the same period in 2019. This excess liquidity contributed to approximately 13 bps of NIM compression for the three months ended September 30, 2020.

Net interest income increased $1.6 million, or 5%, for the three months ended September 30, 2020 compared to the same period of 2019, as Bancorp’s significant deposit rate cuts made in tandem with the FRB’s interest rate actions more than offset the sharp decline in interest income attributed to the substantially lower interest rate environment.

Total average interest earning assets increased $819 million, or 25%, to $4.12 billion for the three months ended September 30, 2020, with the average rate earned on total interest earning assets contracting 107 bps to 3.50%.

●

Average loans increased $653 million, or 23%, for the three months ended September 30, 2020 compared to the same period in 2019 with the majority of this growth, or $641 million, attributed to the PPP portfolio.

●

Average FFS/interest bearing due from bank balances increased $96 million for the three months ended September 30, 2020, as compared with the same period in 2019, consistent with the elevated level of deposits.

●

Average securities increased $45 million, or 11%, for the three months ended September 30, 2020 as compared to the same period of 2019, as a portion of excess liquidity was deployed into fixed income investments.

Total interest income decreased $1.9 million, or 5%, to $36.2 million for the three months ended September 30, 2020, as compared to the same period of 2019.

●

Interest and fee income on loans decreased $1.2 million, or 3%, to $33.9 million. Despite recognizing $4.2 million of interest and fee income associated with the PPP portfolio in the third quarter of 2020, the significant interest rate contraction experienced over the past 12 months drove a $5.4 million decrease in interest income on the traditional loan portfolio (excluding PPP).

●

With the exception of mortgage loans held for sale, interest income on the remaining interest earning asset portfolio was significantly impacted by the lower interest rate environment and significant average balance growth.

Total average interest bearing liabilities increased $372 million, or 16%, to $2.63 billion for the three-month period ended September 30, 2020 compared with the same period in 2019, with the total average cost declining 67 bps to 0.37%.

●

Average interest bearing deposits increased $394 million, or 19%, for the three months ended September 30, 2020 compared to the same period in 2019, with interest-bearing demand deposits representing $308 million of the increase. Customers who received PPP loans, the proceeds for which were deposited into accounts held at the Bank, have in general used the funds to strengthen their balance sheets. Further, the economic slow-down and uncertainty surrounding the pandemic has resulted in the customer base maintaining higher levels of liquidity in general, similar to customer behavior seen during the Great Recession.

●

Average FHLB advances decreased $24 million, or 29%, for the three months ended September 30, 2020 compared to the same period of 2019, as a portion of the advances assumed in the prior year acquisition have either matured or been paid off without penalty over the past year.

Total interest expense decreased $3.5 million, or 59%, for the three months ended September 30, 2020, compared to the same period of 2019, a direct result of strategic deposit rate reductions implemented in response to the changing interest rate environment.

●	Total interest bearing deposit expense decreased $3.2 million, or 60%, driving a 66 bps decrease in the cost of average total interest bearing deposits.

Net Interest Income – Nine months ended September 30, 2020 compared to September 30, 2019

Net interest spread and NIM were 3.22% and 3.40%, for the nine months ended September 30, 2020 compared to 3.53% and 3.86% for the same period in 2019. NIM during the nine months ended September 30, 2020 was significantly impacted by the following:

●

The FFTR was lowered 225 bps between August 2019 and mid-March 2020, resulting in Prime dropping to 3.25%. Average Prime has declined significantly to 3.62% for the nine months ended September 30, 2020 compared to 5.43% for the same period in 2019.

●	PPP loan originations during the second quarter of 2020, with significant concentration during the month of April.
●	The strategic lowering of stated deposit interest rates and CD offering rates over the past several months in tandem with FRB interest rate actions and beyond.
●	Strong average loan growth (excluding PPP loans) related to both a prior year acquisition and organic growth.
●	Excess balance sheet liquidity.

During the first nine months of 2020, Bancorp received in excess of $20 million in origination fees from the SBA and recognized $4.6 million in net origination fee income associated with the PPP portfolio. While this had a positive impact to interest and fee income and net interest income, the 1% stated yield on the PPP portfolio has negatively impacted the overall loan portfolio yield and NIM by 22 bps and 9 bps, respectively. With a heavy concentration of these loans originating in April, the average balance of the portfolio ended at $390 million for the nine months ended September 30, 2020 with a yield of 2.59%, which was significantly below the 4.41% yield on the traditional loan portfolio (excluding PPP loans) for the nine months ended September 30, 2020.

Average FFS and interest bearing due from bank balances increased significantly for the nine months ended September 30, 2020 compared with the same period in 2019. This excess liquidity contributed to approximately 15 bps of NIM compression for the nine months ended September 30, 2020.

Net interest income increased $7.1 million, or 8%, for the first nine months of 2020 compared to the same period of 2019, attributed to the deposit rate cuts implemented by Bancorp in response to the changing interest rate environment and the additional fee income associated with the PPP portfolio.

Total average interest earning assets increased $707 million, or 22%, to $3.9 billion for the nine months ended September 30, 2020, with the average rate earned on total interest earning assets contracting 85 bps to 3.73%.

●

Average loans increased $585 million, or 22%, for the nine months ended September 30, 2020 compared to the same period in 2019 with $390 million of the growth attributed to the PPP portfolio. In addition to the May 2019 acquisition, Bancorp has experienced strong organic growth across all three markets leading to a $195 million increase in the loan portfolio (excluding PPP loans). While significant average loan growth (excluding PPP loans) was seen in the first quarter of 2020, it was reversed in the second quarter by the largest quarterly net loan contraction in Bancorp’s history and a further, marginal average balance decline in the quarter ending September 30, 2020.

●

Average FFS and interest bearing due from bank balances increased $97 million for the nine months ended September 30, 2020 as compared with the same period in 2019, consistent with the elevated level of deposits.

Total interest income decreased $535,000, or less than 1%, to $109.7 million for the nine months ended September 30, 2020, as compared with the same period of 2019.

●

Interest and fee income on loans increased approximately $1.6 million, or 2%, to $101.8 million, attributed mainly to fee income associated with the PPP portfolio, as significant interest rate contraction led to a $6.0 million decrease in interest income on the traditional loan portfolio (excluding PPP loans).

●

With the exception of mortgage loans held for sale, interest income on the remaining interest earning asset portfolio was negatively impacted by the changes in the interest rate environment and significant average balance growth.

Total average interest bearing liabilities increased $345 million, or 16%, to $2.6 billion for the nine month period ended September 30, 2020, as compared with the same period in 2019, with the average cost decreasing 54 bps to 0.51%.

●

Average interest bearing deposits increased $350 million, or 17%, for the nine months ended September 30, 2020 compared to the same period in 2019, with interest-bearing demand deposits representing $239 million of the increase. Customers who received PPP loans, the proceeds for which were deposited into accounts held at the Bank, have in general utilized the funds to strengthen their balance sheets. Further, the economic slow-down and uncertainty surrounding the pandemic has resulted in the customer base maintaining higher levels of liquidity in general, similar to customer behavior seen during the Great Recession.

Total interest expense decreased $7.6 million, or 44%, for the nine months ended September 30, 2020, compared to the same period of 2019, a direct result of strategic deposit rate reductions implemented in response to the changing interest rate environment.

●

Total interest bearing deposit expense decreased $7.4 million, or 46%, driving a 55 bps decrease in the cost of average total interest bearing liabilities. The cost of interest bearing deposits for the nine months ended September 30, 2020 was 47 bps compared to 102 bps for the same period of 2019.

Total Company Average Balance Sheets and Interest Rates - Three-Month Comparison

	Three months ended September 30,
	2020			2019
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:
Federal funds sold and interest bearing due from banks	$194,100	$54	0.11%	$98,569	$566	2.28%
Mortgage loans held for sale	28,520	173	2.41	3,887	41	4.18
Securities available for sale:
Taxable	433,923	1,973	1.81	376,186	2,113	2.23
Tax-exempt	8,166	55	2.68	20,500	125	2.42
Total securities	442,089	2,028	1.82	396,686	2,238	2.24

Federal Home Loan Bank stock	11,284	56	1.97	11,317	126	4.42

SBA Paycheck Protection Program (PPP) loans	640,998	4,181	2.59	—	—	—
Non-PPP loans	2,803,409	29,725	4.22	2,791,389	35,099	4.99
Total loans	3,444,407	33,906	3.92	2,791,389	35,099	4.99

Total interest earning assets	4,120,400	36,217	3.50	3,301,848	38,070	4.57

Less allowance for credit losses	48,331			27,168

Non-interest earning assets:
Cash and due from banks	47,535			45,343
Premises and equipment, net	57,121			64,573
Bank Owned Life Insurance	32,988			32,697
Accrued interest receivable and other	115,787			84,974
Total assets	$4,325,500			$3,502,267

Interest bearing liabilities:
Deposits:
Interest bearing demand deposits	$1,145,791	$298	0.10%	$837,796	$1,207	0.57%
Savings deposits	198,533	6	0.01	170,300	65	0.15
Money market deposits	772,600	159	0.08	687,794	1,763	1.02
Time deposits	404,914	1,644	1.62	431,879	2,281	2.10
Total interest bearing deposits	2,521,838	2,107	0.33	2,127,769	5,316	0.99

Securities sold under agreements to repurchase	40,832	7	0.07	37,705	26	0.27
Federal funds purchased	8,877	2	0.09	10,671	52	1.93
Federal Home Loan Bank advances	59,487	333	2.23	83,386	509	2.42

Total interest bearing liabilities	2,631,034	2,449	0.37	2,259,531	5,903	1.04

Non-interest bearing liabilities:
Non-interest bearing demand deposits	1,186,007			784,862
Accrued interest payable and other	82,410			65,034
Total liabilities	3,899,451			3,109,427

Stockholders’ equity	426,049			392,840
Total liabilities and stockholder's equity	$4,325,500			$3,502,267

Net interest income		$33,768			$32,167

Net interest spread			3.13%			3.53%

Net interest margin			3.26%			3.87%

Total Company Average Balance Sheets and Interest Rates - Nine-Month Comparison

	Nine months ended September 30,
	2020			2019
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:
Federal funds sold and interest bearing due from banks	$216,014	$673	0.42%	$119,210	$2,129	2.39%
Mortgage loans held for sale	17,202	359	2.79	3,144	121	5.15
Securities available for sale:
Taxable	422,687	6,434	2.03	398,617	6,919	2.32
Tax-exempt	11,057	217	2.62	24,465	462	2.52
Total securities	433,744	6,651	2.05	423,082	7,381	2.33

Federal Home Loan Bank stock	11,284	197	2.33	10,704	434	5.42

SBA Paycheck Protection Program (PPP) loans	390,120	7,573	2.59	—	—	—
Non-PPP loans	2,854,891	94,244	4.41	2,660,328	100,167	5.03
Total loans	3,245,011	101,817	4.19	2,660,328	100,167	5.03

Total interest earning assets	3,923,255	109,697	3.73	3,216,468	110,232	4.58

Less allowance for credit losses	42,894			26,832

Non-interest earning assets:
Cash and due from banks	45,032			43,664
Premises and equipment, net	57,455			63,586
Bank Owned Life Insurance	32,813			32,690
Accrued interest receivable and other	102,780			74,504
Total assets	$4,118,441			$3,404,080

Interest bearing liabilities:
Deposits:
Interest bearing demand deposits	$1,086,866	$1,460	0.18%	$847,443	$4,019	0.63%
Savings deposits	185,892	29	0.02	165,794	270	0.22
Money market deposits	755,747	1,362	0.24	685,124	5,816	1.13
Time deposits	418,080	5,825	1.86	398,384	5,929	1.99
Total interest bearing deposits	2,446,585	8,676	0.47	2,096,745	16,034	1.02

Securities sold under agreements to repurchase	38,595	31	0.11	38,402	79	0.28
Federal funds purchased	9,208	33	0.48	11,288	176	2.08
Federal Home Loan Bank advances	65,751	1,123	2.28	68,075	1,154	2.27
Subordinated note	—	—	—	643	26	5.41

Total interest bearing liabilities	2,560,139	9,863	0.51	2,215,153	17,469	1.05

Non-interest bearing liabilities:
Non-interest bearing demand deposits	1,067,969			745,105
Accrued interest payable and other	74,738			62,079
Total liabilities	3,702,846			3,022,337

Stockholders’ equity	415,595			381,743
Total liabilities and stockholder's equity	$4,118,441			$3,404,080

Net interest income		$99,834			$92,763

Net interest spread			3.22%			3.53%

Net interest margin			3.40%			3.86%

Supplemental Information - Total Company Average Balance Sheets and Interest Rates

●

Average loan balances include the principal balance of non-accrual loans, as well as unearned income such as loan premiums, discounts, fees/costs and exclude participation loans accounted for as secured borrowings. Participation loans averaged $8 million and $9 million for the three-month periods ended September 30, 2020 and 2019, and $8 million and $10 million for the nine-month periods ended September 30, 2020 and 2019, respectively.

●

Interest income on a FTE basis includes additional amounts of interest income that would have been earned if investments in certain tax-exempt interest earning assets had been made in assets subject to federal taxes yielding the same after-tax income. Interest income on municipal securities and tax-exempt loans has been calculated on a FTE basis using a federal income tax rate of 21% for 2020 and 2019. Approximate tax equivalent adjustments to interest income were $73,000 and $61,000 for the three month periods ended September 30, 2020 and 2019, and $165,000 and $172,000 for the nine month periods ended September 30, 2020 and 2019, respectively.

●

Interest income includes loan fees of $2.8 million ($2.5 million associated with the PPP) and $481,000 for the three months ended September 30, 2020 and 2019, and $5.6 million ($4.6 million associated with the PPP) and $1.3 million for the nine months ended September 30, 2020 and 2019, respectively. Interest income on loans may be impacted by the level of prepayment fees collected and accretion related to loans purchased.

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

The September 30, 2020 simulation reflects the FRB’s mid-March 2020 action to lower the FFTR to near zero. Bancorp’s interest rate simulation sensitivity analysis details that increases in interest rates of 100 bps would have a slightly negative effect on interest income, while an increase in rates of 200 bps would have a positive effect on net interest income. These results are attributed to over half of the variable rate loan portfolio being currently at or near floor rates, as these yields will not increase until short-term rates exceed these floor rates. For example, a significant portion of the variable rate loan portfolio is tied to Prime, with floor rates of 4.00%. Given Prime is at 3.25% as of September 30, 2020, short-term rates would have to increase over 75 bps for these loans to move above their floor rates.

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

	Change in Rates
	-200	-100	+100	+200
	Basis Points	Basis Points	Basis Points	Basis Points
% Change from base net interest income at September 30, 2020	N/A	-3.47%	-0.52%	2.20%

Bancorp’s loan portfolio is currently composed of approximately 71% fixed and 29% variable rate loans, with the fixed rate portion pricing (excluding PPP loans) generally based on a spread to the five-year treasury curve at the time of origination and the variable portion pricing based on an on-going spread to Prime (approximately 60%) or one month LIBOR (approximately 40%). Bancorp’s loan portfolio (excluding PPPP loans) at September 30, 2020 was composed of approximately 64% fixed and 36% variable rate loans with the fluctuation in the C&I portfolio driving down variable rate percentage for the quarter.

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

Provision for Credit Losses

An analysis of the changes in the ACL on loans, including provision, and selected ratios follow:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2020	2019	2020	2019

Beginning balance	$47,708	$26,416	$26,791	$25,534
Impact of adopting ASC 326	—	—	8,221	—
Initial ACL on loans purchased with credit deterioration	—	—	1,635	—
Provision for credit losses	4,418	400	15,518	1,000

Total charge-offs	(1,698)	(230)	(1,970)	(490)
Total recoveries	73	291	306	833
Net loan (charge-offs) recoveries	(1,625)	61	(1,664)	343
ACL at the end of the period	$50,501	$26,877	$50,501	$26,877
Average loans	$3,444,407	$2,791,389	$3,245,011	$2,660,328

Provision to average loans (1)	0.13%	0.01%	0.48%	0.04%
Net loan (charge-offs) recoveries to average loans (1)	-0.05%	0.00%	-0.05%	0.01%
ACL to average loans	1.47%	0.96%	1.56%	1.01%
ACL to total loans	1.45%	0.94%	1.45%	0.94%

(1) Ratios are not annualized

Provision for credit losses represents the amount of expense that, based on Management’s judgment, is required to maintain the ACL on loans at an appropriate level under the CECL model. The determination of the amount of the ACL on loans is complex and involves a high degree of judgment and subjectivity. See the footnote titled “Basis of Presentation and Summary of Significant Accounting Policies” for detailed discussion regarding Bancorp’s ACL methodology by loan segment.

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

The ACL on loans totaled $51 million at September 30, 2020 compared to $27 million at December 31, 2019, representing an ACL to total loans ratio of 1.45% and 0.94% for those periods, respectively. The ACL to total loans (excluding PPP loans) was 1.78% at September 30, 2020. Based on the 100% SBA guarantee of the PPP loan portfolio, which totaled $642 million (net of unamortized deferred fees) at September 30, 2020, Bancorp did not reserve for potential losses for these loans within the ACL.

During the third quarter of 2020, the Company recorded charge-offs totaling $1.6 million related to loans that were acquired in the prior year acquisition and fully allocated for through purchase accounting adjustments at the time of acquisition. While these are reflected as charge-offs, there was no impact to the provision for credit losses, nor to the income statement for the third quarter of 2020.

Despite overall strong credit metrics, Bancorp recorded provision for credit losses of $4.4 million and $15.5 million for the three and nine month periods ended September 30, 2020, as compared with $400,000 and $1.0 million for the same periods in 2019, the latter of which was determined under the incurred loss model. As detailed below, provisioning in 2020 has been significantly impacted by the economic crisis, its corresponding impact on national unemployment forecast adjustments within the CECL model and changes in the loan mix.

The forecasted increase in national unemployment coupled with the qualitative factor adjustments resulted in approximately $4.2 million, $4.6 million and $4.4 million of the total provision expense recorded for the three month periods ending March 31, 2020, June 30, 2020 and September 30, 2020, respectively.

Non-interest Income

	Three months ended September 30,				Nine months ended September 30,
(dollars in thousands)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change

Wealth management and trust services	$5,657	$5,738	$(81)	(1)%	$17,601	$16,839	$762	5%
Deposit service charges	998	1,356	(358)	(26)	3,081	3,793	(712)	(19)
Debit and credit card income	2,218	2,102	116	6	6,261	6,014	247	4
Treasury management fees	1,368	1,264	104	8	3,901	3,623	278	8
Mortgage banking income	1,979	794	1,185	149	4,447	2,004	2,443	122
Net investment product sales commissions and fees	431	400	31	8	1,288	1,120	168	15
Bank owned life insurance	172	487	(315)	(65)	527	849	(322)	(38)
Other	220	1,068	(848)	(79)	1,095	2,199	(1,104)	(50)
Total non-interest income	$13,043	$13,209	$(166)	(1)%	$38,201	$36,441	$1,760	5%

Total non-interest income decreased $166,000 and increased $1.8 million for the three and nine month periods ended September 30, 2020 compared to the same periods of 2019, respectively. Non-interest income comprised 27.9% and 27.7% of total revenues, defined as net interest income and non-interest income, for the three and nine month periods ended September 30, 2020 compared to 29.2% and 28.2% for the same periods in 2019, respectively. WM&T services comprised 43.4% and 46.1% of total non-interest income for the three and nine month periods ended September 30, 2020 compared to 43.4% and 46.2% for the same periods of 2019, respectively.

Wealth Management and Trust Services:

The magnitude of WM&T revenue distinguishes Bancorp from other community banks of similar asset size. AUM, stated at market value, totaled $3.41 billion at September 30, 2020, an increase of 10% compared with $3.12 billion at September 30, 2019 and a 3% increase from $3.32 billion at December 31, 2019. WM&T revenue decreased $81,000, or 1%, and increased $762,000, or 5%, for the three and nine month periods ended September 30, 2020, as compared with the same periods of 2019, respectively. While stock market volatility associated with the COVID-19 pandemic has had a significant impact on the WM&T department, particularly in the second quarter of this year, a subsequent market rebound and a large non-recurring estate fee from the first quarter of 2020 have offset general declines in market-based fee income.

Recurring fees earned for managing accounts are based on a percentage of market value of AUM and are typically assessed on a monthly basis. Recurring fees, which generally comprise the vast majority of WM&T revenue, increased $104,000, or 2%, and $593,000, or 4%, for the three and nine month periods ended September 30, 2020, as compared with the same periods of 2019, respectively. A portion of WM&T revenue, most notably executor, insurance and some employee benefit plan-related fees, are non-recurring in nature and the timing of these revenues corresponds with the related administrative activities and is based on the market value of AUM. For this reason, such fees are subject to more period over period fluctuation. Total non-recurring fees decreased $185,000, or 81%, and increased $169,000, or 32%, for the three and nine month periods ended September 30, 2020, respectively, as compared with the same periods of 2019. The decrease for the three month period stemmed from timing and fluctuation associated with when one-time fees occur. The increase for the nine month period was attributed to the large estate fee previously noted. Contracts between WM&T and their clients do not permit performance-based fees and accordingly, none of the fee income earned by WM&T are performance-based. Management believes the WM&T department will continue to factor significantly in Bancorp’s financial results and provide strategic diversity to revenue streams.

Detail of WM&T Service Income by Account Type:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019

Investment advisory	$2,491	$2,319	$7,190	$6,696
Personal trust and estate fees	1,482	1,717	5,572	5,559
Personal individual retirement	1,118	978	3,181	2,799
Company retirement	355	517	1,049	1,160
Foundation and endowment	152	143	434	416
Custody and safekeeping	34	32	94	93
Brokerage and insurance services	18	11	37	45
Other	7	21	44	71

Total WM&T services income	$5,657	$5,738	$17,601	$16,839

The preceding table demonstrates that WM&T fee revenue is concentrated within investment advisory and personal trust accounts. WM&T fees are predominantly based on AUM and tailored for individual/company accounts and/or relationships with fee structures customized based on account type and other factors with larger relationships paying a lower percentage of AUM in fees. For example, recurring AUM fee structures are in place for investment management, irrevocable trusts, revocable trusts, individual IRAs and accounts holding only fixed income securities. Company retirement plan services can consist of a one-time conversion fee with recurring AUM fees to follow. While there are also fee structures for estate settlements, income received is often non-recurring in nature. Fees are agreed upon at the time the account is opened and any subsequent revisions are communicated in writing to the customer. Fees earned are not performance-based nor are they based on investment strategy or transactions.

Assets under Management by Account Type:

AUM (not included on balance sheet) increased from $3.32 billion at December 31, 2019 to $3.41 billion at September 30, 2020 as follows:

	September 30, 2020		December 31, 2019
(in thousands)	Managed	Non-managed (1)	Managed	Non-managed (1)
Investment advisory	$1,397,999	$23,731	$1,347,389	$21,759
Personal trust	593,553	100,125	617,984	96,506
Personal individual retirement	465,090	2,639	437,193	2,799
Company retirement	37,312	462,584	45,097	436,188
Foundation and endowment	248,568	2,216	231,704	1,343

Total accounts	$2,742,522	$591,295	$2,679,367	$558,595
Custody and safekeeping	—	79,775	—	81,850

	$2,742,522	$671,070	$2,679,367	$640,445
Total managed and non-managed assets	$3,413,592		$3,319,812

(1) Non-managed assets represent those for which WM&T does not hold investment discretion.

As of September 30, 2020 and December 31, 2019, approximately 80% and 81%, respectively, of AUM were actively managed. Company retirement plan accounts primarily consist of participant-directed assets and the amount of custody and safekeeping accounts are insignificant.

Managed Trust Assets under Management by Class of Investment:

Managed Trust Assets by Class of Investment
(in thousands)	September 30, 2020	December 31, 2019

Interest bearing deposits	$154,585	$145,710
US Treasury and government agency obligations	35,225	46,950
State, county and municipal obligations	125,148	136,575
Money market mutual funds	4,228	7,511
Equity mutual funds	655,930	654,569
Other mutual funds - fixed, balanced, and municipal	404,643	339,296
Other notes and bonds	171,662	182,940
Common and preferred stocks	1,064,962	1,037,695
Real estate mortgages	192	332
Real estate	52,787	51,059
Other miscellaneous assets (1)	73,160	76,730

Total managed assets	$2,742,522	$2,679,367

(1) Includes client directed instruments including rights, warrants, annuities, insurance policies, unit investment trusts, and oil and gas rights.

Managed assets are invested in instruments for which market values can be readily determined, the majority of which are sensitive to market fluctuations and consist of approximately 63% in equities and 37% in fixed income securities as of September 30, 2020. This composition is relatively consistent from period to period and WM&T has no proprietary mutual funds.

Additional Sources of Non-interest income:

Deposit service charges, which consist of non-sufficient funds charges and to a lesser extent, other activity based charges, decreased $358,000, or 26%, and $712,000 or 19%, for the three and nine month periods ended September 30, 2020, as compared with the same periods of 2019, respectively. Deposit service charge income is heavily driven by customer behavior and transaction volume, which can fluctuate from period to period. Consistent with the industry, Bancorp had experienced a steady decline in fees earned on overdrawn checking accounts over the last several years, a trend that was significantly exacerbated by the pandemic with significant declines in transaction volume and paper check presentments beginning in April 2020. Stimulus checks, extensions of tax payment due dates, more lucrative unemployment compensation, diminished pandemic spend and PPP funding have all impacted consumer behavior in 2020. While Bancorp experienced a notable increase in deposit service charge income in the third quarter of this year compared to the second quarter, Management is not able to predict when, this revenue stream will return to pre-pandemic levels.

Debit and credit card income consists of interchange income, ancillary fees and incentives received from card processors. Debit and credit card revenue increased $116,000, or 6%, and $247,000, or 4%, for the three and nine month periods ended September 30, 2020, as compared with the same periods of 2019, respectively. Overall growth in the customer base over the past 12 months drove increases for both the three and nine month periods. Further, Bancorp saw significant improvement in transaction volume for the third quarter of 2020, as compared to the second quarter, as statewide activity restrictions due to the pandemic in Bancorp’s markets implemented earlier this year eased and/or lifted.

Treasury management fees primarily consist of fees earned for cash management services provided to commercial customers. While the pandemic has slowed business spending/activity and international trade, this category continues to be a consistent, growing source of revenue for Bancorp and increased $104,000, or 8%, and $278,000, or 8%, for the three and nine month periods ending September 30, 2020, as compared with the same periods of 2019, respectively. Bancorp’s Treasury Management department was able to overcome the significant decline in pandemic related transaction volume with new product sales and expansion of its customer base (partially attributable to the PPP). The demand for Bancorp’s treasury products has increased during the pandemic, as these products allow customers to operate more efficiently in a decentralized environment. Bancorp anticipates this income category will continue to increase based on continued customer base growth and the expanding suite of services offered within Bancorp’s treasury management platform.

Mortgage banking income primarily includes gains on sales of mortgage loans and loan servicing income offset by MSR amortization. Bancorp’s mortgage banking department predominantly originates residential mortgage loans to be sold in the secondary market, primarily to FNMA. Interest rates on the mortgage loans sold are locked with the borrower and investor prior to closing the loans, thus Bancorp bears no interest rate risk related to loans sold. Bancorp offers conventional, VA and FHA financing for purchases and refinances, as well as programs for first-time homebuyers. Interest rates on mortgage loans directly influence the volume of business transacted by the mortgage-banking department. Mortgage banking revenue increased $1.2 million, or 149%, and $2.4 million, or 122%, for the three and nine month periods ended September 30, 2020 as compared with the same periods of 2019, respectively, as sustained low long-term rates have incentivized refinancing activity and resulted in record mortgage banking income. Including the gain on sale, Bancorp sold $191 million loans during the first nine months of 2020 compared to $67 million for the same period in 2019, respectively. The current pipeline of mortgage loans remains strong compared to prior year, however volume could slow as underlying issues with the pandemic develop and the pool of potential clients who have yet to refinance shrinks.

In September 2020, the Bank elected to retained a portion of FNMA qualified secondary market single family residential real estate loan production from the mortgage banking department on balance sheet in an effort to deploy excess liquidity in lieu of buying mortgage-backed securities. Approximately $7 million in 15/30 year fixed rate loans yielding approximately 2.65% were retained in September forgoing approximately $188,000 in mortgage banking income that would typically have been recognized. Going forward, the Bank aims to retain approximately $10 million per month of such production with a mix of 15/30 year maturities.

Net investment product sales commissions and fees are generated primarily on stock, bond and mutual fund sales, as well as wrap fees on brokerage accounts. Wrap fees represent charges for investment programs that bundle together a suite of services, such as brokerage, advisory, research and management and are based on a percentage of assets. Bancorp deploys its financial advisors primarily through its branch network via an arrangement with a third party broker-dealer, while larger managed accounts are serviced by Bancorp’s WM&T segment. Net investment product sales commissions and fees increased $31,000, or 8%, and $168,000, or 15%, for the three and nine month periods ended September 30, 2020, as compared with the same periods of 2019, respectively, as market volatility during most of the current year has led to increased trading activity.

BOLI assets represent the cash surrender value of life insurance policies on certain key employees who have provided consent for Bancorp to be the beneficiary for a portion of such policies. The related change in cash surrender value and any death benefits received under the policies are recorded as non-interest income. This income serves to offset the cost of various employee benefits. BOLI income decreased $315,000, or 65%, and $322,000, or 38%, for the three and nine month periods ending September 30, 2020, respectively, primarily as a result of a $296,000 death benefit received in the third quarter of 2019.

Other non-interest income decreased $848,000, or 79%, and $1.1 million, or 50%, for the three and nine month periods ended September 30, 2020 as compared with the same periods of 2019. The three month decrease was driven by a plethora of non-recurring activity in the third quarter of 2019 that included swap fee income of $374,000, a $212,000 gain on the sale of VISA Class B stock originally acquired in a 2013 acquisition and proceeds of $142,000 associated with life insurance policies outside of the traditional BOLI program. The decrease for the nine month period was driven by the aforementioned transactions in addition to the receipt of a $126,000 banking center relocation incentive in March of last year.

Non-interest Expenses

	Three months ended September 30,				Nine months ended September 30,
(dollars in thousands)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change

Compensation	$13,300	$12,330	$970	8%	$37,296	$36,846	$450	1%
Employee benefits	2,853	2,819	34	1	8,891	8,182	709	9
Net occupancy and equipment	2,235	2,189	46	2	6,205	6,005	200	3
Technology and communication	2,265	1,841	424	23	6,225	5,462	763	14
Debit and credit card processing	649	662	(13)	(2)	1,908	1,880	28	1
Marketing and business development	523	732	(209)	(29)	1,548	2,260	(712)	(32)
Postage, printing, and supplies	472	402	70	17	1,355	1,218	137	11
Legal and professional	544	524	20	4	1,795	2,581	(786)	(30)
FDIC insurance	435	—	435	100	894	486	408	84
Amortization of investments in tax credit partnerships	52	137	(85)	(62)	141	241	(100)	(41)
Capital and deposit based taxes	1,076	993	83	8	3,331	2,864	467	16
Credit loss expense for off-balance sheet exposures	550	—	550	100	2,400	—	2,400	100
Other	1,242	1,269	(27)	(2)	3,041	3,937	(896)	(23)
Total non-interest expenses	$26,196	$23,898	$2,298	10%	$75,030	$71,962	$3,068	4%

Total non-interest expenses increased $2.3 million, or 10%, and $3.1 million, or 4%, for the three and nine month periods ended September 30, 2020 compared to the same periods of 2019. Compensation and employee benefits comprised 61.7% and 61.6% of Bancorp’s total non-interest expenses for the three and nine month periods ended September 30, 2020, compared to 63.4% and 62.6% for the same periods of 2019, respectively.

Compensation, which includes salaries, incentives, bonuses and stock based compensation, increased $970,000, or 8%, and $450,000, or 1%, for the three and nine month periods ended September 30, 2020, as compared with the same periods of 2019, respectively. These increases were attributed to annual merit-based salary increases, higher incentive-related compensation and an increase in full time equivalent employees, which grew from 591 at the beginning of 2019 to 626 at September 30, 2020, mainly due to May 2019 acquisition. The nine month period of 2019 also included $437,000 of non-recurring severance and employee retention expenses associated with the acquisition.

Employee benefits consists of all personnel-related expense not included in compensation, with the most significant items representing health insurance, payroll taxes and employee retirement plan contributions. Employee benefits increased $34,000 or 1%, and $709,000, or 9%, for the three and nine month periods ended September 30, 2020, as compared with the same periods of 2019, respectively. The increase for both periods was attributable to higher health insurance claims activity and additional 401(k) matching contributions consistent with the overall increase in full time equivalent employees.

Net occupancy and equipment expenses primarily include depreciation, rent, property taxes, utilities and maintenance. Costs of capital asset additions flow through the statement of income over the lives of the assets in the form of depreciation expense. Net occupancy increased $46,000 or 2%, and $200,000, or 3%, for the three and nine month periods ended September 30, 2020, as compared with the same periods of 2019, respectively. While the three month increase was marginal, the nine month increase is attributed to adding three branch locations associated with the May 2019 acquisition and the opening of one additional branch location during the third quarter of 2019. Further, an additional branch was opened in the Cincinnati MSA in July 2020 and subsequent to quarter-end, another branch location was opened in Louisville.

Technology and communication expenses include computer software amortization, equipment depreciation, debit and credit card processing expenses and expenditures related to investments in technology needed to maintain and improve the quality of customer delivery channels, information security and internal resources. Technology expense increased $424,000, or 23%, and $763,000, or 14%, for the three and nine month periods ended September 30, 2020 as compared with the same periods of 2019, respectively, consistent with expanding customer-facing software and system functionality, as well as increased licensing/maintenance expense, higher mortgage loan processing expenses, treasury management customer expansion and the migration to a hosted core environment during the third quarter. Non-recurring technology expenses associated with the 2019 acquisition totaled $104,000 for the three and nine month periods of the prior year.

Bancorp outsources processing for debit and commercial credit card operations, which generate significant revenue for the Company. These expenses fluctuate consistent with transaction volumes. Debit and credit card processing expense incurred minimal fluctuation for both the three and nine month periods ending September 30, 2020 compared to the same periods of last year.

Marketing and business development expenses include all costs associated with promoting Bancorp including community support, retaining customers and acquiring new business. Marketing and business development expenses decreased $209,000, or 29%, and $712,000, or 32%, for the three and nine month periods ending September 30, 2020, as compared to the same periods of 2019, respectively. The sharp declines correspond with less physical customer interaction as a result of the pandemic, which has led to less travel and entertainment expense in addition to lower advertising expense.

Postage, printing and supplies expense increased $70,000, or 17%, and $137,000, or 11%, for the three and nine month periods ended September 30, 2020 as compared with the same period of 2019, respectively. These increases were driven by both banking center/customer expansion over the past 12 months and additional expense associated with replacing transaction-based forms throughout the Bank in preparation for the migration to a hosted core environment, which occurred in the third quarter of 2020.

Legal and professional fees increased $20,000, or 4%, and decreased $786,000, or 30%, for the three and nine month periods ended September 30, 2020 compared to the same periods of last year, respectively. The large decrease for the nine month period is attributed to one-time costs associated with the prior year acquisition, which totaled nearly $900,000 for the nine month periods ended September 30, 2019.

FDIC insurance increased $435,000 and $408,000 for the three and nine month periods ended September 30, 2020, as compared to the same periods of 2019, respectively. As a result of the national FDIC Reserve Ratio reaching 1.38% in 2019, the FDIC released credits to small institutions (less than $10 billion in total consolidated assets) last year. For this reason, Bancorp recorded no FDIC insurance expense for the third and fourth quarters of 2019, and incurred only a portion of the assessed expense in the first quarter of 2020, as these credits were depleted. FDIC insurance expense normalized in the second and third quarters of 2020. Further, in the third quarter of 2020, the outsized balance sheet attributed to the PPP led to a higher leverage ratio, ultimately resulting in increased FDIC insurance expense for the third quarter of 2020.

Tax credit partnerships generate federal income tax credits, and for each of Bancorp’s investments in tax credit partnerships, the tax benefit, net of related expenses, results in a positive effect on net income. Amounts of credits and corresponding expenses can vary widely depending upon timing and magnitude of the investments. Amortization expense associated with these investments decreased $85,000, or 62%, and $100,000, or 41%, for the three and nine month periods ending September 30, 2020, respectively.

Capital and deposit based taxes increased $83,000, or 8%, and $467,000, or 16%, for the three and nine month periods ended September 30, 2020 compared to the same periods in 2019, respectively, consistent with overall balance sheet growth.

In connection with the adoption of ASC 326, Bancorp analyzed its unused lines of credit and recorded credit loss expense for off-balance sheet credit exposures totaling $550,000 and $2.4 million during the three and nine month periods ending September 30, 2020, respectively. The increase related to changes in the mix of unused lines and underlying CECL model factors. No such expense was incurred during the first nine months of 2019.

Other non-interest expenses decreased $27,000, or 2%, and $896,000, or 23%, for the three and nine month periods ended September 30, 2020, as compared to the same periods of 2019, respectively. While the three month decrease was marginal, the nine month decrease was driven by a gain on the sale of a bank-owned property recorded as an offset to other non-interest expense in the second quarter of 2020 coupled with elevated losses recorded in 2019, including a bank robbery.

Income Tax Expense

A comparison of income tax expense and ETR follows:

	Three months ended September 30,				Nine months ended September 30,
(dollars in thousands)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change

Income before income tax expense	$16,124	$21,017	$(4,893)	(23)%	$47,322	$56,070	$(8,748)	(16)%
Income tax expense	1,591	3,783	(2,192)	(58)	6,189	6,652	(463)	(7)
Effective tax rate	9.9%	18.0%			13.1%	11.9%

Fluctuations in the ETR are primarily attributed to the following:

●	The ETR at September 30, 2020 includes the anticipated full year impact of a large historic tax credit project scheduled to be placed in service in the fourth quarter of 2020.
●

The stock based compensation component of the ETR fluctuates consistent with the level of SAR exercise activity. While higher activity was seen in the third quarter of 2020 as compared to the same period of 2019, activity for the nine months ended September 30, 2020 remains below the levels experienced through the first nine months of the prior year.

●

In March 2019, the Kentucky Legislature passed HB354 requiring financial institutions to transition from a capital based franchise tax to the Kentucky corporate income tax beginning in 2021. Historically, the franchise tax, a component of non-interest expenses, was assessed at 1.1% of net capital and has averaged $2.5 million annually over the prior two year-end periods. The Kentucky corporate income tax will be assessed at 5% of Kentucky taxable income and will be included as a component of current and deferred state income tax expense. Associated with this change, predominantly during the first quarter of 2019, Bancorp established a Kentucky state DTA related to existing temporary differences estimated to reverse after the effective date of the law change. Bancorp recorded a corresponding state tax benefit, net of federal tax impact of $1.3 million, or approximately $0.06 per diluted share for 2019. While this was positive in the short-term, Bancorp anticipates an unfavorable impact of approximately $200,000 per year beginning in 2021.

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

 Financial Condition – September 30, 2020 Compared to December 31, 2019

Overview

Total assets increased $641 million, or 17%, to $4.4 billion at September 30, 2020, from $3.7 billion at December 31, 2019. The significant 2020 balance sheet expansion was directly attributable to the second quarter PPP, which drove a $627 million increase in loans. In addition, a decline in AFS debt securities was offset by increases in cash and cash equivalents, mortgage loans held for sale, accrued interest receivable and other assets. The nine months ended September 30, 2020 included significantly higher ACL on loans resulting from the adoption of ASC 326 and provisioning through the first nine months of 2020.

Total liabilities increased $619 million, or 19%, with a $621 million increase in deposits driven by the PPP. Increases in SSUAR and other liabilities were offset by a $23 million decline in FHLB advances, due to matured advances that were not replaced.

Cash and Cash Equivalents

Cash and cash equivalents increased $41 million, or 17%, ending at $291 million at September 30, 2020, while the average balance for the nine months ended September 30, 2020 compared to the same period in 2019 increased $97 million, or 81%. Bancorp has maintained higher levels of liquidity in 2020 attributable to the PPP, growth in deposits and current economic uncertainty.

AFS Debt Securities

AFS debt securities decreased $42 million, or 9%, to $429 million at September 30, 2020 as larger, short-term investments originally purchased to meet pledging requirements matured without replacement. Partially offsetting the decrease was $12 million of market value appreciation in the AFS portfolio driven by the declining interest rate environment experienced between December 31, 2019 and September 30, 2020.

Goodwill

At September 30, 2020, Bancorp had $13 million in goodwill recorded on its balance sheet. Events that may trigger goodwill impairment include deterioration in economic conditions, increased competition, loss of key personnel, and regulatory action. More specifically, a sustained decline in stock price could be considered a triggering event. Similar to other financial institutions, the COVID-19 pandemic and related economic crisis has caused volatility to Bancorp’s stock price. Management compared the fair value of the commercial banking segment to the carrying value recorded on the balance sheet and other factors, and concluded its goodwill was not impaired based on testing performed as of September 30, 2020. Additionally, Bancorp’s stock has traded above book value for the entirety of this year.

Other Assets and Other Liabilities

Other assets increased $19 million, or 37%, to $70 million at September 30, 2020, from $51 million at December 31, 2019. Other liabilities increased $15 million, or 25%, to $76 million at September 30, 2020, from $61 million at December 31, 2019.

Market value changes on interest rate swap transactions maintained for certain loan customers played a large role in the increases for both other asset and other liabilities. Bancorp enters into these interest rate swap transactions with borrowers who desire to hedge exposure to rising interest rates, while at the same time entering into an offsetting interest rate swap, with substantially matching terms, with another approved independent counterparty. These are undesignated derivative instruments and are recognized on the balance sheet at fair value via both an asset and a related liability as Bancorp has an agreement with the borrower (the asset) and the counterparty (the liability). Because of matching terms of offsetting contracts and collateral provisions mitigating any non-performance risk, changes in fair value have an offsetting effect on the related asset and liability. For this reason, the market value changes we have seen since the end of 2019 stemming from the declining interest rate environment have resulted in increases to both the asset and liability associated with these transactions. For additional information, see the footnote titled “Derivative Financial Instruments.”

Further, other assets and other liabilities each experienced increases associated with tax credit investments as Bancorp accrued for obligations on a large investment by increasing the related asset and recording a liability for the related future contributions in the third quarter of this year. Other liabilities have also seen a substantial increase in 2020 relating to the accrual for losses on off-balance sheet credit exposures stemming from a rise in unused commitments and qualitative loss factor adjustments within the CECL model.

As of September 30, 2020, Bancorp did not have any impairment with respect to its other intangible assets (MSRs and CDIs) or other long-lived assets. It is possible that the lingering effects of COVID-19 could cause the occurrence of what management would deem to be a triggering event that could cause Bancorp to perform an intangible asset impairment test and result in an impairment charge being recorded.

Loans

Composition of loans, net of deferred fees and costs, by primary loan portfolio class follows:

(In thousands)	September 30, 2020	December 31, 2019	$ Change	% Change

Commercial real estate - non-owner occupied	$828,328	$746,283	$82,045	11%
Commercial real estate - owner occupied	492,825	474,329	18,496	4%
Total commercial real estate	1,321,153	1,220,612	100,541	8%

Commercial and industrial - term	494,394	457,298	37,096	8%
Commercial and industrial - term - PPP	642,056	-	642,056	100%
Commercial and industrial - lines of credit	237,456	381,502	(144,046)	-38%
Total commercial and industrial	1,373,906	838,800	535,106	64%

Residential real estate - owner occupied	211,984	217,606	(5,622)	-3%
Residential real estate - non-owner occupied	143,149	134,995	8,154	6%
Total residential real estate	355,133	352,601	2,532	1%

Construction and land development	257,875	255,816	2,059	1%
Home equity lines of credit	97,150	103,854	(6,704)	-6%
Consumer	44,161	47,467	(3,306)	-7%
Leases	13,981	16,003	(2,022)	-13%
Credits cards - commercial	9,122	9,863	(741)	-8%
Total loans (1)	$3,472,481	$2,845,016	$627,465	22%

(1) Total loans are presented inclusive of premiums, discounts, and net loan origination fees and costs

Total loans increased $627 million, or 22%, primarily attributable to the PPP loan portfolio. Total loans (excluding PPP loans) contracted $15 million during the first nine months of 2020, as a $101 million increase in CRE loans was offset by a $107 million decline in C&I loans. The C&I decline was predominantly attributed to customers who received PPP funds paying down existing borrowings. Line of credit usage has declined significantly since the end of the first quarter, falling to 37% at September 30, 2020 compared to 47% at December 31, 2019.

As of September 30, 2020, PPP loans of $642 million ($657 million gross of unamortized deferred fees and costs), were outstanding. PPP borrowers are eligible for forgiveness from the SBA for the portion of funding received utilized for job retention and certain other expenses, such as payroll costs, mortgage interest, rent and utilities during the 24-week period beginning with the date of the loan. With a significant portion of these loans potentially eligible for full forgiveness, there is high likelihood of early pay off prior to maturity (predominantly 24 months). The Bank has nearly $15 million in net unrecognized fees related to the PPP that would be recognized in income immediately once the loans are paid off or forgiven by the SBA. The timing of such forgiveness could have a major impact on fourth quarter 2020 and early 2021 operating results.

The PPP expired on August 8, 2020 and as of October 31, 2020, the Bank has submitted 71 forgiveness applications to the SBA totaling $52 million and has received payment from the SBA for five borrowers. The SBA has 90 days to review and decision applications for forgiveness. On October 8, 2020, the SBA announced it would streamline loan forgiveness for loans of $50,000 or less with one or more employee other than the owner (representing approximately 48% of the PPP loans Bancorp originated).

In accordance with Section 4013 of the CARES Act and in response to requests from borrowers who experienced business or personal cash flow interruptions related to the pandemic, Bancorp extended payment deferrals for those affected borrowers. Depending on the demonstrated need of the customer, Bancorp deferred either the full loan payment or the principal-only portion of respective loan payments for 90 or 180 days for some borrowers directly impacted by the pandemic. Through September 30, 2020, Bancorp executed 1,100 of full payment deferrals (predominantly 90 days). As of September 30, 2020 outstanding full payment loan deferrals totaled $120 million - representing 4% of the loan portfolio (excluding PPP loans). Pursuant to the CARES Act, these loan deferrals were not classified as TDRs and not included in non-performing loan statistics. While the modifications themselves did not trigger a loan risk rating downgrade beyond the “pass” rating, if the impact of COVID-19 continues and borrower’s operations do not improve or if other negative events occur, such modified loans could transition to potential problem loans or into problem loans. During the third quarter, a significant portion of the deferred loan portfolio returned to full paying status. As of October 31, 2020, outstanding full payment loan deferrals totaled $65 million, representing 2% of outstanding loans (excluding PPP loans).

Management continues to analyze the evolving economic conditions in its markets while closely monitoring credit metrics, particularly related to the following segments comprising deferrals in the Bank’s loan portfolio:

(dollars in millions)	9/30/2020	10/31/2020

Lodging / Hotels	$30	$18
Residential real estate secured	18	8
Real estate/land development	12	11
Retail centers	12	1
Parking lot/parking garage/storage	11	9
Tradeshows/events	10	9
Other	27	9
Total Deferrals	$120	$65

Bancorp anticipates that a portion of the Bank’s borrowers in the above industry segments will continue to endure economic challenges, as long as the current COVID-19 related economic conditions persist. Among other things, this could cause them to draw on their existing lines of credit and/or affect their ability to repay existing indebtedness. These developments are also expected to partially impact the CRE portfolio, particularly with respect to real estate with exposure to these industries, and the value of certain collateral.

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

Bancorp occasionally enters into loan participation agreements with other banks to diversify credit risk. For certain participation loans sold, Bancorp has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their ownership share of the loan without permission from Bancorp. GAAP requires the participated portion of these loans to be recorded as secured borrowings. These participated loans are included in the C&I and CRE loan portfolio segments with a corresponding liability recorded in other liabilities. At September 30, 2020 and December 31, 2019, the total participated portion of loans of this nature totaled $7 million and $8 million, respectively.

Non-performing Loans and Non-performing Assets

Information summarizing non-performing loans and assets follows:

(dollars in thousands)	September 30, 2020	December 31, 2019

Non-accrual loans	$12,358	$11,494
Troubled debt restructurings	18	34
Loans past due 90 days or more and still accruing	1,152	535

Total non-performing loans	13,528	12,063

Other real estate owned	612	493

Total non-performing assets	$14,140	$12,556

Non-performing loans to total loans	0.39%	0.42%
Non-performing assets to total assets	0.32%	0.34%

Non-performing loans to total loans were 0.39% at September 30, 2020 compared to 0.42% at December 31, 2019. Non-performing loans to total loans (excluding PPP loans) were 0.48% at September 30, 2020.

In total, non-performing assets as of September 30, 2020 were comprised of 32 loans, ranging in individual amounts from $300 to $10 million, one accruing TDR loan and foreclosed real estate held for sale. Foreclosed real estate held at September 30, 2020 included two residential real estate properties and a CRE property.

Non-performing loans increased $1.5 million to $14 million at September 30, 2020 compared to December 31, 2019. During the first quarter of 2020 a large non-accrual C&I relationship totaling $8 million paid off due to sale of the business. During the second quarter of 2020, a large CRE relationship was placed on non-accrual status and allocated a $2 million specific reserve within the ACL on loans. The borrower did not receive PPP funds, the loan was current at the time of non-accrual classification and each subsequent quarter end, and no payments related to the loan have been deferred. Other activity in non-performing loans for the first nine months of 2020 consisted of additions and removals of smaller credits to and from non-performing loan status.

The following table presents the recorded investment in non-accrual loans by portfolio:

(in thousands)	September 30, 2020	December 31, 2019

Commercial real estate - non-owner occupied	$10,219	$740
Commercial real estate - owner occupied	1,493	2,278
Total commercial real estate	11,712	3,018

Commercial and industrial - term	9	2,520
Commercial and industrial - lines of credit	88	5,682
Total commercial and industrial	97	8,202

Residential real estate - owner occupied	442	211
Residential real estate - non-owner occupied	102	63
Total residential real estate	544	274

Construction and land development	—	—
Home equity lines of credit	—	—
Consumer	5	—
Leases	—	—
Credit cards - commercial	—	—
Total non-accrual loans	$12,358	$11,494

The following table presents the amortized cost basis of non-performing loans and the amortized cost basis of loans on non-accrual status for which there were no related ACL losses:

(in thousands)	September 30, 2020	December 31, 2019

Commercial real estate - non-owner occupied	$127	$740
Commercial real estate - owner occupied	1,493	2,278
Total commercial real estate	1,620	3,018

Commercial and industrial - term	9	1
Commercial and industrial - lines of credit	88	173
Total commercial and industrial	97	174

Residential real estate - owner occupied	442	211
Residential real estate - non-owner occupied	102	63
Total residential real estate	544	274

Construction and land development	—	—
Home equity lines of credit	—	—
Consumer	5	—
Leases	—	—
Credit cards - commercial	—	—
Total	$2,266	$3,466

Delinquent Loans

Delinquent loans (consisting of all loans 30 days or more past due) totaled $6 million at September 30, 2020 compared to $15 million at December 31, 2019. Delinquent loans total loans were 0.17% and 0.53% at September 30, 2020 and December 31, 2019. Delinquent loans to total loans (excluding PPP loans) were 0.21% at September 30, 2020.

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

The following table sets forth the ACL by category of loan:

	September 30, 2020			December 31, 2019
(in thousands)	Allocated Allowance	% of Loan Portfolio (1)	ACL to Total Loans (1)	Allocated Allowance	% of Loan Portfolio	ACL to Total Loans

Commercial real estate - non-owner occupied	$18,140	29%	2.19%	$5,235	25%	0.70%
Commercial real estate - owner occupied	7,029	17%	1.43%	3,327	17%	0.70%
Total commercial real estate	25,169	46%	1.91%	8,562	42%	0.70%

Commercial and industrial - term (1)	8,944	18%	1.81%	6,782	16%	1.48%
Commercial and industrial - lines of credit	3,421	8%	1.44%	5,657	13%	1.48%
Total commercial and industrial	12,365	26%	1.69%	12,439	29%	1.48%

Residential real estate - owner occupied	3,264	7%	1.54%	1,527	8%	0.70%
Residential real estate - non-owner occupied	2,010	5%	1.40%	947	5%	0.70%
Total residential real estate	5,274	12%	1.49%	2,474	13%	0.70%

Construction and land development	6,028	9%	2.34%	2,105	9%	0.82%
Home equity lines of credit	938	3%	0.97%	728	4%	0.70%
Consumer	336	2%	0.76%	100	2%	0.21%
Leases	257	1%	1.84%	237	1%	1.48%
Credit cards - commercial	134	1%	1.47%	146	0%	1.48%
Total	$50,501	100%	1.78%	$26,791	100%	0.94%

(1)	Excludes the PPP loan portfolio at September 30, 2020, which was not reserved for based on the 100% SBA guarantee.

Upon adoption of ASC 326 on January 1, 2020, Bancorp recorded an increase of $8.2 million to the ACL on loans and a corresponding decrease to retained earnings, net of the DTA impact. In addition, non-accretable yield marks of $1.6 million related to formerly classified PCI loans were reclassed between the amortized cost basis of loans and corresponding ACL. The adjustment upon adoption of ASC 326 raised the ACL on loans balance to $37 million on January 1, 2020. In addition to the CECL adoption, the ACL for the first three quarters of 2020 was significantly impacted by national unemployment forecast adjustments within the CECL model, changes in the loan mix and the addition of a large specific reserve during the second quarter of 2020. During the third quarter of 2020, the aforementioned $1.6 million included in the ACL as specific reserves were charged-off with no resulting impact to provision expense.

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

Subsequent to January 1, 2020, based on the economic crisis caused by COVID-19 and measures taken to protect public health such as stay-at-home orders and mandatory closures of businesses, economic activity halted significantly and job losses surged. As such, national unemployment has fluctuated widely as follows:

	Sep 20	Aug 20	Jul 20	Jun 20	May 20	Apr 20	Mar 20	Feb 20	Jan 20	Dec 19
National Unemployment Rate	7.90%	8.40%	10.20%	11.10%	13.30%	14.70%	4.40%	3.50%	3.60%	3.50%

As of March 31, 2020, based on the evolving pandemic, Bancorp elected to forecast for only one quarter of national unemployment (versus the four quarters used as of January 1, 2020) and modified its forecast to reflect a significant increase in unemployment (utilizing the highest unemployment rate in Bancorp’s observed history) reverting back to Bancorp’s long-term average in the third quarter of 2020, with the loss driver remaining significantly worse compared to recent trends. The impact of the increased national unemployment forecast was muted by an adjustment in qualitative factors attributed to the massive federal stimulus programs enacted at the end of the first quarter in response to the pandemic. The forecasted increase in national unemployment coupled with the qualitative factor adjustments resulted in approximately $4.2 million of the total $5.5 million provision expense recorded for the three months ended March 31, 2020.

During the second quarter, for the first time during 2020, the FRB released a forecasted Seasonally Adjusted National Civilian Unemployment Rate for the years ended December 31, 2020, 2021 and 2022. Based on this and the continuation of the economic crisis, as of June 30, 2020, Bancorp elected to forecast for four quarters of national unemployment utilizing actual June unemployment then stepping down to the FRB median forecast before reverting back to Bancorp’s long-term average in the fourth quarter of 2020. Similar to the first quarter of 2020, the impact of the increased unemployment forecast was muted by an adjustment in qualitative factors attributed to the massive federal stimulus programs that have been enacted. The forecasted increase in unemployment coupled with the qualitative factor adjustments resulted in approximately $4.6 million of the total $5.5 million provision expense recorded for the three months ended June 30, 2020.

During the third quarter, the FRB released its forecasted Seasonally Adjusted National Civilian Unemployment Rate for the 12 months ended December 31, 2020, 2021, 2022 and 2023 as follows:

	2020	2021	2022	2023

Upper end of range	8.0%	8.0%	7.5%	6.0%
Median	7.6%	5.5%	4.6%	4.0%
Lower end of range	6.5%	4.0%	3.5%	3.5%

As of September 30, 2020, Bancorp elected to forecast for one quarter of national unemployment utilizing the FRB’s 2020 median unemployment forecast released in September then stepping down to the FRB’s 2021 median unemployment forecast over the next three quarters before reverting back to Bancorp’s long-term average. In addition, Bancorp predominantly reversed the qualitative factor adjustment established in the first and second quarters of 2020 attributed to the massive federal stimulus. The forecasted changes in unemployment, coupled with the qualitative factor adjustments resulted in approximately $4.4 million, of the total third quarter provision expense for the three months ended September.

Outstanding loans (excluding PPP loans) increased $92 million during the first three months of 2020 and contracted $103 million during the second quarter of 2020, as outstanding C&I lines of credit were reduced by $94 million. The overall net change in the loan mix contributed to $1.3 million of additional provision expense for the three months ended March 31, 2020. During the second quarter of 2020, loan contraction (mainly C&I lines of credit) led to a $1.0 million reduction in the required ACL on loans. In the third quarter, loan growth was essentially flat, as an increase the in CRE portfolio was offset by further contraction in the C&I portfolio, resulting in $133,000 of additional provision expense. In addition, the third quarter change in specific reserves offset net charge-offs by $116,000.

The pandemic has had a material impact on Bancorp’s ACL on loans calculations for 2020. While Bancorp has not yet experienced any credit quality issues resulting in charge-offs related to the pandemic, the ACL calculation for loans and resulting provision were significantly impacted by changes in forecasted economic conditions. Should the forecast for economic conditions worsen, Bancorp could experience further increases in its required ACL and record additional provision expense. While the execution of payment deferrals under the CARES ACT has assisted the ratio of past due loans to total loans, it is possible that asset quality could worsen at future measurement periods if the effects of the pandemic are prolonged.

In connection with the adoption of ASC 326, Bancorp analyzed its unused lines of credit and recorded credit loss expense for off-balance sheet credit exposures (non-interest expense) totaling $375,000 and $1.5 million during the first and second quarters of 2020. The second quarter increase directly correlates to the increased availability due to C&I line of credit pay downs. Further declines in line of credit utilization resulted in an additional $550,000 of such expense in the third quarter. At September 30, 2020, approximately $6 million was accrued within other liabilities related to off-balance sheet credit exposures.

During the second quarter of 2020, a large CRE relationship was placed on non-accrual status and received a $2 million specific reserve allocation within the ACL on loans. The borrower did not receive PPP funds, the loan was current at the time of non-accrual classification and each subsequent quarter end, and no payments related to the loan have been deferred.

Deposits

(in thousands)	September 30, 2020	December 31, 2019	$ Change	% Change

Non-interest bearing demand deposits	$1,180,001	$810,475	$369,526	46%

Interest bearing deposits:
Interest bearing demand	1,158,552	979,595	178,957	18%
Savings	200,602	169,622	30,980	18%
Money market	817,686	742,029	75,657	10%

Time deposits of $250 thousand or more	73,758	81,412	(7,654)	-9%
Other time deposits(1)	323,919	350,805	(26,886)	-8%
Total time deposits	397,677	432,217	(34,540)	-8%

Total interest bearing deposits	2,574,517	2,323,463	251,054	11%

Total deposits	$3,754,518	$3,133,938	$620,580	20%

(1)     Includes $25 million and $30 million in brokered deposits as of September 30, 2020 and December 31, 2019, respectively.

Total deposits increased $621 million, or 20%, from December 31, 2019 to September 30, 2020 with non-interest bearing deposits representing $370 million of the increase. Both ending and average deposit balances finished at record levels as of September 30, 2020, largely as a result of the second quarter PPP, as well as customers holding higher levels of liquidity in general due to economic uncertainty. Commercial customers who were awarded PPP funding have generally utilized the funding held on deposit at the Bank to strengthen their balance sheets. Bancorp relied on deposit growth in addition to excess cash on hand to fund PPP loans with no reliance placed on external funding sources. In addition, some maturing certificates of deposit are not being renewed in the current low interest rate environment.

Securities Sold Under Agreements to Repurchase

SSUARs are collateralized by securities and are treated as financings; accordingly, the securities involved with the agreements are recorded as assets and are held by a safekeeping agent and the obligations to repurchase the securities are reflected as liabilities. All securities underlying the agreements are under the Bank’s control.

SSUARs totaled $40 million and $32 million at September 30, 2020 and December 31, 2019, respectively.  The majority of SSUARs are indexed to immediately repricing indices such as the FFTR. The increase in SSUAR is attributed to the trend of customers maintaining higher balances in general during the first nine months of 2020, presumably a result of current economic uncertainty.

FHLB Advances

In connection with the May 2019 acquisition, Bancorp assumed $43 million FHLB term advances and chose to retain them on balance sheet based upon the then-favorable rate and terms in the overall execution of Bancorp’s asset liability management strategy. Over the past several months, these advances have not been replaced as they have matured. In addition, during the second quarter of 2020, Bancorp elected to pay down $10 million of advances without penalty based on the favorable interest rate environment experienced at the time.

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

As of September 30 2020, Bancorp had not experienced any significant funding issues related to the PPP or the pandemic in general. A significant portion of the funds borrowed have remained in the form of commercial deposits and have generally been slow to outflow, as customers have utilized the funds to strengthen their balance sheets similar to the Great Recession. In addition, federal stimulus checks and more lucrative unemployment benefits have also contributed to higher than normal deposit balances. If a liquidity issue arose, Bancorp would utilize overnight funds from the FHLB (the lowest costing source), in which Bancorp has available credit of $846 million as of September 30, 2020.

Bancorp’s most liquid assets are comprised of cash and due from banks, FFS and AFS debt securities. FFS and interest bearing deposits totaled $241 million and $203 million at September 30, 2020 and December 31, 2019, respectively. FFS normally have overnight maturities while interest-bearing deposits in banks are accessible on demand. These investments are used for general daily liquidity purposes. The fair value of the AFS debt security portfolio was $429 million and $471 million at September 30, 2020 and December 31, 2019, respectively. The portfolio includes maturities of $2.5 million and cash flows on amortizing AFS debt securities of approximately $92 million (based on assumed pre-payment speeds as of September 30, 2020) expected over the next 12 months. Combined with FFS and interest bearing deposits from banks, AFS debt securities offer substantial resources to meet either loan growth or reductions in Bancorp’s deposit funding base. Bancorp pledges portions of its investment securities portfolio to secure public funds, cash balances of certain WM&T accounts and SSUAR. At September 30, 2020, total investment securities pledged for these purposes comprised 86% of the AFS debt securities portfolio, leaving approximately $60 million of unpledged AFS debt securities.

Bancorp has a large base of core customer deposits, defined as time deposits less than or equal to $250,000, demand, savings, money market deposit accounts and excludes brokered deposits. At September 30, 2020, such deposits totaled $3.7 billion and represented 98% of Bancorp’s total deposits, as compared with $3.0 billion, or 96% of total deposits at December 31, 2019. Because these core deposits are less volatile and are often tied to other products of Bancorp through long lasting relationships, they do not place undue pressure on liquidity. However, many of Bancorp’s individual depositors are currently maintaining historically high balances. These excess balances may be more sensitive to market rates, with potential decreases possibly straining Bancorp’s liquidity position.

As of September 30, 2020 and December 31, 2019, Bancorp held brokered deposits totaling $25 million and $30 million, respectively. These deposits are scheduled to mature over the first three quarters of 2021.

Included in total deposit balances at September 30, 2020 is $217 million of public funds generally comprised of accounts from local government agencies and public school districts in the markets in which Bancorp operates. Bancorp consider these to be long-term relationships.

Bancorp is a member of the FHLB of Cincinnati. As a member of the FHLB, Bancorp has access to credit products of the FHLB. Bancorp views these borrowings as a potential low cost alternative to brokered deposits. At September 30, 2020 and December 31, 2019, available credit from the FHLB totaled $846 million and $599 million, respectively. The increase in available credit over the first nine months of 2020 is due to pledging a portion of the PPP portfolio, which increased our collateral-based borrowing capacity. See the footnote titled “FHLB Advances” for additional detail.  Additionally, Bancorp had unsecured available FFP lines with correspondent banks totaling $80 million at September 30, 2020 and $105 million December 31, 2019. The decrease is the result of closing of an inactive correspondent relationship during the second quarter.

During the normal course of business, Bancorp enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through Bancorp’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of Bancorp’s liquidity.

Bancorp’s principal source of cash revenue is dividends paid to it as the sole shareholder of the Bank. As discussed in the footnote titled “Commitments and Contingent Liabilities,” as of January 1st of any year, the Bank may pay dividends in an amount equal to the Bank’s net income of the prior two years less any dividends paid for the same two years. At September 30, 2020, the Bank may pay an amount equal to $62 million in dividends to Bancorp without regulatory approval subject to ongoing capital requirements of the Bank.

Sources and Uses of Cash

Cash flow is provided primarily through financing activities of Bancorp, which include raising deposits and borrowing funds from institutional sources such as advances from FHLB and FFP, as well as scheduled loan repayments and cash flows from AFS debt securities. These funds are primarily used to facilitate investment activities of Bancorp, which include making loans and purchasing securities for the investment portfolio. Another important source of cash is net income of the Bank from operating activities.  For further detail regarding the sources and uses of cash, see the “Consolidated Statements of Cash Flows” in Bancorp’s consolidated financial statements.

Commitments

In the normal course of business, Bancorp is party to activities that contain credit, market and operational risk that are not reflected in whole or in part in Bancorp’s consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments, commitments under operating leases and long-term debt.

Bancorp provides customers with off-balance sheet credit support through loan commitments and standby letters of credit. Unused loan commitments increased $266 million as of September 30, 2020 compared to December 31, 2019 consistent with the pay down activity seen for C&I lines of credit, significantly lower line utilization rates and an improving loan pipeline. The C&I line utilization rate fell from 43% at December 31, 2019 to 26% at September 30, 2020.

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

At September 30, 2020 and December 31, 2019, Bancorp had accrued $6.3 million and $350,000, respectively, in other liabilities for its estimate of inherent risks related to unfunded credit commitments. In accordance with the adoption of ASC 326 on January 1, 2020, Bancorp’s ACL on off-balance sheet credit exposures was increased from $350,000 at December 31, 2019 to $3.9 million ($2.6 million net of the DTA) with the offset recorded to retained earnings on a tax-effected basis, with no impact on earnings. Also, based on periodic analysis of its unused lines of credit, Bancorp recorded $2.4 million in additional off-balance sheet credit exposure expense for the nine months ended September 30, 2020. The increase is related to underlying CECL model factors and a significant decline in line of credit usage related to the pandemic.

Standby letters of credit are conditional commitments issued by Bancorp to guarantee the performance of a customer to a third party beneficiary. Those guarantees are primarily issued to support commercial transactions. Standby letters of credit generally have maturities of one to two years.

In addition to owned banking facilities, Bancorp has entered into long-term leasing arrangements for certain branch facilities. Bancorp also has required future payments for a non-qualified defined benefit retirement plan, FHLB advances and the maturity of time deposits.

See the footnote titled “Commitments and Contingent Liabilities” for additional detail.

Capital

At September 30, 2020, stockholders’ equity totaled $429 million, an increase of $22 million, or 5%, since December 31, 2019, as 2020 net income of $41.1 million and the positive change in AOCI were offset by CECL related adjustments and dividends declared. AOCI consists of net unrealized gains or losses on AFS debt securities and hedging instruments, as well as a minimum pension liability, each net of income taxes. AOCI was $9 million at September 30, 2020 compared with $677,000 at December 31, 2019 with the fluctuation stemming from the changing interest rate environment and corresponding valuation of the AFS debt securities portfolio. See the “Consolidated Statement of Changes in Stockholders’ Equity” for further detail of changes in equity.

In May 2019, Bancorp’s Board of Directors approved a share repurchase program authorizing the repurchase of up to 1 million shares, or approximately 4% of Bancorp’s total common shares outstanding at the time. The plan, which will expire in May 2021 unless otherwise extended or completed at an earlier date, does not obligate Bancorp to repurchase any specific dollar amount or number of shares prior to the plan’s expiration. During 2019, Bancorp repurchased 259,000 shares at a weighted average price per share of $35.46. In addition to a $28 million dividend to Bancorp during the second quarter of 2019 to consummate the 2019 acquisition, the Bank paid up an $18.5 million dividend during the third quarter of 2019 to support the share repurchase program. Based on recent economic developments and the increased importance of capital preservation, no shares have been repurchased in 2020 and Management does not intend to resume repurchasing in the near-term. Approximately 741,000 shares remain eligible for repurchase under the current repurchase plan.

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

The following table sets forth consolidated Bancorp’s and the Bank’s risk based capital ratios:

	September 30,	December 31,
	2020	2019

Total risk-based capital(1)
Consolidated	13.79%	12.85%
Bank	13.40	12.20

Common equity tier 1 risk-based capital(1)
Consolidated	12.61	12.02
Bank	12.21	11.37

Tier 1 risk-based capital(1)
Consolidated	12.61	12.02
Bank	12.21	11.37

Leverage(2)
Consolidated	9.70	10.60
Bank	9.38	10.67

(1)     Under banking agencies’ risk-based capital guidelines, assets and credit-equivalent amounts of derivatives and off-balance sheet credit exposures are assigned to broad risk categories. The aggregate dollar amount in each risk category is multiplied by the associated risk weight of the category. Weighted values are added together, resulting in Bancorp's total risk-weighted assets. These ratios are computed in relation to average assets.

(2)     Ratio is computed in relation to average assets.

As noted in the table above, Bancorp and the Bank experienced a decline in leverage ratio from December 31, 2019 to September 30, 2020. The leverage ratio, which consists of tier-1 capital divided by adjusted quarterly average assets, was negatively impacted due to the outsized balance sheet growth attributed to PPP participation. This will normalize over time, as PPP loans pay-off early or ultimately mature.

Banking regulators have categorized the Bank as well-capitalized. The regulations in accordance with Basel III define “well capitalized” as a 6.5% Common Equity Tier 1 Risk-Based Capital ratio, an 8.0% Tier 1 Risk-Based Capital ratio, a 10.0% Total Risk-Based Capital ratio and a 5.0% Tier 1 Leverage ratio.

Additionally, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, Bancorp and Bank must hold a capital conservation buffer composed of Common Equity Tier 1 Risk-Based Capital above minimum risk-based capital requirements. The capital conservation buffer set forth by the Basel III regulatory capital framework was 2.5% of risk-weighted assets above the minimum risk based capital ratio requirements at September 30, 2020 and December 31, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the full amount of the buffer will result in restrictions on Bancorp’s ability to make capital distributions, including dividend payments and stock repurchases, and to pay discretionary bonuses to executive officers. At September 30, 2020 and December 31, 2019, Bancorp’s and SYB’s risk based capital exceeded the required capital conservation buffer.

Bancorp continues to exceed the regulatory requirements for Total Risk Based Capital, Common Equity Tier I Risk Based Capital, Tier I Risk Based Capital and Tier I Leverage. Bancorp and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB and the FDIC, in addition to the Capital Conservation Buffer. There are no conditions or events since September 30, 2020 that management believes have changed Bancorp’s well-capitalized status.

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

(in thousands, except per share data)	September 30, 2020	December 31, 2019

Total stockholders' equity - GAAP (a)	$428,598	$406,297
Less: Goodwill	(12,513)	(12,513)
Less: Core deposit intangible	(2,042)	(2,285)
Tangible common equity - Non-GAAP (c)	$414,043	$391,499

Total assets - GAAP (b)	$4,365,129	$3,724,197
Less: Goodwill	(12,513)	(12,513)
Less: Core deposit intangible	(2,042)	(2,285)
Tangible assets - Non-GAAP (d)	$4,350,574	$3,709,399

Total stockholders' equity to total assets - GAAP (a/b)	9.82%	10.91%
Tangible common equity to tangible assets - Non-GAAP (c/d)	9.52%	10.55%

Total shares outstanding (e)	22,692	22,604

Book value per share - GAAP (a/e)	$18.89	$17.97
Tangible common equity per share - Non-GAAP (c/e)	18.25	17.32

ACL to total non-PPP loans represents the ACL, divided by total loans less PPP loans. Non-performing loans to total non-PPP loans represents non-performing loans, divided by total loans less PPP loans. Delinquent loans to total non-PPP loans represents delinquent loans (consisting of all loans 30 days or more past due), divided by total loans less PPP loans. Bancorp believes these non-GAAP ratios are important because they provide comparable ratios after eliminating PPP loans, which are fully guaranteed by the U.S. SBA and have not been allocated for within the ACL.

(in thousands, except per share data)	September 30, 2020	December 31, 2019

Total loans - GAAP (a)	$3,472,481	$2,845,016
Less: PPP loans	(642,056)	-
Total non-PPP loans - Non-GAAP (b)	$2,830,425	$2,845,016

Allowance for credit losses (c)	$50,501	$26,791
Non-performing loans (d)	13,528	12,063
Delinquent loans (e )	6,013	3,665

Allowance for credit losses to total loans - GAAP (c/a)	1.45%	0.94%
Allowance for credit losses to total loans - Non-GAAP (c/b)	1.78%	0.94%

Non-performing loans to total loans - GAAP (d/a)	0.39%	0.42%
Non-performing loans to total loans - Non-GAAP (d/b)	0.48%	0.42%

Delinquent loans to total loans - GAAP (e/a)	0.17%	0.13%
Delinquent loans to total loans - Non-GAAP (e/b)	0.21%	0.13%

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2020	2019	2020	2019

Total non-interest expenses - GAAP (a)	$26,196	$23,898	$75,030	$71,962
Less: Amortization of investments in tax credit partnerships	(52)	(137)	(141)	(241)
Total non-interest expenses - Non-GAAP (c )	$26,144	$23,761	$74,889	$71,721

Total net interest income, fully tax equivalent	$33,768	$32,167	$99,834	$92,763
Total non-interest income	13,043	13,209	38,201	36,441
Less: Gain/loss on sale of securities	—	—	—	—
Total revenue - GAAP (b)	$46,811	$45,376	$138,035	$129,204

Efficiency ratio - GAAP (a/b)	55.96%	52.67%	54.36%	55.70%
Efficiency ratio - Non-GAAP (c/b)	55.85%	52.36%	54.25%	55.51%

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows information relating to the repurchase of shares of common stock by Bancorp during the three months ended September 30, 2020.

	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Average price paid per share	Maximum number of shares that may yet be purchased under the plans or programs

July 1 - July 31	13,589	$40.31	13,589	$40.30
August 1 - August 31	8,412	43.11	8,412	43.11
September 1 - September 30	—	—	—	—
Total	22,001	$41.38	22,001	$—	741,196

(1)	Activity includes 22,001 shares of stock withheld to pay taxes due upon exercise of SARs and vesting of RSUs and PSUs.

Effective May 22, 2019, Bancorp’s Board of Directors approved a share repurchase program authorizing the repurchase of 1 million shares, or approximately 4% of Bancorp’s total common shares outstanding at the time. Stock repurchases are expected to be made from time to time on the open market or in privately negotiated transactions, subject to applicable securities laws. The plan, which will expire in May 2021 unless otherwise extended or completed at an earlier date, does not obligate the Company to repurchase any specific dollar amount or number of shares prior to the plan’s expiration. Based on recent economic developments and the increased importance of capital preservation, no shares were repurchased in 2020. As of September 30, 2020, Bancorp had 741,196 shares that could be repurchased under its current share repurchase program.

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

101

The following materials from Stock Yards Bancorp Inc.’s Form 10-Q Report for the quarterly period ended September 30, 2020 formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104	The cover page from Stock Yards Bancorp Inc.’s Form 10-Q Report for the quarterly period ended September 30, 2020 formatted in inline XBRL and contained in Exhibit 101.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STOCK YARDS BANCORP, INC. (Registrant)

Date: November 6, 2020	By:	/s/ James A. Hillebrand James A. Hillebrand CEO (Principal Executive Officer)

Date: November 6, 2020		/s/ T. Clay Stinnett T. Clay Stinnett, EVP, Treasurer and CFO (Principal Financial Officer)