Form 10-K
period 2020-12-31
Stock Yards Bancorp, Inc.
filed 2021-02-26
CIK 835324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which common equity was last sold as of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) was $843,989,272.

The number of shares of the registrant’s Common Stock, no par value, outstanding as of February 19, 2021, was 22,732,976.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2021 are incorporated by reference into Part III of this Form 10-K.

GLOSSARY OF ABBREVIATIONS AND ACRONYMS

The acronyms and abbreviations identified in alphabetical order below are used throughout this Annual Report on Form 10-K:

Acronym or Term	Definition	Acronym or Term	Definition	Acronym or Term	Definition
ACH	Automatic Clearing House	ETR	Effective Tax Rate	NPV	Net Present Value
AFS	Available for Sale	EVP	Executive Vice President	Net Interest Spread	Net Interest Spread (FTE)
APIC	Additional paid-in capital	FASB	Financial Accounting Standards Board	NM	Not Meaningful
ACL	Allowance for Credit Losses	FDIC	Federal Deposit Insurance Corporation	OAEM	Other Assets Especially Mentioned
AOCI	Accumulated Other Comprehensive Income	FFP	Federal Funds Purchased	OCI	Other Comprehensive Income
ASC	Accounting Standards Codification	FFS	Federal Funds Sold	OREO	Other Real Estate Owned
ASU	Accounting Standards Update	FFTR	Federal Funds Target Rate	PPP	Paycheck Protection Program
ATM	Automated Teller Machine	FHA	Federal Housing Authority	PV	Present Value
AUM	Assets Under Management	FHC	Financial Holding Company	PCD	Purchased with Credit Deteriorated
Bancorp / the Company	Stock Yards Bancorp, Inc.	FHLB	Federal Home Loan Bank of Cincinnati	PCI	Purchased Credit Impaired
Bank / SYB	Stock Yards Bank & Trust Company	FHLMC	Federal Home Loan Mortgage Corporation	Prime	The Wall Street Journal Prime Interest Rate
BOLI	Bank Owned Life Insurance	FICA	Federal Insurance Contributions Act	Provision	Provision for Credit Losses
BP	Basis Point - 1/100th of one percent	FNMA	Federal National Mortgage Association	PSU	Performance Stock Unit
C&D	Construction and Development	FRB	Federal Reserve Bank	ROA	Return on Average Assets
CAA	Consolidated Appropriations Act	FTE	Fully Tax Equivalent	ROE	Return on Average Equity
CARES Act	Coronavirus Aid, Relief and Economic Security Act	GAAP	United States Generally Accepted Accounting Principles	RSA	Restricted Stock Award
C&I	Commercial and Industrial	GLB Act	Gramm-Leach-Bliley Act	RSU	Restricted Stock Unit
CD	Certificate of Deposit	GNMA	Government National Mortgage Association	SAB	Staff Accounting Bulletin
CDI	Core Deposit Intangible	HB	House Bill	SAR	Stock Appreciation Right
CECL	Current Expected Credit Loss (ASC-326)	HELOC	Home Equity Line of Credit	SBA	Small Business Administration
CEO	Chief Executive Officer	ITM	Interactive Teller Machine	SEC	Securities and Exchange Commission
CFO	Chief Financial Officer	KBST	King Bancorp Statutory Trust I	SSUAR	Securities Sold Under Agreements to Repurchase
COVID-19	Coronavirus Disease - 2019	KSB	King Bancorp, Inc. and King Southern Bank	SVP	Senior Vice President
CRA	Community Reinvestment Act	LIBOR	London Interbank Offered Rate	TBOC	The Bank Oldham County
CRE	Commercial Real Estate	Loans	Loans and Leases	TCE	Tangible Common Equity
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act	MBS	Mortgage Backed Securities	TDR	Troubled Debt Restructuring
DTA	Deferred Tax Asset	MSA	Metropolitan Statistical Area	TPS	Trust Preferred Securities
DTL	Deferred Tax Liability	MSRs	Mortgage Servicing Rights	VA	U.S. Department of Veterans Affairs
DCF	Discounted Cash Flow	NASDAQ	The NASDAQ Stock Market, LLC	WM&T	Wealth Management and Trust
EPS	Earnings Per Share	NIM	Net Interest Margin (FTE)

PART I

Item	1. Business.

Stock Yards Bancorp, Inc., headquartered in Louisville, Kentucky, is the holding company for SYB, its sole subsidiary. Bancorp, which was incorporated in 1988 in Kentucky, is registered with, and subject to supervision, regulation and examination by, the Board of Governors of the Federal Reserve System. As Bancorp has no significant operations of its own, its business and that of SYB are essentially the same. The operations of SYB are fully reflected in the consolidated financial statements of Bancorp. Accordingly, references to “Bancorp” in this document may encompass both the holding company and SYB.

SYB, chartered in 1904, is a state-chartered non-member financial institution that provides services in the Louisville, Kentucky, Indianapolis, Indiana and Cincinnati, Ohio MSAs through 44 full service banking center locations. The Bank is registered with, and subject to supervision, regulation and examination by the FDIC and the Kentucky Department of Financial Institutions.

In May 2019, Bancorp completed its acquisition of KSB for $28 million in cash. The acquisition expanded Bancorp’s market area into nearby Nelson County, Kentucky, while expanding the customer base in Louisville, Kentucky. The results of operations, acquired assets and assumed liabilities have been included in the consolidated financial statement as of and for the period since the acquisition date. For additional details, see Note 3, “Acquisitions,” contained in “Item 8. Financial Statements and Supplementary Data.”

Effective January 27, 2021, Bancorp executed a definitive Share Purchase Agreement (“agreement”), pursuant to which Bancorp will acquire all of the outstanding common stock of publicly traded Kentucky Bancshares, Inc. Kentucky Bancshares, Inc., headquartered in Paris, Kentucky, is the holding company for Kentucky Bank, which operates 19 branches throughout the following central Kentucky cities: Paris (Bourbon County), Cynthiana (Harrison County), Georgetown (Scott County), Lexington (Fayette County), Morehead (Rowan County), Nicholasville (Jessamine County), Richmond (Madison County), Sandy Hook (Elliott County), Versailles (Woodford County), Wilmore (Jessamine County) and Winchester (Clark County).

The acquisition is expected to close during second quarter of 2021, subject to customary regulatory approval and completion of customary closing conditions. As of December 31, 2020, Kentucky Bancshares, Inc. had approximately $1.2 billion in assets, $767 million in loans, $979 million in deposits and $114 million in tangible common equity. Kentucky Bancshares also maintains a Wealth Management and Trust Department with total assets under management of $258 million at December 31, 2020. The combined franchise will serve customers through 63 branches with total assets of approximately $5.9 billion, $4.3 billion in gross loans, $5.0 billion in deposits and over $4.1 billion in trust assets under management.

Including the pending acquisition noted above, Bancorp’s pro-forma geographic footprint would include 63 locations as depicted below:

General Business Overview

As is the case with most banks, our primary revenue sources are net interest income and fee income from various financial services provided to customers. Net interest income is the difference between interest income earned on loans, investment securities and other interest earning assets less interest expense on deposit accounts and other interest bearing liabilities. Loan volume and interest rates earned on those loans are critical to overall profitability. Similarly, deposit volume is crucial to funding loans and rates paid on deposits directly impact profitability. New business volume is influenced by economic factors including market interest rates, business spending, consumer confidence and competitive conditions within the marketplace. Net interest income accounted for 72% of our total revenues, defined as net interest income plus non-interest income, for the years ended December 31, 2020, 2019 and 2018, respectively.

Fee income, or non-interest income, is a significant component of our business. Non-interest income represented 28% of total revenues for the years ended December 31, 2020, 2019 and 2018, demonstrating the value of the diversified revenue streams created by our broad product offerings in addition to income provided by the principal banking activities described above. Our non-interest income is driven by WM&T activities, deposit service charges, debit and credit card services, treasury management services, mortgage banking services, brokerage services and other ancillary activities of the Bank. WM&T revenue, which is our largest source of non-interest income, constituted 45%, 46% and 48% of total non-interest income for the years ended December 31, 2020, 2019 and 2018, respectively.

Bancorp is divided into two reportable segments: Commercial Banking and WM&T:

Commercial Banking provides a full range of loan and deposit products to individual consumers and businesses in all its markets through retail lending, mortgage banking, deposit services, online banking, mobile banking, private banking, commercial lending, treasury management services, merchant services, international banking, correspondent banking and other banking services. The Bank also offers securities brokerage services via its banking center network through an arrangement with a third party broker-dealer in the Commercial Banking segment. For reporting purposes, the Commercial Banking segment encompasses virtually all operations of Bancorp with the exception of WM&T activities.

WM&T provides investment management, company retirement plan management, retirement planning, trust, estate and financial planning services in all markets in which Bancorp operates, focusing on the wealth management needs of individuals, multi-generational families and institutions. The magnitude of WM&T revenue distinguishes Bancorp from other community banks of similar asset size.

For further discussion regarding our business, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our Business Strategy

Our strategy focuses on building strong relationships with our customers, employees and communities, while maintaining disciplined underwriting standards and a commitment to operational efficiency. By leveraging our comprehensive suite of products and services, we strive to continue expanding our footprint in our home market of Louisville, Kentucky while also cultivating attractive growth opportunities in our other markets of Indianapolis, Indiana and Cincinnati, Ohio, and opportunistically pursuing acquisitions.

Key components of our strategy include the following:

Continue to focus on customer relationships and our community banking model – We believe that our reputation, expertise and relationship-based approach to banking enables us to establish long-lasting, full-service customer relationships. We look to leverage our relationships with existing customers by offering a wide range of products and services that are tailored to their needs and financial goals. Attracting and retaining high-quality relationship managers and providing them with the tools necessary for success is crucial to maintaining and strengthening the relationships we have with both existing and prospective customers.

Our commitment to our customers and the communities we serve has been exhibited throughout the COVID-19 pandemic. Our participation in the SBA’s PPP, our payment deferral and loan modification efforts, and other proactive assistance we’ve provided during the pandemic has not only deepened existing relationships, but created approximately 300 new relationship prospects that have migrated over their full commercial banking relationships. This relationship-based, community-focused approach has been the cornerstone of our success and remains the central tenant of our strategies.

Continue to grow and pursue diversified revenue streams – WM&T revenue distinguishes us from other community banks of similar asset size and continues to provide us with a strong competitive advantage. We have also seen significant growth in other non-interest revenue sources in recent years, particularly treasury management services and debit/credit card services. We believe these services, along with our other non-interest revenue sources, such as mortgage banking, brokerage services and other ancillary activities, provide the diversity necessary to weather the ups and downs of business cycles and the financial solutions our customers and communities desire.

Maintain focus on organic growth while capitalizing on strategic acquisitions – Our strategy has been to pursue attractive, organic growth opportunities within our existing markets and enter new markets that align with our business model and strategic plans. We believe we can increase our presence in our existing markets and broaden our footprint in attractive markets adjacent and complementary to our current markets by expansion of our branch network and opportunistically pursuing acquisitions.

Continue to manage costs and improve efficiency – We believe that conservative cost management and a focus on operational efficiency is critical to our success. We continuously manage our cost structure and refine our internal processes and technology to create further efficiencies with the goal of enhancing our earnings. Our efficiency ratio (FTE) for the years ended December 31, 2020, 2019 and 2018 was 54.86%, 56.07% and 55.89%, respectively.

Human Capital Resources

At December 31, 2020, the Bank had 641 full-time equivalent employees. Approximately 84% of Bancorp’s employees are located in the Louisville, Kentucky market, while 9% and 7% are located the Cincinnati, Ohio and Indianapolis, Indiana markets, respectively. None of Bancorp’s employees are subject to a collective bargaining agreement and Bancorp has never experienced a work stoppage. Employees of the Bank are entitled to participate in a variety of employee benefit programs including a defined contribution and stock ownership plan. Management of Bancorp strives to be an employer of choice and considers the relationship with employees to be good.

The safety, health and wellness of our employees is a top priority. The COVID-19 pandemic presented a unique challenge with regard to maintaining employee safety while continuing successful operations. In tandem with the declaration of the global pandemic, Bancorp invoked its Board of Director-approved pandemic plan, which included timely communication to employees, implementing remote work arrangements to the full extent possible, separating individual departments, operating select branch lobbies by appointment only, fully staffing all branch drive-thru lanes and actively promoting social distancing in all aspects of business. Bancorp has not made, and at this time does not expect to make, any material staffing or compensation changes as a result of the pandemic.

Executive Officers

Name and Age	Position and Offices with
of Executive Officer	Bancorp and/or the Bank
James A. Hillebrand	CEO of Bancorp and SYB
Age 52

Philip S. Poindexter	President of Bancorp and SYB
Age 54

Kathy C. Thompson	Senior EVP and Director of Bancorp and SYB
Age 59

T. Clay Stinnett	EVP, Treasurer and CFO of Bancorp and SYB
Age 47

William M. Dishman III	EVP and Chief Risk Officer of SYB
Age 57

Michael J. Croce	EVP and Director of Retail Banking of SYB
Age 51

Michael V. Rehm	EVP and Chief Lending Officer of SYB
Age 56

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

The GLB Act allows for affiliations among banks, securities firms and insurance companies by means of FHC. The GLB Act requires that, at the time of establishment of an FHC, all depository institutions within that corporate group must be “well-managed” and “well-capitalized” and must have received a rating of “satisfactory” or better under its most recent CRA examination. Further, non-banking financial firms (for example an insurance company or securities firm) may establish a FHC and acquire a depository institution. While the distinction between banks and non-banking financial firms is blurred, the GLB Act makes it less cumbersome for banks to offer services “financial in nature” but beyond traditional commercial banking activities. Likewise, non-banking financial firms may find it easier to offer services that had, heretofore, been provided primarily by depository institutions. In 2012, management of Bancorp elected to become and became a FHC.

The Dodd-Frank Act was signed into law in 2010 and generally was effective the day after it was signed into law, but different effective dates apply to specific sections of the law. The extensive and complex legislation contained many provisions affecting the banking industry, including but not limited to:

●	Creation of a Bureau of Consumer Financial Protection overseeing banks with assets totaling $10 billion or greater while writing and maintaining several regulations that apply to all banks,
●	Determination of debit card interchange rates by the Federal Reserve Board,
●	New regulation over derivative instruments,
●	Phase outs of certain forms of trust preferred debt and hybrid instruments previously included as bank capital, and
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

Bancorp and the Bank are subject to capital regulations in accordance with Basel III, as administered by banking regulators. The FRB and FDIC have substantially similar risk-based and leverage ratio guidelines for banking organizations, which are intended to ensure that banking organizations have adequate capital related to the risk levels of assets and off-balance sheet instruments. Under the risk-based guidelines, specific categories of assets are assigned different risk weights based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a risk-weighted asset base. In addition to the risk-based capital guidelines, the FRB uses a leverage ratio as a tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 Capital divided by its average total consolidated assets (less goodwill and certain other intangible assets).

The federal banking agencies’ risk-based and leverage ratios represent minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria, assuming that they have the highest regulatory capital rating. Banking organizations not meeting these criteria are required to operate with capital positions above the minimum ratios. FRB guidelines also provide that banking organizations experiencing internal growth or making acquisitions may be expected to maintain strong capital positions above the minimum supervisory levels, without significant reliance on intangible assets. The FDIC may establish higher minimum capital adequacy requirements if, for example, a bank proposes to make an acquisition requiring regulatory approval, has previously warranted special regulatory attention, rapid growth presents supervisory concerns, or, among other factors, has a high susceptibility to interest rate and other types of risk. The Bank is not subject to any such individual minimum regulatory capital requirements.

Banking regulators have categorized the Bank as well-capitalized. To meet the definition of well-capitalized for prompt corrective action requirements, a bank must have a minimum 6.5% Common Equity Tier 1 Risk-Based Capital ratio, 8.0% Tier 1 Risk-Based Capital ratio, 10.0% Total Risk-Based Capital ratio and 5.0% Tier 1 Leverage ratio.

Additionally, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, Bancorp and the Bank must hold a 2.5% capital conservation buffer composed of Common Equity Tier 1 Risk-Based Capital above the minimum risk-based capital requirements for the Common Equity Tier 1 Risk-Based Capital ratio, Tier 1 Risk-Based Capital ratio and Total Risk-Based Capital ratio necessary to be considered adequately-capitalized. At December 31, 2020, the adequately-capitalized minimums, including the capital conservation buffer, were a 6.0% Common Equity Tier 1 Risk-Based Capital ratio, 8.5% Tier 1 Risk-Based Capital ratio and 10.5% Total Risk-Based Capital ratio. The capital conservation buffer was phased in starting in 2016 at 0.625% and was fully implemented at 2.5% effective January 1, 2019.

As of December 31, 2020, Bancorp exceeded the requirements to be considered well-capitalized and those required to avoid limitations associated with the capital conservation buffer.

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

Economic, Market and Credit Risks

The ongoing COVID-19 pandemic and measures intended to prevent its spread have adversely impacted our business and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The COVID-19 pandemic has created and continues to create extensive disruptions to the global economy and to the lives of individuals throughout the world. Governments, businesses, and the public are taking unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including self-quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief. While the scope, duration, and full effects of COVID-19 continue to evolve and are not fully known, the pandemic and related efforts to contain it have disrupted global economic activity, adversely affected the functioning of financial markets, impacted interest rates, increased economic and market uncertainty, and disrupted trade and supply chains. If these effects continue for a prolonged period, or result in sustained economic stress or recession, many of the risk factors identified in this Annual Report on Form-10-K could be exacerbated and such effects could have a material adverse impact on us in a number of ways related to credit, collateral, asset valuations, customer demand, funding, operations, interest rate risk, and human capital.

There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the outbreak is highly uncertain and subject to change. We do not yet know the full extent of the impact on our business, operations or the economy as a whole. However, the effects could have a material extended impact on our business and heighten many of its known risks described below.

Fluctuations in interest rates could reduce profitability.

Our primary source of income is from net interest spread, the difference between interest earned on loans and investments and interest paid on deposits and borrowings. We expect to periodically experience gaps in interest rate sensitivities of assets and liabilities, meaning that either interest-bearing liabilities may be more sensitive to changes in market interest rates than interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this gap will work against us and earnings will be negatively affected.

Many factors affect fluctuation of market interest rates, including, but not limited to the following:

●	the FRB’s actions to control interest rates
●	inflation or deflation
●	recession
●	a rise in unemployment
●	tightening money supply
●	local, regional, national or international disorder and instability in financial markets

The FRB has lowered the FFTR five times since the end of 2018, resulting in a combined 225 bps decrease in the FFTR through December 31, 2020, with Prime ending the year at 3.25%. The most recent of these cuts came in March 2020 when the FRB lowered the FFTR to a range of 0% - 0.25% in response to the global COVID-19 pandemic, the lowest level seen since late 2015.

Market expectations are for the FRB to hold rates at current levels in 2021 and possibly beyond. Beyond potential ongoing pricing pressure/competition and the absolute low level of rates, the current economic outlook and prospects of a sustained zero-rate environment continues to pose challenges regarding potential ongoing NIM compression. Deposit rates tend to be tied to the short end of the rate curve, while fixed-rate loans are largely priced based upon longer term rates, typically five-year offerings. A flattening or inverted yield curve may increase our funding costs while limiting rates that can be earned on loans and investments, thereby decreasing our net interest income and earnings. Migration of deposits out of Bancorp, as customers pursue higher rates, could impact liquidity and earnings, as we compete for deposits. Changes in the mix of deposits could result in increased average rates paid on deposits, and lower earnings. Our asset-liability management strategy, which is designed to mitigate risk from changes in market interest rates, may not be able to prevent changes in interest rates from having a material adverse effect on our results of operations and financial condition.

The CECL accounting standard resulted in a significant change in how we recognize credit losses.

In June 2016, the FASB issued ASC, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaced the “incurred loss” model for recognizing credit losses with an “expected loss” model and was adopted by Bancorp effective January 1, 2020. Whereas the incurred loss model delayed recognition of loss on financial instruments until it was probable a loss had occurred, the expected loss model recognizes a loss at the time the loan is first added to the balance sheet. Adoption of the CECL model has materially affected the determination of the ACL for loans and has resulted in a significant increase to the ACL. Assumptions made by management and material changes in economic factors could significantly influence the ACL. Any material increase to the required level of loan loss allowance could adversely affect our business, financial condition, and results of operations.

If actual loan losses are greater than our assumption for loan losses, earnings could decrease.

Our loan customers may not repay their loans according to the terms of these loans, collateral securing payment of these loans may be insufficient to ensure repayment and the wealth of guarantors providing guarantees to support these loans may be inadequate to aid in the repayment of these loans. Accordingly, we might experience significant credit losses which could have a material adverse effect on operating results. We make various assumptions and judgments about the collectability of our loan portfolio, including creditworthiness of borrowers and value of collateral for repayment. In determining the adequacy of the ACL for loans, we consider, among other factors, an evaluation of economic conditions, future national unemployment projections and our historical loan loss experience. If our assumptions prove to be incorrect or economic problems are worse than projected, the current allowance may be insufficient to cover loan losses and adjustments may be necessary to allow for different economic conditions or adverse developments in the loan portfolio. Such additions to the allowance, if necessary, could have a material adverse impact on our financial results.

Federal and state regulators annually review our allowance and may require an adjustment in the ACL for loans. If regulatory agencies require any increase in the allowance for which we had not allocated, it would have a negative effect on our financial results.

Our credit metrics are currently at historically strong levels and this trend could normalize over time.

Over the past several years, our asset quality metrics have trended within a narrow range, exceeding benchmarks and reaching historically strong levels. We realize that present asset quality metrics are positive and, recognizing the cyclical nature of the lending business, we anticipate this trend will likely normalize over time.

Financial condition and profitability depend significantly on local and national economic conditions.

Our success depends on general economic conditions both locally, regionally and nationally. A portion of our customers’ ability to repay their obligations is directly tied to local, regional, national or global business dealings. Deterioration in the quality of the credit portfolio could have a material adverse effect on our financial condition, results of operations, and ultimately capital.

Financial condition and profitability depend on real estate values in our market areas.

We offer a variety of secured loans, including C&I lines of credit, C&I term loans, real estate, C&D, HELOCs, consumer and other loans. Many of our loans are often secured by real estate primarily in our market areas. In instances where borrowers are unable to repay their loans and there has been deterioration in the value of loan collateral, we could experience higher loan losses which could have a material adverse effect on financial condition, and results of operations.

Significant stock market volatility could negatively affect our financial results.

Income from WM&T constitutes approximately 45% of non-interest income. Trust AUM are expressed in terms of market value, and a significant portion of fee income is based upon those values, which generally fluctuate consistent with overall capital markets.

Capital and credit markets experience volatility and disruption from time to time. These conditions may place downward pressure on credit availability, credit worthiness and customers’ inclinations to borrow. Prolonged volatility or a significant disruption could negatively impact customers’ ability to seek new loans or to repay existing loans. Personal wealth of many borrowers and guarantors has historically added a source of financial strength to certain loans and would be negatively impacted by severe market declines. Sustained reliance on personal assets to make loan payments would result in deterioration of their liquidity, and could result in loan defaults.

The value of our investment securities may be negatively affected by factors outside of our control and impairment of these securities could have an adverse impact on our financial condition and results of operations.

Factors beyond our control can significantly influence the fair value of our investment securities. These factors include, but are not limited to, rating agency actions, defaults by issuers or with respect to underlying securities, changes in market interest rates, volatility and liquidity within capital markets and changes in local, regional, national or international economic conditions. Impairment to the fair value of these securities can result in realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have an adverse effect on our business, financial condition and results of operations.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to different industries and counterparties and through transactions with counterparties in the bank and non-bank financial services industries, including broker-dealers, commercial banks, investment banks and other institutional customers. As a result, defaults by, or even rumors or questions about, one or more bank or non-bank financial services companies, or bank or non-bank financial services industries in general, could lead to market-wide liquidity problems and could result in losses or defaults by us or other institutions. These losses or defaults could have an adverse effect on our business, financial condition and results of operations.

The planned phasing out of LIBOR as a financial benchmark presents risks to the financial instruments we originate or hold.

LIBOR is the reference rate used for many of our transactions, including our lending and borrowing, as well as the derivatives that we use to manage risk related to such transactions. LIBOR will cease to exist as a published rate after 2021. The expected discontinuation of LIBOR could have a significant impact on the financial markets and market participants. As of December 31, 2020, we had approximately $440 million in variable rate loans with interest rates tied to LIBOR, of which approximately $330 million have maturity dates beyond December 31, 2021. Our derivative activities based upon LIBOR include interest rate swap transactions with maturities beyond 2021 with notional amounts totaling approximately $120 million.

The FRB, through the Alternative Reference Rate Committee, has recommended a replacement benchmark rate, the Secured Overnight Financing Rate. All loan and swap contracts extending beyond 2021 will need to be managed effectively to ensure appropriate benchmark rate replacements are provided for and adopted.

Failure to identify a replacement benchmark rate and/or update data processing systems could result in future interest rate changes not being correctly captured, which could result in interest rate risk not being mitigated as intended, or interest earned being miscalculated, which could adversely impact our business, financial condition, and results of operations. Uncertainty regarding LIBOR and discretionary actions or negotiations of fallback provisions could result in pricing volatility, adverse tax or accounting impacts, or additional compliance, legal and operational costs.

Strategic Risks

Acquisitions could adversely affect our business, financial condition and results of operations.

An institution that we acquire may have asset quality issues or contingent liabilities that we did not discover or fully recognize in the due diligence process, thereby resulting in unanticipated losses. Acquisitions of other institutions also typically require integration of different corporate cultures, loan and deposit products, pricing strategies, data processing systems and other technologies, accounting, compliance, internal audit and financial reporting systems, operating systems and internal controls, marketing programs and personnel of the acquired institution. The integration process is complicated and time consuming and could divert our attention from other business concerns and may be disruptive to our customers and customers of the acquired institution. Our failure to successfully integrate an acquired institution could result in loss of key customers and employees, and prevent us from achieving expected synergies and cost savings. We may finance acquisitions with borrowed funds, thereby increasing our leverage and reducing liquidity, or with potentially dilutive issuances of equity securities.

Competition with other financial institutions could adversely affect profitability.

We operate in a highly competitive industry that could become even more so as a result of earnings pressure from peer organizations, legislative, regulatory and technological changes and continued consolidation. We face vigorous competition in price and structure of financial products from banks and other financial institutions. In recent years, credit unions have expanded their lending mix and now compete heavily with banks in the CRE lending market. Non-traditional providers’ high risk tolerance for fixed rate, long-term loans has adversely affected our net loan growth and results of operations. We also compete with other non-traditional providers of financial services, such as brokerage firms and insurance companies. As internet-based financial services continue to grow in acceptance, we must remain relevant as an institution where consumers and businesses value personal service while other institutions offer these services without human interaction. The variety of sources of competition may reduce or limit our margins on banking services, increase operational costs through expanded product offerings, reduce market share and adversely affect our financial condition and results of operations.

We may not be able to attract and retain skilled people.

Our success depends, in large part, on our ability to attract and retain key people. Competition for the best people in the industry and markets in which we engage can be intense, and we may not be able to retain or hire the people wanted or needed. To attract and retain qualified employees, we must compensate them at or above market levels. If we are unable to continue to attract and retain qualified employees, or do so at rates necessary to maintain the Company’s competitive position, our performance, including the Company’s competitive position, could suffer, and, in turn, adversely affect our business, financial condition or results of operations.

We are subject to liquidity risks.

Liquidity is essential to our business. We rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans and investment securities, respectively, to ensure we have adequate liquidity to fund our operations. An inability to raise funds through deposits, borrowings, sales of investment securities, FHLB advances, sales of loans and other sources could have a significant negative effect on our liquidity.

We are dependent on large commercial deposit relationships as a primary funding source. Approximately 49% of our total deposits are centralized in accounts with balances $500,000 or greater. We categorize these deposits as core funds, as they represent long-standing, full-service relationships and are a testament to our commitment to partner with business customers by providing exemplary service and competitive products. A sudden shift in customer behavior within these deposits resulting in balances being reduced or exiting Bancorp altogether could impact our ability to capitalize on growth opportunities and meet current obligations. We have secondary funding sources to draw upon as needed, but the cost of those funds would be higher than typical deposit accounts, which would negatively impact our financial condition and results of operations.

Excess liquidity also poses a risk to our financial condition and results of operations. We have experienced record levels of liquidity over the past year, which is expected to continue in 2021and possibly beyond. Should loan demand not meet desired levels, excess liquidity must be invested in an effort to maximize return. The risks associated with such investment include the inability to find alternative options suitable to our risk profile, investing in alternatives that adversely impact our financial condition and results of operations, and liquidity risk associated with any specific investment. Further, holding elevated levels of liquidity can have a significant impact on our NIM and result in additional margin compression.

We invest in partnerships that generate federal income tax savings and these may not continue.

We invest in certain partnerships that yield federal income tax credits resulting in higher net income. These transactions may also include lending to developers, further enhancing profitability of the transaction. These transactions typically involve a very limited number of counterparties. Availability and suitability of these transactions are not particularly predictable and may not continue to be favorable to us. Current and future tax legislation could result in fewer transactions and the extent to which federal income tax credits favorably affect net income. Therefore, the positive effect on our net income may not continue at levels previously experienced.

Operational Risks

Our accounting policies and methods are critical to how we report our financial condition and results of operations. They require management to make estimates about matters that are uncertain.

Accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Management must exercise judgment in selecting and applying these accounting policies and methods so they comply with GAAP.

We have identified certain accounting policies as being critical because they require management’s judgment to ascertain the valuations of assets, liabilities, commitments and contingencies. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset, or reducing a liability. We have established detailed policies and control procedures intended to ensure these critical accounting estimates and judgments are well-controlled and applied consistently.

Policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. Because of the uncertainty surrounding judgments and estimates pertaining to these matters, there can be no assurances that actual our results will not differ from those estimates. See the section titled “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

An extended disruption of vital infrastructure could negatively impact our business, results of operations, and financial condition.

Our operations depend upon, among other things, infrastructure, including equipment and facilities. Extended disruption of vital infrastructure by fire, power loss, natural disaster, telecommunications failure, information systems breaches, corporate account take-over, terrorist activity or the domestic and foreign response to such activity, or other events outside of our control could have a material adverse impact on the financial services industry, the economy as a whole or on our financial condition and results of operations. Our business continuity plan may not work as intended or may not prevent significant interruption of operations. Occurrence of any failures or interruptions of information systems could damage our reputation, result in loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have an adverse effect on our financial condition and results of operations.

Security breaches or incidences of fraud could negatively impact our business, results of operations, and financial condition.

Our assets, which are at risk for cyber-attacks, include financial assets and non-public information belonging to customers. Cyber security risks include cyber espionage, blackmail, ransom, theft, and corporate account takeovers. We employ many preventive and detective controls to protect our assets, and provide mandatory recurring information security training for all employees. We have invested in multiple preventative tools in an attempt to protect customers from cyber threats and corporate account takeover and regularly provide educational information regarding cyber threats to customers. We utilize multiple third-party vendors who have access to ours assets via electronic media. While we require third parties, many of whom are small companies, to have similar or superior controls in place, there is no guarantee that a breach of information could not occur. Activities of the Bank that subject Bancorp to risk of fraud by customers, employees, vendors, or members of the general public include ACH transactions, wire transactions, ATM/ITM transactions, checking transactions, credit card transactions and loan originations. Repeated incidences of fraud or a single large occurrence could adversely impact our reputation, financial condition and results of operations.

We are dependent upon outside third parties for processing and handling of the Company’s records and data.

We rely on software developed by third-party vendors to process various transactions. In some cases, we have contracted with third parties to run their proprietary software on our behalf. While we perform a review of controls instituted by applicable vendors over these programs in accordance with industry standards and performs testing of user controls, we rely on continued maintenance of controls by these third-party vendors, including safeguards over security of client data. We may incur a temporary disruption in our ability to conduct business or process transactions, or incur reputational damage, if a third-party vendor fails to adequately maintain internal controls or institute necessary changes to systems. Such a disruption or breach of security could have a material adverse effect on our business. Further, if these third-party service providers experience difficulties, or should terminate their services, and we are unable to replace them on a timely basis, our business operations could be interrupted. If an interruption were to continue for a significant period of time, or if we incurred excessive costs involved with replacing third-party service provider, our business, financial condition and results of operations could be adversely affected.

Our ability to stay current on technological changes in order to compete and meet customer demands is constantly being challenged.

The financial services industry is constantly undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. Future success of Bancorp will depend, in part, upon our ability to address the needs of our customers by utilizing technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional operational efficiencies and greater privacy and security protection for customers and their personal information. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services as quickly as competitors or be successful in marketing these products and services to our customers. We rely on third party providers for many of our technology-driven banking products and services. Some of these companies may be slow to respond with upgrades or enhancements to their products to keep pace with improvements in technology or the introduction of competing products. Failure to successfully keep pace with technological change affecting the financial services industry could impair our ability to effectively compete to retain or acquire new business and could have an adverse impact on our business, financial position and results of operations.

Changes in customer use of banks could adversely affect our financial condition and results of operations.

The rapid evolution of non-bank alternatives for initiation and completion of financial transactions puts us at risk of losing sources of revenue and funding. The ability of customers to pay bills, deposit and transfer funds, and purchase assets without utilizing the banking system could result in loss of fee income, deposits, and loans. If we are unable to continue timely development of competitive new products and services, our financial condition and results of operations could be adversely affected.

Regulatory and Legal Risks

We operate in a highly regulated environment and may be adversely affected by changes to or lack of compliance with federal, state and local laws and regulations.

We are subject to extensive regulation, supervision and examination by federal and state banking authorities. Any change to, or addition of, applicable regulations or federal or state legislation could have a substantial impact on our financial condition and results of operations. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on the ability to pay dividends and the requirement to obtain regulatory approvals to proceed with certain aspects of our business plan, including branching and acquisitions.

Changes in tax laws and regulations may have an adverse impact on our financial condition and results of operations.

The Tax Cuts and Jobs Act, which was enacted in December 2017, reduced the federal tax rate for corporations from 35% to 21%. While this legislation resulted in a one-time charge to earnings associated with the revaluation of Bancorp’s DTAs at the date of enactment, it has since had a positive impact on earnings as federal income tax expense has been reduced. With the Biden Administration taking office in 2021, it is increasingly likely that the federal tax rate for corporations could be increased in 2021 or 2022. The potential enactment of such legislation, or changes in the interpretation of existing tax law, including provisions impacting tax rates, apportionment, consolidation or combination, income, expense, credits and exemptions may have a material adverse effect on our business, financial condition and results of operations.

Changes to state tax laws and regulations that go into effect in 2021 may have a negative impact on our financial condition and results of operations. In March 2019, the Kentucky Legislature passed HB354 requiring financial institutions to transition from a capital based franchise tax to the Kentucky corporate income tax beginning in 2021. The Kentucky corporate income tax will be assessed at 5% of Kentucky taxable income and will be included as a component of current and deferred state income tax expense.

We are subject to litigation risk and reputational risk pertaining to fiduciary responsibility.

From time to time, customers may make claims and take legal action pertaining to our fiduciary responsibilities. Whether customer claims and legal action related to our fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to us they may result in significant financial liability and/or adversely affect the market perception of us and our products and services, as well as impact customer demand for those products and services. Any financial liability or reputational damage could have a material adverse effect on our financial condition and results of operations.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The principal offices of Bancorp are located at 1040 East Main Street, Louisville, Kentucky. Bancorp’s operations center is at a separate location in Louisville. At December 31, 2020, in addition to the main office complex and the operations center, Bancorp owned 26 branch properties, three of which are located on leased land. At that date, Bancorp also leased 18 branch facilities including its WM&T facility. Of the 44 banking locations, 33 are located in the Louisville MSA, five are located in the Indianapolis MSA and six are located in the Cincinnati MSA.

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

Bancorp’s common stock is traded on the NASDAQ under the ticker symbol SYBT. On December 31, 2020, Bancorp had approximately 1,600 shareholders of record, and approximately 8,200 beneficial owners holding shares in nominee or “street” name.

The following table shows information relating to the repurchase of shares of common stock by Bancorp during the three months ended December 31, 2020.

	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Average price paid per share	Maximum number of shares that may yet be purchased under the plans or programs

October 1 - October 31	—	$—	—	$—
November 1 - November 30	—	—	—	—
December 1 - December 31	—	—	—	—
Total	—	$—	—	$—	741,196

Effective May 22, 2019, Bancorp’s Board of Directors approved a share repurchase program authorizing the repurchase of 1 million shares, or approximately 4% of Bancorp’s total common shares outstanding at the time. Stock repurchases are expected to be made from time to time on the open market or in privately negotiated transactions, subject to applicable securities laws. The plan, which will expire in May 2021 unless otherwise extended or completed at an earlier date, does not obligate the Company to repurchase any specific dollar amount or number of shares prior to the plan’s expiration. Based on economic developments over the past year and the increased importance of capital preservation, no shares were repurchased in 2020. As of December 31, 2020, Bancorp had 741,196 shares that could be repurchased under its current share repurchase program.

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

The first graph compares performance of Bancorp’s Common Stock to the Russell 2000 Index, the SNL Midwest Bank Index, and the SNL Bank NASDAQ Index for the last five fiscal years. The graph assumes the value of the investment in Bancorp’s Common Stock and in each index was $100 at December 31, 2015 and that all dividends were reinvested.

In addition to the five-year period required by the SEC, the ten-year period is presented because it provides additional perspective, and Bancorp management believes that longer-term performance is of interest. The ten-year graph assumes the value of the investment in Bancorp’s Common Stock and in each index was $100 at December 31, 2010 and that all dividends were reinvested.

	Period Ending
Index	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
Stock Yards Bancorp, Inc.	$100.00	$190.64	$156.39	$139.82	$179.94	$183.10
Russell 2000 Index	100.00	121.31	139.08	123.76	155.35	186.36
SNL Midwest Bank Index	100.00	133.61	143.58	122.61	159.51	136.96
SNL Bank NASDAQ Index	100.00	138.65	145.97	123.04	154.47	132.56

	Period Ending
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
Stock Yards Bancorp, Inc.	$100.00	$86.43	$97.66	$143.43	$154.19	$179.46	$342.13	$280.66	$250.93	$322.92	$328.60
Russell 2000 Index	100.00	95.82	111.49	154.78	162.35	155.18	188.25	215.82	192.05	241.07	289.20
SNL Midwest Bank Index	100.00	94.46	113.69	155.65	169.21	171.78	229.52	246.64	210.61	274.00	235.27
SNL Bank NASDAQ Index	100.00	88.73	105.75	152.00	157.42	169.94	235.63	248.07	209.09	262.51	225.27

Item 6.	Selected Financial Data.

	As of and for the Years Ended December 31,
(dollars in thousands except per share data)	2020	2019	2018	2017	2016
Operating Data:
Interest income	$147,871	$147,892	$129,932	$111,010	$102,421
Interest expense	11,950	22,544	15,357	7,246	4,918
Net interest income	135,921	125,348	114,575	103,764	97,503
Provision for credit losses	16,918	1,000	2,705	2,550	3,000
Non-interest income	51,899	49,428	45,066	44,042	42,801
Non-interest expenses	103,159	98,116	89,388	90,074	81,033
Income before income tax expense	67,743	75,660	67,548	55,182	56,271
Income tax expense	8,874	9,593	12,031	17,139	15,244
Net income	$58,869	$66,067	$55,517	$38,043	$41,027
Share and Per Share Data:
Weighted average shares outstanding - Basic	22,563	22,598	22,619	22,532	22,356
Weighted average shares outstanding - Diluted	22,768	22,865	22,944	22,983	22,792
Total shares outstanding	22,692	22,604	22,749	22,679	22,617
Net income per share - Basic	$2.61	$2.92	$2.45	$1.69	$1.84
Net income per share - Diluted	2.59	2.89	2.42	1.66	1.80
Cash dividends declared per share	1.08	1.04	0.96	0.80	0.72
Dividend payout ratio	41%	36%	39%	47%	39%
Market value per share	40.48	41.06	32.80	37.70	46.95
Financial Condition Data:
Total assets	$4,608,629	$3,724,197	$3,302,924	$3,239,646	$3,039,481
Total loans held for investment	3,531,596	2,845,016	2,548,171	2,409,570	2,305,375
Allowance for credit losses	51,920	26,791	25,534	24,885	24,007
Total deposits	3,988,634	3,133,938	2,794,356	2,578,295	2,520,548
Stockholders' equity	440,701	406,297	366,500	333,644	313,872
Book value per share	$19.42	$17.97	$16.11	$14.71	$13.88
Total average assets	4,217,593	3,480,998	3,159,726	3,037,581	2,886,396
Total average stockholders' equity	420,119	386,563	347,041	327,798	304,151
Performance Ratios:
Return on average assets	1.40%	1.90%	1.76%	1.25%	1.42%
Return on average stockholders’ equity	14.01	17.09	16.00	11.61	13.49
Average stockholders’ equity to average assets	9.96	11.10	10.98	10.79	10.54
Net interest rate spread	3.22	3.50	3.60	3.53	3.52
Net interest rate margin (FTE)	3.39	3.82	3.83	3.64	3.60
Efficiency ratio (FTE)	54.86	56.07	55.89	60.52	57.41
Asset Quality:
Non-performing loans	$13,179	$12,063	$3,398	$7,382	$6,707
Non-performing loans to total loans	0.37%	0.42%	0.13%	0.31%	0.29%
Net charge offs/(recoveries) to average loans	0.05	(0.01)	0.08	0.07	0.07
Allowance for credit losses on loans to total loans	1.47	0.94	1.00	1.03	1.04
Capital Ratios:
Total risk-based capital	13.36%	12.85%	13.91%	13.52%	13.04%
Common equity tier 1 risk-based capital	12.23	12.02	13.00	12.57	12.10
Tier 1 risk based capital	12.23	12.02	13.00	12.57	12.10
Leverage	9.57	10.60	11.33	10.70	10.54
Other Data:
Market value of assets under management	$3,851,637	$3,319,812	$2,764,875	$2,809,499	$2,523,411
Number of branches	44	42	38	37	37
Full time equivalent employees	641	615	591	580	578

Share and per share information has been adjusted to reflect the 3 for 2 stock-split in April 2016 effected in the form of a 50% stock dividend.

Non-GAAP Financial Measures

The following table provides a reconciliation of total stockholders’ equity in accordance with GAAP to tangible stockholders’ equity (TCE), a non-GAAP disclosure. Bancorp provides the TCE per share, a non-GAAP measure, in addition to those defined by banking regulators, based on its widespread use by investors as a means to evaluate capital adequacy:

December 31, (dollars in thousands, except per share data)	2020	2019
Total stockholders' equity - GAAP (a)	$440,701	$406,297
Less: Goodwill	(12,513)	(12,513)
Less: Core deposit intangible	(1,962)	(2,285)
Tangible common equity - Non-GAAP (c)	$426,226	$391,499

Total assets - GAAP (b)	$4,608,629	$3,724,197
Less: Goodwill	(12,513)	(12,513)
Less: Core deposit intangible	(1,962)	(2,285)
Tangible assets - Non-GAAP (d)	$4,594,154	$3,709,399

Total stockholders' equity to total assets - GAAP (a/b)	9.56%	10.91%
Tangible common equity to tangible assets - Non-GAAP (c/d)	9.28%	10.55%

Total shares outstanding (e)	22,692	22,604

Book value per share - GAAP (a/e)	$19.42	$17.97
Tangible common equity per share - Non-GAAP (c/e)	18.78	17.32

ACL to total non-PPP loans represents the ACL, divided by total loans less PPP loans. Non-performing loans to total non-PPP loans represents non-performing loans, divided by total loans less PPP loans. Delinquent loans to total non-PPP loans represents delinquent loans (consisting of all loans 30 days or more past due), divided by total loans less PPP loans. Bancorp believes these non-GAAP disclosures are important because they provide comparable ratios after eliminating PPP loans, which are fully guaranteed by the SBA and have not been allocated for within the ACL and are not at risk of non-performance.

December 31, (dollars in thousands)	2020	2019
Total loans - GAAP (a)	$3,531,596	$2,845,016
Less: PPP loans	(550,186)	-
Total non-PPP loans - Non-GAAP (b)	$2,981,410	$2,845,016

Allowance for credit losses on loans (c)	$51,920	$26,791
Non-performing loans (d)	13,179	12,063
Delinquent loans (e)	16,939	15,159

Allowance for credit losses on loans to total loans - GAAP (c/a)	1.47%	0.94%
Allowance for credit losses on loans to total loans - Non-GAAP (c/b)	1.74%	0.94%

Non-performing loans to total loans - GAAP (d/a)	0.37%	0.42%
Non-performing loans to total loans - Non-GAAP (d/b)	0.44%	0.42%

Delinquent loans to total loans - GAAP (e/a)	0.48%	0.53%
Delinquent loans to total loans - Non-GAAP (e/b)	0.57%	0.53%

The efficiency ratio, a non-GAAP measure, equals total non-interest expenses divided by the sum of net interest income FTE and non-interest income. The ratio excludes net gains (losses) on sales, calls, and impairment of investment securities, if applicable. In addition to the efficiency ratio, Bancorp considers an adjusted efficiency ratio. Bancorp believes it is important because it provides a comparable ratio after eliminating the fluctuation in non-interest expenses related to amortization of investments in tax credit partnerships.

Net interest income on a FTE basis includes the additional amount of interest income that would have been earned if investments in certain tax-exempt interest earning assets had been made in assets subject to federal, state and local taxes yielding the same after-tax income.

Years ended December 31, (dollars in thousands)	2020	2019	2018
Total non-interest expenses - GAAP (a)	$103,159	$98,116	$89,388
Less: Amortization of investments in tax credit partnerships	(3,096)	(1,078)	(1,237)
Total non-interest expenses - Non-GAAP (c )	$100,063	$97,038	$88,151

Total net interest income, FTE	$136,133	$125,571	$114,882
Total non-interest income	51,899	49,428	45,066
Total revenue - GAAP (b)	$188,032	$174,999	$159,948

Efficiency ratio - GAAP (a/b)	54.86%	56.07%	55.89%
Efficiency ratio - Non-GAAP (c/b)	53.22%	55.45%	55.11%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. ’

The consolidated financial statements include the accounts of Stock Yards Bancorp, Inc. its wholly-owned subsidiary, SYB, collectively referred to as “Bancorp” or the “Company.” All significant inter-company transactions and accounts have been eliminated in consolidation.

Stock Yards Bancorp, Inc. is a FHC headquartered in Louisville, Kentucky. SYB, chartered in 1904, is a state-chartered non-member financial institution that provides services in the Louisville, Kentucky, Indianapolis, Indiana and Cincinnati, Ohio MSAs through 44 full service banking center locations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and accompanying Footnotes presented in Part II Item 8 “Financial Statements and Supplementary Data.”

Cautionary Statement Regarding Forward-Looking Statements

This document contains statements relating to future results of Bancorp that are considered “forward-looking” as defined by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements are principally, but not exclusively, contained in Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part I Item 1A “Risk Factors.”

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements to be materially different from future results, performance, or achievements expressed or implied by the statement. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believe,” “aim,” “can,” “conclude,” “continue,” “could,” “estimate,” “expect,” “foresee,” “goal,” “intend,” “may,” “might,” “outlook,” “possible,” “plan,” “predict,” “project,” “potential,” “seek,” “should,” “target,” “will,” “will likely,” “would,” or other similar expressions. These forward-looking statements are not historical facts and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control, particularly with regard to developments related to the COVID-19 pandemic. Forward-looking statements detail management’s expectations regarding the future and are based on information known to management only as of the date the statements are made and management undertakes no obligation to update forward-looking statements to reflect events or circumstances that occur after the date forward-looking statements are made, except as required by applicable law.

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

●	ability to maintain the security of its financial, accounting, technology, data processing and other operational systems and facilities;
●	ability to withstand disruptions that may be caused by any failure of its operational systems or those of third parties;
●	ability to effectively defend itself against cyberattacks or other attempts by unauthorized parties to access information of Bancorp or its customers or to disrupt systems; and
●	other risks and uncertainties reported from time-to-time in Bancorp’s filings with the SEC, including Part I Item 1A “Risk Factors.”

As previously noted, Bancorp executed a definitive Agreement and Plan of Merger (“agreement”) dated as of January 27, 2021, to acquire Kentucky Bancshares, Inc. and its subsidiary Kentucky Bank. This document also contains statements regarding the proposed acquisition transaction that are not statements of historical fact and are considered forward-looking statements within the criteria described above. These statements are likewise subject to various risks and uncertainties that may cause actual results and outcomes of the proposed transaction to differ, possibly materially, from the anticipated results or outcomes expressed or implied in these forward-looking statements. In addition to factors disclosed in reports filed by Stock Yards and Kentucky Bancshares with the SEC, risks and uncertainties for Stock Yards, Kentucky Bancshares and the combined company include, but are not limited to: the possibility that any of the anticipated benefits of the proposed merger will not be realized or will not be realized within the expected time period; the risk that integration of Kentucky Bancshares’ operations with those of Stock Yards will be materially delayed or will be more costly or difficult than expected; the parties’ inability to meet expectations regarding the timing, completion and accounting and tax treatments of the merger; the inability to complete the merger due to the failure of Kentucky Bancshares’ shareholders to adopt the merger agreement; the failure to satisfy other conditions to completion of the merger, including receipt of required regulatory and other approvals; the failure of the proposed transaction to close for any other reason; diversion of management's attention from ongoing business operations and opportunities due to the merger; the challenges of integrating and retaining key employees; the effect of the announcement of the merger on Stock Yards’, Kentucky Bancshares’ or the combined company's respective customer and employee relationships and operating results; the possibility that the merger may be more expensive to complete than anticipated, including as a result of unexpected factors or events; dilution caused by Stock Yards’ issuance of additional shares of Stock Yards common stock in connection with the merger; the magnitude and duration of the COVID-19 pandemic and its impact on the global economy and financial market conditions and the business, results of operations and financial condition of Stock Yards, Kentucky Bancshares and the combined company; and general competitive, economic, political and market conditions and fluctuations.

Pending Acquisition of Kentucky Bancshares, Inc. and its subsidiary Kentucky Bank

Effective January 27, 2021, Bancorp executed a definitive Share Purchase Agreement (“agreement”), pursuant to which Bancorp will acquire all of the outstanding common stock of publicly traded Kentucky Bancshares, Inc. Kentucky Bancshares, Inc., headquartered in Paris, Kentucky, is the holding company for Kentucky Bank, which operates 19 branches throughout the following central Kentucky cities: Paris (Bourbon County), Cynthiana (Harrison County), Georgetown (Scott County), Lexington (Fayette County), Morehead (Rowan County), Nicholasville (Jessamine County), Richmond (Madison County), Sandy Hook (Elliott County), Versailles (Woodford County), Wilmore (Jessamine County) and Winchester (Clark County).

Under the terms of the Agreement, the Company will acquire all of outstanding common stock in a combined stock and cash transaction, resulting in a total consideration to Kentucky Bancshares existing shareholders of approximately $190 million. Bancorp will fund the cash payment portion of the acquisition through existing resources on-hand.

The acquisition is expected to close during second quarter of 2021, subject to customary regulatory approval and completion of customary closing conditions. As of December 31, 2020, Kentucky Bancshares, Inc. had approximately $1.2 billion in assets, $767 million in loans, $979 million in deposits and $114 million in tangible common equity. Kentucky Bancshares also maintains a Wealth Management and Trust Department with total assets under management of $258 million at December 31, 2020. The combined franchise will serve customers through 63 branches with total assets of approximately $5.8 billion, $4.3 billion in gross loans, $5.0 billion in deposits and over $4.1 billion in trust assets under management.

Acquisition of King Bancorp, Inc. and its wholly owned subsidiary King Southern Bank

In May 2019, Bancorp completed its acquisition of KSB for $28 million in cash. The acquisition expanded Bancorp’s market area into nearby Nelson County, Kentucky, and expanded the customer base in Louisville, Kentucky. At May 1, 2019, KSB reported approximately $192 million in total assets, approximately $164 million in loans, and approximately $126 million in deposits. As a result of the acquisition, goodwill totaling $12 million was recorded during the second quarter of 2019, with nominal recast adjustments posted during the third and fourth quarters of the same year.

As a result of the completion of the acquisition, Bancorp incurred pre-tax transaction charges totaling $1.3 million during the second quarter of 2019. Net income from the KSB acquisition was accretive to Bancorp’s overall operating results beginning with the third quarter of 2019. Effective March 31, 2020, management finalized the fair values of the acquired assets and assumed liabilities in advance of the 12-month post acquisition date, as allowed by GAAP.

In connection with the acquisition, Bancorp became the 100% successor owner of KBST, an unconsolidated finance subsidiary. As permitted under the terms of KBST’s governing documents, Bancorp redeemed the TPS at the par amount of approximately $4 million in June 2019.

Issued but Not Yet Effective Accounting Standards Updates

For disclosure regarding the impact to Bancorp’s financial statements of issued-but-not-yet-effective ASUs, see the Footnote titled “Summary of Significant Accounting Policies” of Part II Item 8 “Financial Statements and Supplementary Data.”

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

Critical accounting policies are those that management believes are the most important to the portrayal of Bancorp’s financial condition and operating results and require management to make estimates that are difficult, subjective and complex. Most accounting policies are not considered by management to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical in the preparation of the financial statements. These factors include, among other things, whether the estimates have a significant impact on the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including independent third parties or available pricing, sensitivity of the estimates to changes in economic conditions and whether alternative methods of accounting may be utilized under GAAP. Management has discussed each critical accounting policy and the methodology for the identification and determination of critical accounting policies with Bancorp’s Audit Committee. Effective January 1, 2020 through December 31, 2020, the significant accounting policy considered the most critical in preparing Bancorp’s consolidated financial statements is the determination of the ACL on loans.

Allowance for Credit Losses on Loans and Provision for Credit Losses

On January 1, 2020, Bancorp adopted ASC 326 “Financial Instruments – Credit Losses,” which created material changes to Bancorp’s existing critical accounting policy that existed at December 31, 2019.

The ACL on loans is established through credit loss expense charged to current earnings. The amount maintained in the ACL reflects management’s estimate of the net amount not expected to be collected on the loan portfolio at the balance sheet date over the life of the loan. The ACL is comprised of specific reserves assigned to certain loans that do not share general risk characteristics and general reserves on pools of loans that do share general risk characteristics. Factors contributing to the determination of specific reserves include the creditworthiness of the borrower and more specifically, changes in the expected future receipt of principal and interest payments and/or in the value of pledged collateral. A reserve is recorded when the carrying amount of the loan exceeds the discounted estimated cash flows using the loan’s initial effective interest rate, an expected loss ratio based on historical losses adjusted as appropriate for qualitative factors, or the fair value of the collateral for certain collateral-dependent loans.

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

WM&T provides investment management, company retirement plan management, retirement planning, trust, estate and financial planning services in all markets in which Bancorp operates. The magnitude of WM&T revenue distinguishes Bancorp from other community banks of similar asset size.

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

The CARES Act established the SBA PPP to provide loans for eligible businesses/not-for-profits with the focus on job retention and assistance with certain operating expenses. Portions of these loans qualify for forgiveness when used for payroll costs, mortgage interest, rent and utilities during the 24-week period beginning with the date of the loan. Loans funded through the PPP are fully guaranteed by the U.S. government.

The first round of the PPP expired on August 8, 2020 and as of December 31, 2020, Bancorp had submitted 520 forgiveness applications to the SBA totaling $170 million and has received payment from the SBA for 333 borrowers. The SBA has 90 days to review and decision applications for forgiveness. On October 8, 2020, the SBA announced it would streamline loan forgiveness for loans of $50,000 or less with one or more employee other than the owner (representing approximately 48% of the PPP loans Bancorp originated). Bancorp has approximately $10.5 million in net unrecognized fees related to the PPP that would be recognized in income immediately once the loans are paid off or forgiven by the SBA. The timing of such forgiveness is expected to have a major impact on 2021 operating results.

Additional legislative stimulus action was signed into law at the end of December 2020 through the CAA, providing $900 billion in new COVID-19 stimulus relief as part of a broader government spending bill, including $284 billion for a second round of the PPP and an extension of the program to March 31, 2021. To qualify, borrowers must show a 25% decline in revenue over certain periods.

The program offers “second draw” loans targeted at hard-hit businesses that employ 300 or fewer employees and that have used or will use the full amount of their initial PPP loan. The maximum loan under this program is $2 million, based on two and a half months of average annual payroll (three and a half months for hotels and restaurants). The measurement period for the payroll can either be calendar year 2019 or the one year period before the date the “second draw” originates. For any loan up to $150,000, the covered loan amount will be forgiven once the borrower submits a one page forgiveness application detailing the loan amount, the number of employees retained, and the amount of the loan spent on payroll. This will substantially reduce the burden on both borrowers and lenders. The lender review will be limited to whether the lender received a complete application with all fields completed, initialed, or signed as applicable. If the submission is complete, the lender is required to accept it and forward to the SBA. Bancorp is projecting to book approximately 1,300 of these “second draw” PPP loans totaling $220 million.

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

While the emergency-use approval and distribution of the COVID-19 vaccination is a promising development, the duration of the pandemic and its continued effects on local, national and global economic activity will continue to weigh on Bancorp’s financial condition and results of operations in 2021and possibly beyond.

The PPP directly impacted Bancorp’s financial condition and results of operations for the twelve months ended December 31, 2020 as follows:

●

Bancorp originated approximately 3,400 PPP loans totaling $657 million, with the PPP portfolio (net of unearned deferred fees and costs) representing 16% of total loans outstanding at December 31, 2020.

●

While the PPP was primarily offered to Bancorp’s customer base to limit fraud risk, Bancorp added approximately 300 new relationship prospects that have migrated over their full commercial banking relationships.

●

Bancorp received in excess of $20 million in origination fees from the SBA that will be recognized over the term of the loans (predominantly 24 months), with the fees ranging between 1% and 5% based on the size of the loan.

●

Approximately $13.6 million in interest and net fee income on PPP loans was recognized during the twelve month period ended December 31, 2020. While this had a positive impact on interest income and net interest income, the 1% stated yield on the PPP portfolio negatively impacted the overall loan portfolio yield and NIM.

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

●	A portion of Bancorp’s customer base paid down existing operating C&I lines of credit in part with excess liquidity resulting from PPP loans – primarily during the second quarter.
●

Bancorp relied on deposit growth in addition to excess cash on hand to fund PPP loans with no reliance placed on external funding sources. Maintaining excess liquidity related to the PPP loan portfolio contributed to overall NIM compression.

●

With regard to Bancorp’s compensation expense, the origination of PPP loans led to elevated levels of deferred salary costs with the offset to deferred loan fees, the latter of which is amortized over the outstanding term of the related loans.

●

Consistent with the decline in credit utilization and adoption of ASC-326, Bancorp incurred a significant increase in reserves for off-balance sheet credit exposures, which are recorded as a component of non-interest expenses.

●

Bancorp’s leverage ratio, which consists of tier-1 capital divided by adjusted quarterly average assets, was negatively impacted by the outsized balance sheet growth attributed to PPP participation and led to increased FDIC insurance expense in the second half of 2020. This will likely normalize over time. Bancorp and the Bank maintained the “well-capitalized” designation for every capital ratio, as defined by regulators, at December 31, 2020.

Other pandemic-related impacts to Bancorp’s financial condition and results of operations for the twelve months ended December 31, 2020 were as follows:

●	On March 16, 2020, the FRB responded to the pandemic by lowering the FFTR to a range of 0% - 0.25% resulting in Prime dropping to 3.25%.
●	Loan loss provisioning in 2020 has been significantly impacted by the economic crisis and corresponding impact on unemployment forecast adjustments within the CECL model.
●

Bancorp has deferred either the full loan payment or the principal only portion of respective loan payments for 90 or 180 days for some borrowers directly impacted by the pandemic.  Through December 31, 2020, Bancorp executed approximately 1,200 full payment deferrals. As of December 31, 2020, outstanding loan deferrals totaled $37 million, representing 1.24% of the loan portfolio (excluding PPP loans). Approximately 85% of the total deferrals processed (in terms of dollars) occurred in the month of April, with the subsequent pace slowing significantly. Pursuant to the CARES Act, these loan deferrals were not classified as TDRs and have not been included in non-performing loan statistics. While the modifications themselves did not trigger a loan risk rating downgrade, if the impact of COVID-19 continues, borrower operations do not improve or if other negative events occur, such modified loans could transition to potential problem loans or into problem loans. During the third quarter, a significant portion of the deferred loan portfolio returned to full paying status.

●

Deposit balances for both commercial customers who received PPP funding and those that did not were elevated at December 31, 2020, as higher levels of liquidity were held in response to economic uncertainty.

●

Consistent with the industry, deposit service charges and debit/credit card income have been impacted by pandemic-driven changes in customer behavior. This led to, among other things, lower transaction volumes and spending behaviors during the initial phase of mandated shutdowns, with debit/credit card activity improving noticeably through the end of the year. While Bancorp also experienced a notable increase in deposit service charge income in the latter half of the year, the industry-wide decline in the volume of fees earned on overdrawn checking accounts experienced over the last several years is a trend that was significantly exacerbated by the pandemic. As such, Management is not able to predict when, or if, this revenue stream will return to pre-pandemic levels.

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

Bancorp has maintained social distancing precautions for all employees in the office and customers visiting branches, preventative cleaning at offices/branches and restrictions on non-essential business related travel to the fullest extent possible and pursuant to guidance issued by the Centers for Disease Control and state and local authorities. Bancorp has implemented business continuity measures as necessary throughout the pandemic, including monitoring potential business interruptions.

Bancorp has taken measures both to support customers affected by the pandemic and to maintain strong asset quality, including:

●	Assisting business customers through PPP and other government sponsored loan products
●	Monitoring portfolio risk and related mitigation strategies by industry segments and concentrations
●	Limiting originations to higher risk industries and customers including, but not limited to, transportation, travel, hospitality, entertainment, and retail
●	Proactively contacting customers in order to assess credit situations and needs to develop long-term contingency financial plans
●	Offering flexible repayment options to current customers and a streamlined loan modification process, when appropriate

Management continues to meet to anticipate and respond to ongoing pandemic related developments. Bancorp has not incurred any significant challenges to its ability to maintain its systems and controls in light of the measures taken to prevent the spread of COVID-19 and has not incurred significant resource constraints through the implementation of its business continuity plans and does not anticipate incurring such in the future. Bancorp has not made, and at this time does not expect to make, any material staffing or compensation changes as a result of the pandemic.

Overview – Operating Results

The following table presents an overview Bancorp’s financial performance for the years ended December 31, 2020, 2019 and 2018:

Years Ended December 31,				Variance
(dollars in thousands, except per share data)	2020	2019	2018	2020 / 2019		2019 / 2018

Net income	58,869	66,067	55,517	(11	) %	19%
Diluted earnings per share	2.59	2.89	2.42	(30)	bps	47	bps
ROA	1.40%	1.90%	1.76%	(50)	bps	14	bps
ROE	14.01%	17.09%	16.00%	(308)	bps	109	bps

Additional discussion follows under the section titled “Results of Operations.”

General highlights for the year ended December 31, 2020 compared to December 31, 2019:

●	In 2020, Bancorp set the following financial records:
o	Total revenue, comprising net interest income FTE and non-interest income, of $187.8 million, surpassing the previous record of $174.8 million in 2019
o	Record loan production in 2020 (excluding PPP)
o	Total deposit growth of $855 million, surpassing the previous record of $340 million in 2019
o	WM&T AUM of $3.85 billion at December 31, 2020
o	WM&T services income of $23.4 million boosted by record new business generation and record historic market performance at December 31, 2020
o	Debit and credit card income of $8.5 million, supported by both growth in transaction volume and customer base
o

Despite a significant decline in pandemic related transaction volume, new product sales and customer base expansion (partially attributable to the PPP) boosted Treasury Management fees to a record $5.4 million

o	Mortgage banking income of $6.2 million, with loan originations surpassing $258 million
●

Net income totaled $58.9 million for the year ended December 31, 2020, resulting in diluted EPS of $2.59, a 10% decline from the prior year. The year ended December 31, 2019 included $3.9 million in non-recurring tax adjustments related to two Kentucky tax law changes that equated to $0.18 per diluted share in addition to significant acquisition deal costs, which equated to $0.05 per diluted share for 2019. Operating results for the year ended December 31, 2020 were lower compared to the prior year, primarily due to increased loan loss provisioning and reserves for off-balance sheet credit exposures. Further, the uncertain economic conditions associated with the pandemic, a substantially lower interest rate environment and government stimulus actions have had a significant impact on Bancorp’s operating results in 2020.

●

NIM decreased 43 bps to 3.39% for the year ended December 31, 2020 compared to 3.82% for the prior year consistent with the decline in the interest rate environment, the addition of the low-yielding PPP portfolio and excess balance sheet liquidity; offset by strong average year over prior year loan growth (excluding PPP loans) and the strategic lowering of stated deposit interest rates and CD offering rates in tandem with FRB interest rate actions. Despite the decrease in NIM, Bancorp’s deposit rate cuts and fee income associated with PPP loans resulted in a $10.6 million, or 8%, increase in net interest income compared to the prior year.

●

Effective January 1, 2020, Bancorp began accounting for credit losses under ASC 326, or CECL. The adoption of this standard increased the opening balance of the ACL and the reserve for off-balance sheet credit exposures as of January 1. Initial adoption reduced Bancorp’s retained earnings with no corresponding impact on the income statement.

●

Total loans (excluding PPP loans) increased $136 million, or 5%, for the year ended December 31, 2020, as record first and fourth quarter loan production book-ended the largest quarterly loan balance contraction in the Company’s history during the second quarter and flat net loan activity in the third quarter

●

Line of credit utilization has declined significantly in 2020, falling to 38% at December 31, 2020 compared to 47% at December 31, 2019. The decline was led by C&I line usage, which dropped from 43% at December 31, 2019 to 28% at December 31, 2020, with a low point of 26% reached at September 30, 2020.

●	Deposit balances ended at record levels at December 31, 2020, primarily as a result of PPP funding and higher levels of liquidity held by customers attributable to current economic uncertainty.
●

Despite overall strong credit metrics, significant provisioning occurred based on the on-going economic crisis, its corresponding impact on unemployment forecast adjustments within the CECL model, the addition of a large specific reserve, qualitative factor adjustments and loan growth. Significant non-interest expense related to credit exposure for unfunded off-balance sheet commitments was also recorded for the year ended December 31, 2020 consistent with declines in line utilization (mainly C&I).

●	Bancorp’s ACL on loans to total loans was 1.47% at December 31, 2020, compared to 0.94% at December 31, 2019.
●	Bancorp’s ACL on loans to total loans (excluding PPP loans) rose to 1.74% at December 31, 2020.
●

Non-interest income increased 5% for the year ended December 31, 2020 compared to the prior year on the heels of record mortgage banking income despite substantially lower deposit service charge income and the prior year period benefitting from $1.4 million of non-recurring income. Strong WM&T results, which included a large estate fee in the first quarter of 2020, and continued growth in treasury management fees and card income also contributed to the increase.

●

Non-interest expenses increased 5% for the year ended December 31, 2020 compared to the same period of 2019. Elevated tax credit amortization stemming from a large tax credit investment, CECL-related credit loss expense recorded for off-balance sheet exposures and continued investment in technology drove the increase despite declines associated with one-time acquisition-related charges and non-recurring activity in the prior year and pandemic-driven decreases in marketing and business development activity.

●

Bancorp’s efficiency ratio (FTE) for the year ended December 31, 2020 improved to 54.86% from 56.07% for the prior year, the latter of which included $1.3 million in one-time deal costs associated with the 2019 KSB acquisition.

●

The ETR increased to 13.1% for the year ended December 31, 2020 from 12.7% for the same period in 2019, the latter of which benefitted from $3.9 million in non-recurring tax adjustments related to two Kentucky tax law changes.

Total stockholder’s equity to total assets was 9.56% as of December 31, 2020 compared to 10.91% at December 31, 2019, the decline driven by the outsized balance sheet growth attributed to PPP participation. Total equity increased $34.4 million in 2020, as net income of $58.9 million was offset by dividends declared of $24.5 million, changes in AOCI and various stock based compensation.

TCE is a measure of a company's capital which is useful in evaluating the quality and adequacy of capital. Bancorp’s ratio of TCE to total tangible assets was 9.28% as of December 31, 2020, compared with 10.55% at December 31, 2019, the decline driven by the significant balance sheet growth associated with PPP participation as noted above. See the section titled “Non-GAAP Financial Measures” for reconcilement of non-GAAP to GAAP measures.

General highlights for the year ended December 31, 2019 compared to December 31, 2018:

●	In 2019, Bancorp set the following financial records:
o	Total revenue, comprising FTE net interest income and non-interest income, of $175.0 million
o	Net income of $66.1 million surpassing $55.5 million in 2018
o	The combination of record loan production and the KSB acquisition boosted the loan portfolio by $297 million, or 12%. Approximately $133 million, or 6%, of the growth related to the acquisition.
o	Total deposit growth of $340 million
o	WM&T AUM of $3.3 billion at December 31, 2019
o	WM&T services income of $22.6 million boosted by record new business generation and strong market performance
o	ROA of 1.90%
o	ROE of 17.09%

●

Bancorp completed the acquisition of KSB on May 1st, adding approximately $164 million in loans and $126 million in deposits. Upon closing, goodwill totaling $12 million was recorded and net income from the acquisition was accretive to overall operating results for the third and fourth quarters of 2019.

●	The FRB lowered the FFTR by 25 bps on three separate occasions in 2019 with Prime falling to 4.75% at December 31, 2019.
●	Consistent with changes in Prime, Bancorp lowered the stated rate of most interest-bearing deposit account types during 2019.
●	NIM declined 1 bp to 3.82% for 2019 compared to the prior year.
●	Net interest income increased $10.8 million, or 9%, for 2019.
●

Average loans increased $198 million, or 8%, from December 31, 2018 to December 31, 2019. Bancorp benefited from the KSB acquisition in addition to strong organic loan production and net loan growth in 2019.

●	Average interest-bearing deposits increased $237 million, or 12%, from December 31, 2018 to December 31, 2019.
●	Sustained sound credit metrics, including net loan loss recoveries for 2019, led to a reduced provision under the incurred loan loss model of $1.0 million compared with $2.7 million for 2018.
●	Bancorp’s allowance was 0.94% of total loans at December 31, 2019, compared with 1.00% at December 31, 2018.
●	Non-interest income increased $4.4 million, or 10%, during 2019 based on the following:
o	Strong market returns, new business generation, and growth in corporate retirement plans led to record WM&T income.
o	Debit and credit card revenue continued to benefit from increasing transaction volumes, an expanding customer base and incentives paid by card processors.
o	Treasury management fees continued to grow consistent with growth in the commercial deposit base.
o	Lower long-term interest rates boosted mortgage banking income.
o	Other non-interest income benefited from significant non-recurring swap fees collected, gain on sale of Visa Class B common stock and proceeds received from a life insurance policy.
●	Non-interest expenses increased $8.7 million, or 10%, during 2019 based on the following:
o	KSB related deal costs, in addition to ongoing operational expenses tied to banking center expansion, incurred in 2019.
o	Growth in full time equivalent employees in addition to higher production and performance based compensation attributable to record 2019 operating results drove the increase in compensation expense.
o	Card processing expenses trended upward consistent with revenue growth.
o	Employee benefit expense was elevated in 2019 consistent with higher 401(k) match and increased FICA expense.
o

Additional community support expense was recorded in 2019, as the Company increased its contribution to the Bank’s foundation, established to support various community initiatives, due to outstanding 2019 operating results.

o

In contrast to the above increases, no FDIC insurance expense was recorded for the third and fourth quarters of 2019, as the national FDIC Reserve Ratio reached the FDIC’s targeted level, triggering the FDIC to release credits to small institutions.

●	Bancorp's efficiency ratio, calculated on a FTE basis, for 2019 was 56.07% compared with 55.89% for the same period in 2018.
●	The ETR decreased from 17.81% for 2018 to 12.68% for 2019 primarily due to two Kentucky state tax law changes that occurred during the first half of 2019.

Total stockholder’s equity to total assets was 10.91% as of December 31, 2019 compared to 11.10% at December 31, 2018. Total equity increased $39.8 million in 2019, as record net income of $66.1 million was offset by dividends declared of $23.5 million, stock repurchases totaling $9.2 million, changes in AOCI and various stock based compensation.

TCE is a measure of a company's capital which is useful in evaluating the quality and adequacy of capital. Bancorp’s ratio of TCE to total tangible assets was 10.55% as of December 31, 2019, compared with 11.05% at December 31, 2018, with the decline attributable to the second quarter 2019 KSB acquisition. See the section titled “Non-GAAP Financial Measures” for reconcilement of non-GAAP to GAAP measures.

Challenges for 2021:

Bancorp has identified the following challenges for fiscal year 2021:

●

Bancorp expects to complete the merger of Kentucky Bancshares, Inc. in the second quarter of 2021. Acquisitions require integration of different corporate cultures, loan and deposit products, pricing strategies, data processing systems and other technologies, accounting, internal audit and financial reporting systems, operating systems and internal controls, and marketing programs and personnel. Bancorp will need to manage the transition effectively to maximize retention of Kentucky Bank’s customers and employees, integrate personnel and systems efficiently, and maximize anticipated economic benefits.

●

Operating results for 2020 were significantly impacted by the COVID-19 pandemic, which will continue to pose numerous challenges in 2021, such as stress on Bancorp’s borrower base and the impact of future unemployment forecast projections on the Company’s CECL model. Regulatory and legislative actions taken in response to the pandemic may temporarily mask potential problems, which could have a significant impact on future operating results.

●

Goals for fiscal year 2021 include continued net loan growth, excluding the PPP portfolio. This will be impacted by developments surrounding the on-going pandemic, competition, prevailing interest rates, economic conditions, line of credit utilization and loan prepayments. Bancorp believes there is continued opportunity for loan growth in all three of its markets in addition to the new central Kentucky market and Bancorp’s ability to deliver attractive loan growth over the long-term is linked to Bancorp’s overall success.

●

NIM compression in 2021 remains a concern, as market expectations are for the absolute low level of rates to be maintained for the foreseeable future. Based on its December 16, 2020 policy meeting, the FRB is projecting no rate increases until 2023. The PPP loan portfolio will also continue to affect loan yields and NIM as both the timing of forgiveness and further participation in the program will have an on-going impact on loan yields in 2021.

●	Ongoing pricing pressure/competition continues to pose challenges regarding further NIM compression.
●

Bancorp derives significant non-interest income from WM&T services. Most of these fees are based upon the market value of AUM at respective period ends. To continue growth of this income source, Bancorp must attract new customers and retain existing customers. Bancorp believes there is opportunity for growth in its three markets and expansion into Central Kentucky. Growth in market values of AUM and fees is dependent upon positive returns in the overall capital markets. Bancorp has no control over market volatility.

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

Results of Operations

Net Interest Income

As is the case with most banks, Bancorp’s primary revenue sources are net interest income and fee income from various financial services provided to customers. Net interest income is the difference between interest income earned on loans, investment securities and other interest earning assets less interest expense on deposit accounts and other interest bearing liabilities. Loan volume and interest rates earned on those loans are critical to overall profitability. Similarly, deposit volume is crucial to funding loans and rates paid on deposits directly impact profitability. New business volume is influenced by economic factors including market interest rates, business spending, consumer confidence and competitive conditions within the marketplace. The discussion that follows is based on fully tax-equivalent interest data.

Comparative information regarding net interest income follows:

As of and for the Years Ended December 31,				Variance
(dollars in thousands)	2020	2019	2018	2020 / 2019		2019 / 2018

Net interest income	$135,921	$125,348	$114,575	8.4%		9.4%
Net interest income (FTE)*	136,133	125,571	114,882	8.4%		9.3%
Net interest spread	3.22%	3.50%	3.60%	(28	)bps	(10	)bps
Net interest margin	3.39%	3.82%	3.83%	(43	)bps	(1	)bps
Average earning assets	$4,019,336	$3,290,345	$2,998,526	22.2%		9.7%
Five year Treasury note rate at year end	0.36%	1.69%	2.51%	(133	)bps	(82	)bps
Average five year Treasury note rate	0.53%	1.95%	2.75%	(142	)bps	(80	)bps
Prime rate at year end	3.25%	4.75%	5.50%	(150	)bps	(75	)bps
Average Prime	3.53%	5.29%	4.90%	(176	)bps	39	bps
One month LIBOR at year end	0.14%	1.76%	2.52%	(162	)bps	(76	)bps
Average one month LIBOR	0.52%	2.22%	2.02%	(170	)bps	20	bps

*See table titled, "Average Balance Sheets and Interest Rates (FTE)" below for detail of Net interest income (FTE)

NIM and net interest spread calculations above exclude the sold portion of certain participation loans, which totaled $10 million, $8 million and $10 million for the years ended December 31, 2020, 2019 and 2018, respectively. These sold loans are on Bancorp’s balance sheet as required by GAAP because Bancorp retains some form of effective control; however, Bancorp receives no interest income on the sold portion. These participation loans sold are excluded, because Bancorp believes it provides a more accurate depiction of the performance of its loan portfolio.

Prime rate, the five year Treasury note rate and the one month LIBOR are included in the table above to provide a general indication of the interest rate environment in which Bancorp has operated during the past three years. Approximately $1 billion, or 31%, of Bancorp’s loans are variable rate (37% excluding the PPP portfolio), of which 99% are indexed to either Prime or one month LIBOR and generally reprice as those rates change. At inception, most of Bancorp’s fixed rate loans are priced in relation to the five year Treasury note.

The interest rate environment has declined drastically over the three year period as referenced in the table above. Rising rates in 2018 drove the FFTR to a range of 2.25-2.50%, resulting in Prime rising to 5.50% by the end of that year, representing the highest interest rates experienced post-Great Recession. Since hitting those marks, the FRB has lowered the FFTR five times, resulting in a combined 225 bps decrease in the FFTR through December 31, 2020. The most recent of these cuts came in mid-March 2020 when the FRB lowered the FFTR to a range of 0% - 0.25% in response to the COVID-19 pandemic, the lowest level since late 2015.

Discussion of 2020 vs 2019:

Net interest spread and NIM were 3.22% and 3.39% for 2020 compared to 3.50% and 3.82% for 2019. NIM was significantly impacted in 2020 by the following:

●	The FFTR was lowered 225 bps between July 2019 and mid-March 2020, resulting in Prime dropping to 3.25%. Average Prime declined significantly to 3.53% for 2020 compared to 5.29% for 2019.
●	Treasury yields remained near historic lows for several months in 2020, eroding NIM and loan yields.

●	PPP loan originations, which boosted net interest income, had a negative impact on NIM and loan yields.
●	The strategic lowering of stated deposit interest rates and CD offering rates over the past twelve months in tandem with FRB interest rate actions.
●	Strong average loan growth (excluding PPP loans).
●	Excess balance sheet liquidity and elevated deposit balances.

As previously stated, Bancorp originated approximately 3,400 PPP loans, equating to $637 million (net of origination fees and costs) during the second quarter of 2020. Bancorp received $19.5 million in net origination fees from the SBA and recognized $9.1 million in net origination fee income associated with the PPP portfolio in 2020. While this had a positive impact on interest and fee income as well as net interest income, the 1% stated yield on the PPP portfolio negatively impacted the overall loan portfolio yield by 17 bps and NIM by 3 bps. With a heavy concentration of these loans originating in April, the average balance of the PPP portfolio ended at $443 million for the year ended December 31, 2020 with a yield of 3.08%, which was significantly below the 4.34% yield on the traditional loan portfolio (excluding PPP loans) for the same period.

Average FFS and interest bearing due from bank balances increased significantly for the year ended December 31, 2020 compared with the same period in 2019. Excess liquidity contributed to approximately 15 bps of NIM compression for the year ended December 31, 2020 compared to 9 bps for the year ended December 31, 2019.

Net interest income (FTE) increased $10.6 million, or 8%, for the year ended December 31, 2020 compared to the same period of 2019, primarily attributed to the deposit rate cuts implemented by Bancorp in response to the changing interest rate environment and the additional fee income associated with the PPP portfolio.

Total average interest earning assets increased $729 million, or 22%, to $4.0 billion for the year ended December 31, 2020, with the average rate earned on total interest earning assets contracting 82 bps to 3.68%.

●

Average loans increased $602 million, or 22%, for the year ended December 31, 2020 compared to the same period of 2019 with $443 million of the average growth attributed to the PPP portfolio. In addition to the 2019 KSB acquisition, Bancorp has experienced strong organic growth across all three markets leading to a $160 million increase in average non-PPP loan portfolio balances.

●

Average FFS and interest bearing due from bank balances increased $93 million for the year ended December 31, 2020 as compared with the same period of 2019, consistent with the elevated level of deposits.

Total interest income (FTE) was flat, down $32,000 to $148.1 million for the year ended December 31, 2020, as compared with the same period of 2019 despite the drastic decline in the interest rate environment.

●

Interest and fee income on loans (FTE) increased approximately $3.3 million, or 2%, to $137.9 million, attributed mainly to fee income associated with the PPP portfolio, as significant interest rate contraction led to a $10.4 million decrease in interest income on the traditional loan portfolio (excluding PPP loans).

●

With the exception of mortgage loans held for sale, interest income on the remaining interest earning asset portfolio was significantly negatively impacted by the changes in the interest rate environment in addition to substantial average balance growth.

Total average interest bearing liabilities increased $353 million, or 16%, to $2.6 billion for the year ended December 31, 2020, as compared with the same period of 2019, with the average cost decreasing 54 bps to 0.46%.

●

Average interest bearing deposits increased $364 million, or 17%, for the year ended December 31, 2020 compared to the same period of 2019, with interest-bearing demand deposits representing $257 million of the increase. Some customers who received PPP loans, the proceeds for which were deposited into accounts held at the Bank, have utilized the funds to strengthen their balance sheets. Further, the economic slow-down and uncertainty surrounding the pandemic has resulted in the customer base maintaining higher levels of liquidity in general, similar to customer behavior seen during the Great Recession.

●	Average FHLB advances declined $9 million, or 13%, for the year ended December 31, 2020 compared to the same period of 2019, as matured advances were not replaced or renewed.

Total interest expense decreased $10.6 million, or 47%, for the year ended December 31, 2020, compared to the same period of 2019, a direct result of strategic deposit rate reductions implemented in response to the changing interest rate environment.

●

Total interest bearing deposit expense decreased $10.1 million, or 49%, driving a 54 bps decrease in the cost of average total interest bearing liabilities to 0.42% as deposit rates were cut in tandem with FRB interest rate actions.

●	FHLB advance expense decreased $240,000 or 15%, as matured advances were not replaced or renewed, resulting in lower interest expense.

Discussion of 2019 vs 2018:

During the third quarter of 2019, the FRB lowered the FFTR 25 bps twice; effective on August 1st and later during the quarter, effective September 19th. Effective October 31st, the FRB lowered the FFTR 25 bps once again with Prime ending at 4.75% as of December 31, 2019 compared to 5.50% at December 31, 2018.

In response to the August FFTR reduction, Bancorp immediately lowered the stated rate of most interest-bearing deposit account types, in addition to lowering all CD offering rates. With regard to the September FFTR reduction, Bancorp immediately lowered stated rates on most personal money market and larger sweep customers in addition to CD offering rates. Bancorp was able to fully offset the loss in revenue, with the first and second FFTR movements not impacting overall NIM. With the October 31st rate drop, the Bank lowered the stated rate of most interest-bearing deposit account types in addition to subsequently lowering all CD offering rates in early November. Unlike the previous two rate cuts by the FRB, the decline in loan yields associated with this cut was not fully offset by the reduction in deposit rates.

In the first half of 2018, Bancorp raised stated rates paid on money market accounts in addition to launching a targeted CD marketing campaign within its Louisville market to support loan growth and increase liquidity. The campaign generated over $100 million in CD growth in 2018. In addition, the deposit portfolio assumed from KSB in the second quarter of 2019 was concentrated in higher costing time deposits. While Bancorp had not aggressively pursued deposits since mid-2018, falling interest rates in 2019 drove an increase in non-interest bearing deposits.

In general, net interest income and NIM were favorably impacted by elevated loan prepayment fees collected in 2019 with a much lighter impact experienced in the prior year. Offsetting the fee impact, the KSB portfolio mix of interest earning assets and interest bearing liabilities added during 2019 had a slight negative impact on NIM.

Net interest spread (FTE) and NIM (FTE) were 3.50% and 3.82%, for the year ended December 31, 2019 compared to 3.60% and 3.83% for the same period in 2018. Net interest income (FTE) of $125.6 million for the year ended December 31, 2019 increased $10.7 million, or 9%, from $114.9 million for the same period in 2018, led by growth in average interest earning assets, primarily loans. Total average earning assets increased $292 million, or 10%, to $3.3 billion for the year ended December 31, 2019, as compared with the same period in 2018, with the average rate earned on earnings assets increasing 16 bps to 4.50%. Average loans increased $198 million, or 8%, for the year ended December 31, 2019 compared to the same period in 2018, with the KSB acquisition contributing $102 million, or 52% of the total average increase. The remaining increase stemmed from record annual organic loan production experienced across all markets. Average balances of FFS, interest bearing due from banks and AFS securities increased $91 million, or 19%, in total for the year ended December 31, 2019, as compared with 2018, as excess balance sheet liquidity was deployed into short-term investments.

Total interest income (FTE) increased $17.9 million, or 14%, for the year ended December 31, 2019, as compared with the same period in 2018, to $148.1 million. Approximately $15.8 million of this total increase related to loans (FTE), with the majority of this increase attributed to average balance growth.

Bancorp was successful in growing loans in 2019 despite elevated levels of commercial loan payoffs, resulting largely from construction and land development borrowers moving elsewhere for permanent financing or CRE loans for which collateral was sold. Loan growth during 2019 reflected ongoing expansion in key lending categories such as C&I and CRE owner-occupied lending.

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

Total interest expense increased $7.2 million, or 47%, for the year ended December 31, 2019 compared to the same period in 2018 and was concentrated within interest bearing deposits. Approximately 62% of the total interest bearing deposit change was attributable to rate with fluctuations as follows:

●	The cost of time deposits increased from 1.29% to 2.02%, while the average balance increased $127 million, or 46%, largely attributable to the KSB acquisition.
●	The cost of money markets increased from 0.84% to 1.02%, while the average balance increased $35 million, or 5%.
●	The cost of interest bearing demand deposits increased from 0.49% to 0.57%, while the average balance increased $64 million, or 8%.

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

Average FHLB advances increased $22 million, or 45%, for the year ended December 31, 2019 compared to 2018 based on advances assumed from the KSB acquisition. These advances were retained by Bancorp based upon favorable rates and terms at the time of acquisition and in relation to the overall execution of Bancorp’s asset liability management strategy. Also, as a result of the KSB acquisition, Bancorp assumed a $4 million subordinated note that was redeemed at par prior to the end of the second quarter of 2019.

Average Balance Sheets and Interest Rates (FTE)

	2020			2019			2018
Years ended December 31, (dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

Interest earning assets:
Federal funds sold and interest bearing due from banks	$229,905	$738	0.32%	$136,514	$2,933	2.15%	$67,083	$1,307	1.95%
Mortgage loans held for sale	20,156	533	2.64	3,836	182	4.74	2,549	166	6.51
Available for sale debt securities:
Taxable	443,035	8,432	1.90	413,801	9,291	2.25	377,126	8,492	2.25
Tax-exempt	10,047	265	2.64	22,710	570	2.51	37,943	1,006	2.65
Total securities	453,082	8,697	1.92	436,511	9,861	2.26	415,069	9,498	2.29

Federal Home Loan Bank stock	11,284	253	2.24	10,858	548	5.05	9,348	509	5.45

SBA Paycheck Protection Program (PPP) loans	442,510	13,636	3.08	—	—	—	—	—	—
Non-PPP loans	2,862,399	124,226	4.34	2,702,626	134,591	4.98	2,504,477	118,759	4.74
Total loans	3,304,909	137,862	4.17	2,702,626	134,591	4.98	2,504,477	118,759	4.74

Total interest earning assets	4,019,336	148,083	3.68	3,290,345	148,115	4.50	2,998,526	130,239	4.34

Less allowance for credit losses	45,008			27,057			25,130

Non-interest earning assets:
Cash and due from banks	46,277			44,884			42,783
Premises and equipment, net	57,474			63,197			42,773
Bank Owned Life Insurance	32,899			32,631			32,396
Accrued interest receivable and other	106,615			76,998			68,378

Total assets	$4,217,593			$3,480,998			$3,159,726

Interest bearing liabilities:
Deposits:
Interest bearing demand deposits	$1,133,308	$1,776	0.16%	$875,897	$4,951	0.57%	$811,748	$4,008	0.49%
Savings deposits	190,368	36	0.02	166,509	291	0.17	156,212	311	0.20
Money market deposits	771,363	1,482	0.19	695,411	7,105	1.02	660,222	5,529	0.84
Time deposits	412,506	7,184	1.74	406,176	8,213	2.02	278,888	3,593	1.29
Total interest bearing deposits	2,507,545	10,478	0.42	2,143,993	20,560	0.96	1,907,070	13,441	0.70

Securities sold under agreements to repurchase	40,363	37	0.09	38,555	101	0.26	62,580	157	0.25
Federal funds purchased	9,457	35	0.37	11,182	217	1.94	45,293	835	1.84
Federal Home Loan Bank advances	61,483	1,400	2.28	70,755	1,640	2.32	48,766	924	1.89
Subordinated debt	—	—	—	922	26	2.82	—	—	—

Total interest bearing liabilities	2,618,848	11,950	0.46	2,265,407	22,544	1.00	2,063,709	15,357	0.74

Non-interest bearing liabilities:
Non-interest bearing demand deposits	1,100,942			765,103			703,453
Accrued interest payable and other	77,684			63,925			45,523

Total liabilities	3,797,474			3,094,435			2,812,685

Stockholders’ equity	420,119			386,563			347,041
Total liabilities and stockholder's equity	$4,217,593			$3,480,998			$3,159,726

Net interest income		$136,133			$125,571			$114,882

Net interest spread			3.22%			3.50%			3.60%

Net interest margin			3.39%			3.82%			3.83%

Supplemental Information - Total Company Average Balance Sheets and Interest Rates (FTE)

●

Average loan balances include the principal balance of non-accrual loans, as well as unearned income such as loan premiums, discounts, fees/costs and exclude participation loans accounted for as secured borrowings. Participation loans averaged $8 million, $9 million and $15 million for the years ended December 31, 2020, 2019 and 2018, respectively.

●

Interest income on a FTE basis includes additional amounts of interest income that would have been earned if investments in certain tax-exempt interest earning assets had been made in assets subject to federal taxes yielding the same after-tax income. Interest income on municipal securities and tax-exempt loans has been calculated on a FTE basis using a federal income tax rate of 21%. Approximate tax equivalent adjustments to interest income were $212,000, $224,000 and $307,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

●

Interest income includes loan fees of $10.6 million ($9.1 million associated with the PPP), $2.2 million and $1.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. Interest income on loans may be impacted by the level of prepayment fees collected and accretion related to loans purchased.

●

Net interest income, the most significant component of Bancorp's earnings, represents total interest income less total interest expense. The level of net interest income is determined by mix and volume of interest earning assets, interest bearing deposits and borrowed funds, and changes in interest rates.

●	NIM represents net interest income on a FTE basis as a percentage of average interest earning assets.

●	Net interest spread (FTE) is the difference between taxable equivalent rates earned on interest earning assets less the cost of interest bearing liabilities.

●	The fair market value adjustment on investment securities resulting from ASC 320, Investments – Debt and Equity Securities is included as a component of other assets.

The following table illustrates the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities impacted Bancorp’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume) and (iii) net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate. Tax-equivalent adjustments are based on a federal income tax rate of 21%. The change in interest due to both rate and volume has been allocated to the change due to rate and the change due to volume in proportion to the relationship of the absolute dollar amounts of the change in each.

Rate/Volume Analysis (FTE)

	Year ended December 31, 2020			Year ended December 31, 2019
	Compared to			Compared to
	Year ended December 31, 2019			Year ended December 31, 2018
	Total Net	Increase (Decrease) Due to		Total Net	Increase (Decrease) Due to
(in thousands)	Change	Rate	Volume	Change	Rate	Volume

Interest income:
Federal funds sold and interest bearing due from banks	$(2,195)	$(3,441)	$1,246	$1,626	$147	$1,479
Mortgage loans held for sale	351	(113)	464	16	(53)	69
Securities available for sale:
Taxable	(859)	(1,484)	625	799	(25)	824
Tax-exempt	(305)	28	(333)	(436)	(51)	(385)
Federal Home Loan Bank stock	(295)	(316)	21	39	(39)	78
SBA Paycheck Protection Program (PPP) loans	13,636	—	13,636	—	—	—
Traditional loans	(10,365)	(18,000)	7,635	15,832	6,147	9,685

Total interest income	(32)	(23,326)	23,294	17,876	6,126	11,750

Interest expense:
Deposits:
Interest bearing demand deposits	(3,175)	(4,326)	1,151	943	610	333
Savings deposits	(255)	(292)	37	(20)	(40)	20
Money market deposits	(5,623)	(6,324)	701	1,576	1,269	307
Time deposits	(1,029)	(1,155)	126	4,620	2,565	2,055
Total interest bearing deposits	(10,082)	(12,097)	2,015	7,119	4,404	2,715

Securities sold under agreements to repurchase	(64)	(69)	5	(56)	7	(63)
Federal funds purchased	(182)	(153)	(29)	(618)	42	(660)
Federal Home Loan Bank advances	(240)	(28)	(212)	716	237	479
Subordinated debt	(26)	—	(26)	26	—	26

Total interest expense	(10,594)	(12,347)	1,753	7,187	4,690	2,497

Net interest income	$10,562	$(10,979)	$21,541	$10,689	$1,436	$9,253

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

The December 31, 2020 simulation reflects the FRB’s mid-March 2020 action to lower the FFTR to near zero. Bancorp’s interest rate simulation sensitivity analysis details that increases in interest rates of 100 bps would have a slightly positive effect on interest income, while an increase in rates of 200 bps would have a more positive effect on net interest income. These results are attributed to over half of the variable rate loan portfolio being currently at or near floor rates, as these yields will not increase until short-term rates exceed these floor rates. For example, a significant portion of the variable rate loan portfolio is tied to Prime, with floor rates of 4.00%. Given Prime is at 3.25% as of December 31, 2020, short-term rates would have to increase over 75 bps for these loans to move above their floor rates.

The overall increase in net interest income in the rising rate scenarios is primarily due to variable rate loans and short-term investments repricing more quickly than deposits and short-term borrowings. Asset balances subject to immediate repricing cause an estimated decline in net interest income in the down 100 bps scenario, as rates on non-maturity deposits cannot be lowered sufficiently to offset declining interest income. These estimates are summarized below:

	Change in Rates
	-200	-100	+100	+200
	Basis Points	Basis Points	Basis Points	Basis Points
% Change from base net interest income at December 31, 2020	NA	(4.50)%	0.57%	4.50%

Bancorp’s loan portfolio is currently composed of approximately 69% fixed and 31% variable rate loans, with the fixed rate portion pricing (excluding PPP loans) generally based on a spread to the five-year treasury curve at the time of origination and the variable portion pricing based on an on-going spread to Prime (approximately 60%) or one month LIBOR (approximately 40%). Bancorp’s loan portfolio (excluding PPPP loans) at December 31, 2020 was composed of approximately 63% fixed and 37% variable rate loans.

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

Provision for Credit Losses

Provision for credit losses for the year ended December 31, 2020 represents the amount of expense that, based on Management’s judgment, is required to maintain the ACL on loans at an appropriate level under the CECL model. Previous years were calculated under the incurred loss model. The determination of the amount of the ACL on loans is complex and involves a high degree of judgment and subjectivity. See the footnote titled “Summary of Significant Accounting Policies” for detailed discussion regarding Bancorp’s ACL methodology by loan segment.

An analysis of the changes in the ACL on loans, including provision, and selected ratios follow:

Years ended December 31, (dollars in thousands)	2020	2019	2018

Beginning balance	$26,791	$25,534	$24,885
Impact of adopting ASC 326	8,221	—	—
Initial ACL on loans purchased with credit deterioration	1,635	—	—
Provision for credit losses	16,918	1,000	2,705

Total charge-offs	(2,101)	(684)	(3,012)
Total recoveries	456	941	956
Net loan (charge-offs) recoveries	(1,645)	257	(2,056)
ACL at the end of the period	$51,920	$26,791	$25,534

Average loans	$3,304,909	$2,702,626	$2,504,477

Provision to average loans	0.51%	0.04%	0.11%
Net loan (charge-offs) recoveries to average loans	(0.05)%	0.01%	(0.08)%
ACL on loans to average loans	1.57%	0.99%	1.02%
ACL on loans to total loans	1.47%	0.94%	1.00%
ACL on loans to total loans (excluding PPP)	1.74%	—	—

Discussion of 2020 vs 2019:

Upon adoption of ASC 326 on January 1, 2020, Bancorp recorded an increase of $8.2 million to the ACL on loans and a corresponding decrease to retained earnings, net of the DTA impact. In addition, non-accretable yield marks of $1.6 million related to formerly classified PCI loans were reclassed between the amortized cost basis of loans and corresponding ACL. The adjustment upon adoption of ASC 326 increased the ACL on loans balance to $37 million as of January 1, 2020.

The ACL on loans totaled $52 million at December 31, 2020 compared to $27 million at December 31, 2019, representing an ACL to total loans ratio of 1.47% and 0.94% for those periods, respectively. The ACL to total loans (excluding PPP loans) was 1.74% at December 31, 2020. Based on the 100% SBA guarantee of the PPP loan portfolio, which totaled $550 million (net of unamortized deferred fees) at December 31, 2020, Bancorp did not reserve for potential losses for this portfolio.

Despite overall strong credit metrics, Bancorp recorded provision for credit losses $16.9 million for the year ended December 31, 2020, as compared with $1.0 million for the same period of 2019, the latter of which was determined under the incurred loan loss model. Provisioning in 2020 was significantly impacted by the economic crisis, its corresponding impact on unemployment forecast adjustments within the CECL model, loan growth, specific reserve additions and qualitative factor adjustments. The forecasted change in the unemployment rate coupled with the qualitative factor adjustments resulted in approximately $12.4 million of the total provision expense recorded for the year ended December 31, 2020. In addition, Bancorp recorded $2.8 million in provision for credit losses in 2020 related to net loan growth which was heavily concentrated within the fourth quarter. During the second quarter of 2020, a large CRE relationship was placed on non-accrual status and allocated a $2 million specific reserve within the ACL on loans. An additional $1 million specific reserve was added to this relationship during the fourth quarter.

During the third quarter of 2020, the Company recorded charge-offs totaling $1.6 million related to loans that were acquired in the prior year acquisition and fully allocated for through purchase accounting adjustments at the time of acquisition. While these are reflected as charge-offs, there was no impact to the provision for credit losses, nor to the income statement, associated with these loans and charge-off activity for the year ended December 31, 2020 was otherwise minimal.

Bancorp’s loan portfolio is diversified with no significant concentrations of credit. Geographically, most loans are extended to borrowers in the MSAs of Louisville, Indianapolis and Cincinnati. The adequacy of the allowance is monitored on an ongoing basis and it is the opinion of management that the balance of the allowance at December 31, 2020 is adequate to absorb probable losses inherent in the loan portfolio as of the financial statement date.

Discussion of 2019 vs 2018:

Bancorp recorded provision of $1.0 million and $2.7 million for the years ended December 31, 2019 and 2018, both years’ provision being determined under the incurred-loss methodology. Strong credit metrics and net recoveries of $257,000 in 2019 resulted in an allowance to total loans of 0.94% as of December 31, 2019, compared with 1.00% as December 31, 2018. The loans acquired in the 2019 KSB acquisition were marked to market on the acquisition date and as such, did not receive an allowance.

In 2019, key indicators of loan quality remained consistent, or compared to 2018 with the exception of increased classified balances, defined as OAEM, Substandard, and non-performing loans, which increased $4 million at December 31, 2019 compared to December 31, 2018.

The historical look-back period within Bancorp’s historical loan loss methodology was extended from 32 to 36 quarters in the first quarter of 2019 to all classes and segments of the portfolio. The expansion of the look-back period more accurately represented the level of risk in the loan portfolio in management’s view at that time and attempted to capture the effects of a full economic cycle. Based on the look-back period extension, the allowance level increased approximately $2.0 million during the first quarter of 2019.

See the “Financial Condition – Allowance for Credit Losses” section of this discussion for further details regarding the ACL for loans.

Non-Interest Income

				Variance
				2020 / 2019		2019 / 2018
Years Ended December 31, (dollars in thousands)	2020	2019	2018	$	%	$	%

Wealth management and trust services	$23,406	$22,643	$21,536	$763	3%	$1,107	5%
Deposit service charges	4,161	5,193	5,431	(1,032)	(20)	(238)	(4)
Debit and credit card income	8,480	8,123	6,769	357	4	1,354	20
Treasury management fees	5,407	4,992	4,571	415	8	421	9
Mortgage banking income	6,155	2,934	2,413	3,221	110	521	22
Net investment products sales commissions and fees	1,775	1,498	1,677	277	18	(179)	(11)
Bank owned life insurance	693	1,031	1,129	(338)	(33)	(98)	(9)
Other	1,822	3,014	1,540	(1,192)	(40)	1,474	96
Total non-interest income	$51,899	$49,428	$45,066	$2,471	5%	$4,362	10%

Discussion of 2020 vs 2019:

Total non-interest income increased $2.5 million, or 5%, for the year ended December 31, 2020 compared to the same period of 2019. Non-interest income comprised 28% of total revenues, defined as net interest income (FTE) and non-interest income, for the years ended December 31, 2020 and 2019. WM&T services comprised 45% of Bancorp’s total non-interest income for the year ended December 31, 2020 compared to 46% for the same period in 2019.

WM&T Services:

The magnitude of WM&T revenue distinguishes Bancorp from other community banks of similar asset size. Trust AUM, stated at market value, ended 2020 at a record $3.85 billion, a 16% increase compared with $3.32 billion at December 31, 2019. WM&T revenue increased $763,000, or 3%, to $23.4 million for the year ended December 31, 2020, as compared with the same period of 2019. While stock market volatility associated with the COVID-19 pandemic has had a significant impact on the WM&T department, particularly in the second quarter of this year, strong market performance in the latter half of this year, record new business growth and a large non-recurring estate fee from the first quarter of 2020 led to record WM&T income of $23.4 million.

Recurring fees earned for managing accounts are based on a percentage of market value of AUM and are typically assessed on a monthly basis. Recurring fees, which generally comprise the vast majority of WM&T revenue, increased $660,000, or 3%, for the year ended December 31, 2020, as compared with the same period of 2019. A portion of WM&T revenue, most notably executor, insurance and some employee benefit plan-related fees, are nonrecurring in nature and the timing of these revenues corresponds with the related administrative activities. For this reason, such fees are subject to more period over period fluctuation. Total nonrecurring fees increased $103,000 or 15%, for the year ended December 31, 2020, as compared with the same period in 2019. Contracts between WM&T and their customers do not permit performance based fees and accordingly, none of the WM&T revenue is performance based. Management believes the WM&T department will continue to factor significantly in Bancorp’s financial results and provide strategic diversity to revenue streams.

Detail of WM&T Service Income by Account Type:

Years Ended December 31, (in thousands)	2020	2019	2018

Investment advisory	$9,747	$9,072	$8,395
Personal trust and estate fees	7,027	7,164	7,322
Personal investment retirement	4,319	3,821	3,644
Company retirement	1,457	1,503	1,350
Foundation and endowment	589	559	552
Custody and safekeeping	129	130	161
Brokerage and insurance services	45	52	53
Other	93	342	59

Total wealth management and trust services income	$23,406	$22,643	$21,536

The preceding table demonstrates that WM&T fee revenue is concentrated within investment advisory and personal trust accounts. WM&T fees are predominantly based on AUM and tailored for individual/company accounts and/or relationships with fee structures customized based on account type and other factors with larger relationships paying a lower percentage of AUM in fees. For example, recurring AUM fee structures are in place for investment management, irrevocable trusts, revocable trusts, individual IRAs and accounts holding only fixed income securities. Company retirement plan services often consist of a one-time conversion fee with recurring AUM fees to follow. While there are also fee structures for estate settlements, income received is often non-recurring in nature. Fees are agreed upon at the time the account is opened and any subsequent revisions are communicated in writing to the customer. Fees earned are not performance-based nor are they based on investment strategy or transactions.

Assets Under Management by Account Type:

AUM (not included on balance sheet) grew from $3.32 billion at December 31, 2019 to $3.85 billion at December 31, 2020.

	2020			2019
December 31, (in thousands)	Managed	Non-managed (1)	Total	Managed	Non-managed (1)	Total
Investment advisory	$1,547,742	$72,696	$1,620,438	$1,347,389	$21,759	$1,369,148
Personal trust	721,150	112,053	833,203	617,984	96,506	714,490
Personal individual retirement	506,005	3,241	509,246	437,193	2,799	439,992
Company retirement	40,006	481,222	521,228	45,097	436,188	481,285
Foundation and endowment	281,986	2,532	284,518	231,704	1,343	233,047

Subtotal	$3,096,889	$671,744	$3,768,633	$2,679,367	$558,595	$3,237,962
Custody and safekeeping	—	83,004	83,004	—	81,850	81,850

Total	$3,096,889	$754,748	$3,851,637	$2,679,367	$640,445	$3,319,812

(1) Non-managed assets represent those for which WM&T does not have investment discretion.

As of December 31, 2020 and 2019, approximately 80% and 81%, respectively, of AUM were actively managed. Company retirement plan accounts primarily consist of participant directed assets and the amount of custody and safekeeping accounts are insignificant.

Managed Trust Assets Under Management by Class of Investment:

December 31, (in thousands)	2020	2019

Interest bearing deposits	$168,344	$145,710
US Treasury and government agency obligations	31,719	46,950
State, county and municipal obligations	119,344	136,575
Money market mutual funds	58,493	7,511
Equity mutual funds	752,476	654,569
Other mutual funds - fixed, balanced, and municipal	441,275	339,296
Other notes and bonds	165,828	182,940
Common and preferred stocks	1,238,973	1,037,695
Real estate mortgages	190	332
Real estate	51,682	51,059
Other miscellaneous assets (1)	68,565	76,730

Total managed assets	$3,096,889	$2,679,367

(1)	Includes client directed instruments including rights, warrants, annuities, insurance policies, unit investment trusts, and oil and gas rights.

Managed assets are invested in instruments for which market values can be readily determined, the majority of which are sensitive to market fluctuations, and consist of approximately 64% in equities and 36% in fixed income securities at December 31, 2020. This composition is relatively consistent from period to period and WM&T has no proprietary mutual funds.

Additional Sources of Non-interest income:

Deposit service charges decreased $1.0 million, or 20%, for the year ended December 31, 2020, as compared with the same period in 2019. Deposit service charge income is primarily driven by changes in customer behavior and transaction volume, which can fluctuate from period to period. Consistent with the industry, Bancorp has experienced a steady decline in the volume of fees earned on overdrawn checking accounts over the last several years, a trend that was significantly exacerbated by the pandemic with significant declines in transaction volume and paper check presentments beginning in April 2020. Stimulus checks, extensions of tax payment due dates, more lucrative unemployment compensation, diminished pandemic spend and PPP funding all impacted consumer behavior in 2020. While Bancorp experienced a notable increase in deposit service charge income in the latter half of the year, Management is not able to predict when, or if, this revenue stream will return to pre-pandemic levels.

Debit and credit card income consists of interchange income, ancillary fees and incentives received from card processors. Debit and credit card revenue increased $357,000 or 4%, for the year ended December 31, 2020, as compared with the same period in 2019 despite pandemic-related hurdles, as Bancorp has seen continued growth in the customer bases. Total debit card income increased $85,000, or 1%, while total credit card income increased $272,000, or 11%. Similar to deposit service charges above, Bancorp saw significant improvement in transaction volume in the latter of half of 2020 as statewide activity restrictions due to the pandemic in Bancorp’s markets implemented earlier this year were eased and/or lifted.

Treasury management fees primarily consist of fees earned for cash management services provided to commercial customers. This revenue stream increased $415,000, or 8%, for the year ended December 31, 2020 compared to 2019 as Bancorp’s Treasury Management department was able to overcome the significant decline in pandemic related transaction volume with new product sales and expansion of its customer base (partially attributable to the PPP). The demand for Bancorp’s treasury products has increased during the pandemic, as these products allow customers to operate more efficiently in a decentralized environment. Bancorp anticipates this income category will continue to increase based on continued customer base growth and the expanding suite of services offered within Bancorp’s treasury management platform.

Mortgage banking income primarily includes gains on sales of mortgage loans and loan servicing income offset by MSR amortization. Bancorp’s mortgage banking department predominantly originates residential mortgage loans to be sold in the secondary market, primarily to FNMA. Interest rates on the mortgage loans sold are locked with the borrower and investor prior to closing the loans, thus Bancorp bears no interest rate risk related to loans sold. Bancorp offers conventional, VA and FHA financing for purchases and refinances, as well as programs for first-time homebuyers. Interest rates on mortgage loans directly influence the volume of business transacted by the mortgage-banking department. Mortgage banking revenue increased $3.2 million, or 110%, for the year ended December 31, 2020 as compared with the same period of 2019, respectively, as sustained low long-term rates have incentivized refinancing activity and resulted in record mortgage banking income. The current pipeline of mortgage loans remains strong, however, volume could slow as underlying issues with the pandemic develop and the pool of potential customers who have yet to refinance shrinks.

In September 2020, the Bank elected to start retaining a portion of FNMA qualified secondary market single family residential real estate loan production from the mortgage banking department on balance sheet in an effort to deploy excess liquidity. Approximately $31 million in 15/30 year fixed rate loans yielding approximately 2.75% were retained through December 31, 2020, forgoing approximately $845,000 in gain on sales of loans that would typically have been recognized in mortgage banking income. The Bank aims to retain approximately $5 to $10 million per month of such production with a mix of 15/30 year maturities in the first part of 2021.

Net investment product sales commissions and fees are generated primarily on stock, bond and mutual fund sales, as well as wrap fees on brokerage accounts. Wrap fees represent charges for investment programs that bundle together a suite of services, such as brokerage, advisory, research and management and are based on a percentage of assets. Bancorp deploys its financial advisors primarily through its branch network via an arrangement with a third party broker-dealer, while larger managed accounts are serviced by Bancorp’s WM&T segment. Net investment product sales commissions and fees increased $277,000, or 18%, for the year December 31, 2020, as compared with the same period of 2019, as market volatility during 2020 led to increased customer trading activity.

BOLI assets represent the cash surrender value of life insurance policies on certain key employees who have provided consent for Bancorp to be the beneficiary for a portion of such policies. The related change in cash surrender value and any death benefits received under the policies are recorded as non-interest income. This income serves to offset the cost of various employee benefits. BOLI income decreased $338,000, for the year ended December 31, 2020, primarily as a result of a $296,000 death benefit received in the third quarter of 2019.

Other non-interest income decreased $1.2 million, or 40%, for the year ended December 31, 2020 as compared with the same period of 2019. This decrease was driven by a plethora of non-recurring activity that occurred in 2019 including swap fee income of $374,000, a $212,000 gain on the sale of VISA Class B stock originally acquired in a 2013 acquisition, proceeds of $142,000 associated with life insurance policies outside of the traditional BOLI program and a $126,000 banking center relocation incentive.

Discussion of 2019 vs 2018:

Total non-interest income increased $4.4 million, or 10%, for the year ended December 31, 2019 compared to the same period in 2018. Non-interest income comprised 28% of total revenue for both the year ended December 31, 2019 and 2018. WM&T services comprised 46% of Bancorp’s total non-interest income for the year ended December 31, 2019 compared to 48% for the same period in 2018.

Trust AUM, stated at market value, ended 2019 at a $3.32 billion, a 20% increase compared with $2.77 billion at December 31, 2018. AUM consisted of approximately 63% in equities and 37% in fixed income securities at December 31, 2019. WM&T revenue increased $1.1 million, or 5%, to a $22.6 million for the year ended December 31, 2019, as compared with the same period in 2018 consistent with increased new business generation, strong market returns and growth in company retirement plans. Recurring fees increased $973,000, or 5%, for the year ended December 31, 2019, as compared with the same period of 2018. Total non-recurring fees increased $134,000, or 23%, for the year ended December 31, 2019, as compared with the same period of 2018. As of December 31, 2019 and 2018, approximately 81% and 79% of AUM were actively managed.

Deposit service charges decreased $238,000, or 4%, for the year ended December 31, 2019, as compared with the same period in 2018. Consistent with the industry, Bancorp has experienced a steady decline in volume and fees earned on overdrawn checking accounts.

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

Treasury management fees increased $421,000, or 9%, for the year ended December 31, 2019 compared to 2018, as a result of customer base growth and expansion in the portfolio of services offered.

Mortgage banking revenue increased $521,000, or 22%, for the year ended December 31, 2019 compared to 2018. Mortgage transaction volume began to increase in the second quarter and to a larger extent into the third quarter of 2019, as mortgage rates declined, spurring an increase in refinancing activity. During the third quarter of 2019, the ten year treasury rate/ yield curve, which mortgage rates closely follow, began a steep decline leading to the lowest mortgage rates in recent years.

Net investment product sales commissions and fees decreased $179,000, or 11%, for the year ended December 31, 2019, as compared with the same period in 2018. Advisor turnover in addition to regulatory changes that resulted in lower commissions on several product offerings negatively impacted the brokerage department throughout 2019.

BOLI income decreased $98,000, 9%, in 2019 compared to 2018, as a result of life insurance proceeds received in both periods reducing the related earning assets in addition to lower crediting rates on those investments.

Other non-interest income increased $1.5 million for the year ended December 31, 2019, as compared with the same period in 2018 primarily due non-recurring items that included swap fee income of $788,000, a $212,000 gain on the sale of VISA Class B stock originally acquired in a 2013 acquisition, proceeds of $142,000 associated with life insurance policies outside of the traditional BOLI program, receipt of a $130,000 historic tax-credit investment distribution and a $126,000 banking center relocation incentive.

Non-interest expenses

				Variance
				2020 / 2019		2019 / 2018
Years Ended December 31, (dollars in thousands)	2020	2019	2018	$	%	$	%

Compensation	$51,368	$50,319	$46,104	$1,049	2%	$4,215	9%
Employee benefits	11,064	10,691	9,875	373	3	816	8
Net occupancy and equipment	8,414	8,379	7,610	35	—	769	10
Technology and communication	8,500	7,098	6,569	1,402	20	529	8
Debit and credit card processing	2,606	2,493	2,328	113	5	165	7
Marketing and business development	2,383	3,627	3,099	(1,244)	(34)	528	17
Postage, printing and supplies	1,778	1,652	1,558	126	8	94	6
Legal and professional	2,392	3,014	2,614	(622)	(21)	400	15
FDIC insurance	1,217	245	961	972	397	(716)	(75)
Amortization of investments in tax credit partnerships	3,096	1,078	1,237	2,018	187	(159)	(13)
Capital and deposit based taxes	4,386	3,870	3,325	516	13	545	16
Credit loss expense for off-balance sheet exposures	1,500	—	—	1,500	100	—	—
Other	4,455	5,650	4,108	(1,195)	(21)	1,542	38
Total non-interest expenses	$103,159	$98,116	$89,388	$5,043	5%	$8,728	10%

Discussion of 2020 vs 2019:

Total non-interest expenses increased $5.0 million, or 5%, in 2020 compared to 2019. Compensation and employee benefits comprised 61% and 62% of Bancorp’s total non-interest expenses for 2020 and 2019, respectively.

Compensation, which includes salaries, incentives, bonuses, and stock based compensation, increased $1.1 million, or 2%, for 2020 compared to 2019. The increase is attributed to annual merit-based salary increases, higher incentive-related compensation and an increase in full time equivalent employees, which grew from 591 at the beginning of 2019 to 641 at December 31, 2020 boosted by the 2019 KSB acquisition and the addition of sales professionals. Non-recurring severance and employee retention expense of nearly $500,000 was recorded in 2019 as a result of the KSB acquisition.

Employee benefits consists of all personnel related expense not included in compensation, with the most significant items being health insurance, payroll taxes, and retirement plan contributions. Employee benefits increased $373,000, or 3%, in 2020 compared with 2019. Growth in full time equivalent employees led to higher 401(k) matching contributions and employer payroll tax expense in 2020.

Net occupancy and equipment expense primarily includes depreciation, rent, property taxes, utilities and maintenance. Costs of capital asset additions flow through the statement of income over the lives of the assets in the form of depreciation expense. Net occupancy increased $35,000 for 2020 compared with 2019. Three new locations were added in the second quarter of 2019 as part of the KSB acquisition and an additional branch location was added in the third quarter of 2019. In 2020, Bancorp opened an additional branch in the Cincinnati MSA, as well as another location in Louisville. As of December 31, 2020, Bancorp has 44 full service banking center locations; 33 in the Louisville MSA, 6 in the Cincinnati MSA and 5 in the Indianapolis MSA.

Technology and communications expense include ongoing computer software amortization, equipment depreciation and expenditures related to investments in technology needed to maintain and improve the quality of customer delivery channels, information security and internal resources. Technology expense increased $1.4 million, or 20%, in 2020 compared to 2019 consistent with expanding customer-facing software and system functionality, as well as increased licensing/maintenance expense, higher mortgage loan processing expenses, treasury management customer expansion and the migration to a hosted core environment during the third quarter of 2020. Non-recurring technology expenses associated with the 2019 acquisition totaled $104,000 for the prior year.

Bancorp outsources processing for debit and credit card operations, which generate significant revenue for the Company. These expenses fluctuate consistent with transaction volumes. Debit and credit card processing expense increased $113,000, or 5%, for 2020 as compared with 2019, consistent with the correlated increase experienced for debit and credit card income.

Marketing and business development expenses include all costs associated with promoting Bancorp, community support, retaining customers and acquiring new business. These expenses decreased $1.2 million, or 34%, for the year ended December 31, 2020, as compared to the same period of 2019. The sharp decline corresponds with less physical customer interaction as a result of the pandemic, which has led to less travel and entertainment expense in addition to lower advertising expense. Bancorp committed to pay $116,000 to the Bank’s foundation, established to support various community initiatives, as of December 31, 2020 compared to $600,000 as of December 31, 2019.

Postage, printing and supply expenses increased $126,000, or 8%, in 2020 compared to 2019, as a result of banking center/customer expansion over the past year and a half coupled with replacing transaction-based forms throughout the Bank associated with the migration to a hosted core environment, which occurred in the third quarter of 2020.

Legal and professional fees decreased $622,000, or 21%, for 2020 compared to 2019. The decrease is attributed to one-time costs associated with the prior year acquisition, which totaled $867,000 in 2019.

FDIC insurance increased $972,000 for the year ended December 31, 2020, as compared to the same period of 2019. As a result of the national FDIC Reserve Ratio reaching 1.38% in 2019, the FDIC released credits to small institutions (less than $10 billion in total consolidated assets) in the prior year. For this reason, Bancorp recorded no FDIC insurance expense for the third and fourth quarters of 2019, and incurred only a portion of the assessed expense in the first quarter of 2020, as these credits were depleted. FDIC insurance expense normalized in the second quarter of 2020 and ultimately increased in the third and fourth quarters as a result of a higher leverage ratio attributed to a PPP-driven larger balance sheet.

Tax credit partnerships generate federal income tax credits, and for each of Bancorp’s investments in tax credit partnerships, the tax benefit, net of related expenses, results in a positive effect on net income. Amounts of credits and corresponding expenses can vary widely depending upon timing and magnitude of the investments. Amortization of investments in tax credit partnership increased $2.0 million from 2020 to 2019 as a result of a large tax credit deal completed in the fourth quarter of 2020.

Capital and deposit based taxes increased $516,000, or 13%, in 2020 compared to 2019 consistent with overall balance sheet growth.

In connection with the adoption of ASC 326, Bancorp analyzed its unused lines of credit and recorded credit loss expense for off-balance sheet credit exposures totaling $1.5 million during the year ended December 31, 2020. The increase related to changes in the mix of unused lines and underlying CECL model factors. No such expense was incurred in 2019.

Other non-interest expenses decreased $1.2 million, or 21%, for 2020 compared to 2019 driven by the sale of a bank-owned property recorded as an off-set to non-interest expense in the second quarter of 2020 along with elevated 2019 expense that included the write off of assets totaling $347,000 in connection with signing the contract to migrate to the hosted core processing solution and elevated fraud and robbery-related losses.

Bancorp’s efficiency ratio for 2020 of 54.86% improved from 56.07% in 2019. Excluding amortization of investments in tax credit partnerships, the adjusted efficiency ratio, a non-GAAP measure, would have been 53.22% and 55.45% for 2020 and 2019. See the section titled “Non-GAAP Financial Measures” for reconcilement of non-GAAP to GAAP measures.

Discussion of 2019 vs 2018:

Total non-interest expenses increased $8.8 million, or 10%, in 2019 compared to 2018. Compensation and employee benefits comprised 62% and 63% of Bancorp’s total non-interest expenses for 2019 and 2018.

Compensation expense increased $4.2 million, or 9%, for 2019 compared to 2018. Consistent with 2019 results, bonus expense of $5.8 million was recorded during 2019 compared to $4.5 million during 2018. Net full time equivalent employees increased from 591 at December 31, 2018 to 615 at December 31, 2019. While 25 employees were added in connection with the KSB acquisition, 2019 reflects a higher concentration of non-KSB related loan production personnel added. In addition, non-recurring severance and employee retention expense of nearly $500,000 was recorded in 2019 as a result of the KSB acquisition.

Employee benefits increased $816,000, or 8%, in 2019 compared with 2018. Growth in full time equivalent employees led to higher 401(k) matching contributions and employer payroll tax expense in 2019. Effective January 1, 2019, as a recruitment strategy, Bancorp amended its 401(k) plan to allow employer matching contribution eligibility following 30 days of employment.

Net occupancy increased $769,000, or 10%, for 2019 compared with 2018. Bancorp opened one branch location during the third quarter of 2019 in Mt. Washington, Kentucky and added five branch locations associated with the KSB acquisition during the second quarter. Bancorp closed three of the acquired branch locations in Louisville during the third quarter of 2019 due to their proximity to existing Bancorp branches. All three buildings and were sold in 2019 resulting in positive re-cast adjustments to goodwill. The KSB locations added $238,000 of additional occupancy and equipment expense for 2019.

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

No FDIC insurance expense was recorded for the second half of 2019, as the FDIC released credits to small institutions. This change was announced in 2016 and it took approximately three years for the reserve threshold to be met and the corresponding credits issued.

Amortization of investments in tax credit partnership decreased $159,000, or 13%, from 2018 to 2019.

Capital and deposit based taxes increased $545,000, or 16%, in 2019 compared to 2018 in connection with general balance sheet growth and the KSB acquisition.

Other non-interest expenses increased $1.5 million, or 38%, for 2019 compared to 2018 primarily due to growth in Bancorp’s credit card rebates/rewards program, increased amortization associated with the core deposit intangible resulting from the KBS acquisition, elevated fraud/robbery related losses, increased Director compensation and the write off of assets in relation to signing a contract to move to a hosted core processing solution.

Bancorp’s efficiency ratio for 2019 of 56.07% increased from 55.89% in 2018. Excluding amortization of investments in tax credit partnerships, the adjusted efficiency ratio, a non-GAAP measure, would have been 55.45% and 55.11% for 2019 and 2018. See the section titled “Non-GAAP Financial Measures” for reconcilement of non-GAAP to GAAP measures.

Income Taxes

A comparison of income tax expense and ETR follows:

Years Ended December 31, (dollars in thousands)	2020	2019	2018

Income tax expense	$8,874	$9,593	$12,031
Effective tax rate	13.10%	12.68%	17.81%

Discussion of 2020 vs 2019:

Fluctuations in the ETR are primarily attributed to the following:

●	The ETR for 2020 benefitted from the impact of a large historic tax credit project that was completed during the fourth quarter of 2020.
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

Discussion of 2019 vs 2018:

The decline in the ETR from 2018 to 2019 related primarily to the two Kentucky state tax law changes noted in the discussion above.

Financial Condition – December 31, 2020 Compared to December 31, 2019

Overview

Total assets increased $884 million, or 24%, to $4.6 billion at December 31, 2020, from $3.7 billion at December 31, 2019. Average assets increased $737 million, or 21%, to $4.2 billion at December 31, 2020. The significant 2020 balance sheet expansion was directly attributable to the PPP, which drove $550 million of the $687 million increase in loans, the remaining growth being the result of record production in the traditional loan portfolio. In addition, virtually all interest-earning asset categories experienced year over prior year increases. The Company ended 2020 with significantly higher ACL on loans resulting from the adoption of ASC 326 and elevated pandemic-related provisioning during the year.

Total liabilities increased $850 million, or 26%, with record deposit growth of $855 million driven by the PPP. Partially off-setting the deposit growth and increases in SSUAR and other liabilities was a $48 million decline in FHLB borrowings, as advances matured without renewal or replacement.

Cash and Cash Equivalents.

Cash and cash equivalents increased $68 million, or 27%, to $318 million as of December 31, 2020. Bancorp maintained higher levels of liquidity in 2020 attributable to the PPP and growth in deposits.

AFS Debt Securities

The primary purpose of the securities portfolio is to provide another source of interest income, as well as liquidity management. In managing the composition of the balance sheet, Bancorp seeks a balance between earnings sources and credit and liquidity considerations.

AFS debt securities include securities that may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest rate and prepayment risk changes and are carried at fair value with unrealized gains or losses, net of tax effect, included in stockholders’ equity.

All of Bancorp’s debt securities are classified as AFS. Carrying value is summarized as follows:

December 31, (in thousands)	2020	2019
U.S. Treasury and other U.S. Government obligations	$—	$49,897
Government sponsored enterprise obligations	138,078	209,944
Mortgage-backed securities – government agencies	437,585	193,861
Obligations of states and political subdivisions	11,315	17,036
Total available for sale debt securities	$586,978	$470,738

AFS debt securities increased $116 million, or 25%, for December 31, 2020 as compared to December 31, 2019. Bancorp began strategically growing the AFS securities portfolio in the latter half of the year in an effort to invest excess balance sheet liquidity. In addition, the AFS securities portfolio also experienced market appreciation of $12 million in 2020 stemming from declines in the interest rate environment between December 31, 2020 and December 31, 2019. Bancorp expects the AFS debt securities portfolio to grow in 2021, as strategies associated with the investment of excess balance sheet liquidity continue to be implemented.

Maturity distribution and weighted average interest rates of debt securities AFS follows:

			After one but		After five but
December 31, 2020	Within one year		within five years		within ten years		After ten years
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate

U.S. Treasury and other U.S. Government obligations	$—	—%	$—	—%	$—	—%	$—	—%
Government sponsored enterprise obligations	25,433	1.66	4,456	2.08	1,039	2.63	107,150	2.03
MBS - government agencies	—	—	2,018	1.53	39,872	2.35	395,695	1.38
Obligations of states and political subdivisions	1,734	3.57	3,948	1.73	2,029	1.79	3,604	1.52

	$27,167	1.78%	$10,422	1.84%	$42,940	2.33%	$506,449	1.52%

Actual maturities for mortgage-backed securities may differ from contractual maturities due to prepayments on underlying collateral.

Loans

Composition of loans, net of deferred fees and costs, by primary loan class as reported under ASC 326 follows:

			Variance
December 31, (dollars in thousands)	2020	2019	$ Change	% Change

Commercial real estate - non-owner occupied	$833,470	$746,283	$87,187	12%
Commercial real estate - owner occupied	508,672	474,329	34,343	7%
Total commercial real estate	1,342,142	1,220,612	121,530	10%

Commercial and industrial - term	525,776	457,298	68,478	15%
Commercial and industrial - term - PPP	550,186	—	550,186	100%
Commercial and industrial - lines of credit	276,646	381,502	(104,856)	(27)%
Total commercial and industrial	1,352,608	838,800	513,808	61%

Residential real estate - owner occupied	239,191	217,606	21,585	10%
Residential real estate - non-owner occupied	140,930	134,995	5,935	4%
Total residential real estate	380,121	352,601	27,520	8%

Construction and land development	291,764	255,816	35,948	14%
Home equity lines of credit	95,366	103,854	(8,488)	(8)%
Consumer	44,606	47,467	(2,861)	(6)%
Leases	14,786	16,003	(1,217)	(8)%
Credit cards - commercial	10,203	9,863	340	3%
Total Loans (1)	$3,531,596	$2,845,016	$686,580	24%

(1) Total loans are presented inclusive of premiums, discounts, and net loan origination fees and costs.

For historical comparative purposes, the composition of loans by class pre-ASC 326 adoption follows:

December 31, (in thousands)	2019	2018	2017	2016
Commercial and industrial	$870,511	$833,524	$779,014	$736,841
Construction and development	213,822	225,050	195,912	192,348
Undeveloped land (1)	46,360	30,092	18,988	21,496
Real estate mortgage:
Commercial investment	736,618	588,610	594,902	538,886
Owner Occupied commercial	473,783	426,373	398,685	408,292
1-4 family residential	334,358	276,017	262,110	249,498
Home equity - first lien	48,620	49,500	57,110	55,325
Home equity - junior lien	73,477	70,947	63,981	67,519
Subtotal: Real estate mortgage	1,666,856	1,411,447	1,376,788	1,319,520
Consumer	47,467	48,058	38,868	35,170
Total Loans(2)	$2,845,016	$2,548,171	$2,409,570	$2,305,375

(1) Consists of land acquired for development by the borrower, but for which no development has yet taken place.
(2) Total loans are presented inclusive of premiums, discounts, and net loan origination fees and costs.

Total loans increased $687 million, or 24%, however, excluding the PPP loan portfolio, total loans grew $136 million, or 5%, as growth in the CRE portfolio offset contraction in the C&I lines of credit portfolio. Line of credit usage declined significantly after the first quarter of 2020 as a result of the pandemic, falling to 38% at December 31, 2020 compared to 47% at December 31, 2019. Further, the previously mentioned retention of a portion of FNMA qualified secondary market single family residential real estate loan production from the mortgage banking department predominantly drove the growth in the residential real estate portfolio.

As of December 31, 2020, PPP loans of $561 million ($550 million net of unamortized deferred fees and costs), were outstanding. PPP borrowers are eligible for forgiveness from the SBA for the portion of funding received utilized for job retention and certain other expenses, such as payroll costs, mortgage interest, rent and utilities during the 24-week period beginning with the date of the loan. With a significant portion of these loans potentially eligible for full forgiveness, there is high likelihood of early pay off prior to maturity (predominantly 24 months). On October 8, 2020, the SBA announced it would streamline loan forgiveness for loans of $50,000 or less with one or more employee other than the owner (representing approximately 48% of the PPP loans Bancorp originated). The Bank has approximately $10.5 million in net unrecognized fees related to the PPP that would be recognized in income immediately once the loans are paid off or forgiven by the SBA. The timing of such forgiveness is expected to have a major impact on operating results in 2021.

The initial round of the PPP expired on August 8, 2020 and as of December 31, 2020, the Bank has submitted 520 forgiveness applications to the SBA totaling $170 million and has received payment from the SBA for 333 borrowers. The SBA has 90 days to review and decision applications for forgiveness.

An additional round of the PPP was included in the CAA, which was signed into law on December 27, 2020 and extended the program to March 31, 2021. To qualify for the program, borrowers must show a 25% decline in revenue in the first, second, or third quarters in 2020, as compared to the same periods in 2019 (if the loan application is after December 31, 2020, then a fourth quarter comparison may be used as well). The bill allows borrowers to select the end date of their covered period, however, it must be greater than eight weeks from the date of disbursement of the PPP loan and cannot exceed 24 weeks.

The program offers “second draw” loans targeted at hard-hit businesses that employ 300 or fewer employees and that have used or will use the full amount of their initial PPP loan. The maximum loan under this program is $2 million, based on two and a half months of average annual payroll (three and a half months for hotels and restaurants). The measurement period for the payroll can either be calendar year 2019 or the one year period before the date the “second draw” originates. For any loan up to $150,000, the covered loan amount will be forgiven once the borrower submits a one page form listing the loan amount, the number of employees retained, and the amount of the loan spent on payroll. This will substantially reduce the burden on both borrowers and lenders. The lender review will be limited to whether the lender received a complete application with all fields completed, initialed, or signed as applicable. If the submission is complete, the lender is required to accept it and forward to the SBA. Bancorp is projecting to book approximately 1,300 of these “second draw” PPP loans totaling $220 million.

During 2020 and as a result of the pandemic, Bancorp added a pass-rating category for loans that demonstrated significant exposure to industries impacted by the pandemic. This category was added to allow for the capture of a more detailed review of these loans if any broad economic trends or developments occurred related to the pandemic or the underlying performance of the borrowers. The vast majority of these loans are not in deferral as of December 31, 2020 and are performing according to their original terms. As a result of Bancorp’s review of these loans during the year, loans totaling $41 million were downgraded below a pass-rating as a result of pandemic-related business interruptions, $38 million of which were downgraded to OAEM and $3 million were downgraded to Substandard for the year ended December 31, 2020.

In accordance with Section 4013 of the CARES Act and in response to requests from borrowers who experienced business interruptions related to the pandemic, Bancorp extended payment deferrals for those affected borrowers. Depending on the demonstrated need of the customer, Bancorp deferred either the full loan payment or the principal-only portion of respective loan payments for 90 or 180 days for some borrowers directly impacted by the pandemic.

For the year ended December 31, 2020, Bancorp executed nearly 1,200 full payment deferrals. As of December 31, 2020 outstanding full payment loan deferrals totaled $37 million - representing 1.24% of the loan portfolio (excluding PPP loans). Pursuant to the CARES Act, these loan deferrals were not classified as TDRs and not included in non-performing loan statistics. While the modifications themselves did not trigger a loan risk rating downgrade beyond the “pass” rating, if the impact of COVID-19 continues and borrower’s operations do not improve or if other negative events occur, such modified loans could transition to potential problem loans or into problem loans. The CAA extended relief from TDR accounting to the earlier of 1) 60 days after the national emergency termination date or (2) January 1, 2022.

During the third and fourth quarters of 2020, a significant portion of the deferred loan portfolio returned to full or original paying status. Management continues to analyze the evolving economic conditions in its markets while closely monitoring credit metrics, particularly related to the following segments comprising deferrals in the Bank’s loan portfolio:

	December 31,	September 30,
(in millions)	2020	2020

Lodging / Hotels	$16	$30
Residential real estate secured	2	18
Real estate/land development	1	12
Retail centers	2	12
Parking lot/parking garage/storage	—	11
Tradeshows/events	8	10
Other	8	27
Total deferrals	$37	$120

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

Bancorp occasionally enters into loan participation agreements with other banks to diversify credit risk. For certain participation loans sold, Bancorp has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their ownership share of the loan without permission from Bancorp. GAAP requires the participated portion of these loans to be recorded as secured borrowings. These participated loans are included in the C&I and CRE loan portfolio segments with a corresponding liability recorded in other liabilities. At December 31, 2020 and December 31, 2019, the total participated portion of loans of this nature totaled $10 million and $8 million, respectively.

LIBOR will cease to exist as a published rate after 2021. As of December 31, 2020, Bancorp had approximately $443 million in variable rate loans with interest rates tied to LIBOR, of which approximately $330 million have maturity dates beyond December 31, 2021. Bancorp’s derivative activities based upon LIBOR include interest rate swap transactions with maturities beyond 2021 with notional amounts totaling approximately $120 million. Bancorp has established a working group, consisting of key stakeholders from throughout the company, to monitor developments relating to LIBOR uncertainty and changes and to guide Bancorp’s response. This team is currently working to gain an understanding of the specific products, systems, borrowing arrangements and legal agreements that will be impacted by the change.

The following table details amounts of loans at December 31, 2020 which, based on remaining scheduled repayments of principal, are due in the periods indicated.

	Maturing
	Within one	After one but
December 31, 2020 (in thousands)	year	within five years	After five years	Total

Commercial real estate - non-owner occupied	$64,355	$522,624	$246,491	$833,470
Commercial real estate - owner-occupied	48,296	255,081	205,295	508,672
Total commercial real estate	112,651	777,705	451,786	1,342,142

Commercial and industrial - term	99,005	304,722	122,049	525,776
Commercial and industrial - term - PPP	—	550,186	—	550,186
Commercial and industrial - lines of credit	214,436	50,277	11,933	276,646
Total commercial and industrial	313,441	905,185	133,982	1,352,608

Residential real estate - owner occupied	10,300	14,785	214,106	239,191
Residential real estate - non-owner occupied	11,893	83,123	45,914	140,930
Total residential real estate	22,193	97,908	260,020	380,121

Construction and land development	73,699	123,429	94,636	291,764
Home equity lines of credit	8,492	31,572	55,302	95,366
Consumer	26,972	14,537	3,097	44,606
Leases	588	11,584	2,614	14,786
Credit cards - commercial	10,203	—	—	10,203
Total loans	$568,239	$1,961,920	$1,001,437	$3,531,596

The table below details C&I and C&D loans maturing after one year categorized by fixed and variable interest rate structures:

	Commercial and industrial		Construction and land development
December 31, 2020 (in thousands)	Fixed rate	Variable rate	Fixed rate	Variable rate

Due after one but within five years	$768,244	$136,941	$34,493	$88,936
Due after five years	88,375	45,607	36,688	57,948

	$856,619	$182,548	$71,181	$146,884

In the event where Bancorp structures a loan with a maturity exceeding five years (typically CRE loans), an automatic rate adjustment will typically be set in place at five years from origination date to limit interest rate sensitivity.

Non-performing Loans and Assets

Information summarizing non-performing loans and assets follows:

December 31, (dollars in thousands)	2020	2019	2018	2017	2016

Non-accrual loans	$12,514	$11,494	$2,611	$6,511	$5,295
Troubled debt restructurings	16	34	42	869	974
Loans past due 90 days or more and still accruing	649	535	745	2	438
Total non-performing loans	13,179	12,063	3,398	7,382	6,707
Other real estate owned	281	493	1,018	2,640	5,033
Total non-performing assets	$13,460	$12,556	$4,416	$10,022	$11,740

Non-performing loans to total loans	0.37%	0.42%	0.13%	0.31%	0.29%
Non-peforming loans to total loans (excluding PPP)	0.44%	—	—	—	—
Non-performing assets as to total assets	0.29%	0.34%	0.13%	0.31%	0.39%
Allowance to non-performing loans	394%	222%	751%	337%	358%

Non-performing loans to total loans were 0.37% at December 31, 2020 compared to 0.42% at December 31, 2019. Non-performing loans to total loans (excluding PPP loans) were 0.44% at December 31, 2020.

Non-performing loans increased $1.1 million to $13.2 million at December 31, 2020 compared to December 31, 2019. During the first quarter of 2020 a large non-accrual C&I relationship totaling $8 million paid off due to sale of the business. During the second quarter of 2020, a large CRE relationship was placed on non-accrual status and allocated a $2 million specific reserve within the ACL on loans. An additional $1 million specific reserve was added for this relationship during the fourth quarter of 2020.

In total, non-performing assets as of December 31, 2020 were comprised of 35 loans ranging in individual amounts up to $10 million, one nominal accruing TDR loan and foreclosed real estate held for sale. Foreclosed real estate held at December 31, 2020 included a residential real estate properties and a CRE property.

The following table presents the major classifications of non-accrual loans by portfolio:

December 31, (in thousands)	2020	2019

Commercial real estate - non-owner occupied	$10,278	$740
Commercial real estate - owner occupied	1,403	2,278
Total commercial real estate	11,681	3,018

Commercial and industrial - term	6	2,520
Commercial and industrial - lines of credit	88	5,682
Total commercial and industrial	94	8,202

Residential real estate - owner occupied	413	211
Residential real estate - non-owner occupied	101	63
Total residential real estate	514	274

Construction and land development	—	—
Home equity lines of credit	221	—
Consumer	4	—
Leases	—	—
Credit cards - commercial	—	—
Total non-accrual loans	$12,514	$11,494

Loans are placed in a non-accrual income status when prospects for recovering both principal and accrued interest are considered doubtful or when a default of principal or interest has existed for 90 days or more, unless such a loan is well- secured and in the process of collection or renewal. Interest income recorded on non-accrual loans as principal payments was $350,000, $552,000, and $93,000 for 2020, 2019, and 2018. Interest income that would have been recorded if non-accrual loans were on a current basis in accordance with their original terms was $457,000, $491,000, and $391,000 for 2020, 2019, and 2018.

In addition to non-performing loans discussed above, there were loans, which are accruing interest, for which payments were current or less than 90 days past due where borrowers are experiencing elevated financial difficulties. These potential problem loans totaled approximately $26 million and $37 million at December 31, 2020 and 2019. These relationships are monitored closely for possible future inclusion in non-performing loans. Management believes it has adequately reflected credit exposure in these loans in its determination of the allowance.

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

On March 27, 2020, the CARES Act was signed into law. Section 4013 of the CARES Act, “Temporary Relief from Troubled Debt Restructurings,” provides banks the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. To qualify for Section 4013 of the CARES Act, borrowers must have been current at December 31, 2019. All modifications are eligible so long as they are executed between March 1, 2020 and the earlier of (i) December 31, 2020, or (ii) the 60th day after the end of the COVID-19 national emergency declared by the President of the United States. Multiple modifications of the same credits are allowed and there is no cap on the duration of the modification. On December 21, 2020, certain provisions of the CARES Act, including the temporary suspension of certain requirements related to TDRs, were extended through December 31, 2021.

In March 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by the pandemic. The interagency statement was effective immediately and impacted accounting for loan modifications. Under Accounting Standards Codification 310-40, “Receivables – Troubled Debt Restructurings by Creditors,” (“ASC 310-40”), a restructuring of debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented.

As of December 31, 2020, TDRs consisted of one loan totaling $16,000 compared to two loans totaling $34,000 at December 31, 2019.

The following table presents the amortized cost basis of non-performing loans and the amortized cost basis of loans on non-accrual status for which there were no related ACL losses:

December 31, (in thousands)	December 31, 2020	December 31, 2019

Commercial real estate - non-owner occupied	$186	$741
Commercial real estate - owner occupied	1,048	2,278
Total commercial real estate	1,234	3,019

Commercial and industrial - term	6	1
Commercial and industrial - lines of credit	88	173
Total commercial and industrial	94	174

Residential real estate - owner occupied	413	212
Residential real estate - non-owner occupied	101	63
Total residential real estate	514	275

Construction and land development	—	—
Home equity lines of credit	221	—
Consumer	4	—
Leases	—	—
Credit cards - commercial	—	—
Total	$2,067	$3,468

Delinquent Loans

Delinquent loans (consisting of all loans 30 days or more past due) totaled $17 million at December 31, 2020 compared to $15 million at December 31, 2019. Delinquent loans total loans were 0.48% and 0.53% at December 31, 2020 and December 31, 2019. Delinquent loans to total loans (excluding PPP loans) were 0.57% at December 31, 2020.

Allowance for Credit Losses on Loans

The ACL is a valuation allowance for loans estimated at each balance sheet date in accordance with GAAP. When Bancorp deems all or a portion of a loan to be uncollectible, the appropriate amount is written off and the ACL is reduced by the same amount. Subsequent recoveries, if any, are credited to the ACL when received. See the footnote titled “Summary of Significant Accounting Policies” for discussion of Bancorp’s ACL methodology on loans. Allocations of the ACL may be made for specific loans, but the entire ACL on loans is available for any loan that, in Bancorp’s judgment, should be charged-off.

The following table sets forth the ACL by category of loan as reported under ASC 326:

	December 31, 2020			December 31, 2019
(dollars in thousands)	Allocated Allowance	% of Total ACL	ACL to Total Loans (1)	Allocated Allowance	% of Total ACL	ACL to Total Loans

Commercial real estate - non-owner occupied	$19,396	37%	2.33%	$5,235	20%	0.70%
Commercial real estate - owner occupied	6,983	13%	1.37%	3,327	12%	0.70%
Total commercial real estate	26,379	50%	1.97%	8,562	32%	0.70%

Commercial and industrial - term (1)	8,970	17%	1.71%	6,782	25%	1.48%
Commercial and industrial - lines of credit	3,614	7%	1.31%	5,657	21%	1.48%
Total commercial and industrial	12,584	24%	1.57%	12,439	46%	1.48%

Residential real estate - owner occupied	3,389	7%	1.42%	1,527	6%	0.70%
Residential real estate - non-owner occupied	1,818	3%	1.29%	947	3%	0.70%
Total residential real estate	5,207	10%	1.37%	2,474	9%	0.70%

Construction and land development	6,119	12%	2.10%	2,105	8%	0.82%
Home equity lines of credit	895	2%	0.94%	728	3%	0.70%
Consumer	340	1%	0.76%	100	0%	0.21%
Leases	261	1%	1.77%	237	1%	1.48%
Credit cards - commercial	135	0%	1.32%	146	1%	1.48%
Total	$51,920	100%	1.74%	$26,791	100%	0.94%

(1)	Excludes the PPP loan portfolio at December 31, 2020, which was not reserved for based on the 100% SBA guarantee.

For historical comparative purposes, the ACL by category of loan as reported pre-ASC 326 adoption follows:

December 31, (in thousands)	2019	2018	2017	2016

Commercial and industrial	$12,822	$11,965	$11,276	$10,483
Construction and development	1,319	1,760	1,724	1,923
Undeveloped land	786	752	521	684
Real estate mortgage	11,764	10,681	11,012	10,573
Consumer	100	376	352	344
Total allowance for loan losses	$26,791	$25,534	$24,885	$24,007

Upon adoption of ASC 326 on January 1, 2020, Bancorp recorded an increase of $8.2 million to the ACL on loans and a corresponding decrease to retained earnings, net of the DTA impact. In addition, non-accretable yield marks of $1.6 million related to formerly classified PCI loans were reclassed between the amortized cost basis of loans and corresponding ACL. The adjustment upon adoption of ASC 326 raised the ACL on loans balance to $37 million on January 1, 2020. In addition to the CECL adoption, the ACL for 2020 was significantly impacted by unemployment rate forecast adjustments within the CECL model, loan growth and the addition of a large specific reserve for one relationship and qualitative factor adjustments. During the third quarter of 2020, the aforementioned $1.6 million included in the ACL as specific reserves were charged-off with no resulting impact to provision expense.

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

Subsequent to January 1, 2020, based on the economic crisis caused by COVID-19 and measures taken to protect public health such as stay-at-home orders and mandatory closures of businesses, economic activity halted significantly and job losses surged. As such, national unemployment has fluctuated widely in 2020 as follows:

	Dec 20	Sep 20	Jun 20	Mar 20	Dec 19
Seasonally Adjusted National Civilian Unemployment Rate	6.70%	7.90%	11.10%	4.40%	3.50%

As of March 31, 2020, based on the evolving pandemic, Bancorp elected to forecast for only one quarter of national unemployment (versus the four quarters used as of January 1, 2020) and modified its forecast to reflect a significant increase in unemployment (utilizing the highest unemployment rate in Bancorp’s observed history) reverting back to Bancorp’s long-term average in the third quarter of 2020, with the loss driver remaining significantly worse compared to recent trends. The impact of the increased unemployment rate forecast was muted by an adjustment in qualitative factors attributed to the massive federal stimulus programs enacted at the end of the first quarter in response to the pandemic. The forecasted increase in the unemployment rate coupled with the qualitative factor adjustments resulted in approximately $5.4 million of the total $5.5 million provision expense recorded for the first quarter of 2020.

During the second quarter, for the first time during 2020, the FRB released a forecasted Seasonally Adjusted National Civilian Unemployment Rate for the years ended December 31, 2020, 2021 and 2022. Based on this and the continuation of the economic crisis, as of June 30, 2020, Bancorp elected to forecast for four quarters of national unemployment utilizing actual June unemployment then stepping down to the FRB median forecast before reverting back to Bancorp’s long-term average in the fourth quarter of 2020. Similar to the first quarter of 2020, the impact of the increased unemployment forecast was muted by an adjustment in qualitative factors attributed to the massive federal stimulus programs that have been enacted. The forecasted increase in unemployment coupled with the qualitative factor adjustments resulted in approximately $4.8 million of the total $5.5 million provision expense recorded for the second quarter of 2020.

As of September 30, 2020, Bancorp elected to forecast for one quarter of the Seasonally Adjusted National Civilian Unemployment Rate utilizing the FRB’s 2020 median unemployment forecast released in September then stepping down to the FRB’s 2021 median unemployment forecast over the next three quarters before reverting back to Bancorp’s long-term average. In addition, Bancorp fully reversed the qualitative factor adjustment established in the first and second quarters of 2020 attributed to the massive federal stimulus programs. The forecasted changes in unemployment, coupled with the qualitative factor adjustments resulted in approximately $4.4 million in provision expense for the third quarter of 2020

During the fourth quarter of 2020, the FRB released its forecasted Seasonally Adjusted National Civilian Unemployment Rate for the 12 months ended December 31, 2020, 2021, 2022 and 2023 as follows:

	2020	2021	2022	2023

Upper end of range	6.9%	6.8%	5.8%	4.4%
Median	6.7%	5.0%	4.2%	3.7%
Lower end of range	6.6%	4.0%	3.5%	3.5%

As of December 31, 2020, Bancorp elected to forecast four quarters of the Seasonally Adjusted National Civilian Unemployment Rate utilizing the FRB’s 2020 median unemployment forecast released in December then stepping down to the FRB’s 2021 median unemployment forecast over the next three quarters before reverting back to Bancorp’s long-term average. The improvement within the unemployment forecast, coupled with minor qualitative factor adjustments, resulted in a credit of approximately $2.2 million in provision expense for the third quarter of 2020.

Outstanding loans (excluding PPP loans) increased $92 million during the first three months of 2020 and contracted $103 million during the second quarter of 2020, as outstanding C&I lines of credit were reduced by $94 million. The overall net change in the loan mix contributed to $1.4 million of additional provision expense for the three months ended March 31, 2020. During the second quarter of 2020, loan contraction (mainly C&I lines of credit) led to a $1.5 million reduction in the required ACL on loans. In the third quarter, loan growth was essentially flat, as an increase the in CRE portfolio was offset by further contraction in the C&I portfolio, resulting in $133,000 of additional provision expense. In addition, the third quarter change in specific reserves offset net charge-offs by $116,000. Loan growth in the fourth quarter totaled $151 million, contributing to approximately $2.6 million in additional provision expense.

The pandemic has had a material impact on Bancorp’s quarterly ACL on loans calculations for 2020. While Bancorp has not yet experienced credit quality issues resulting in charge-offs related to the pandemic, the ACL calculation for loans and resulting provision were significantly impacted by changes in forecasted economic conditions. Should the forecast for economic conditions worsen, Bancorp could experience further increases in its required ACL and record additional provision expense. While the execution of payment deferrals under the CARES ACT has assisted credit quality ratios, it is possible that asset quality could worsen at future measurement periods if the effects of the pandemic are prolonged.

In connection with the adoption of ASC 326, Bancorp analyzed its unused lines of credit and recorded credit loss expense for off-balance sheet credit exposures (non-interest expense) totaling $375,000 and $1.5 million during the first and second quarters of 2020. The second quarter increase directly correlated to the increased availability due to C&I line of credit pay downs. Further declines in line of credit utilization resulted in an additional $550,000 of such expense in the third quarter. In the fourth quarter of 2020, the reserve was reduced by $900,000 to a balance of $5.4 million, with the majority of the decline attributed to an increase in C&I line of utilization.

During the second quarter of 2020, a large CRE relationship was placed on non-accrual status and received a $2 million specific reserve allocation within the ACL on loans. The borrower did not receive PPP funds, the loan was current at the time of non-accrual classification and each subsequent quarter end, and no payments related to the loan have been deferred. During the fourth quarter, an additional $1 million in specific reserve allocation was attributed to this relationship.

Summary of Loan and Lease Loss Experience

The table below reflects activity in the ACL related to loans for the year ended December 31, 2020, presented in accordance with ASC 326:

Year ended December 31, 2020 (in thousands)	Beginning Balance	Impact of Adopting ASC 326	Initial ACL on Loans Purchased with Credit Deterioration	Provision for Credit Losses	Charge-offs	Recoveries	Ending Balance

Commercial real estate - non-owner occupied	$5,235	$2,946	$152	$11,194	$(143)	$12	$19,396
Commercial real estate - owner occupied	3,327	1,542	1,350	2,115	(1,351)	-	6,983
Total commercial real estate	8,562	4,488	1,502	13,309	(1,494)	12	26,379

Commercial and industrial - term	6,782	365	-	1,832	(18)	9	8,970
Commercial and industrial - lines of credit	5,657	(1,528)	-	(515)	-	-	3,614
Total commercial and industrial	12,439	(1,163)	-	1,317	(18)	9	12,584

Residential real estate - owner occupied	1,527	1,087	99	737	(79)	18	3,389
Residential real estate - non-owner occupied	947	429	-	442	(2)	2	1,818
Total residential real estate	2,474	1,516	99	1,179	(81)	20	5,207

Construction and land development	2,105	3,056	-	902	-	56	6,119
Home equity lines of credit	728	114	-	53	-	-	895
Consumer	100	264	34	91	(508)	359	340
Leases	237	(4)	-	28	-	-	261
Credit cards - commercial	146	(50)	-	39	-	-	135
Total net loan (charge-offs) recoveries	$26,791	$8,221	$1,635	$16,918	$(2,101)	$456	$51,920

The table below reflects activity in the ACL related to loans for the years ended December 31, 2019 and 2018, presented in accordance with ASC 310 prior to the adoption of ASC 326:

Year ended December 31, 2019 (in thousands)	Beginning Balance	Provision for Credit Losses	Charge-offs	Recoveries	Ending Balance

Real estate mortgage	$10,681	$1,021	$(38)	$100	$11,764
Commercial and industrial	11,965	684	(94)	267	12,822
Construction and development	1,760	(644)	-	203	1,319
Undeveloped land	752	34	-	-	786
Consumer	376	(95)	(552)	371	100
	$25,534	$1,000	$(684)	$941	$26,791

Year ended December 31, 2018 (in thousands)	Beginning Balance	Provision for Credit Losses	Charge-offs	Recoveries	Ending Balance

Real estate mortgage	$11,012	$(261)	$(132)	$62	$10,681
Commercial and industrial	11,276	2,539	(2,404)	554	11,965
Construction and development	1,724	36	-	-	1,760
Undeveloped land	521	231	-	-	752
Consumer	352	160	(476)	340	376
	$24,885	$2,705	$(3,012)	$956	$25,534

Selected ratios relating to the allowance follow:

Years Ended December 31,	2020	2019	2018

Provision for credit losses to average loans	0.51%	0.04%	0.11%
Net charge-offs/(recoveries) to average loans	0.05%	(0.01)%	0.08%
Allowance for credit losses to average loans	1.57%	0.99%	1.02%
Allowance for credit losses to total loans	1.47%	0.94%	1.00%
Allonace for credit losses to total loans (excluding PPP)	1.74%	—	—

Premises and Equipment

Premises and equipment experienced minimal fluctuation between December 31, 2020 and December 31, 2019 as new locations were added in both periods. Three new locations were added in the second quarter of 2019 as part of the KSB acquisition and an additional branch location was added in the third quarter of 2019. In 2020, Bancorp opened an additional branch in the Cincinnati MSA, as well as another location in Louisville. As of December 31, 2020, Bancorp has 44 full service banking center locations; 33 in the Louisville MSA, 6 in the Cincinnati MSA and 5 in the Indianapolis MSA.

Goodwill

At December 31, 2020, Bancorp had $13 million in goodwill recorded on its balance sheet. Events that may trigger goodwill impairment include deterioration in economic conditions, a decline in market-dependent multiples or metrics, negative trends in overall financial performance and regulatory action. More specifically, a sustained decline in stock price could be considered a triggering event. Similar to other financial institutions, the COVID-19 pandemic and related economic crisis has caused volatility to Bancorp’s stock price. Management compared the fair value of the commercial banking segment to the carrying value recorded on the balance sheet and other factors, and concluded its goodwill was not impaired based on testing performed as of December 31, 2020. Additionally, Bancorp’s stock has traded above book value for the entirety of 2020.

Other Assets and Other Liabilities

Other assets increased $20 million, or 40%, as of December 31, 2020 compared to December 31, 2019 while other liabilities increased $27 million, or 45%, for the same respective periods.

Market value changes on interest rate swap transactions maintained for certain loan customers played a large role in the increases for both other asset and other liabilities. Bancorp enters into these interest rate swap transactions with borrowers who desire to hedge exposure to rising interest rates, while at the same time entering into an offsetting interest rate swap, with substantially matching terms, with another approved independent counterparty. These are undesignated derivative instruments and are recognized on the balance sheet at fair value via both an asset and a related liability as Bancorp has an agreement with the borrower (the asset) and the counterparty (the liability). Because of matching terms of offsetting contracts and collateral provisions mitigating any non-performance risk, changes in fair value have an offsetting effect on the related asset and liability. For this reason, the market value changes over the past 12 months stemming from the declining interest rate environment have resulted in increases to both the asset and liability associated with these transactions. For additional information, see the footnote titled “Derivative Financial Instruments.”

Further, other assets and other liabilities each experienced increases associated with tax credit investments, as Bancorp recorded obligations on such investments by increasing the related asset and recording a liability for the related future contributions. An increase in Bancorp’s DTAs associated with growth in the ACL for loans and deferred PPP loan fees also contributed to the year over prior year increase in other assets, while other liabilities experienced a substantial increase in 2020 relating to the accrual for losses on off-balance sheet credit exposures stemming from a rise in unused commitments and qualitative loss factor adjustments within the CECL model.

Deposits

Average deposit balances and average rates paid on such deposits for the years indicated are summarized as follows:

	2020		2019		2018
Years Ended December 31, (dollars in thousands)	Average balance	Average rate	Average balance	Average rate	Average balance	Average rate

Non-interest bearing demand deposits	$1,100,942	—%	$765,103	—%	$703,453	—%
Interest bearing demand deposits	1,133,308	0.16	875,897	0.57	811,748	0.49
Savings deposits	190,368	0.02	166,509	0.17	156,212	0.20
Money market deposits	771,363	0.19	695,411	1.02	660,222	0.84
Time deposits	412,506	1.74	406,176	2.02	278,888	1.29

Total Average Deposits	$3,608,487		$2,909,096		$2,610,523

Maturities of time deposits of $250,000 or more at December 31, 2020 are summarized as follows:

(in thousands)

3 months or less	$20,041
Over 3 through 6 months	12,986
Over 6 through 12 months	20,580
Over 12 months	19,458
Total	$73,065

Total deposits increased $855 million, or 27%, from December 31, 2019 to December 31, 2020 with non-interest bearing deposits representing $377 million of the increase. Both ending and average deposit balances finished at record levels as of December 31, 2020, largely as a result of the PPP, as well as customers holding higher levels of liquidity in general due to economic uncertainty. Some commercial customers who were awarded PPP funding have utilized the funding held on deposit at the Bank to strengthen their balance sheets. Bancorp relied on deposit growth in addition to excess cash on hand to fund PPP loans with no reliance placed on external funding sources. In addition, some maturing certificates of deposit are not being renewed in the current low interest rate environment.

Securities Sold Under Agreement to Repurchase

Information regarding SSUAR follows:

December 31, (dollars in thousands)	2020	2019
Outstanding balance at end of period	$47,979	$31,895
Weighted average interest rate at end of period	0.05%	0.22%

Years Ended December 31, (dollars in thousands)	2020	2019	2018

Average outstanding balance during the period	$40,363	$38,555	$62,580
Average interest rate during the period	0.09%	0.26%	0.25%
Maximum outstanding at any month end during the period	$47,979	$52,599	$74,725

SSUARs are collateralized by securities and are treated as financings; accordingly, the securities involved with the agreements are recorded as assets and are held by a safekeeping agent and the obligations to repurchase the securities are reflected as liabilities. All securities underlying the agreements are under the Bank’s control.

SSUARs totaled $48 million and $32 million at December 31, 2020 and December 31, 2019, respectively.  The majority of SSUARs are subject to immediate repricing. The increase in SSUAR is attributed to the trend of customers maintaining higher balances in general during 2020.

FHLB Advances

FHLB advances decreased $48 million, or 60%, to $32 million at December 31, 2020 as the result of maturing advances not being renewed or replaced and the elective penalty-free pay down of $10 million in advances during the second quarter. Included in 2020 maturities was a $20 million three-month rolling advance related to a five-year rate swap (cash flow hedge) that was entered into in 2015. Both the advance and the interest rate swap matured without renewal during the fourth quarter of 2020. See the Footnote titled “Derivative Financial Instruments,” for additional detail regarding interest rate swaps.

In connection with the 2019 KSB acquisition, Bancorp assumed $43 million FHLB term advances and chose to retain them on balance sheet based upon the then-favorable rate and terms in the overall execution of Bancorp’s asset liability management strategy. These advances have not been replaced as they have matured.

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

As of December 31, 2020, Bancorp had not experienced any significant funding issues related to the PPP or the pandemic in general. A significant portion of the funds borrowed have remained in the form of commercial deposits and have generally been slow to outflow, as customers have utilized the funds to strengthen their balance sheets similar to the Great Recession. In addition, federal stimulus checks and more lucrative unemployment benefits have also contributed to higher than normal deposit balances. If a liquidity issue arose, Bancorp would utilize overnight funds from the FHLB (the lowest costing source), in which Bancorp has available credit of $804 million as of December 31, 2020.

Bancorp’s most liquid assets are comprised of cash and due from banks, FFS and AFS debt securities. FFS and interest bearing deposits totaled $275 million and $203 million at December 31, 2020 and December 31, 2019, respectively. FFS normally have overnight maturities while interest-bearing deposits in banks are accessible on demand. These investments are used for general daily liquidity purposes. The fair value of the AFS debt security portfolio was $587 million and $471 million at December 31, 2020 and December 31, 2019, respectively. The investment portfolio includes scheduled maturities of $27 million and expected cash flows on amortizing AFS debt securities of approximately $167 million (based on scheduled payments and assumed pre-payment speeds as of December 31, 2020) over the next 12 months. Combined with FFS and interest bearing deposits from banks, AFS debt securities offer substantial resources to meet either loan growth or reductions in Bancorp’s deposit funding base. Bancorp pledges portions of its investment securities portfolio to secure public funds, cash balances of certain WM&T accounts and SSUAR. At December 31, 2020, total investment securities pledged for these purposes comprised 86% of the AFS debt securities portfolio, leaving approximately $82 million of unpledged AFS debt securities.

Bancorp has a large base of core customer deposits, defined as time deposits less than or equal to $250,000, demand, savings, money market deposit accounts and excludes brokered deposits. At December 31, 2020, such deposits totaled $3.9 billion and represented 98% of Bancorp’s total deposits, as compared with $3.0 billion, or 96% of total deposits at December 31, 2019. Because these core deposits are less volatile and are often tied to other products of Bancorp through long lasting relationships, they do not place undue pressure on liquidity. However, many of Bancorp’s individual depositors are currently maintaining historically high balances. These excess balances may be more sensitive to market rates, with potential decreases possibly straining Bancorp’s liquidity position.

As of December 31, 2020 and December 31, 2019, Bancorp held brokered deposits totaling $25 million and $30 million, respectively. These deposits are scheduled to mature over the first three quarters of 2021.

Included in total deposit balances at December 31, 2020 and 2019 were $355 million and $217 million, respectively, of public funds generally comprised of accounts from local government agencies and public school districts in the markets in which Bancorp operates. Bancorp has historically considered these to be long-term relationships.

Bancorp is a member of the FHLB of Cincinnati. As a member of the FHLB, Bancorp has access to credit products of the FHLB. Bancorp views these borrowings as a potential low cost alternative to brokered deposits. At December 31, 2020 and December 31, 2019, available credit from the FHLB totaled $804 million and $599 million, respectively. The increase in available credit during 2020 is due to pledging a portion of the PPP portfolio, which increased our collateral-based borrowing capacity. See the footnote titled “FHLB Advances” for additional detail.  Additionally, Bancorp had unsecured available FFP lines with correspondent banks totaling $80 million at December 31, 2020 and $105 million December 31, 2019. The decrease is the result of closing of an inactive correspondent relationship during the second quarter of this year.

During the normal course of business, Bancorp enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through Bancorp’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of Bancorp’s liquidity.

Bancorp’s principal source of cash revenue is dividends paid to it as the sole shareholder of the Bank. As discussed in the footnote titled “Commitments and Contingent Liabilities,” as of January 1st of any year, the Bank may pay dividends in an amount equal to the Bank’s net income of the prior two years less any dividends paid for the same two years. At December 31, 2020, the Bank may pay an amount equal to $74 million in dividends to Bancorp without regulatory approval subject to ongoing capital requirements of the Bank.

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

Bancorp provides customers with off-balance sheet credit support through loan commitments and standby letters of credit. Unused loan commitments increased $218 million as of December 31, 2020 compared to December 31, 2019 consistent with the pay down activity seen for C&I lines of credit and significantly lower line utilization rates stemming from customer use of PPP funding. The C&I line utilization rate fell from 43% at December 31, 2019 to 28% at December 31, 2020.

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

Additional detail regarding credit-related financial instruments, including both commitments to extend credit and letters of credit at December 31, 2020 are as follows:

	Amount of commitment expiration per period
	Less than	1-3	3-5	Over 5
(in thousands)	1 year	years	years	years	Total

Unused loan commitments	$846,721	$204,600	$97,848	$217,178	$1,366,347
Standby letters of credit	23,427	830	168	—	24,425

At December 31, 2020 and December 31, 2019, Bancorp had accrued $5.4 million and $350,000, respectively, in other liabilities for its estimate of inherent risks related to unfunded credit commitments. In accordance with the adoption of ASC 326 on January 1, 2020, Bancorp’s ACL on off-balance sheet credit exposures was increased from $350,000 at December 31, 2019 to $3.9 million ($2.6 million net of the DTA) with the offset recorded to retained earnings on a tax-effected basis, with no impact on earnings. Also, based on periodic analysis of its unused lines of credit, Bancorp recorded $1.5 million in additional off-balance sheet credit exposure expense for the year ended December 31, 2020. The increase is related to underlying CECL model factors and a significant decline in line of credit usage related to the pandemic.

Standby letters of credit are conditional commitments issued by Bancorp to guarantee the performance of a customer to a third party beneficiary. Those guarantees are primarily issued to support commercial transactions. Standby letters of credit generally have maturities of one to two years.

In addition to owned banking facilities, Bancorp has entered into long-term leasing arrangements for certain branch facilities. Bancorp also has required future payments for a non-qualified defined benefit retirement plan, FHLB advances, time deposit maturities and other obligations.

Required payments under such commitments at December 31, 2020 are as follows:

	Payments due by period
	Less than	1-3	3-5	Over 5
(in thousands)	1 year	years	years	years	Total

Time deposit maturities	$289,702	$88,667	$14,011	$24	$392,404
Federal Home Loan Bank advances	12,148	268	4,216	15,007	31,639
Operating leases (1)	2,282	4,638	3,679	6,256	16,855
Defined benefit retirement plan	—	—	274	3,004	3,278
Other (2)	1,227	5,212	1,691	3,354	11,484

(1) Includes assumed renewals
(2) Consists primarily of contractual requirements relating to tax credit investments and community sponsorships

See the footnote titled “Commitments and Contingent Liabilities” for additional detail.

Capital

Information pertaining to Bancorp’s capital balances and ratios follows:

Years ended December 31, (dollars in thousands, except per share data)	2020	2019	2018

Stockholders’ equity	$440,701	$406,297	$366,500
Dividends per share	$1.08	$1.04	$0.96
Dividend payout ratio, based on basic EPS	41.38%	35.62%	39.18%
Tier 1 risk-based capital	12.23	12.02	13.00
Total risk-based capital	13.36	12.85	13.91
Leverage ratio	9.57	10.60	11.33

Bancorp increased its cash dividends declared to stockholders during 2020 to an annual dividend of $1.08, up from $1.04 per share in 2019 and $0.96 in 2018. This represents a payout ratio of 41.38% based on basic EPS and an annual dividend yield of 2.67% based upon an annualized fourth quarter dividend rate and year-end closing stock price.

At December 31, 2020, stockholders’ equity totaled $441 million, an increase of $34 million, or 8%, since December 31, 2019, as 2020 net income of $58.9 million and the positive change in AOCI were offset by CECL related adjustments and dividends declared. AOCI consists of net unrealized gains or losses on AFS debt securities and hedging instruments, as well as a minimum pension liability, each net of income taxes. AOCI was $8.7 million at December 31, 2020 compared with $677,000 at December 31, 2019 with the fluctuation stemming from the changing interest rate environment and corresponding valuation of the AFS debt securities portfolio. See the “Consolidated Statement of Changes in Stockholders’ Equity” for further detail of changes in equity.

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

Bank holding companies and their subsidiary banks are required by regulators to meet risk-based capital standards. These standards, or ratios, measure the relationship of capital to a combination of balance sheet and off-balance sheet risks. The value of both balance sheet and off-balance sheet items are adjusted to reflect credit risks. See the footnote titled “Regulatory Matters” for additional detail regarding regulatory capital requirements, as well as capital ratios of Bancorp and the Bank. The Bank exceeds regulatory capital ratios required to be well-capitalized. Regulatory framework does not define well-capitalized for holding companies. Management considers the effects of growth on capital ratios as it contemplates plans for expansion.

The following table sets forth consolidated Bancorp’s and the Bank’s risk based capital ratios:

December 31,	2020	2019

Total risk-based capital (1)
Consolidated	13.36%	12.85%
Bank	12.99	12.20

Common equity tier 1 risk-based capital (1)
Consolidated	12.23	12.02
Bank	11.85	11.37

Tier 1 risk-based capital (1)
Consolidated	12.23	12.02
Bank	11.85	11.37

Leverage (2)
Consolidated	9.57	10.60
Bank	9.26	10.67

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

As noted in the table above, Bancorp and the Bank experienced a decline in leverage ratio from December 31, 2019 to December 31, 2020. The leverage ratio, which consists of tier-1 capital divided by adjusted quarterly average assets, was negatively impacted due to the larger balance sheet growth attributed to participation in the initial round of PPP during the second quarter of 2020. Bancorp is projecting to book approximately 1,300 of “second draw” PPP loans totaling $220 million relating to the second round of PPP. This will normalize over time, as PPP loans pay-off early or ultimately mature.

Banking regulators have categorized the Bank as well-capitalized. The regulations in accordance with Basel III define “well-capitalized” as a 6.5% Common Equity Tier 1 Risk-Based Capital ratio, an 8.0% Tier 1 Risk-Based Capital ratio, a 10.0% Total Risk-Based Capital ratio and a 5.0% Tier 1 Leverage ratio.

Additionally, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, Bancorp and Bank must hold a capital conservation buffer composed of Common Equity Tier 1 Risk-Based Capital above minimum risk-based capital requirements. The capital conservation buffer set forth by the Basel III regulatory capital framework was 2.5% of risk-weighted assets above the minimum risk based capital ratio requirements at December 31, 2020 and December 31, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. At December 31, 2020 and December 31, 2019, Bancorp’s and SYB’s risk based capital exceeded the required capital conservation buffer.

Bancorp continues to exceed the regulatory requirements for Total Risk Based Capital, Common Equity Tier I Risk Based Capital, Tier I Risk Based Capital and Tier I Leverage. Bancorp and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB and the FDIC, in addition to the capital conservation buffer. There are no conditions or events since December 31, 2020 that management believes have changed Bancorp’s well-capitalized status.

As permitted by the interim final rule issued on March 27, 2020 by the federal banking regulatory agencies, Bancorp elected the option to delay the estimated impact on regulatory capital related to the adoption of ASC 326 “Financial Instruments – Credit Losses,” or CECL, which was effective January 1, 2020. The initial impact of adoption of ASC 326, as well as 25% of the quarterly increases in the ACL subsequent to adoption of ASC 326 (collectively the “transition adjustments”) were declared to be delayed for two years. After two years, the cumulative amount of the transition adjustments will become fixed and will be phased out of the regulatory capital calculations evenly over a three-year period, with 75% recognized in year three, 50% recognized in year four and 25% recognized in year five. After five years, the temporary regulatory capital benefits will be fully reversed. Had Bancorp not elected to defer the regulatory capital impact of CECL, the post ASC 326 adoption capital ratios of Bancorp and the Bank would still have exceeded the well-capitalized level.

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

Bancorp’s AFS debt securities and interest rate swaps are recorded at fair value on a recurring basis. Other accounts including mortgage loans held for sale, MSRs, impaired loans and OREO may be recorded at fair value on a non-recurring basis, generally in the application of lower of cost or market adjustments or write-downs of specific assets.

The AFS debt securities portfolio is comprised of U.S. Treasury and other U.S. government obligations, debt securities of U.S. government-sponsored corporations (including mortgage-backed securities), and obligations of state and political subdivisions. U.S. Treasury securities are priced using quoted prices of identical securities in an active market. These measurements are classified as Level 1 in the hierarchy above. All other securities are priced using standard industry models or matrices with various assumptions such as yield curves, volatility, prepayment speeds, default rates, time value, credit rating and market prices for similar instruments. These assumptions are generally observable in the market place and can be derived from or supported by observable data. These measurements are classified as Level 2 in the hierarchy above.

Interest rate swaps are valued using primarily Level 2 inputs. Fair value measurements generally based on benchmark forward yield curves and other relevant observable market data. For purposes of potential valuation adjustments to derivative positions, Bancorp evaluates the credit risk of its counterparties as well as its own credit risk. To date, Bancorp has not realized any losses due to a counterparty’s inability to perform and the change in value of derivative assets and liabilities attributable to credit risk was not significant during 2018, 2019 and 2020.

MSRs, carried in other assets and recorded at fair value upon capitalization, are amortized to correspond with estimated servicing income and are periodically assessed for impairment based on fair value at the reporting date. Fair value is based on a valuation model that calculates the present value of estimated net servicing income. The model incorporates assumptions that market participants would use in estimating future net servicing income. These measurements are classified as Level 3. At December 31, 2020 and 2019, there was no valuation allowance for MSRs, as fair value exceeded carrying value.

Loans considered to be collateral dependent are measured for impairment and, if indicated, a specific allocation is established based on the value of underlying collateral. Collateral dependent loans include non-accrual loans and loans accounted for as TDRs. For collateral dependent loans, fair value amounts represent only those loans with specific valuation allowances and loans charged down to their carrying value. At December 31, 2020 and December 31, 2019, the carrying value of collateral dependent loans measured at fair value on a non-recurring basis was $7.5 million and $7.3 million. These measurements are classified as Level 3.

OREO, which is carried in other assets at the lower of cost or fair value, is periodically assessed for impairment based on fair value at the reporting date. Fair value is commonly based on recent real estate appraisals or valuations performed by internal or external parties which use judgments and assumptions that are property-specific and sensitive to changes in the overall economic environment. Appraisals may be further discounted based on management’s historical knowledge and/or changes in market conditions from the date of the most recent appraisal. Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3. OREO is equal to the carrying value of only parcels of OREO for which carrying value equals appraised value. If a parcel of OREO has a carrying value below its appraised value, it is not considered to be carried at fair value. The losses represent write-downs which occurred during the period indicated. At December 31, 2020 and 2019, the carrying value of OREO was $281,000 and $493,000.

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

The following consolidated financial statements of Bancorp, and reports of independent registered public accounting firms and management are included below:

Consolidated Balance Sheets - December 31, 2020 and 2019

Consolidated Statements of Income - years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Comprehensive Income - years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Changes in Stockholders’ Equity - years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Cash Flows - years ended December 31, 2020, 2019 and 2018

Footnotes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firms

Management’s Report on Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

December 31, (in thousands, except per share data)

	December 31,	December 31,
	2020	2019
Assets
Cash and due from banks	$43,179	$46,863
Federal funds sold and interest bearing due from banks	274,766	202,861
Total cash and cash equivalents	317,945	249,724

Mortgage loans held for sale	22,547	8,748
Available for sale debt securities (amortized cost of $574,722 in 2020 and $469,313 in 2019, respectively)	586,978	470,738
Federal Home Loan Bank stock, at cost	11,284	11,284
Loans	3,531,596	2,845,016
Allowance for credit losses	51,920	26,791
Net loans	3,479,676	2,818,225

Premises and equipment, net	58,015	58,618
Bank owned life insurance	33,250	32,557
Accrued interest receivable	13,094	8,534
Goodwill	12,513	12,513
Core deposit intangible	1,962	2,285
Other assets	71,365	50,971
Total assets	$4,608,629	$3,724,197

Liabilities
Deposits:
Non-interest bearing	$1,187,057	$810,475
Interest bearing	2,801,577	2,323,463
Total deposits	3,988,634	3,133,938

Securities sold under agreements to repurchase	47,979	31,895
Federal funds purchased	11,464	10,887
Federal Home Loan Bank advances	31,639	79,953
Accrued interest payable	391	640
Other liabilities	87,821	60,587
Total liabilities	4,167,928	3,317,900

Commitments and contingent liabilities (Footnote 19)	—	—

Stockholders’ equity
Preferred stock, no par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value. Authorized 40,000,000 shares; issued and outstanding 22,692,000 and 22,604,000 shares in 2020 and 2019, respectively	36,500	36,207
Additional paid-in capital	41,886	35,714
Retained earnings	353,574	333,699
Accumulated other comprehensive income	8,741	677
Total stockholders’ equity	440,701	406,297
Total liabilities and stockholders’ equity	$4,608,629	$3,724,197

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, (in thousands, except per share data)

	2020	2019	2018
Interest income:
Loans, including fees	$137,699	$134,469	$118,626
Federal funds sold and interest bearing due from banks	738	2,933	1,307
Mortgage loans held for sale	533	182	166
Federal Home Loan Bank stock	253	548	509
Securities available for sale
Taxable	8,432	9,291	8,492
Tax-exempt	216	469	832
Total interest income	147,871	147,892	129,932
Interest expense:
Deposits	10,478	20,560	13,441
Securities sold under agreements to repurchase	37	101	157
Federal funds purchased and other short-term borrowing	35	217	835
Federal Home Loan Bank advances	1,400	1,640	924
Subordinated debentures	—	26	—
Total interest expense	11,950	22,544	15,357
Net interest income	135,921	125,348	114,575
Provision for credit losses on loans	16,918	1,000	2,705
Net interest income after provision	119,003	124,348	111,870
Non-interest income:
Wealth management and trust services	23,406	22,643	21,536
Deposit service charges	4,161	5,193	5,431
Debit and credit card income	8,480	8,123	6,769
Treasury management fees	5,407	4,992	4,571
Mortgage banking income	6,155	2,934	2,413
Net investment product sales commissions and fees	1,775	1,498	1,677
Bank owned life insurance	693	1,031	1,129
Other	1,822	3,014	1,540
Total non-interest income	51,899	49,428	45,066
Non-interest expenses:
Compensation	51,368	50,319	46,104
Employee benefits	11,064	10,691	9,875
Net occupancy and equipment	8,414	8,379	7,610
Technology and communication	8,500	7,098	6,569
Debit and credit card processing	2,606	2,493	2,328
Marketing and business development	2,383	3,627	3,099
Postage, printing and supplies	1,778	1,652	1,558
Legal and professional	2,392	3,014	2,614
FDIC insurance	1,217	245	961
Amortization of investments in tax credit partnerships	3,096	1,078	1,237
Capital and deposit based taxes	4,386	3,870	3,325
Credit loss expense for off-balance sheet exposures	1,500	—	—
Other	4,455	5,650	4,108
Total non-interest expenses	103,159	98,116	89,388
Income before income tax expense	67,743	75,660	67,548
Income tax expense	8,874	9,593	12,031
Net income	$58,869	$66,067	$55,517
Net income per share - basic	$2.61	$2.92	$2.45
Net income per share - diluted	$2.59	$2.89	$2.42
Weighted average outstanding shares:
Basic	22,563	22,598	22,619
Diluted	22,768	22,865	22,944

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, (in thousands)

	2020	2019	2018
Net income	$58,869	$66,067	$55,517
Other comprehensive income:
Change in unrealized gain (loss) on AFS debt securities	10,831	8,172	(3,865)
Change in fair value of derivatives used in cash flow hedge	(109)	(567)	220
Minimum pension liability adjustment	(103)	(207)	219
Total other comprehensive income (loss) before income tax expense	10,619	7,398	(3,426)
Tax effect	2,555	1,579	(720)
Total other comprehensive income (loss), net of tax	8,064	5,819	(2,706)
Comprehensive income	$66,933	$71,886	$52,811

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years Ended December 31, 2020, 2019 and 2018

					Accumulated
	Common stock		Additional		other	Total
	Number of		paid-in	Retained	comprehensive	stockholders'
(in thousands, except per share data)	shares	Amount	capital	earnings	income (loss)	equity

Balance, January 1, 2018	22,679	$36,457	$31,924	$267,193	$(1,930)	$333,644

2018 Activity:
Net income	—	—	—	55,517	—	55,517
Other comprehensive income	—	—	—	—	(2,706)	(2,706)
Stock compensation expense	—	—	4,027	—	—	4,027
Reclassification adjustment - ASU 2018-02	—	—	—	506	(506)	—
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations	75	249	987	(3,394)	—	(2,158)
Cash dividends declared, $0.96 per share	—	—	—	(21,824)	—	(21,824)
Shares cancelled	(5)	(17)	(141)	158	—	—
Balance, December 31, 2018	22,749	$36,689	$36,797	$298,156	$(5,142)	$366,500

Balance, January 1, 2019	22,749	$36,689	$36,797	$298,156	$(5,142)	$366,500

2019 Activity:
Net income	—	—	—	66,067	—	66,067
Other comprehensive income	—	—	—	—	5,819	5,819
Stock compensation expense	—	—	3,578	—	—	3,578
Repurchase of common stock	(259)	(861)	(8,303)	—	—	(9,164)
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations	116	385	3,701	(7,010)	—	(2,924)
Cash dividends declared, $1.04 per share	—	—	—	(23,579)	—	(23,579)
Shares cancelled	(2)	(6)	(59)	65	—	—
Balance, December 31, 2019	22,604	$36,207	$35,714	$333,699	$677	$406,297

Balance, January 1, 2020	22,604	$36,207	$35,714	$333,699	$677	$406,297

2020 Activity:
Impact of adoption of ASC 326	—	—	—	(8,823)	—	(8,823)
Net income	—	—	—	58,869	—	58,869
Other comprehensive income	—	—	—	—	8,064	8,064
Stock compensation expense	—	—	3,262	—	—	3,262
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations	93	306	3,035	(5,831)	—	(2,490)
Cash dividends declared, $1.08 per share	—	—	—	(24,478)	—	(24,478)
Shares cancelled	(5)	(13)	(125)	138	—	—
Balance, December 31, 2020	22,692	$36,500	$41,886	$353,574	$8,741	$440,701

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, (in thousands)

	2020	2019	2018
Cash flows from operating activities:
Net income	$58,869	$66,067	$55,517
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses on loans	16,918	1,000	2,705
Depreciation, amortization and accretion, net	9,743	4,880	5,782
Deferred income tax benefit	(7,508)	(5,852)	(268)
Gain on other investment activities	—	—	(113)
Gain on sale of mortgage loans held for sale	(4,713)	(1,907)	(1,443)
Origination of mortgage loans held for sale	(258,525)	(108,020)	(71,807)
Proceeds from sale of mortgage loans held for sale	249,439	102,854	74,539
Bank owned life insurance income	(693)	(1,030)	(1,129)
Loss on the disposal of premises and equipment	(150)	372	56
Loss (gain) on the sale of other real estate owned	73	7	(102)
Stock compensation expense	3,262	3,578	4,027
Excess tax benefit from share-based compensation arrangements	(452)	(812)	(549)
Net change in accrued interest receivable and other assets	(20,880)	(2,786)	(582)
Net change in accrued interest payable and other liabilities	31,742	85	(744)
Net cash provided by operating activities	77,125	58,436	65,889
Cash flows from investing activities:
Purchases of available for sale debt securities	(455,368)	(702,441)	(768,407)
Proceeeds from sales of acquired available for sale debt securities	—	12,427	—
Proceeds from maturities and paydowns of available for sale debt securities	348,736	678,039	901,512
Purchase of Federal Home Loan Bank stock	—	—	(2,724)
Proceeds from redemption of Federal Home Loan Bank stock	—	591	—
Proceeds from redemption of acquired Federal Reserve Bank stock	—	490	—
Proceeds from redemption of interest bearing due from banks	—	1,761	—
Proceeds from the sale of held for investment loans	2,794	—	—
Net change in traditional loans	(144,353)	(131,734)	(137,835)
Net change in PPP loans	(550,186)	—	—
Purchases of premises and equipment	(5,458)	(5,098)	(7,057)
Proceeds from sale or disposal of premises and equipment	1,240	2,907	230
Proceeds from surrender of acquired bank owned life insurance	—	3,431	—
Proceeds from bank owned life insurance mortality benefit	—	1,878	—
Other investment activities	(2,381)	(2,766)	(1,184)
Proceeds from sales of other real estate owned	258	2,028	3,895
Cash for acquisition, net of cash acquired	—	(24,686)	—
Net cash used in investing activities	(804,718)	(163,173)	(11,570)
Cash flows from financing activities:
Net change in deposits	854,618	213,913	216,061
Net change in securities sold under agreements to repurchase and federal funds purchased	16,661	(5,125)	(185,484)
Proceeds from Federal Home Loan Bank advances	100,000	120,000	120,000
Repayments of Federal Home Loan Bank advances	(148,495)	(131,726)	(121,281)
Repayment of acquired bank holding company line of credit	—	(2,300)	—
Redemption of acquired bank subordinated debentures	—	(3,609)	—
Repurchase of common stock	(2,265)	(11,817)	(2,004)
Share repurchases related to compensation plans	(224)	(272)	(154)
Cash dividends paid	(24,481)	(23,542)	(21,766)
Net cash provided by financing activities	795,814	155,522	5,372
Net change in cash and cash equivalents	68,221	50,785	59,691
Beginning cash and cash equivalents	249,724	198,939	139,248
Ending cash and cash equivalents	$317,945	$249,724	$198,939

(continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Years Ended December 31, (in thousands)

	2020	2019	2018
Supplemental cash flow information:
Interest paid	$12,199	$22,666	$14,827
Income tax paid, net of refunds	12,468	13,938	7,227
Cash paid for operating lease liabilities (1)	2,218	2,170	2,099

Supplemental non-cash activity:
Unfunded commitments in tax credit investments	$8,958	$4,012	4,105
Initial recognition of right-of-use lease assets	—	16,747	—
Initial recognition operating lease liabilities	—	18,067	—
Loans purchased and not settled	5,000	—	4,992
Loans transferred to OREO	119	1,160	2,170

Liabilities assumed in conjunction with acquisition:
Fair value of assets acquired	$—	$204,613	$—
Cash paid in acquisition	—	28,000	—
Liabilities assumed	$—	$176,613	$—

(1) Cash paid for operating lease liabilities in 2018 was determined pre-adoption of ASU 2016-02 in 2019.

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

Nature of Operations and Principles of Consolidation – Stock Yards Bancorp, Inc. (“Bancorp” or “the Company”) is a FHC headquartered in Louisville, Kentucky. The accompanying consolidated financial statements include the accounts of its wholly owned subsidiary, SYB (“the Bank”). Intercompany transactions and balances are eliminated in consolidation. The consolidated financial statements of Bancorp and its subsidiary have been prepared in conformity with GAAP and adhere to predominant practices within the banking industry.

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

WM&T provides investment management, company retirement plan management, retirement planning, trust, estate and financial planning services in all markets in which Bancorp operates. The magnitude of WM&T revenue distinguishes Bancorp from other community banks of similar asset size.

Critical Accounting Policies and Estimates – To prepare financial statements in conformity with GAAP, management must make estimates and assumptions that require difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy, including pandemic-related changes, and changes in the financial condition of borrowers.

Bancorp’s accounting policies are fundamental to understanding management’s discussion and analysis of our results of operations and financial condition. At December 31, 2019 and 2020, the significant accounting policy considered the most critical in preparing Bancorp’s consolidated financial statements is the determination of the ACL on loans.

On January 1, 2020, Bancorp adopted ASC 326 “Financial Instruments – Credit Losses,” which created material changes to Bancorp’s existing critical accounting policy that existed at December 31, 2019. Accounting policies relating to credit losses for investment securities, loans and off-balance sheet credit exposures reflect the current accounting policies required by this ASC. Disclosures relating to prior year accounting policies can be found in the 2019 Report on Form 10-K.

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

Accounting for Business Acquisitions – Bancorp accounts for acquisitions in accordance with the acquisition method as outlined in ASC Topic 805, Business Combinations. The acquisition method requires: a) identification of the entity that obtains control of the acquiree; b) determination of the acquisition date; c) recognition and measurement of the identifiable assets acquired and liabilities assumed, and any non-controlling interest in the acquiree; and d) recognition and measurement of goodwill or bargain purchase gain.

Identifiable assets acquired, liabilities assumed, and any non-controlling interest in acquirees are generally recognized at their acquisition-date (“day-one”) fair values based on the requirements of ASC Topic 820, Fair Value Measurements and Disclosures. The measurement period for day-one fair values begins on the acquisition date and ends at the earlier of: (a) the day management believes it has all the information necessary to determine day-one fair values; or (b) one year following the acquisition date. In many cases, the determination of day-one fair values requires management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly complex and subjective in nature and subject to recast adjustments, which are retrospective adjustments to reflect new information existing at the acquisition date affecting day-one fair values. More specifically, these recast adjustments may be made, as market value data, such as valuations, are received by the Bank. Increases or decreases to day-one fair values are reflected with a corresponding increase or decrease to bargain purchase gain or goodwill.

Acquisition related costs are expensed as incurred unless those costs are related to issuing debt or equity securities used to finance the acquisition.

Cash Equivalents – Cash and cash equivalents include cash and due from banks, FFS and interest bearing due from banks as segregated in the accompanying consolidated balance sheets.

Debt Securities – Bancorp determines the classification of debt securities at the time of purchase. Debt securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost. Debt securities not classified as held to maturity are classified as AFS and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in AOCI, net of tax. All debt securities were classified as AFS at December 31, 2020 and December 31, 2019.

Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific-identification method. Amortization of premiums and discounts are recognized in interest income over the period to maturity using the interest method, except for premiums on callable debt securities, which are amortized to their earliest call date.

Bancorp has made a policy election to exclude accrued interest from the amortized cost basis of debt securities and reports accrued interest separately in the consolidated balance sheets. A debt security is placed on non-accrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on non-accrual is reversed against interest income. There was no accrued interest related to AFS debt securities reversed against interest income for the years ended December 31, 2020 and 2019.

ACL – AFS Debt Securities – For AFS debt securities in an unrealized loss position, Bancorp evaluates the securities to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or non-credit related factors. Any impairment that is not credit-related is recognized in AOCI, net of tax. Credit-related impairment is recognized as an a ACL on AFS debt securities on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Accrued interest receivable is excluded from the estimate of credit losses. Both the ACL on AFS debt securities and the adjustment to net income may be reversed if conditions change. However, if Bancorp intends to sell an impaired AFS debt security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount would be recognized in earnings with a corresponding adjustment to the security’s amortized cost basis. Because the security’s amortized cost basis is adjusted to fair value, there is no ACL on AFS debt securities in this situation.

In evaluating AFS debt securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, Bancorp considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition, among other factors. There were no credit related factors underlying unrealized losses on AFS debt securities at December 31, 2020 and December 31, 2019.

Changes in the ACL on AFS debt securities are recorded as expense. Losses are charged against the ACL on AFS debt securities when management believes the uncollectability of an AFS debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Mortgage Loans Held for Sale – Mortgage originated and intended for sale in the secondary market are recorded at the lower of cost or market value on an individual loan basis, as determined by outstanding commitments from investors.

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

Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income over the life of the loan without anticipating prepayments.

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

Bancorp estimates the ACL on loans based on the underlying assets’ amortized cost basis, which is the amount at which the receivable is originated or acquired, adjusted for applicable accretion or amortization of premium, discount, and net deferred fees or costs, collection of payment, and charge-offs. In the event that collection of principal becomes uncertain, Bancorp has policies in place to reverse accrued interest in a timely manner. Therefore, Bancorp has made a policy election to exclude accrued interest from the measurement of the ACL on loans.

Expected credit losses are reflected in the ACL on loans through a charge to provision. When Bancorp deems all or a portion of a financial asset to be uncollectible, the appropriate amount is written-off and the ACL on loans is reduced by the same amount. Bancorp applies judgment to determine when a financial asset is deemed uncollectible; however, generally speaking, an asset will be considered uncollectible no later than when all efforts of collection have been exhausted and the collateral, if any, has been liquidated. Subsequent recoveries, if any, are credited to the ACL on loans when received.

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

Construction and Land Development – Consists of loans to finance the ground up construction, improvement and/or construction of owner occupied and non-owner occupied residential and commercial properties and loans secured by raw or improved land. The repayment of C&D loans is generally dependent upon the successful completion of the improvements by the builder for the end user, the leasing of the property, or sale of the property to a third party. Repayment of land secured loans is dependent upon the successful development and sale of the property, the sale of the land as is, or the outside cash flow of the owners to support the retirement of the debt. Bancorp’s construction loans may convert to real estate-secured loans once construction is completed or principal amortization payments begin, assuming the borrower retains financing with the Bank.

Commercial and Industrial – Represents loans for C&I purposes to sole proprietorships, partnerships, corporations and other business enterprises, whether secured (other than those that meet the definition of a “loan secured by real estate”) or unsecured, single payment or installment. This category includes loans originated for financing capital expenditures, loans secured by accounts receivable, inventory and other business assets such as equipment, non-real estate related construction loans in addition to non-real estate loans guaranteed by the SBA. Bancorp originates these loans for a variety of purposes across various industries. This category also includes loans to commercial banks in the U.S. This portfolio has been segregated between term loans and revolving lines of credits based on the varied characteristics of these individual loan structures.

Residential Real Estate – Includes non-revolving (closed-end) first and junior liens secured by residential real estate primarily in Bancorp’s market areas. This portfolio has been segregated between owner occupied and non-owner occupied status, as the investment nature of the latter poses additional credit risks to Bancorp.

Home Equity Lines of Credit – Similar to the above, however these are revolving (open-ended) lines of credit.

Consumer – Represents loans to individuals for personal expenditures that may be secured or unsecured. This includes pre-arranged overdraft plans, secured automobile loans and other consumer-purpose loans.

Leases – Represents a variety of leasing options to businesses to acquire equipment.

Commercial Credit Cards – Represents revolving loans to businesses to manage operating cash flows.

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

Discounted Cash flow Method – The DCF methodology is used to develop cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speeds, curtailments, time to recovery, probability of default and loss given default. The modeling of expected prepayment speeds, curtailment rates and time to recovery are based on historical internal data.

Bancorp uses regression analysis on historical internal and peer data to determine suitable loss drivers to utilize when modeling lifetime probability of default and loss given default. This analysis also determines how expected probability of default and loss given default will react to forecasted levels of the loss drivers. For all loan pools utilizing the DCF method, management utilizes the forecasted Seasonally Adjusted National Civilian Unemployment Rate as its primary loss driver, as this was determined to best correlate to historical losses.

With regard to the DCF model and the adoption of CECL on January 1, 2020, management determined that four quarters represented a reasonable and supportable forecast period with reversion back to a historical loss rate over eight quarters on a straight-line basis.

The combination of adjustments for credit expectations (default and loss) and timing expectations (prepayment, curtailment, and time to recovery) produces an expected cash flow stream at the instrument level. Instrument effective yield is calculated, net of the impacts of prepayment assumptions, and the instrument expected cash flows are then discounted at that effective yield to produce an instrument-level NPV of expected cash flows. An ACL is established for the difference between the instrument’s NPV and amortized cost basis.

Static Pool Method – The static pool methodology is utilized for the loan portfolio segments that typically have shorter durations. For each of these loan segments, Bancorp applies an expected loss ratio based on historical losses adjusted as appropriate for qualitative loss factors. Qualitative loss factors are based on management's judgment of company, market, industry or business specific data, changes in underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, non-performing and adversely rated loans and reasonable and supportable forecasts of economic conditions.

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

FHLB Stock – Bancorp is a member institution of the FHLB. Members are required to own a certain amount of stock based on the level of borrowings and other factors and may invest in additional amounts of stock. FHLB stock is carried at cost, classified as a restricted security and annually evaluated for impairment. Because this stock is viewed as a long-term investment, impairment is based on ultimate recovery of par value. Both cash and stock dividends are recorded as interest income.

Goodwill – Goodwill resulting from business acquisitions represents the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interests in the acquiree, over the fair value of the net assets assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested annually for impairment or more frequently if events and circumstances exist that indicate a goodwill impairment test should be performed.

Bancorp has selected September 30th as the date to perform its annual goodwill impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on the Bank’s balance sheet.

All goodwill is attributable to the Commercial Banking segment and is deductible for tax purposes. Based on its assessment, Bancorp believes its goodwill balance at December 31, 2020 and 2019 was not impaired and is properly recorded in the consolidated financial statements.

Other intangible assets consist of CDI assets arising from business acquisitions. CDI assets are initially measured at fair value and then amortized on an accelerated method over their estimated useful lives.

Other Assets – BOLI and other life insurance policies are carried at net realizable value, which considers applicable surrender charges. Also, Bancorp maintains life insurance policies in conjunction with its non-qualified defined benefit and non-qualified compensation plans.

OREO is carried at the lower of cost or estimated fair value minus estimated selling costs. Any write downs to fair value at the date of acquisition are charged to the allowance. In certain situations, improvements to prepare assets for sale are capitalized if those costs increase the estimated fair value of the asset. Expenses incurred in maintaining assets, write downs to reflect subsequent declines in value, and realized gains or losses are reflected in the results of operations and are included in non-interest income and/or expense.

MSRs are amortized in proportion to, and over the period of, estimated net servicing income, considering appropriate prepayment assumptions and are evaluated quarterly for impairment by comparing the carrying value to fair value.

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

Bancorp records an ACL on off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable, through a charge to credit loss expense for off-balance sheet credit exposures included in non-interest expense in Bancorp’s consolidated statements of income. The ACL on off-balance sheet credit exposures is estimated by loan portfolio segment at each balance sheet date under the current CECL model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur and is included in other liabilities on Bancorp’s consolidated balance sheets.

Derivatives – Bancorp uses derivative financial instruments, including interest rate swaps, as part of its interest rate risk management. GAAP establishes accounting and reporting standards for derivative instruments and hedging activities. As required by GAAP, Bancorp’s interest rate swaps are recognized as other assets and liabilities in the consolidated balance sheet at fair value. Accounting for changes in fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. To qualify for hedge accounting, Bancorp must comply with detailed rules and documentation requirements at inception of the hedge, and hedge effectiveness is assessed at inception and periodically throughout the life of each hedging relationship. Hedge ineffectiveness, if any, is measured periodically throughout the life of the hedging relationship.

For derivatives designated as cash flow hedges, the effective portion of changes in fair value of the derivative is initially reported in OCI and subsequently reclassified to interest income or expense when the hedged transaction affects earnings, while the ineffective portion of changes in fair value of derivative, if any, is recognized immediately in other noninterest income. Bancorp assesses the effectiveness of each hedging relationship by comparing cumulative changes in cash flows of the derivative hedging instrument with cumulative changes in cash flows of the designated hedged item or transaction. No component of the change in the fair value of the hedging instrument is excluded from the assessment of hedge effectiveness.

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

Bancorp had no fair value hedging relationships at December 31, 2020 or 2019. Bancorp does not use derivatives for trading or speculative purposes. See the Footnote titled “Derivative Financial Instruments” for additional discussion.

Transfers of Financial Assets –Transfers of financial assets are accounted for as sales when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from Bancorp, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and Bancorp does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Stock-Based Compensation – For all awards, stock-based compensation expense is recognized over the period in which it is earned based on the grant-date fair value of the portion of stock-based payment awards that are ultimately expected to vest, reduced for estimated forfeitures. GAAP requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Income Taxes – Income tax expense is the total of the current year income tax due or refundable and the change in DTAs and DTLs. DTAs and DTLs are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted statutory tax rates. A valuation allowance, if needed, reduces DTAs to the amount expected to be realized.

A tax position is recognized as a benefit only if it is “more-likely-than-not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized upon examination. For tax positions not meeting the “more-likely-than-not” test, no tax benefit is recorded.

Bancorp recognizes interest and/or penalties related to income tax matters in income tax expense.

Bancorp periodically invests in certain partnerships with customers that yield historic tax credits, accounted for using the flow through method, which approximates the equity method, and/or low-income housing tax credits as well as tax deductible losses, which are accounted for using the effective yield method for older transactions or proportional amortization method for more recent transactions. The tax benefit of these investments exceeds the amortization expense associated with them, resulting in a positive impact on net income.

Net Income Per Share – Basic net income per common share is determined by dividing net income by the weighted average number of shares of common stock outstanding. Diluted net income per share is determined by dividing net income by the weighted average number of shares of common stock outstanding plus the weighted average number of shares that would be issued upon exercise of dilutive options and SARs, assuming proceeds are used to repurchase shares under the treasury stock method.

Comprehensive Income – Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For Bancorp, this includes net income, changes in unrealized gains and losses on AFS debt securities and cash flow hedging instruments, net of reclassification adjustments and taxes, and minimum pension liability adjustments, net of taxes.

Loss Contingencies – Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable, and an amount or range of loss can be reasonably estimated. Management does not believe there are any outstanding matters that would have a material effect on the financial statements.

Restrictions on Cash and Cash Equivalents – Bancorp has historically been required by the FRB to maintain average reserve balances. Effective March 26, 2020, the FRB reduced the reserve requirement ratio to 0% in response to the COVID-19 pandemic, eliminating reserve requirements for all depository institutions.

Dividend Restrictions – Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Holding Company or by the Holding Company to shareholders.

Fair Value of Financial Instruments – Fair values of financial instruments are estimated using relevant market information and other assumptions, as disclosed in the Footnote titled “Assets and Liabilities Measured and Reported at Fair Value” in this section of the filing. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect such estimates.

Revenue from Contracts with Customers – On January 1, 2018, Bancorp adopted ASU 2014-09, Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively, “ASC 606”). While this update modified guidance for recognizing revenue, it did not have a material impact on the timing or presentation of Bancorp’s revenue. The majority of Bancorp’s revenue comes from interest income and other sources, including loans, leases, securities, and derivatives, which are not subject to ASC 606. Bancorp’s services that fall within the scope of ASC 606 are presented within non-interest income and are recognized as revenue as Bancorp satisfies its obligation to its customer.

Segment Information – Bancorp provides a broad range of financial services to individuals, corporations and others through its full service banking locations. These services include loan and deposit services, cash management services, securities brokerage activities, mortgage origination and WM&T activities. Bancorp’s operations are considered by management to be aggregated in two reportable operating segments: Commercial Banking and WM&T.

Reclassifications – Certain amounts presented in prior periods have been reclassified to conform to the current period presentation. These reclassifications had no impact on previously reported prior periods’ net income or shareholders’ equity.

Adoption of New Accounting Standards – Bancorp adopted ASC 326, “Financial Instruments – Credit Losses,” on January 1, 2020 using the modified retrospective approach. Results for the periods subsequent to January 1, 2020 are presented under ASC 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP. Bancorp recorded a net reduction of retained earnings of $8.8 million upon adoption. The transition adjustment included an increase in the ACL on loans of $8.2 million and an increase in the ACL on off-balance sheet credit exposures of $3.5 million, net of the total corresponding DTA increase of $2.9 million.

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

(1)– The impact of the ASC 326 adoption on the ACL on loans reflects $8.2 million related to the transition from the incurred loss ACL model to the CECL ACL model and $1.6 million related to the transition from PCI to PCD methodology as defined in the standard.

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

Interagency guidance was issued in March 2020 regarding loan modifications and reporting for financial institutions working with customers affected by COVID-19. The interagency statement was effective immediately and affected accounting for loan modifications. Under ASC 310-40, “Receivables – Troubled Debt Restructurings by Creditors,” a restructuring of debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to such relief, are not to be considered TDRs. This includes short-term modifications such as full payment and principal only deferrals. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program was implemented. This interagency guidance, in addition to deferral guidance included in the CARES Act, could have a material impact on Bancorp’s financial statements; however, the impact cannot be quantified at this time.

The FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): “Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” in March 2020. The amendments in this update provide optional guidance for a limited period to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. It provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2022. Bancorp is currently evaluating the impact of this ASU on Bancorp’s consolidated financial statements.

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

(2) Cash and Due from Banks

At December 31, 2020 and 2019, Bancorp’s interest-bearing cash accounts and non-interest bearing deposits held at other financial institutions exceeded the $250,000 federally insured limits by approximately $86 million and $89 million, respectively. Each correspondent bank’s financial performance and market rating are reviewed on a quarterly basis to ensure Bancorp maintains deposits only at highly rated institutions, providing minimal risk for those exceeding federally insured limits. Additionally, at December 31, 2020 and 2019, Bancorp had approximately $189 million and $113 million at the FHLB and FRB, respectively, which are government-sponsored entities not insured by the FDIC. Bancorp has historically been required to maintain an average reserve balance in cash or with the FRB relating to customer deposits. However, effective March 26, 2020, the FRB reduced the requirement ratio to 0% in response to the COVID-19 pandemic, eliminating the reserve requirements for all depository institutions. The amount of those required reserve balances was approximately $11 million at December 31, 2019 and was included in FFS and interest bearing due from banks in the consolidated balance sheet for that period.

(3) Acquisitions

King Southern Bancorp Inc. / King Southern Bank

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

The following table provides a summary of the assets acquired and liabilities assumed as recorded by KSB, the preliminary fair value adjustments necessary to adjust those acquired assets and assumed liabilities to fair value, final recast adjustments to those preliminary fair values, and the final fair values of those assets and liabilities as recorded by Bancorp.

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

Pro forma financial information as of the acquisition was not considered material based on the size of the transaction.

(4) Available for Sale Debt Securities

All of Bancorp’s securities are classified as AFS. Amortized cost, unrealized gains and losses, and fair value of these securities follow:

(in thousands)		Unrealized
December 31, 2020	Amortized cost	Gains	Losses	Fair value

Government sponsored enterprise obligations	$133,436	$5,003	$(361)	$138,078
Mortgage backed securities - government agencies	430,198	7,555	(168)	437,585
Obligations of states and political subdivisions	11,088	227	—	11,315

Total available for sale debt securities	$574,722	$12,785	$(529)	$586,978

December 31, 2019

U.S. Treasury and other U.S. government obligations	$49,887	$10	$—	$49,897
Government sponsored enterprise obligations	208,933	1,189	(178)	209,944
Mortgage backed securities - government agencies	193,574	1,243	(956)	193,861
Obligations of states and political subdivisions	16,919	117	—	17,036

Total available for sale debt securities	$469,313	$2,559	$(1,134)	$470,738

At December 31, 2020 and 2019, there were no holdings of debt securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

There were no gains or losses on sales or calls of securities for the years ended December 31, 2020 and 2019. For the year ended December 31, 2019, securities acquired from KSB, totaling $12 million, were sold immediately following the acquisition with no gain or loss realized in the income statement.

A summary of AFS debt securities by contractual maturity follows:

(in thousands)	Amortized cost	Fair value

Due within 1 year	$26,839	$27,167
Due after 1 year but within 5 years	8,166	8,404
Due after 5 years but within 10 years	1,449	1,526
Due after 10 years	108,070	112,296
Mortgage backed securities - government agencies	430,198	437,585
Total available for sale debt securities	$574,722	$586,978

Actual maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without prepayment penalties. The investment portfolio includes MBSs, which are guaranteed by agencies such as FHLMC, FNMA and GNMA. These securities differ from traditional debt securities primarily in that they may have uncertain principal payment dates and are priced based on estimated prepayment rates on the underlying collateral.

Securities with a carrying value of $505 million and $403 million were pledged at December 31, 2020 and 2019, respectively, to secure accounts of commercial depositors in cash management accounts, public deposits and uninsured cash balances for WM&T accounts.

Securities with unrealized losses at December 31, 2020 and 2019, aggregated by investment category and length of time securities have been in a continuous unrealized loss position follows:

	Less than 12 months		12 months or more		Total

(in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2020	value	losses	value	losses	value	losses

Government sponsored enterprise obligations	$10,404	$(112)	$24,398	$(249)	$34,802	$(361)
Mortgage-backed securities - government agencies	68,033	(167)	921	(1)	68,954	(168)

Total temporarily impaired securities	$78,437	$(279)	$25,319	$(250)	$103,756	$(529)

December 31, 2019
Government sponsored enterprise obligations	$16,503	$(107)	$11,492	$(71)	$27,995	$(178)
Mortgage-backed securities - government agencies	81,664	(496)	32,453	(460)	114,117	(956)

Total temporarily impaired securities	$98,167	$(603)	$43,945	$(531)	$142,112	$(1,134)

Applicable dates for determining when securities are in an unrealized loss position are December 31, 2020 and 2019. As such, it is possible that a security had a market value lower than its amortized cost on other days during the past twelve months, but is not in the “Less than 12 months” category above.

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

In evaluating AFS debt securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, Bancorp considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition, among other factors. Unrealized losses on Bancorp’s investment securities portfolio have not been recognized as an expense because the securities are of high credit quality, and the decline in fair values is attributable to changes in the prevailing interest rate environment since the purchase date. Fair value is expected to recover as securities reach maturity and/or the interest rate environment returns to conditions similar to when these securities were purchased. These investments consisted of 14 and 54 separate investment positions as of December 31, 2020 and December 31, 2019, respectively. There were no credit related factors underlying unrealized losses on AFS debt securities at December 31, 2020 and December 31, 2019.

(5) Loans

Composition of loans by class as reported under ASC 326 follows:

December 31, (in thousands)	2020	2019

Commercial real estate - non-owner occupied	$833,470	$746,283
Commercial real estate - owner occupied	508,672	474,329
Total commercial real estate	1,342,142	1,220,612

Commercial and industrial - term	525,776	457,298
Commercial and industrial - term - PPP	550,186	-
Commercial and industrial - lines of credit	276,646	381,502
Total commercial and industrial	1,352,608	838,800

Residential real estate - owner occupied	239,191	217,606
Residential real estate - non-owner occupied	140,930	134,995
Total residential real estate	380,121	352,601

Construction and land development	291,764	255,816
Home equity lines of credit	95,366	103,854
Consumer	44,606	47,467
Leases	14,786	16,003
Credit cards - commercial	10,203	9,863
Total loans (1)	$3,531,596	$2,845,016

(1) Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs.

For historical comparative purposes, the composition of loans by class pre-ASC 326 adoption follows:

(in thousands)	December 31, 2019

Commercial and industrial	$870,511
Construction and development	213,822
Undeveloped land	46,360

Real estate mortgage:
Commercial investment	736,618
Owner occupied commercial	473,783
1-4 family residential	334,358
Home equity - first lien	48,620
Home equity - junior lien	73,477
Total: real estate mortgage	1,666,856
Consumer	47,467
Total loans (1)	$2,845,016

(1) Total loans are presented inclusive of premiums, discounts and net of loan origination fees and costs.

Fees and costs of originating loans are deferred at origination and amortized over the life of the loan. Loan balances reported herein include deferred loan origination fees, net of deferred loan costs. At December 31, 2020 and 2019, net deferred loan origination costs exceeded deferred loan origination fees, resulting in net negative balances of $12 million and $564,000. The large increase over prior year is the result of fees received from the SBA related to the origination of PPP loans in 2020 that were unearned at December 31, 2020.

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

Bancorp occasionally enters into loan participation agreements with other banks in the ordinary course of business to diversify credit risk. For certain sold participation loans, Bancorp has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their share of the loan without permission from Bancorp. GAAP requires the participated portion of these loans to be recorded as secured borrowings. The participated portions of these loans are included in the C&I totals above with a corresponding liability reflected in other liabilities. At December 31, 2020 and 2019, the total participated portions of loans of this nature were $10 million and $8 million respectively.

Accrued interest on loans, which is excluded from the amortized cost of loans, totaled $12 million and $7 million at December 31, 2020 and 2019, respectively, and was included in the consolidated balance sheets.

Loans with carrying amounts of $2 billion and $1.6 billion at December 31, 2020 and 2019, respectively, were pledged to secure FHLB borrowing capacity, the increase stemming from pledging a portion of the PPP portfolio this year.

Loans to directors and their related interests, including loans to companies for which directors are principal owners and executive officers are presented in the following table.

Years ended December 31, (in thousands)	2020	2019
Balance as of January 1	$43,224	$52,687
Effect of change in composition of directors and executive officers	—	—
Repayment of term loans	(737)	(184)
Changes in balances of revolving lines of credit	604	(9,279)
Balance as of December 31	$43,091	$43,224

The following table summarizes loans acquired in Bancorp’s acquisition of KSB, as recasted:

	May 1, 2019
	Contractual	Non-accretable	Accretable	Acquisition-day
(in thousands)	Receivable	Yield	Yield	Fair Value

Commercial and industrial	$8,249	$—	$(23)	$8,226
Construction and land development	18,738	—	86	18,824
Real estate mortgage:
Commercial real estate	84,219	—	(456)	83,763
Residential real estate	50,556	—	322	50,878
Home equity lines of credit	875	—	8	883
Subtotal: Real estate mortgage	135,650	—	(126)	135,524

Consumer	1,528	—	(73)	1,455

Total loans acquired under ASC 310-20	164,165	—	(136)	164,029

Commercial and industrial	—	—	—	—
Construction and land development	—	—	—	—
Real estate mortgage:
Commercial real estate	1,351	(1,351)	—	—
Residential real estate	228	(228)	—	—
Home equity lines of credit	—	—	—	—
Subtotal: Real estate mortgage	1,579	(1,579)	—	—

Consumer	—	—	—	—

Total purchased credit impaired loans acquired under ASC 310-30	1,579	(1,579)	—	—

Total loans	$165,744	$(1,579)	$(136)	$164,029

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

Bancorp’s estimate of the ACL on loans reflects losses expected over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications. The table below reflects activity in the ACL related to loans for the year ended December 31, 2020, presented in accordance with ASC 326:

Year Ended December 31, 2020 (in thousands)	Beginning Balance	Impact of Adopting ASC 326	Initial ACL on Loans Purchased with Credit Deterioration	Provision for Credit Losses	Charge-offs	Recoveries	Ending Balance

Commercial real estate - non-owner occupied	$5,235	$2,946	$152	$11,194	$(143)	$12	$19,396
Commercial real estate - owner occupied	3,327	1,542	1,350	2,115	(1,351)	-	6,983
Total commercial real estate	8,562	4,488	1,502	13,309	(1,494)	12	26,379

Commercial and industrial - term	6,782	365	-	1,832	(18)	9	8,970
Commercial and industrial - lines of credit	5,657	(1,528)	-	(515)	-	-	3,614
Total commercial and industrial	12,439	(1,163)	-	1,317	(18)	9	12,584

Residential real estate - owner occupied	1,527	1,087	99	737	(79)	18	3,389
Residential real estate - non-owner occupied	947	429	-	442	(2)	2	1,818
Total residential real estate	2,474	1,516	99	1,179	(81)	20	5,207

Construction and land development	2,105	3,056	-	902	-	56	6,119
Home equity lines of credit	728	114	-	53	-	-	895
Consumer	100	264	34	91	(508)	359	340
Leases	237	(4)	-	28	-	-	261
Credit cards - commercial	146	(50)	-	39	-	-	135
Total net loan (charge-offs) recoveries	$26,791	$8,221	$1,635	$16,918	$(2,101)	$456	$51,920

The tables below reflect activity in the ACL related to loans for the years ended December 31, 2019 and 2018, presented in accordance with ASC 310 prior to the adoption of ASC 326:

Year Ended December 31, 2019 (in thousands)	Beginning Balance	Provision for Credit Losses	Charge-offs	Recoveries	Ending Balance

Real estate mortgage	$10,681	$1,021	$(38)	$100	$11,764
Commercial and industrial	11,965	684	(94)	267	12,822
Construction and development	1,760	(644)	-	203	1,319
Undeveloped land	752	34	-	-	786
Consumer	376	(95)	(552)	371	100
	$25,534	$1,000	$(684)	$941	$26,791

Year Ended December 31, 2018 (in thousands)	Beginning Balance	Provision for Credit Losses	Charge-offs	Recoveries	Ending Balance

Real estate mortgage	$11,012	$(261)	$(132)	$62	$10,681
Commercial and industrial	11,276	2,539	(2,404)	554	11,965
Construction and development	1,724	36	-	-	1,760
Undeveloped land	521	231	-	-	752
Consumer	352	160	(476)	340	376
	$24,885	$2,705	$(3,012)	$956	$25,534

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

Subsequent to January 1, 2020, based on the economic crisis caused by COVID-19 and measures taken to protect public health such as stay-at-home orders and mandatory businesses closures, economic activity halted significantly and job losses surged. As such, national unemployment rose to a high of 14.7% in April and declined to 6.70% at December 31, 2020.

	Dec 20	Sep 20	Jun 20	Mar 20	Dec 19

Seasonally Adjusted National Civilian Unemployment Rate	6.70%	7.90%	11.10%	4.40%	3.50%

During the fourth quarter, the FRB released its forecasted Seasonally Adjusted National Civilian Unemployment Rate for the 12 months ended December 31, 2020, 2021, 2022 and 2023 as follows:

	2020	2021	2022	2023

Upper end of range	6.9%	6.8%	5.8%	4.4%
Median	6.7%	5.0%	4.2%	3.7%
Lower end of range	6.6%	4.0%	3.5%	3.5%

As of December 31, 2020, Bancorp elected to forecast for one quarter of national unemployment utilizing the FRB’s 2021 median unemployment forecast released in December then stepping down to the FRB’s 2021 median unemployment forecast over the next four quarters before reverting back to Bancorp’s long-term average.

The following table presents the amortized cost basis of non-performing loans and the amortized cost basis of loans on non-accrual status for which there was no related ACL losses of December 31, 2020:

	Non-accrual Loans			Past Due 90-Days-
December 31, 2020	With No	Total	Troubled Debt	or-More and Still
(in thousands)	Recorded ACL	Non-accrual	Restructurings	Accruing Interest

Commercial real estate - non-owner occupied	$186	$10,278	$—	$—
Commercial real estate - owner occupied	1,048	1,403	—	156
Total commercial real estate	1,234	11,681	—	156

Commercial and industrial - term	6	6	16	—
Commercial and industrial - lines of credit	88	88	—	—
Total commercial and industrial	94	94	16	—

Residential real estate - owner occupied	413	413	—	178
Residential real estate - non-owner occupied	101	101	—	301
Total residential real estate	514	514	—	479

Construction and land development	—	—	—	—
Home equity lines of credit	221	221	—	14
Consumer	4	4	—	—
Leases	—	—	—	—
Credit cards - commercial	—	—	—	—
Total	$2,067	$12,514	$16	$649

For the years ended December 31, 2020 and 2019, the amount of accrued interest income previously recorded as revenue and subsequently reversed due to the change in accrual status was immaterial.

For the years ended December 31, 2020 and 2019, no interest income was recognized on loans on non-accrual status.

The following table presents the recorded investment in non-performing loans by portfolio class as of December 31, 2019:

December 31, 2019 (in thousands)	Non-accrual	Troubled Debt Restructurings	Past Due 90-Days-or-More and Still Accruing Interest

Commercial and industrial	$8,202	$21	$—
Construction and devlopment	—	—	—
Undeveloped land	—	—	—

Real estate mortgage:
Commercial investment	740	—	396
Owner occupied commercial	2,278	—	—
1-4 family residential	123	13	104
Home equity - first lien	—	—	—
Home equity - junior lien	151	—	35
Total: Real estate mortgage	3,292	13	535
Consumer	—	—	—

Total	$11,494	$34	$535

The following table presents the amortized cost basis and ACL allocated for collateral dependent loans in accordance with ASC 326, which are individually evaluated to determine expected credit losses:

December 31, 2020 (in thousands)	Real Estate	Accounts Receivable / Equipment	Other	Total	ACL Allocation

Commercial real estate - non-owner occupied	$10,278	$-	$-	$10,278	$3,037
Commercial real estate - owner occupied	1,403	-	-	1,403	13
Total commercial real estate	11,681	-	-	11,681	3,050

Commercial and industrial - term	16	7	-	23	16
Commercial and industrial - lines of credit	-	88	-	88	-
Total commercial and industrial	16	95	-	111	16

Residential real estate - owner occupied	413	-	-	413	-
Residential real estate - non-owner occupied	101	-	-	101	-
Total residential real estate	514	-	-	514	-

Construction and land development	-	-	-	-	-
Home equity lines of credit	221	-	-	221	-
Consumer	-	-	4	4	-
Leases	-	-	-	-	-
Credit cards - commercial	-	-	-	-	-
Total collateral dependent loans	$12,432	$95	$4	$12,531	$3,066

There have been no significant changes to the types of collateral securing Bancorp’s collateral dependent loans.

The following table presents loans individually and collectively evaluated for impairment and the respective ACL allocation as of December 31, 2019, as determined in accordance with ASC 310 prior to the adoption of ASC 326:

	Loans				ACL
December 31, 2019 (in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Loans acquired with deteriorated credit quality	Total loans	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Loans acquired with deteriorated credit quality	Total ACL

Commercial and industrial	$8,223	$862,288	$—	$870,511	$1,150	$11,672	$—	$12,822
Construction and development	—	213,822	—	213,822	—	1,319	—	1,319
Undeveloped land	—	46,360	—	46,360	—	786	—	786
Real estate mortgage	3,307	1,663,549	—	1,666,856	13	11,751	—	11,764
Consumer	—	47,467	—	47,467	—	100	—	100

Total	$11,530	$2,833,486	$—	$2,845,016	$1,163	$25,628	$—	$26,791

The following table presents information pertaining to impaired loans as of December 31, 2019 and 2018, as determined in accordance with ASC 310:

	As of			Twelve months ended
	December 31, 2019			December 31, 2019

		Unpaid		Average	Interest
	Recorded	principal	Related	recorded	income
(in thousands)	investment	balance	ACL	investment	recognized

Impaired loans with no related ACL
Commercial and industrial	$174	$174	$—	$166	$—
Construction and development	—	—	—	64	—
Undeveloped land	—	—	—	95	—

Real estate mortgage
Commercial investment	741	741	—	448	—
Owner occupied commercial	2,276	2,736	—	1,437	—
1-4 family residential	124	124	—	516	—
Home equity - junior lien	151	151	—	293	—
Total: real estate mortgage	3,292	3,752	—	2,694	—

Subtotal	$3,466	$3,926	$—	$3,019	$—

Impaired loans with an ACL
Commercial and industrial	$8,049	$8,049	$1,150	$1,631	$—
Real estate mortgage
1-4 family residential	13	13	13	13	—
Total: real estate mortgage	13	13	13	13	—

Subtotal	$8,062	$8,062	$1,163	$1,644	$—

Total impaired loans:
Commercial and industrial	$8,223	$8,223	$1,150	$1,797	$—
Construction and development	—	—	—	64	—
Undeveloped land	—	—	—	95	—

Real estate mortgage
Commercial investment	741	741	—	448	—
Owner occupied commercial	2,276	2,736	—	1,437	—
1-4 family residential	137	137	13	529	—
Home equity - junior lien	151	151	—	293	—
Total: real estate mortgage	3,305	3,765	13	2,707	—

Total	$11,528	$11,988	$1,163	$4,663	$—

	As of			Twelve Months Ended
	December 31, 2018			December 31, 2018
		Unpaid		Average	Interest
	Recorded	principal	Related	recorded	income
(in thousands)	investment	balance	allowance	investment	recognized

Impaired loans with no related allowance:
Commercial and industrial	$192	$707	$—	$161	$—
Construction and development	318	489	—	437	—
Undeveloped land	474	506	—	474	—

Real estate mortgage
Commercial investment	138	138	—	35	—
Owner occupied commercial	586	1,023	—	1,503	—
1-4 family residential	760	760	—	1,242	—
Home equity - junior lien	143	143	—	73	—
Total: real estate mortgage	1,627	2,064	—	2,853	—
Consumer	—	—	—	23	—
Subtotal	$2,611	$3,766	$—	$3,948	$—

Impaired loans with an allowance:
Commercial and industrial	$28	$28	$28	$1,851	$2
Construction and development	—	—	—	—	—
Undeveloped land	—	—	—	24	—

Real estate mortgage
Commercial investment	—	—	—	—	—
Owner occupied commercial	—	—	—	897	—
1-4 family residential	14	14	14	14	1
Home equity - junior lien	—	—	—	—	—
Total: real estate mortgage	14	14	14	911	1
Consumer	—	—	—	—	—
Subtotal	$42	$42	$42	$2,786	$3

Total:
Commercial and industrial	$220	$735	$28	$2,012	$2
Construction and development	318	489	—	437	—
Undeveloped land	474	506	—	498	—

Real estate mortgage
Commercial investment	138	138	—	35	—
Owner occupied commercial	586	1,023	—	2,400	—
1-4 family residential	774	774	14	1,256	1
Home equity - first lien	—	—	—	—	—
Home equity - junior lien	143	143	—	73	—
Total: real estate mortgage	1,641	2,078	14	3,764	1
Consumer	—	—	—	23	—
Total impaired loans	$2,653	$3,808	$42	$6,734	$3

Differences between recorded investment amounts and unpaid principal balance amounts less related ACL are due to partial charge-offs which have occurred over the lives of certain loans.

The following tables present the aging of contractually past due loans by portfolio class (2020 is presented in accordance with ASC 326 and 2019 in accordance with ASC 310):

		30-59 days	60-89 days	90 or more	Total	Total
December 31, 2020 (in thousands)*	Current	Past Due	Past Due	Days Past Due	Past Due	Loans

Commercial real estate - non-owner occupied	$822,199	$—	$10,600	$671	$11,271	$833,470
Commercial real estate - owner occupied	507,265	278	—	1,129	1,407	508,672
Total commercial real estate	1,329,464	278	10,600	1,800	12,678	1,342,142

Commercial and industrial - term	523,936	1,404	430	6	1,840	525,776
Commercial and industrial - term - PPP	550,186	—	—	—	—	550,186
Commercial and industrial - lines of credit	276,472	86	—	88	174	276,646
Total commercial and industrial	1,350,594	1,490	430	94	2,014	1,352,608

Residential real estate - owner occupied	237,902	585	247	457	1,289	239,191
Residential real estate - non-owner occupied	140,234	294	—	402	696	140,930
Total residential real estate	378,136	879	247	859	1,985	380,121

Construction and land development	291,764	—	—	—	—	291,764
Home equity lines of credit	95,206	7	139	14	160	95,366
Consumer	44,510	90	4	2	96	44,606
Leases	14,786	—	—	—	—	14,786
Credit cards - commercial	10,197	5	—	1	6	10,203
Total	$3,514,657	$2,749	$11,420	$2,770	$16,939	$3,531,596

*Pursuant to the CARES Act, loan deferrals granted to borrowers experiencing business interruptions related to the pandemic were not classified as TDRs and not included in past due and/or non-performing loan statistics. As of December 31, 2020, outstanding deferrals totaling $37 million are reflected as current.

				90 or more
				Days Past Due
		30-59 days	60-89 days	(includes all	Total	Total
December 31, 2019 (in thousands)	Current	Past Due	Past Due	non-accrual)	Past Due	Loans

Commercial and industrial	$861,860	$253	$194	$8,204	$8,651	$870,511
Construction and development	213,766	6	50	—	56	213,822
Undeveloped land	46,360	—	—	—	—	46,360

Real estate mortgage:
Commercial investment	735,387	94	—	1,137	1,231	736,618
Owner occupied commercial	470,951	467	86	2,279	2,832	473,783
1-4 family residential	332,718	1,368	33	239	1,640	334,358
Home equity - first lien	48,441	179	—	—	179	48,620
Home equity - junior lien	72,995	196	100	186	482	73,477
Total: real estate mortgage	1,660,492	2,304	219	3,841	6,364	1,666,856
Consumer	47,379	84	4	—	88	47,467
Total	$2,829,857	$2,647	$467	$12,045	$15,159	$2,845,016

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

Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal of loan constitutes a current period origination. Current period renewals of credit are re-underwritten at the point of renewal and considered current period originations for purposes of the table below. As of December 31, 2020, the risk rating of loans based on year of origination is as follows:

							Revolving	Revolving
							loans	loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						amortized	converted
December 31, 2020	2020	2019	2018	2017	2016	Prior	cost basis	to term	Total

Commercial real estate - non-owner occupied:
Risk rating
Pass	$303,246	$114,731	$102,147	$105,981	$77,925	$57,221	$12,439	$11,717	$785,407
OAEM	3,867	16,587	-	-	7,707	615	-	-	28,776
Substandard	4,174	1,901	-	-	1,513	991	430	-	9,009
Substandard non-performing	9,644	-	-	609	-	-	-	25	10,278
Doubtful	-	-	-	-	-	-	-	-	-
Total Commercial real estate non-owner occupied	$320,931	$133,219	$102,147	$106,590	$87,145	$58,827	$12,869	$11,742	$833,470

Commercial real estate - owner occupied:
Risk rating
Pass	$183,666	$94,462	$83,592	$47,506	$39,638	$30,533	$7,693	$2,418	$489,508
OAEM	74	6,534	1,575	796	115	-	200	-	9,294
Substandard	1,408	5,360	1,335	247	117	-	-	-	8,467
Substandard non-performing	91	-	15	500	-	471	-	326	1,403
Doubtful	-	-	-	-	-	-	-	-	-
Total Commercial real estate owner occupied	$185,239	$106,356	$86,517	$49,049	$39,870	$31,004	$7,893	$2,744	$508,672

Commercial and industrial - term:
Risk rating
Pass	$215,629	$94,563	$104,871	$42,929	$36,016	$8,412	$-	$7,690	$510,110
OAEM	60	2,969	7,878	-	283	8	-	-	11,198
Substandard	1,229	2,521	-	91	163	74	-	384	4,462
Substandard non-performing	-	-	-	-	-	6	-	-	6
Doubtful	-	-	-	-	-	-	-	-	-
Total Commercial and industrial - term	$216,918	$100,053	$112,749	$43,020	$36,462	$8,500	$-	$8,074	$525,776

Commercial and industrial - PPP
Risk rating
Pass	$550,186	$-	$-	$-	$-	$-	$-	$-	$550,186
OAEM	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total Commercial and industrial - PPP	$550,186	$-	$-	$-	$-	$-	$-	$-	$550,186

(continued)

(continued)

							Revolving	Revolving
							loans	loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						amortized	converted
December 31, 2020	2020	2019	2018	2017	2016	Prior	cost basis	to term	Total

Commercial and industrial - lines of credit
Risk rating
Pass	$26,351	$14,405	$2,229	$1,990	$290	$85	$223,172	$-	$268,522
OAEM	-	2,222	-	-	-	-	1,596	-	3,818
Substandard	-	-	-	-	-	-	4,218	-	4,218
Substandard non-performing	-	-	-	-	-	-	88	-	88
Doubtful	-	-	-	-	-	-	-	-	-
Total Commercial and industrial - lines of credit	$26,351	$16,627	$2,229	$1,990	$290	$85	$229,074	$-	$276,646

Residential real estate - owner occupied
Risk rating
Pass	$94,023	$34,631	$23,748	$19,567	$27,791	$37,362	$-	$1,528	$238,650
OAEM	-	-	-	-	-	-	-	-	-
Substandard	13	-	-	115	-	-	-	-	128
Substandard non-performing	49	58	-	100	38	73	-	95	413
Doubtful	-	-	-	-	-	-	-	-	-
Total Residential real estate - owner occupied	$94,085	$34,689	$23,748	$19,782	$27,829	$37,435	$-	$1,623	$239,191

Residential real estate - non-owner occupied
Risk rating
Pass	$63,537	$22,422	$25,466	$10,587	$9,609	$6,451	$-	$788	$138,860
OAEM	137	1,600	140	-	-	92	-	-	1,969
Substandard	-	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	29	-	-	72	-	-	101
Doubtful	-	-	-	-	-	-	-	-	-
Total Residential real estate - non-owner occupied	$63,674	$24,022	$25,635	$10,587	$9,609	$6,615	$-	$788	$140,930

Construction and land development
Risk rating
Pass	$139,611	$94,066	$32,539	$15,384	$1,175	$553	$6,304	$1,883	$291,515
OAEM	-	-	-	-	-	-	249	-	249
Substandard	-	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total Construction and land development	$139,611	$94,066	$32,539	$15,384	$1,175	$553	$6,553	$1,883	$291,764

Home equity lines of credit
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$95,145	$-	$95,145
OAEM	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	221	-	221
Doubtful	-	-	-	-	-	-	-	-	-
Total Home equity lines of credit	$-	$-	$-	$-	$-	$-	$95,366	$-	$95,366

(continued)

(continued)

							Revolving	Revolving
							loans	loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						amortized	converted
December 31, 2020	2020	2019	2018	2017	2016	Prior	cost basis	to term	Total

Consumer
Risk rating
Pass*	$10,334	$2,897	$1,687	$243	$420	$466	$28,363	$192	$44,602
OAEM	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	2	-	2	-	4
Doubtful	-	-	-	-	-	-	-	-	-
Total Consumer	$10,334	$2,897	$1,687	$243	$422	$466	$28,365	$192	$44,606

Leases
Risk rating
Pass	$4,674	$1,875	$2,144	$1,300	$2,550	$2,168	$-	$-	$14,711
OAEM	-	-	-	-	69	-	-	-	69
Substandard	-	-	6	-	-	-	-	-	6
Substandard non-performing	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total Leases	$4,674	$1,875	$2,150	$1,300	$2,619	$2,168	$-	$-	$14,786

Credit cards - commercial
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$10,203	$-	$10,203
OAEM	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total Credit cards	$-	$-	$-	$-	$-	$-	$10,203	$-	$10,203

Total loans
Risk rating
Pass	$1,591,257	$474,052	$378,423	$245,487	$195,414	$143,251	$383,319	$26,216	$3,437,419
OAEM	4,138	29,912	9,593	796	8,174	715	2,045	-	55,373
Substandard	6,824	9,782	1,341	453	1,793	1,065	4,648	384	26,290
Substandard non-performing	9,784	58	44	1,209	40	622	311	446	12,514
Doubtful	-	-	-	-	-	-	-	-	-
Total Loans	$1,612,003	$513,804	$389,401	$247,945	$205,421	$145,653	$390,323	$27,046	$3,531,596

* - Revolving loans include $506,000 in overdrawn demand deposit balances.

Bancorp considers the performance of the loan portfolio and its impact on the ACL. For certain loan classes, such as credit cards, credit quality is evaluated based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in commercial credit cards based on payment activity:

December 31,
(in thousands)	2020

Credit cards - commercial
Performing	$10,203
Non-performing	—
Total credit cards - commercial	$10,203

In accordance with Section 4013 of the CARES Act and in response to requests from borrowers who experienced business interruptions related to the pandemic, Bancorp extended payment deferrals for those affected borrowers. Depending on the demonstrated need of the customer, Bancorp deferred either the full loan payment or the principal-only portion of respective loan payments for 90 or 180 days for some borrowers directly impacted by the pandemic. Pursuant to the CARES Act, these loan deferrals were not classified as TDRs and not included in past due and/or non-performing loan statistics. As of December 31, 2020, outstanding loan deferrals totaled $37 million, representing 1.24% of the loan portfolio (excluding PPP loans).

Internally assigned risk ratings of loans by loan portfolio class classification category as of December 31, 2019 follows:

				Substandard		Total
December 31, 2019 (in thousands)	Pass	OAEM	Substandard	Non-performing	Doubtful	Loans

Commercial and industrial	$840,105	$704	$21,500	$8,202	$—	$870,511
Construction and development	213,822	—	—	—	—	213,822
Undeveloped land	46,360	—	—	—	—	46,360

Real estate mortgage:
Commercial investment	722,747	6,459	6,275	1,137	—	736,618
Owner occupied commercial	460,981	1,375	9,050	2,377	—	473,783
1-4 family residential	332,294	1,701	122	241	—	334,358
Home equity - first lien	48,620	—	—	—	—	48,620
Home equity - junior lien	73,273	—	17	187	—	73,477
Total: real estate mortgage	1,637,915	9,535	15,464	3,942	—	1,666,856

Consumer	47,429	—	38	—	—	47,467

Total	$2,785,631	$10,239	$37,002	$12,144	$—	$2,845,016

Troubled Debt Restructurings

Detail of outstanding TDRs included in total non-performing loans follows:

	December 31, 2020			December 31, 2019
		Specific	Additional		Specific	Additional
		reserve	commitment		reserve	commitment
(in thousands)	Balance	allocation	to lend	Balance	allocation	to lend

Commercial and industrial - term	$16	$16	$—	$21	$21	$—
Residential real estate	—	—	—	13	13	—
Total TDRs	$16	$16	$—	$34	$34	$—

During the years ended December 31, 2020 and 2019, there were no loans modified as TDRs and there were no payment defaults of existing TDRs within 12 months following the modification. Default is determined at 90 or more days past due, charge-off, or foreclosure.

At December 31, 2020 and December 31, 2019, Bancorp had $147,000 and $239,000, respectively, in residential real estate loans for which formal foreclosure proceedings were in process.

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

The Bank acquired $1.6 million in PCI loans in connection with its 2019 acquisition. Under ASC 310-30, the non-accretable amount attributed to these loans equaled the contractually required principal at acquisition date and as of December 31, 2020.

The following table presents loans acquired during 2019 for which it was probable at acquisition date that all contractually required payments would not be collected:

December 31, (in thousands)	2019

Contractually-required principal	$1,579
Non-accretable amount	(1,579)
Accretable amount	-
Carrying value of loans	$-

The following table presents a roll forward of the accretable amount of PCI loans acquired in its 2013 acquisition:

Years ended December 31, (in thousands)	2020	2019	2018

Balance, beginning of period	$-	$(69)	$(106)
Transfers between non-accretable and accretable	-	-	-
Net accretion into interest income on loans, including loan fees	-	69	37
Balance, end of period	$-	$-	$(69)

(6) Premises and Equipment

A summary of premises and equipment follows:

December 31, (in thousands)	2020	2019

Land	$10,620	$10,241
Buildings and improvements	51,843	50,809
Furniture and equipment	21,415	22,032
Construction in progress	668	623
Right-of-use operating lease asset	12,100	12,737

	96,646	96,442

Accumulated depreciation and amortization	(38,631)	(37,824)

Total premises and equipment	$58,015	$58,618

Depreciation expense related to premises and equipment was $4.4 million in 2020, $4.2 million in 2019 and $3.7 million in 2018, respectively.

Bancorp acquired five banking centers as part of the KSB acquisition. Based upon the proximity to existing branch locations, Bancorp closed and ultimately sold three of these locations in 2019, while retaining the associated customer relationships. Goodwill was recast based upon these sales.

The right-of-use lease asset and operating lease liability were recorded in premises and equipment and other liabilities on the consolidated balance sheet upon the adoption of ASU 2016-02, Leases in the first quarter of 2019.

Bancorp has operating leases for various branch locations with terms remaining from eight months to 13 years, some of which include options to extend the leases in five year increments. Options reasonably expected to be exercised are included in determination of the right of use asset. Bancorp elected the practical expedient to expense short-term lease expense associated with leases with original terms 12 months or less. Bancorp elected not to separate non-lease components from lease components for its operating leases.

Balance sheet, income statement, and cash flow detail regarding operating leases follows:

December 31, (dollars in thousands)	2020	2019

Balance Sheet
Operating lease right-of-use asset	$12,100	$12,737
Operating lease liability	13,476	14,369

Weighted average remaining lease term (years)	8.6	9.4
Weighted average discount rate	3.37%	2.46%

Maturities of lease liabilities:
One year or less	$2,087	$1,964
Year 2	2,107	1,915
Year 3	2,141	1,930
Year 4	1,899	1,972
Year 5	1,469	1,781
Greater than 5 years	5,882	6,619
Total lease payments	$15,585	$16,181
Less imputed interest	2,109	1,812
Total	$13,476	$14,369

Years ended December 31, (in thousands)	2020	2019

Income Statement
Components of lease expense:
Operating lease cost	$1,896	$1,870
Variable lease cost	180	152
Less sublease income	54	54
Total lease cost	$2,022	$1,968

Years ended December 31, (in thousands)	2020	2019

Cash flow Statement
Supplemental cash flow information:
Operating cash flows from operating leases	$2,218	$2,170

As of December 31, 2020 Bancorp had not entered into any lease agreements that had yet to commence.

(7) Goodwill and Core Deposit Intangibles

Goodwill represents $11.8 million related to the KSB acquisition and $682,000 related to the 1996 purchase of a bank in southern Indiana. See the footnote titled “Acquisitions” for further details. Effective March 31, 2020, management finalized the fair values of the acquired assets and assumed liabilities related to the 2019 KSB acquisition ahead of the 12 months as allowed by GAAP.

GAAP requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment at least annually. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. Bancorp’s annual goodwill impairment test is conducted as of September 30 of each year or more often as situations dictate.

At December 31, 2020, Bancorp elected to perform a qualitative assessment to determine if it was more-likely-than-not that the fair value of the Commercial Banking reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was not more-likely-than-not that the carrying value of the reporting unit exceeded its fair value.

Changes in the carrying value of goodwill follows:

December 31, (in thousands)	2020	2019
Balance at beginning of period	$12,513	$682
Goodwill acquired	—	12,144
Recast adjustments	—	(313)
Impairment	—	—
Balance at end of period	$12,513	$12,513

Bancorp recorded CDI assets of $1.5 million and $2.5 million in association with its 2019 KSB and 2013 TBOC acquisitions, respectively. See the Footnote titled “Acquisitions” for additional detail.

Changes in the net carrying amount of CDI assets follow:

Years ended December 31, (in thousands)	2020	2019	2018

Balance, beginning of period	$2,285	$1,057	$1,225
Additions	—	1,519	—
Amortized to expense	(323)	(291)	(168)
Balance, end of period	$1,962	$2,285	$1,057

Future CDI amortization expense is estimated as follows:

(in thousands)
2021	$302
2022	295
2023	259
2024	243
2025	242
2026	241
2027	240
2028	140
Total future expense	$1,962

(8) Other Assets

A summary of major components of other assets follows:

December 31, (in thousands)	2020	2019

Cash surrender value of life insurance other than BOLI	$18,426	$16,145
Net deferred tax asset	22,320	14,466
Investments in tax credit related ventures	9,552	6,248
Swap assets	8,374	2,696
Prepaid assets	2,935	2,812
Trust fee receivable	2,192	2,171
Mortgage servicing rights	2,710	1,372
Other real estate owned	281	493
Other	4,575	4,568
Total other assets	$71,365	$50,971

Bancorp maintains life insurance policies other than BOLI in conjunction with its non-qualified defined benefit retirement and non-qualified compensation plans.

Bancorp enters into interest rate swap transactions with borrowers who desire to hedge exposure to rising interest rates, while at the same time entering into an offsetting interest rate swap, with substantially matching terms, with another approved independent counterparty. These are undesignated derivative instruments and are recognized on the balance sheet at fair value. For additional information, see the footnote titled “Derivative Financial Instruments.”

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

The estimated fair value of MSRs at December 31, 2020 and December 31, 2019 were $3.1 million and $2.9 million, respectively.

Changes in the net carrying amount of MSRs follows:

Years ended December 31, (in thousands)	2020	2019	2018

Balance at beginning of period	$1,372	$1,022	$875
Additions for mortgage loans sold	1,785	506	302
Amortization	(447)	(156)	(155)
Impairment	—	—	—
Balance at end of period	$2,710	$1,372	$1,022

Total outstanding principal balances of loans serviced by Bancorp were $428 million and $327 million at December 31, 2020 and December 31, 2019, respectively.

(9) Income Taxes

Components of income tax expense (benefit) from operations were as follows:

Years Ended December 31, (in thousands)	2020	2019	2018
Current income tax expense:
Federal	$15,474	$14,673	$11,567
State	908	772	732
Total current income tax expense	16,382	15,445	12,299

Deferred income tax expense (benefit):
Federal	(5,398)	(746)	(52)
State	(2,082)	(2,872)	(289)
Total deferred income tax expense (benefit)	(7,480)	(3,618)	(341)
Change in valuation allowance	(28)	(2,234)	73
Total income tax expense	$8,874	$9,593	$12,031

Components of income tax (benefit) expense recorded directly to stockholders’ equity were as follows:

Years Ended December 31, (in thousands)	2020	2019	2018
Unrealized (loss) gain on securities available for sale	$2,607	$1,757	$(812)
Unrealized gain on derivatives	(27)	(120)	46
Minimum pension liability adjustment	(25)	(58)	46
Total income tax (benefit) expense recorded directly to stockholders' equity	$2,555	$1,579	$(720)

An analysis of the difference between statutory and ETRs from operations follows:

Years Ended December 31,	2020	2019	2018
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
Tax credits	(5.5)	(1.9)	(1.8)
Kentucky state income tax enactments	(2.2)	(5.2)	—
Change in cash surrender value of life insurance	(0.8)	(0.9)	(0.4)
State income taxes, net of federal benefit	0.8	0.7	0.8
Excess tax benefits from stock-based compensation arrangements	(0.7)	(1.0)	(0.8)
Tax exempt interest income	(0.3)	(0.3)	(0.4)
Amortization/impairment of investments in tax credit partnerships	1.0	0.3	0.4
Other, net	(0.2)	-	(1.0)
Effective tax rate	13.1%	12.7%	17.8%

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

In April 2019, the Kentucky Legislature passed HB458 allowing entities filing a combined Kentucky income return to share certain tax attributes, including net operating loss carryforwards. The combined filing beginning in 2021 will allow Bancorp’s net operating loss carryforwards to offset against net revenue generated by the Bank up to 50% of the Bank’s Kentucky taxable income and reduce Bancorp’s tax liability. Bancorp recorded a state tax benefit, net of federal tax impact of $2.7 million, predominantly in the second quarter of 2019, or approximately $0.12 per diluted share for 2019. The losses are expected to be utilized when Bancorp begins filing a combined Kentucky income tax return. A valuation allowance was maintained in 2019 for the loss that expired in 2020.

The effects of temporary differences that gave rise to significant portions of DTAs and DTLs follows:

December 31, (in thousands)	2020	2019
Deferred tax assets:
Allowance for credit losses	$12,854	$6,633
Deferred compensation	5,903	5,758
Operating lease liability	3,214	3,427
State net operating loss	2,838	2,550
Deferred PPP loan fees	2,592	—
Accrued expenses	3,074	1,486
Investments in tax credit partnerships	935	655
Loans	562	501
Other assets	91	228
Write-downs and costs associated with other real estate owned	26	22
Total deferred tax assets	32,089	21,260

Deferred tax liabilities:
Property and equipment	1,116	1,054
Right-of-use operating lease asset	2,996	3,154
Securities	3,258	748
Loan costs	951	767
Mortgage servicing rights	637	299
Leases	224	266
Core deposit intangible	151	202
Other liabilities	343	183
Total deferred tax liabilities	9,676	6,673
Valuation allowance	(93)	(121)
Net deferred tax asset	$22,320	$14,466

A valuation allowance is recognized for a DTA if, based on the weight of available evidence, it is more likely than not that some portion of the entire DTA will not be realized. Ultimate realization of DTAs is dependent upon generation of future taxable income during periods in which those temporary differences become deductible. Management considers scheduled reversal of DTLs, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projection for future taxable income over periods which the temporary differences resulting in remaining DTAs are deductible, management believes it is more likely than not that Bancorp will realize the benefits of these deductible differences, net of the valuation allowance, at December 31, 2020.

Realization of DTAs associated with investment in tax credit partnerships is dependent upon generating sufficient taxable capital gain income prior to their expiration. A valuation allowance of $93,000 and $121,000 reflects management’s estimate of the temporary deductible differences that may expire prior to their utilization and has been recorded as of December 31, 2020 and 2019, respectively. In addition, realization of DTAs are evaluated for net operating losses that will not be utilized prior to their expiration. The Kentucky losses are expected to be utilized when Bancorp begins filing a combined Kentucky income tax return with the Bank. A valuation allowance was previously maintained for the loss that expired in 2020. The loss carryforward is $72 million and expires over varying periods through 2040.

GAAP provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns. If recognized, tax benefits would reduce tax expense and accordingly, increase net income. The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current year tax positions, expiration of open income tax returns due to statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examination, litigation and legislative activity and addition or elimination of uncertain tax positions. As of December 31, 2020 and 2019, the gross amount of unrecognized tax benefits was immaterial to Bancorp’s consolidated financial statements. Federal and state income tax returns are subject to examination for the years after 2016.

(10) Deposits

The composition of the Bank’s deposits follows:

December 31, (in thousands)	2020	2019

Non-interest bearing demand deposits	$1,187,057	$810,475

Interest bearing deposits:
Interest bearing demand	1,355,985	979,595
Savings	208,774	169,622
Money market	844,414	742,029

Time deposits of $250,000 or more	73,065	81,412
Other time deposits	319,339	350,805
Total time deposits(1)	392,404	432,217

Total interest bearing deposits	2,801,577	2,323,463

Total deposits	$3,988,634	$3,133,938

(1)	Includes $25 million and $30 million in brokered deposits as of December 31, 2020 and 2019, respectively.

Deposits totaling $126 million were acquired on May 1, 2019, associated with the KSB acquisition.

Interest expense related to certificates of deposit and other time deposits in denominations of $250,000 or more was $888,000, $1.3 million and $431,000, for the years ended December 31, 2020, 2019 and 2018, respectively.

At December 31, 2020, the scheduled maturities of all time deposits were as follows:

(in thousands)
2021	$289,702
2022	75,398
2023	13,269
2024	10,032
2025	3,979
2026	24
Total time deposits	$392,404

Deposits of directors and their associates, including deposits of companies for which directors are principal owners, and executive officers were $98 million and $81 million at December 31, 2020 and 2019, respectively.

At December 31, 2020 and 2019, Bancorp had $393,000 and $692,000 of deposits accounts in overdraft status and thus have been reclassified to loans on the accompanying consolidated balance sheets.

(11) Securities Sold Under Agreements to Repurchase

SSUAR represent a funding source of Bancorp and are primarily used by commercial customers in conjunction with collateralized corporate cash management accounts. Such repurchase agreements are considered financing agreements and mature within one business day from the transaction date. At December 31, 2020, all of these financing arrangements had overnight maturities and were secured by government sponsored enterprise obligations and government agency mortgage-backed securities which were owned and controlled by Bancorp.

Information regarding SSUAR follows:

December 31, (dollars in thousands)	2020	2019
Outstanding balance at end of period	$47,979	$31,895
Weighted average interest rate at end of period	0.05%	0.22%

Years Ended December 31, (dollars in thousands)	2020	2019	2018

Average outstanding balance during the period	$40,363	$38,555	$62,580
Average interest rate during the period	0.09%	0.26%	0.25%
Maximum outstanding at any month end during the period	$47,979	$52,599	$74,725

(12) FHLB Advances

Bancorp had 37 separate advances totaling $32 million outstanding as of December, 2020, as compared with 57 separate advances totaling $80 million as of December 31, 2019. As a result of the 2019 KSB acquisition, Bancorp assumed 46 advances totaling $43 million, with maturities extending to 2028. These advances were discounted to fair value as of the acquisition date. See the footnote titled “Acquisitions” for further details. As of December 31, 2020, for 2 advances totaling $12 million, all of which are non-callable, interest payments are due monthly, with principal due at maturity. For the remaining advances, principal and interest payments are due monthly based on an amortization schedule.

The following is a summary of the contractual maturities and average effective rates of outstanding advances:

(dollars in thousands)	December 31, 2020
Maturity		Weighted average
Year	Advance	Fixed Rate
2021	12,148	0.68
2022	—	—
2023	268	1.00
2024	1,389	2.36
2025	2,827	2.43
2026	5,401	1.96
2027	5,323	1.73
2028	4,283	2.27
Total	$31,639	1.52%

Principal payments based on amortization schedules follows:

(in thousands)
Year
2021	$16,322
2022	2,976
2023	2,433
2024	2,673
2025	1,943
2026	4,250
2027	1,014
2028	28
Total	$31,639

FHLB advances are collateralized by certain CRE and residential real estate mortgage loans under blanket mortgage collateral pledge agreements, as well as a portion Bancorp’s PPP loan portfolio and FHLB stock. Bancorp views these advances as an effective lower-costing alternative to brokered deposits to fund loan growth. At December 31, 2020 and December 31, 2019, the amount of available credit from the FHLB totaled $804 million and $599 million, respectively.

Bancorp also had $80 million and $105 million in FFP lines available from correspondent banks at December 31, 2020 and December 31, 2019, respectively, with the decrease resulting from the closing of an inactive correspondent relationship during the second quarter.

(13) Accumulated Other Comprehensive Income (Loss)

The following table illustrates activity within the balances in AOCI by component:

(in thousands)	Net unrealized gains (losses) on available for sale debt securities	Net unrealized gains (losses) on cash flow hedges	Minimum pension liability adjustment	Total

Balance, January 1, 2018	$(1,781)	$193	$(342)	$(1,930)
Net current period other comprehensive income (loss)	(3,053)	174	173	(2,706)
Reclassification adjustment for adoption of ASU 2018-02	(496)	41	(51)	(506)
Balance, December 31, 2018	$(5,330)	$408	$(220)	$(5,142)

Balance, January 1, 2019	$(5,330)	$408	$(220)	$(5,142)
Net current period other comprehensive income (loss)	6,415	(447)	(149)	5,819
Balance, December 31, 2019	$1,085	$(39)	$(369)	$677

Balance, January 1, 2020	$1,085	$(39)	$(369)	$677
Net current period other comprehensive income (loss)	8,224	(82)	(78)	8,064
Balance, December 31, 2020	$9,309	$(121)	$(447)	$8,741

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

(14) Preferred Stock and Common Stock

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

(15) Net Income per Share

The following table reflects net income (numerator) and average shares outstanding (denominator) for basic and diluted net income per share computations:

(dollars in thousands, except per share data)
Years Ended December 31,	2020	2019	2018

Net income	$58,869	$66,067	$55,517

Weighted average shares outstanding - basic	22,563	22,598	22,619
Dilutive securities	205	267	325

Weighted average shares outstanding - diluted	22,768	22,865	22,944

Net income per share - basic	$2.61	$2.92	$2.45
Net income per share - diluted	$2.59	$2.89	$2.42

Certain SARs that were excluded from the EPS calculation because their impact was antidilutive follows:

Years Ended December 31, (shares in thousands)	2020	2019	2018
Antidilutive SARs	202	199	146

(16) Employee Benefit Plans

Bancorp has a combined employee stock ownership and defined contribution plan. The plan is available to all employees meeting certain eligibility requirements. In general, for employees who work more than 1,000 hours per year, Bancorp matches employee contributions up to 6% of the employee’s salary, and contributes an amount of Bancorp stock equal to 2% of the employee’s salary. Employer matching expenses related to contributions to the plan for 2020, 2019, and 2018 were $2.9 million, $2.6 million and $2.2 million and are recorded on the consolidated statements of income within employee benefits. Employee and employer contributions are made in accordance with the terms of the plan. As of December 31, 2020 and 2019, the KSOP held 493,000 and 508,000 shares of Bancorp stock, respectively.

In addition, Bancorp has non-qualified plans into which directors and certain senior officers may defer director fees or salary/incentives. Bancorp matched certain executives’ deferrals into the senior officers’ plan amounting to approximately $214,000, $241,000 and $250,000 in 2020, 2019 and 2018, respectively. At December 31, 2020 and 2019, the amounts included in other liabilities in the consolidated financial statements for this plan were $10.6 million and $10.1 million, respectively. The total was comprised primarily of participants’ contributions, and represented the fair value of mutual fund investments directed by plan participants.

Bancorp sponsors an unfunded, non-qualified, defined benefit retirement plan for two key officers (one current and one retired), and has no plans to increase the number of or the benefits to participants. All participants are fully vested and based on 25 years of service. Bancorp uses a December 31 measurement date for this plan. The accumulated benefit obligation for the plan included in other liabilities in the consolidated financial statements was $1.9 million and $2.0 million as of December 31, 2020 and December 31, 2019, respectively. Actuarially determined pension costs are expensed and accrued over the service period and benefits are paid from Bancorp’s assets. Bancorp maintains life insurance policies, for which it is the beneficiary, for defined benefit plan participants and certain former executives. Income from these policies serves to offset costs of benefits. The liability for Bancorp’s plan met the benefit obligation as of December 31, 2020 and 2019. Net periodic benefit cost was immaterial for all periods.

Benefits expected to be paid in future periods follows:

(in thousands)
2021	$—
2022	—
2023	—
2024	137
2025	137
2026 and thereafter	3,004

Total future payments	$3,278

Expected benefits to be paid are based on the same assumptions used to measure Bancorp’s benefit obligation at December 31, 2020. There are no obligations for other post-retirement or post-employment benefits.

(17) Stock-Based Compensation

The fair value of all stock-based awards granted, net of estimated forfeitures, is recognized as compensation expense over the respective service period.

At Bancorp's 2015 Annual Meeting of Shareholders, shareholders approved the 2015 Omnibus Equity Compensation Plan and authorized the shares available from the expiring 2005 plan for future awards under the 2015 plan. In 2018 shareholders approved an additional 500,000 shares for issuance under the plan. As of December 31, 2020, there were 432,000 shares available for future awards. The 2005 Stock Incentive Plan expired in April 2015 and SARs granted under this plan expire as late as 2025. The 2015 Stock Incentive Plan has no defined expiration date.

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

Fair values of SARs are estimated at the date of grant using the Black-Scholes option pricing model, a leading formula for calculating such value. The model requires the input of assumptions, changes to which can materially affect the fair value estimate. The following assumptions were used in SAR valuations at the grant date in each year:

	2020	2019	2018

Dividend yield	2.51%	2.54%	2.56%
Expected volatility	20.87%	20.39%	20.17%
Risk free interest rate	1.25%	2.52%	2.96%
Expected life of SARs (years)	7.1	7.2	7.0

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

PSU Grants – PSUs vest based upon service and a three-year performance period, which begins January 1 of the first year of the performance period. Because grantees are not entitled to dividend payments during the performance period, the fair value of these PSUs is estimated based upon the market value of the underlying shares on the date of grant, adjusted for non-payment of dividends. Grants require a one year post-vesting holding period and the fair value of such grants incorporates a liquidity discount related to the holding period of 4.4%, 4.1% and 4.3% for 2020, 2019, and 2018, respectively.

RSU Grants – RSUs are only granted to non-employee directors, are time-based and vest 12 months after grant date. Because grantees are entitled to deferred dividend payments at the end of the vesting period, fair value of the RSUs equals market value of underlying shares on the date of grant.

In the first quarters of 2020 and 2019, Bancorp awarded 6,570 and 9,834 RSUs to non-employee directors of Bancorp with a grant date fair value of $270,000 and $330,000, respectively.

Bancorp utilized cash of $224,000 and $272,000 during 2020 and 2019, respectively, for the purchase of shares upon the vesting of RSUs.

Bancorp has recognized stock-based compensation expense for SARs, RSAs, and PSUs within compensation expense, and RSUs for directors within other non-interest expense, as follows:

	Year Ended December 31, 2020
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$352	$1,346	$270	$1,294	$3,262
Deferred tax benefit	(74)	(283)	(57)	(272)	(686)
Total net expense	$278	$1,063	$213	$1,022	$2,576

	Year Ended December 31, 2019
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$345	$1,185	$329	$1,719	$3,578
Deferred tax benefit	(72)	(249)	(69)	(361)	(751)
Total net expense	$273	$936	$260	$1,358	$2,827

	Year Ended December 31, 2018
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$379	$1,100	$248	$2,300	$4,027
Deferred tax benefit	(80)	(231)	(52)	(483)	(846)
Total net expense	$299	$869	$196	$1,817	$3,181

Detail of unrecognized stock-based compensation expense follows:

(in thousands) Year Ended	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

2021	$304	$994	$1	$760	$2,059
2022	249	762	—	490	1,501
2023	174	546	—	—	720
2024	68	292	—	—	360
2025	9	28	—	—	37
Total estimated expense	$804	$2,622	$1	$1,250	$4,677

The following table summarizes SARs activity and related information:

(dollars in thousands, except per share and years)	SARs	Exercise price			Weighted average exercise price	Aggregate intrinsic value(1)	Weighted average fair value	Weighted average remaining contractual life (in years)

Outstanding, January 1, 2018	704	$14.02	-	40.00	$19.51	$12,923	$3.47	5.1
Granted	100	35.90	-	39.32	37.75	—	6.07
Exercised	(73)	14.02	-	19.37	15.32	1,654	3.43
Forfeited	—		—		—	—	—
Outstanding, December 31, 2018	731	$14.02	-	40.00	$22.42	$8,422	$3.83	5.2

Outstanding, January 1, 2019	731	$14.02	-	40.00	$22.42	$8,422	$3.83	5.2
Granted	53	36.65	-	38.18	37.01	213	6.24
Exercised	(143)	14.02	-	22.96	15.99	3,025	3.47
Forfeited	—		—		—	—	—
Outstanding, December 31, 2019	641	$14.02	-	40.00	$25.06	$10,250	$4.10	5.3

Outstanding, January 1, 2020	641	$14.02	-	40.00	$25.06	$10,250	$4.10	5.3
Granted	48	37.30	-	37.30	37.30	154	5.80
Exercised	(96)	14.02	-	25.76	16.33	2,401	2.88
Forfeited	—		—		—	—	—
Outstanding, December 31, 2020	593	$15.24	-	40.00	$27.47	$7,706	$4.44	5.1

Vested and exercisable	412	$15.24	-	40.00	$23.44	$7,008	$3.83	4.0
Unvested	181	25.76	-	40.00	36.63	698	5.83	7.8
Outstanding, December 31, 2020	593	$15.24	-	40.00	$27.47	$7,706	$4.44	5.1

Vested in the current year	68	$22.96	-	40.00	$32.11	$572	$5.10

(1) - Intrinsic value for SARs is defined as the amount by which the current market price of the underlying stock exceeds the exercise or grant price.

SARs outstanding by expiration year follows:

(in thousands, except per share data)
Expiration	SARs Outstanding	SARs Exercisable	Weighted Average Exercise Price
2021	8	8	15.84
2022	42	42	15.26
2023	80	80	15.26
2024	73	73	19.37
2025	63	63	23.00
2026	79	63	25.84
2027	46	29	40.00
2028	100	42	37.75
2029	53	12	37.01
2030	49	—	37.30
	593	412	$27.47

The following table summarizes activity for RSAs granted to officers:

		Weighted
		average cost
(in thousands, except per share data)	RSAs	at grant date

Unvested at January 1, 2018	119	$27.62
Shares awarded	40	35.89
Restrictions lapsed and shares vested	(44)	23.62
Shares forfeited	(5)	31.35
Unvested at December 31, 2018	110	$32.09

Unvested at January 1, 2019	110	$32.09
Shares awarded	40	34.88
Restrictions lapsed and shares vested	(40)	28.74
Shares forfeited	(2)	35.36
Unvested at December 31, 2019	108	$34.31

Unvested at January 1, 2020	108	$34.31
Shares awarded	36	39.30
Restrictions lapsed and shares vested	(41)	32.38
Shares forfeited	(4)	36.63
Unvested at December 31, 2020	99	$36.85

Shares expected to be awarded for PSUs granted to executive officers of Bancorp, the three-year performance period, which began January 1 of the award year, are as follows:

Grant Year	Vesting Period in Years	Fair Value	Expected Shares to be Awarded
2018	3	31.54	50,352
2019	3	32.03	36,127
2020	3	32.27	45,577

All Bancorp equity compensation plans have been approved by shareholders. The following table provides detail of the number of shares to be issued upon exercise of outstanding stock-based awards and remaining shares available for future issuance under Bancorp’s equity compensation plan as of December 31, 2020.

	Number of		Shares
	shares to be	Weighted	available for
	issued upon	average	future
Plan category (in thousands)	exercising/vesting	exercise price	issuance (a)

Equity compensation plans approved by security holders:
Stock Appreciation Rights	(b)	(b)	432
Restricted Stock Awards	99	N/A	(a)
Restricted Stock Units	7	N/A	(a)
Performance Stock Units	(c)	N/A	(a)
Total shares	106		432

(a)	Under the 2015 Omnibus Equity Compensation Plan, shares of stock are authorized for issuance as incentive and non-qualified stock options, SARs, RSAs, and RSUs.

(b)

At December 31, 2020, approximately 593,000 SARs were outstanding at a weighted average grant price of $27.47. The number of shares to be issued upon exercise will be determined based on the difference between the grant price and the market price at the date of exercise.

(c)

The number of shares to be issued is dependent upon Bancorp achieving certain predefined performance targets and ranges from zero shares to approximately 199,000 shares. As of December 31, 2020, shares expected to be awarded total approximately 132,000.

(18) Dividends

Bancorp’s principal source of cash revenue is dividends paid to it as the sole shareholder of the Bank. At any balance sheet date, the Bank’s regulatory dividend restriction represents the Bank’s net income of the current year plus the prior two years less any dividends paid for the same time period. At December 31, 2020, the Bank may pay an amount equal to $74 million in dividends to Bancorp without regulatory approval subject to ongoing capital requirements of the Bank.

(19) Commitments and Contingent Liabilities

As of December 31, 2020 and 2019, Bancorp had various commitments outstanding that arose in the normal course of business which are properly not reflected in the consolidated financial statements. Total off-balance sheet commitments to extend credit follows:

December 31, (in thousands)	2020	2019
Commercial and industrial	$555,077	$416,195
Construction and development	266,550	240,503
Home equity lines of credit	175,132	155,920
Credit cards	32,321	26,439
Overdrafts	33,564	32,715
Letters of credit	24,425	24,193
Other	54,385	40,083
Future loan commitments	249,318	236,885
Total off balance sheet commitments to extend credit	$1,390,772	$1,172,933

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

At December 31, 2020 and December 31, 2019, Bancorp had accrued $5.4 million and $350,000, respectively, in other liabilities for its estimate of inherent risks related to unfunded credit commitments. In accordance with the adoption of ASC 326 on January 1, 2020, Bancorp’s ACL on off-balance sheet credit exposures was increased from $350,000 at December 31, 2019 to $3.9 million ($2.6 million net of the DTA) with the offset recorded to retained earnings on a tax-effected basis, with no impact on earnings. During the year ended December 31, 2020, increases in both off-balance sheet credit exposures (primarily the increase in C&I availability) and the quantitative rates under ASC 32, which were impacted by changes in the economic forecast related to national unemployment, resulted in Bancorp’s ACL on off-balance sheet credit exposures increasing to $5.4 million.

Standby letters of credit are conditional commitments issued by Bancorp to guarantee the performance of a customer to a first party beneficiary. Those guarantees are primarily issued to support commercial transactions. Standby letters of credit generally have maturities of one to two years.

Certain commercial customers require confirmation of Bancorp’s letters of credit by other banks since Bancorp does not have a rating by a national rating agency. Terms of the agreements range from one month to a year with certain agreements requiring between one and six months’ notice to cancel. If an event of default on all contracts had occurred at December 31, 2020, Bancorp would have been required to make payments of approximately $2.3 million, or the maximum amount payable under those contracts. No payments have ever been required because of default on these contracts. These agreements are normally secured by collateral acceptable to Bancorp, which limits credit risk associated with the agreements.

As of December 31, 2020, in the normal course of business, there were pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate result of these legal actions and proceedings will not have a material adverse effect on the consolidated financial position or results of operations of Bancorp.

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

Bancorp’s AFS debt securities portfolio and interest rate swaps are recorded at fair value on a recurring basis.

All AFS debt securities are priced using standard industry models or matrices with various assumptions such as yield curves, volatility, prepayment speeds, default rates, time value, credit rating and market prices for similar instruments. These assumptions are observable in the market place and can be derived from or supported by observable data. These measurements are classified as Level 2.

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

Carrying values of assets measured at fair value on a recurring basis follows:

	Fair Value Measurements Using			Total
December 31, 2020 (in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Available for sale debt securities:
Government sponsored enterprise obligations	$—	$138,078	$—	$138,078
Mortgage backed securities - government agencies	—	437,585	—	437,585
Obligations of states and political subdivisions	—	11,315	—	11,315

Total available for sale debt securities	—	586,978	—	586,978

Interest rate swaps	—	8,374	—	8,374

Total assets	$—	$595,352	$—	$595,352

Liabilities:
Interest rate swaps	$—	$8,391	$—	$8,391

	Fair Value Measurements Using			Total
December 31, 2019 (in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Available for sale debt securities:
U.S. Treasury and other U.S. government obligations	$49,897	$—	$—	$49,897
Government sponsored enterprise obligations	—	209,944	—	209,944
Mortgage backed securities - government agencies	—	193,861	—	193,861
Obligations of states and political subdivisions	—	17,036	—	17,036

Total available for sale debt securities	49,897	420,841	—	470,738

Interest rate swaps	—	2,696	—	2,696

Total assets	$49,897	$423,537	$—	$473,434

Liabilities:
Interest rate swaps	$—	$2,767	$—	$2,767

There were no transfers into or out of Level 3 of the fair value hierarchy during 2020 or 2019.

For the securities portfolio, Bancorp monitors the valuation technique used by pricing agencies to ascertain when transfers between levels have occurred. The nature of other assets and liabilities measured at fair value is such that transfers in and out of any level are expected to be rare. For the year ended December 31, 2020, there were no transfers between Levels 1, 2, or 3.

Bancorp had no financial instruments classified within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis at December 31, 2020 or 2019.

Discussion of assets measured at fair value on a non-recurring basis follows:

MSRs – On at least a quarterly basis, MSRs are evaluated for impairment based upon the fair value of the MSRs as compared to carrying amount. Fair value is based on a valuation model that calculates the present value of estimated net servicing income. The model incorporates assumptions that market participants would use in estimating future net servicing income. These measurements are classified as Level 3. At December 31, 2020 and 2019, there was no valuation allowance for MSRs, as the fair value exceeded the cost. Accordingly, the MSRs are not included in the following tabular disclosure for December 31, 2020 or 2019.

Collateral dependent loans – For collateral-dependent loans where Bancorp has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the loan to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. For real estate loans, fair value of the loan’s collateral is determined by third party or internal appraisals, which are then adjusted for the estimated selling and closing costs related to liquidation of the collateral. For this asset class, the actual valuation methods (income, comparable sales, or cost) vary based on the status of the project or property. For example, land is generally based on the comparable sales method while construction and improved real estate is based on the income and/or comparable sales methods. The unobservable inputs may vary depending on the individual assets with no one of the three methods being the predominant approach. Bancorp reviews the third party appraisal for appropriateness and adjusts the value downward to consider selling and closing costs, which typically range from 8% to 10% of the appraised value. For non-real estate loans, fair value of the loan’s collateral may be determined using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation and management’s expertise and knowledge of the client and client’s business.

OREO – OREO is primarily comprised of real estate acquired in partial or full satisfaction of loans. OREO is recorded at its estimated fair value less estimated selling and closing costs at the date of transfer, with any excess of the related loan balance over the fair value less expected selling costs charged to the ACL. Subsequent changes in fair value are reported as adjustments to the carrying amount and are recorded against earnings. Bancorp obtains the valuation of OREO with material balances from third party or internal appraisers. For this asset class, the actual valuation methods (income, sales comparable, or cost) vary based on the status of the project or property. For example, land is generally based on the sales comparable method while construction and improved real estate is based on the income and/or sales comparable methods. The unobservable inputs may vary depending on the individual assets with no one of the three methods being the predominant approach. Bancorp reviews the third party appraisal for appropriateness and adjusts the value downward to consider selling and closing costs, which typically range from 8% to 10% of the appraised value.

Below are carrying values of assets measured at fair value on a non-recurring basis:

(in thousands)	Fair Value Measurements Using			Total	Losses recorded for the year ended
December 31, 2020	Level 1	Level 2	Level 3	Fair Value	December 31, 2020

Collateral dependent loans	$—	$—	$7,546	$7,546	$—
Other real estate owned	—	—	281	281	52

(in thousands)	Fair Value Measurements Using			Total	Losses recorded for the year ended
December 31, 2019	Level 1	Level 2	Level 3	Fair Value	December 31, 2019

Collateral dependent loans	$—	$—	$7,253	$7,253	$20
Other real estate owned	—	—	493	493	70

There were no liabilities measured at fair value on a non-recurring basis at December 31, 2020 and December 31, 2019.

For Level 3 assets measured at fair value on a non-recurring basis, the significant unobservable inputs used in the fair value measurements are presented below.

	December 31, 2020
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average

Collateral dependent loans	$7,546	Appraisal	Appraisal discounts	10.7%
Other real estate owned	281	Appraisal	Appraisal discounts	36.0

	December 31, 2019
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average

Impaired loans - collateral dependent	$7,253	Appraisal	Appraisal discounts	60.3%
Other real estate owned	493	Appraisal	Appraisal discounts	17.1

(21) Disclosure of Financial Instruments Not Reported at Fair Value

GAAP requires disclosure of the fair value of financial assets and liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis. The estimated fair values of Bancorp’s financial instruments not measured at fair value on a recurring or non-recurring basis follows:

	Carrying		Fair Value Measurements Using
December 31, 2020 (in thousands)	amount	Fair value	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$317,945	$317,945	$317,945	$—	$—
Mortgage loans held for sale	22,547	23,389	—	23,389	—
Federal Home Loan Bank stock	11,284	11,284	—	11,284	—
Loans, net	3,479,676	3,513,916	—	—	3,513,916
Accrued interest receivable	13,094	13,094	13,094	—	—

Liabilities
Non-interest bearing deposits	$1,187,057	$1,187,057	$1,187,057	$—	$—
Transaction deposits	2,409,173	2,409,173	—	2,409,173	—
Time deposits	392,404	395,734	—	395,734	—
Securities sold under agreement to repurchase	47,979	47,979	—	47,979	—
Federal funds purchased	11,464	11,464	—	11,464	—
Federal Home Loan Bank advances	31,639	33,180	—	33,180	—
Accrued interest payable	391	391	391	—	—

	Carrying		Fair Value Measurements Using
December 31, 2019 (in thousands)	amount	Fair value	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$249,724	$249,724	$249,724	$—	$—
Mortgage loans held for sale	8,748	8,923	—	8,923	—
Federal Home Loan Bank stock	11,284	11,284	—	11,284	—
Loans, net	2,818,225	2,841,767	—	—	2,841,767
Accrued interest receivable	8,534	8,534	8,534	—	—

Liabilities
Non-interest bearing deposits	$810,475	$810,475	$810,475	$—	$—
Transaction deposits	1,891,246	1,891,246	—	1,891,246	—
Time deposits	432,217	434,927	—	434,927	—
Securities sold under agreement to repurchase	31,895	31,895	—	31,895	—
Federal funds purchased	10,887	10,887	—	10,887	—
Federal Home Loan Bank advances	79,953	80,906	—	80,906	—
Accrued interest payable	640	640	640	—	—

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

Bancorp had outstanding undesignated interest rate swap contracts as follows:

	Receiving		Paying
	December 31,	December 31,	December 31,	December 31,
(dollars in thousands)	2020	2019	2020	2019
Notional amount	$119,940	$99,000	$119,940	$99,000
Weighted average maturity (years)	7.8	8.2	7.8	8.2
Fair value	$8,374	$2,696	$8,391	$2,767

In 2015, Bancorp entered into an interest rate swap to hedge cash flows of a $20 million rolling fixed-rate three-month FHLB borrowing. The swap began December 9, 2015 and matured December 6, 2020. It was not renewed upon maturity. In 2016, Bancorp entered into an interest rate swap to hedge cash flows of a $10 million rolling fixed-rate three-month FHLB borrowing. The swap began December 6, 2016 and matures December 6, 2021. For purposes of hedging, rolling fixed rate advances are considered to be floating rate liabilities. Interest rate swaps involve exchange of Bancorp’s floating rate interest payments for fixed rate swap payments on underlying principal amounts. These swaps were designated and qualified, for cash-flow hedge accounting. For derivative instruments that are designated and qualify as cash flow hedging instruments, the effective portion of gains or losses is reported as a component of OCI, and is subsequently reclassified into earnings as an adjustment to interest expense in periods for which the hedged forecasted transaction impacts earnings.

The following table details Bancorp’s derivative position designated as a cash flow hedge, and the related fair value:

				Fair value
(dollars in thousands)			Pay fixed	December 31,
Notional Amount	Maturity Date	Receive (variable) index	swap rate	2020	2019
$10,000	12/6/2021	US 3 Month LIBOR	1.89%	$(160)	$(45)
20,000	12/6/2020	US 3 Month LIBOR	1.79%	-	(6)
$30,000			1.82%	$(160)	$(51)

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

Banking regulators have categorized the Bank as well-capitalized. To meet the definition of well-capitalized for prompt corrective action requirements, a bank must have a minimum 6.5% Common Equity Tier 1 Risk-Based Capital ratio, 8.0% Tier 1 Risk-Based Capital ratio, 10.0% Total Risk-Based Capital ratio and 5.0% Tier 1 Leverage ratio.

Additionally, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, Bancorp and the Bank must hold a 2.5% capital conservation buffer composed of Common Equity Tier 1 Risk-Based Capital above the minimum risk-based capital requirements for the Common Equity Tier 1 Risk-Based Capital ratio, Tier 1 Risk-Based Capital ratio and Total Risk-Based Capital ratio necessary to be considered adequately-capitalized. At December 31, 2020, the adequately-capitalized minimums, including the capital conservation buffer, were a 6.0% Common Equity Tier 1 Risk-Based Capital ratio, 8.5% Tier 1 Risk-Based Capital ratio and 10.5% Total Risk-Based Capital ratio. The capital conservation buffer was phased in starting in 2016 at 0.625% and was fully implemented at 2.5% effective January 1, 2019.

Bancorp continues to exceed the regulatory requirements for all calculations. Bancorp and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB and the FDIC, in addition to the capital conservation buffer.

The following table sets forth Bancorp’s and the Bank’s risk based capital amounts and ratios:

(dollars in thousands)	Actual		Minimum for adequately capitalized		Minimum for well capitalized
December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$470,648	13.36%	$281,887	8.00%	NA	NA
Bank	456,302	12.99	281,106	8.00	$351,383	10.00%

Common equity tier 1 risk-based capital (1)
Consolidated	430,886	12.23	158,556	4.50	NA	NA
Bank	416,540	11.85	158,122	4.50	228,399	6.50

Tier 1 risk-based capital (1)
Consolidated	430,886	12.23	211,407	6.00	NA	NA
Bank	416,540	11.85	210,830	6.00	281,106	8.00

Leverage (2)
Consolidated	430,886	9.57	180,123	4.00	NA	NA
Bank	416,540	9.26	179,845	4.00	224,807	5.00

(dollars in thousands)	Actual		Minimum for adequately capitalized		Minimum for well capitalized
December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$418,460	12.85%	$260,448	8.00%	NA	NA
Bank	396,299	12.20	259,823	8.00	$324,778	10.00%

Common equity tier 1 risk-based capital (1)
Consolidated	391,319	12.02	146,502	4.50	NA	NA
Bank	369,158	11.37	146,150	4.50	211,106	6.50

Tier 1 risk-based capital (1)
Consolidated	391,319	12.02	195,336	6.00	NA	NA
Bank	369,158	11.37	194,867	6.00	259,823	8.00

Leverage (2)
Consolidated	391,319	10.60	147,733	4.00	NA	NA
Bank	369,158	10.67	138,392	4.00	172,990	5.00

(1) Ratio is computed in relation to risk-weighted assets.

(2) Ratio is computed in relation to average assets.

NA – Regulatory framework does not define “well-capitalized” for holding companies.

(24) Stock Yards Bancorp, Inc. (parent company only)

Condensed Balance Sheets
	December 31,
(in thousands)	2020	2019

Assets
Cash on deposit with subsidiary bank	$5,106	$14,714
Investment in and receivable from subsidiaries	426,356	384,136
Other assets	9,629	7,821
Total assets	$441,091	$406,671

Liabilities and stockholders' equity
Other liabilities	$390	$374
Total stockholders’ equity	440,701	406,297
Total liabilities and stockholders’ equity	$441,091	$406,671

Condensed Statements of Income

	Years ended December 31,
(in thousands)	2020	2019	2018

Income - dividends and interest from subsidiaries	$18,050	$72,119	$21,403
Other income	1	2	12
Less expenses	3,909	4,935	4,818
Income before income taxes and equity in undistributed net income of subsidiary	14,142	67,186	16,597
Income tax benefit	(1,749)	(4,683)	(1,713)
Income before equity in undistributed net income of subsidiary	15,891	71,869	18,310
Equity in undistributed net income of subsidiary	42,978	(5,802)	37,207
Net income	$58,869	$66,067	$55,517

Comprehensive income	$66,933	$71,886	$52,811

Condensed Statements of Cash Flows

	Years ended December 31
(in thousands)	2020	2019	2018
Operating activities
Net income	$58,869	$66,067	$55,517
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(42,978)	5,802	(37,207)
Gain on sale of fixed assets	—	—	(10)
Stock compensation expense	3,262	3,578	4,027
Excess tax benefits from stock- based compensation arrangements	(452)	(812)	(549)
Change in other assets	(1,356)	(3,863)	(1,080)
Change in other liabilities	17	(82)	220
Net cash provided by operating activities	17,362	70,690	20,918

Investing activities
Proceeds from sale of fixed assets	—	—	13
Cash for acquisition	—	(28,000)	—
Net cash provided by (used in) investing activities	—	(28,000)	13

Financing activities
Repurchase of common stock	(2,265)	(11,817)	(2,004)
Share repurchases related to compensation plans	(224)	(272)	(154)
Cash dividends paid	(24,481)	(23,542)	(21,766)
Net cash used in financing activities	(26,970)	(35,631)	(23,924)
Net increase (decrease) in cash	(9,608)	7,059	(2,993)
Cash at beginning of year	14,714	7,655	10,648
Cash at end of year	$5,106	$14,714	$7,655

(25) Segments

Bancorp’s principal activities include commercial banking and WM&T. Commercial banking provides a full range of loan and deposit products to individual consumers and businesses. Commercial banking also includes Bancorp’s mortgage banking and investment products sales activity. WM&T provides investment management, company retirement plan management, retirement planning, trust, estate and financial planning services in all markets in which Bancorp operates. The magnitude of WM&T revenue distinguishes Bancorp from other community banks of similar asset size.

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

Principally, all of the net assets of Bancorp are involved in the commercial banking segment. Goodwill of $12.5 million, of which $682,000 relates to a bank acquisition in 1996 and $11.8 million relates to the 2019 KSB acquisition, has been assigned to the commercial banking segment. Assets assigned to WM&T primarily consist of net premises and equipment and a receivable related to fees earned that have not been collected.

Selected financial information by business segment follows:

	Commercial
As of and for the Year ended December 31, 2020 (in thousands)	Banking	WM&T	Total
Net interest income	$135,587	$334	$135,921
Provision for loan and leases	16,918	—	16,918
Wealth management and trust services	—	23,406	23,406
All other non-interest income	28,493	—	28,493
Non-interest expenses	90,320	12,839	103,159
Income before income tax expense	56,842	10,901	67,743
Income tax expense	6,508	2,366	8,874
Net income	$50,334	$8,535	$58,869

Total assets	$4,604,998	$3,631	$4,608,629

	Commercial
As of and for the Year ended December 31, 2019 (in thousands)	Banking	WM&T	Total
Net interest income	$125,029	$319	$125,348
Provision for loan and leases	1,000	—	1,000
Wealth management and trust services	—	22,643	22,643
All other non-interest income	26,785	—	26,785
Non-interest expenses	85,407	12,709	98,116
Income before income tax expense	65,407	10,253	75,660
Income tax expense	7,368	2,225	9,593
Net income	$58,039	$8,028	$66,067

Total assets	$3,720,502	$3,695	$3,724,197

	Commercial
As of and for the Year ended December 31, 2018 (in thousands)	Banking	WM&T	Total
Net interest income	$114,320	$255	$114,575
Provision for loan and leases	2,705	—	2,705
Wealth management and trust services	—	21,536	21,536
All other non-interest income	23,530	—	23,530
Non-interest expenses	76,842	12,546	89,388
Income before income tax expense	58,303	9,245	67,548
Income tax expense	10,025	2,006	12,031
Net income	$48,278	$7,239	$55,517

Total assets	$3,299,169	$3,755	$3,302,924

(26) Quarterly Operating Results (unaudited)

A summary of quarterly operating results follows:

	2020
(dollars in thousands except per share data)	4th quarter	3rd quarter	2nd quarter	1st quarter

Interest income	$38,339	$36,144	$36,506	$36,882
Interest expense	2,087	2,449	2,978	4,436
Net interest income	36,252	33,695	33,528	32,446
Provision for loan and lease losses	1,400	4,418	5,550	5,550
Net interest income after provision	34,852	29,277	27,978	26,896
Non-interest income	13,698	13,043	12,622	12,536
Non-interest expenses	28,129	26,196	24,884	23,950
Income before income taxes	20,421	16,124	15,716	15,482
Income tax expense	2,685	1,591	2,348	2,250
Net income	$17,736	$14,533	$13,368	$13,232

Basic earnings per share	$0.79	$0.64	$0.59	$0.59
Diluted earnings per share	$0.78	$0.64	$0.59	$0.58

	2019
(dollars in thousands except per share data)	4th quarter	3rd quarter	2nd quarter	1st quarter

Interest income	$37,831	$38,009	$36,996	$35,056
Interest expense	5,075	5,903	6,194	5,372
Net interest income	32,756	32,106	30,802	29,684
Provision for loan and lease losses	—	400	—	600
Net interest income after provision	32,756	31,706	30,802	29,084
Non-interest income	12,987	13,209	12,224	11,008
Non-interest expenses	26,153	23,898	25,453	22,612
Income before income taxes	19,590	21,017	17,573	17,480
Income tax expense	2,941	3,783	1,030	1,839
Net income	$16,649	$17,234	$16,543	$15,641

Basic earnings per share	$0.74	$0.76	$0.73	$0.69
Diluted earnings per share	$0.73	$0.76	$0.72	$0.68

	2018
(dollars in thousands except per share data)	4th quarter	3rd quarter	2nd quarter	1st quarter

Interest income	$35,039	$33,063	$32,043	$29,787
Interest expense	5,092	4,500	3,330	2,435
Net interest income	29,947	28,563	28,713	27,352
Provision for loan and lease losses	—	735	1,235	735
Net interest income after provision	29,947	27,828	27,478	26,617
Non-interest income	11,472	11,328	11,340	10,926
Non-interest expenses	24,496	21,725	22,080	21,087
Income before income taxes	16,923	17,431	16,738	16,456
Income tax expense	2,265	3,555	3,159	3,052
Net income	$14,658	$13,876	$13,579	$13,404

Basic earnings per share	$0.65	$0.61	$0.60	$0.59
Diluted earnings per share	$0.64	$0.60	$0.59	$0.58

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

(27) Revenue from contracts with customers

All of Bancorp’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The table below presents Bancorp’s sources of non-interest income with items outside the scope of ASC 606 noted as such:

	Year Ended December 31, 2020
(in thousands)	Commercial	WM&T	Total

Wealth management and trust services	$—	$23,406	$23,406
Deposit service charges	4,161	—	4,161
Debit and credit card income	8,480	—	8,480
Treasury management fees	5,407	—	5,407
Mortgage banking income(1)	6,155	—	6,155
Net investment product sales commissions and fees	1,775	—	1,775
Bank owned life insurance(1)	693	—	693
Other(2)	1,822	—	1,822
Total non-interest income	$28,493	$23,406	$51,899

	Year Ended December 31, 2019
(in thousands)	Commercial	WM&T	Total

Wealth management and trust services	$—	$22,643	$22,643
Deposit service charges	5,193	—	5,193
Debit and credit card income	8,123	—	8,123
Treasury management fees	4,992	—	4,992
Mortgage banking income(1)	2,934	—	2,934
Net investment product sales commissions and fees	1,498	—	1,498
Bank owned life insurance(1)	1,031	—	1,031
Other(2)	3,014	—	3,014
Total non-interest income	$26,785	$22,643	$49,428

	Year Ended December 31, 2018
(in thousands)	Commercial	WM&T	Total

Wealth management and trust services	$—	$21,536	$21,536
Deposit service charges	5,431	—	5,431
Debit and credit card income	6,769	—	6,769
Treasury management fees	4,571	—	4,571
Mortgage banking income(1)	2,413	—	2,413
Net investment product sales commissions and fees	1,677	—	1,677
Bank owned life insurance(1)	1,129	—	1,129
Other(2)	1,540	—	1,540
Total non-interest income	$23,530	$21,536	$45,066

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

WM&T provides customers fiduciary and investment management services as agreed upon in asset management contracts. The contracts require WM&T to provide a series of distinct services for which fees are earned over time. The contracts are cancellable upon demand with fees typically based upon the asset value of investments. Revenue is accrued and recognized monthly based upon month-end asset values and collected from the customer predominately in the following month except for a small percentage of fees collected quarterly. Incentive compensation related to WM&T activities is considered a cost of obtaining the contract. Contracts between WM&T and customers do not permit performance-based fees and accordingly, none of the fee income earned by WM&T is performance-based. Trust fees receivable were $2.2 million and $2.1 million at December 31, 2020 and December 31, 2019, respectively.

Investment products sales commissions and fees represent the Bank’s share of transaction fees and wrap fees resulting from investment services and programs provided through an agent relationship with a third party broker-dealer. Transaction fees are assessed at the time of the transaction. Those fees are collected and recognized on a monthly basis. Trailing fees are based upon market values and are assessed, collected and recognized on a quarterly basis. Because the Bank acts as an agent in arranging the relationship between the customer and third party provider, and does not control the services rendered, investment product sales commissions and fees are reported net of related costs, including nominal incentive compensation, and trading activity charges of $579,000 and $516,000 for the years ended December 31, 2020 and 2019.

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

Bancorp did not establish any contract assets or liabilities as a result of adopting ASC 606, nor were any recognized during the year ended December 31, 2020.

(28) Subsequent Event

Effective January 27, 2021, Bancorp executed a definitive Share Purchase Agreement (“agreement”), pursuant to which Bancorp will acquire all of the outstanding common stock of publicly traded Kentucky Bancshares, Inc. Kentucky Bancshares, Inc., headquartered in Paris, Kentucky, is the holding company for Kentucky Bank, which operates 19 branches throughout the following central Kentucky cities: Paris (Bourbon County), Cynthiana (Harrison County), Georgetown (Scott County), Lexington (Fayette County), Morehead (Rowan County), Nicholasville (Jessamine County), Richmond (Madison County), Sandy Hook (Elliott County), Versailles (Woodford County), Wilmore (Jessamine County) and Winchester (Clark County).

Under the terms of the Agreement, the Company will acquire all outstanding common stock in a combined stock and cash transaction, resulting in a total consideration to Kentucky Bancshares existing shareholders of approximately $190 million. Bancorp will fund the cash payment portion of the acquisition through existing resources on-hand.

The acquisition is expected to close during second quarter of 2021, subject to customary regulatory approval and completion of customary closing conditions. As of December 31, 2020, Kentucky Bancshares, Inc. had approximately $1.2 billion in assets, $767 million in loans, $979 million in deposits and $114 million in tangible common equity. Kentucky Bancshares also maintains a Wealth Management and Trust Department with total assets under management of $258 million at December 31, 2020. The combined franchise will serve customers through 63 branches with total assets of approximately $5.8 billion, $4.3 billion in gross loans, $5.0 billion in deposits and over $4.1 billion in trust assets under management.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Stock Yards Bancorp, Inc.

Louisville, Kentucky

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Stock Yards Bancorp, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 26, 2021, expressed an unqualified opinion thereon.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for credit losses effective January 1, 2020 due to the adoption of Accounting Standards Topic 326:  Financial Instruments - Credit Losses.  The adoption of new credit loss standard and its subsequent application is also communicated as a critical audit matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits.

We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that:  (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective or complex judgments.  The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses

The Company’s loan portfolio totaled $3.5 billion as of December 31, 2020 and the associated allowance for credit losses on loans was $51.9 million.  The Company’s unfunded loan commitments totaled $1.4 billion, with an associated allowance for credit loss of $5.4 million.  Together these amounts represent the allowances for credit losses (“ACL”).  As discussed in Notes 1 and 5 to the consolidated financial statements, the allowance for credit losses related to loans is a contra-asset valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected.  As discussed in Notes 1 and 19 to the consolidated financial statements, the allowance for credit losses related to unfunded commitments is a liability account and is included in other liabilities.  The amount of each allowance account represented management’s best estimate of current expected credit losses on these financial instruments considering all relevant available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument.

In calculating the allowance for credit losses, loans were segmented into pools based upon similar risk characteristics.  For each loan pool, management measured expected credit losses over the life of each loan utilizing either a static pool model or a discounted cash flow (DCF) model.  The static pool model primarily utilized historical loss rates applied to the estimated remaining life of each pool.  The DCF model primarily measures probability of default (“PD”) and loss given default (“LGD”) with PD and LGD estimated by analyzing internally sourced data related to historical performance of each loan pool over a complete economic cycle.  The models were adjusted to reflect the current impact of certain macroeconomic variables as well as their expected changes over a reasonable and supportable forecast period.  After the reasonable and supportable forecast period, the forecasted macroeconomic variables were reverted to their historical mean utilizing a rational, systematic basis.

In some cases, management determined that an individual loan exhibited unique risk characteristics which differentiated the loan from other loans with the identified loan pools.  In such cases, the loans were evaluated for expected credit losses on an individual basis and excluded from the collective evaluation.

Management qualitatively adjusted model results for risk factors that were not considered within the modeling processes but were deemed relevant in assessing the expected credit losses within the loan pools, including considering the impact of COVID-19.  These qualitative factor adjustments modified management’s estimate of expected credit losses by a calculated percentage or amount based upon the estimated level of risk.

Auditing management’s estimate of the ACL involved a high degree of subjectivity due to the nature of the qualitative factor adjustments included in the allowances for credit losses and complexity due to the implementation of the static pool and DCF models.  Management’s identification and measurement of the qualitative factor adjustments is highly judgmental and could have a significant effect on the ACL.

How We Addressed the Matter in Our Audit

The primary procedures we performed related to this CAM included:

●	Obtained an understanding of the Company’s process for establishing the ACL, including the implementation of models and the qualitative factor adjustments of the ACL

●	Evaluated and tested the design and operating effectiveness of related controls over the reliability and accuracy of data used to calculate and estimate the various components of the ACL including:

o	Loan data completeness and accuracy

o	Grouping of loans by segment

o	Model inputs utilized including PD, LGD, remaining life and prepayment speed

o	Approval of model assumptions selected

o	Establishment of qualitative factors

o	Loan risk ratings

●	Tested the mathematical accuracy of the calculation of the ACL

●	Performed reviews of individual credit files to evaluate the reasonableness of loan credit risk ratings

●	Tested internally prepared loan reviews to evaluate the reasonableness of loan credit risk ratings

●	Tested the completeness and accuracy, including the evaluation of the relevance and reliability, of inputs utilized in the calculation of the ACL

●	Evaluated the qualitative adjustments to the ACL including assessing the basis for adjustments and the reasonableness of the significant assumptions including consideration of the impact of COVID-19

●	Tested the reasonableness of specific reserves on individually reviewed loans

●	Evaluated credit quality trends in delinquencies, non-accruals, charge-offs and loan risk ratings

●	Evaluated the overall reasonableness of the ACL and evaluated trends identified within peer groups

●	Tested estimated utilization rate of unfunded loan commitments

/s/ BKD, LLP

We have served as the Company’s auditor since 2018.

Indianapolis, Indiana

February 26, 2021

Name of Engagement Executive: Michael S. Moore

Federal Employer Identification Number: 44-0160260

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

BKD LLP, the independent registered public accounting firm that audited the consolidated financial statements of Bancorp included in this Annual Report on Form 10-K, has issued a report on Bancorp’s internal control over financial reporting as of December 31, 2020. The report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020.

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
Chairman and CEO

/s/ T. Clay Stinnett
T. Clay Stinnett
EVP and CFO

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item	9A. Controls and Procedures.

Disclosure Controls and Procedures

Bancorp maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to record, process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on their evaluation of Bancorp’s disclosure controls and procedures which took place as of December 31, 2020, the Chairman/CEO and CFO believe that these controls and procedures are effective to ensure that Bancorp is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

Based on the evaluation of Bancorp’s disclosure controls and procedures by the Chairman/CEO and CFO; no changes occurred during the fiscal quarter ended December 31, 2020 in Bancorp’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The management of Stock Yards Bancorp, Inc. and subsidiary (Bancorp) is responsible for establishing and maintaining adequate internal control over financial reporting. Bancorp’s internal control over financial reporting is a process designed under the supervision of Bancorp’s Chairman/CEO and CFO, and effected by Bancorp’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance GAAP. This process includes those policies and procedures that:

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

Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2020, based on the control criteria established in a report entitled Internal Control – Integrated Framework (2013), issued by the COSO. Based on such assessment, management has concluded that Bancorp’s internal control over financial reporting is effective as of December 31, 2020.

BKD LLP, the independent registered public accounting firm that audited the consolidated financial statements of Bancorp included in this Annual Report on Form 10-K, has also audited Bancorp’s internal control over financial reporting as of December 31, 2020. Their report expressed an unqualified opinion on the effectiveness of Bancorp’s internal control over financial reporting as of December 31, 2020.

/s/ James A. Hillebrand
James A. Hillebrand
Chairman and CEO

/s/ T. Clay Stinnett
T. Clay Stinnett
EVP and CFO

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Stock Yards Bancorp, Inc.

Louisville, Kentucky

Opinion on the Internal Control over Financial Reporting

We have audited Stock Yards Bancorp, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2020 and 2019 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2020, and our report dated February 26, 2021, expressed an unqualified opinion thereon.

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

February 26, 2021

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information regarding the directors and executive officers of Bancorp is incorporated herein by reference to the discussion under the headings, “ITEM 1. ELECTION OF TEN DIRECTORS,” and “DELINQUENT SECTION 16(a) REPORTS” in Bancorp’s Proxy Statement to be filed with the SEC for the 2021 Annual Meeting of Shareholders (“Proxy Statement”)

Information regarding the Audit Committee is incorporated herein by reference to the discussion under the heading, “BOARD OF DIRECTORS’ MEETINGS AND COMMITTEES” in Bancorp’s Proxy Statement.

Information regarding principal occupation of Bancorp directors as of December 31, 2020 follows:

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

The following table lists the names and ages as of December 31, 2020 of all current executive officers of Bancorp and the Bank. Each executive officer is appointed by Bancorp’s Board of Directors to serve at the discretion of the Board.

There is no arrangement or understanding between any executive officer or Bancorp or the Bank and any other person(s) pursuant to which he/she was or is to be selected as an officer.

Name and Age	Position and Offices with
of Executive Officer	Bancorp and/or the Bank
James A. Hillebrand	CEO of Bancorp and SYB
Age 52

Philip S. Poindexter	President of Bancorp and SYB
Age 54

Kathy C. Thompson	Senior EVP and Director of Bancorp and SYB
Age 59

T. Clay Stinnett	EVP, Treasurer and CFO of Bancorp and SYB
Age 47

William M. Dishman III	EVP and Chief Risk Officer of SYB
Age 57

Michael J. Croce	EVP and Director of Retail Banking of SYB
Age 51

Michael V. Rehm	EVP and Chief Lending Officer of SYB
Age 56

Mr. Hillebrand was elected Chairman of the Board effective January 2021. Prior thereto, he was appointed CEO of Bancorp and SYB in October 2018. Prior thereto, he served as President of Bancorp and SYB since 2008. Prior thereto, he served as EVP and Director of Private Banking of SYB since 2005. From 2000 to 2004, he served as SVP of Private Banking. Mr. Hillebrand joined the Bank in 1996.

Mr. Poindexter was appointed President of Bancorp and SYB in October 2018. Prior thereto, he served as Chief Lending Officer of SYB since 2008. Prior thereto, he served as EVP of SYB and Director of Commercial Banking. Mr. Poindexter joined the Bank in 2004.

Ms. Thompson was appointed Senior EVP of Bancorp and SYB in 2006. Prior thereto, she served as EVP of Bancorp and SYB. She joined SYB in 1992 as Manager of the WM&T Department.

Mr. Stinnett was appointed EVP, Treasurer and CFO of Bancorp and SYB in April 2019. Prior thereto, he served as EVP and Chief Strategic Officer of Bancorp and SYB since 2011. Prior thereto, he served as SVP and Chief Strategic Officer of SYB since 2005. Mr. Stinnett joined the Bank in 2000.

Mr. Dishman joined SYB as EVP and Chief Risk Officer in 2009.

Mr. Croce was appointed EVP of SYB and Director of Retail Banking in 2014. Prior thereto, he served as SVP of SYB and Division Manager of Business Banking. Mr. Croce joined SYB in 2004.

Mr. Rehm was appointed EVP and Chief Lending Officer of SYB in October 2018. Prior thereto, he served as SVP of SYB and Division Manager of Commercial Lending. Mr. Rehm joined SYB in 2006.

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

The information required by this item is incorporated herein by reference to the discussion under the headings, “ITEM 1. ELECTION OF TEN DIRECTORS” and “DELINQUENT SECTION 16(a) REPORTS,” in Bancorp’s Proxy Statement.

The information required by this item concerning equity compensation plan information is included in the Footnote titled “Stock Based Compensation” of the Footnotes to Consolidated Financial Statements.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the discussion under the headings, “ITEM 1. ELECTION OF TEN DIRECTORS” and “TRANSACTIONS WITH MANAGEMENT AND OTHERS,” in Bancorp’s Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to the discussion under the sub heading “Independent Registered Public Accounting Firm” under the heading, “REPORT OF THE AUDIT COMMITTEE” in Bancorp’s Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) (1)	Financial Statements:

Consolidated Balance Sheets – December 31, 2020 and 2019
Consolidated Statements of Income - years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Comprehensive Income - years ended December 31, 2020, 2019 and 2018 Consolidated Statements of Changes in Stockholders’ Equity - years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Cash Flows - years ended December 31, 2020, 2019 and 2018
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
101

The following financial statements from the Stock Yards Bancorp, Inc. December 31, 2020

Annual Report on Form 10-K, filed on February 26, 2021, formatted in inline eXtensible

Business Reporting Language (XBRL):

(1)  Consolidated Balance Sheets

(2)  Consolidated Statements of Income

(3)  Consolidated Statements of Comprehensive Income

(4)  Consolidated Statements of Changes in Stockholders’ Equity

(5)  Consolidated Statements of Cash Flows

(6)  Footnotes to Consolidated Financial Statements

104	The cover page from Stock Yards Bancorp Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in inline XBRL and contained in Exhibit 101.

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

Date: February 26, 2021	STOCK YARDS BANCORP, INC. (Registrant)

	By:	/s/ James A. Hillebrand
James A. Hillebrand
Chairman and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James A. Hillebrand	Chairman and CEO	February 26, 2021
James A. Hillebrand	(principal executive officer)

/s/ T. Clay Stinnett	EVP and CFO	February 26, 2021
T. Clay Stinnett	(principal financial officer)

/s/ Michael B. Newton	SVP and Principal Accounting Officer	February 26, 2021
Michael B. Newton

/s/ David P. Heintzman	Director	February 26, 2021
David P. Heintzman

/s/ Paul J. Bickel III	Director	February 26, 2021
Paul J. Bickel III

/s/ J. McCauley Brown	Director	February 26, 2021
J. McCauley Brown

/s/ Donna L. Heitzman	Director	February 26, 2021
Donna L. Heitzman

/s/ Carl G. Herde	Director	February 26, 2021
Carl G. Herde

/s/ Richard A. Lechleiter	Director	February 26, 2021
Richard A. Lechleiter

/s/ Stephen M. Priebe	Director	February 26, 2021
Stephen M. Priebe

/s/ John L. Schutte	Director	February 26, 2021
John L. Schutte

/s/ Norman Tasman	Director	February 26, 2021
Norman Tasman

/s/ Kathy C. Thompson	Senior EVP and Director	February 26, 2021
Kathy C. Thompson