Form 10-Q
period 2021-03-31
Stock Yards Bancorp, Inc.
filed 2021-05-07
CIK 835324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

or

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

The number of shares outstanding of the registrant’s Common Stock, no par value, as of April 30, 2021, was 22,780,916.

GLOSSARY OF ABBREVIATIONS AND ACRONYMS

The acronyms and abbreviations identified in alphabetical order below are used throughout this Report on Form 10-Q:

Acronym or Term	Definition	Acronym or Term	Definition	Acronym or Term	Definition
ACH	Automatic Clearing House	ETR	Effective Tax Rate	NPV	Net Present Value
AFS	Available for Sale	EVP	Executive Vice President	Net Interest Spread	Net Interest Spread (FTE)
APIC	Additional paid-in capital	FASB	Financial Accounting Standards Board	NM	Not Meaningful
ACL	Allowance for Credit Losses	FDIC	Federal Deposit Insurance Corporation	OAEM	Other Assets Especially Mentioned
AOCI	Accumulated Other Comprehensive Income	FFP	Federal Funds Purchased	OCI	Other Comprehensive Income
ASC	Accounting Standards Codification	FFS	Federal Funds Sold	OREO	Other Real Estate Owned
ASU	Accounting Standards Update	FFTR	Federal Funds Target Rate	PPP	Paycheck Protection Program
ATM	Automated Teller Machine	FHA	Federal Housing Authority	PV	Present Value
AUM	Assets Under Management	FHC	Financial Holding Company	PCD	Purchased with Credit Deteriorated
Bancorp / the Company	Stock Yards Bancorp, Inc.	FHLB	Federal Home Loan Bank of Cincinnati	PCI	Purchased Credit Impaired
Bank / SYB	Stock Yards Bank & Trust Company	FHLMC	Federal Home Loan Mortgage Corporation	Prime	The Wall Street Journal Prime Interest Rate
BOLI	Bank Owned Life Insurance	FICA	Federal Insurance Contributions Act	Provision	Provision for Credit Losses
BP	Basis Point - 1/100th of one percent	FNMA	Federal National Mortgage Association	PSU	Performance Stock Unit
C&D	Construction and Development	FRB	Federal Reserve Bank	ROA	Return on Average Assets
CAA	Consolidated Appropriations Act	FTE	Fully Tax Equivalent	ROE	Return on Average Equity
CARES Act	Coronavirus Aid, Relief and Economic Security Act	GAAP	United States Generally Accepted Accounting Principles	RSA	Restricted Stock Award
C&I	Commercial and Industrial	GLB Act	Gramm-Leach-Bliley Act	RSU	Restricted Stock Unit
CD	Certificate of Deposit	GNMA	Government National Mortgage Association	SAB	Staff Accounting Bulletin
CDI	Core Deposit Intangible	HB	House Bill	SAR	Stock Appreciation Right
CECL	Current Expected Credit Loss (ASC-326)	HELOC	Home Equity Line of Credit	SBA	Small Business Administration
CEO	Chief Executive Officer	ITM	Interactive Teller Machine	SEC	Securities and Exchange Commission
CFO	Chief Financial Officer	KSB	King Bancorp, Inc. and King Southern Bank	SSUAR	Securities Sold Under Agreements to Repurchase
COVID-19	Coronavirus Disease - 2019	KTYB	Kentucky Bancshares, Inc. and Kentucky Bank	SVP	Senior Vice President
CRA	Community Reinvestment Act	LIBOR	London Interbank Offered Rate	TBOC	The Bank Oldham County
CRE	Commercial Real Estate	Loans	Loans and Leases	TCE	Tangible Common Equity
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act	MBS	Mortgage Backed Securities	TDR	Troubled Debt Restructuring
DTA	Deferred Tax Asset	MSA	Metropolitan Statistical Area	TPS	Trust Preferred Securities
DTL	Deferred Tax Liability	MSRs	Mortgage Servicing Rights	VA	U.S. Department of Veterans Affairs
DCF	Discounted Cash Flow	NASDAQ	The NASDAQ Stock Market, LLC	WM&T	Wealth Management and Trust
EPS	Earnings Per Share	NIM	Net Interest Margin (FTE)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2021 (unaudited) and December 31, 2020 (in thousands, except share data)

	March 31,	December 31,
	2021	2020
Assets
Cash and due from banks	$43,061	$43,179
Federal funds sold and interest bearing due from banks	289,920	274,766
Total cash and cash equivalents	332,981	317,945

Mortgage loans held for sale	6,579	22,547
Available for sale debt securities (amortized cost of $675,478 in 2021 and $574,722 in 2020, respectively)	672,167	586,978
Federal Home Loan Bank stock, at cost	10,228	11,284
Loans	3,635,156	3,531,596
Allowance for credit losses	50,714	51,920
Net loans	3,584,442	3,479,676

Premises and equipment, net	57,073	58,015
Bank owned life insurance	33,411	33,250
Accrued interest receivable	12,998	13,094
Goodwill	12,513	12,513
Core deposit intangible	1,885	1,962
Other assets	69,798	71,365
Total assets	$4,794,075	$4,608,629

Liabilities
Deposits:
Non-interest bearing	$1,370,183	$1,187,057
Interest bearing	2,829,779	2,801,577
Total deposits	4,199,962	3,988,634

Securities sold under agreements to repurchase	51,681	47,979
Federal funds purchased	8,642	11,464
Federal Home Loan Bank advances	24,180	31,639
Accrued interest payable	249	391
Other liabilities	66,129	87,821
Total liabilities	4,350,843	4,167,928

Commitments and contingent liabilities (Footnote 10)	—	—

Stockholders’ equity
Preferred stock, no par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value. Authorized 40,000,000 shares; issued and outstanding 22,781,000 and 22,692,000 shares in 2021 and 2020, respectively	36,796	36,500
Additional paid-in capital	46,879	41,886
Retained earnings	362,607	353,574
Accumulated other comprehensive income (loss)	(3,050)	8,741
Total stockholders’ equity	443,232	440,701
Total liabilities and stockholders’ equity	$4,794,075	$4,608,629

See accompanying notes to unaudited consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

For the three months ended March 31, 2021 and 2020 (in thousands, except per share data)

	Three months ended
	March 31,
	2021	2020
Interest income
Loans, including fees	$37,000	$33,749
Federal funds sold and interest bearing due from banks	66	531
Mortgage loans held for sale	64	61
Federal Home Loan Bank stock	57	71
Securities available for sale:
Taxable	2,295	2,395
Tax-exempt	36	75
Total interest income	39,518	36,882
Interest expense
Deposits	1,510	3,962
Securities sold under agreements to repurchase	5	16
Federal funds purchased and other short-term borrowings	2	29
Federal Home Loan Bank advances	176	429
Total interest expense	1,693	4,436
Net interest income	37,825	32,446
Provision for credit losses	(1,475)	5,925
Net interest income after credit loss expense	39,300	26,521
Non-interest income
Wealth management and trust services	6,248	6,218
Deposit service charges	944	1,283
Debit and credit card income	2,273	1,980
Treasury management fees	1,540	1,284
Mortgage banking income	1,444	846
Net investment product sales commissions and fees	464	466
Bank owned life insurance	161	179
Other	770	280
Total non-interest income	13,844	12,536
Non-interest expenses
Compensation	12,827	12,233
Employee benefits	3,261	3,167
Net occupancy and equipment	2,045	1,831
Technology and communication	2,346	2,063
Debit and credit card processing	705	656
Marketing and business development	524	560
Postage, printing and supplies	409	441
Legal and professional	862	623
FDIC insurance	405	129
Amortization of investments in tax credit partnerships	31	36
Capital and deposit based taxes	458	1,030
Other	1,100	806
Total non-interest expenses	24,973	23,575
Income before income tax expense	28,171	15,482
Income tax expense	5,461	2,250
Net income	$22,710	$13,232
Net income per share, basic	$1.00	$0.59
Net income per share, diluted	$0.99	$0.58
Weighted average outstanding shares
Basic	22,622	22,516
Diluted	22,865	22,736

See accompanying notes to unaudited consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

For the three months ended March 31, 2021 and 2020 (in thousands)

	Three months ended
	March 31,
	2021	2020
Net income	$22,710	$13,232
Other comprehensive income:
Change in unrealized gain (loss) on AFS debt securities	(15,567)	7,942
Change in fair value of derivatives used in cash flow hedge	43	(346)
Total other comprehensive income (loss), before income tax expense	(15,524)	7,596
Tax effect	(3,733)	1,821
Total other comprehensive income (loss), net of tax	(11,791)	5,775
Comprehensive income	$10,919	$19,007

See accompanying notes to unaudited consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

For the three months ended March 31, 2021 and 2020 (in thousands, except per share data)

					Accumulated
	Common stock		Additional		other	Total
	Shares		paid-in	Retained	comprehensive	stockholders'
	outstanding	Amount	capital	earnings	income (loss)	Total

Balance, January 1, 2021	22,692	$36,500	$41,886	$353,574	$8,741	$440,701

Activity for three months ended March 31, 2021:
Net income	—	—	—	22,710	—	22,710
Other comprehensive income (loss)	—	—	—	—	(11,791)	(11,791)
Stock compensation expense	—	—	849	—	—	849
Stock issued for share-based awards, net of witholdings to satisfy employee tax obligations	89	296	4,144	(7,533)	—	(3,093)
Cash dividends declared, $0.27 per share	—	—	—	(6,144)	—	(6,144)

Balance, March 31, 2021	22,781	$36,796	$46,879	$362,607	$(3,050)	$443,232

					Accumulated
	Common stock		Additional		other	Total
	Shares		paid-in	Retained	comprehensive	stockholders'
	outstanding	Amount	capital	earnings	income	Total

Balance, January 1, 2020	22,604	$36,207	$35,714	$333,699	$677	$406,297

Activity for three months ended March 31, 2020:
Impact of adoption of ASC 326	—	—	—	(8,823)	—	(8,823)
Net income	—	—	—	13,232	—	13,232
Other comprehensive income (loss)	—	—	—	—	5,775	5,775
Stock compensation expense	—	—	817	—	—	817
Stock issued for share-based awards, net of witholdings to satisfy employee tax obligations	62	203	1,858	(3,546)	—	(1,485)
Cash dividends declared, $0.27 per share	—	—	—	(6,111)	—	(6,111)
Shares cancelled	(1)	(2)	(22)	24	—	—

Balance, March 31, 2020	22,665	$36,408	$38,367	$328,475	$6,452	$409,702

See accompanying notes to unaudited consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

For the three months ended March 31, 2021 and 2020 (in thousands)

	2021	2020
Cash flows from operating activities:
Net income	$22,710	$13,232
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(1,475)	5,925
Depreciation, amortization and accretion, net	2,261	1,211
Deferred income tax benefit	1,446	277
Gain on sale of mortgage loans held for sale	(1,196)	(769)
Origination of mortgage loans held for sale	(68,739)	(30,974)
Proceeds from sale of mortgage loans held for sale	85,903	32,350
Bank owned life insurance income	(161)	(179)
(Gain)/loss on the disposal of premises and equipment	—	(231)
Stock compensation expense	849	817
Excess tax (benefit) expense from share-based compensation arrangements	(1,009)	(60)
Net change in accrued interest receivable and other assets	3,710	(5,018)
Net change in accrued interest payable and other liabilities	(17,064)	(3,884)
Net cash provided by operating activities	27,235	12,697
Cash flows from investing activities:
Purchases of available for sale debt securities	(139,649)	(85,100)
Proceeds from maturities and paydowns of available for sale debt securities	38,138	118,060
Proceeds from redemption of Federal Home Loan Bank stock	1,056	—
Net change in non-PPP loans	(40,855)	(85,733)
Net change in PPP loans	(62,699)	—
Purchases of premises and equipment	(560)	(1,564)
Proceeds from sale or disposal of premises and equipment	—	1,222
Other investment activities	(3,078)	(618)
Net cash used in investing activities	(207,647)	(53,733)
Cash flows from financing activities:
Net change in deposits	211,320	64,920
Net change in securities sold under agreements to repurchase and federal funds purchased	880	(669)
Proceeds from Federal Home Loan Bank advances	10,000	30,000
Repayments of Federal Home Loan Bank advances	(17,486)	(40,824)
Share repurchases related to compensation plans	(3,093)	(1,485)
Cash dividends paid	(6,173)	(6,119)
Net cash provided by financing activities	195,448	45,823
Net change in cash and cash equivalents	15,036	4,787
Beginning cash and cash equivalents	317,945	249,724
Ending cash and cash equivalents	$332,981	$254,511

Supplemental cash flow information:
Interest paid	$1,835	$4,657
Income taxes paid, net of refunds	(105)	—
Cash paid for operating lease liabilities	520	485
Supplemental non-cash activity:
Unfunded commitments in tax credit investments	$6,109	$5,503

See accompanying notes to unaudited consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)	Summary of Significant Accounting Policies

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

Effective January 27, 2021, Bancorp executed a definitive Share Purchase Agreement, pursuant to which Bancorp will acquire all of the outstanding common stock of publicly traded Kentucky Bancshares, Inc. Kentucky Bancshares, Inc., headquartered in Paris, Kentucky, is the holding company for Kentucky Bank, a commercial bank and trust company which operates 19 branches throughout the following central Kentucky cities: Paris (Bourbon County), Cynthiana (Harrison County), Georgetown (Scott County), Lexington (Fayette County), Morehead (Rowan County), Nicholasville (Jessamine County), Richmond (Madison County), Sandy Hook (Elliott County), Versailles (Woodford County), Wilmore (Jessamine County) and Winchester (Clark County). Kentucky Banchares, Inc. is also the holding company for KBI Insurance Company, Inc., which is a captive insurance subsidiary.

The acquisition is expected to close during second quarter of 2021, subject to customary regulatory approval and completion of customary closing conditions. As of March 31, 2021, Kentucky Bancshares, Inc. had approximately $1.3 billion in assets, $766 million in loans, $1.0 billion in deposits and $113 million in tangible common equity.

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

WM&T provides investment management, financial & retirement planning and trust & estate services, as well as retirement plan management for businesses and corporations in all markets in which Bancorp operates. The magnitude of WM&T revenue distinguishes Bancorp from other community banks of similar asset size.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Intercompany transactions have been eliminated. These condensed consolidated financial statements should be read in conjunction with Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2020. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

Bancorp’s accounting policies are fundamental to understanding management’s discussion and analysis of our results of operations and financial condition. At March 31, 2021 and December 31, 2020, the accounting policy considered the most critical in preparing Bancorp’s consolidated financial statements is the determination of the ACL on loans.

Effective January 1, 2020, Bancorp adopted ASC 326 “Financial Instruments – Credit Losses,” which created material changes to Bancorp’s existing critical accounting policy that existed at December 31, 2019. Accounting policies relating to credit losses for investment securities, loans and off-balance sheet credit exposures reflect the current accounting policies required by this ASC.

The ACL on loans is established through credit loss expense charged to current earnings. The amount maintained in the ACL reflects management’s estimate of the net amount not expected to be collected on the loan portfolio at the balance sheet date over the life of the loan. The ACL is comprised of specific reserves assigned to certain loans that do not share general risk characteristics and general reserves on pools of loans that do share general risk characteristics. Factors contributing to the determination of specific reserves include the creditworthiness of the borrower and more specifically, changes in the expected future receipt of principal and interest payments and/or in the value of pledged collateral. A specific reserve is recorded when the carrying amount of the loan exceeds the discounted estimated cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral-dependent loans.

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

Accounting for Business Acquisitions – Bancorp accounts for acquisitions in accordance with the acquisition method as outlined in ASC Topic 805, “Business Combinations.” The acquisition method requires: a) identification of the entity that obtains control of the acquiree; b) determination of the acquisition date; c) recognition and measurement of the identifiable assets acquired and liabilities assumed, and any non-controlling interest in the acquiree; and d) recognition and measurement of goodwill or bargain purchase gain.

Identifiable assets acquired, liabilities assumed, and any non-controlling interest in acquirees are generally recognized at their acquisition-date (“day-one”) fair values based on the requirements of ASC Topic 820, “Fair Value Measurements and Disclosures.” The measurement period for day-one fair values begins on the acquisition date and ends at the earlier of: (a) the day management believes it has all the information necessary to determine day-one fair values; or (b) one year following the acquisition date. In many cases, the determination of day-one fair values requires management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly complex and subjective in nature and subject to recast adjustments, which are retrospective adjustments to reflect new information existing at the acquisition date affecting day-one fair values. More specifically, these recast adjustments may be made, as market value data, such as valuations, are received by the Bank. Increases or decreases to day-one fair values are reflected with a corresponding increase or decrease to bargain purchase gain or goodwill.

Acquisition related costs are expensed as incurred unless those costs are related to issuing debt or equity securities used to finance the acquisition.

Cash Equivalents – Cash and cash equivalents include cash and due from banks, FFS and interest bearing due from banks as segregated in the accompanying consolidated balance sheets.

Debt Securities – Bancorp determines the classification of debt securities at the time of purchase. Debt securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost. Debt securities not classified as held to maturity are classified as AFS and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in AOCI, net of tax. All debt securities were classified as AFS at March 31, 2021 and December 31, 2020.

Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific-identification method. Amortization of premiums and discounts are recognized in interest income over the period to maturity using the interest method, except for premiums on callable debt securities, which are amortized to their earliest call date.

Bancorp has made a policy election to exclude accrued interest from the amortized cost basis of debt securities and reports accrued interest separately in the consolidated balance sheets. A debt security is placed on non-accrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on non-accrual is reversed against interest income. There was no accrued interest related to AFS debt securities reversed against interest income for the three month periods ended March 31, 2021 and 2020.

ACL – AFS Debt Securities – For AFS debt securities in an unrealized loss position, Bancorp evaluates the securities to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or non-credit related factors. Any impairment that is not credit-related is recognized in AOCI, net of tax. Credit-related impairment is recognized as an ACL on AFS debt securities on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Accrued interest receivable is excluded from the estimate of credit losses. Both the ACL on AFS debt securities and the adjustment to net income may be reversed if conditions change. However, if Bancorp intends to sell an impaired AFS debt security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount would be recognized in earnings with a corresponding adjustment to the security’s amortized cost basis. Because the security’s amortized cost basis is adjusted to fair value, there is no ACL on AFS debt securities in this situation.

In evaluating AFS debt securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, Bancorp considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition, among other factors. There were no credit related factors underlying unrealized losses on AFS debt securities at March 31, 2021 and December 31, 2020.

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

Bancorp adopted ASC 326, “Financial Instruments – Credit Losses,” effective January 1, 2020 using the modified retrospective approach. Results for the periods subsequent to January 1, 2020 are presented under ASC 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP. Bancorp recorded a net reduction of retained earnings of $8.8 million upon adoption. The transition adjustment included an increase in the ACL on loans of $8.2 million and an increase in the ACL on off-balance sheet credit exposures of $3.5 million, net of the total corresponding DTA increase of $2.9 million.

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

The following table summarizes the impact of the adoption of ASC 326 effective January 1, 2020:

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

ACL – Loans – Under the CECL model, the ACL on loans represents a valuation allowance estimated at each balance sheet date in accordance with GAAP that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loan portfolio.

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

Commercial Real Estate – Owner Occupied – Includes non-farm non-residential real estate loans for a variety of commercial property types and purposes, and is typically secured by commercial offices, industrial buildings, warehouses or retail buildings where the owner of the building occupies the property. The primary source of repayment is the cash flow from the ongoing operations and activities conducted by the party (or affiliate) who owns the property. Repayment terms vary considerably; interest rates are fixed or variable and structured for full or partial amortization of principal.

Commercial Real Estate – Non-Owner Occupied – Includes investment real estate loans secured by similar collateral as above. The primary source of income for this loan type is typically rental income associated with the property. This category also includes apartment or multifamily residential buildings (secured by five or more dwelling units).

Construction and Land Development – Consists of loans to finance the ground up construction or improvement of owner occupied and non-owner occupied residential and commercial properties and loans secured by raw or improved land. The repayment of C&D loans is generally dependent upon the successful completion of the improvements by the builder for the end user, the leasing of the property, or sale of the property to a third party. Repayment of land secured loans is dependent upon the successful development and sale of the property, the sale of the land as is, or the outside cash flow of the owners to support the retirement of the debt. Bancorp’s construction loans may convert to real estate-secured loans once construction is completed or principal amortization payments begin, assuming the borrower retains financing with the Bank.

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

Residential Real Estate – Includes non-revolving (closed-end) first and junior lien loans secured by residential real estate primarily in Bancorp’s market areas. This portfolio is segregated between owner occupied and non-owner occupied status, as the investment nature of the latter poses additional credit risks to Bancorp.

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

Bancorp uses regression analysis on historical internal and peer data to determine suitable loss drivers to utilize when modeling lifetime probability of default and loss given default. This analysis also determines how expected probability of default and loss given default will react to forecasted levels of the loss drivers. For all loan pools utilizing the DCF method, management utilizes the FRB’s forecasted Seasonally Adjusted National Civilian Unemployment Rate as its primary loss driver, as this was determined to best correlate to historical losses.

With regard to the DCF model and the adoption of CECL effective January 1, 2020, management determined that four quarters represented a reasonable and supportable forecast period with reversion back to a historical loss rate over eight quarters on a straight-line basis. However, in response to uncertainty surrounding the magnitude and duration of the economic crisis created by the pandemic, management subsequently determined that a one quarter forecast period with a reversion back to a historical loss rate in the following quarter was appropriate for the calculation performed at March 31, 2020. For the calculation performed at June 30, 2020, management elected to return to the four quarter forecast period with reversion back to a historical loss rate in the following quarter, which has been the methodology used for all subsequent calculations through March 31, 2021.

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

Collateral Dependent Loans – Loans that do not share risk characteristics are evaluated on an individual basis. For collateral dependent loans where Bancorp has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and Bancorp expects repayment of the financial asset to be provided substantially through the operation of the business or sale of the collateral, the ACL is measured based on the difference between the estimated fair value of the collateral and the amortized cost basis of the asset as of the measurement date. When repayment is expected to be from the operation of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the financial asset exceeds the NPV of expected cash flows from the operation of the collateral. When repayment is expected to be from the sale of the collateral, expected credit losses are calculated as the amount by which the amortized costs basis of the financial asset exceeds the fair value of the underlying collateral less estimated cost to sell. The ACL may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of loan. Bancorp’s estimate of the ACL reflects losses expected over the remaining contractual life of the loan and the contractual term does not consider extensions, renewals or modifications.

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

In March 2020, the CARES Act was signed into law. Section 4013 of the CARES Act, “Temporary Relief from Troubled Debt Restructurings,” provides banks the option to temporarily suspend certain requirements under U.S. GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. To qualify for Section 4013 of the CARES Act, borrowers must have been current at December 31, 2019. All modifications were originally eligible as long as they were executed between March 1, 2020 and the earlier of (i) December 31, 2020 or (ii) the 60th day after the end of the COVID-19 national emergency as declared by the President of the United States. The Consolidated Appropriations Act, which was signed into law on December 27, 2020, extended this provision to the earlier of (1) 60 days after the national emergency termination date or (2) January 1, 2022. Multiple modifications of the same credits are allowed and there is no cap on the duration of the modification. The impact of such activity is discussed in the section of this document titled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

All goodwill is attributable to the Commercial Banking segment and is deductible for tax purposes. Based on its assessment, Bancorp believes its goodwill balance at March 31, 2021 and December 31, 2020 was not impaired and is properly recorded in the consolidated financial statements.

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

Off-Balance Sheet Credit Exposures – Financial instruments include off-balance sheet credit instruments, such as commitments to originate loans, commitments to fund existing loans and commercial letters of credit issued to meet customer-financing needs. Off-balance sheet refers to assets or liabilities that do not appear on a company's balance sheet. Bancorp’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for off-balance sheet loan commitments is represented by the contractual amount of those instruments. Such financial instruments are recorded when they are funded.

Bancorp records an ACL on off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable, through a charge to credit loss expense for off-balance sheet credit exposures included in provision for credit losses on Bancorp’s consolidated statements of income. The ACL on off-balance sheet credit exposures is estimated by loan portfolio segment at each balance sheet date under the current CECL model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur and is included in other liabilities on Bancorp’s consolidated balance sheets.

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

Bancorp had no fair value hedging relationships at March 31, 2021 and December 31, 2020. Bancorp does not use derivatives for trading or speculative purposes. See the Footnote titled “Derivative Financial Instruments” for additional discussion.

Transfers of Financial Assets – Transfers of financial assets are accounted for as sales when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from Bancorp, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and Bancorp does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

Restrictions on Cash and Cash Equivalents – Bancorp has historically been required by the FRB to maintain average reserve balances. Effective March 26, 2020, the FRB reduced the reserve requirement ratio to 0% in response to the COVID-19 pandemic, eliminating reserve requirements for all depository institutions. The reserve requirement ratio remained at 0% as of March 31, 2021.

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

Revenue from Contracts with Customers – On January 1, 2018, Bancorp adopted ASU 2014-09, “Revenue from Contracts with Customers,” and all subsequent amendments to the ASU (collectively, “ASC 606”). While this update modified guidance for recognizing revenue, it did not have a material impact on the timing or presentation of Bancorp’s revenue. The majority of Bancorp’s revenue comes from interest income and other sources, including loans, leases, securities, and derivatives, which are not subject to ASC 606. Bancorp’s services that fall within the scope of ASC 606 are presented within non-interest income and are recognized as revenue as Bancorp satisfies its obligation to its customer.

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

Adoption of New Accounting Standards – The FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): “Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” in March 2020. The amendments in this update provide optional guidance for a limited period to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. It provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2022.

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

(2)	Available for Sale Debt Securities

All of Bancorp’s debt securities are classified as AFS. Amortized cost, unrealized gains and losses and fair value of securities follow:

(in thousands)	Amortized	Unrealized
March 31, 2021	cost	Gains	Losses	Fair value

Government sponsored enterprise obligations	$128,314	$2,758	$(348)	$130,724
Mortgage backed securities - government agencies	528,586	4,140	(9,595)	523,131
Obligations of states and political subdivisions	18,578	150	(416)	18,312

Total available for sale debt securities	$675,478	$7,048	$(10,359)	$672,167

December 31, 2020

Government sponsored enterprise obligations	$133,436	$5,003	$(361)	$138,078
Mortgage backed securities - government agencies	430,198	7,555	(168)	437,585
Obligations of states and political subdivisions	11,088	227	—	11,315

Total available for sale debt securities	$574,722	$12,785	$(529)	$586,978

At March 31, 2021 and December 31, 2020, there were no holdings of debt securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

There were no gains or losses on sales or calls of securities for the three-month periods ending March 31, 2021 and 2020.

Accrued interest on AFS debt securities totaled $2 million at both March 31, 2021 and December 31, 2020, respectively, and was included in the consolidated balance sheets.

A summary of AFS debt securities by contractual maturity as of March 31, 2021 follows:

(in thousands)	Amortized cost	Fair value

Due within one year	$26,377	$26,617
Due after one year but within five years	8,448	8,674
Due after five years but within 10 years	1,377	1,344
Due after 10 years	110,690	112,401
Mortgage backed securities - government agencies	528,586	523,131
Total available for sale debt securities	$675,478	$672,167

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

Securities with a carrying value of $491 million and $505 million were pledged at March 31, 2021 and December 31, 2020, respectively, to secure accounts of commercial depositors in cash management accounts, public deposits and uninsured cash balances for WM&T accounts.

Securities with unrealized losses at March 31, 2021 and December 31, 2020, aggregated by investment category and length of time securities have been in a continuous unrealized loss position follows:

	Less than 12 months		12 months or more		Total
(in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2021	value	losses	value	losses	value	losses

Government sponsored enterprise obligations	$10,309	$(96)	$23,829	$(252)	$34,138	$(348)
Mortgage-backed securities - government agencies	369,126	(9,594)	763	(1)	369,889	(9,595)
Obligations of states and political subdivisions	11,839	(416)	—	—	11,839	(416)

Total	$391,274	$(10,106)	$24,592	$(253)	$415,866	$(10,359)

December 31, 2020
Government sponsored enterprise obligations	$10,404	$(112)	$24,398	$(249)	$34,802	$(361)
Mortgage-backed securities - government agencies	68,033	(167)	921	(1)	68,954	(168)

Total	$78,437	$(279)	$25,319	$(250)	$103,756	$(529)

Applicable dates for determining when securities are in an unrealized loss position are March 31, 2021 and December 31, 2020. As such, it is possible that a security had a market value lower than its amortized cost on other days during the past 12 months, but is not in the “Less than 12 months” category above.

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

In evaluating AFS debt securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, Bancorp considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition, among other factors. Unrealized losses on Bancorp’s investment securities portfolio have not been recognized as an expense because the securities are of high credit quality, and the decline in fair values is attributable to changes in the prevailing interest rate environment since the purchase date. Fair value is expected to recover as securities reach maturity and/or the interest rate environment returns to conditions similar to when these securities were purchased. These investments consisted of 49 and 14 separate investment positions as of March 31, 2021 and December 31, 2020, respectively. There were no credit related factors underlying unrealized losses on AFS debt securities at March 31, 2021 and December 31, 2020.

(3)	Loans and Allowance for Credit Losses on Loans

Composition of loans by class follows:

(in thousands)	March 31, 2021	December 31, 2020

Commercial real estate - non-owner occupied	$876,523	$833,470
Commercial real estate - owner occupied	527,316	508,672
Total commercial real estate	1,403,839	1,342,142

Commercial and industrial - term	509,567	525,776
Commercial and industrial - term - PPP	612,885	550,186
Commercial and industrial - lines of credit	260,206	276,646
Total commercial and industrial	1,382,658	1,352,608

Residential real estate - owner occupied	262,516	239,191
Residential real estate - non-owner occupied	136,380	140,930
Total residential real estate	398,896	380,121

Construction and land development	281,815	291,764
Home equity lines of credit	91,233	95,366
Consumer	51,058	44,606
Leases	14,115	14,786
Credits cards - commercial	11,542	10,203
Total loans (1)	$3,635,156	$3,531,596

(1) Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs.

Accrued interest on loans, which is excluded from the amortized cost of loans, totaled $11 million and $12 million at March 31, 2021 and December 31, 2020, respectively, and was included in the consolidated balance sheets.

Loans with carrying amounts of $2.0 billion were pledged to secure FHLB borrowing capacity at both March 31, 2021 and December 31, 2020, respectively.

Loans to directors and their related interests, including loans to companies for which directors are principal owners and executive officers, totaled $52 million and $43 million as of March 31, 2021 and December 31, 2020, respectively.

Bancorp’s estimate of the ACL on loans reflects losses expected over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications. The ACL on loans decreased $1.2 million, or 2%, from December 31, 2020 to March 31, 2021, which was attributed largely to an improved unemployment forecast and general improvement in other underlying CECL model factors, offset partially by loan growth.

The table below reflects activity in the ACL related to loans:

(in thousands) Three Months Ended March 31, 2021	Beginning Balance	Provision for Credit Losses on Loans	Charge-offs	Recoveries	Ending Balance

Commercial real estate - non-owner occupied	$19,396	$635	$-	$31	$20,062
Commercial real estate - owner occupied	6,983	82	-	-	7,065
Total commercial real estate	26,379	717	-	31	27,127

Commercial and industrial - term	8,970	(452)	(55)	6	8,469
Commercial and industrial - lines of credit	3,614	(631)	-	-	2,983
Total commercial and industrial	12,584	(1,083)	(55)	6	11,452

Residential real estate - owner occupied	3,389	(94)	(3)	-	3,292
Residential real estate - non-owner occupied	1,818	(110)	-	1	1,709
Total residential real estate	5,207	(204)	(3)	1	5,001

Construction and land development	6,119	(592)	-	-	5,527
Home equity lines of credit	895	(52)	-	-	843
Consumer	340	41	(64)	78	395
Leases	261	(26)	-	-	235
Credit cards - commercial	135	(1)	-	-	134
Total net loan (charge-offs) recoveries	$51,920	$(1,200)	$(122)	$116	$50,714

(in thousands) Three Months Ended March 31, 2020	Beginning Balance	Impact of Adopting ASC 326	Initial ACL on Loans Purchased with Credit Deterioration	Provision for Credit Losses on Loans	Charge-offs	Recoveries	Ending Balance

Commercial real estate - non-owner occupied	$5,235	$2,946	$152	$5,100	$-	$3	$13,436
Commercial real estate - owner occupied	3,327	1,542	1,350	290	-	-	6,509
Total commercial real estate	8,562	4,488	1,502	5,390	-	3	19,945

Commercial and industrial - term	6,782	365	-	837	-	6	7,990
Commercial and industrial - lines of credit	5,657	(1,528)	-	(263)	-	-	3,866
Total commercial and industrial	12,439	(1,163)	-	574	-	6	11,856

Residential real estate - owner occupied	1,527	1,087	99	(11)	-	-	2,702
Residential real estate - non-owner occupied	947	429	-	43	-	-	1,419
Total residential real estate	2,474	1,516	99	32	-	-	4,121

Construction and land development	2,105	3,056	-	24	-	-	5,185
Home equity lines of credit	728	114	-	(219)	-	-	623
Consumer	100	264	34	(138)	(174)	111	197
Leases	237	(4)	-	(74)	-	-	159
Credit cards - commercial	146	(50)	-	(39)	-	-	57
Total net loan (charge-offs) recoveries	$26,791	$8,221	$1,635	$5,550	$(174)	$120	$42,143

The following table presents the amortized cost basis of non-performing loans and the amortized cost basis of loans on non-accrual status for which there was no related ACL losses:

	Non-accrual Loans			Past Due 90-Days-
(in thousands)	With No	Total	Troubled Debt	or-More and Still
March 31, 2021	Recorded ACL	Non-accrual	Restructurings	Accruing Interest

Commercial real estate - non-owner occupied	$212	$10,305	$—	$—
Commercial real estate - owner occupied	699	1,054	—	—
Total commercial real estate	911	11,359	—	—

Commercial and industrial - term	363	363	15	1,151
Commercial and industrial - lines of credit	—	—	—	78
Total commercial and industrial	363	363	15	1,229

Residential real estate - owner occupied	810	810	—	148
Residential real estate - non-owner occupied	100	100	—	—
Total residential real estate	910	910	—	148

Construction and land development	—	—	—	—
Home equity lines of credit	274	274	—	—
Consumer	7	7	—	—
Leases	—	—	—	—
Credit cards - commercial	—	—	—	—
Total	$2,465	$12,913	$15	$1,377

	Non-accrual Loans			Past Due 90-Days-
(in thousands)	With No	Total	Troubled Debt	or-More and Still
December 31, 2020	Recorded ACL	Non-accrual	Restructurings	Accruing Interest

Commercial real estate - non-owner occupied	$186	$10,278	$—	$—
Commercial real estate - owner occupied	1,048	1,403	—	156
Total commercial real estate	1,234	11,681	—	156

Commercial and industrial - term	6	6	16	—
Commercial and industrial - lines of credit	88	88	—	—
Total commercial and industrial	94	94	16	—

Residential real estate - owner occupied	413	413	—	178
Residential real estate - non-owner occupied	101	101	—	301
Total residential real estate	514	514	—	479

Construction and land development	—	—	—	—
Home equity lines of credit	221	221	—	14
Consumer	4	4	—	—
Leases	—	—	—	—
Credit cards - commercial	—	—	—	—
Total	$2,067	$12,514	$16	$649

For the three month periods ended March 31, 2021 and 2020, the amount of accrued interest income previously recorded as revenue and subsequently reversed due to the change in accrual status was immaterial.

For the three month periods ended March 31, 2021 and 2020, no interest income was recognized on loans on non-accrual status.

The following table presents the amortized cost basis and ACL allocated for collateral dependent loans, which are individually evaluated to determine expected credit losses:

(in thousands) March 31, 2021	Real Estate	Accounts Receivable / Equipment	Other	Total	ACL Allocation

Commercial real estate - non-owner occupied	$10,305	$-	$-	$10,305	$3,037
Commercial real estate - owner occupied	1,054	-	-	1,054	13
Total commercial real estate	11,359	-	-	11,359	3,050

Commercial and industrial - term	327	51	-	378	15
Commercial and industrial - lines of credit	-	-	-	-	-
Total commercial and industrial	327	51	-	378	15

Residential real estate - owner occupied	810	-	-	810	-
Residential real estate - non-owner occupied	100	-	-	100	-
Total residential real estate	910	-	-	910	-

Construction and land development	-	-	-	-	-
Home equity lines of credit	274	-	-	274	-
Consumer	7	-	-	7	-
Leases	-	-	-	-	-
Credit cards - commercial	-	-	-	-	-
Total collateral dependent loans	$12,877	$51	$-	$12,928	$3,065

(in thousands) December 31, 2020	Real Estate	Accounts Receivable / Equipment	Other	Total	ACL Allocation

Commercial real estate - non-owner occupied	$10,278	$-	$-	$10,278	$3,037
Commercial real estate - owner occupied	1,403	-	-	1,403	13
Total commercial real estate	11,681	-	-	11,681	3,050

Commercial and industrial - term	16	7	-	23	16
Commercial and industrial - lines of credit	-	88	-	88	-
Total commercial and industrial	16	95	-	111	16

Residential real estate - owner occupied	413	-	-	413	-
Residential real estate - non-owner occupied	101	-	-	101	-
Total residential real estate	514	-	-	514	-

Construction and land development	-	-	-	-	-
Home equity lines of credit	221	-	-	221	-
Consumer	-	-	4	4	-
Leases	-	-	-	-	-
Credit cards - commercial	-	-	-	-	-
Total collateral dependent loans	$12,432	$95	$4	$12,531	$3,066

There have been no significant changes to the types of collateral securing Bancorp’s collateral dependent loans.

The following tables present the aging of contractually past due loans by portfolio class:

(in thousands)		30-59 days	60-89 days	90 or more	Total	Total
March 31, 2021*	Current	Past Due	Past Due	Days Past Due	Past Due	Loans

Commercial real estate - non-owner occupied	$875,452	$374	$-	$697	$1,071	$876,523
Commercial real estate - owner occupied	526,300	347	155	514	1,016	527,316
Total commercial real estate	1,401,752	721	155	1,211	2,087	1,403,839

Commercial and industrial - term	507,642	118	517	1,290	1,925	509,567
Commercial and industrial - term - PPP	612,885	—	—	—	—	612,885
Commercial and industrial - lines of credit	260,055	74	—	77	151	260,206
Total commercial and industrial	1,380,582	192	517	1,367	2,076	1,382,658

Residential real estate - owner occupied	261,350	320	217	629	1,166	262,516
Residential real estate - non-owner occupied	136,257	23	—	100	123	136,380
Total residential real estate	397,607	343	217	729	1,289	398,896

Construction and land development	281,815	—	—	—	—	281,815
Home equity lines of credit	90,778	243	19	193	455	91,233
Consumer	50,994	61	—	3	64	51,058
Leases	14,115	—	—	—	—	14,115
Credit cards - commercial	11,519	23	—	—	23	11,542
Total	$3,629,162	$1,583	$908	$3,503	$5,994	$3,635,156

(in thousands)		30-59 days	60-89 days	90 or more	Total	Total
December 31, 2020*	Current	Past Due	Past Due	Days Past Due	Past Due	Loans

Commercial real estate - non-owner occupied	$822,199	$-	$10,600	$671	$11,271	$833,470
Commercial real estate - owner occupied	507,265	278	—	1,129	1,407	508,672
Total commercial real estate	1,329,464	278	10,600	1,800	12,678	1,342,142

Commercial and industrial - term	523,936	1,404	430	6	1,840	525,776
Commercial and industrial - term - PPP	550,186	—	—	—	—	550,186
Commercial and industrial - lines of credit	276,472	86	—	88	174	276,646
Total commercial and industrial	1,350,594	1,490	430	94	2,014	1,352,608

Residential real estate - owner occupied	237,902	585	247	457	1,289	239,191
Residential real estate - non-owner occupied	140,234	294	—	402	696	140,930
Total residential real estate	378,136	879	247	859	1,985	380,121

Construction and land development	291,764	—	—	—	—	291,764
Home equity lines of credit	95,206	7	139	14	160	95,366
Consumer	44,510	90	4	2	96	44,606
Leases	14,786	—	—	—	—	14,786
Credit cards - commercial	10,197	5	—	1	6	10,203
Total	$3,514,657	$2,749	$11,420	$2,770	$16,939	$3,531,596

* - Pursuant to the CARES Act, loan deferrals granted to borrowers experiencing business interruptions related to the pandemic were not classified as TDRs and not included in past due and/or non-performing loan statistics. As of March 31, 2021 and December 31, 2020, outstanding loan deferrals of $14 million and $37 million are reflected as current, respectively.

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

Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal of loan constitutes a current period origination. Current period renewals of credit are re-underwritten at the point of renewal and considered current period originations for purposes of the table below. Beginning in 2021, Bancorp has elected not to disclose revolving loans that have converted to term loans, as activity relating to this disclosure, which is included in the tables presented below as of December 31, 2020, is currently immaterial to Bancorp’s loan portfolio and is expected to be in the future. As of March 31, 2021, the risk rating of loans based on year of origination was as follows:

							Revolving
							loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						amortized
March 31, 2021	2021	2020	2019	2018	2017	Prior	cost basis	Total

Commercial real estate - non-owner occupied:
Risk rating
Pass	$68,649	$299,229	$117,679	$106,861	$96,267	$125,113	$13,948	$827,746
OAEM	-	4,899	16,438	-	-	8,216	-	29,553
Substandard	5,166	-	1,826	-	-	1,497	430	8,919
Substandard non-performing	-	9,645	25	-	607	-	28	10,305
Doubtful	-	-	-	-	-	-	-	-
Total Commercial real estate non-owner occupied	$73,815	$313,773	$135,968	$106,861	$96,874	$134,826	$14,406	$876,523

Commercial real estate - owner occupied:
Risk rating
Pass	$40,833	$187,832	$92,194	$81,596	$44,782	$54,936	$5,755	$507,928
OAEM	-	72	6,466	1,440	779	840	-	9,597
Substandard	2,490	-	4,725	1,321	88	113	-	8,737
Substandard non-performing	-	541	-	15	32	466	-	1,054
Doubtful	-	-	-	-	-	-	-	-
Total Commercial real estate owner occupied	$43,323	$188,445	$103,385	$84,372	$45,681	$56,355	$5,755	$527,316

Commercial and industrial - term:
Risk rating
Pass	$63,861	$187,921	$78,625	$88,071	$39,487	$36,746	$-	$494,711
OAEM	-	-	2,216	5,479	-	283	-	7,978
Substandard	197	1,208	2,990	1,897	-	223	-	6,515
Substandard non-performing	-	-	233	50	80	-	-	363
Doubtful	-	-	-	-	-	-	-	-
Total Commercial and industrial - term	$64,058	$189,129	$84,064	$95,497	$39,567	$37,252	$-	$509,567

Commercial and industrial - PPP
Risk rating
Pass	$233,225	$379,660	$-	$-	$-	$-	$-	$612,885
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Commercial and industrial - PPP	$233,225	$379,660	$-	$-	$-	$-	$-	$612,885

(continued)

(continued)
							Revolving
							loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						amortized
March 31, 2021	2021	2020	2019	2018	2017	Prior	cost basis	Total

Commercial and industrial - lines of credit
Risk rating
Pass	$7,591	$21,436	$13,968	$2,146	$1,951	$334	$208,258	$255,684
OAEM	-	-	78	-	-	-	1,140	1,218
Substandard	-	-	2,155	-	-	-	1,149	3,304
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Commercial and industrial - lines of credit	$7,591	$21,436	$16,201	$2,146	$1,951	$334	$210,547	$260,206

Residential real estate - owner occupied
Risk rating
Pass	$40,475	$91,657	$32,914	$20,965	$17,129	$58,445	$-	$261,585
OAEM	-	-	-	-	-	-	-	-
Substandard	8	-	-	-	113	-	-	121
Substandard non-performing	-	49	58	134	101	468	-	810
Doubtful	-	-	-	-	-	-	-	-
Total Residential real estate - owner occupied	$40,483	$91,706	$32,972	$21,099	$17,343	$58,913	$-	$262,516

Residential real estate - non-owner occupied
Risk rating
Pass	$9,179	$57,285	$20,460	$24,329	$9,136	$13,937	$-	$134,326
OAEM	91	134	1,591	138	-	-	-	1,954
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	26	-	74	-	100
Doubtful	-	-	-	-	-	-	-	-
Total Residential real estate - non-owner occupied	$9,270	$57,419	$22,051	$24,493	$9,136	$14,011	$-	$136,380

Construction and land development
Risk rating
Pass	$33,972	$129,252	$77,587	$20,318	$14,161	$1,448	$4,828	$281,566
OAEM	-	-	-	-	-	-	249	249
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Construction and land development	$33,972	$129,252	$77,587	$20,318	$14,161	$1,448	$5,077	$281,815

Home equity lines of credit
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$90,959	$90,959
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	274	274
Doubtful	-	-	-	-	-	-	-	-
Total Home equity lines of credit	$-	$-	$-	$-	$-	$-	$91,233	$91,233

(continued)

(continued)
							Revolving
							loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						amortized
March 31, 2021	2021	2020	2019	2018	2017	Prior	cost basis	Total

Consumer
Risk rating
Pass*	$9,981	$8,831	$2,316	$1,279	$198	$819	$27,627	$51,051
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	4	-	3	-	7
Doubtful	-	-	-	-	-	-	-	-
Total Consumer	$9,981	$8,831	$2,316	$1,283	$198	$822	$27,627	$51,058

Leases
Risk rating
Pass	$636	$4,440	$1,752	$1,952	$1,017	$4,268	$-	$14,065
OAEM	-	-	-	-	-	50	-	50
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Leases	$636	$4,440	$1,752	$1,952	$1,017	$4,318	$-	$14,115

Credit cards - commercial
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$11,542	$11,542
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Credit cards	$-	$-	$-	$-	$-	$-	$11,542	$11,542

Total loans
Risk rating
Pass	$508,402	$1,367,543	$437,495	$347,517	$224,128	$296,046	$362,917	$3,544,048
OAEM	91	5,105	26,789	7,057	779	9,389	1,389	50,599
Substandard	7,861	1,208	11,696	3,218	201	1,833	1,579	27,596
Substandard non-performing	-	10,235	316	229	820	1,011	302	12,913
Doubtful	-	-	-	-	-	-	-	-
Total Loans	$516,354	$1,384,091	$476,296	$358,021	$225,928	$308,279	$366,187	$3,635,156

*Revolving loans include $492 thousand in overdrawn demand deposit balances.

As of December 31, 2020, the risk rating of loans based on year of origination was as follows:

							Revolving	Revolving
							loans	loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						amortized	converted
December 31, 2020	2020	2019	2018	2017	2016	Prior	cost basis	to term	Total

Commercial real estate - non-owner occupied:
Risk rating
Pass	$303,246	$114,731	$102,147	$105,981	$77,925	$57,221	$12,439	$11,717	$785,407
OAEM	3,867	16,587	-	-	7,707	615	-	-	28,776
Substandard	4,174	1,901	-	-	1,513	991	430	-	9,009
Substandard non-performing	9,644	-	-	609	-	-	-	25	10,278
Doubtful	-	-	-	-	-	-	-	-	-
Total Commercial real estate non-owner occupied	$320,931	$133,219	$102,147	$106,590	$87,145	$58,827	$12,869	$11,742	$833,470

Commercial real estate - owner occupied:
Risk rating
Pass	$183,666	$94,462	$83,592	$47,506	$39,638	$30,533	$7,693	$2,418	$489,508
OAEM	74	6,534	1,575	796	115	-	200	-	9,294
Substandard	1,408	5,360	1,335	247	117	-	-	-	8,467
Substandard non-performing	91	-	15	500	-	471	-	326	1,403
Doubtful	-	-	-	-	-	-	-	-	-
Total Commercial real estate owner occupied	$185,239	$106,356	$86,517	$49,049	$39,870	$31,004	$7,893	$2,744	$508,672

Commercial and industrial - term:
Risk rating
Pass	$215,629	$94,563	$104,871	$42,929	$36,016	$8,412	$-	$7,690	$510,110
OAEM	60	2,969	7,878	-	283	8	-	-	11,198
Substandard	1,229	2,521	-	91	163	74	-	384	4,462
Substandard non-performing	-	-	-	-	-	6	-	-	6
Doubtful	-	-	-	-	-	-	-	-	-
Total Commercial and industrial - term	$216,918	$100,053	$112,749	$43,020	$36,462	$8,500	$-	$8,074	$525,776

Commercial and industrial - PPP
Risk rating
Pass	$550,186	$-	$-	$-	$-	$-	$-	$-	$550,186
OAEM	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total Commercial and industrial - PPP	$550,186	$-	$-	$-	$-	$-	$-	$-	$550,186

(continued)

(continued)
							Revolving	Revolving
							loans	loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						amortized	converted
December 31, 2020	2020	2019	2018	2017	2016	Prior	cost basis	to term	Total

Commercial and industrial - lines of credit
Risk rating
Pass	$26,351	$14,405	$2,229	$1,990	$290	$85	$223,172	$-	$268,522
OAEM	-	2,222	-	-	-	-	1,596	-	3,818
Substandard	-	-	-	-	-	-	4,218	-	4,218
Substandard non-performing	-	-	-	-	-	-	88	-	88
Doubtful	-	-	-	-	-	-	-	-	-
Total Commercial and industrial - lines of credit	$26,351	$16,627	$2,229	$1,990	$290	$85	$229,074	$-	$276,646

Residential real estate - owner occupied
Risk rating
Pass	$94,023	$34,631	$23,748	$19,567	$27,791	$37,362	$-	$1,528	$238,650
OAEM	-	-	-	-	-	-	-	-	-
Substandard	13	-	-	115	-	-	-	-	128
Substandard non-performing	49	58	-	100	38	73	-	95	413
Doubtful	-	-	-	-	-	-	-	-	-
Total Residential real estate - owner occupied	$94,085	$34,689	$23,748	$19,782	$27,829	$37,435	$-	$1,623	$239,191

Residential real estate - non-owner occupied
Risk rating
Pass	$63,537	$22,422	$25,466	$10,587	$9,609	$6,451	$-	$788	$138,860
OAEM	137	1,600	140	-	-	92	-	-	1,969
Substandard	-	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	29	-	-	72	-	-	101
Doubtful	-	-	-	-	-	-	-	-	-
Total Residential real estate - non-owner occupied	$63,674	$24,022	$25,635	$10,587	$9,609	$6,615	$-	$788	$140,930

Construction and land development
Risk rating
Pass	$139,611	$94,066	$32,539	$15,384	$1,175	$553	$6,304	$1,883	$291,515
OAEM	-	-	-	-	-	-	249	-	249
Substandard	-	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total Construction and land development	$139,611	$94,066	$32,539	$15,384	$1,175	$553	$6,553	$1,883	$291,764

Home equity lines of credit
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$95,145	$-	$95,145
OAEM	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	221	-	221
Doubtful	-	-	-	-	-	-	-	-	-
Total Home equity lines of credit	$-	$-	$-	$-	$-	$-	$95,366	$-	$95,366

(continued)

(continued)

							Revolving	Revolving
							loans	loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						amortized	converted
December 31, 2020	2020	2019	2018	2017	2016	Prior	cost basis	to term	Total

Consumer
Risk rating
Pass*	$10,334	$2,897	$1,687	$243	$420	$466	$28,363	$192	$44,602
OAEM	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	2	-	2	-	4
Doubtful	-	-	-	-	-	-	-	-	-
Total Consumer	$10,334	$2,897	$1,687	$243	$422	$466	$28,365	$192	$44,606

Leases
Risk rating
Pass	$4,674	$1,875	$2,144	$1,300	$2,550	$2,168	$-	$-	$14,711
OAEM	-	-	-	-	69	-	-	-	69
Substandard	-	-	6	-	-	-	-	-	6
Substandard non-performing	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total Leases	$4,674	$1,875	$2,150	$1,300	$2,619	$2,168	$-	$-	$14,786

Credit cards - commercial
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$10,203	$-	$10,203
OAEM	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total Credit cards	$-	$-	$-	$-	$-	$-	$10,203	$-	$10,203

Total loans
Risk rating
Pass	$1,591,257	$474,052	$378,423	$245,487	$195,414	$143,251	$383,319	$26,216	$3,437,419
OAEM	4,138	29,912	9,593	796	8,174	715	2,045	-	55,373
Substandard	6,824	9,782	1,341	453	1,793	1,065	4,648	384	26,290
Substandard non-performing	9,784	58	44	1,209	40	622	311	446	12,514
Doubtful	-	-	-	-	-	-	-	-	-
Total Loans	$1,612,003	$513,804	$389,401	$247,945	$205,421	$145,653	$390,323	$27,046	$3,531,596

* - Revolving loans include $536 thousand in overdrawn demand deposit balances.

Bancorp considers the performance of the loan portfolio and its impact on the ACL. For certain loan classes, such as credit cards, credit quality is evaluated based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in commercial credit cards based on payment activity:

	March 31,	December 31,
(in thousands)	2021	2020

Credit cards - commercial
Performing	$11,542	$10,203
Non-performing	—	—
Total credit cards - commercial	$11,542	$10,203

In accordance with Section 4013 of the CARES Act and in response to requests from borrowers who experienced business or personal cash flow interruptions related to the pandemic, Bancorp extended payment deferrals for those affected borrowers. Depending on the demonstrated need of the customer, Bancorp deferred either the full loan payment or the principal-only portion of respective loan payments, typically for 90 or 180 days, for some borrowers directly impacted by the pandemic. Pursuant to the CARES Act, these loan deferrals were not classified as TDRs and not included in past due and/or non-performing loan statistics. As of March 31, 2021, outstanding loan deferrals totaled $14 million, representing 0.45% of the total loan portfolio (excluding PPP loans) compared to $37 million, or 1.24% of the total loan portfolio (excluding PPP loans) at December 31, 2020.

Troubled Debt Restructurings

Detail of outstanding TDRs included in total non-performing loans follows:

	March 31, 2021			December 31, 2020
		Specific	Additional		Specific	Additional
		reserve	commitment		reserve	commitment
(in thousands)	Balance	allocation	to lend	Balance	allocation	to lend

Commercial and industrial - term	$15	$15	$—	$16	$16	$—
Residential real estate	—	—	—	—	—	—
Total TDRs	$15	$15	$—	$16	$16	$—

During the three periods ended March 31, 2021 and 2020, there were no loans modified as TDRs and there were no payment defaults of existing TDRs within 12 months following the modification. Default is determined at 90 or more days past due, charge-off, or foreclosure.

At March 31, 2021 and December 31, 2020, Bancorp had $286,000 and $147,000, respectively, in residential real estate loans for which formal foreclosure proceedings were in process.

(4)	Goodwill and Core Deposit Intangibles

Goodwill represents $11.8 million related to the 2019 KSB acquisition and $682,000 related to the 1996 purchase of a bank in southern Indiana. The acquisition of TBOC in 2013 generated a bargain purchase gain. Effective March 31, 2020, management finalized the fair values of the acquired assets and assumed liabilities related to the 2019 KSB acquisition ahead of the 12 months as allowed by GAAP.

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

Changes in the carrying value of goodwill follows:

	Three months ended
	March 31,
(in thousands)	2021	2020
Balance at beginning of period	$12,513	$12,513
Goodwill acquired	—	—
Recast adjustments	—	—
Impairment	—	—
Balance at end of period	$12,513	$12,513

Bancorp recorded CDI assets of $1.5 million and $2.5 million in association with the acquisition of KSB in 2019 and TBOC in 2013, respectively.

Changes in the net carrying amount of CDIs follows:

	Three months ended
	March 31,
(in thousands)	2021	2020
Balance at beginning of period	$1,962	$2,285
Core deposit intangible acquired	—	—
Amortization	(77)	(82)
Balance at end of period	$1,885	$2,203

(5)	Other Assets

A summary of the major components of other assets follows:

	March 31,	December 31,
(in thousands)	2021	2020

Cash surrender value of life insurance other than BOLI	$18,913	$18,426
Net deferred tax asset	24,629	22,320
Investments in tax credit related ventures	9,400	9,552
Swap assets	4,080	8,374
Prepaid assets	2,267	2,935
Trust fees receivable	2,350	2,192
Mortgage servicing rights	2,865	2,710
Other real estate owned	281	281
Other	5,013	4,575
Total other assets	$69,798	$71,365

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

The estimated fair value of MSRs at March 31, 2021 and December 31, 2020 were $4 million and $3 million, respectively. There was no valuation allowance recorded for MSRs as of March 31, 2021 and December 31, 2020, as fair value exceeded carrying value.

Changes in the net carrying amount of MSRs follows:

	Three months ended
	March 31,
(in thousands)	2021	2020
Balance at beginning of period	$2,710	$1,372
Additions for mortgage loans sold	407	130
Amortization	(252)	(56)
Impairment	—	—
Balance at end of period	$2,865	$1,446

Total outstanding principal balances of loans serviced for others were $446 million and $428 million at March 31, 2021 and December 31, 2020, respectively.

(6)	Income Taxes

Components of income tax expense (benefit) from operations follows:

	Three months ended
	March 31,
(in thousands)	2021	2020
Current income tax expense:
Federal	$3,493	$1,842
State	522	131
Total current income tax expense	4,015	1,973

Deferred income tax expense (benefit):
Federal	837	652
State	609	(376)
Total deferred income tax expense (benefit)	1,446	276
Change in valuation allowance	-	1
Total income tax expense	$5,461	$2,250

An analysis of the difference between the statutory and ETRs from operations follows:

	Three months ended
	March 31,
	2021	2020
U.S. federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	3.2	(1.3)
Tax credits	(0.5)	(5.9)
Excess tax benefit from stock-based compensation arrangements	(3.0)	0.4
Change in cash surrender value of life insurance	(0.4)	1.2
Tax exempt interest income	(0.1)	(0.3)
Other, net	(0.8)	(0.6)
Effective tax rate	19.4%	14.5%

Current state income tax expense represents tax owed to the states of Kentucky and Indiana. Ohio state bank taxes are currently based on capital levels and are recorded as other non-interest expense.

The state of Kentucky passed legislation in 2019 that required financial institutions to transition from a capital based franchise tax to the Kentucky corporate income tax beginning in 2021 and allows entities filing a combined Kentucky income tax return to share certain tax attributes, including net operating loss carryforwards. These changes served to increase the ETR 3.2% for the first quarter of 2021, while the quarterly re-measurement of deferred tax assets affected by these changes drove the corresponding net reduction of the ETR experienced for the same period of last year.

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

(7)	Deposits

The composition of deposits follows:

(in thousands)	March 31, 2021	December 31, 2020

Non-interest bearing demand deposits	$1,370,183	$1,187,057
Interest bearing deposits:
Interest bearing demand	1,383,349	1,355,985
Savings	230,965	208,774
Money market	847,758	844,414

Time deposits of $250 thousand or more	67,179	73,065
Other time deposits(1)	300,528	319,339
Total time deposits	367,707	392,404
Total interest bearing deposits	2,829,779	2,801,577
Total deposits	$4,199,962	$3,988,634

(1)    Includes $20 million and $25 million in brokered deposits as of March 31, 2021 and December 31, 2020, respectively.

(8)	Securities Sold Under Agreements to Repurchase

SSUAR represent a funding source of Bancorp and are primarily used by commercial customers in conjunction with collateralized corporate cash management accounts. Such repurchase agreements are considered financing agreements and mature within one business day from the transaction date. At March 31, 2021 and December 31, 2020, all of these financing arrangements had overnight maturities and were secured by government sponsored enterprise obligations and government agency mortgage-backed securities that were owned and controlled by Bancorp.

Information concerning SSUAR follows:

(dollars in thousands)	March 31, 2021	December 31, 2020
Outstanding balance at end of period	$51,681	$47,979
Weighted average interest rate at end of period	0.03%	0.05%

	Three months ended
	March 31,
(dollars in thousands)	2021	2020

Average outstanding balance during the period	$46,937	$33,413
Average interest rate during the period	0.04%	0.19%
Maximum outstanding at any month end during the period	$51,681	$33,955

(9)	FHLB Advances

Bancorp had 36 separate advances totaling $24 million outstanding as of March 31, 2021, as compared with 37 separate advances totaling $32 million as of December 31, 2020. As a result of the KSB acquisition, Bancorp assumed 46 advances totaling $43 million, with maturities extending to 2028. These advances were discounted to fair value as of the acquisition date. As of March 31, 2021, for one non-callable advance totaling $10 million, interest payments are due monthly with principal due at maturity. For the remaining advances, principal and interest payments are due monthly based on an amortization schedule.

Subsequent to the end of the first quarter, Bancorp chose to pay off $14 million of term advances, with a weighted average cost of 2.03% prior to their maturity incurring an early-termination fee of $474,000. Bancorp made this decision due to its excess liquidity driven by the substantial deposit growth it achieved during 2020 and the first quarter of 2021 combined with the near-term outlook for low interest rates. Bancorp believes it will substantially “earn back” the early termination penalty through lower interest expense over the next two years assuming short-term interest rates remain at March 31, 2021 levels.

The following is a summary of the contractual maturities and average effective rates of outstanding advances:

(dollars in thousands)	As of March 31, 2021		As of December 31, 2020
Maturity		Weighted average		Weighted average
Year	Advance	Fixed Rate	Advance	Fixed Rate
2021	$10,118	0.25	$12,148	0.68
2022	—	—	—	—
2023	223	1.01	268	1.00
2024	843	2.37	1,389	2.36
2025	1,748	2.44	2,827	2.43
2026	2,956	1.94	5,401	1.96
2027	4,650	1.75	5,323	1.73
2028	3,642	2.27	4,283	2.27

Total	$24,180	1.29%	$31,639	1.52%

FHLB advances are collateralized by certain CRE and residential real estate mortgage loans under blanket mortgage collateral pledge agreements, as well as a portion Bancorp’s PPP loan portfolio and FHLB stock. Bancorp views these advances as an effective lower-costing alternative to brokered deposits to fund loan growth. At March 31, 2021 and December 31, 2020, the amount of available credit from the FHLB totaled $960 million and $804 million, respectively.

Bancorp also had $80 million in FFP lines available from correspondent banks at both March 31, 2021 and December 31, 2020, respectively.

(10)	Commitments and Contingent Liabilities

As of March 31, 2021 and December 31, 2020, Bancorp had various commitments outstanding that arose in the normal course of business which are properly not reflected in the consolidated financial statements. Total off-balance sheet commitments to extend credit follows:

(in thousands)	March 31, 2021	December 31, 2020
Commercial and industrial	$585,289	$555,077
Construction and development	292,996	266,550
Home equity	177,156	175,132
Credit cards	32,555	32,321
Overdrafts	32,917	33,564
Letters of credit	26,326	24,425
Other	51,935	54,385
Future loan commitments	201,487	249,318
Total off balance sheet commitments to extend credit	$1,400,661	$1,390,772

Commitments to extend credit are agreements to lend to customers either as unsecured or, in the case of secured, as long as collateral is available as agreed upon and there is no violation of any condition established in the contracts. Commitments generally have fixed expiration dates or other termination clauses. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not represent future cash requirements. Bancorp uses the same credit and collateral policies in making commitments and conditional guarantees as for on-balance sheet instruments. Bancorp evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, securities, equipment and real estate. However, should the commitments be drawn upon and should our customers default on their resulting obligation to us, our maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those instruments.

At March 31, 2021 and December 31, 2020, Bancorp had accrued $5.1 million and $5.4 million, respectively, in other liabilities for its estimate of credit losses on off balance sheet credit exposures. A net benefit of $275,000 was recorded for the provision for off balance sheet credit exposures for the three months ended March 31, 2021, as compared to net expense of $375,000 for the same period of 2020. The reduction in the ACL for off balance sheet credit exposures between December 31, 2020 and March 31, 2021 is attributed to nearly all loan segments experiencing a decrease in their reserve loss percentages consistent with generally improving model factors, particularly unemployment forecasts.

Standby letters of credit are conditional commitments issued by Bancorp to guarantee the performance of a customer to a first party beneficiary. Those guarantees are primarily issued to support commercial transactions. Standby letters of credit generally have maturities of one to two years.

Certain commercial customers require confirmation of Bancorp’s letters of credit by other banks since Bancorp does not have a rating by a national rating agency. Terms of the agreements range from one month to a year with certain agreements requiring between one and six months’ notice to cancel. If an event of default on all contracts had occurred at March 31, 2021, Bancorp would have been required to make payments of approximately $1.7 million, or the maximum amount payable under those contracts. No payments have ever been required because of default on these contracts. These agreements are normally secured by collateral acceptable to Bancorp, which limits credit risk associated with the agreements.

On April 9, 2021, a lawsuit was filed by a purported shareholder of Kentucky Bancshares, Inc. (“KBI”) in the Circuit Court of Bourbon County, Kentucky challenging our proposed merger with KBI.  The complaint, captioned Paul Parshall v. Kentucky Bancshares, Inc. et al. (Case No. 21-CI-00109), names as defendants KBI, the KBI board of directors, Stock Yards Bancorp, Inc. and H. Meyer Merger Subsidiary, Inc., a wholly-owned subsidiary of Stock Yards Bancorp (“Merger Sub”).  The complaint alleges, among other things, that the individual defendants breached their fiduciary duties as directors of KBI in connection with their consideration and approval of the proposed merger transaction and caused materially misleading and incomplete information regarding the proposed transaction to be disseminated to the KBI shareholders in violation of their fiduciary duty of disclosure.  The complaint further asserts that KBI, Stock Yards Bancorp and Merger Sub aided and abetted the alleged breaches of fiduciary duty by the directors of KBI in connection with the proposed transaction.  The complaint seeks, among other relief, preliminary and permanent injunctions preventing the defendants from proceeding with, consummating or closing the proposed transaction unless and until KBI provides all material information to KBI shareholders to allow them to make a fully informed voting or appraisal decision with respect to the proposed transaction and adopts and implements a procedure or process to obtain a merger agreement providing the best available terms for the KBI shareholders.  Stock Yards Bancorp, KBI and the KBI board of directors believe the claims asserted in the lawsuit are without merit. On April 28, 2021, Stock Yards Bancorp and Merger Sub, with the consent of the other defendants, filed a Notice of Removal with the U.S. District Court for the Eastern District of Kentucky, Central Division, to remove the case from Bourbon Circuit Court to the U.S. District Court (Case No. 5:21-CV-00108-REW) for all further proceedings.

On April 30, 2021, a lawsuit was filed by a purported shareholder of KBI in the U.S. District Court for the Southern District of New York challenging our proposed merger with KBI.  The complaint, captioned Alex Ciccotelli v. Kentucky Bancshares, Inc. et al. (Case No. 1:21-CV-03865-LAP), names as defendants KBI, the KBI board of directors, Stock Yards Bancorp and Merger Sub.  The complaint alleges, among other things, that the individual defendants violated Section 14(a) of the Securities Exchange Act of 1934 (the “1934 Act”) and Rule 14a-9 promulgated thereunder by disseminating a proxy statement/prospectus to the shareholders of KBI in connection with the proposed transaction that contains material misstatements and omissions and that KBI is liable as the issuer of those statements.  The complaint further asserts that the individual defendants and Stock Yards Bancorp are liable for the alleged misstatements and omissions in the proxy statement/prospectus by virtue of their actions as controlling persons of KBI within the meaning of Section 20(a) of the 1934 Act.  The complaint seeks, among other relief, preliminary and permanent injunctions preventing the defendants from proceeding with, consummating or closing the proposed transaction, an order directing the individual defendants to disseminate a proxy statement/prospectus that does not contain any material misstatements or omissions and, in the event defendants consummate the proposed transaction, an award of rescissionary damages.  Stock Yards Bancorp, KBI and the KBI board of directors believe the claims asserted in the lawsuit are without merit.

As of March 31, 2021, in the normal course of business, there were other pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate result of these legal actions and proceedings will not have a material adverse effect on the consolidated financial position or results of operations of Bancorp.

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

The methods of determining the fair value of assets and liabilities presented in this note are consistent with the methodologies disclosed in Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2020.

Carrying values of assets measured at fair value on a recurring basis follows:

	Fair Value Measurements Using:			Total
March 31, 2021 (in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Available for sale debt securities:
Government sponsored enterprise obligations	$—	$130,724	$—	$130,724
Mortgage backed securities - government agencies	—	523,131	—	523,131
Obligations of states and political subdivisions	—	18,312	—	18,312

Total available for sale debt securities	—	672,167	—	672,167

Interest rate swaps	—	4,080	—	4,080

Total assets	$—	$676,247	$—	$676,247

Liabilities:
Interest rate swaps	$—	$4,213	$—	$4,213

	Fair Value Measurements Using:			Total
December 31, 2020 (in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Available for sale debt securities:
Government sponsored enterprise obligations	$—	$138,078	$—	$138,078
Mortgage backed securities - government agencies	—	437,585	—	437,585
Obligations of states and political subdivisions	—	11,315	—	11,315

Total available for sale debt securities	—	586,978	—	586,978

Interest rate swaps	—	8,374	—	8,374

Total assets	$—	$595,352	$—	$595,352

Liabilities:
Interest rate swaps	$—	$8,391	$—	$8,391

There were no transfers into or out of Level 3 of the fair value hierarchy during 2021 or 2020.

Discussion of assets measured at fair value on a non-recurring basis follows:

MSRs – On at least a quarterly basis, MSRs are evaluated for impairment based upon the fair value of the MSRs as compared to carrying amount. Fair value is based on a valuation model that calculates the present value of estimated net servicing income. The model incorporates assumptions that market participants would use in estimating future net servicing income. These measurements are classified as Level 3. At March 31, 2021 and December 31, 2020, there was no valuation allowance for MSRs, as the fair value exceeded the cost. Accordingly, the MSRs are not included in the following tabular disclosure for March 31, 2021 and December 31, 2020.

Collateral dependent loans – For collateral-dependent loans where Bancorp has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the loan to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the estimated fair value of the collateral and the amortized cost basis of the loan as of the measurement date. For real estate loans, fair value of the loan’s collateral is determined by third party or internal appraisals, which are then adjusted for the estimated selling and closing costs related to liquidation of the collateral. For this asset class, the actual valuation methods (income, comparable sales, or cost) vary based on the status of the project or property. The unobservable inputs may vary depending on the individual assets with no one of the three methods being the predominant approach. Bancorp reviews the third party appraisal for appropriateness and adjusts the value downward to consider selling and closing costs, which typically range from 8% to 10% of the appraised value. For non-real estate loans, fair value of the loan’s collateral may be determined using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation and management’s expertise or knowledge of the client and client’s business.

OREO – OREO is primarily comprised of real estate acquired in partial or full satisfaction of loans. OREO is recorded at its estimated fair value less estimated selling and closing costs at the date of transfer, with any excess of the related loan balance over the fair value less expected selling costs charged to the ACL. Subsequent changes in fair value are reported as adjustments to the carrying amount and are recorded against earnings. Bancorp obtains the valuation of OREO with material balances from third party or internal appraisers. For this asset class, the actual valuation methods (income, sales comparable, or cost) vary based on the status of the project or property. The unobservable inputs may vary depending on the individual assets with no one of the three methods being the predominant approach. Bancorp reviews the appraisal for appropriateness and adjusts the value downward to consider selling and closing costs, which typically range from 8% to 10% of the appraised value.

Carrying values of assets measured at fair value on a non-recurring basis follows:

					Losses recorded
					for the three
	Fair Value Measurements Using:			Total	months ended
March 31, 2021 (in thousands)	Level 1	Level 2	Level 3	Fair Value	March 31, 2021

Collateral dependent loans	$—	$—	$7,571	$7,571	$—
Other real estate owned	—	—	281	281	—

					Losses recorded
					for the three
	Fair Value Measurements Using:			Total	months ended
December 31, 2020 (in thousands)	Level 1	Level 2	Level 3	Fair Value	March 31, 2020

Impaired loans	$—	$—	$7,546	$7,546	$—
Other real estate owned	—	—	281	281	—

There were no liabilities measured at fair value on a non-recurring basis at March 31, 2021 and December 31, 2020.

For Level 3 assets measured at fair value on a non-recurring basis, the significant unobservable inputs used in the fair value measurements are presented below.

	March 31, 2021
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average

Collateral dependent loans	$7,571	Appraisal	Appraisal discounts	10.7%
Other real estate owned	281	Appraisal	Appraisal discounts	36.0

	December 31, 2020
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average

Impaired loans - collateral dependent	$7,546	Appraisal	Appraisal discounts	10.7%
Other real estate owned	281	Appraisal	Appraisal discounts	36.0

(12)	Disclosure of Financial Instruments Not Reported at Fair Value

GAAP requires disclosure of the fair value of financial assets and liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis. The estimated fair values of Bancorp’s financial instruments not measured at fair value on a recurring or non-recurring basis follows:

(in thousands)	Carrying		Fair Value Measurements Using:
March 31, 2021	amount	Fair value	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$332,981	$332,981	$332,981	$—	$—
Mortgage loans held for sale	6,579	6,726	—	6,726	—
Federal Home Loan Bank stock	10,228	10,228	—	10,228	—
Loans, net	3,584,442	3,618,075	—	—	3,618,075
Accrued interest receivable	12,998	12,998	12,998	—	—

Liabilities
Non-interest bearing deposits	$1,370,183	$1,370,183	$1,370,183	$—	$—
Transaction deposits	2,462,072	2,462,072	—	2,462,072	—
Time deposits	367,707	370,126	—	370,126	—
Securities sold under agreement to repurchase	51,681	51,681	—	51,681	—
Federal funds purchased	8,642	8,642	—	8,642	—
Federal Home Loan Bank advances	24,180	24,792	—	24,792	—
Accrued interest payable	249	249	249	—	—

(in thousands)	Carrying		Fair Value Measurements Using:
December 31, 2020	amount	Fair value	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$317,945	$317,945	$317,945	$—	$—
Mortgage loans held for sale	22,547	23,389	—	23,389	—
Federal Home Loan Bank stock	11,284	11,284	—	11,284	—
Loans, net	3,479,676	3,513,916	—	—	3,513,916
Accrued interest receivable	13,094	13,094	13,094	—	—

Liabilities
Non-interest bearing deposits	$1,187,057	$1,187,057	$1,187,057	$—	$—
Transaction deposits	2,409,173	2,409,173	—	2,409,173	—
Time deposits	392,404	395,734	—	395,734	—
Securities sold under agreement to repurchase	47,979	47,979	—	47,979	—
Federal funds purchased	11,464	11,464	—	11,464	—
Federal Home Loan Bank advances	31,639	33,180	—	33,180	—
Accrued interest payable	391	391	391	—	—

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

(13)	Accumulated Other Comprehensive Income (Loss)

The following table illustrates activity within the balances of AOCI by component:

	Net unrealized	Net unrealized	Minimum
	gains (losses)	gains (losses)	pension
	on available for	on cash	liability
(in thousands)	sale debt securities	flow hedges	adjustment	Total
Three months ended March 31, 2021
Balance, January 1, 2021	$9,310	$(122)	$(447)	$8,741
Net current period other comprehensive income (loss)	(11,823)	32	—	(11,791)
Balance, March 31, 2021	$(2,513)	$(90)	$(447)	$(3,050)

Three months ended March 31, 2020
Balance, January 1, 2020	$1,085	$(39)	$(369)	$677
Net current period other comprehensive income (loss)	6,038	(263)	—	5,775
Balance, March 31, 2020	$7,123	$(302)	$(369)	$6,452

(14)	Preferred Stock

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

The following table reflects net income (numerator) and average shares outstanding (denominator) for basic and diluted net income per share computations:

	Three months ended
	March 31,
(in thousands, except per share data)	2021	2020
Net income	$22,710	$13,232

Weighted average shares outstanding - basic	22,622	22,516
Dilutive securities	243	220
Weighted average shares outstanding- diluted	22,865	22,736

Net income per share - basic	$1.00	$0.59
Net income per share - diluted	0.99	0.58

Certain SARs that were excluded from the EPS calculation because their impact was antidilutive were as follows:

	Three months ended
(shares in thousands)	March 31,
	2021	2020
Antidilutive SARs	29	247

(16)	Stock-Based Compensation

The fair value of all stock-based awards granted, net of estimated forfeitures, is recognized as compensation expense over the respective service period.

At Bancorp's 2015 Annual Meeting of Shareholders, shareholders approved the 2015 Omnibus Equity Compensation Plan and authorized the shares available from the expiring 2005 plan for future awards under the 2015 plan. In 2018, shareholders approved an additional 500,000 shares for issuance under the plan. As of March 31, 2021, there were 354,000 shares available for future awards. The 2005 Stock Incentive Plan expired in April 2015 and SARs granted under this plan expire as late as 2025. The 2015 Stock Incentive Plan has no defined expiration date.

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

Fair values of SARs are estimated at the date of grant using the Black-Scholes option-pricing model, a leading formula for calculating such value. This model requires the input of assumptions, changes to which can materially impact the fair value estimate. The following assumptions were used in SAR valuations at the grant date in each year:

Assumptions	2021	2020
Dividend yield	2.52%	2.51%
Expected volatility	25.21%	20.87%
Risk free interest rate	1.23%	1.25%
Expected life (years)	7.1	7.1

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

PSU Grants – PSUs vest based upon service and a three-year performance period, which begins January 1 of the first year of the performance period. Because grantees are not entitled to dividend payments during the performance period, the fair value of these PSUs is estimated based upon the market value of the underlying shares on the date of grant, adjusted for non-payment of dividends. Grants require a one-year post-vesting holding period and therefore the fair value of such grants incorporates a liquidity discount related to the holding period of 6.1% and 4.4% for 2021 and 2020.

RSU Grants – RSUs are only granted to non-employee directors, are time-based and vest 12 months after grant date. Because grantees are entitled to deferred dividend payments at the end of the vesting period, therefore the fair value of the RSUs equals market value of underlying shares on the date of grant.

In the first quarters of 2021 and 2020, Bancorp awarded 7,758 and 6,570 RSUs to non-employee directors of Bancorp with a grant date fair value of $315,000 and $270,000, respectively.

Bancorp utilized cash of $164,000 and $224,000 during the first three months of 2021 and 2020, respectively, for the purchase of shares upon the vesting of RSUs.

Bancorp has recognized stock-based compensation expense for SARs, RSAs and PSUs within compensation expense and RSUs for directors within other non-interest expense, as follows:

	Three months ended March 31, 2021
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$89	$329	$76	$355	$849
Deferred tax benefit	(19)	(69)	(16)	(75)	(179)
Total net expense	$70	$260	$60	$280	$670

	Three months ended March 31, 2020
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$90	$325	$67	$335	$817
Deferred tax benefit	(19)	(68)	(14)	(71)	(172)
Total net expense	$71	$257	$53	$264	$645

Detail of unrecognized stock-based compensation expense follows:

	Stock
(in thousands)	Appreciation	Restricted	Restricted	Performance
Year ended	Rights	Stock Awards	Stock Units	Stock Units	Total

Remainder of 2021	$262	$992	$237	$1,134	$2,625
2022	305	1,126	3	980	2,414
2023	230	910	—	490	1,630
2024	124	656	—	—	780
2025	65	392	—	—	457
2026	9	36	—	—	45
Total estimated expense	$995	$4,112	$240	$2,604	$7,951

The following table summarizes SARs activity and related information:

								Weighted
					Weighted		Weighted	average
					average	Aggregate	average	remaining
		Exercise			exercise	intrinsic	fair	contractual
(in thousands, except per share data)	SARs	price			price	value(1)	value	life (in years)

Outstanding, January 1, 2020	641	$14.02	-	$40.00	$25.06	$10,250	$4.10	5.3
Granted	48	37.30	-	37.30	37.30	154	5.80
Exercised	(96)	14.02	-	25.76	16.33	2,401	2.88
Forfeited	—		—		—	—	—
Outstanding, December 31, 2020	593	$15.24	-	$40.00	$27.47	$7,706	$4.44	5.1

Outstanding, January 1, 2021	593	$15.24	-	$40.00	$27.47	$7,706	$4.44	5.1
Granted	28	50.71	-	50.71	50.71	10	9.75
Exercised	(76)	15.24	-	15.84	15.31	2,815	2.58
Forfeited	—		—		—	—	—
Outstanding, March 31, 2021	545	$15.24	-	$50.71	$30.40	$11,258	$4.98	5.6

Vested and exercisable	386	$15.24	-	$40.00	$26.41	$9,509	$4.29	4.6
Unvested	159	33.08	-	50.71	40.08	1,749	6.65	8.2
Outstanding, March 31, 2021	545	$15.24	-	$50.71	$30.40	$11,258	$4.98	5.6

Vested in the current year	51	$25.76	-	$40.00	$33.77	$876	$5.45

(1) – Aggregate intrinsic value for SARs is defined as the amount by which the current market price of the underlying stock exceeds the exercise or grant price.

The following table summarizes activity for RSAs granted:

		Grant date
		weighted
(in thousands, except per share data)	RSAs	average cost

Unvested at January 1, 2020	108	$34.31
Shares awarded	36	39.30
Restrictions lapsed and shares released	(41)	32.38
Shares forfeited	(4)	36.63
Unvested at December 31, 2020	99	$36.85

Unvested at January 1, 2021	99	$36.85
Shares awarded	39	46.90
Restrictions lapsed and shares released	(32)	35.34
Shares forfeited	—	—
Unvested at March 31, 2021	106	$41.00

Shares expected to be awarded for PSUs granted to executive officers of Bancorp, the three-year performance period for which began January 1 of the award year, are as follows:

	Vesting		Expected
Grant	period	Fair	shares to
year	in years	value	be awarded
2019	3	$32.03	43,603
2020	3	32.27	45,577
2021	3	44.44	33,095

(17)	Derivative Financial Instruments

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

Bancorp had outstanding undesignated interest rate swap contracts as follows:

	Receiving		Paying
	March 31,	December 31,	March 31,	December 31,
(dollars in thousands)	2021	2020	2021	2020

Notional amount	$141,271	$119,940	$141,271	$119,940
Weighted average maturity (years)	7.6	7.8	7.6	7.8
Fair value	$4,080	$8,374	$4,213	$8,391

In 2016, Bancorp entered into an interest rate swap to hedge cash flows of a $10 million rolling fixed-rate three-month FHLB borrowing. The swap began December 6, 2016 and matures December 6, 2021. For purposes of hedging, rolling fixed rate advances are considered to be floating rate liabilities. Interest rate swaps involve exchange of Bancorp’s floating rate interest payments for fixed rate swap payments on underlying principal amounts. These swaps were designated and qualified, for cash-flow hedge accounting. For derivative instruments that are designated and qualify as cash flow hedging instruments, the effective portion of gains or losses is reported as a component of AOCI, and is subsequently reclassified into earnings as an adjustment to interest expense in periods for which the hedged forecasted transaction impacts earnings.

The following table details Bancorp’s derivative position designated as a cash flow hedge, and the related fair value:

(dollars in thousands)
				Fair value
Notional	Maturity	Receive (variable)	Pay fixed	assets (liabilities)
amount	date	index	swap rate	March 31, 2021	December 31, 2020
$10,000	December 6, 2021	Three Month LIBOR	1.89%	$(117)	$(160)

(18)	Regulatory Matters

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

Banking regulators have categorized the Bank as well-capitalized. To meet the definition of well-capitalized, a bank must have a minimum 6.5% Common Equity Tier 1 Risk-Based Capital ratio, 8.0% Tier 1 Risk-Based Capital ratio, 10.0% Total Risk-Based Capital ratio and 5.0% Tier 1 Leverage ratio.

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

The following table sets forth consolidated Bancorp’s and the Bank’s risk based capital amounts and ratios:

(dollars in thousands)	Actual		Minimum for adequately capitalized		Minimum for well capitalized
March 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$483,547	13.39%	$288,967	8.00%	NA	NA
Bank	470,308	13.06	288,044	8.00	$360,055	10.00%

Common equity tier 1 risk-based capital (1)
Consolidated	444,896	12.32	162,544	4.50	NA	NA
Bank	431,657	11.99	162,025	4.50	234,036	6.50

Tier 1 risk-based capital (1)
Consolidated	444,896	12.32	216,725	6.00	NA	NA
Bank	431,657	11.99	216,033	6.00	288,044	8.00

Leverage (2)
Consolidated	444,896	9.46	188,063	4.00	NA	NA
Bank	431,657	9.20	187,763	4.00	234,703	5.00

(dollars in thousands)	Actual		Minimum for adequately capitalized		Minimum for well capitalized
December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$470,648	13.36%	$281,887	8.00%	NA	NA
Bank	456,302	12.99	281,106	8.00	$351,383	10.00%

Common equity tier 1 risk-based capital (1)
Consolidated	430,886	12.23	158,556	4.50	NA	NA
Bank	416,540	11.85	158,122	4.50	228,399	6.50

Tier 1 risk-based capital (1)
Consolidated	430,886	12.23	211,407	6.00	NA	NA
Bank	416,540	11.85	210,830	6.00	281,106	8.00

Leverage (2)
Consolidated	430,886	9.57	180,123	4.00	NA	NA
Bank	416,540	9.26	179,845	4.00	224,807	5.00

(1)    Ratio is computed in relation to risk-weighted assets.

(2)    Ratio is computed in relation to average assets.

NA – Not Applicable

(19)	Segments

Bancorp’s principal activities include commercial banking and WM&T. Commercial banking provides a full range of loan and deposit products to individual consumers and businesses. Commercial banking also includes Bancorp’s mortgage banking and investment products sales activity. WM&T provides investment management, financial & retirement planning and trust & estate services, as well as retirement plan management for businesses and corporations in all markets in which Bancorp operates. The magnitude of WM&T revenue distinguishes Bancorp from other community banks of similar asset size.

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

Selected financial information by business segment follows:

	Three months ended March 31, 2021			Three months ended March 31, 2020
(in thousands)	Commercial Banking	WM&T	Total	Commercial Banking	WM&T	Total

Net interest income	$37,742	$83	$37,825	$32,361	$85	$32,446
Provision for credit losses	(1,475)	—	(1,475)	5,925	—	5,925
Wealth management and trust services	—	6,248	6,248	—	6,218	6,218
All other non-interest income	7,596	—	7,596	6,318	—	6,318
Non-interest expenses	21,696	3,277	24,973	20,263	3,312	23,575
Income before income tax expense	25,117	3,054	28,171	12,491	2,991	15,482
Income tax expense	4,798	663	5,461	1,601	649	2,250
Net income	$20,319	$2,391	$22,710	$10,890	$2,342	$13,232

Segment assets	$4,790,344	$3,731	$4,794,075	$3,781,063	$3,523	$3,784,586

(20)	Revenue from Contracts with Customers

All of Bancorp’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The table below presents Bancorp’s sources of non-interest income with items outside the scope of ASC 606 noted as such:

	Three months ended March 31, 2021			Three months ended March 31, 2020
(in thousands)	Commercial Banking	WM&T	Total	Commercial	WM&T	Total
Wealth management and trust services	$—	$6,248	$6,248	$—	$6,218	$6,218
Deposit service charges	944	—	944	1,283	—	1,283
Debit and credit card income	2,273	—	2,273	1,980	—	1,980
Treasury management fees	1,540	—	1,540	1,284	—	1,284
Mortgage banking income(1)	1,444	—	1,444	846	—	846
Net investment product sales commissions and fees	464	—	464	466	—	466
Bank owned life insurance(1)	161	—	161	179	—	179
Other(2)	770	—	770	280	—	280
Total non-interest income	$7,596	$6,248	$13,844	$6,318	$6,218	$12,536

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

WM&T provides customers fiduciary and investment management services as agreed upon in asset management contracts. The contracts require WM&T to provide a series of distinct services for which fees are earned over time. The contracts are cancellable upon demand with fees typically based upon the asset value of investments. Revenue is accrued and recognized monthly based upon month-end asset values and collected from the customer predominately in the following month except for a small percentage of fees collected quarterly. Incentive compensation related to WM&T activities is considered a cost of obtaining the contract. Contracts between WM&T and customers do not permit performance-based fees and accordingly, none of the fee income earned by WM&T is performance-based. Trust fees receivable were $2.4 million and $2.2 million at March 31, 2021 and December 31, 2020, respectively.

Investment products sales commissions and fees represent the Bank’s share of transaction fees and wrap fees resulting from investment services and programs provided through an agent relationship with a third party broker-dealer. Transaction fees are assessed at the time of the transaction. Those fees are collected and recognized on a monthly basis. Trailing fees are based upon market values and are assessed, collected and recognized on a quarterly basis. Because the Bank acts as an agent in arranging the relationship between the customer and third party provider, and does not control the services rendered, investment product sales commissions and fees are reported net of related costs, including nominal incentive compensation, and trading activity charges of $151,000 and $161,000 for the three month periods ended March 31, 2021 and 2020.

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

Bancorp did not establish any contract assets or liabilities as a result of adopting ASC 606, nor were any recognized during the first three months of 2021.

(21)	Leases

Bancorp has operating leases for various branch locations with terms ranging from five months to 13 years, some of which include options to extend the leases in five-year increments. Options reasonably expected to be exercised are included in determination of the right-of-use asset. Bancorp elected the practical expedient to expense short-term lease obligations associated with leases with original terms of 12 months or less. Bancorp elected not to separate non-lease components from lease components for its operating leases. The right-of-use lease asset and operating lease liability are recorded in premises and equipment and other liabilities on the consolidated balance sheet.

Balance sheet, income statement and cash flow detail regarding operating leases follows:

(dollars in thousands)	March 31, 2021	December 31, 2020

Balance Sheet
Operating lease right-of-use asset	$11,720	$12,100
Operating lease liability	13,062	13,476

Weighted average remaining lease term (years)	8.4	8.6
Weighted average discount rate	3.38%	3.37%

Maturities of lease liabilities:
One year or less	$2,091	$2,087
Year two	2,120	2,107
Year three	2,128	2,141
Year four	1,798	1,899
Year five	1,347	1,469
Greater than five years	5,580	5,882
Total lease payments	$15,064	$15,585
Less imputed interest	2,002	2,109
Total	$13,062	$13,476

	Three months ended	Three months ended
(in thousands)	March 31, 2021	March 31, 2020

Income Statement
Components of lease expense:
Operating lease cost	$487	$470
Variable lease cost	51	42
Less sublease income	14	13
Total lease cost	$524	$499

	Three months ended	Three months ended
(in thousands)	March 31, 2021	March 31, 2020

Cash flow Statement
Supplemental cash flow information:
Operating cash flows from operating leases	$520	$485

As of March 31, 2021, Bancorp had not entered into any lease agreements that had yet to commence.

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

This section presents management’s perspective on our financial condition and results of operations. Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and accompanying footnotes presented in Part 1 Item 1 “Financial Statements” and other information appearing in Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2020. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of Bancorp’s future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations.

Cautionary Statement Regarding Forward-Looking Statements

This document contains statements relating to future results of Bancorp that are considered “forward-looking” as defined by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements are principally, but not exclusively, contained in Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements to be materially different from future results, performance, or achievements expressed or implied by the statement. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believe,” “aim,” “can,” “conclude,” “continue,” “could,” “estimate,” “expect,” “foresee,” “goal,” “intend,” “may,” “might,” “outlook,” “possible,” “plan,” “predict,” “project,” “potential,” “seek,” “should,” “target,” “will,” “will likely,” “would,” or other similar expressions. These forward-looking statements are not historical facts and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Forward-looking statements detail management’s expectations regarding the future and are based on information known to management only as of the date the statements are made and management undertakes no obligation to update forward-looking statements to reflect events or circumstances that occur after the date forward-looking statements are made, except as required by applicable law.

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
●

other risks and uncertainties reported from time-to-time in Bancorp’s filings with the SEC, including Part I Item 1A “Risk Factors” of Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2020.

Bancorp executed a definitive Agreement and Plan of Merger dated as of January 27, 2021, to acquire Kentucky Bancshares, Inc. and its subsidiaries, Kentucky Bank and KBI Insurance Company, Inc. This document contains statements regarding the proposed acquisition transaction that are not statements of historical fact and are considered forward-looking statements within the criteria described above. These statements are likewise subject to various risks and uncertainties that may cause actual results and outcomes of the proposed transaction to differ, possibly materially, from the anticipated results or outcomes expressed or implied in these forward-looking statements. In addition to factors disclosed in reports filed by Bancorp and Kentucky Bancshares with the SEC, risks and uncertainties for Bancorp, Kentucky Bancshares and the combined company include, but are not limited to: the possibility that any of the anticipated benefits of the proposed merger will not be realized or will not be realized within the expected time period; the risk that integration of Kentucky Bancshares’ operations with those of Bancorp will be materially delayed or will be more costly or more difficult than expected; the parties’ inability to meet expectations regarding the timing, completion and accounting and tax treatments of the merger; the inability to complete the merger due to the failure of Kentucky Bancshares’ shareholders to adopt the merger agreement; the failure to satisfy other conditions to completion of the merger, including receipt of required regulatory and other approvals; the failure of the proposed transaction to close for any other reason; diversion of management's attention from ongoing business operations and opportunities due to the merger; the challenges of integrating and retaining key employees; the effect of the announcement of the merger on Bancorp’s, Kentucky Bancshares’ or the combined company's respective customer and employee relationships and operating results; the possibility that the merger may be more expensive to complete than anticipated, including as a result of unexpected factors or events; dilution caused by Bancorp’s issuance of additional shares of common stock in connection with the merger; the magnitude and duration of the COVID-19 pandemic and its impact on the local, regional and global economy and financial market conditions and the business, results of operations and financial condition of Bancorp, Kentucky Bancshares and the combined company; and general competitive, economic, political and market conditions and fluctuations.

Pending Acquisition of Kentucky Banchares, Inc.

Effective January 27, 2021, Bancorp executed a definitive Agreement and Plan of Merger, pursuant to which Bancorp will acquire all of the outstanding common stock of publicly traded Kentucky Bancshares, Inc. Kentucky Bancshares, Inc., headquartered in Paris, Kentucky, is the holding company for Kentucky Bank, a commercial bank and trust company which operates 19 branches throughout the following central Kentucky cities: Paris (Bourbon County), Cynthiana (Harrison County), Georgetown (Scott County), Lexington (Fayette County), Morehead (Rowan County), Nicholasville (Jessamine County), Richmond (Madison County), Sandy Hook (Elliott County), Versailles (Woodford County), Wilmore (Jessamine County) and Winchester (Clark County). Kentucky Banchares, Inc. is also the holding company for KBI Insurance Company, Inc., which is a insurance captive subsidiary, which Bancorp plans to retain.

Under the terms of the Agreement and Plan of Merger, the Company will acquire all of outstanding common stock in a combined stock and cash transaction, resulting in a total consideration to Kentucky Bancshares existing shareholders of approximately $225 million based on our current estimate utilizing the Company’s stock price as of May 4, 2021. Bancorp will fund the cash payment portion of the acquisition through existing resources on-hand.

The acquisition is expected to close during second quarter of 2021, subject to customary regulatory approval and completion of customary closing conditions. As of March 31, 2021, Kentucky Bancshares, Inc. had approximately $1.3 billion in assets, $766 million in loans, $1.0 billion in deposits and $113 million in tangible common equity.

Issued but Not Yet Effective Accounting Standards Updates

For disclosure regarding the impact to Bancorp’s financial statements of issued-but-not-yet-effective ASUs, see the footnote titled “Summary of Significant Accounting Policies” of Part I Item 1 “Financial Statements.”

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

WM&T provides investment management, financial & retirement planning and trust & estate services, as well as retirement plan management for businesses and corporations in all markets in which Bancorp operates. The magnitude of WM&T revenue distinguishes Bancorp from other community banks of similar asset size.

Overview – Impact of the COVID-19 Pandemic on Financial Condition and Results of Operations

The COVID-19 pandemic in the U.S. and efforts to contain both the virus and the related economic fallout have had a complex and significant impact on the economy, the banking industry and Bancorp. While the distribution of vaccinations, continued easing of restrictions on public commerce and business activities, and stabilizing unemployment levels have been positive developments in recent months, the impact of the pandemic upon Bancorp, the Bank and its customers is subject to a high degree of uncertainty.

Bancorp’s financial condition and results of operations for the three months ended March 31, 2021 have been significantly impacted by the following pandemic-related factors, among others:

●	The sustained low interest rate environment and related NIM compression
●	Significant participation in the SBA’s PPP
●	Federal stimulus action for individuals, including stimulus checks and enhanced unemployment benefits, among many other things
●	Overall excess balance sheet liquidity
●	The FRB’s unemployment forecasts and the resulting impact to the ACL on loans and off balance sheet credit exposures

The FRB’s decision to lower the FFTR 150 bps in response to the pandemic in March of 2020 lowered the FFTR to a range of 0%-0.25% and Prime to 3.25%, where both remained as of March 31, 2021. Consistent with the rate drops, key benchmark rates, such as the five-year treasury rate and one-month LIBOR, declined dramatically and remained low through the first quarter of 2021. While the interest rate environment improved marginally towards the end of the first quarter, key rates remain well below pre-pandemic levels and concerns regarding ongoing NIM compression remain.

Bancorp’s participation in the PPP has resulted in approximately 5,000 originations totaling $869 million (net of unearned deferred fees and costs) since the program’s inception as part of the CARES Act, which was signed into law in March 2020. While the first round of PPP expired in August 2020, the Consolidated Appropriations Act (CAA), which was signed into law in late December 2020, created a second round of funding for the program and extended it through March 31, 2021. The PPP Extension Act of 2021 subsequently extended the program to May 31, 2021.

As part of the first round of the PPP, Bancorp originated approximately 3,400 PPP loans totaling $637 million (net of unearned deferred fees and costs). As of March 31, 2021, 41% of the dollars originated in the first round have been forgiven and another 21% are in the process of being forgiven by the SBA. Further, approximately 73% of the $19.5 million in fees received for this round have been recognized life to date. These borrowers are required to begin making payments in July, which will likely accelerate forgiveness submissions for the remaining loans.

During the first quarter of 2021, Bancorp originated approximately 1,600 loans totaling $232 million (net of unearned deferred fees and costs) as part of the second round of the PPP, with fees of $8.6 million received as of March 31, 2021 that will be recognized over the earlier of five years or loan forgiveness. As these borrowers are not required to make payments for ten months, it is probable that a significant portion of these borrowers will seek forgiveness in early 2022.

Interest and fee income on the PPP portfolio totaled $7.0 million for the three month period ending March 31, 2021, as growth in the portfolio, coupled with increased forgiveness activity that accelerated the recognition of related fee income, drove a $2.6 million, or 7%, increase in total interest income as compared to the same period of 2020. As of March 31, 2021, Bancorp had $13.6 million of net unearned deferred fees that have yet to be recognized and as a result, PPP loan forgiveness will have a major impact on operating results for the remainder of 2021 and early 2022.

Federal stimulus efforts had a significant impact on Bancorp’s financial condition and results of operations for the three months ended March 31, 2021, as additional PPP funding boosted Bancorp’s deposit balances to record levels. Further, stimulus checks associated with the CAA, which was signed into law in late December 2020, were delivered in early January 2021 while stimulus checks associated with the American Rescue Plan Act of 2021 were released in mid-March 2021.

As a result of the PPP originations and record deposit levels noted above, excess liquidity has created NIM compression, as well as challenges associated with deploying idle cash. Bancorp has made substantial investment in the AFS debt securities portfolio over the past several months in an effort to deploy excess liquidity, however, elevated prepayment activity within the MBS portfolio has made it challenging to grow the portfolio as intended.

The ACL for loans was reduced $1.2 million during the three month period ended March 31, 2021, a stark contrast from the $5.5 million increase recorded for the same period of 2020, which was separate and subsequent to the increases recorded effective January 1, 2020 in relation to the initial adoption of CECL. The pandemic had a material impact on ACL calculations in 2020 as provisioning surged amidst changes in forecasted economic conditions, especially the FRB’s Seasonally Adjusted National Civilian Unemployment Rate. After peaking towards the middle of last year, unemployment forecasts have improved, as have other underlying CECL model factors, resulting in the provision reduction recorded during the first quarter of 2021. Further, a decrease was also recorded for the ACL for off balance sheet credit exposures during the three month period ended March 31, 2021, as loss factors associated with that calculation similarly improved in recent months despite line of credit utilization remaining at low levels.

While separate from the ACL on loans and recorded in other liabilities on the consolidated balance sheets, the ACL on off balance sheet credit exposures also experienced a decrease between December 31, 2020 and March 31, 2021. A net benefit of $275,000 was recorded as provision for credit losses on off balance sheet exposures during the first quarter of 2021, as nearly all applicable loan segments experienced declines in their reserve loss percentage consistent with generally improving model factors. The ACL for off balance sheet credit exposures stood at $5.1 million as of March 31, 2021 compared to $5.4 million as of December 31, 2020.

Bancorp has not incurred any significant challenges to its ability to maintain its systems and controls in light of the measures taken to prevent the spread of COVID-19 and has not incurred significant resource constraints through the implementation of its business continuity plans and does not anticipate incurring such issues in the future. Bancorp has not made, and at this time does not expect to make, any material staffing or compensation changes as a result of the pandemic.

Overview – Operating Results (FTE)

The following table presents an overview of Bancorp’s financial performance for the three months ended March 31, 2021 and 2020:

(dollars in thousands, except per share data)			Variance
Three months ended March 31,	2021	2020	$/bp	%

Net income	$22,710	$13,232	$9,478	72%
Diluted earnings per share	$0.99	$0.58	$0.41	71%
ROA	1.96%	1.43%	53 bps	37%
ROE	20.71%	13.18%	753 bps	57%

Additional discussion follows under the section titled “Results of Operations.”

General highlights for the three months ended March 31, 2021 compared to March 31, 2020:

●

Net income totaled $22.7 million, resulting in record diluted EPS of $0.99 for the three months ended March 31, 2021, a 71% increase over $0.58 for the same period of 2020. Operating results improved significantly compared to the same period of 2020 attributed mainly to the following:

o

$7.0 million in interest and fee income on PPP loans was recognized for the three month period ended March 31, 2021. The same period of 2020 saw no such activity, as participation in the program began in April of last year. Through March 31, 2021, Bancorp has originated approximately 5,000 PPP loans totaling $869 million (net of deferred fees and costs).

o

The adoption of CECL (ASC 326) effective January 1, 2020 and subsequent pandemic-related developments drove a provision for credit losses on loans of $5.5 million in the first quarter of 2020. As a result of the FRB’s Seasonally Adjusted National Civilian Unemployment rate being the primary loss driver within Bancorp’s ACL CECL model, provisioning for credit losses on loans increased substantially in the first quarter of last year as unemployment forecasts surged amidst the evolving pandemic. Consistent with unemployment forecasts improving substantially and normalizing to long-term historical levels and generally improving CECL model factors, a negative provision on loans of $1.2 million was recorded during the first quarter of 2021.

●

NIM decreased 32 bps to 3.39% for the three months ended March 31, 2021 compared to 3.71% for the same period in 2020, consistent with the FRB lowering the FFTR a total of 150 bps in March 2020 in response to the pandemic. These rate drops drove the FFTR to a range of 0%-0.25% and Prime to 3.25%, where both respectively remained as of March 31, 2021. The five-year treasury rate and one-month LIBOR tumbled in tandem with these cuts as well, and while the five-year treasury has staged a recovery towards the end of the first quarter, it remains well below pre-pandemic levels. Given the timing of the cuts, the full effects of the dramatically lower interest rate environment were not felt in the first quarter of last year.

●

Total loans (excluding PPP loans) increased $85 million, or 3%, compared to March 31, 2020. Average loans (excluding PPP loans) increased a similar $87 million, or 3%, for the three months ended March 31, 2021 compared to the same period in 2020. Substantial growth in the CRE portfolio, coupled with increases in the residential real estate and construction and land portfolios allowed Bancorp to offset significant contraction in the C&I portfolio of $114 million, as customers continued to utilize the low rate, forgivable funding offered by the PPP in lieu of traditional C&I lines of credit.

●

Overall credit metrics remained strong at March 31, 2021. Net benefits to expense of $1.2 million and $275,000 were recorded to credit loss expense for loans and credit loss expense for off balance sheet exposures, respectively, during the first three months of 2021, as a result of improvements in the underlying CECL model factors.

●

Bancorp’s ACL on loans to total loans was 1.40% at March 31, 2021 compared to 1.47% at December 31, 2020. Bancorp’s ACL on loans to total loans (excluding PPP loans) declined to 1.68% at March 31, 2021 from 1.74% at December 31, 2020.

●

Deposit balances have been elevated for several months and finished at record levels as of March 31, 2021. PPP funding, multiple federal stimulus packages and general economic uncertainty surrounding the pandemic have led to customers holding higher levels of liquidity.

●

Total non-interest income increased $1.3 million, or 10%, for the three month period ended March 31, 2021 compared to the same period of 2020, as substantial increases in mortgage banking income, treasury management fees, card income and other income offset the continued decline in deposit service charges (notably non-sufficient funds fees).

●

Non-interest expenses increased $1.4 million, or 6%, for the quarter ended March 31, 2021compared to the same period of 2020, attributed largely to increased compensation and employee benefits, merger-related expenses, increased investment in technology and branch expansion over the past twelve months.

●

The ETR increased to 19.4% for the three months ended March 31, 2021 from 14.5% for the same period in 2020. In addition to the prior year benefiting from the full impact of a large tax credit investment, legislation passed by the state of Kentucky in 2019 became effective January 1, 2021, requiring financial institutions to transition from a capital based franchise tax to the Kentucky corporate income tax and serving to increase the ETR for the first quarter.

●

Bancorp’s efficiency ratio for the three months ended March 31, 2021 was 48.29% compared with 52.35% for the same period in 2020, the improvement resulting largely from a substantial increase in net interest income and the Kentucky state tax change noted above. The former capital based franchise tax was a component of non-interest expense and thus included in the efficiency ratio calculation. The Kentucky corporate income tax is a component of income tax expense, which is not included in the efficiency ratio calculation (see the section titled “Non-GAAP Financial Measures” in this section of the document).

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

Comparative information regarding net interest income follows:

(dollars in thousands)			Variance
As of and for the three months ended March 31,	2021	2020	$/bp	%

Net interest income	$37,825	$32,446	$5,379	17%
Net interest income (FTE)	37,874	32,494	5,380	17%
Net interest spread	3.30%	3.48%	(18) bps	-5%
Net interest margin	3.39%	3.71%	(32) bps	-9%
Total average interest earning assets	$4,527,563	$3,526,078	$1,001,485	28%

NIM and net interest spread calculations above exclude the sold portion of certain participation loans. These sold loans are recorded on Bancorp’s balance sheet as required by GAAP because Bancorp retains some form of effective control; however, Bancorp receives no net interest income on the sold portion. These participation loans sold are excluded from analysis, as Bancorp believes it provides a more accurate depiction of the performance of its loan portfolio.

At March 31, 2021, Bancorp’s loan portfolio was composed of approximately 71% fixed and 29% variable rate loans, with the fixed rate portion pricing (excluding PPP loans) generally based on a spread to the five-year treasury curve at the time of origination and the variable portion pricing based on an on-going spread to Prime (approximately 60%) or one-month LIBOR (approximately 40%). Excluding PPP loans, Bancorp’s loan portfolio at March 31, 2021 was composed of approximately 65% fixed and 35% variable rate loans, respectively.

Benchmark rates such as the five-year treasury and one-month LIBOR currently remain well below pre-pandemic levels and as a result, the average interest rate environment experienced for the three months ended March 31, 2021 was substantially lower than that experienced for the same period of 2020. The following table details the volatility experienced within the interest rate environment over the past twelve months by comparing period end and quarterly average rates:

	March 31,	December 31,	March 31,	December 31,
	2021	2020	2020	2019

Five-year Treasury note - period end	0.92%	0.36%	0.37%	1.69%
Five-year Treasury note - quarterly average	0.62%	0.37%	1.14%	1.61%
Prime rate - period end	3.25%	3.25%	3.25%	4.75%
Prime rate - quarterly average	3.25%	3.25%	4.40%	4.83%
One-month LIBOR - period end	0.12%	0.14%	0.99%	1.76%
One-month LIBOR - quarterly average	0.12%	0.15%	1.40%	2.22%

With 60% of the variable rate loan portfolio tied to Prime and the majority with floor rates of 4.00%, short-term rates would have to increase over 75 bps for these loans to move above their floor rates given Prime is at 3.25% as of March 31, 2021. Beyond potential ongoing pricing pressure/competition and the absolute low level of rates, the current economic outlook and prospects of a sustained low-rate environment continues to pose challenges regarding potential ongoing NIM compression.

Net Interest Income (FTE) – Three months ended March 31, 2021 compared to March 31, 2020

Net interest spread and NIM were 3.30% and 3.39%, for the three months ended March 31, 2021 compared to 3.48% and 3.71% for the same period in 2020, respectively. NIM during the three months ended March 31, 2021 was significantly impacted by the following:

●

A sustained low interest rate environment, driven by the lowering of the FFTR in mid-March 2020 to a range of 0% - 0.25%, which resulted in Prime dropping to 3.25%, where it remained as of March 31, 2021.

●

PPP originations, which began in the second quarter of 2020 and continued through the first quarter of 2021, as well as the related forgiveness activity, which accelerates the recognition of fee income on these loans and continues to have a significant effect on NIM. The PPP portfolio had a 21 bps favorable impact on NIM during the first quarter of 2021 as a result of the forgiveness-driven fee recognition.

●	The lowering of deposit rates in tandem with FRB interest rate actions and beyond to levels at or below rates offered during the Great Recession, where they remained as of March 31, 2021.
●	Overall excess balance sheet liquidity, which contributed approximately 14 bps of NIM compression for the three months ended March 31, 2021.

Net interest income increased $5.4 million, or 17%, for the three months ended March 31, 2021 compared to the same period of 2020, primarily due to interest and fee income associated with the PPP portfolio and the aforementioned lowering of deposit rates. Despite the large increase in net interest income, net interest spread and NIM declined for the three months ended March 31, 2021 as compared to the same period of 2020, as deposit rate cuts were not enough to offset the rate compression experienced in the non-PPP loan and AFS debt securities portfolios.

Total average interest earning assets increased $1.0 billion, or 28%, to $4.5 billion for the three months ended March 31, 2021, as compared to the same period of 2020, with the average rate earned on total interest earning assets contracting 67 bps to 3.54%.

●

Average AFS debt securities increased $212 million, or 47%, for the three months ended March 31, 2021, as compared to the same period of 2020, as cash was deployed into AFS debt securities in an effort to deploy excess liquidity.

●

Average FFS/interest bearing due from bank balances increased $67 million, or 40%, for the three months ended March 31, 2021, as compared with the same period in 2020, consistent with the elevated level of balance sheet liquidity.

Total interest income increased $2.6 million, or 7%, to $39.6 million for the three months ended March 31, 2021, as compared to the same period of 2020.

●

Interest and fee income on loans increased $3.3 million, or 10%, to $37.0 million. Despite recognizing $7.0 million of interest and fee income associated with the PPP portfolio in the first quarter of 2021, the significant interest rate contraction experienced over the past twelve months drove a $3.8 million decrease in interest income on the non-PPP loan portfolio.

●

Despite significant growth in average AFS debt securities during the first three months of 2021, interest income on the portfolio declined $149,000, or 6%, as the previously mentioned interest rate contraction experienced over the past twelve months weighed heavily on fixed income security yields.

●

Consistent with the interest rate contraction noted above, interest income on FFS/interest bearing due from bank balances declined $465,000, or 88%, despite substantially higher levels of liquidity, as the FRB and other correspondent banks have maintained low rates on these balances.

Total average interest bearing liabilities increased $467 million, or 19%, to $2.9 billion for the three month period ended March 31, 2021 compared with the same period in 2020, with the total average cost declining 49 bps to 0.24%.

●

Average interest bearing deposits increased $499 million, or 22%, for the three months ended March 31, 2021 compared to the same period in 2020, with interest-bearing demand deposits accounting for $383 million of the increase. Continued federal stimulus action, such as PPP funding, propelled deposit balances to record levels over the past twelve months. Further, general economic uncertainty surrounding the pandemic has resulted in the customer base maintaining higher levels of liquidity, similar to customer behavior seen during the Great Recession.

●

Consistent with the higher interest bearing deposit balances noted above, average SSUAR balances increased $14 million, or 40%, for the three months ended March 31, 2021 compared to the same period of 2020.

●

Average FHLB advances decreased $45 million, or 60%, for the three months ended March 31, 2021 compared to the same period of 2020, as advances have continued to mature without renewal or replacement, including a $20 million three month advance relating to a cash flow hedge interest rate swap. Further, Bancorp elected to pay down certain advances during the first quarter of 2021 without incurring pre-payment penalties. Subsequent to the end of the first quarter, Bancorp chose to payoff $14 million of term advances, with a weighted average cost of 2.03%, prior to their maturity incurring an early-termination fee of $474,000. Bancorp made this decision due to its excess liquidity driven by the substantial deposit growth it achieved during 2020 and the first quarter of 2021, combined with the near-term outlook for low interest rates.

Total interest expense decreased $2.7 million, or 62%, for the three months ended March 31, 2021 compared to the same period of 2020, a direct result of deposit rate reductions implemented in response to the falling interest rate environment and to a lesser extent, the reduction in interest expense on FHLB advances.

●	Total interest bearing deposit expense decreased $2.5 million, or 62%, driving a 47 bps decrease in the cost of average total interest bearing deposits.

●	Interest expense on FHLB advances declined $253,000, or 59%, as a result of the substantial reduction in average FHLB advances outstanding.

Average Balance Sheets and Interest Rates (FTE) – Three Month Comparison

	Three months ended March 31,
	2021			2020
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest earning assets:
Federal funds sold and interest bearing due from banks	$235,370	$66	0.11%	$168,563	$531	1.27%
Mortgage loans held for sale	14,618	64	1.78	4,953	61	4.95
Available for sale debt securities
Taxable	654,733	2,295	1.42	435,047	2,395	2.21
Tax-exempt	6,442	45	2.83	14,563	94	2.60
Total securities	661,175	2,340	1.44	449,610	2,489	2.23

Federal Home Loan Bank stock	10,640	57	2.17	11,284	71	2.53

SBA Paycheck Protection Program (PPP) loans	627,173	7,025	4.54	—	—	—
Non-PPP loans	2,978,587	30,015	4.09	2,891,668	33,778	4.70
Total loans	3,605,760	37,040	4.17	2,891,668	33,778	4.70
Total interest earning assets	4,527,563	39,567	3.54	3,526,078	36,930	4.21
Less allowance for credit losses	53,856			37,340
Non-interest earning assets:
Cash and due from banks	47,720			44,189
Premises and equipment, net	57,652			58,042
Bank owned life insurance	33,320			32,635
Accrued interest receivable and other	98,437			86,515
Total assets	$4,710,836			$3,710,119

Interest bearing liabilities:
Deposits:
Interest bearing demand	$1,368,855	$357	0.11%	$986,083	$811	0.33%
Savings	218,119	5	0.01	170,074	18	0.04
Money market	848,726	115	0.05	734,246	992	0.54
Time	380,286	1,033	1.10	426,371	2,141	2.02
Total interest bearing deposits	2,815,986	1,510	0.22	2,316,774	3,962	0.69

Securities sold under agreements to repurchase	46,937	5	0.04	33,413	16	0.19
Federal funds purchased	9,599	2	0.08	10,326	29	1.13
Federal Home Loan Bank advances	29,270	176	2.44	73,939	429	2.33

Total interest bearing liabilities	2,901,792	1,693	0.24	2,434,452	4,436	0.73
Non-interest bearing liabilities:
Non-interest bearing demand deposits	1,278,193			803,468
Accrued interest payable and other	86,030			68,497
Total liabilities	4,266,015			3,306,417
Stockholders’ equity	444,821			403,702
Total liabilities and stockholder's equity	$4,710,836			$3,710,119
Net interest income		$37,874			$32,494
Net interest spread			3.30%			3.48%
Net interest margin			3.39%			3.71%

Supplemental Information - Average Balance Sheets and Interest Rates (FTE)

●

Average loan balances include the principal balance of non-accrual loans, as well as unearned income such as loan premiums, discounts, fees/costs and exclude participation loans accounted for as secured borrowings. Participation loans averaged $5 million and $7 million for the three month periods ended March 31, 2021 and 2020, respectively.

●

Interest income on a FTE basis includes additional amounts of interest income that would have been earned if investments in certain tax-exempt interest earning assets had been made in assets subject to federal taxes yielding the same after-tax income. Interest income on municipal securities and tax-exempt loans has been calculated on a FTE basis using a federal income tax rate of 21%. Approximate tax equivalent adjustments to interest income were $49,000 and $48,000 for the three month periods ended March 31, 2021 and 2020, respectively.

●

Interest income includes loan fees of $6.0 million ($5.5 million associated with the PPP) and $435,000 for the three month periods ended March 31, 2021 and 2020, respectively. Interest income on loans may be impacted by the level of prepayment fees collected and accretion related to purchased loans.

●

Net interest income, the most significant component of Bancorp's earnings, represents total interest income less total interest expense. The level of net interest income is determined by mix and volume of interest earning assets, interest bearing deposits and borrowed funds, and changes in interest rates.

●	NIM represents net interest income on a FTE basis as a percentage of total average interest earning assets.

●	Net interest spread (FTE) is the difference between taxable equivalent rates earned on total interest earning assets less the cost of interest bearing liabilities.

●	The fair market value adjustment on investment securities resulting from ASC 320, “Investments – Debt and Equity Securities” is included as a component of other assets.

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

Bancorp’s interest rate simulation sensitivity analysis details that increases in interest rates of 100 bps would have a slightly negative effect on interest income, while an increase in rates of 200 bps would have a positive effect on net interest income. These results are attributed to over half of the variable rate loan portfolio being currently at or near floor rates, as these yields will not increase until short-term rates exceed these floor rates. For example, a significant portion of the variable rate loan portfolio is tied to Prime, with floor rates of 4.00%. Given Prime is at 3.25% as of March 31, 2021 short-term rates would have to increase over 75 bps for these loans to move above their floor rates.

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

	Change in Rates
	-200	-100	+100	+200
	Basis Points	Basis Points	Basis Points	Basis Points
% Change from base net interest income at March 31, 2021	N/A	-5.42%	-0.82%	1.71%

Bancorp’s loan portfolio is currently composed of approximately 71% fixed and 29% variable rate loans, with the fixed rate portion pricing (excluding PPP loans) generally based on a spread to the five-year treasury curve at the time of origination and the variable portion pricing based on an on-going spread to Prime (approximately 60%) or one-month LIBOR (approximately 40%). Bancorp’s loan portfolio (excluding PPP loans) at March 31, 2021 was composed of approximately 65% fixed and 35% variable rate loans with the fluctuation in the C&I portfolio driving down variable rate percentage over the past several quarters.

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

Provision for Credit Losses

An analysis of the changes in the ACL on loans, including provision, and selected ratios follow:

	Three months ended
	March 31,
(dollars in thousands)	2021	2020

Beginning balance	$51,920	$26,791
Impact of adopting ASC 326	—	8,221
Initial ACL on loans purchased with credit deterioration	—	1,635
Adjusted beginning balance	51,920	36,647
Provision for credit losses on loans	(1,200)	5,550
Total charge-offs	(122)	(174)
Total recoveries	116	120
Net loan (charge-offs) recoveries	(6)	(54)
Ending balance	$50,714	$42,143
Average loans	$3,605,760	$2,891,668
Provision for credit losses on loans to average loans (1)	-0.03%	0.19%
Net loan (charge-offs) recoveries to average loans (1)	0.00%	0.00%
ACL on loans to total loans	1.40%	1.43%
ACL on loans to total loans (excluding PPP) (2)	1.68%	1.43%
ACL on loans to average loans	1.41%	1.46%

(1) Ratios are not annualized
(2) See the section titled “Non-GAAP Financial Measures” for reconcilement of Non-GAAP to GAAP measures

Provision for credit losses was a net benefit of $1.5 million for the three months ended March 31, 2021, including a benefit of $1.2 million for the provision for credit losses on loans and a benefit of $275,000 for the provision for credit losses on off balance sheet exposures. By comparison, the three month period ended March 31, 2020 experienced provision for credit loss expense of $5.9 million, which included $5.6 million of provision for credit losses on loans and $375,000 of provision for credit losses on off balance sheet exposures. While provision for credit losses on loans and off balance sheet exposures is reflected as one net figure on Bancorp’s consolidated income statements, the corresponding ACLs on loans and off balance sheet exposures are reflected as a reduction of total loans and as a component of other liabilities on Bancorp’s consolidated balance sheets, respectively.

Provision for credit losses on loans at March 31, 2021 represents the amount of expense that, based on Management’s judgment, is required to maintain the ACL on loans at an appropriate level under the CECL model. The determination of the amount of the ACL on loans is complex and involves a high degree of judgment and subjectivity. See the footnote titled “Basis of Presentation and Summary of Significant Accounting Policies” for detailed discussion regarding Bancorp’s ACL methodology by loan segment in this document and Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2020.

Upon adoption of ASC 326 effective January 1, 2020, Bancorp recorded an increase of $8.2 million to the ACL on loans and a corresponding decrease to retained earnings, net of the DTA impact. In addition, non-accretable yield marks of $1.6 million related to formerly classified PCI loans were reclassed between the amortized cost basis of loans and corresponding ACL, which were subsequently charged-off in the third quarter of 2020 with no resulting impact to provision expense. The adjustment upon adoption of ASC 326 raised the ACL on loans balance to $37 million on January 1, 2020.

The ACL on loans totaled $51 million at March 31, 2021 compared to $52 million at December 31, 2020, representing an ACL to total loans ratio of 1.40% and 1.47% for those periods, respectively. The ACL to total loans (excluding PPP loans) was 1.68% at March 31, 2021 compared to 1.74% at December 31, 2020. Based on the 100% SBA guarantee of the PPP loan portfolio, which totaled $613 million (net of unamortized deferred fees) at March 31, 2021 and $550 million at December 31, 2020, Bancorp did not reserve for potential losses for these loans within the ACL. See the section titled “Non-GAAP Financial Measures” for reconcilement of non-GAAP to GAAP measures.

Bancorp recorded a net benefit of $1.2 million in the first quarter of 2021 for credit loss expense on loans as unemployment forecasts have continued to improve and are approaching long-term historical levels, thus reducing the ACL on loans as of March 31, 2021. Other factors within the CECL model also improved during the three month period ended March 31, 2021 as minimal losses during the period continued to add positively to the Company’s loss history. Comparatively, Bancorp recorded provision for credit losses on loans of $5.5 million and for the three month period ended March 31, 2020. Provisioning in 2020 was significantly impacted by the economic crisis created by the pandemic, its corresponding impact on national unemployment forecast adjustments within the CECL model and changes in the loan mix.

Bancorp’s loan portfolio is diversified with no significant concentrations of credit. Geographically, most loans are extended to borrowers in the MSAs of Louisville, Indianapolis and Cincinnati. The adequacy of the allowance is monitored on an ongoing basis and it is the opinion of management that the balance of the allowance at March 31, 2021 is adequate to absorb probable losses inherent in the loan portfolio as of the financial statement date.

While separate from the ACL on loans and recorded in other liabilities on the consolidated balance sheets, the ACL on off balance sheet credit exposures also experienced a decrease between December 31, 2020 and March 31, 2021. A net benefit of $275,000 was recorded for provision for off balance sheet credit exposures during the first quarter of 2021, as nearly all applicable loan segments experienced declines in their reserve loss percentage consistent with generally improving model factors. The ACL for off balance sheet credit exposures stood at $5.1 million as of March 31, 2021 compared to $5.4 million as of December 31, 2020.

Non-interest Income

	Three months ended March 31,
(dollars in thousands)	2021	2020	$ Change	% Change

Wealth management and trust services	$6,248	$6,218	$30	0%
Deposit service charges	944	1,283	(339)	(26)
Debit and credit card income	2,273	1,980	293	15
Treasury management fees	1,540	1,284	256	20
Mortgage banking income	1,444	846	598	71
Net investment product sales and commissions	464	466	(2)	(0)
Bank owned life insurance	161	179	(18)	(10)
Other	770	280	490	175
Total non-interest income	$13,844	$12,536	$1,308	10%

Total non-interest income increased $1.3 million, or 10%, for the three month period ended March 31, 2021 compared to the same period of 2020, respectively. Non-interest income comprised 26.8% of total revenues, defined as net interest income and non-interest income, for the three period ended March 31, 2021 compared to 27.9% for the same period in 2020, respectively. WM&T services comprised 45.1% of total non-interest income for the three month period ended March 31, 2021 compared to 49.6% for the same period of 2020, respectively.

WM&T Services:

The magnitude of WM&T revenue distinguishes Bancorp from other community banks of similar asset size. AUM, stated at market value, totaled $3.99 billion at March 31, 2021compared with $2.96 billion at March 31, 2020 and $3.85 billion at December 31, 2020. The large increase in AUM between March 31, 2021 and March 31, 2020 is attributed mainly to significant stock market appreciation experienced since the initial pandemic-related declines of early 2020 in addition to growth in net new business.

WM&T revenue increased $30,000 for the three month period ended March 31, 2021, as compared with the same period of 2020, respectively. The stock market appreciation noted above, coupled with new business development, drove the revenue increase for the first quarter of 2021 over the first quarter of 2020, the latter of which benefitted from a significant non-recurring estate fee that served to offset pandemic-related stock market declines.

Recurring fees earned for managing accounts are based on a percentage of market value of AUM and are typically assessed on a monthly basis. Recurring fees, which generally comprise the vast majority of WM&T revenue, increased $439,000, or 8%, for the three month period ended March 31, 2021, as compared with the same period of 2020. A portion of WM&T revenue, most notably executor, insurance and some employee benefit plan-related fees, are non-recurring in nature and the timing of these revenues corresponds with the related administrative activities. For this reason, such fees are subject to greater period over period fluctuation. Total non-recurring fees decreased $409,000, or 73%, for the three month period ended March 31, 2021, as compared with the same period in 2020, the decrease being attributed to the large estate fee noted above that was recorded in the first quarter of last year.

Contracts between WM&T and their customers do not permit performance based fees and accordingly, none of the WM&T revenue is performance based. Management believes the WM&T department will continue to factor significantly in Bancorp’s financial results and provide strategic diversity to revenue streams.

Detail of WM&T Service Income by Account Type:

	Three months ended March 31,
(in thousands)	2021	2020

Investment advisory	$2,740	$2,422
Personal trust	1,678	2,185
Personal investment retirement	1,216	1,054
Company retirement	372	351
Foundation and endowment	176	144
Custody and safekeeping	35	33
Brokerage and insurance services	20	10
Other	11	19

Total WM&T services income	$6,248	$6,218

The preceding table demonstrates that WM&T fee revenue is concentrated within investment advisory and personal trust accounts. WM&T fees are predominantly based on AUM and tailored for individual/company accounts and/or relationships with fee structures customized based on account type and other factors with larger relationships paying a lower percentage of AUM in fees. For example, recurring AUM fee structures are in place for investment management, irrevocable trusts, revocable trusts, personal individual retirement accounts and accounts holding only fixed income securities. Company retirement plan services can consist of a one-time conversion fee with recurring AUM fees to follow. While there are also fee structures for estate settlements, income received is often non-recurring in nature. Fee structures are agreed upon at the time of account opening and any subsequent revisions are communicated in writing to the customer. Fees earned are not performance-based nor are they based on investment strategy or transactions.

Assets Under Management by Account Type:

AUM (not included on balance sheet) increased from $3.85 billion at December 31, 2020 to $3.99 billion at March 31, 2021 as follows:

	March 31, 2021			December 31, 2020
(in thousands)	Managed	Non-managed (1)	Total	Managed	Non-managed (1)	Total
Investment advisory	$1,599,336	$31,284	$1,630,620	$1,547,742	$72,696	$1,620,438
Personal trust	732,665	112,723	845,388	721,150	112,053	833,203
Personal investment retirement	526,075	3,566	529,641	506,005	3,241	509,246
Company retirement	37,806	553,474	591,280	40,006	481,222	521,228
Foundation and endowment	300,483	2,606	303,089	281,986	2,532	284,518

Subtotal	$3,196,365	$703,653	$3,900,018	$3,096,889	$671,744	$3,768,633
Custody and safekeeping	—	89,085	89,085	—	83,004	83,004

Total	$3,196,365	$792,738	$3,989,103	$3,096,889	$754,748	$3,851,637

(1) Non-managed assets represent those for which the WM&T department does not hold investment discretion.

As of both March 31, 2021 and December 31, 2020, approximately 80%, respectively, of AUM were actively managed. Company retirement plan accounts primarily consist of participant-directed assets and the amount of custody and safekeeping accounts are insignificant.

Managed Trust Assets under Management by Class of Investment:

(in thousands)	March 31, 2021	December 31, 2020

Interest bearing deposits	$118,402	$168,344
Treasury and government agency obligations	29,756	31,719
State, county and municipal obligations	117,395	119,344
Money market mutual funds	9,834	58,493
Equity mutual funds	831,339	752,476
Other mutual funds - fixed, balanced, and municipal	477,005	441,275
Other notes and bonds	170,343	165,828
Common and preferred stocks	1,318,009	1,238,973
Real estate mortgages	189	190
Real estate	52,535	51,682
Other miscellaneous assets (1)	71,558	68,565

Total managed assets	$3,196,365	$3,096,889

(1) Includes client directed instruments including rights, warrants, annuities, insurance policies, unit investment trusts, and oil and gas rights.

Managed assets are invested in instruments for which market values can be readily determined, the majority of which are sensitive to market fluctuations and consist of approximately 67% in equities and 33% in fixed income securities as of March 31, 2021 compared to 64% and 36% as of December 31, 2020. This composition is relatively consistent from period to period and the WM&T Department holds no proprietary mutual funds.

Additional Sources of Non-interest income:

Deposit service charges, which consist of non-sufficient funds charges and to a lesser extent, other activity based charges, decreased $339,000, or 26%, for the three month period ended March 31, 2021, as compared with the same period of 2020. Consistent with the industry, customer behavior and transaction volume have been impacted by the pandemic and continued government efforts to minimize its impact on the economy, such as stimulus payments, PPP funding and more lucrative unemployment compensation. Deposit balances have remained at or near record levels for several months as a result, which has in turn led to fewer overdrawn accounts. These trends have significantly exacerbated the industry-wide decline in the volume of fees earned on overdrawn checking accounts experienced over the past several years. While Bancorp has experienced notable improvement since first experiencing significant pandemic-related declines in transaction volume in April 2020, Management is not able to predict when, or if, this revenue stream will return to pre-pandemic levels.

Debit and credit card income consists of interchange income, ancillary fees and incentives received from card processors. Debit and credit card revenue increased $293,000, or 15%, for the three month period ended March 31, 2021, as compared with the same period of 2020, as a result of increased transaction volume and continued expansion of the customer bases. Total debit card income increased $228,000, or 17%, and total credit card income increased $65,000, or 10%, for the three month period ended March 31, 2021 compared the same period of the prior year.

Treasury management fees primarily consist of fees earned for cash management services provided to commercial customers. This category continues to stand out as a consistent, growing source of revenue for Bancorp and increased $256,000, or 20%, for the three month period ending March 31, 2021, as compared with the same period of 2020. New product sales and expansion of its customer base have helped Bancorp’s Treasury Management department overcome challenges presented by the pandemic. The demand for Bancorp’s treasury products has increased during the pandemic, as these products allow customers to operate more efficiently in a decentralized environment. In addition, sales efforts involving existing customers has led to increases in online services, reporting, ACH origination, remote deposit and fraud mitigation services during the first quarter of 2021. Bancorp anticipates this income category will continue to increase based on continued customer base growth and the expanding suite of services offered within Bancorp’s treasury management platform.

Mortgage banking income primarily includes gains on sales of mortgage loans and loan servicing income offset by MSR amortization. Bancorp’s mortgage banking department predominantly originates residential mortgage loans to be sold in the secondary market, primarily to FNMA. Interest rates on the mortgage loans sold are locked with the borrower and investor prior to loan closing, thus Bancorp bears no interest rate risk related to loans held for sale. Bancorp offers conventional, VA and FHA financing for purchases and refinances, as well as programs for first-time homebuyers. Interest rates on mortgage loans directly influence the volume of business transacted by the mortgage-banking department. Mortgage banking revenue increased $598,000, or 71%, for the three month period ended March 31, 2021, as compared with the same period of 2020, respectively as sustained low long-term rates have incentivized refinancing activity and resulted in elevated mortgage banking income. Including the gain on sale earned, Bancorp sold $86 million loans during the first three months of 2021 compared to $32 million for the same period of 2020, respectively. While the current mortgage pipeline remains strong from compared to historical standards, Bancorp expects volume to normalize over time, as the pool of potential customers who have yet to refinance shrinks and interest rates rise above the absolute low levels experienced over the past year.

In the fourth quarter of 2020, the Bank elected to retain a select portion of FNMA qualified secondary market single family residential real estate loan production from the mortgage banking department on balance sheet in an effort to deploy a portion of excess liquidity in lieu of buying mortgage-backed securities within the AFS debt securities portfolio. Continuing into 2021, approximately $32 million in 15/30 year fixed rate loans yielding approximately 2.84% were retained in the first quarter of 2021 as part of this strategy, forgoing approximately $1.2 million in gain on sale that would typically have been recognized in Mortgage banking income.

Net investment product sales commissions and fees are generated primarily on stock, bond and mutual fund sales, as well as wrap fees on brokerage accounts. Wrap fees represent charges for investment programs that bundle together a suite of services, such as brokerage, advisory, research and management and are based on a percentage of assets. Bancorp deploys its financial advisors primarily through its branch network via an arrangement with a third party broker-dealer, while larger managed accounts are serviced by Bancorp’s WM&T Department. Net investment product sales commissions and fees decreased $2,000 for the three month period ended March 31, 2021, as compared with the same period of 2020.

BOLI assets represent the cash surrender value of life insurance policies on certain key employees who have provided consent for Bancorp to be the beneficiary for a portion of such policies. The related change in cash surrender value and any death benefits received under the policies are recorded as non-interest income. This income serves to offset the cost of various employee benefits. BOLI income decreased $18,000 for the three month period ending March 31, 2021 compared to the same period of the prior year.

Other non-interest income increased $490,000, or 175%, for the three month periods ended March 31, 2021 as compared with the same periods of 2020. The increase was driven by a significant increase in swap fees received during the first quarter and appreciation in the value of certain life insurance policies outside of the traditional BOLI program.

Non-interest Expenses

	Three months ended March 31,
(dollars in thousands)	2021	2020	$ Change	% Change

Compensation	$12,827	$12,233	$594	5%
Employee benefits	3,261	3,167	94	3
Net occupancy and equipment	2,045	1,831	214	12
Technology and communication	2,346	2,063	283	14
Debit and credit card processing	705	656	49	7
Marketing and business development	524	560	(36)	(6)
Postage, printing and supplies	409	441	(32)	(7)
Legal and professional	862	623	239	38
FDIC insurance	405	129	276	214
Amortization of investments in tax credit partnerships	31	36	(5)	(14)
Capital and deposit based taxes	458	1,030	(572)	(56)
Other	1,100	806	294	36
Total non-interest expenses	$24,973	$23,575	$1,398	6%

Total non-interest expenses increased $1.4 million, or 6%, for the three month period ended March 31, 2021 compared to the same period of 2020. Compensation and employee benefits comprised 64.4% of Bancorp’s total non-interest expenses for the three month period ended March 31, 2021, compared to 65.3% for the same period of 2020.

Compensation, which includes salaries, incentives, bonuses and stock based compensation, increased $594,000, or 5%, for the three month period ended March 31, 2021, as compared with the same period of 2020. The increase was attributed to annual merit-based salary increases, higher bonus accrual expense and an increase in full time equivalent employees. Net full time equivalent employees totaled 638 at March 31, 2021 compared to 641 at December 31, 2020 and 618 at March 31, 2020.

Employee benefits consists of all personnel-related expense not included in compensation, with the most significant items being health insurance, payroll taxes and employee retirement plan contributions. Employee benefits increased $94,000 or 3%, for the three month period ended March 31, 2021, as compared with the same period of 2020, consistent with the overall increase in full time equivalent employees noted above.

Net occupancy and equipment expenses primarily include depreciation, rent, property taxes, utilities and maintenance. Costs of capital asset additions flow through the statement of income over the lives of the assets in the form of depreciation expense. Net occupancy increased $214,000, or 12%, for the three month period ended March 31, 2021, as compared with the same period of 2020. The increase resulted from the addition of two new branches in the latter half of 2020, one in Louisville and one in the Cincinnati MSA, along with a favorable lease accounting system forecast adjustment that resulted in a credit to expense in the first quarter of last year.

Technology and communication expenses include computer software amortization, equipment depreciation, debit and credit card processing expenses and expenditures related to investments in technology needed to maintain and improve the quality of customer delivery channels, information security and internal resources. Technology expense increased $283,000, or 14%, for the three month period ended March 31, 2021 as compared with the same period of 2020, consistent with expanded data storage and increased expense associated with the hosted core environment, which Bancorp migrated to in the third quarter of 2020.

Bancorp outsources processing for debit and commercial credit card operations, which generate significant revenue for the Company. These expenses fluctuate consistent with transaction volumes. Debit and credit card processing expense increased $49,000, or 7%, for the three month period ending March 31, 2021 compared to the same period of last year, correlating in part with the increase in transaction volume and customer base expansion that served to increase debit and credit card non-interest income.

Marketing and business development expenses include all costs associated with promoting Bancorp including community support, retaining customers and acquiring new business. Marketing and business development expenses decreased $36,000, or 6%, for the three month period ending March 31, 2021, as compared to the same period of 2020. The decline corresponds with less physical customer interaction as a result of the pandemic, which has led to reduced travel and entertainment expense in addition to lower advertising expense compared to pre-pandemic periods.

Legal and professional fees increased $239,000, or 38%, for the three month period ended March 31, 2021 compared to the same periods of last year as a result of recording approximately $400,000 of expense relating to the pending Kentucky Bancshares acquisition.

FDIC insurance increased $276,000, or 214%, for the three month period ended March 31, 2021, as compared to the same period of 2020. Consistent with a PPP-driven larger balance sheet, Bancorp’s higher leverage ratio has led to increased FDIC insurance expense. In addition, the three months ended March 31, 2020 benefitted from the last portion of small institution credits first issued by the FDIC in 2019 upon the national FDIC Reserve Ratio reaching its targeted level.

Tax credit partnerships generate federal income tax credits, and for each of Bancorp’s investments in tax credit partnerships, the tax benefit, net of related expenses, results in a positive effect on net income. Amounts of credits and corresponding expenses can vary widely depending upon the timing and magnitude of the underlying investments. Amortization expense associated with these investments decreased $5,000, or 14%, for the three month period ending March 31, 2021 compared to the same period of last year.

Capital and deposit based taxes decreased $572,000, or 56%, for the three month period ended March 31, 2021 compared to the same period of 2020 consistent with Kentucky transitioning financial institutions from a capital-based franchise tax to the Kentucky corporate income tax effective January 1, 2021.

Other non-interest expenses increased $294,000, or 36%, for the three month period ended March 31, 2021, as compared to the same period of 2020. This increase is largely the result of a bank-owned property sold in the first quarter of 2020, which resulted in a large gain recorded as a credit to other non-interest expense.

Bancorp’s efficiency ratio for the three months ended March 31, 2021 of 48.29% improved from 52.35% for the same period of 2020. Excluding amortization of investments in tax credit partnerships, the adjusted efficiency ratio, a non-GAAP measure, would have been 48.23% and 52.27% for the three month periods ended March 31, 2021 and 2020, respectively. See the section titled “Non-GAAP Financial Measures” for reconcilement of non-GAAP to GAAP measures.

Income Tax Expense

A comparison of income tax expense and ETR follows:

	Three months ended March 31,
(dollars in thousands)	2021	2020	$/bps Change	% Change

Income tax expense	$5,461	$2,250	$3,211	143%
Effective tax rate	19.4%	14.5%	490 bps	34%

Fluctuations in the ETR for the three months ended March 31, 2021, as compared to the same period of 2020, are primarily attributed to the following:

●

Bancorp invests in certain partnerships that yield federal income tax credits. Taken as a whole, the tax benefit of these investments exceeds amortization expense, resulting in a positive impact on net income. The timing and magnitude of these transactions may vary widely from period to period. The ETR at March 31, 2020 included the anticipated full year benefit of a large historic tax credit project that was completed in December of last year, serving to reduce the ETR by 5.9% for the three months ended March 31, 2020.

●

The stock based compensation component of the ETR fluctuates consistent with the level of SAR exercise activity. The three months ended March 31, 2021 reflected significantly more exercise activity as compared to the same period of 2020, reducing the ETR 3.0% in the first quarter of this year compared to an increase of less than 1% for the same period of 2020.

●

The state of Kentucky passed legislation in 2019 that required financial institutions to transition from a capital based franchise tax to the Kentucky corporate income tax beginning in 2021 and allows entities filing a combined Kentucky income tax return to share certain tax attributes, including net operating loss carryforwards. These changes served to increase the ETR 3.2% for the first quarter of 2021.

Financial Condition – March 31, 2021 Compared to December 31, 2020

Overview

Total assets increased $185 million, or 4%, to $4.8 billion at March 31, 2021 from $4.6 billion at December 31, 2020. Net loan growth of $105 million and an $85 million increase in the AFS debt securities portfolio drove the increase experienced for the first three months of 2021.

Total liabilities increased $183 million, or 4%, to $4.4 billion at March 31, 2021 from $4.2 billion at December 31, 2020. A $211 million increase in total deposits was partially offset by decreases in FHLB advances and other liabilities. Deposit balances remained at record levels as of March 31, 2021, as continued federal stimulus efforts have bolstered personal and commercial deposits and uncertainty surrounding the pandemic has resulted in the customer base maintaining higher balances in general.

Cash and Cash Equivalents

Cash and cash equivalents increased $15 million, or 5%, ending at $333 million at March 31, 2021 compared to $318 million at December 31, 2020. The average balance of cash and cash equivalents increased $70 million, or 33%, over the past twelve months. Bancorp continues to maintain higher levels of liquidity attributable to the PPP, growth in deposits and current economic uncertainty.

AFS Debt Securities

AFS debt securities increased $85 million, or 15%, to $672 million at March 31, 2021 compared to $587 million at December 31, 2020. Bancorp continued actively growing the investment securities portfolio during the first quarter of 2021 in an effort to deploy a portion of excess liquidity, a strategy enacted in the latter half of 2020, by purchasing $140 million of AFS debt securities. Partially offsetting growth associated with purchasing activity was scheduled amortization and elevated prepayment activity, largely within the MBS portfolio, as well as market depreciation stemming from an upward move in the interest rate environment experienced over the latter part of the first quarter.

Goodwill

At March 31, 2021, Bancorp had $13 million in goodwill recorded on its balance sheet. Events that may trigger goodwill impairment include deterioration in economic conditions, a decline in market-dependent multiples or metrics, negative trends in overall financial performance and regulatory action. More specifically, a sustained decline in stock price could be considered a triggering event. Management compared the fair value of the commercial banking segment to the carrying value recorded on the balance sheet and other factors, and concluded its goodwill was not impaired based on testing performed as of September 30, 2020. Additionally, Bancorp’s stock has traded above book value for the entirety of 2020 and through the first three months of 2021.

Other Assets and Other Liabilities

Other assets decreased $2 million, or 2%, to $70 million at March 31, 2021. Other liabilities decreased $22 million, or 25%, to $66 million at March 31, 2021, from $88 million at December 31, 2020.

Market value changes on interest rate swap transactions maintained for certain loan customers played a large role in the increases for both other asset and other liabilities. Bancorp enters into these interest rate swap transactions with borrowers who desire to hedge exposure to rising interest rates, while at the same time entering into an offsetting interest rate swap, with substantially matching terms, with an approved independent counterparty. These are undesignated derivative instruments and are recognized on the balance sheet at fair value via both an asset and a related liability, as Bancorp has an agreement with the borrower (the asset) and the counterparty (the liability). Because of matching terms of offsetting contracts and collateral provisions mitigating any non-performance risk, changes in fair value have an offsetting effect on the related asset and liability. For this reason, the market value changes experienced during the first quarter stemming from rising interest rates have resulted in decreases to both the asset and liability associated with these transactions. For additional information, see the footnote titled “Derivative Financial Instruments.”

Further, decreases for various accruals, such as employee incentive compensation and benefits, tax credit contributions and other general liabilities, contributed to the decline experienced for other liabilities between December 31, 2020 and March 31, 2021.

As of March 31, 2021, Bancorp did not incur any impairment with respect to its other intangible assets (MSRs and CDIs) or other long-lived assets.

Loans

Composition of loans, net of deferred fees and costs, by primary loan portfolio class follows:

(dollars in thousands)	March 31, 2021	December 31, 2020	$ Change	% Change

Commercial real estate - non-owner occupied	$876,523	$833,470	$43,053	5%
Commercial real estate - owner occupied	527,316	508,672	18,644	4%
Total commercial real estate	1,403,839	1,342,142	61,697	5%

Commercial and industrial - term	509,567	525,776	(16,209)	-3%
Commercial and industrial - term - PPP	612,885	550,186	62,699	11%
Commercial and industrial - lines of credit	260,206	276,646	(16,440)	-6%
Total commercial and industrial	1,382,658	1,352,608	30,050	2%

Residential real estate - owner occupied	262,516	239,191	23,325	10%
Residential real estate - non-owner occupied	136,380	140,930	(4,550)	-3%
Total residential real estate	398,896	380,121	18,775	5%

Construction and land development	281,815	291,764	(9,949)	-3%
Home equity lines of credit	91,233	95,366	(4,133)	-4%
Consumer	51,058	44,606	6,452	14%
Leases	14,115	14,786	(671)	-5%
Credits cards - commercial	11,542	10,203	1,339	13%
Total loans (1)	$3,635,156	$3,531,596	$103,560	3%

(1) Total loans are presented inclusive of premiums, discounts, and net loan origination fees and costs

Total loans increased $104 million, or 3%, from December 31, 2020 to March 31, 2021, as significant growth in the PPP and CRE portfolios offset contraction in the traditional C&I portfolio. Further, retention of a portion of FNMA qualified secondary market single family residential real estate loan production from the mortgage banking department drove solid growth in the residential real estate portfolio. Total loans (excluding PPP loans) increased $41 million, or 1%, during the first three months of 2021. Line of credit usage remained depressed in the first three months of 2021, as the availability of the more favorable PPP lending facility continues to disparage utilization. Overall, total line of credit usage fell to 36.5% at March 31, 2021 compared to 38.0% at December 31, 2020 and 45.2% at March 31, 2020, with the declines concentrated largely in the C&I portfolio.

PPP loans of $613 million ($627 million gross of unamortized deferred fees and costs), were outstanding at March 31, 2021. While the initial round of PPP expired on August 8, 2020, a second round of PPP funding was included in the CAA, which was signed into law on December 27, 2020. Bancorp originated approximately 1,600 PPP loans totaling $232 million (net of unearned deferred fees and costs) during the three months ended March 31, 2021 in relation to the second round of PPP, with associated net fee income of $9 million to be recognized over the earlier of five years or loan forgiveness. On March 30, 2021, the PPP expiration date was extended to May 31, 2021 via the PPP Extension Act of 2021.

As of March 31, 2021, Bancorp has received payment from the SBA for the forgiveness of approximately 1,700 loans totaling $283 million, or 32%, of total PPP originations, with an additional $138 million in the process of being forgiven. Bancorp has approximately $14 million in net unrecognized fees related to the PPP at March 31, 2021, which would be recognized immediately once the loans are paid off or forgiven by the SBA. The timing of such forgiveness is expected to have a major impact on operating results for the remainder of 2021 and into early 2022.

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

As of March 31, 2021 outstanding full payment loan deferrals totaled $14 million, representing 0.45% of the loan portfolio (excluding PPP loans), down from $37 million, or 1.24% of total loans (excluding PPP loans), at December 31, 2020. Pursuant to the CARES Act, these loan deferrals were not classified as TDRs and not included in non-performing loan statistics. While the modifications themselves did not trigger a loan risk rating downgrade beyond the “pass” rating, if the impact of COVID-19 continues and borrower’s operations do not improve or if other negative events occur, such modified loans could transition to potential problem loans or into problem loans. The CAA extended relief from TDR accounting to the earlier of 1) 60 days after the national emergency termination date or (2) January 1, 2022. Management continues to analyze the evolving economic conditions in its markets while closely monitoring credit metrics, particularly related to most heavily impacted segments.

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

Bancorp occasionally enters into loan participation agreements with other banks to diversify credit risk. For certain participation loans sold, Bancorp has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their ownership share of the loan without permission from Bancorp. GAAP requires the participated portion of these loans to be recorded as secured borrowings. These participated loans are included in the C&I and CRE loan portfolio segments with a corresponding liability recorded in other liabilities. At March 31, 2021 and December 31, 2020, the total participated portion of loans of this nature totaled $5 million and $10 million, respectively.

Non-performing Loans and Non-performing Assets

Information summarizing non-performing loans and assets follows:

(dollars in thousands)	March 31, 2021	December 31, 2020

Non-accrual loans	$12,913	$12,514
Troubled debt restructurings	15	16
Loans past due 90 days or more and still accruing	1,377	649
Total non-performing loans	14,305	13,179

Other real estate owned	281	281
Total non-performing assets	$14,586	$13,460

Non-performing loans to total loans	0.39%	0.37%
Non-performing loans to total loans (excluding PPP)	0.47%	0.44%
Non-performing assets to total assets	0.30%	0.29%
ACL for loans to total non-performing loans	355%	394%

Non-performing loans to total loans were 0.39% at March 31, 2021 compared to 0.37% at December 31, 2020. Non-performing loans to total loans (excluding PPP loans) were 0.47% at March 31, 2021. See the section titled “Non-GAAP Financial Measures” for reconcilement of non-GAAP to GAAP measures.

In total, non-performing assets as of March 31, 2021 were comprised of 46 loans, ranging in individual amounts up to $10 million, one accruing TDR loan and foreclosed real estate held for sale. Foreclosed real estate held at March 31, 2021 included one residential real estate property and one CRE property.

The following table presents the recorded investment in non-accrual loans by portfolio:

(in thousands)	March 31, 2021	December 31, 2020

Commercial real estate - non-owner occupied	$10,305	$10,278
Commercial real estate - owner occupied	1,054	1,403
Total commercial real estate	11,359	11,681

Commercial and industrial - term	363	6
Commercial and industrial - lines of credit	—	88
Total commercial and industrial	363	94

Residential real estate - owner occupied	810	413
Residential real estate - non-owner occupied	100	101
Total residential real estate	910	514

Construction and land development	—	—
Home equity lines of credit	274	221
Consumer	7	4
Leases	—	—
Credit cards - commercial	—	—
Total non-accrual loans	$12,913	$12,514

The following table presents the amortized cost basis of non-performing loans and the amortized cost basis of loans on non-accrual status for which there were no related ACL losses:

(in thousands)	March 31, 2021	December 31, 2020

Commercial real estate - non-owner occupied	$212	$186
Commercial real estate - owner occupied	699	1,048
Total commercial real estate	911	1,234

Commercial and industrial - term	363	6
Commercial and industrial - lines of credit	—	88
Total commercial and industrial	363	94

Residential real estate - owner occupied	810	413
Residential real estate - non-owner occupied	100	101
Total residential real estate	910	514

Construction and land development	—	—
Home equity lines of credit	274	221
Consumer	7	4
Leases	—	—
Credit cards - commercial	—	—
Total	$2,465	$2,067

Delinquent Loans

Delinquent loans (consisting of all loans 30 days or more past due) totaled $6 million at March 31, 2021 compared to $17 million at December 31, 2020. Delinquent loans total loans were 0.16% and 0.48% at March 31, 2021 and December 31, 2020, respectively. Delinquent loans to total loans (excluding PPP loans) were 0.20% at March 31, 2021.

Allowance for Credit Losses

The ACL on loans is a valuation allowance for loans estimated at each balance sheet date in accordance with GAAP. When Bancorp deems all or a portion of a loan to be uncollectible, the appropriate amount is written off and the ACL is reduced by the same amount. Subsequent recoveries, if any, are credited to the ACL when received. See the footnote titled “Summary of Significant Accounting Policies” for discussion of Bancorp’s ACL methodology on loans. Allocations of the ACL may be made for specific loans, but the entire ACL on loans is available for any loan that, in Bancorp’s judgment, should be charged-off.

The following table sets forth the ACL by category of loan:

	March 31, 2021			December 31, 2020
(dollars in thousands)	Allocated Allowance	% of Total ACL	ACL to Total Loans (1)	Allocated Allowance	% of Total ACL	ACL to Total Loans (1)

Commercial real estate - non-owner occupied	$20,062	40%	2.29%	$19,396	37%	2.33%
Commercial real estate - owner occupied	7,065	14%	1.34%	6,983	13%	1.37%
Total commercial real estate	27,127	54%	1.93%	26,379	50%	1.97%

Commercial and industrial - term (1)	8,469	17%	1.66%	8,970	17%	1.71%
Commercial and industrial - lines of credit	2,983	6%	1.15%	3,614	7%	1.31%
Total commercial and industrial	11,452	23%	1.49%	12,584	24%	1.57%

Residential real estate - owner occupied	3,292	6%	1.25%	3,389	7%	1.42%
Residential real estate - non-owner occupied	1,709	3%	1.25%	1,818	3%	1.29%
Total residential real estate	5,001	9%	1.25%	5,207	10%	1.37%

Construction and land development	5,527	11%	1.96%	6,119	12%	2.10%
Home equity lines of credit	843	2%	0.92%	895	2%	0.94%
Consumer	395	1%	0.77%	340	1%	0.76%
Leases	235	0%	1.66%	261	1%	1.77%
Credit cards - commercial	134	0%	1.16%	135	0%	1.32%
Total	$50,714	100%	1.68%	$51,920	100%	1.74%

(1)	Excludes the PPP loan portfolio, which was not reserved for based on the 100% SBA guarantee.

Bancorp’s ACL on loans was $51 million as of March 31, 2021 compared to $52 million as of December 31, 2020. A net decrease to the ACL on loans was recorded during the first quarter of 2021 as the unemployment forecast improved, net charge offs were minimal and general improvement was experienced in the underlying CECL model factors, serving to outpace modest loan growth during the three months ended March 31, 2021.

The FRB’s Seasonally Adjusted National Civilian Unemployment Rate is the primary loss driver within Bancorp’s CECL model and has steadily improved over the past several months after spiking to 14.8% in April of 2020, standing at 6.0% as of March 31, 2021. Improved unemployment forecasts and general improvement in other underlying CECL model factors, offset partially by modest first quarter loan growth (excluding PPP loans), drove a net benefit to credit loss expense on loans of $1.2 million for the three month period ended March 31, 2021. Net charge off activity was minimal for both the three month period ended March 31, 2021 and 2020.

The pandemic has had a material impact on Bancorp’s quarterly ACL on loans calculations. While Bancorp has not yet experienced credit quality issues resulting in charge-offs related to the pandemic, the ACL on loans calculation for loans and resulting credit loss expense is significantly impacted by changes in forecasted economic conditions. Should the forecast for economic conditions worsen, Bancorp could experience further increases in its required ACL on loans and record additional provision expense. While the execution of payment deferrals under the CARES ACT has assisted credit quality ratios, it is possible that asset quality could worsen at future measurement periods if the effects of the pandemic are prolonged.

While separate from the ACL on loans and recorded in other liabilities on the consolidated balance sheets, the ACL for off balance sheet credit exposures also experienced a decrease between December 31, 2020 and March 31, 2021. A net benefit of $275,000 was recorded as provision for credit losses on off balance sheet exposures during the first quarter of 2021, as nearly all applicable loan segments experienced declines in their reserve loss percentage consistent with generally improving model factors. The ACL for off balance sheet credit exposures stood at $5.1 million as of March 31, 2021 compared to $5.4 million as of December 31, 2020.

Deposits

(dollars in thousands)	March 31, 2021	December 31, 2020	$ Change	% Change

Non-interest bearing demand deposits	$1,370,183	$1,187,057	$183,126	15%

Interest bearing deposits:
Interest bearing demand	1,383,349	1,355,985	27,364	2%
Savings	230,965	208,774	22,191	11%
Money market	847,758	844,414	3,344	0%

Time deposits of $250 thousand or more	67,179	73,065	(5,886)	-8%
Other time deposits(1)	300,528	319,339	(18,811)	-6%
Total time deposits	367,707	392,404	(24,697)	-6%

Total interest bearing deposits	2,829,779	2,801,577	28,202	1%

Total deposits	$4,199,962	$3,988,634	$211,328	5%

(1)    Includes $20 million and $25 million in brokered deposits as of March 31, 2021 and December 31, 2020, respectively.

Total deposits increased $211 million, or 5%, from December 31, 2020 to March 31, 2021 with non-interest bearing deposits representing $183 million of the increase. Average deposit balances for the three months ended March 31, 2021 increased $206 million compared to the three months ended December 31, 2020. Both ending and average deposit balances finished at record levels as of March 31, 2021, as continued federal programs such as the PPP drove deposit balances higher in the first three months of 2021.

Securities Sold Under Agreements to Repurchase

SSUARs are collateralized by securities and are treated as financings; accordingly, the securities involved with the agreements are recorded as assets and are held by a safekeeping agent and the obligations to repurchase the securities are reflected as liabilities. All securities underlying the agreements are under the Bank’s control.

SSUARs totaled $52 million and $48 million at March 31, 2021 and December 31, 2020, respectively. The majority of SSUARs are indexed to immediately repricing indices such as the FFTR. The increase in SSUAR is consistent with the general trend of customers maintaining elevated deposit balances due to federal stimulus programs and economic uncertainty.

FHLB Advances

FHLB advances decreased $7 million, or 24%, between December 31, 2020 and March 31, 2021 due to maturing advances not being renewed or replaced in addition to the elective, penalty-free pay down of $4 million of advances during the first quarter of 2021.

Subsequent to the end of the first quarter, Bancorp chose to payoff $14 million of term advances, with a weighted average cost of 2.03%, prior to their maturity incurring an early-termination fee of $474,000. Bancorp made this decision due to its excess liquidity driven by the substantial deposit growth it achieved during 2020 and the first quarter of 2021, combined with the near-term outlook for low interest rates. Bancorp believes it will substantially “earn back” the early termination penalty through lower interest expense over the next two years assuming short-term interest rates remain at March 31, 2021 levels.

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

Bancorp’s most liquid assets are comprised of cash and due from banks, FFS and AFS debt securities. FFS and interest bearing deposits totaled $290 million and $275 million at March 31, 2021 and December 31, 2020, respectively. FFS normally have overnight maturities while interest-bearing deposits in banks are accessible on demand. These investments are used for general daily liquidity purposes. The fair value of the AFS debt security portfolio was $672 million and $587 million at March 31, 2021 and December 31, 2020, respectively. The portfolio includes maturities of $26 million and cash flows on amortizing AFS debt securities of approximately $148 million (based on assumed prepayment speeds as of March 31, 2021) expected over the next twelve months. Combined with FFS and interest bearing deposits from banks, AFS debt securities offer substantial resources to meet either loan growth or reductions in Bancorp’s deposit funding base. Bancorp pledges portions of its investment securities portfolio to secure public funds, cash balances of certain WM&T accounts and SSUAR. At March 31, 2021, total investment securities pledged for these purposes comprised 73% of the AFS debt securities portfolio, leaving approximately $181 million of unpledged AFS debt securities.

Bancorp has a large base of core customer deposits, defined as time deposits less than or equal to $250,000, demand, savings, money market deposit accounts and excludes brokered deposits. At March 31, 2021, such deposits totaled $4.1 billion and represented 98% of Bancorp’s total deposits, as compared with $3.9 billion, or 98% of total deposits at December 31, 2020. Because these core deposits are less volatile and are often tied to other products of Bancorp through long lasting relationships, they do not place undue pressure on liquidity. However, many of Bancorp’s individual depositors are currently maintaining historically high balances. These excess balances may be more sensitive to market rates, with potential decreases possibly straining Bancorp’s liquidity position.

As of March 31, 2021 and December 31, 2020, Bancorp held brokered deposits totaling $20 million and $25 million, respectively. These deposits will mature over the course of the third and fourth quarters of 2021. Bancorp does not intend to renew or replace these deposits.

Included in total deposit balances at March 31, 2021 is $349 million of public funds generally comprised of accounts from local government agencies and public school districts in the markets in which Bancorp operates. Bancorp consider these to be long-term relationships.

Bancorp is a member of the FHLB of Cincinnati. As a member of the FHLB, Bancorp has access to credit products of the FHLB. Bancorp views these borrowings as a potential low cost alternative to brokered deposits. At March 31, 2021 and December 31, 2020, available credit from the FHLB totaled $960 million and $804 million, respectively. The increase in available credit over the first three months of 2021 is due to increases in both eligible loans (those pledged for collateral-based borrowing capacity) and the eligibility factor used by FHLB (used to calculate collateral-based borrowing capacity). See the footnote titled “FHLB Advances” for additional detail.  Additionally, Bancorp had unsecured available FFP lines with correspondent banks totaling $80 million at both March 31, 2021 and December 31, 2020.

During the normal course of business, Bancorp enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through Bancorp’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of Bancorp’s liquidity.

Bancorp’s principal source of cash revenue is dividends paid to it as the sole shareholder of the Bank. As discussed in the footnote titled “Commitments and Contingent Liabilities,” as of January 1st of any year, the Bank may pay dividends in an amount equal to the Bank’s net income of the prior two years less any dividends paid for the same two years. At March 31, 2021, the Bank could pay an amount equal to $53 million in dividends to Bancorp without regulatory approval subject to ongoing capital requirements of the Bank.

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

Bancorp provides customers with off-balance sheet credit support through loan commitments and standby letters of credit. Unused loan commitments increased $10 million as of March 31, 2021 compared to December 31, 2020. A further decline in overall utilization drove a $58 million increase in availability on existing lines of credit, which was partially offset by a $48 million decrease in future loan commitments. Total average line of credit utilization declined to 36.5% at March 31, 2021 as compared to 38.0% at December 31, 2020 and 45.2% at March 31, 2020. Depressed C&I line of credit usage has driven the dramatic decline in utilization experienced over the past twelve months as customers take advantage of the more favorable financing provided by the PPP.

Commitments to extend credit are agreements to lend to customers as long as collateral is available as agreed upon and there is no violation of any condition established in the contracts. Commitments generally have fixed expiration dates or other termination clauses. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bancorp uses the same credit and collateral policies in making commitments and conditional guarantees as for on-balance sheet instruments. Bancorp evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, securities, equipment and real estate. However, should the commitments be drawn upon and should our customers default on their resulting obligation to us, our maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those instruments.

The ACL on off balance sheet credit exposures, which is separate from the ACL on loans and recorded in other liabilities on the consolidated balance sheets, stood at $5.1 million and $5.4 million as of March 31, 2021 and December 31, 2020, respectively. A net benefit of $275,000 was recorded as provision for credit losses on off balance sheet exposures during the first quarter of 2021, as nearly all applicable loan segments experienced declines in their reserve loss percentage consistent with generally improving model factors.

At March 31, 2021 and December 31, 2020, Bancorp had accrued $5.1 million and $5.4 million, respectively, in other liabilities for the ACL on off balance sheet credit exposures. A net benefit of $275,000 was recorded to provision for credit losses on off-balance sheet credit exposures for the three months ended March 31, 2021 as a result of improvement in underlying CECL model factors during the first quarter.

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

Capital

At March 31, 2021, stockholders’ equity totaled $443 million, representing an increase of $3 million, or 1%, compared to December 31, 2020, as net income of $22.7 million was offset by a large, negative change in AOCI and dividends declared during the three month period ended March 31, 2021. AOCI consists of net unrealized gains or losses on AFS debt securities and hedging instruments, as well as a minimum pension liability, each net of income taxes. AOCI declined $12 million from December 31, 2020 to March 31, 2021, with the fluctuation stemming from the changing interest rate environment and corresponding valuation of the AFS debt securities portfolio. See the “Consolidated Statement of Changes in Stockholders’ Equity” for further detail of changes in equity.

In May 2019, Bancorp’s Board of Directors approved a share repurchase program authorizing the repurchase of up to 1 million shares, or approximately 4% of Bancorp’s total common shares outstanding at the time. The plan, which will expire in May 2021 unless otherwise extended or completed at an earlier date, does not obligate Bancorp to repurchase any specific dollar amount or number of shares prior to the plan’s expiration. Based on economic developments over the past year and the increased importance of capital preservation, no shares were repurchased in 2020 nor the first quarter of 2021. Management does not intend to resume share repurchasing in the near-term. Approximately 741,000 shares remain eligible for repurchase under the current repurchase plan.

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

The following table sets forth consolidated Bancorp’s and the Bank’s risk based capital ratios:

	March 31, 2021	December 31, 2020

Total risk-based capital(1)
Consolidated	13.39%	13.36%
Bank	13.06	12.99

Common equity tier 1 risk-based capital(1)
Consolidated	12.32	12.23
Bank	11.99	11.85

Tier 1 risk-based capital(1)
Consolidated	12.32	12.23
Bank	11.99	11.85

Leverage(2)
Consolidated	9.46	9.57
Bank	9.20	9.26

(1)    Under regulatory risk-based capital guidelines, assets and credit-equivalent amounts of derivatives and off-balance sheet credit exposures are assigned to broad risk categories. The aggregate dollar amount in each risk category is multiplied by the associated risk weight of the category. Weighted values are added together, resulting in Bancorp's total risk-weighted assets. These ratios are computed in relation to average assets.

(2)    Ratio is computed in relation to average assets.

As noted in the table above, Bancorp and the Bank experienced a decline in leverage ratio from December 31, 2020 to March 31, 2021. The leverage ratio, which consists of tier-1 capital divided by adjusted quarterly average assets, was negatively impacted by continued balance sheet growth attributed to PPP participation.

Banking regulators have categorized the Bank as well-capitalized. To meet the definition of well-capitalized for prompt corrective action requirements, a bank must have a minimum 6.5% Common Equity Tier 1 Risk-Based Capital ratio, 8.0% Tier 1 Risk-Based Capital ratio, 10.0% Total Risk-Based Capital ratio and 5.0% Tier 1 Leverage ratio.

Additionally, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, Bancorp and the Bank must hold a 2.5% capital conservation buffer composed of Common Equity Tier 1 Risk-Based Capital above the minimum risk-based capital requirements for the Common Equity Tier 1 Risk-Based Capital ratio, Tier 1 Risk-Based Capital ratio and Total Risk-Based Capital ratio necessary to be considered adequately-capitalized. At March 31, 2021, the adequately-capitalized minimums, including the capital conservation buffer, were a 6.0% Common Equity Tier 1 Risk-Based Capital ratio, 8.5% Tier 1 Risk-Based Capital ratio and 10.5% Total Risk-Based Capital ratio.

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

(dollars in thousands, except per share data)	March 31, 2021	December 31, 2020

Total stockholders' equity - GAAP (a)	$443,232	$440,701
Less: Goodwill	(12,513)	(12,513)
Less: Core deposit intangible	(1,885)	(1,962)
Tangible common equity - Non-GAAP (c)	$428,834	$426,226

Total assets - GAAP (b)	$4,794,075	$4,608,629
Less: Goodwill	(12,513)	(12,513)
Less: Core deposit intangible	(1,885)	(1,962)
Tangible assets - Non-GAAP (d)	$4,779,677	$4,594,154

Total stockholders' equity to total assets - GAAP (a/b)	9.25%	9.56%
Tangible common equity to tangible assets - Non-GAAP (c/d)	8.97%	9.28%

Total shares outstanding (e)	22,781	22,692

Book value per share - GAAP (a/e)	$19.46	$19.42
Tangible common equity per share - Non-GAAP (c/e)	18.82	18.78

The ACL on loans to total non-PPP loans represents the ACL on loans, divided by total loans less PPP loans. Non-performing loans to total non-PPP loans represents non-performing loans, divided by total loans less PPP loans. Delinquent loans to total non-PPP loans represents delinquent loans (consisting of all loans 30 days or more past due), divided by total loans less PPP loans. Bancorp believes these non-GAAP ratios are important because they provide comparable ratios after eliminating PPP loans, which are fully guaranteed by the SBA and have not been allocated for within the ACL.

(dollars in thousands)	March 31, 2021	December 31, 2020

Total loans - GAAP (a)	$3,635,156	$3,531,596
Less: PPP loans	(612,885)	(550,186)
Total non-PPP loans - Non-GAAP (b)	$3,022,271	$2,981,410

ACL on loans (c)	$50,714	$51,920
Non-performing loans (d)	14,305	13,179
Delinquent loans (e )	5,994	16,939

ACL on loans to total loans - GAAP (c/a)	1.40%	1.47%
ACL on loans to total loans - Non-GAAP (c/b)	1.68%	1.74%

Non-performing loans to total loans - GAAP (d/a)	0.39%	0.37%
Non-performing loans to total loans - Non-GAAP (d/b)	0.47%	0.44%

Delinquent loans to total loans - GAAP (e/a)	0.16%	0.48%
Delinquent loans to total loans - Non-GAAP (e/b)	0.20%	0.57%

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

	Three months ended March 31,
(dollars in thousands)	2021	2020

Total non-interest expenses - GAAP (a)	$24,973	$23,575
Less: Amortization of investments in tax credit partnerships	(31)	(36)
Total non-interest expenses - Non-GAAP (c )	$24,942	$23,539

Total net interest income, FTE	$37,874	$32,494
Total non-interest income	13,844	12,536
Less: Gain/loss on sale of securities	—	—
Total revenue - GAAP (b)	$51,718	$45,030

Efficiency ratio - GAAP (a/b)	48.29%	52.35%
Efficiency ratio - Non-GAAP (c/b)	48.23%	52.27%

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

PART II – OTHER INFORMATION

Item 1.          Legal Proceedings.

On April 9, 2021, a lawsuit was filed by a purported shareholder of Kentucky Bancshares, Inc. (“KBI”) in the Circuit Court of Bourbon County, Kentucky challenging our proposed merger with KBI.  The complaint, captioned Paul Parshall v. Kentucky Bancshares, Inc. et al. (Case No. 21-CI-00109), names as defendants KBI, the KBI board of directors, Stock Yards Bancorp, Inc. and H. Meyer Merger Subsidiary, Inc., a wholly-owned subsidiary of Stock Yards Bancorp (“Merger Sub”).  The complaint alleges, among other things, that the individual defendants breached their fiduciary duties as directors of KBI in connection with their consideration and approval of the proposed merger transaction and caused materially misleading and incomplete information regarding the proposed transaction to be disseminated to the KBI shareholders in violation of their fiduciary duty of disclosure.  The complaint further asserts that KBI, Stock Yards Bancorp and Merger Sub aided and abetted the alleged breaches of fiduciary duty by the directors of KBI in connection with the proposed transaction.  The complaint seeks, among other relief, preliminary and permanent injunctions preventing the defendants from proceeding with, consummating or closing the proposed transaction unless and until KBI provides all material information to KBI shareholders to allow them to make a fully informed voting or appraisal decision with respect to the proposed transaction and adopts and implements a procedure or process to obtain a merger agreement providing the best available terms for the KBI shareholders. Stock Yards Bancorp, KBI and the KBI board of directors believe the claims asserted in the lawsuit are without merit. On April 28, 2021, Stock Yards Bancorp and Merger Sub, with the consent of the other defendants, filed a Notice of Removal with the U.S. District Court for the Eastern District of Kentucky, Central Division, to remove the case from Bourbon Circuit Court to the U.S. District Court (Case No. 5:21-CV-00108-REW) for all further proceedings.

On April 30, 2021, a lawsuit was filed by a purported shareholder of KBI in the U.S. District Court for the Southern District of New York challenging our proposed merger with KBI.  The complaint, captioned Alex Ciccotelli v. Kentucky Bancshares, Inc. et al. (Case No. 1:21-CV-03865-LAP), names as defendants KBI, the KBI board of directors, Stock Yards Bancorp and Merger Sub.  The complaint alleges, among other things, that the individual defendants violated Section 14(a) of the Securities Exchange Act of 1934 (the “1934 Act”) and Rule 14a-9 promulgated thereunder by disseminating a proxy statement/prospectus to the shareholders of KBI in connection with the proposed transaction that contains material misstatements and omissions and that KBI is liable as the issuer of those statements.  The complaint further asserts that the individual defendants and Stock Yards Bancorp are liable for the alleged misstatements and omissions in the proxy statement/prospectus by virtue of their actions as controlling persons of KBI within the meaning of Section 20(a) of the 1934 Act.  The complaint seeks, among other relief, preliminary and permanent injunctions preventing the defendants from proceeding with, consummating or closing the proposed transaction, an order directing the individual defendants to disseminate a proxy statement/prospectus that does not contain any material misstatements or omissions and, in the event defendants consummate the proposed transaction, an award of rescissionary damages.  Stock Yards Bancorp, KBI and the KBI board of directors believe the claims asserted in the lawsuit are without merit.

Bancorp and the Bank are defendants in various other legal proceedings that arise in the ordinary course of business. There is no such proceeding pending or, to the knowledge of management, threatened in which an adverse decision could result in a material adverse change in the business or consolidated financial position of Bancorp or the Bank.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows information relating to the repurchase of shares of common stock by Bancorp during the three months ended March 31, 2021.

	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Average price paid per share	Maximum number of shares that may yet be purchased under the plans or programs

January 1 - January 31	4,542	$42.70	—	$—
February 1 - February 28	7,967	46.06	—	—
March 1 - March 31	44,508	53.23	—	—
Total	57,017	$51.39	—	$—	741,196

(1)	Shares repurchased during the three month period ended March 31, 2021 represent shares withheld to pay taxes due.

Effective May 22, 2019, Bancorp’s Board of Directors approved a share repurchase program authorizing the repurchase of 1 million shares, or approximately 4% of Bancorp’s total common shares outstanding at the time. Stock repurchases are expected to be made from time to time on the open market or in privately negotiated transactions, subject to applicable securities laws. The plan, which will expire in May 2021 unless otherwise extended or completed at an earlier date, does not obligate the Company to repurchase any specific dollar amount or number of shares prior to the plan’s expiration. No shares were repurchased in 2020 nor the first quarter of 2021. Management does not intend to resume repurchasing in the near-term. Approximately 741,000 shares remain eligible for repurchase

There were no equity securities of the registrant sold without registration during the quarter covered by this report.

Item 6.          Exhibits.

The following exhibits are filed or furnished as a part of this report:

Exhibit Number	Description of exhibit

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 902 of the Sarbanes-Oxley Act

101	The following materials from Stock Yards Bancorp Inc.’s Form 10-Q Report for the quarterly period ended March 31, 2021 formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

104	The cover page from Stock Yards Bancorp Inc.’s Form 10-Q Report for the quarterly period ended March 31, 2021 formatted in inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STOCK YARDS BANCORP, INC. (Registrant)

Date: May 7, 2021	By: /s/ James A. Hillebrand James A. Hillebrand Chairman and CEO (Principal Executive Officer)

Date: May 7, 2021	/s/ T. Clay Stinnett T. Clay Stinnett, EVP, Treasurer and CFO (Principal Financial Officer)