Form 10-Q
period 2021-06-30
Stock Yards Bancorp, Inc.
filed 2021-08-06
CIK 835324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

or

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

The number of shares outstanding of the registrant’s Common Stock, no par value, as of July 30, 2021, was 26,586,530.

GLOSSARY OF ABBREVIATIONS AND ACRONYMS

The acronyms and abbreviations identified in alphabetical order below are used throughout this Report on Form 10-Q:

Acronym or Term	Definition	Acronym or Term	Definition	Acronym or Term	Definition
ACH	Automatic Clearing House	EPS	Earnings Per Share	NIM	Net Interest Margin (FTE)
AFS	Available for Sale	ETR	Effective Tax Rate	NPV	Net Present Value
APIC	Additional paid-in capital	EVP	Executive Vice President	Net Interest Spread	Net Interest Spread (FTE)
ACL	Allowance for Credit Losses	FASB	Financial Accounting Standards Board	NM	Not Meaningful
AOCI	Accumulated Other Comprehensive Income	FDIC	Federal Deposit Insurance Corporation	OAEM	Other Assets Especially Mentioned
ASC	Accounting Standards Codification	FFP	Federal Funds Purchased	OCI	Other Comprehensive Income
ASU	Accounting Standards Update	FFS	Federal Funds Sold	OREO	Other Real Estate Owned
ATM	Automated Teller Machine	FFTR	Federal Funds Target Rate	PPP	Paycheck Protection Program
AUM	Assets Under Management	FHA	Federal Housing Authority	PV	Present Value
Bancorp / the Company	Stock Yards Bancorp, Inc.	FHC	Financial Holding Company	PCD	Purchased with Credit Deteriorated
Bank / SYB	Stock Yards Bank & Trust Company	FHLB	Federal Home Loan Bank of Cincinnati	PCI	Purchased Credit Impaired
BOLI	Bank Owned Life Insurance	FHLMC	Federal Home Loan Mortgage Corporation	Prime	The Wall Street Journal Prime Interest Rate
BP	Basis Point - 1/100th of one percent	FICA	Federal Insurance Contributions Act	Provision	Provision for Credit Losses
C&D	Construction and Development	FNMA	Federal National Mortgage Association	PSU	Performance Stock Unit
Captive	SYB Insurance Company, Inc.	FRB	Federal Reserve Bank	ROA	Return on Average Assets
CARES Act	Coronavirus Aid, Relief and Economic Security Act	FTE	Fully Tax Equivalent	ROE	Return on Average Equity
C&I	Commercial and Industrial	GAAP	United States Generally Accepted Accounting Principles	RSA	Restricted Stock Award
CD	Certificate of Deposit	GLB Act	Gramm-Leach-Bliley Act	RSU	Restricted Stock Unit
CDI	Core Deposit Intangible	GNMA	Government National Mortgage Association	SAB	Staff Accounting Bulletin
CECL	Current Expected Credit Loss (ASC-326)	HB	House Bill	SAR	Stock Appreciation Right
CEO	Chief Executive Officer	HELOC	Home Equity Line of Credit	SBA	Small Business Administration
CFO	Chief Financial Officer	ITM	Interactive Teller Machine	SEC	Securities and Exchange Commission
Commonwealth	Commonwealth Bancshares, Inc. and Commonwealth Bank & Trust	KB	Kentucky Bancshares, Inc. and Kentucky Bank	SSUAR	Securities Sold Under Agreements to Repurchase
COVID-19	Coronavirus Disease - 2019	KSB	King Bancorp, Inc. and King Southern Bank	SVP	Senior Vice President
CRA	Community Reinvestment Act	LIBOR	London Interbank Offered Rate	TBOC	The Bank Oldham County
CRE	Commercial Real Estate	Loans	Loans and Leases	TCE	Tangible Common Equity
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act	MBS	Mortgage Backed Securities	TDR	Troubled Debt Restructuring
DTA	Deferred Tax Asset	MSA	Metropolitan Statistical Area	TPS	Trust Preferred Securities
DTL	Deferred Tax Liability	MSRs	Mortgage Servicing Rights	VA	U.S. Department of Veterans Affairs
DCF	Discounted Cash Flow	NASDAQ	The NASDAQ Stock Market, LLC	WM&T	Wealth Management and Trust

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2021 (unaudited) and December 31, 2020 (in thousands, except share data)

	June 30,	December 31,
	2021	2020
Assets
Cash and due from banks	$58,477	$43,179
Federal funds sold and interest bearing due from banks	481,716	274,766
Total cash and cash equivalents	540,193	317,945

Mortgage loans held for sale	5,420	22,547
Available for sale debt securities (amortized cost of $1,003,871) in 2021 and $574,722 in 2020, respectively)	1,006,908	586,978
Federal Home Loan Bank stock, at cost	14,475	11,284
Loans	4,206,392	3,531,596
Allowance for credit losses on loans	59,424	51,920
Net loans	4,146,968	3,479,676

Premises and equipment, net	77,639	58,015
Bank owned life insurance	52,526	33,250
Accrued interest receivable	15,262	13,094
Goodwill	136,529	12,513
Core deposit intangible	5,162	1,962
Other assets	86,990	71,365
Total assets	$6,088,072	$4,608,629

Liabilities
Deposits:
Non-interest bearing	$1,743,953	$1,187,057
Interest bearing	3,516,153	2,801,577
Total deposits	5,260,106	3,988,634

Securities sold under agreements to repurchase	63,942	47,979
Federal funds purchased	10,947	11,464
Federal Home Loan Bank advances	10,000	31,639
Accrued interest payable	630	391
Other liabilities	91,358	87,821
Total liabilities	5,436,983	4,167,928

Commitments and contingent liabilities (Footnote 11)	—	—

Stockholders’ equity
Preferred stock, no par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value. Authorized 40,000,000 shares; issued and outstanding 26,588,000 and 22,692,000 shares in 2021 and 2020, respectively	49,471	36,500
Additional paid-in capital	240,200	41,886
Retained earnings	359,628	353,574
Accumulated other comprehensive income	1,790	8,741
Total stockholders’ equity	651,089	440,701
Total liabilities and stockholders’ equity	$6,088,072	$4,608,629

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

For the three and six months ended June 30, 2021 and 2020 (in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Interest income
Loans, including fees	$40,095	$34,099	$77,095	$67,848
Federal funds sold and interest bearing due from banks	84	88	150	619
Mortgage loans held for sale	58	125	122	186
Federal Home Loan Bank stock	64	70	121	141
Securities available for sale:
Taxable	2,744	2,066	5,039	4,461
Tax-exempt	57	58	93	133
Total interest income	43,102	36,506	82,620	73,388
Interest expense
Deposits	1,435	2,607	2,945	6,569
Securities sold under agreements to repurchase	5	8	10	24
Federal funds purchased and other short-term borrowings	4	2	6	31
Federal Home Loan Bank advances	74	361	250	790
Total interest expense	1,518	2,978	3,211	7,414
Net interest income	41,584	33,528	79,409	65,974
Provision for credit losses	4,147	7,025	2,672	12,950
Net interest income after credit loss expense	37,437	26,503	76,737	53,024
Non-interest income
Wealth management and trust services	6,858	5,726	13,106	11,944
Deposit service charges	1,233	800	2,177	2,083
Debit and credit card income	3,284	2,063	5,557	4,043
Treasury management fees	1,730	1,249	3,270	2,533
Mortgage banking income	1,303	1,622	2,747	2,468
Net investment product sales commissions and fees	545	391	1,009	857
Bank owned life insurance	206	176	367	355
Other	629	595	1,399	875
Total non-interest income	15,788	12,622	29,632	25,158
Non-interest expenses
Compensation	15,680	11,763	28,507	23,996
Employee benefits	3,367	2,871	6,628	6,038
Net occupancy and equipment	2,244	2,037	4,289	3,868
Technology and communication	2,670	1,999	5,016	4,062
Debit and credit card processing	976	603	1,681	1,259
Marketing and business development	822	465	1,346	1,025
Postage, printing and supplies	460	442	869	883
Legal and professional	666	628	1,128	1,251
FDIC insurance	349	330	754	459
Amortization of investments in tax credit partnerships	231	53	262	89
Capital and deposit based taxes	527	1,225	985	2,255
Merger expenses	18,100	-	18,500	-
Federal Home Loan Bank early termination penalty	474	-	474	-
Other	1,611	993	2,711	1,799
Total non-interest expenses	48,177	23,409	73,150	46,984
Income before income tax expense	5,048	15,716	33,219	31,198
Income tax expense	864	2,348	6,325	4,598
Net income	$4,184	$13,368	$26,894	$26,600
Net income per share, basic	$0.17	$0.59	$1.14	$1.18
Net income per share, diluted	$0.17	$0.59	$1.13	$1.17
Weighted average outstanding shares
Basic	24,140	22,560	23,489	22,538
Diluted	24,379	22,739	23,731	22,737

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

For the three and six months ended June 30, 2021 and 2020 (in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$4,184	$13,368	$26,894	$26,600
Other comprehensive income:
Change in unrealized gain (loss) on AFS debt securities	6,349	3,086	(9,218)	11,027
Change in fair value of derivatives used in cash flow hedge	40	28	83	(318)
Total other comprehensive income (loss), before income tax expense	6,389	3,114	(9,135)	10,709
Tax effect	1,549	750	(2,184)	2,570
Total other comprehensive income (loss), net of tax	4,840	2,364	(6,951)	8,139
Comprehensive income	$9,024	$15,732	$19,943	$34,739

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

For the three and six months ended June 30, 2021 and 2020 (in thousands, except per share data)

					Accumulated
	Common stock		Additional		other	Total
	Shares		paid-in	Retained	comprehensive	stockholders'
	outstanding	Amount	capital	earnings	income (loss)	Total

Balance, January 1, 2021	22,692	$36,500	$41,886	$353,574	$8,741	$440,701

Activity for three months ended March 31, 2021:
Net income	—	—	—	22,710	—	22,710
Other comprehensive loss	—	—	—	—	(11,791)	(11,791)
Stock compensation expense	—	—	849	—	—	849
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations	89	296	4,144	(7,533)	—	(3,093)
Cash dividends declared, $0.27 per share	—	—	—	(6,144)	—	(6,144)

Balance, March 31, 2021	22,781	$36,796	$46,879	$362,607	$(3,050)	$443,232

Activity for three months ended June 30, 2021:
Net income	—	—	—	4,184	—	4,184
Other comprehensive income	—	—	—	—	4,840	4,840
Stock compensation expense	—	—	1,414	—	—	1,414
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations	—	(2)	(26)	(45)	—	(73)
Stock issued for KB acquisition	3,808	12,682	191,988	—	—	204,670
Cash dividends declared, $0.27 per share	—	—	—	(7,178)	—	(7,178)
Shares cancelled	(1)	(5)	(55)	60	—	—
Balance, June 30, 2021	26,588	$49,471	$240,200	$359,628	$1,790	$651,089

					Accumulated
	Common stock		Additional		other	Total
	Shares		paid-in	Retained	comprehensive	stockholders'
	outstanding	Amount	capital	earnings	income	Total

Balance, January 1, 2020	22,604	$36,207	$35,714	$333,699	$677	$406,297

Activity for three months ended March 31, 2020:
Impact of adoption of ASC 326	—	—	—	(8,823)	—	(8,823)
Net income	—	—	—	13,232	—	13,232
Other comprehensive income (loss)	—	—	—	—	5,775	5,775
Stock compensation expense	—	—	817	—	—	817
Stock issued for share-based awards, net of witholdings to satisfy employee tax obligations	62	203	1,858	(3,546)	—	(1,485)
Cash dividends declared, $0.27 per share	—	—	—	(6,111)	—	(6,111)
Shares cancelled	(1)	(2)	(22)	24	—	—

Balance, March 31, 2020	22,665	$36,408	$38,367	$328,475	$6,452	$409,702

Activity for three months ended June 30, 2020:
Net income	—	—	—	13,368	—	13,368
Other comprehensive income	—	—	—	—	2,364	2,364
Stock compensation expense	—	—	976	—	—	976
Stock issued for share-based awards, net of witholdings to satisfy employee tax obligations	2	8	96	(163)	—	(59)
Shares cancelled	—	(1)	(14)	15	—	—

Balance, June 30, 2020	22,667	$36,415	$39,425	$335,575	$8,816	$420,231

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

For the six months ended June 30, 2021 and 2020 (in thousands)

	2021	2020
Cash flows from operating activities:
Net income	$26,894	$26,600
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,672	12,950
Depreciation, amortization and accretion, net	4,888	2,815
Deferred income tax expense (benefit)	2,307	(1,947)
Gain on sale of mortgage loans held for sale	(2,118)	(2,593)
Origination of mortgage loans held for sale	(119,431)	(103,509)
Proceeds from sale of mortgage loans held for sale	141,747	97,486
Bank owned life insurance income	(367)	(355)
(Gain)/loss on the disposal of premises and equipment	41	(209)
Gain on the sale of other real estate owned	(47)	—
Stock compensation expense	2,263	1,793
Excess tax (benefit) expense from share-based compensation arrangements	(1,150)	3
Net change in accrued interest receivable and other assets	(4,420)	(14,245)
Net change in accrued interest payable and other liabilities	(6,105)	9,891
Net cash provided by operating activities	47,174	28,680
Cash flows from investing activities:
Purchases of available for sale debt securities	(204,228)	(192,713)
Proceeds from sales of acquired available for sale debt securities	91,094	—
Proceeds from maturities and paydowns of available for sale debt securities	80,122	189,047
Proceeds from redemption of Federal Home Loan Bank stock	3,881	—
Net change in non-PPP loans	(158,253)	12,616
Net change in PPP loans	235,864	(630,082)
Purchases of premises and equipment	(1,752)	(2,526)
Proceeds from sale or disposal of premises and equipment	—	1,222
Other investment activities	(3,965)	(646)
Proceeds from sales of other real estate owned	261	—
Cash from acquisition, net of cash paid	24,981	—
Net cash provided by (used in) investing activities	68,005	(623,082)
Cash flows from financing activities:
Net change in deposits	232,255	593,179
Net change in securities sold under agreements to repurchase and federal funds purchased	4,086	8,341
Proceeds from Federal Home Loan Bank advances	20,000	60,000
Repayments of Federal Home Loan Bank advances	(132,745)	(78,629)
Share repurchases related to compensation plans	(3,166)	(1,544)
Cash dividends paid	(13,361)	(12,275)
Net cash provided by financing activities	107,069	569,072
Net change in cash and cash equivalents	222,248	(25,330)
Beginning cash and cash equivalents	317,945	249,724
Ending cash and cash equivalents	$540,193	$224,394

Supplemental cash flow information:
Interest paid	$2,971	$7,583
Income taxes paid, net of refunds	13,359	418
Cash paid for operating lease liabilities	1,190	1,104
Supplemental non-cash activity:
Unfunded commitments in tax credit investments	$5,766	$5,503
Due to broker	1,985	-
Dividends payable	175	172
Loans transferred to OREO	30	-

Liabilities assumed in conjunction with acquisition:
Fair value of assets acquired	$1,389,327
Consideration paid in acquisition	28,276
Common stock issued in acquisition	204,670
Total consideration paid	232,946
Liabilities assumed	$1,156,381

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(1)	Summary of Significant Accounting Policies

Nature of Operations – Stock Yards Bancorp, Inc. (“Bancorp” or “the Company”) is a FHC headquartered in Louisville, Kentucky. The accompanying condensed consolidated financial statements include the accounts of its wholly owned subsidiaries, SYB (“the Bank”) and SYB Insurance Company, Inc. (“the Captive”). Intercompany transactions and balances are eliminated in consolidation. The consolidated financial statements of Bancorp and its subsidiaries have been prepared in conformity with GAAP and adhere to predominant practices within the banking industry.

Established in 1904, SYB is a state-chartered non-member financial institution that provides services in Louisville, central, eastern and northern Kentucky, as well as the Indianapolis, Indiana and Cincinnati, Ohio metropolitan markets through 63 full service banking center locations.

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

The Captive, a wholly owned subsidiary of the Company, is a Nevada-based captive insurance company that provides insurance against certain risks unique to operations of the Company and its subsidiaries for which insurance may not be currently available or economically feasible in today’s insurance marketplace. The Captive pools resources with several other similar insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves. The Captive is subject to regulations of the State of Nevada and undergoes periodic examinations by the Nevada Division of Insurance. It has elected to be taxed under Section 831(b) of the Internal Revenue Code. Pursuant to Section 831(b), if gross premiums do not exceed $2,300,000, then the Captive is taxable solely on its investment income. The Captive is included in the Company’s consolidated financial statements and its federal income tax return.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Intercompany transactions have been eliminated. These condensed consolidated financial statements should be read in conjunction with Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2020. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

Bancorp’s accounting policies are fundamental to understanding management’s discussion and analysis of our results of operations and financial condition. At June 30, 2021 and December 31, 2020, the accounting policy considered the most critical in preparing Bancorp’s consolidated financial statements is the determination of the ACL on loans.

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

Debt Securities – Bancorp determines the classification of debt securities at the time of purchase. Debt securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost. Debt securities not classified as held to maturity are classified as AFS and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in AOCI, net of tax. All debt securities were classified as AFS at June 30, 2021 and December 31, 2020.

Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific-identification method. Amortization of premiums and discounts are recognized in interest income over the period to maturity using the interest method, except for premiums on callable debt securities, which are amortized to their earliest call date.

Bancorp has made a policy election to exclude accrued interest from the amortized cost basis of debt securities and reports accrued interest separately in the consolidated balance sheets. A debt security is placed on non-accrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on non-accrual is reversed against interest income. There was no accrued interest related to AFS debt securities reversed against interest income for the three and six month periods ended June 30, 2021 and 2020.

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

In evaluating AFS debt securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, Bancorp considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition, among other factors. There were no credit related factors underlying unrealized losses on AFS debt securities at June 30, 2021 and December 31, 2020.

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

Prior to January 1, 2020, loans acquired in a business combination that had evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that Bancorp would be unable to collect all contractually required payments receivable were considered PCI. PCI loans were individually evaluated and recorded at fair value at the date of acquisition with no initial ACL based on a DCF methodology that considered various factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and a discount rate reflecting Bancorp’s assessment of risk inherent in the cash flow estimates. The difference between the DCFs expected at acquisition and the investment in the loan, or the “accretable yield,” was recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the DCFs expected at acquisition, or the “non-accretable difference,” were not recognized on the balance sheet and did not result in any yield adjustments, loss accruals or valuation allowances. Increases in expected cash flows, including prepayments, subsequent to the initial investment were recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows were recognized as impairment. ACLs on PCI loans reflected only losses incurred post-acquisition (meaning the PV of all cash flows expected at acquisition that ultimately were not expected to be received).

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

Acquired loans are determined by Bancorp to have more-than-insignificant deterioration in credit quality since origination if any of the following designations apply, listed in order of priority as follows: Loans individually analyzed by Bancorp and determined to have a collateral or cash flow deficiency resulting in a full or partial allocation for loss, loans placed on non-accrual status by the acquired institution, loans identified as TDRs by the acquired institution, loans that have received a partial charge off by the acquired institution, loans risk-rated below a “pass” grade by the acquired institution and any loans past due 59 days or more at the time of acquisition.

For acquired loans not deemed PCD at acquisition, the differences between the initial fair value and the unpaid principal balance are recognized as interest income over the lives of the related loans. For non-PCD loans, an initial ACL on loans is estimated and recorded as credit loss expense at the acquisition date.

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

The following table summarizes the impact of the adoption of ASC 326 effective January 1, 2020:

	January 1, 2020
(in thousands)	As reported under ASC 326	Pre-ASC 326 Adoption	Impact of Adoption (1)

Allowance for credit losses on loans:

Commercial real estate - non-owner occupied	$8,333	$5,235	$3,098
Commercial real estate - owner occupied	6,219	3,327	2,892
Total commercial real estate	14,552	8,562	5,990

Commercial and industrial - term	7,147	6,782	365
Commercial and industrial - line of credit	4,129	5,657	(1,528)
Total commercial and industrial	11,276	12,439	(1,163)

Residential real estate - owner occupied	2,713	1,527	1,186
Residential real estate - non-owner occupied	1,376	947	429
Total residential real estate	4,089	2,474	1,615

Construction and land development	5,161	2,105	3,056
Home equity lines of credit	842	728	114
Consumer	398	100	298
Leases	233	237	(4)
Credit cards	96	146	(50)
Total allowance for credit losses on loans	$36,647	$26,791	$9,856

Total allowance for credit losses on off-balance sheet exposures	$3,850	$350	$3,500

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

Bancorp estimates the ACL on loans based on the underlying assets’ amortized cost basis, which is the amount at which the receivable is originated or acquired, adjusted for applicable accretion or amortization of premium, discount, and net deferred fees or costs, collection of payment, and partial charge-offs. In the event that collection of principal becomes uncertain, Bancorp has policies in place to reverse accrued interest in a timely manner. Therefore, Bancorp has made a policy election to exclude accrued interest from the measurement of the ACL on loans.

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

Bancorp’s methodologies for estimating the ACL on loans consider available relevant information about the collectability of cash flows, including information about past events, current conditions and reasonable and supportable forecasts. The methodologies apply historical loss information, adjusted for asset-specific characteristics, economic conditions at the measurement date, and forecasts about future economic conditions expected to exist through the contractual lives of the financial assets that are reasonable and supportable to the identified pools of financial assets with similar risk characteristics for which the historical loss experience was observed. Bancorp’s methodologies may revert to historical loss information on a straight-line basis over a number of quarters when it can no longer develop reasonable and supportable forecasts.

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

Leases – Represents a variety of leasing options to businesses to acquire equipment.

Credit Cards – Represents revolving loans to businesses and consumers.

Bancorp measures expected credit losses for its loan portfolio segments as follows:

Loan Portfolio Segment	ACL Methodology

Commercial real estate - non-owner occupied	Discounted cash flow
Commercial real estate - owner occupied	Discounted cash flow
Commercial and industrial - term	Static pool
Commercial and industrial - line of credit	Static pool
Residential real estate - owner occupied	Discounted cash flow
Residential real estate - non-owner occupied	Discounted cash flow
Construction and land development	Static pool
Home equity lines of credit	Static pool
Consumer	Static pool
Leases	Static pool
Credit cards	Static pool

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

With regard to the DCF model and the adoption of CECL effective January 1, 2020, management determined that four quarters represented a reasonable and supportable forecast period with reversion back to a historical loss rate over eight quarters on a straight-line basis. However, in response to uncertainty surrounding the magnitude and duration of the economic crisis created by the pandemic, management subsequently determined that a one quarter forecast period with a reversion back to a historical loss rate in the following quarter was appropriate for the calculation performed at March 31, 2020. For the calculation performed at June 30, 2020, management elected to return to the four quarter forecast period with reversion back to a historical loss rate in the following quarter, which has been the methodology used for all subsequent calculations through June 30, 2021.

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

All goodwill is attributable to the Commercial Banking segment. Goodwill related to the KSB acquisition is deductible for tax purposes, as it was structured as an asset sale/338 election. Goodwill related to the KB acquisition is not deductible for tax purposes, as it was structured as stock sale. Based on its assessment, Bancorp believes its goodwill balance at June 30, 2021 and December 31, 2020 was not impaired and is properly recorded in the consolidated financial statements.

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

Bancorp had no fair value hedging relationships at June 30, 2021 and December 31, 2020. Bancorp does not use derivatives for trading or speculative purposes. See the Footnote titled “Derivative Financial Instruments” for additional discussion.

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

Bancorp recognizes interest and/or penalties related to income tax matters in income tax expense, if any.

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

Restrictions on Cash and Cash Equivalents – Bancorp has historically been required by the FRB to maintain average reserve balances. Effective March 26, 2020, the FRB reduced the reserve requirement ratio to 0% in response to the COVID-19 pandemic, eliminating reserve requirements for all depository institutions. The reserve requirement ratio remained at 0% as of June 30, 2021.

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

Bancorp completed its acquisition of Kentucky Bancshares, Inc. during the second quarter in a combined stock and cash transaction for total consideration of $233 million. Bancorp acquired 19 branches in 11 communities throughout central and eastern Kentucky, including the Lexington, Kentucky metropolitan statistical area and contiguous counties, and also acquired a captive insurance subsidiary.

The following table provides a summary of the fair value of the assets acquired and liabilities assumed by Bancorp as of the acquisition date. As provided for under GAAP, management has up to 12 months following the date of acquisition to finalize the fair values of the acquired assets and assumed liabilities. The preliminary fair value adjustments and the preliminary fair values shown in the following table continue to be evaluated by management and may be subjected to further adjustment.

Acquisition of Kentucky Bancshares, Inc.
Summary of Assets Aquired and Liabilities Assumed

	As Recorded	Fair Value		As Recorded
(in thousands)	By KB	Adjustments (1)		by Bancorp
Assets aquired:
Cash and due from banks	$53,257	$—		$53,257
Mortgage loans held for sale	3,071	—		3,071
Available for sale debt securities	396,157	(295)	a	395,862
Federal Home Loan Bank stock, at cost	7,072	—		7,072
Loans	755,932	(757)	b	755,175
Allowance for credits losses on loans	(9,491)	2,734	c	(6,757)
Net loans	746,441	1,977		748,418
Premises and equipment, net	27,401	(6,361)	d	21,040
Bank owned life insurance	18,909	—		18,909
Accrued interest receivable	4,939	—		4,939
Goodwill	14,001	(14,001)	e	—
Core deposit intangible	—	3,404	f	3,404
Other real estate owned	674	(123)	g	551
Mortgage servicing rights	1,628	34	h	1,662
Deferred income taxes, net	1,856	715	i	2,571
Other assets	6,421	(1,866)	j	4,555
Total assets acquired	$1,281,827	$(16,516)		$1,265,311

Liabilities assumed:
Deposits:
Non-interest bearing	$359,544	$—		$359,544
Interest bearing	678,528	1,146	k	679,674
Total deposits	1,038,072	1,146		1,039,218

Securities sold under agreements to repurchase	11,360	—		11,360
Federal Home Loan Bank advances	88,581	2,490	l	91,071
Accrued interest payable	505	—		505
Other liabilities	16,231	(2,004)	m	14,227
Total liabilities assumed	1,154,749	1,632		1,156,381
Net assets acquired	$127,078	$(18,148)		$108,930

Consideration for common stock				$204,670
Cash consideration paid				28,276
Total consideration				$232,946

Goodwill				$124,016

(1)	See the following page for explanations or individual fair value adjustments.

Explanation of fair value adjustments

a.	Adjustment based on Bancorp’s evaluation of the acquired investment portfolio. Approximately $91 million in AFS debt securities were sold by Bancorp shortly after acquisition.

b.	Adjustments to loans to reflect estimated fair value adjustments, including the following:

(in thousands)

Fair value adjustment - acquired non PCD loans	$228
Fair value adjustment - acquired PCD loans	(735)
Eliminate unrecognized loan fees on acquired loans and fair value hedge	(250)
Net loan fair value adjustments	$(757)

c.	The net adjustment to allowance for credit losses includes the following:

(in thousands)

Reversal of historical KB allowance for credit losses on loans	$9,491
Estimate of lifetime credit losses for PCD loans	(6,757)
Net change in allowance for credit losses	$2,734

d.	Adjustment to premises and equipment to reflect the estimated fair value of acquired premises and equipment and right of use assets.

e.	Elimination of the historical KB goodwill of $14.0 million at the closing date.

f.	Calculation of core deposit intangible related to the acquisition.

g.	Adjustment to reflect the estimated fair value of other real estate owned.

h.	Adjustment to reflect the estimated fair value of mortgage servicing rights.

i.	Adjustment to net deferred tax assets associated with the effects of the purchase accounting adjustments.

j.	Adjustment to other assets to reflect the estimated fair value of prepaid and other assets.

k.	Adjustment to deposits to reflect the estimated fair value of time deposits in interest rates, which was based primarily on an analysis of current market interest rates and maturity dates.

l.

Adjustment to reflect the estimated fair value of Federal Home Loan Bank advances for differences in interest rates, which was based primarily on an analysis of current market interest rates and maturity dates. All KB FHLB advances were paid off immediately upon acquisition.

m.	Adjustment to other liabilities to establish the reserve for unfunded loan commitments under CECL and various accrual adjustments.

Goodwill of approximately $124 million, which is the excess of the acquisition consideration over the fair value of net assets acquired, is expected to be recorded in the KB acquisition and is the result of expected operational synergies and other factors. This goodwill is all attributable to the Company’s Commercial Banking segment and is not expected to be deductible for tax purposes. To the extent that management revises any of the above fair value adjustments as a result of its continuing evaluation, the amount of goodwill recorded in the KB acquisition will change.

Net income, excluding all purchase accounting adjustments, attributed to KB totaled $2.1 million for the three and six months ended June 30, 2021.

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company, including the effects of the purchase accounting adjustments and acquisition expenses, had the KB acquisition taken place at the beginning of the period:

(in thousands)	Three months ended June 30, 2021	Three months ended June 30, 2020

Net interest income	$47,465	$42,664
Provision for loan losses (1)	(3,167)	7,525
Non-interest income	18,078	16,621
Non-interest expense (2)	37,257	32,903
Income before taxes	31,453	18,857
Income tax expense	6,026	2,518
Net income	$25,427	$16,339

Earnings per share
Basic	$0.95	$0.62
Diluted	0.94	0.62

Basic weighted average shares outstanding	26,687	26,363
Diluted weighted average shares outstanding	26,926	26,542

(in thousands)	Six months ended June 30, 2021	Six months ended June 30, 2020

Net interest income	$94,043	$84,156
Provision for loan losses (1)	(4,542)	15,075
Non-interest income	36,090	32,719
Non-interest expense (2)	71,803	65,864
Income before taxes	62,872	35,936
Income tax expense	11,979	4,716
Net income	$50,893	$31,220

Earnings per share
Basic	$1.91	$1.19
Diluted	1.89	1.18

Basic weighted average shares outstanding	26,670	26,341
Diluted weighted average shares outstanding	26,911	26,540

(1) - Excludes $7.4 million in merger related credit loss expense for the three and six months ended June 30, 2021, respectively.
(2) - Excludes $18.1 million and $18.5 million in pre-tax merger expenses for the three and six months ended June 30, 2021, respectively.

(3)	Available for Sale Debt Securities

All of Bancorp’s debt securities are classified as AFS. Amortized cost, unrealized gains and losses and fair value of securities follow:

(in thousands)	Amortized	Unrealized
June 30, 2021	cost	Gains	Losses	Fair value

U.S. Treasury and other U.S. Government obligations	$9,078	$-	$(1)	$9,077
Government sponsored enterprise obligations	150,833	4,271	(124)	154,980
Mortgage backed securities - government agencies	788,048	4,781	(6,118)	786,711
Obligations of states and political subdivisions	54,906	355	(128)	55,133
Other	1,006	1	-	1,007

Total available for sale debt securities	$1,003,871	$9,408	$(6,371)	$1,006,908

December 31, 2020

Government sponsored enterprise obligations	$133,436	$5,003	$(361)	$138,078
Mortgage backed securities - government agencies	430,198	7,555	(168)	437,585
Obligations of states and political subdivisions	11,088	227	—	11,315

Total available for sale debt securities	$574,722	$12,785	$(529)	$586,978

At June 30, 2021 and December 31, 2020, there were no holdings of debt securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

Accrued interest on AFS debt securities totaled $2.5 million and $1.6 million at June 30, 2021 and December 31, 2020, respectively, and was included in the consolidated balance sheets.

AFS debt securities totaling $396 million were acquired as a result of the KB acquisition. Shortly after acquisition, 86 securities with a total fair value of $91 million in the acquired AFS debt securities portfolio were sold, resulting in a loss on the sale $295,000, which was recorded a as fair value adjustment through goodwill.

A summary of AFS debt securities by contractual maturity as of June 30, 2021 follows:

(in thousands)	Amortized cost	Fair value

Due within one year	$35,028	$35,160
Due after one year but within five years	21,347	21,535
Due after five years but within 10 years	29,630	29,745
Due after 10 years	129,818	133,757
Mortgage backed securities - government agencies	788,048	786,711
Total available for sale debt securities	$1,003,871	$1,006,908

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

Securities with a carrying value of $676 million and $505 million were pledged at June 30, 2021 and December 31, 2020, respectively, to secure accounts of commercial depositors in cash management accounts, public deposits and uninsured cash balances for WM&T accounts. The large increase over the first six months of 2021 was driven by collateralized accounts added through the KB acquisition.

Securities with unrealized losses at June 30, 2021 and December 31, 2020, aggregated by investment category and length of time securities have been in a continuous unrealized loss position follows:

	Less than 12 months		12 months or more		Total

(in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2021	value	losses	value	losses	value	losses

U.S. Treasury and other U.S. Government obligations	$9,077	$(1)	$-	$-	$9,077	$(1)

Government sponsored enterprise obligations	26,808	(111)	459	(13)	27,267	(124)

Mortgage-backed securities - government agencies	504,709	(6,085)	1,946	(33)	506,655	(6,118)

Obligations of states and political subdivisions	19,345	(128)	—	—	19,345	(128)

Total	$559,939	$(6,325)	$2,405	$(46)	$562,344	$(6,371)

December 31, 2020
Government sponsored enterprise obligations	$10,404	$(112)	$24,398	$(249)	$34,802	$(361)

Mortgage-backed securities - government agencies	68,033	(167)	921	(1)	68,954	(168)

Total	$78,437	$(279)	$25,319	$(250)	$103,756	$(529)

Applicable dates for determining when securities are in an unrealized loss position are June 30, 2021 and December 31, 2020. As such, it is possible that a security had a market value lower than its amortized cost on other days during the past 12 months, but is not in the “Less than 12 months” category above.

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

In evaluating AFS debt securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, Bancorp considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition, among other factors. Unrealized losses on Bancorp’s investment securities portfolio have not been recognized as an expense because the securities are of high credit quality, and the decline in fair values is attributable to changes in the prevailing interest rate environment since the purchase date. Fair value is expected to recover as securities reach maturity and/or the interest rate environment returns to conditions similar to when these securities were purchased. These investments consisted of 144 and 14 separate investment positions as of June 30, 2021 and December 31, 2020, respectively. There were no credit related factors underlying unrealized losses on AFS debt securities at June 30, 2021 and December 31, 2020.

(4)	Loans and Allowance for Credit Losses on Loans

Composition of loans by class follows:

(in thousands)	June 30, 2021	December 31, 2020

Commercial real estate - non-owner occupied	$1,170,461	$833,470
Commercial real estate - owner occupied	604,120	508,672
Total commercial real estate	1,774,581	1,342,142

Commercial and industrial - term	544,316	525,776
Commercial and industrial - term - PPP	377,021	550,186
Commercial and industrial - lines of credit	327,990	276,646
Total commercial and industrial	1,249,327	1,352,608

Residential real estate - owner occupied	377,783	239,191
Residential real estate - non-owner occupied	273,782	140,930
Total residential real estate	651,565	380,121

Construction and land development	281,149	291,764
Home equity lines of credit	142,468	95,366
Consumer	78,171	44,606
Leases	14,171	14,786
Credits cards	14,960	10,203
Total loans (1)	$4,206,392	$3,531,596

(1) Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs.

Loans totaling $755 million were acquired as a result of the KB acquisition.

Accrued interest on loans, which is excluded from the amortized cost of loans, totaled $13 million and $12 million at June 30, 2021 and December 31, 2020, respectively, and was included in the consolidated balance sheets.

Loans with carrying amounts of $2.5 billion and $2.0 billion were pledged to secure FHLB borrowing capacity at June 30, 2021 and December 31, 2020, respectively.

Loans to directors and their related interests, including loans to companies for which directors are principal owners and executive officers, totaled $50 million and $43 million as of June 30, 2021 and December 31, 2020, respectively.

PCD Loans

In connection with the acquisition of KB, Bancorp acquired loans both with and without evidence of credit quality deterioration since origination. Acquired loans are recorded at their fair value at the time of acquisition with no carryover from the acquired institution’s previously recorded allowance for loan and lease losses. Acquired loans are accounted for under ASC 362, Financial Instruments – Credit Losses.

The fair value of acquired loans recorded at the time of acquisition is based upon several factors, including the timing and payment of expected cash flows, as adjusted for estimated credit losses and prepayments, and then discounting these cash flows using comparable market rates. The resulting fair value adjustment is recorded in the form of a premium or discount to the unpaid principal balance of the respective loans. As it relates to acquired loans that, as of the date of acquisition, have experienced a more-than-insignificant deterioration in credit quality since origination (“PCD”), the net premium or net discount is adjusted to reflect Bancorp’s allowance for credit losses recorded for PCD loans at the time of acquisition, and the remaining fair value adjustment is accreted or amortized into interest income over the remaining life of the respective loans. As it relates to loans not classified as PCD (“non-PCD”) loans, the credit loss and yield components of their fair value adjustment are aggregated, and the resulting net premium or net discount is accreted or amortized into interest income over the remaining life of the respective loans. Bancorp records an ACL for non-PCD loans at the time of acquisition through provision expense, and therefore, no further adjustments are made to the net premium or net discount for non-PCD loans.

Bancorp purchased loans through the acquisition of KB for which there was, at the time of acquisition, more-than-insignificant deterioration of credit quality since origination. The carrying amount of loans acquired and classified as PCD was as follows at June 30, 2021:

(in thousands)	June 1, 2021

Purchase price of PCD loans at acquisition	$32,765
Allowance for credit losses at acquisition	(6,757)
Non-credit discount (premium) at acquisition	(735)
Fair value of PCD loans at acquisition	$25,273

Allowance for Credit Losses on Loans

The table below reflects activity in the ACL related to loans:

(in thousands) Three Months Ended June 30, 2021	Beginning Balance	Initial Allowance on PCD Loans	Provision for Credit Losses on Loans	Charge-offs	Recoveries	Ending Balance

Commercial real estate - non-owner occupied	$20,062	$1,491	$1,255	$(3,065)	$4	$19,747
Commercial real estate - owner occupied	7,065	2,112	(184)	-	555	9,548
Total commercial real estate	27,127	3,603	1,071	(3,065)	559	29,295

Commercial and industrial - term (1)	8,469	1,022	355	(114)	16	9,748
Commercial and industrial - lines of credit	2,983	1,755	502	-	-	5,240
Total commercial and industrial	11,452	2,777	857	(114)	16	14,988

Residential real estate - owner occupied	3,292	142	953	(40)	3	4,350
Residential real estate - non-owner occupied	1,709	88	1,624	-	1	3,422
Total residential real estate	5,001	230	2,577	(40)	4	7,772

Construction and land development	5,527	-	(337)	-	3	5,193
Home equity lines of credit	843	147	239	-	1	1,230
Consumer	395	-	285	(223)	115	572
Leases	235	-	(3)	-	-	232
Credit cards	134	-	8	-	-	142
Total	$50,714	$6,757	$4,697	$(3,442)	$698	$59,424

(in thousands) Six Months Ended June 30, 2021	Beginning Balance	Initial Allowance on PCD Loans	Provision for Credit Losses	Charge-offs	Recoveries	Ending Balance

Commercial real estate - non-owner occupied	$19,396	$1,491	$1,890	$(3,065)	$35	$19,747
Commercial real estate - owner occupied	6,983	2,112	(102)	-	555	9,548
Total commercial real estate	26,379	3,603	1,788	(3,065)	590	29,295

Commercial and industrial - term (1)	8,970	1,022	(97)	(169)	22	9,748
Commercial and industrial - lines of credit	3,614	1,755	(129)	-	-	5,240
Total commercial and industrial	12,584	2,777	(226)	(169)	22	14,988

Residential real estate - owner occupied	3,389	142	859	(43)	3	4,350
Residential real estate - non-owner occupied	1,818	88	1,514	-	2	3,422
Total residential real estate	5,207	230	2,373	(43)	5	7,772

Construction and land development	6,119	-	(929)	-	3	5,193
Home equity lines of credit	895	147	187	-	1	1,230
Consumer	340	-	326	(287)	193	572
Leases	261	-	(29)	-	-	232
Credit cards	135	-	7	-	-	142
Total	$51,920	$6,757	$3,497	$(3,564)	$814	$59,424

(1)	The allowance allocated for the commercial & industrial –term segment includes $813,000 related to PCD PPP loans.

(in thousands) Three Months Ended June 30, 2020	Beginning Balance	Impact of Adopting ASC 326	Initial ACL on Loans Purchased with Credit Deterioration	Provision for Credit Losses on Loans	Charge-offs	Recoveries	Ending Balance

Commercial real estate - non-owner occupied	$13,435	$-	$-	$5,403	$-	$1	$18,839
Commercial real estate - owner occupied	6,509	-	-	197	-	-	6,706
Total commercial real estate	19,944	-	-	5,600	-	1	25,545

Commercial and industrial - term	7,990	-	-	(651)	-	-	7,339
Commercial and industrial - lines of credit	3,866	-	-	(624)	-	-	3,242
Total commercial and industrial	11,856	-	-	(1,275)	-	-	10,581

Residential real estate - owner occupied	2,702	-	-	162	(18)	2	2,848
Residential real estate - non-owner occupied	1,419	-	-	175	-	-	1,594
Total residential real estate	4,121	-	-	337	(18)	2	4,442

Construction and land development	5,185	-	-	423	-	-	5,608
Home equity lines of credit	623	-	-	209	-	-	832
Consumer	198	-	-	134	(80)	110	362
Leases	159	-	-	64	-	-	223
Credit cards	57	-	-	58	-	-	115
Total	$42,143	$-	$-	$5,550	$(98)	$113	$47,708

(in thousands) Six Months Ended June 30, 2020	Beginning Balance	Impact of Adopting ASC 326	Initial ACL on Loans Purchased with Credit Deterioration	Provision for Credit Losses	Charge-offs	Recoveries	Ending Balance

Commercial real estate - non-owner occupied	$5,235	$2,946	$152	$10,503	$-	$3	$18,839
Commercial real estate - owner occupied	3,327	1,542	1,350	487	-	-	6,706
Total commercial real estate	8,562	4,488	1,502	10,990	-	3	25,545

Commercial and industrial - term	6,782	365	-	185	-	7	7,339
Commercial and industrial - lines of credit	5,657	(1,528)	-	(887)	-	-	3,242
Total commercial and industrial	12,439	(1,163)	-	(702)	-	7	10,581

Residential real estate - owner occupied	1,527	1,087	99	151	(18)	2	2,848
Residential real estate - non-owner occupied	947	429	-	218	-	-	1,594
Total residential real estate	2,474	1,516	99	369	(18)	2	4,442

Construction and land development	2,105	3,056	-	447	-	-	5,608
Home equity lines of credit	728	114	-	(10)	-	-	832
Consumer	100	264	34	(3)	(254)	221	362
Leases	237	(4)	-	(10)	-	-	223
Credit cards	146	(50)	-	19	-	-	115
Total	$26,791	$8,221	$1,635	$11,100	$(272)	$233	$47,708

The following table presents the amortized cost basis of non-performing loans and the amortized cost basis of loans on non-accrual status for which there was no related ACL losses:

	Non-accrual Loans			Past Due 90-Days-
(in thousands)	With No	Total	Troubled Debt	or-More and Still
June 30, 2021	Recorded ACL	Non-accrual	Restructurings	Accruing Interest

Commercial real estate - non-owner occupied	$6,634	$9,100	$—	$77
Commercial real estate - owner occupied	155	696	—	888
Total commercial real estate	6,789	9,796	—	965

Commercial and industrial - term	94	900	14	—
Commercial and industrial - lines of credit	—	—	—	20
Total commercial and industrial	94	900	14	20

Residential real estate - owner occupied	—	1,591	—	19
Residential real estate - non-owner occupied	—	154	—	—
Total residential real estate	—	1,745	—	19

Construction and land development	—	—	—	—
Home equity lines of credit	—	366	—	46
Consumer	—	7	—	—
Leases	—	—	—	—
Credit cards	—	—	—	—
Total	$6,883	$12,814	$14	$1,050

	Non-accrual Loans			Past Due 90-Days-
(in thousands)	With No	Total	Troubled Debt	or-More and Still
December 31, 2020	Recorded ACL	Non-accrual	Restructurings	Accruing Interest

Commercial real estate - non-owner occupied	$186	$10,278	$—	$—
Commercial real estate - owner occupied	1,048	1,403	—	156
Total commercial real estate	1,234	11,681	—	156

Commercial and industrial - term	6	6	16	—
Commercial and industrial - lines of credit	88	88	—	—
Total commercial and industrial	94	94	16	—

Residential real estate - owner occupied	413	413	—	178
Residential real estate - non-owner occupied	101	101	—	301
Total residential real estate	514	514	—	479

Construction and land development	—	—	—	—
Home equity lines of credit	221	221	—	14
Consumer	4	4	—	—
Leases	—	—	—	—
Credit cards	—	—	—	—
Total	$2,067	$12,514	$16	$649

For the three and six month periods ended June 30, 2021 and 2020, the amount of accrued interest income previously recorded as revenue and subsequently reversed due to the change in accrual status was immaterial.

For the three and six month periods ended June 30, 2021 and 2020, no interest income was recognized on loans on non-accrual status.

The following table presents the amortized cost basis and ACL allocated for collateral dependent loans, which are individually evaluated to determine expected credit losses:

(in thousands) June 30, 2021	Real Estate	Accounts Receivable / Equipment	Other	Total	ACL Allocation

Commercial real estate - non-owner occupied	$9,600	$-	$-	$9,600	$1,449
Commercial real estate - owner occupied	6,115	-	-	6,115	2,100
Total commercial real estate	15,715	-	-	15,715	3,549

Commercial and industrial - term	14	1,010	58	1,082	399
Commercial and industrial - lines of credit	-	-	-	-	-
Total commercial and industrial	14	1,010	58	1,082	399

Residential real estate - owner occupied	1,804	-	-	1,804	116
Residential real estate - non-owner occupied	154	-	-	154	-
Total residential real estate	1,958	-	-	1,958	116

Construction and land development	-	-	-	-	-
Home equity lines of credit	366	-	-	366	100
Consumer	7	-	-	7	-
Leases	-	-	-	-	-
Credit cards	-	-	-	-	-
Total collateral dependent loans	$18,060	$1,010	$58	$19,128	$4,164

(in thousands) December 31, 2020	Real Estate	Accounts Receivable / Equipment	Other	Total	ACL Allocation

Commercial real estate - non-owner occupied	$10,278	$-	$-	$10,278	$3,037
Commercial real estate - owner occupied	1,403	-	-	1,403	13
Total commercial real estate	11,681	-	-	11,681	3,050

Commercial and industrial - term	16	7	-	23	16
Commercial and industrial - lines of credit	-	88	-	88	-
Total commercial and industrial	16	95	-	111	16

Residential real estate - owner occupied	413	-	-	413	-
Residential real estate - non-owner occupied	101	-	-	101	-
Total residential real estate	514	-	-	514	-

Construction and land development	-	-	-	-	-
Home equity lines of credit	221	-	-	221	-
Consumer	-	-	4	4	-
Leases	-	-	-	-	-
Credit cards	-	-	-	-	-
Total collateral dependent loans	$12,432	$95	$3	$12,531	$3,066

There have been no significant changes to the types of collateral securing Bancorp’s collateral dependent loans.

The following tables present the aging of contractually past due loans by portfolio class:

(in thousands)		30-59 days	60-89 days	90 or more	Total	Total
June 30, 2021*	Current	Past Due	Past Due	Days Past Due	Past Due	Loans

Commercial real estate - non-owner occupied	$1,159,299	$3,555	$6,835	$772	$11,162	$1,170,461
Commercial real estate - owner occupied	601,961	607	—	1,552	2,159	604,120
Total commercial real estate	1,761,260	4,162	6,835	2,324	13,321	1,774,581

Commercial and industrial - term	543,413	35	14	854	903	544,316
Commercial and industrial - term - PPP	377,021	—	—	—	—	377,021
Commercial and industrial - lines of credit	327,747	223	—	20	243	327,990
Total commercial and industrial	1,248,181	258	14	874	1,146	1,249,327

Residential real estate - owner occupied	375,468	1,762	19	534	2,315	377,783
Residential real estate - non-owner occupied	273,397	108	177	100	385	273,782
Total residential real estate	648,865	1,870	196	634	2,700	651,565

Construction and land development	281,149	—	—	—	—	281,149
Home equity lines of credit	141,854	342	172	100	614	142,468
Consumer	78,106	58	—	7	65	78,171
Leases	14,171	—	—	—	—	14,171
Credit cards	14,951	9	—	—	9	14,960
Total	$4,188,537	$6,699	$7,217	$3,939	$17,855	$4,206,392

(in thousands)		30-59 days	60-89 days	90 or more	Total	Total
December 31, 2020*	Current	Past Due	Past Due	Days Past Due	Past Due	Loans

Commercial real estate - non-owner occupied	$822,199	$-	$10,600	$671	$11,271	$833,470
Commercial real estate - owner occupied	507,265	278	—	1,129	1,407	508,672
Total commercial real estate	1,329,464	278	10,600	1,800	12,678	1,342,142

Commercial and industrial - term	523,936	1,404	430	6	1,840	525,776
Commercial and industrial - term - PPP	550,186	—	—	—	—	550,186
Commercial and industrial - lines of credit	276,472	86	—	88	174	276,646
Total commercial and industrial	1,350,594	1,490	430	94	2,014	1,352,608

Residential real estate - owner occupied	237,902	585	247	457	1,289	239,191
Residential real estate - non-owner occupied	140,234	294	—	402	696	140,930
Total residential real estate	378,136	879	247	859	1,985	380,121

Construction and land development	291,764	—	—	—	—	291,764
Home equity lines of credit	95,206	7	139	14	160	95,366
Consumer	44,510	90	4	2	96	44,606
Leases	14,786	—	—	—	—	14,786
Credit cards	10,197	5	—	1	6	10,203
Total	$3,514,657	$2,749	$11,420	$2,770	$16,939	$3,531,596

* - Pursuant to the CARES Act, loan deferrals granted to borrowers experiencing business interruptions related to the pandemic were not classified as TDRs and not included in past due and/or non-performing loan statistics. As of June 30, 2021 and December 31, 2020, outstanding CARES Act loan deferrals of $8 million and $37 million are reflected as current, respectively.

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

Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal of loan constitutes a current period origination. Current period renewals of credit are re-underwritten at the point of renewal and considered current period originations for purposes of the table below. Beginning in 2021, Bancorp has elected not to disclose revolving loans that have converted to term loans, as activity relating to this disclosure, which is included in the tables presented below as of December 31, 2020, is currently immaterial to Bancorp’s loan portfolio and is expected to be in the future. As of June 30, 2021, the risk rating of loans based on year of origination was as follows:

							Revolving
							loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						amortized
June 30, 2021	2021	2020	2019	2018	2017	Prior	cost basis	Total

Commercial real estate -non-owner occupied:
Risk rating
Pass	$173,784	$309,370	$144,543	$114,151	$98,517	$255,973	$18,399	$1,114,737
OAEM	44	-	1,003	-	-	32,934	867	34,848
Substandard	6,643	-	1,750	-	-	2,927	456	11,776
Substandard non-performing	-	6,644	25	-	605	1,799	27	9,100
Doubtful	-	-	-	-	-	-	-	-
Total Commercial real estate non-owner occupied	$180,471	$316,014	$147,321	$114,151	$99,122	$293,633	$19,749	$1,170,461

Commercial real estate - owner occupied:
Risk rating
Pass	$92,187	$197,160	$99,854	$81,249	$46,080	$55,358	$5,705	$577,593
OAEM	1,299	70	6,461	727	1,547	59	-	10,163
Substandard	2,483	5,451	4,656	1,306	667	108	997	15,668
Substandard non-performing	-	-	-	-	-	696	-	696
Doubtful	-	-	-	-	-	-	-	-
Total Commercial real estate owner occupied	$95,969	$202,681	$110,971	$83,282	$48,294	$56,221	$6,702	$604,120

Commercial and industrial - term:
Risk rating
Pass	$110,845	$185,618	$75,276	$80,400	$33,531	$45,040	$-	$530,710
OAEM	71	1,187	2,315	5,453	-	263	-	9,289
Substandard	229	218	2,771	5	118	76	-	3,417
Substandard non-performing	-	-	-	-	35	865	-	900
Doubtful	-	-	-	-	-	-	-	-
Total Commercial and industrial - term	$111,145	$187,023	$80,362	$85,858	$33,684	$46,244	$-	$544,316

Commercial and industrial - PPP
Risk rating
Pass	$254,535	$121,673	$-	$-	$-	$-	$-	$376,208
OAEM	-	-	-	-	-	-	-	-
Substandard	-	813	-	-	-	-	-	813
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Commercial and industrial - PPP	$254,535	$122,486	$-	$-	$-	$-	$-	$377,021

(continued)

(continued)

							Revolving
							loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						amortized
June 30, 2021	2021	2020	2019	2018	2017	Prior	cost basis	Total

Commercial and industrial - lines of credit
Risk rating
Pass	$14,410	$17,983	$11,677	$1,879	$1,970	$257	$271,816	$319,992
OAEM	-	-	-	-	-	-	1,214	1,214
Substandard	-	-	2,088	-	-	-	4,696	6,784
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Commercial and industrial - lines of credit	$14,410	$17,983	$13,765	$1,879	$1,970	$257	$277,726	$327,990

Residential real estate - owner occupied
Risk rating
Pass	$103,210	$113,596	$42,309	$21,773	$19,925	$72,481	$-	$373,294
OAEM	103	-	171	-	84	567	-	925
Substandard	169	-	129	141	112	1,422	-	1,973
Substandard non-performing	-	-	-	-	837	754	-	1,591
Doubtful	-	-	-	-	-	-	-	-
Total Residential real estate - owner occupied	$103,482	$113,596	$42,609	$21,914	$20,958	$75,224	$-	$377,783

Residential real estate - non-owner occupied
Risk rating
Pass	$42,043	$92,346	$52,842	$38,226	$20,296	$24,181	$-	$269,934
OAEM	445	221	2,139	357	52	327	-	3,541
Substandard	-	-	-	-	-	153	-	153
Substandard non-performing	-	-	-	28	-	126	-	154
Doubtful	-	-	-	-	-	-	-	-
Total Residential real estate - non-owner occupied	$42,488	$92,567	$54,981	$38,611	$20,348	$24,787	$-	$273,782

Construction and land development
Risk rating
Pass	$68,305	$110,136	$53,643	$19,562	$14,859	$1,339	$13,056	$280,900
OAEM	-	-	-	-	-	-	249	249
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Construction and land development	$68,305	$110,136	$53,643	$19,562	$14,859	$1,339	$13,305	$281,149

Home equity lines of credit
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$140,790	$140,790
OAEM	-	-	-	-	-	-	223	223
Substandard	-	-	-	-	-	-	1,089	1,089
Substandard non-performing	-	-	-	-	-	-	366	366
Doubtful	-	-	-	-	-	-	-	-
Total Home equity lines of credit	$-	$-	$-	$-	$-	$-	$142,468	$142,468

(continued)

(continued)

							Revolving
							loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						amortized
June 30, 2021	2021	2020	2019	2018	2017	Prior	cost basis	Total

Consumer
Risk rating
Pass*	$20,050	$13,869	$6,594	$1,905	$879	$897	$33,722	$77,916
OAEM	-	-	178	-	-	-	-	178
Substandard	-	4	50	10	4	1	1	70
Substandard non-performing	-	7	-	-	-	-	-	7
Doubtful	-	-	-	-	-	-	-	-
Total Consumer	$20,050	$13,880	$6,822	$1,915	$883	$898	$33,723	$78,171

Leases
Risk rating
Pass	$1,927	$4,203	$1,628	$1,727	$844	$3,811	$-	$14,140
OAEM	-	-	-	-	-	31	-	31
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Leases	$1,927	$4,203	$1,628	$1,727	$844	$3,842	$-	$14,171

Credit cards
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$14,960	$14,960
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Credit cards	$-	$-	$-	$-	$-	$-	$14,960	$14,960

Total loans
Risk rating
Pass	$881,295	$1,165,955	$488,366	$360,872	$236,901	$459,337	$498,448	$4,091,174
OAEM	1,962	1,478	12,267	6,537	1,683	34,181	2,553	60,661
Substandard	9,524	6,486	11,444	1,462	901	4,687	7,239	41,743
Substandard non-performing	-	6,651	25	28	1,477	4,240	393	12,814
Doubtful	-	-	-	-	-	-	-	-
Total Loans	$892,781	$1,180,570	$512,102	$368,899	$240,962	$502,445	$508,633	$4,206,392

*Revolving loans include $450,000 in overdrawn demand deposit balances.

As of December 31, 2020, the risk rating of loans based on year of origination was as follows:

							Revolving	Revolving
							loans	loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						amortized	converted
December 31, 2020	2020	2019	2018	2017	2016	Prior	cost basis	to term	Total

Commercial real estate - non-owner occupied:
Risk rating
Pass	$303,246	$114,731	$102,147	$105,981	$77,925	$57,221	$12,439	$11,717	$785,407
OAEM	3,867	16,587	-	-	7,707	615	-	-	28,776
Substandard	4,174	1,901	-	-	1,513	991	430	-	9,009
Substandard non-performing	9,644	-	-	609	-	-	-	25	10,278
Doubtful	-	-	-	-	-	-	-	-	-
Total Commercial real estate non-owner occupied	$320,931	$133,219	$102,147	$106,590	$87,145	$58,827	$12,869	$11,742	$833,470

Commercial real estate - owner occupied:
Risk rating
Pass	$183,666	$94,462	$83,592	$47,506	$39,638	$30,533	$7,693	$2,418	$489,508
OAEM	74	6,534	1,575	796	115	-	200	-	9,294
Substandard	1,408	5,360	1,335	247	117	-	-	-	8,467
Substandard non-performing	91	-	15	500	-	471	-	326	1,403
Doubtful	-	-	-	-	-	-	-	-	-
Total Commercial real estate owner occupied	$185,239	$106,356	$86,517	$49,049	$39,870	$31,004	$7,893	$2,744	$508,672

Commercial and industrial -term:
Risk rating
Pass	$215,629	$94,563	$104,871	$42,929	$36,016	$8,412	$-	$7,690	$510,110
OAEM	60	2,969	7,878	-	283	8	-	-	11,198
Substandard	1,229	2,521	-	91	163	74	-	384	4,462
Substandard non-performing	-	-	-	-	-	6	-	-	6
Doubtful	-	-	-	-	-	-	-	-	-
Total Commercial and industrial - term	$216,918	$100,053	$112,749	$43,020	$36,462	$8,500	$-	$8,074	$525,776

Commercial and industrial - PPP
Risk rating
Pass	$550,186	$-	$-	$-	$-	$-	$-	$-	$550,186
OAEM	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total Commercial and industrial - PPP	$550,186	$-	$-	$-	$-	$-	$-	$-	$550,186

(continued)

(continued)

							Revolving	Revolving
							loans	loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						amortized	converted
December 31, 2020	2020	2019	2018	2017	2016	Prior	cost basis	to term	Total

Commercial and industrial - lines of credit
Risk rating
Pass	$26,351	$14,405	$2,229	$1,990	$290	$85	$223,172	$-	$268,522
OAEM	-	2,222	-	-	-	-	1,596	-	3,818
Substandard	-	-	-	-	-	-	4,218	-	4,218
Substandard non-performing	-	-	-	-	-	-	88	-	88
Doubtful	-	-	-	-	-	-	-	-	-
Total Commercial and industrial - lines of credit	$26,351	$16,627	$2,229	$1,990	$290	$85	$229,074	$-	$276,646

Residential real estate - owner occupied
Risk rating
Pass	$94,023	$34,631	$23,748	$19,567	$27,791	$37,362	$-	$1,528	$238,650
OAEM	-	-	-	-	-	-	-	-	-
Substandard	13	-	-	115	-	-	-	-	128
Substandard non-performing	49	58	-	100	38	73	-	95	413
Doubtful	-	-	-	-	-	-	-	-	-
Total Residential real estate - owner occupied	$94,085	$34,689	$23,748	$19,782	$27,829	$37,435	$-	$1,623	$239,191

Residential real estate - non-owner occupied
Risk rating
Pass	$63,537	$22,422	$25,466	$10,587	$9,609	$6,451	$-	$788	$138,860
OAEM	137	1,600	140	-	-	92	-	-	1,969
Substandard	-	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	29	-	-	72	-	-	101
Doubtful	-	-	-	-	-	-	-	-	-
Total Residential real estate - non-owner occupied	$63,674	$24,022	$25,635	$10,587	$9,609	$6,615	$-	$788	$140,930

Construction and land development
Risk rating
Pass	$139,611	$94,066	$32,539	$15,384	$1,175	$553	$6,304	$1,883	$291,515
OAEM	-	-	-	-	-	-	249	-	249
Substandard	-	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total Construction and land development	$139,611	$94,066	$32,539	$15,384	$1,175	$553	$6,553	$1,883	$291,764

Home equity lines of credit
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$95,145	$-	$95,145
OAEM	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	221	-	221
Doubtful	-	-	-	-	-	-	-	-	-
Total Home equity lines of credit	$-	$-	$-	$-	$-	$-	$95,366	$-	$95,366

(continued)

(continued)

							Revolving	Revolving
							loans	loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						amortized	converted
December 31, 2020	2020	2019	2018	2017	2016	Prior	cost basis	to term	Total

Consumer
Risk rating
Pass*	$10,334	$2,897	$1,687	$243	$420	$466	$28,363	$192	$44,602
OAEM	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	2	-	2	-	4
Doubtful	-	-	-	-	-	-	-	-	-
Total Consumer	$10,334	$2,897	$1,687	$243	$422	$466	$28,365	$192	$44,606

Leases
Risk rating
Pass	$4,674	$1,875	$2,144	$1,300	$2,550	$2,168	$-	$-	$14,711
OAEM	-	-	-	-	69	-	-	-	69
Substandard	-	-	6	-	-	-	-	-	6
Substandard non-performing	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total Leases	$4,674	$1,875	$2,150	$1,300	$2,619	$2,168	$-	$-	$14,786

Credit cards
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$10,203	$-	$10,203
OAEM	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total Credit cards	$-	$-	$-	$-	$-	$-	$10,203	$-	$10,203

Total loans
Risk rating
Pass	$1,591,257	$474,052	$378,423	$245,487	$195,414	$143,251	$383,319	$26,216	$3,437,419
OAEM	4,138	29,912	9,593	796	8,174	715	2,045	-	55,373
Substandard	6,824	9,782	1,341	453	1,793	1,065	4,648	384	26,290
Substandard non-performing	9,784	58	44	1,209	40	622	311	446	12,514
Doubtful	-	-	-	-	-	-	-	-	-
Total Loans	$1,612,003	$513,804	$389,401	$247,945	$205,421	$145,653	$390,323	$27,046	$3,531,596

* - Revolving loans include $536,000 in overdrawn demand deposit balances.

Bancorp considers the performance of the loan portfolio and its impact on the ACL. For certain loan classes, such as credit cards, credit quality is evaluated based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in commercial credit cards based on payment activity:

	June 30,	December 31,
(in thousands)	2021	2020

Credit cards
Performing	$14,960	$10,203
Non-performing	—	—
Total credit cards	$14,960	$10,203

In accordance with Section 4013 of the CARES Act and in response to requests from borrowers who experienced business or personal cash flow interruptions related to the pandemic, Bancorp extended payment deferrals for those affected borrowers. Depending on the demonstrated need of the customer, Bancorp deferred either the full loan payment or the principal-only portion of respective loan payments, typically for 90 or 180 days, for some borrowers directly impacted by the pandemic. Pursuant to the CARES Act, these loan deferrals were not classified as TDRs and not included in past due and/or non-performing loan statistics. As of June 30, 2021, outstanding loan deferrals totaled $8 million, representing 0.21% of the total loan portfolio (excluding PPP loans) compared to $37 million, or 1.24% of the total loan portfolio (excluding PPP loans) at December 31, 2020.

Troubled Debt Restructurings

Detail of outstanding TDRs included in total non-performing loans follows:

	June 30, 2021			December 31, 2020
		Specific	Additional		Specific	Additional
		reserve	commitment		reserve	commitment
(in thousands)	Balance	allocation	to lend	Balance	allocation	to lend

Commercial and industrial - term	$14	$14	$—	$16	$16	$—
Residential real estate	—	—	—	—	—	—
Total TDRs	$14	$14	$—	$16	$16	$—

During the three and six month periods ended June 30, 2021 and 2020, there were no loans modified as TDRs and there were no payment defaults of existing TDRs within 12 months following the modification. Default is determined at 90 or more days past due, charge-off, or foreclosure.

At both June 30, 2021 and December 31, 2020, Bancorp had $147,000, respectively, in residential real estate loans for which formal foreclosure proceedings were in process.

(5)	Goodwill and Core Deposit Intangibles

As of June 30, 2021, goodwill represents $124 million related to the KB acquisition, $11.8 million related to the 2019 KSB acquisition and $682,000 related to the 1996 purchase of a bank in southern Indiana. The acquisition of TBOC in 2013 generated a bargain purchase gain. As permitted under GAAP, management has up to 12 months following the date of acquisition to finalize the fair values of the acquired assets and assumed liabilities related to the KB acquisition. During this measurement period, Bancorp may record subsequent adjustments to goodwill for provisional amounts recorded at the acquisition date.

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

Changes in the carrying value of goodwill follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Balance at beginning of period	$12,513	$12,513	$12,513	$12,513
Goodwill acquired	124,016	—	124,016	—
Recast adjustments	—	—	—	—
Impairment	—	—	—	—
Balance at end of period	$136,529	$12,513	$136,529	$12,513

Bancorp recorded CDI assets of $3.4 million, $1.5 million and $2.5 million in association with the acquisition of KB in 2021, KSB in 2019 and TBOC in 2013, respectively.

Changes in the net carrying amount of CDIs follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Balance at beginning of period	$1,885	$2,203	$1,962	$2,285
Core deposit intangible acquired	3,404	—	3,404	—
Amortization	(127)	(81)	(204)	(163)
Balance at end of period	$5,162	$2,122	$5,162	$2,122

(6)	Other Assets

A summary of the major components of other assets follows:

	June 30,	December 31,
(in thousands)	2021	2020

Cash surrender value of life insurance other than BOLI	$19,770	$18,426
Net deferred tax asset	25,275	22,320
Investments in tax credit related ventures	11,515	9,552
Swap assets	5,668	8,374
Prepaid assets	3,515	2,935
Trust fees receivable	2,556	2,192
Mortgage servicing rights	4,657	2,710
Other real estate owned	648	281
Other	13,386	4,575
Total other assets	$86,990	$71,365

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

The estimated fair value of MSRs at June 30, 2021 and December 31, 2020 were $4.7 million and $3.1 million, respectively. MSRs with an estimated fair value of $1.7 million were acquired in the KB acquisition. There was no valuation allowance recorded for MSRs as of June 30, 2021 and December 31, 2020, as fair value exceeded carrying value.

Changes in the net carrying amount of MSRs follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Balance at beginning of period	$2,865	$1,446	$2,710	$1,372
MSRs acquired	1,662	—	1,662	—
Additions for mortgage loans sold	304	511	711	641
Amortization	(174)	(69)	(426)	(125)
Impairment	—	—	—	—

Balance at end of period	$4,657	$1,888	$4,657	$1,888

Total outstanding principal balances of loans serviced for others were $674 million and $428 million at June 30, 2021 and December 31, 2020, respectively. Loans serviced for others acquired as part of the KB acquisition totaled $233 million as of June 30, 2021.

(7)	Income Taxes

Components of income tax expense (benefit) from operations follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Current income tax expense:
Federal	$(21)	$4,363	$3,472	$6,205
State	24	209	546	340
Total current income tax expense	3	4,572	4,018	6,545

Deferred income tax expense (benefit):
Federal	679	(1,798)	1,516	(1,146)
State	182	(427)	791	(803)
Total deferred income tax expense (benefit)	861	(2,225)	2,307	(1,949)
Change in valuation allowance	-	1	-	2
Total income tax expense	$864	$2,348	$6,325	$4,598

An analysis of the difference between the statutory and ETRs from operations follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	3.2	(1.1)	3.1	(1.1)
Excess tax benefit from stock-based compensation arrangements	(2.9)	(0.4)	(3.2)	-
Change in cash surrender value of life insurance	(4.4)	(2.0)	(1.1)	(0.4)
Tax credits	(1.2)	(5.9)	(0.6)	(5.9)
Tax exempt interest income	(1.3)	(0.2)	(0.3)	(0.3)
Non-deductible merger expenses	4.2	-	0.9	-
Insurance captive	(0.4)	-	(0.1)	-
Other, net	(1.1)	3.5	(0.7)	1.4
Effective tax rate	17.1%	14.9%	19.0%	14.7%

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

GAAP provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns. If recognized, tax benefits would reduce tax expense and accordingly, increase net income. The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current year tax positions, expiration of open income tax returns due to statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examination, litigation and legislative activity and addition or elimination of uncertain tax positions. As of June 30, 2021 and December 31, 2020, the gross amount of unrecognized tax benefits was immaterial to Bancorp’s consolidated financial statements. Federal and state income tax returns are subject to examination for the years after 2016.

(8)	Deposits

The composition of deposits follows:

(in thousands)	June 30, 2021	December 31, 2020

Non-interest bearing demand deposits	$1,743,953	$1,187,057
Interest bearing deposits:
Interest bearing demand	1,667,562	1,355,985
Savings	397,874	208,774
Money market	970,590	844,414

Time deposits of $250 thousand or more	91,203	73,065
Other time deposits(1)	388,924	319,339
Total time deposits	480,127	392,404
Total interest bearing deposits	3,516,153	2,801,577
Total deposits	$5,260,106	$3,988,634

(1)	Includes $49 million and $25 million in brokered deposits as of June 30, 2021 and December 31, 2020, respectively.

Deposits totaling $1.0 billion were acquired in relation to the KB acquisition.

(9)	Securities Sold Under Agreements to Repurchase

SSUAR represent a funding source of Bancorp and are primarily used by commercial customers in conjunction with collateralized corporate cash management accounts. Such repurchase agreements are considered financing agreements and mature within one business day from the transaction date. At June 30, 2021 and December 31, 2020, all of these financing arrangements had overnight maturities and were secured by government sponsored enterprise obligations and government agency mortgage-backed securities that were owned and controlled by Bancorp.

Information concerning SSUAR follows:

(dollars in thousands)	June 30, 2021	December 31, 2020
Outstanding balance at end of period	$63,942	$47,979
Weighted average interest rate at end of period	0.06%	0.05%

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2021	2020	2021	2020

Average outstanding balance during the period	$55,673	$41,517	$51,330	$37,465
Average interest rate during the period	0.04%	0.08%	0.04%	0.13%
Maximum outstanding at any month end during the period	$63,942	$42,722	$63,942	$42,722

SSUAR totaling $11 million were acquired in relation to the KB acquisition.

(10)	FHLB Advances

Bancorp had one advance totaling $10 million outstanding as of June 30, 2021, as compared with 37 separate advances totaling $32 million as of December 31, 2020. Interest payments are due monthly with principal due at maturity for the lone advance outstanding at June 30, 2021.

Bancorp chose to pay off all outstanding advances during the second quarter with the exception of the $10 million advance noted above, which is associated with a cash flow-related interest rate swap that matures in December 2021. The advances paid off during the second quarter had an average weighted cost of 2.03% prior to their maturity and an early-termination fee of $474,000 was incurred as a result of the payoffs. Bancorp made this decision due to its excess liquidity driven by the substantial deposit growth it achieved during 2020 and the first half of 2021 combined with the near-term outlook for low interest rates. Bancorp believes it will substantially “earn back” the early termination penalty through lower interest expense over the next two years.

FHLB advances totaling $91 million were acquired in relation to the KB acquisition, all of which were paid off immediately upon acquisition.

The following is a summary of the contractual maturities and average effective rates of outstanding advances:

(dollars in thousands)	As of June 30, 2021		As of December 31, 2020
Maturity		Weighted average		Weighted average
Year	Advance	Fixed Rate	Advance	Fixed Rate
2021	$10,000	0.21	$12,148	0.68
2022	—	—	—	—
2023	—	—	268	1.00
2024	—	—	1,389	2.36
2025	—	—	2,827	2.43
2026	—	—	5,401	1.96
2027	—	—	5,323	1.73
2028	—	—	4,283	2.27

Total	$10,000	0.21%	$31,639	1.52%

FHLB advances are collateralized by certain CRE and residential real estate mortgage loans under blanket mortgage collateral pledge agreements, as well as a portion Bancorp’s PPP loan portfolio and FHLB stock. Bancorp views these advances as an effective lower-costing alternative to brokered deposits to fund loan growth. At June 30, 2021 and December 31, 2020, the amount of available credit from the FHLB totaled $875 million and $804 million, respectively.

Bancorp also had $80 million in FFP lines available from correspondent banks at both June 30, 2021 and December 31, 2020, respectively.

(11)	Commitments and Contingent Liabilities

As of June 30, 2021 and December 31, 2020, Bancorp had various commitments outstanding that arose in the normal course of business which are properly not reflected in the consolidated financial statements. Total off-balance sheet commitments to extend credit follows:

(in thousands)	June 30, 2021	December 31, 2020
Commercial and industrial	$634,241	$555,077
Construction and development	285,376	266,550
Home equity	231,289	175,132
Credit cards	39,200	32,321
Overdrafts	32,817	33,564
Letters of credit	29,032	24,425
Other	99,784	54,385
Future loan commitments	277,009	249,318
Total off balance sheet commitments to extend credit	$1,628,748	$1,390,772

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

At June 30, 2021 and December 31, 2020, Bancorp had accrued $4.8 million and $5.4 million, respectively, in other liabilities for its estimate of credit losses on off balance sheet credit exposures. A net benefit of $825,000 was recorded for the provision for off balance sheet credit exposures for the six months ended June 30, 2021, as compared to net expense of $1.9 million for the same period of 2020. The reduction in the ACL for off balance sheet credit exposures between December 31, 2020 and June 30, 2021 is attributed to nearly all loan segments experiencing a decrease in their reserve loss percentages consistent with generally improving model factors, particularly unemployment forecasts.

Standby letters of credit are conditional commitments issued by Bancorp to guarantee the performance of a customer to a first party beneficiary. Those guarantees are primarily issued to support commercial transactions. Standby letters of credit generally have maturities of one to two years.

Certain commercial customers require confirmation of Bancorp’s letters of credit by other banks since Bancorp does not have a rating by a national rating agency. Terms of the agreements range from one month to a year with certain agreements requiring between one and six months’ notice to cancel. If an event of default on all contracts had occurred at June 30, 2021, Bancorp would have been required to make payments of approximately $2.7 million, or the maximum amount payable under those contracts. No payments have ever been required because of default on these contracts. These agreements are normally secured by collateral acceptable to Bancorp, which limits credit risk associated with the agreements.

On April 9, 2021, a lawsuit was filed by a purported shareholder of Kentucky Bancshares, Inc. (“KBI”) in the Circuit Court of Bourbon County, Kentucky challenging our proposed merger with KBI.  The complaint, captioned Paul Parshall v. Kentucky Bancshares, Inc. et al. (Case No. 21-CI-00109), named as defendants KBI, the KBI board of directors, Stock Yards Bancorp, Inc. and H. Meyer Merger Subsidiary, Inc., a wholly-owned subsidiary of Stock Yards Bancorp (“Merger Sub”).  The complaint alleged, among other things, that the individual defendants breached their fiduciary duties as directors of KBI in connection with their consideration and approval of the proposed merger transaction and caused materially misleading and incomplete information regarding the proposed transaction to be disseminated to the KBI shareholders in violation of their fiduciary duty of disclosure.  The complaint further asserted that KBI, Stock Yards Bancorp and Merger Sub aided and abetted the alleged breaches of fiduciary duty by the directors of KBI in connection with the proposed transaction. The complaint sought, among other relief, preliminary and permanent injunctions to prevent the defendants from proceeding with, consummating or closing the proposed transaction unless and until KBI provided all material information to KBI shareholders to allow them to make a fully informed voting or appraisal decision with respect to the proposed transaction and adopted and implemented a procedure or process to obtain a merger agreement providing the best available terms for the KBI shareholders. Stock Yards Bancorp, KBI and the KBI board of directors believed the claims asserted in the lawsuit were without merit. On April 28, 2021, Stock Yards Bancorp and Merger Sub, with the consent of the other defendants, filed a Notice of Removal with the U.S. District Court for the Eastern District of Kentucky, Central Division, to remove the case from Bourbon Circuit Court to the U.S. District Court (Case No. 5:21-CV-00108-REW) for all further proceedings.  On May 25, 2021, the plaintiff filed a Notice of Voluntary Dismissal with the U.S. District Court notifying the Court and the defendants that he was voluntarily dismissing the claims in this action without prejudice. The Court subsequently entered an order giving effect to the plaintiff’s voluntary dismissal and directing that the matter be struck from the Court’s docket, as dismissed.

On April 30, 2021, a lawsuit was filed by a purported shareholder of KBI in the U.S. District Court for the Southern District of New York challenging our proposed merger with KBI.  The complaint, captioned Alex Ciccotelli v. Kentucky Bancshares, Inc. et al. (Case No. 1:21-CV-03865-LAP), named as defendants KBI, the KBI board of directors, Stock Yards Bancorp and Merger Sub.  The complaint alleged, among other things, that the individual defendants violated Section 14(a) of the Securities Exchange Act of 1934 (the “1934 Act”) and Rule 14a-9 promulgated thereunder by disseminating a proxy statement/prospectus to the shareholders of KBI in connection with the proposed transaction that contained material misstatements and omissions and that KBI was liable as the issuer of those statements.  The complaint further asserted that the individual defendants and Stock Yards Bancorp were liable for the alleged misstatements and omissions in the proxy statement/prospectus by virtue of their actions as controlling persons of KBI within the meaning of Section 20(a) of the 1934 Act.  The complaint sought, among other relief, preliminary and permanent injunctions to prevent the defendants from proceeding with, consummating or closing the proposed transaction, an order directing the individual defendants to disseminate a proxy statement/prospectus that does not contain any material misstatements or omissions and, in the event defendants consummate the proposed transaction, an award of rescissionary damages.  Stock Yards Bancorp, KBI and the KBI board of directors believed the claims asserted in the lawsuit were without merit. On August 2, 2021, the plaintiff voluntarily dismissed the lawsuit.

As of June 30, 2021, in the normal course of business, there were other pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate result of these legal actions and proceedings will not have a material adverse effect on the consolidated financial position or results of operations of Bancorp.

(12)	Assets and Liabilities Measured and Reported at Fair Value

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

Carrying values of assets measured at fair value on a recurring basis follows:

	Fair Value Measurements Using:			Total
June 30, 2021 (in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Available for sale debt securities:
U.S. Treasury and other U.S. Government obligations	$9,077	$—	$—	$9,077
Government sponsored enterprise obligations	—	154,980	—	154,980
Mortgage backed securities - government agencies	—	786,711	—	786,711
Obligations of states and political subdivisions	—	55,133	—	55,133
Other	—	1,007	—	1,007

Total available for sale debt securities	9,077	997,831	—	1,006,908

Interest rate swaps	—	5,668	—	5,668

Total assets	$9,077	$1,003,499	$—	$1,012,576

Liabilities:
Interest rate swaps	$—	$5,760	$—	$5,760

	Fair Value Measurements Using:			Total
December 31, 2020 (in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Available for sale debt securities:
Government sponsored enterprise obligations	$—	$138,078	$—	$138,078
Mortgage backed securities - government agencies	—	437,585	—	437,585
Obligations of states and political subdivisions	—	11,315	—	11,315

Total available for sale debt securities	—	586,978	—	586,978

Interest rate swaps	—	8,374	—	8,374

Total assets	$—	$595,352	$—	$595,352

Liabilities:
Interest rate swaps	$—	$8,391	$—	$8,391

There were no transfers into or out of Level 3 of the fair value hierarchy during 2021 or 2020.

Discussion of assets measured at fair value on a non-recurring basis follows:

MSRs – On at least a quarterly basis, MSRs are evaluated for impairment based upon the fair value of the MSRs as compared to carrying amount. Fair value is based on a valuation model that calculates the present value of estimated net servicing income. The model incorporates assumptions that market participants would use in estimating future net servicing income. These measurements are classified as Level 3. At June 30, 2021 and December 31, 2020, there was no valuation allowance for MSRs, as the fair value exceeded the cost. Accordingly, the MSRs are not included in the following tabular disclosure for June 30, 2021 and December 31, 2020.

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

OREO – OREO is primarily comprised of real estate acquired in partial or full satisfaction of loans. OREO is recorded at its estimated fair value less estimated selling and closing costs at the date of transfer, with any excess of the related loan balance over the fair value less expected selling costs charged to the ACL. Subsequent changes in fair value are reported as adjustments to the carrying amount and are recorded against earnings. Bancorp obtains the valuation of OREO with material balances from third party appraisers. For this asset class, the actual valuation methods (income, sales comparable, or cost) vary based on the status of the project or property. The unobservable inputs may vary depending on the individual assets with no one of the three methods being the predominant approach. Bancorp reviews the appraisal for appropriateness and adjusts the value downward to consider selling and closing costs, which typically range from 8% to 10% of the appraised value.

Carrying values of assets measured at fair value on a non-recurring basis follows:

					Losses recorded
					Three months	Six months
	Fair Value Measurements Using:			Total	ended	ended
June 30, 2021 (in thousands)	Level 1	Level 2	Level 3	Fair Value	June 30, 2021	June 30, 2021

Collateral dependent loans	$—	$—	$12,416	$12,416	$—	$—
Other real estate owned	—	—	648	648	—	—

					Losses recorded
					Three months	Six months
	Fair Value Measurements Using:			Total	ended	ended
December 31, 2020 (in thousands)	Level 1	Level 2	Level 3	Fair Value	June 30, 2020	June 30, 2020

Impaired loans	$—	$—	$7,546	$7,546	$—	$—
Other real estate owned	—	—	281	281	—	—

There were no liabilities measured at fair value on a non-recurring basis at June 30, 2021 and December 31, 2020.

For Level 3 assets measured at fair value on a non-recurring basis, the significant unobservable inputs used in the fair value measurements are presented below.

	June 30, 2021
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average

Collateral dependent loans	$12,416	Appraisal	Appraisal discounts	27.1%
Other real estate owned	648	Appraisal	Appraisal discounts	40.8

	December 31, 2020
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average

Impaired loans - collateral dependent	$7,546	Appraisal	Appraisal discounts	10.7%
Other real estate owned	281	Appraisal	Appraisal discounts	36.0

(13)	Disclosure of Financial Instruments Not Reported at Fair Value

GAAP requires disclosure of the fair value of financial assets and liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis. The estimated fair values of Bancorp’s financial instruments not measured at fair value on a recurring or non-recurring basis follows:

(in thousands)	Carrying		Fair Value Measurements Using:
June 30, 2021	amount	Fair value	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$540,193	$540,193	$540,193	$—	$—
Mortgage loans held for sale	5,420	5,562	—	5,562	—
Federal Home Loan Bank stock	14,475	14,475	—	14,475	—
Loans, net	4,146,968	4,177,080	—	—	4,177,080
Accrued interest receivable	15,262	15,262	15,262	—	—

Liabilities
Non-interest bearing deposits	$1,743,953	$1,743,953	$1,743,953	$—	$—
Transaction deposits	3,036,026	3,036,026	—	3,036,026	—
Time deposits	480,127	482,304	—	482,304	—
Securities sold under agreement to repurchase	63,942	63,942	—	63,942	—
Federal funds purchased	10,947	10,947	—	10,947	—
Federal Home Loan Bank advances	10,000	10,087	—	10,087	—
Accrued interest payable	630	630	630	—	—

(in thousands)	Carrying		Fair Value Measurements Using:
December 31, 2020	amount	Fair value	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$317,945	$317,945	$317,945	$—	$—
Mortgage loans held for sale	22,547	23,389	—	23,389	—
Federal Home Loan Bank stock	11,284	11,284	—	11,284	—
Loans, net	3,479,676	3,513,916	—	—	3,513,916
Accrued interest receivable	13,094	13,094	13,094	—	—

Liabilities
Non-interest bearing deposits	$1,187,057	$1,187,057	$1,187,057	$—	$—
Transaction deposits	2,409,173	2,409,173	—	2,409,173	—
Time deposits	392,404	395,734	—	395,734	—
Securities sold under agreement to repurchase	47,979	47,979	—	47,979	—
Federal funds purchased	11,464	11,464	—	11,464	—
Federal Home Loan Bank advances	31,639	33,180	—	33,180	—
Accrued interest payable	391	391	391	—	—

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

(14)	Accumulated Other Comprehensive Income (Loss)

The following table illustrates activity within the balances of AOCI by component:

	Net unrealized	Net unrealized	Minimum
	gains (losses)	gains (losses)	pension
	on available for	on cash	liability
(in thousands)	sale debt securities	flow hedges	adjustment	Total
Three months ended June 30, 2021
Balance, March 31, 2021	$(2,513)	$(90)	$(447)	$(3,050)
Net current period other comprehensive income	4,808	32	—	4,840
Balance, June 30, 2021	$2,295	$(58)	$(447)	$1,790

Three months ended June 30, 2020
Balance, March 31, 2020	$7,123	$(302)	$(369)	$6,452
Net current period other comprehensive income	2,343	21	—	2,364
Balance, June 30, 2020	$9,466	$(281)	$(369)	$8,816

	Net unrealized	Net unrealized	Minimum
	gains (losses)	gains (losses)	pension
	on available for	on cash	liability
(in thousands)	sale debt securities	flow hedges	adjustment	Total
Six months ended June 30, 2021
Balance, January 1, 2021	$9,310	$(122)	$(447)	$8,741
Net current period other comprehensive income (loss)	(7,015)	64	—	(6,951)
Balance, June 30, 2021	$2,295	$(58)	$(447)	$1,790

Six months ended June 30, 2020
Balance, January 1, 2020	$1,085	$(39)	$(369)	$677
Net current period other comprehensive income (loss)	8,381	(242)	—	8,139
Balance, June 30, 2020	$9,466	$(281)	$(369)	$8,816

(15)	Preferred Stock

Bancorp has one class of preferred stock (no par value; 1,000,000 shares authorized), the relative rights, preferences and other terms of the class or any series within the class will be determined by the Board of Directors prior to any issuance. None of this stock has been issued to date.

(16)	Net Income Per Share

The following table reflects net income (numerator) and average shares outstanding (denominator) for basic and diluted net income per share computations:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share data)	2021	2020	2021	2020
Net income	$4,184	$13,368	$26,894	$26,600

Weighted average shares outstanding - basic	24,140	22,560	23,489	22,538
Dilutive securities	239	179	242	199
Weighted average shares outstanding- diluted	24,379	22,739	23,731	22,737

Net income per share - basic	$0.17	$0.59	$1.14	$1.18
Net income per share - diluted	0.17	0.59	1.13	1.17

Certain SARs that were excluded from the EPS calculation because their impact was antidilutive were as follows:

	Three months ended		Six months ended
(shares in thousands)	June 30,		June 30,
	2021	2020	2021	2020
Antidilutive SARs	29	248	29	248

(17)	Stock-Based Compensation

The fair value of all stock-based awards granted, net of estimated forfeitures, is recognized as compensation expense over the respective service period.

At Bancorp's 2015 Annual Meeting of Shareholders, shareholders approved the 2015 Omnibus Equity Compensation Plan and authorized the shares available from the expiring 2005 plan for future awards under the 2015 plan. In 2018, shareholders approved an additional 500,000 shares for issuance under the plan. As of June 30, 2021, there were 356,000 shares available for future awards. The 2005 Stock Incentive Plan expired in April 2015 and SARs granted under this plan expire as late as 2025. The 2015 Stock Incentive Plan has no defined expiration date.

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

Fair values of SARs are estimated at the date of grant using the Black-Scholes option-pricing model, a leading formula for calculating such value. This model requires the input of assumptions, changes to which can materially impact the fair value estimate. The following assumptions were used in SAR valuations at the grant date in each year:

Assumptions	2021	2020
Dividend yield	2.52%	2.51%
Expected volatility	25.21%	20.87%
Risk free interest rate	1.23%	1.25%
Expected life (in years)	7.1	7.1

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

Bancorp utilized cash of $208,000 and $224,000 during the first six months of 2021 and 2020, respectively, for the purchase of shares upon the vesting of RSUs.

Bancorp has recognized stock-based compensation expense for SARs, RSAs and PSUs within compensation expense and RSUs for directors within other non-interest expense, as follows:

	Three months ended June 30, 2021
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$86	$337	$78	$913	$1,414
Deferred tax benefit	(18)	(71)	(16)	(192)	(297)
Total net expense	$68	$266	$62	$721	$1,117

	Three months ended June 30, 2020
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$87	$317	$67	$505	$976
Deferred tax benefit	(18)	(67)	(14)	(106)	(205)
Total net expense	$69	$250	$53	$399	$771

	Six months ended June 30, 2021
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$175	$666	$154	$1,268	$2,263
Deferred tax benefit	(37)	(140)	(32)	(267)	(476)
Total net expense	$138	$526	$122	$1,001	$1,787

	Six months ended June 30, 2020
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$177	$643	$135	$838	$1,793
Deferred tax benefit	(37)	(135)	(28)	(177)	(377)
Total net expense	$140	$508	$107	$661	$1,416

Detail of unrecognized stock-based compensation expense follows:

	Stock
(in thousands)	Appreciation	Restricted	Restricted	Performance
Year ended	Rights	Stock Awards	Stock Units	Stock Units	Total

Remainder of 2021	$175	$651	$158	$1,292	$2,276
2022	305	1,106	3	1,453	2,867
2023	230	894	—	711	1,835
2024	124	645	—	—	769
2025	65	385	—	—	450
2026	9	35	—	—	44
Total estimated expense	$908	$3,716	$161	$3,456	$8,241

The following table summarizes SARs activity and related information:

								Weighted
					Weighted		Weighted	average
					average	Aggregate	average	remaining
		Exercise			exercise	intrinsic	fair	contractual
(in thousands, except per share data)	SARs	price			price	value(1)	value	life (in years)

Outstanding, January 1, 2020	641	$14.02	-	$40	$25.06	$10,250	$4.10	5.3
Granted	48	37.30	-	37.30	37.30	154	5.80
Exercised	(96)	14.02	-	25.76	16.33	2,401	2.88
Forfeited	—		—		—	—	—
Outstanding, December 31, 2020	593	$15.24	-	$40	$27.47	$7,706	$4.44	5.1

Outstanding, January 1, 2021	593	$15.24	-	$40	$27.47	$7,706	$4.44	5.1
Granted	28	50.71	-	50.71	50.71	5	9.75
Exercised	(76)	15.24	-	15.84	15.31	2,815	2.58
Forfeited	—		—		—	—	—
Outstanding, June 30, 2021	545	$15.24	-	$50.71	$30.40	$11,165	$4.98	5.4

Vested and exercisable	388	$15.24	-	$40	$26.48	$9,475	$4.30	4.4
Unvested	157	33.08	-	50.71	40.11	1,690	6.68	8.0
Outstanding, June 30, 2021	545	$15.24	-	$50.71	$30.40	$11,165	$4.98	5.4

Vested in the current year	53	$25.76	-	$40	$33.98	$899	$5.43

(1) – Aggregate intrinsic value for SARs is defined as the amount by which the current market price of the underlying stock exceeds the exercise or grant price.

The following table summarizes activity for RSAs granted:

		Grant date
		weighted
(in thousands, except per share data)	RSAs	average cost

Unvested at January 1, 2020	108	$34.31
Shares awarded	36	39.30
Restrictions lapsed and shares released	(41)	32.38
Shares forfeited	(4)	36.63
Unvested at December 31, 2020	99	$36.85

Unvested at January 1, 2021	99	$36.85
Shares awarded	39	46.90
Restrictions lapsed and shares released	(33)	35.45
Shares forfeited	(2)	40.98
Unvested at June 30, 2021	103	$41.02

Shares expected to be awarded for PSUs granted to executive officers of Bancorp, the three-year performance period for which began January 1 of the award year, are as follows:

	Vesting		Expected
Grant	period	Fair	shares to
year	in years	value	be awarded
2019	3	$32.03	62,291
2020	3	32.27	65,111
2021	3	44.44	47,280

(18)	Derivative Financial Instruments

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

Bancorp had outstanding undesignated interest rate swap contracts as follows:

	Receiving		Paying
	June 30,	December 31,	June 30,	December 31,
(dollars in thousands)	2021	2020	2021	2020

Notional amount	$139,753	$119,940	$139,753	$119,940
Weighted average maturity (years)	7.4	7.8	7.4	7.8
Fair value	$5,668	$8,374	$5,683	$8,391

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

The following table details Bancorp’s derivative position designated as a cash flow hedge, and the related fair value:

(dollars in thousands)
				Fair value
Notional	Maturity	Receive (variable)	Pay fixed	assets (liabilities)
amount	date	index	swap rate	June 30, 2021	December 31, 2020
$10,000	December 6, 2021	Three Month LIBOR	1.89%	$(77)	$(160)

(19)	Regulatory Matters

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

Additionally, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, Bancorp and the Bank must hold a 2.5% capital conservation buffer composed of Common Equity Tier 1 Risk-Based Capital above the minimum risk-based capital requirements for the Common Equity Tier 1 Risk-Based Capital ratio, Tier 1 Risk-Based Capital ratio and Total Risk-Based Capital ratio necessary to be considered adequately-capitalized. At June 30, 2020, the adequately-capitalized minimums, including the capital conservation buffer, were a 6.0% Common Equity Tier 1 Risk-Based Capital ratio, 8.5% Tier 1 Risk-Based Capital ratio and 10.5% Total Risk-Based Capital ratio. The capital conservation buffer was phased in starting in 2016 at 0.625% and was fully implemented at 2.5% effective January 1, 2019.

Bancorp continues to exceed the regulatory requirements for all calculations. Bancorp and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB and the FDIC, in addition to the capital conservation buffer.

The following table sets forth consolidated Bancorp’s and the Bank’s risk based capital amounts and ratios:

(dollars in thousands)	Actual		Minimum for adequately capitalized		Minimum for well capitalized
June 30, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$568,393	12.80%	$355,196	8.00%	NA	NA
Bank	551,391	12.46	354,061	8.00	$442,576	10.00%

Common equity tier 1 risk-based capital (1)
Consolidated	523,433	11.79	199,798	4.50	NA	NA
Bank	506,431	11.44	199,159	4.50	287,674	6.50

Tier 1 risk-based capital (1)
Consolidated	523,433	11.79	266,397	6.00	NA	NA
Bank	506,431	11.44	265,545	6.00	354,061	8.00

Leverage (2)
Consolidated	523,433	10.26	204,011	4.00	NA	NA
Bank	506,431	9.95	203,510	4.00	254,388	5.00

(dollars in thousands)	Actual		Minimum for adequately capitalized		Minimum for well capitalized
December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$470,648	13.36%	$281,887	8.00%	NA	NA
Bank	456,302	12.99	281,106	8.00	$351,383	10.00%

Common equity tier 1 risk-based capital (1)
Consolidated	430,886	12.23	158,556	4.50	NA	NA
Bank	416,540	11.85	158,122	4.50	228,399	6.50

Tier 1 risk-based capital (1)
Consolidated	430,886	12.23	211,407	6.00	NA	NA
Bank	416,540	11.85	210,830	6.00	281,106	8.00

Leverage (2)
Consolidated	430,886	9.57	180,123	4.00	NA	NA
Bank	416,540	9.26	179,845	4.00	224,807	5.00

(1)    Ratio is computed in relation to risk-weighted assets.

(2)    Ratio is computed in relation to average assets.

NA – Not Applicable

(20)	Segments

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

Principally, all of the net assets of Bancorp are involved in the commercial banking segment. Goodwill of $136.5 million, of which $682,000 relates to a bank acquisition in 1996, $11.8 million relates to the 2019 KSB acquisition and $124.0 million relates to the KB acquisition, has been assigned to the commercial banking segment. Assets assigned to WM&T primarily consist of net premises and equipment and a receivable related to fees earned that have not been collected.

Selected financial information by business segment follows:

	Three months ended June 30, 2021			Three months ended June 30, 2020

	Commercial			Commercial
(in thousands)	Banking	WM&T	Total	Banking	WM&T	Total

Net interest income	$41,516	$68	$41,584	$33,443	$85	$33,528
Provision for credit losses	4,147	—	4,147	7,025	—	7,025
Wealth management and trust services	—	6,858	6,858	—	5,726	5,726
All other non-interest income	8,930	—	8,930	6,896	—	6,896
Non-interest expenses	44,481	3,696	48,177	20,288	3,121	23,409
Income before income tax expense	1,818	3,230	5,048	13,026	2,690	15,716
Income tax expense	190	674	864	1,764	584	2,348
Net income	$1,628	$2,556	$4,184	$11,262	$2,106	$13,368

Segment assets	$6,084,185	$3,887	$6,088,072	$4,330,893	$3,640	$4,334,533

	Six months ended June 30, 2021			Six months ended June 30, 2020

	Commercial			Commercial
(in thousands)	Banking	WM&T	Total	Banking	WM&T	Total

Net interest income	$79,258	$151	$79,409	$65,804	$170	$65,974
Provision for credit losses	2,672	—	2,672	12,950	—	12,950
Wealth management and trust services	—	13,106	13,106	—	11,944	11,944
All other non-interest income	16,526	—	16,526	13,214	—	13,214
Non-interest expenses	66,177	6,973	73,150	40,551	6,433	46,984
Income before income tax expense	26,935	6,284	33,219	25,517	5,681	31,198
Income tax expense	4,988	1,337	6,325	3,365	1,233	4,598
Net income	$21,947	$4,947	$26,894	$22,152	$4,448	$26,600

Segment assets	$6,084,185	$3,887	$6,088,072	$4,330,893	$3,640	$4,334,533

(21)	Revenue from Contracts with Customers

All of Bancorp’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The table below presents Bancorp’s sources of non-interest income with items outside the scope of ASC 606 noted as such:

	Three months ended June 30, 2021			Three months ended June 30, 2020

	Commercial
(in thousands)	Banking	WM&T	Total	Commercial	WM&T	Total
Wealth management and trust services	$—	$6,858	$6,858	$—	$5,726	$5,726
Deposit service charges	1,233	—	1,233	800	—	800
Debit and credit card income	3,284	—	3,284	2,063	—	2,063
Treasury management fees	1,730	—	1,730	1,249	—	1,249
Mortgage banking income(1)	1,303	—	1,303	1,622	—	1,622
Net investment product sales commissions and fees	545	—	545	391	—	391
Bank owned life insurance(1)	206	—	206	176	—	176
Other(2)	629	—	629	595	—	595
Total non-interest income	$8,930	$6,858	$15,788	$6,896	$5,726	$12,622

	Six months ended June 30, 2021			Six months ended June 30, 2020

	Commercial
(Dollars in thousands)	Banking	WM&T	Total	Commercial	WM&T	Total
Wealth management and trust services	$—	$13,106	$13,106	$—	$11,944	$11,944
Deposit service charges	2,177	—	2,177	2,083	—	2,083
Debit and credit card income	5,557	—	5,557	4,043	—	4,043
Treasury management fees	3,270	—	3,270	2,533	—	2,533
Mortgage banking income(1)	2,747	—	2,747	2,468	—	2,468
Net investment product sales commissions and fees	1,009	—	1,009	857	—	857
Bank owned life insurance(1)	367	—	367	355	—	355
Other(2)	1,399	—	1,399	875	—	875
Total non-interest income	$16,526	$13,106	$29,632	$13,214	$11,944	$25,158

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

Bancorp earns fees from its deposit customers for transaction-based, account management and overdraft services. Transaction-based fees, which include services such as ATM use fees and stop payments fees, are recognized at the time the transaction is executed, as that is when the company fulfills the performance obligation. Account management fees are earned over the course of a month and charged in the month in which the services are provided.

Treasury management transaction fees are recognized at the time the transaction is executed, as that is when the company fulfills the performance obligation. Account analysis fees are earned over the course of a month and charged in the month in which the services are provided. Treasury management fees are withdrawn from customers’ account balances.

WM&T provides customers fiduciary and investment management services as agreed upon in asset management contracts. The contracts require WM&T to provide a series of distinct services for which fees are earned over time. The contracts are cancellable upon demand with fees typically based upon the asset value of investments. Revenue is accrued and recognized monthly based upon month-end asset values and collected from the customer predominately in the following month except for a small percentage of fees collected quarterly. Incentive compensation related to WM&T activities is considered a cost of obtaining the contract. Contracts between WM&T and customers do not permit performance-based fees and accordingly, none of the fee income earned by WM&T is performance-based. Trust fees receivable were $2.6 million and $2.2 million at June 30, 2021 and December 31, 2020, respectively.

Investment products sales commissions and fees represent the Bank’s share of transaction fees and wrap fees resulting from investment services and programs provided through an agent relationship with a third party broker-dealer. Transaction fees are assessed at the time of the transaction. Those fees are collected and recognized on a monthly basis. Trailing fees are based upon market values and are assessed, collected and recognized on a quarterly basis. Because the Bank acts as an agent in arranging the relationship between the customer and third party provider, and does not control the services rendered, investment product sales commissions and fees are reported net of related costs, including nominal incentive compensation, and trading activity charges of $289,000 and $283,000 for the six month periods ended June 30, 2021 and 2020.

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

(22)	Leases

Bancorp has operating leases for various branch locations with terms ranging from two months to 19 years, some of which include options to extend the leases in five-year increments. A total of seven operating leases were added as a result of the KB acquisition. Options reasonably expected to be exercised are included in determination of the right-of-use asset. Bancorp elected the practical expedient to expense short-term lease obligations associated with leases with original terms of 12 months or less. Bancorp elected not to separate non-lease components from lease components for its operating leases. The right-of-use lease asset and operating lease liability are recorded in premises and equipment and other liabilities on the consolidated balance sheet.

Balance sheet, income statement and cash flow detail regarding operating leases follows:

(dollars in thousands)	June 30, 2021	December 31, 2020

Balance Sheet
Operating lease right-of-use asset	$15,937	$12,100
Operating lease liability	17,462	13,476

Weighted average remaining lease term (years)	9.7	8.6
Weighted average discount rate	3.02%	3.37%

Maturities of lease liabilities:
One year or less	$1,307	$2,087
Year two	2,634	2,107
Year three	2,673	2,141
Year four	2,408	1,899
Year five	1,924	1,469
Greater than five years	9,308	5,882
Total lease payments	$20,254	$15,585
Less imputed interest	2,792	2,109
Total	$17,462	$13,476

	Three months ended	Three months ended
(in thousands)	June 30, 2021	June 30, 2020
Income Statement
Components of lease expense:
Operating lease cost	$520	$473
Variable lease cost	62	45
Less sublease income	13	25
Total lease cost	$569	$493

	Six months ended	Six months ended
(in thousands)	June 30, 2021	June 30, 2020
Income Statement
Components of lease expense:
Operating lease cost	$1,007	$943
Variable lease cost	113	87
Less sublease income	27	38
Total lease cost	$1,093	$992

	Six months ended	Six months ended
(in thousands)	June 30, 2021	June 30, 2020
Cash flow Statement
Supplemental cash flow information:
Operating cash flows from operating leases	$1,190	$1,104

As of June 30, 2021, Bancorp had not entered into any lease agreements that had yet to commence.

(23)	Subsequent Event

Effective August 3, 2021, Bancorp executed a definitive Agreement and Plan of Merger (“agreement”), pursuant to which Bancorp will acquire all of the outstanding common stock of privately-owned Commonwealth Bancshares, Inc. Commonwealth Bancshares, Inc., headquartered in Louisville, Kentucky, is the holding company for Commonwealth Bank & Trust Company (collectively referred to as “Commonwealth”), which operates 16 retail branches, including 10 in Jefferson County, four in Shelby counties and two in Northern Kentucky.

Under the terms of the Agreement, the Company will acquire all outstanding common stock in a combined stock and cash transaction, resulting in total consideration to Commonwealth’s shareholders of approximately $153 million. Bancorp will fund the cash payment portion of the acquisition through existing resources on-hand.

The acquisition is expected to close during the fourth quarter of 2021, subject to customary regulatory approval and completion of customary closing conditions.  As of June 30, 2021, Commonwealth reported approximately $1.3 billion in assets, $733 million in loans, $1.1 billion in deposits and $86 million in tangible common equity. Commonwealth also maintains a Wealth Management and Trust Department with total assets under management of $2.6 billion at June 30, 2021. The combined franchise will serve customers through 78 branches with total assets of approximately $7.4 billion, $4.9 billion in gross loans, $6.4 billion in deposits and over $7.0 billion in trust assets under management.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The consolidated financial statements include the accounts of Stock Yards Bancorp, Inc. and its wholly owned subsidiaries, SYB and the Captive, collectively referred to as “Bancorp” or the “Company.” All significant inter-company transactions and accounts have been eliminated in consolidation.

Bancorp is a FHC headquartered in Louisville, Kentucky. Established in 1904, SYB is a state-chartered non-member financial institution that provides services in Louisville, central, eastern and northern Kentucky, as well as the Indianapolis, Indiana and Cincinnati, Ohio metropolitan markets through 63 full-service banking center locations. The captive is a Nevada-based, wholly-owned insurance subsidiary of the Company, which was retained in conjunction with the KB acquisition and will provide insurance coverage not currently provided by Bancorp’s commercial policies to Bancorp and SYB as well as a group of third-party insurance captives upon renewal of related policies during the third quarter of 2021.

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

●	changes in or forecasts of future political and economic conditions;
●	accuracy of assumptions and estimates used in establishing the ACL on loans, ACL for off-balance sheet credit exposures and other estimates;
●	impairment of investment securities, goodwill, MSRs, other intangible assets or DTAs;
●	ability to effectively navigate an economic slowdown or other economic or market disruptions;
●	changes in laws and regulations or the interpretation thereof;
●	changes in fiscal, monetary, and/or regulatory policies;
●	changes in tax polices including but not limited to changes in federal and state statutory rates;
●	behavior of securities and capital markets, including changes in market volatility and liquidity;
●	ability to effectively manage capital and liquidity;

●	long-term and short-term interest rate fluctuations, as well as the shape of the U.S. Treasury yield curve;
●	the magnitude and frequency of changes to the FFTR implemented by the Federal Open Market Committee of the FRB;
●	competitive product and pricing pressures;
●	projections of revenue, expenses, capital expenditures, losses, EPS, dividends, capital structure, etc.;
●	descriptions of plans or objectives for future operations, products, or services;
●	integration of acquired financial institutions;
●	changes in the credit quality of Bancorp’s customers and counterparties, deteriorating asset quality and charge-off levels;
●	changes in technology instituted by Bancorp, its counterparties or competitors;
●	changes to or the effectiveness of Bancorp’s overall internal control environment;
●	adequacy of Bancorp’s risk management framework, disclosure controls and procedures and internal control over financial reporting;
●	changes in applicable accounting standards, including the introduction of new accounting standards;
●	changes in investor sentiment or consumer/business spending or savings behavior;
●	ability to appropriately address social, environmental and sustainability concerns that may arise from business activities;
●	integration of acquired businesses or future acquisitions;
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

Bancorp executed a definitive Agreement and Plan of Merger (“agreement”), dated as of August 3, 2021, to acquire Commonwealth Bancshares, Inc. and its subsidiary Commonwealth Bank & Trust Company (collectively referred to as “Commonwealth”). This document also contains statements regarding the proposed acquisition transaction that are not statements of historical fact and are considered forward-looking statements within the criteria described above. These statements are likewise subject to various risks and uncertainties that may cause actual results and outcomes of the proposed transaction to differ, possibly materially, from the anticipated results or outcomes expressed or implied in these forward-looking statements. In addition to factors disclosed in reports filed by Bancorp with the SEC, risks and uncertainties for Bancorp, Commonwealth and the combined company include, but are not limited to: the possibility that some or all of the anticipated benefits of the proposed merger will not be realized or will not be realized within the expected time period; the risk that integration of Commonwealth’s operations with those of Bancorp will be materially delayed or will be more costly or difficult than expected; the parties’ inability to meet expectations regarding the timing, completion and accounting and tax treatments of the merger; the inability to complete the merger due to the failure of Commonwealth’s shareholders to adopt the merger agreement; the failure to satisfy other conditions to completion of the merger, including receipt of required regulatory and other approvals; the failure of the proposed transaction to close for any other reason; diversion of management's attention from ongoing business operations and opportunities due to the merger; the challenges of integrating and retaining key employees; the effect of the announcement of the merger on Bancorp’s, Commonwealth’s or the combined company’s respective customer and employee relationships and operating results; the possibility that the merger may be more expensive to complete than anticipated, including as a result of unexpected factors or events; dilution caused by Bancorp’s issuance of additional shares of common stock in connection with the merger; the magnitude and duration of the COVID-19 pandemic and its impact on the global economy and financial market conditions and the business, results of operations and financial condition of Bancorp, Commonwealth and the combined company; and general competitive, economic, political and market conditions and fluctuations.

Acquisition of Kentucky Banchares, Inc.

On May 31, 2021, Bancorp completed its acquisition of Kentucky Bancshares, Inc. and its wholly owned subsidiary, Kentucky Bank, collectively defined as “KB,” a commercial bank and trust company operating 19 branches throughout central and eastern Kentucky with approximately $1.3 billion in assets, $755 million in loans, $396 million in AFS debt securities and $1.0 billion in deposits at the time of acquisition. Kentucky Bancshares, Inc. was also the holding company for an insurance captive, which Bancorp acquired and retained. Bancorp acquired all outstanding common stock of Kentucky Bancshares, Inc. in a combined stock and cash transaction that resulted in total consideration paid to Kentucky Bancshares, Inc. shareholders of $233 million.

As a result of the completion of the acquisition, Bancorp recorded goodwill of $124 million and incurred pre-tax merger related expenses totaling $18.1 million and $18.5 million for the three and six months ended June 30, 2021, respectively. Net income from the Kentucky Bancshares, Inc. acquisition is expected to be accretive to Bancorp’s overall operating results beginning in 2022.

The acquisition of KB had a significant impact on the ACL and loan loss provisioning for the quarter ending June 30, 2021. The ACL on loans was also increased $6.8 million as a result of the PCD loan portfolio added as a result of the acquisition, with the corresponding offset recorded to goodwill (as opposed to provision expense). In addition, credit loss expense on loans associated with the acquired non-PCD loan portfolio totaled $7.4 million for both the three and six month periods ended June 30, 2021. In total, acquisition-related activity served to increase the ACL $14.2 million during the second quarter.

Pending Acquisition of Commonwealth Banchsares, Inc. and its Subsidiary Commonwealth Bank & Trust Company

Effective August 3, 2021, Bancorp executed a definitive Agreement and Plan of Merger (“agreement”),  pursuant to which Bancorp will acquire all of the outstanding common stock of privately-owned Commonwealth Bancshares, Inc. (“Commonwealth”). Commonwealth Bancshares Inc., headquartered in Louisville, Kentucky, is the holding company for Commonwealth Bank & Trust Company (collectively referred to as “Commonwealth”), which operates 16 retail branches, including 10 in Jefferson County, four in Shelby County and two in northern Kentucky.

Under the terms of the Agreement, the Company will acquire all outstanding common stock in a combined stock and cash transaction, resulting in total consideration to Commonwealth’s shareholders of approximately $151 million. Bancorp will fund the cash payment portion of the acquisition through existing resources on-hand.

The acquisition is expected to close during the fourth quarter of 2021, subject to customary regulatory approval and completion of customary closing conditions.  As of June 30, 2021, Commonwealth reported approximately $1.3 billion in assets, $733 million in loans, $1.1 billion in deposits and $86 million in tangible common equity. Commonwealth also maintains a Wealth Management and Trust Department with total assets under management of $2.6 billion at June 30, 2021. The combined franchise will serve customers through 78 branches with total assets of approximately $7.4 billion, $4.9 billion in gross loans, $6.4 billion in deposits and over $7.0 billion in trust assets under management.

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

Overview – Impact of the COVID-19 Pandemic on Financial Condition and Results of Operations

The COVID-19 pandemic in the U.S. and efforts to contain both the virus and the related economic fallout have had a complex and significant impact on the economy, the banking industry and Bancorp. While the distribution of vaccinations, continued easing of restrictions on public commerce and business activities, and stabilizing unemployment levels have been positive developments in recent months, the impact of the pandemic upon Bancorp, the Bank and its customers remains uncertain.

Bancorp’s financial condition and results of operations for the three and six months ended June 30, 2021 have been significantly impacted by the following pandemic-related factors, among others:

●	The sustained low interest rate environment and related NIM compression
●	Significant participation in the SBA’s PPP
●	Federal stimulus action for individuals, including stimulus checks and enhanced unemployment benefits, among many other factors
●	Overall excess balance sheet liquidity
●	The FRB’s Seasonally Adjusted National Civilian Unemployment Rate forecast and the resulting impact to the ACL on loans and off balance sheet credit exposures

The FRB’s decision to lower the FFTR 150 bps in March of 2020 in response to the pandemic lowered the FFTR to a range of 0%-0.25% and Prime to 3.25%, where both remained as of June 30, 2021. Consistent with the rate drops, key benchmark rates, such as the five-year treasury rate and one-month LIBOR, declined dramatically and generally remained low through the first and second quarters of 2021. While the interest rate environment has improved through the first half of 2021, key rates remain well below pre-pandemic levels.

Bancorp’s participation in the PPP has resulted in approximately 5,500 PPP loan originations totaling $887 million (net of unearned deferred fees and costs) since the program’s inception as part of the CARES Act, which was signed into law in March 2020. While the first round of PPP expired in August 2020, legislative action created a second round of funding for the program and subsequently extended the program to May 31, 2021.

As part of the first round of the PPP, Bancorp originated approximately 3,400 PPP loans totaling $637 million (net of unearned deferred fees and costs). As of June 30, 2021, 82% of the dollars originated in the first round have been forgiven and another 10% are in the process of being forgiven by the SBA. Further, approximately 95% of the $19.6 million in net fees received for this round have been recognized life to date. These borrowers are required to begin making payments in July, which will likely further accelerate forgiveness submissions for the remaining loans in coming months.

As part of the second round of the PPP, Bancorp originated over 2,100 PPP loans totaling $250 million (net of unearned deferred fees and costs). As of June 30, 2021, 3% of the dollars originated in the second round have been forgiven and 11% of the $11.4 million in net fees received for this round have been recognized life to date. As these borrowers are not required to make payments for 16 months, Bancorp expects a significant portion of these borrowers will seek forgiveness in early to mid-2022 in connection with their tax return preparation.

As of June 30, 2021, PPP loans originated by Kentucky Bank and acquired by Bancorp totaled $16 million.

Interest and fee income earned on the PPP portfolio totaled $6.9 million and $13.9 million for the three and six month periods ending June 30, 2021, respectively, representing increases of $3.5 million and $10.5 million over the same periods of the prior year. Forgiveness activity that accelerated the recognition of related fee income drove a $6.6 million, or 18%, and $9.2 million, or 13%, increase in total interest income for the three and six month periods ended June 30, 2021 compared to the same periods of 2020. As of June 30, 2021, Bancorp had $11.6 million of net unearned deferred fees that have yet to be recognized and as a result, PPP loan forgiveness will have a major impact on operating results for the remainder of 2021 and the first part of 2022.

As a result of the PPP originations, forgiveness activity, record deposit levels and historically low interest rates, excess liquidity has created NIM compression, as well as challenges associated with deploying idle cash. Bancorp has made substantial investment in the AFS debt securities portfolio over the past several months in an effort to deploy excess liquidity, however, prepayment activity within the MBS portfolio has made it challenging to grow the portfolio.

The ACL for loans (excluding acquisition related activity) was reduced $3.9 million between December 31, 2020 and June 30, 2021, a stark contrast from the $11.1 million reserve build recorded between December 31, 2019 and June 30, 2020, which were separate and subsequent to the increases recorded effective January 1, 2020 in relation to the initial adoption of CECL. The pandemic had a material impact on ACL calculations in 2020, as provisioning surged amidst changes in forecasted economic conditions, especially the FRB’s Seasonally Adjusted National Civilian Unemployment Rate. After peaking towards the middle of last year, unemployment forecasts have improved, as have other underlying CECL model factors, resulting in the provision reduction recorded during the first and second quarters of 2021.

While separate from the ACL on loans and recorded in other liabilities on the consolidated balance sheets, the ACL on off balance sheet credit exposures also experienced a decrease between December 31, 2020 and June 30, 2021. A net benefit of was recorded as provision for credit losses on off balance sheet exposures during the first half of 2021, as loss factors associated with the calculation similarly improved in recent months despite line of credit utilization, while improving some, remained at low levels. The ACL for off balance sheet credit exposures stood at $4.8 million as of June 30, 2021 compared to $5.4 million as of December 31, 2020.

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

Overview – Operating Results (FTE)

The following table presents an overview of Bancorp’s financial performance for the three months ended June 30, 2021 and 2020:

(dollars in thousands, except per share data)			Variance
Three months ended June 30,	2021	2020	$/bp	%

Net income	$4,184	$13,368	$(9,184)	-69%
Diluted earnings per share	$0.17	$0.59	$(0.42)	-71%
ROA	0.32%	1.25%	(93) bps	-74%
ROE	3.25%	12.90%	(965) bps	-75%

Additional discussion follows under the section titled “Results of Operations.”

General highlights for the three months ended June 30, 2021 compared to June 30, 2020:

●

Bancorp completed its acquisition of Kentucky Bancshares, Inc. during the second quarter. At the time of acquisition, KB had approximately $1.3 billion in assets, $755 million in loans, $396 million in AFS debt securities and $1.0 billion in deposits.

●

Net income totaled $4.2 million, resulting in diluted EPS of $0.17 for the three months ended June 30, 2021, a 71% decrease over $0.59 for the same period of 2020. Significant factors affecting the results for the three months ended June 30, 2021 and 2020 include:

o

The acquisition of Kentucky Bancshares included $18.1 million in merger expenses and $7.4 million in purchase accounting adjustments (mainly provision expense) for the three months ended June 30, 2021.

o

Total provision for credit losses was elevated for both the three months ended June 30, 2021 and 2020, respectively, albeit for different reasons. The adoption of CECL (ASC 326) effective January 1, 2020 and subsequent pandemic-related developments, such as elevated unemployment and historic declines in line of credit utilization amidst the evolving pandemic resulted in a total provision for credit losses of $7.0 million for the three months ended June 30, 2020. While a cumulative net benefit of $3.3 million was recorded for credit losses on loans and off balance sheet credit exposures during the three months ended June 30, 2021 as a result generally improving CECL model factors, including a substantially improved unemployment forecast, a provision of $7.4 million was recorded in relation to the acquisition of Kentucky Bancshares.

o

Net interest income increased $8.1 million, or 24%, for the three months ended June 30, 2021 compared to the same period of 2020 as PPP forgiveness activity accelerated fee recognition and strong growth in the non-PPP loan portfolio, both organic and through acquisition, drove a $6.6 million, or 18%, increase in total interest income. Further, a $1.5 million, or 49%, decrease in interest expense was driven by the lowering of deposit rates in tandem with FRB interest rate actions to levels at or below those offered during the Great Recession , where the remained as of June 30 ,2021.

●

NIM increased 9 bps to 3.36% for the three months ended June 30, 2021 compared to 3.27% for the same period in 2020 as a result of elevated PPP income associated with forgiveness activity and lowering deposit rates to levels at or below those offered during the Great Recession, where they remain as of June 30, 2021. Both periods reflected the full effects of the FRB lowering the FFTR to a range of 0%-0.25% and Prime to 3.25% last year, where both respectively remained as of June 30, 2021. The five-year treasury rate and one-month LIBOR tumbled in tandem with these cuts as well, and while the five-year treasury has staged a recovery over the first half of 2021, it remains well below pre-pandemic levels.

●

Total loans (excluding PPP loans) increased $995 million, or 35%, compared to June 30, 2020, $726 million of which was attributed to the acquisition. Average loans (excluding PPP loans) increased $466 million, or 16%, for the three months ended June 30, 2021 compared to the same period in 2020, $232 million of which was attributed to the acquisition. While increases were experienced in most loan segments between June 30, 2020 and June 30, 2021, growth over the period was highlighted by the CRE and Residential Real Estate portfolios.

●

Deposit balances have remained elevated for several quarters and finished at record levels as of June 30, 2021. PPP funding, multiple federal stimulus packages and general economic uncertainty surrounding the pandemic have led to customers holding higher levels of liquidity.

●

Total non-interest income increased $3.2 million, or 25%, for the three month period ended June 30, 2021 compared to the same period of 2020. While the quarter benefitted from one month of activity related to the acquisition, which totaled approximately $1.3 million, record levels were experienced across most non-interest revenue streams, highlighted by growth in WM&T income and increases in card income and Treasury management fees.

●

Non-interest expenses increased $24.8 million, or 106%, for the quarter ended June 30, 2021 compared to the same period of 2020, driven by merger expenses of $18.1 million and one month of activity related to the acquisition, totaling approximately $2.4 million. Further, growth in FTEs, increased technology-related expenses associated with expanded data storage and the hosted core system, as well as an early termination penalty relating to paying off FHLB advances during the quarter also contributed the increase over the three months ended June 30, 2020.

The following table presents an overview of Bancorp’s financial performance for the six months ended June 30, 2021 and 2020:

(dollars in thousands, except per share data)			Variance
Six months ended June 30,	2021	2020	$/bp	%

Net income	$26,894	$26,600	$294	1%
Diluted earnings per share	$1.13	$1.17	$(0.04)	-3%
ROA	1.09%	1.33%	(24) bps	-18%
ROE	11.28%	13.04%	(176) bps	-13%

General highlights for the six months ended June 30, 2021 compared to June 30, 2020:

●	As noted in the section above, Bancorp’s acquisition of Kentucky Bancshares, Inc. was completed during the second quarter.
●

Net income totaled $26.9 million, resulting in diluted EPS of $1.13 for the six months ended June 30, 2021, a 3% decrease over $1.17 for the same period of 2020. Significant factors affecting the results for the six months ended June 30, 2021 and 2020 include:

o	The acquisition of Kentucky Bancshares included $18.5 million in merger expenses and $8.0 million purchase accounting adjustments (mainly provision expense) for the six months ended June 30, 2021.
o

Total provision for credit losses was $2.7 million for the six months ended June 30, 2021, representing a $10.3 million, or 79%, decrease compared to the same period of 2020. The adoption of CECL (ASC 326) effective January 1, 2020 and subsequent pandemic-related developments, such as elevated unemployment and historic declines in line of credit utilization amidst the evolving pandemic drove elevated provisioning for the six months ended June 30, 2020. While a cumulative net benefit of $4.7 million was recorded for credit losses on loans and off balance sheet credit exposures during the six months ended June 30, 2021 as a result generally improving CECL model factors, including a substantially improved unemployment forecast, a provision of $7.4 million was recorded in relation to the acquisition of Kentucky Bancshares.

o

Net interest income increased $13.4 million, or 20%, for the six months ended June 30, 2021 compared to the same period of 2020, as PPP forgiveness activity accelerated fee recognition and strong growth in the non-PPP loan portfolio, both organic and through acquisition, drove a $9.2 million, or 13%, increase in total interest income. Further, a $4.2 million, or 57%, decrease in interest expense was driven by the lowering of deposit rates in tandem with FRB interest rate actions to levels at or below those offered during the Great Recession, where the remained as of June 30 ,2021.

●

NIM decreased 9 bps to 3.38% for the six months ended June 30, 2021 compared to 3.47% for the same period in 2020. Despite a $13.4 million, or 20%, increase in net interest income for the six months ended June 30, 2021 compared to the same period of 2020, which was driven largely by accelerated fee recognition associated PPP forgiveness activity, yields on earning assets have eroded consistent with the FRB lowering the FFTR a total of 150 bps in March 2020 in response to the pandemic. These rate drops drove the FFTR to a range of 0%-0.25% and Prime to 3.25%, where both respectively remained as of June 30, 2021. The five-year treasury rate and one-month LIBOR tumbled in tandem with these cuts as well, and while the five-year treasury has staged a recovery over the first six months of 2021, it remains well below pre-pandemic levels. Given the timing of the cuts, the full effects of the dramatically lower interest rate environment were not felt in the first quarter of last year, benefitting NIM for the six months ended June 30, 2020 compared to the same period of this year.

●

Total loans (excluding PPP loans) increased $995 million, or 35%, compared to June 30, 2020, $726 million of which was attributed to the acquisition. Average loans (excluding PPP loans) increased $277 million, or 10%, for the six months ended June 30, 2021 compared to the same period in 2020, $117 million of which was attributed to the acquisition. While increases were experienced in most loan segments between June 30, 2020 and June 30, 2021, growth over the period was highlighted by the CRE and Residential Real Estate portfolios.

●

Deposit balances have been elevated for several months and finished at record levels as of June 30, 2021. PPP funding, multiple federal stimulus packages and general economic uncertainty surrounding the pandemic have led to customers holding higher levels of liquidity.

●

Total non-interest income increased $4.5 million, or 18%, for the six month period ended June 30, 2021 compared to the same period of 2020. Every non-interest income revenue stream experienced an increase over the prior year period, led most notably by WM&T income, card income and Treasury management fees. Non-interest income attributed to the acquisition totaled $1.3 million for the six months ended June 30, 2021, which represents one month of acquisition-related activity.

●

Non-interest expenses increased $26.2 million, or 56%, for the six months ended June 30, 2021 compared to the same period of 2020. Merger expenses of $18.5 million drove the large increase along with additional acquisition-related non-interest expenses of $2.4 million, the latter of which represents one month of acquisition-related activity. Further, growth in FTEs, increased technology-related expenses associated with expanded data storage and the hosted core system, as well as an early termination penalty relating to paying off FHLB advances during six months ended June 30, 2021 also contributed the increase over the three months ended June 30, 2020.

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

Comparative information regarding net interest income follows:

(dollars in thousands)			Variance
As of and for the three months ended June 30,	2021	2020	$/bp	%

Net interest income	$41,584	$33,528	$8,056	24%
Net interest income (FTE)	41,661	33,573	8,088	24%
Net interest spread	3.29%	3.10%	19 bps	6%
Net interest margin	3.36%	3.27%	9 bps	3%
Total average interest earning assets	$4,972,914	$4,124,046	$848,868	21%

(dollars in thousands)			Variance
As of and for the six months ended June 30,	2021	2020	$/bp	%

Net interest income	$79,409	$65,974	$13,435	20%
Net interest income (FTE)	79,535	66,066	13,469	20%
Net interest spread	3.30%	3.27%	3 bps	1%
Net interest margin	3.38%	3.47%	(9) bps	-3%
Total average interest earning assets	$4,751,469	$3,823,598	$927,871	24%

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

At June 30, 2021, Bancorp’s loan portfolio was composed of approximately 72% fixed and 28% variable rate loans, with the fixed rate portion pricing (excluding PPP loans) generally based on a spread to the five-year treasury curve at the time of origination and the variable portion pricing based on an on-going spread to Prime (approximately 56%) or one-month LIBOR (approximately 44%). Excluding PPP loans, Bancorp’s loan portfolio at June 30, 2021 was composed of approximately 69% fixed and 31% variable rate loans, respectively.

Benchmark rates such as the five-year treasury and one-month LIBOR currently remain well below pre-pandemic levels and as a result, the average interest rate environment experienced for the three and six month periods ended June 30, 2021 was substantially lower than that experienced for the same periods of 2020. The following table details the volatility experienced within the interest rate environment over the past twelve months by comparing period end and quarterly average rates:

	June 30,	March 31,	December 31,	June 30,	March 31,
	2021	2021	2020	2020	2020

Five-year Treasury note - period end	0.87%	0.92%	0.36%	0.29%	0.37%
Five-year Treasury note - quarterly average	0.84%	0.62%	0.37%	0.36%	1.14%
Prime rate - period end	3.25%	3.25%	3.25%	3.25%	3.25%
Prime rate - quarterly average	3.25%	3.25%	3.25%	3.25%	4.40%
One-month LIBOR - period end	0.10%	0.12%	0.14%	0.16%	0.99%
One-month LIBOR - quarterly average	0.10%	0.12%	0.15%	0.35%	1.40%

With 56% of the variable rate loan portfolio tied to Prime and the majority with floor rates of 4.00%, short-term rates would have to increase over 75 bps for these loans to move above their floor rates given Prime is at 3.25% as of June 30, 2021. Beyond potential ongoing pricing pressure/competition and the absolute low level of rates, the current economic outlook and prospects of a sustained low-rate environment continues to pose challenges regarding potential ongoing NIM compression.

Net Interest Income (FTE) – Three months ended June 30, 2021 compared to June 30, 2020

Net interest spread and NIM were 3.29% and 3.36%, for the three months ended June 30, 2021 compared to 3.10% and 3.27% for the same period in 2020, respectively. NIM during the three months ended June 30, 2021 was significantly impacted by the following:

●

A sustained low interest rate environment, driven by the lowering of the FFTR in mid-March 2020 to a range of 0% - 0.25%, which resulted in Prime dropping to 3.25%, where it remained as of June 30, 2021.

●

PPP originations, which began in the second quarter of 2020 and continued through expiration of the program on May 31, 2021, as well as the related forgiveness activity, which accelerates the recognition of fee income on these loans and continues to have a significant effect on NIM. The PPP portfolio contributed a 20 bps benefit to NIM during the second quarter of 2021, as a result of the forgiveness-driven fee recognition. By comparison, the PPP portfolio had a negative impact of 11 bps on NIM for the second quarter of 2020 due to the large amount of originations that occurred over the three month period ended June 30, 2020 and the affect that these low-yielding, 1% stated rate notes had on NIM for that period.

●

Overall excess balance sheet liquidity, which contributed approximately 18 bps of NIM compression for the three months ended June 30, 2021. By comparison, excess balance sheet liquidity contributed approximately 19 bps of NIM compression for the same period of 2020. Excess liquidity within the banking system in general has also led to a competitive loan rate environment.

●

Substantial balance sheet growth, both organic and acquisition-related, which has resulted total average earning asset growth of $849 million, or 21%, and average interest-bearing liability growth of $527 million, or 20%, for the three months ended June 30, 2021 compared to the same period of 2020.

●	The lowering of deposit rates in tandem with FRB interest rate actions and beyond to levels at or below rates offered during the Great Recession, where they remained as of June 30, 2021.

Net interest income increased $8.1 million, or 24%, for the three months ended June 30, 2021 compared to the same period of 2020, due to interest and fee income associated with the PPP portfolio, substantial growth in the non-PPP loan portfolio and AFS debt securities portfolio, and the aforementioned lowering of deposit rates.

Total average interest earning assets increased $849 million, or 21%, to $5.0 billion for the three months ended June 30, 2021, as compared to the same period of 2020, with the average rate earned on total interest earning assets contracting 8 bps to 3.48%.

●

Average loan balances increased $448 million, or 13%, for the three months ended June 30, 2021 compared to the same period of 2020, $232 million of which was attributed to the acquisition, the remainder being driven by strong organic growth. Average non-PPP loan growth of $466 million, or 16%, was partially offset by $18 million, or 3%, of contraction in the PPP portfolio for the three months ended June 30, 2021 compared to the same period of 2020, as forgiveness activity increased.

●

Average AFS debt securities grew $381 million, or 92%, for the three months ended June 30, 2021 compared to the same period of 2020, $84 million of which was attributed to the acquisition, as cash was deployed into AFS debt securities in an effort to invest excess liquidity.

Total interest income increased $6.6 million, or 18%, to $43.2 million for the three months ended June 30, 2021, as compared to the same period of 2020.

●

Interest and fee income on loans increased $6.0 million, or 18%, to $40.2 million and the yield on the total loan portfolio increased 15 bps to 4.19% for the three months ended June 30, 2021 compared to the same period of 2020, attributed largely to fee income associated with the PPP portfolio. While average balances on the non-PPP loan portfolio grew substantially and interest income on the non-PPP loan portfolio increased $2.5 million, or 8%, for the three months ended June 30, 2021 compared to the same period of 2020, the yield on the non-PPP loan portfolio decreased 31 bps to 4.00% as a result of the substantially lower interest rate environment.

●

Despite significant growth in average AFS debt securities and a $676 million increase interest income on the portfolio for the three months ended June 30, 2021 compared to the same period of 2020, the lower interest rate environment experienced over the past twelve months weighed heavily on fixed income security yields, which decreased 67 bps, or 32%.

Total average interest bearing liabilities increased $527 million, or 20%, to $3.1 billion for the three month period ended June 30, 2021 compared with the same period in 2020, with the total average cost declining 27 bps to 0.19%.

●

Average interest bearing deposits increased $555 million, or 22%, for the three months ended June 30, 2021 compared to the same period in 2020, with interest-bearing demand deposits accounting for $347 million of the increase. Interest bearing deposits added as a result of the KB acquisition drove $232 million of the increase along with continued federal stimulus action, such as PPP funding, which has propelled deposit balances to record levels over the past 12 months. Further, general economic uncertainty surrounding the pandemic has resulted in the customer base maintaining higher levels of liquidity, similar to customer behavior seen during the Great Recession.

●

Consistent with the higher interest bearing deposit balances noted above, average SSUAR balances increased $14 million, or 34%, for the three months ended June 30, 2021 compared to the same period of 2020. SSUAR balances added as a result of the KB acquisition accounted for $4 million of the increase.

●

Average FHLB advances decreased $45 million, or 70%, for the three months ended June 30, 2021 compared to the same period of 2020, as advances have continued to mature without renewal or replacement, including a $20 million three month advance relating to a cash flow hedge interest rate swap. In addition, Bancorp elected to pay down certain advances during the first quarter of 2021 prior to maturity without incurring pre-payment penalties. During the second quarter of 2021, Bancorp chose to payoff $14 million of term advances, with a weighted average cost of 2.03%, prior to their maturity incurring an early-termination fee of $474,000, recorded as a component non-interest expense. Bancorp made this decision due to its excess liquidity driven by the substantial deposit growth it achieved over the past 12 months, combined with the near-term outlook for low interest rates.

Total interest expense decreased $1.5 million, or 49%, for the three months ended June 30, 2021 compared to the same period of 2020, a direct result of deposit rate reductions implemented in response to the falling interest rate environment and to a lesser extent, the reduction in interest expense on FHLB advances.

●	Total interest bearing deposit expense decreased $1.2 million, or 45%, driving a 23 bps decrease in the cost of average total interest bearing deposits.

●	Interest expense on FHLB advances declined $287,000, or 80%, as a result of the substantial reduction in average FHLB advances outstanding.

Net Interest Income (FTE) – Six months ended June 30, 2021 compared to June 30, 2020

Net interest spread and NIM were 3.30% and 3.38%, for the six months ended June 30, 2021 compared to 3.27% and 3.47% for the same period in 2020, respectively. NIM during the six months ended June 30, 2021 was significantly impacted by the following:

●

A sustained low interest rate environment, driven by the lowering of the FFTR in mid-March 2020 to a range of 0% - 0.25%, which resulted in Prime dropping to 3.25%, where it remained as of June 30, 2021.

●

PPP originations, which began in the second quarter of 2020 and continued through expiration of the program on May 31, 2021, as well as the related forgiveness activity, which accelerates the recognition of fee income on these loans and continues to have a significant effect on NIM. The PPP portfolio contributed a 22 bps benefit to NIM for the six months ended June 30, 2021 as a result of the forgiveness-driven fee recognition. In comparison, the PPP portfolio had a negative impact of 7 bps on NIM for the six months ended June 30, 2020 due to the large amount of originations that occurred during the second quarter of 2020 and the affect that these low-yielding, 1% stated rate notes had on NIM for the period.

●

Overall excess balance sheet liquidity, which contributed approximately 16 bps of NIM compression for the six months ended June 30, 2021. By comparison, excess balance sheet liquidity contributed approximately 13 bps of NIM compression for the same period of 2020. Excess liquidity within the banking system in general has led to a competitive loan rate environment.

●

Substantial balance sheet growth, both organic and acquisition-related, which has resulted total average earning asset growth of $928 million, or 24%, and average costing liability growth of $498 million, or 20%, for the six months ended June 30, 2021 compared to the same period of 2020.

●	The lowering of deposit rates in tandem with FRB interest rate actions and beyond to levels at or below rates offered during the Great Recession, where they remained as of June 30, 2021.

Net interest income increased $13.5 million, or 20%, for the six months ended June 30, 2021 compared to the same period of 2020, due to interest and fee income associated with the PPP portfolio, substantial growth in the non-PPP loan portfolio and AFS debt securities portfolio, and the aforementioned lowering of deposit rates.

Total average interest earning assets increased $928 million, or 24%, to $4.8 billion for the six months ended June 30, 2021, as compared to the same period of 2020, with the average rate earned on total interest earning assets contracting 35 bps to 3.51%.

●

Average loans increased $582 million, or 18%, for the six months ended June 30, 2021 compared to the same period of 2020. While the bulk of the increase was driven by the addition of the PPP portfolio, the acquisition and strong organic growth also contributed significantly to the increase. Average non-PPP loan balances grew $277 million, or 10%, for the six months ended June 30, 2021 compared to the same period of 2020, $117 million of which was attributed to the acquisition, the remaining increase being the result of the aforementioned organic growth.

●

Average AFS debt securities grew $298 million, or 69%, for the six months ended June 30, 2021 compared to the same period of 2020. The vast majority of this increase was attributed to strategic efforts to deploy excess liquidity through AFS debt security purchases, while $33 million of the increase was attributed to the acquisition.

Total interest income increased $9.3 million, or 13%, to $82.7 million for the six months ended June 30, 2021, as compared to the same period of 2020.

●

Interest and fee income on loans increased $9.3 million, or 14%, to $77.2 million for the six months ended June 30, 2021 compared to the same period of 2020, driven mainly by income associated with the PPP portfolio, as forgiveness activity accelerated the recognition of the related fee income. While average balances on the non-PPP loan portfolio grew substantially, interest income on the non-PPP loan portfolio decreased $1.3 million, or 2%, for the six months ended June 30, 2021 compared to the same period of 2020, dragging on the yield of the total loan portfolio, which experienced a 16 bps, or 4%, contraction.

●

Despite significant growth in average AFS debt securities and a $530,000 increase interest income on the portfolio for the six months ended June 30, 2021 compared to the same period of 2020, the lower interest rate environment experienced over the past twelve months weighed heavily on fixed income security yields, which decreased 73 bps, or 34%.

Total average interest bearing liabilities increased $498 million, or 20%, to $3.0 billion for the six month period ended June 30, 2021 compared with the same period in 2020, with the total average cost declining 38 bps to 0.21%.

●

Average interest bearing deposits increased $528 million, or 22%, for the six months ended June 30, 2021 compared to the same period in 2020, with interest-bearing demand deposits accounting for $365 million of the increase. Interest bearing deposits added as a result of the KB acquisition accounted for $112 million of the increase along with continued federal stimulus action, such as PPP funding, which has propelled deposit balances to record levels over the past 12 months. Further, general economic uncertainty surrounding the pandemic has resulted in the customer base maintaining higher levels of liquidity, similar to customer behavior seen during the Great Recession.

●

Consistent with the higher interest bearing deposit balances noted above, average SSUAR balances increased $13.9 million, or 37%, for the six months ended June 30, 2021 compared to the same period of 2020. SSUAR added as a result of the KB acquisition drove $1.5 million of the increase.

●

Average FHLB advances decreased $45 million, or 65%, for the six months ended June 30, 2021 compared to the same period of 2020, as advances have continued to mature without renewal or replacement, including a $20 million three month advance relating to a cash flow hedge interest rate swap. In addition, Bancorp elected to pay down certain advances during the first quarter of 2021 prior to maturity without incurring pre-payment penalties. During the second quarter of 2021, Bancorp chose to payoff $14 million of term advances, with a weighted average cost of 2.03%, prior to their maturity incurring an early-termination fee of $474,000, recorded as a component non-interest expense. Bancorp made this decision due to its excess liquidity driven by the substantial deposit growth it achieved over the past 12 months, combined with the near-term outlook for low interest rates.

Total interest expense decreased $4.2 million, or 57%, for the six months ended June 30, 2021 compared to the same period of 2020, a direct result of deposit rate reductions implemented in response to the falling interest rate environment and to a lesser extent, the reduction in interest expense on FHLB advances.

●	Total interest bearing deposit expense decreased $3.6 million, or 55%, driving a 35 bps decrease in the cost of average total interest bearing deposits.

●	Interest expense on FHLB advances declined $540,000, or 68%, as a result of the substantial reduction in average FHLB advances outstanding.

Average Balance Sheets and Interest Rates (FTE) – Three-Month Comparison

	Three months ended June 30,
	2021			2020
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:
Federal funds sold and interest bearing due from banks	$313,954	$84	0.11%	$285,617	$88	0.12%
Mortgage loans held for sale	8,678	58	2.68	18,010	125	2.79
Available for sale debt securities:
Taxable	771,289	2,744	1.43	401,750	2,066	2.07
Tax-exempt	22,407	70	1.25	10,618	72	2.73
Total securities	793,696	2,814	1.42	412,368	2,138	2.09

Federal Home Loan Bank stock, at cost	11,924	64	2.15	11,284	70	2.50

SBA Paycheck Protection Program (PPP) loans	510,963	6,911	5.43	529,361	3,392	2.58
Non-PPP loans	3,333,699	33,248	4.00	2,867,406	30,738	4.31
Total loans	3,844,662	40,159	4.19	3,396,767	34,130	4.04

Total interest earning assets	4,972,914	43,179	3.48	4,124,046	36,551	3.56

Less allowance for credit losses on loans	57,599			42,952

Non-interest earning assets:
Cash and due from banks	53,522			43,346
Premises and equipment, net	64,726			57,206
Bank owned life insurance	39,723			32,814
Goodwill	52,780			12,513
Accrued interest receivable and other	100,588			90,457
Total assets	$5,226,654			$4,317,430

Interest bearing liabilities:
Deposits:
Interest bearing demand	$1,474,576	$415	0.11%	$1,128,075	$351	0.13%
Savings	289,042	16	0.02	188,931	5	0.01
Money market	890,593	140	0.06	760,210	211	0.11
Time	401,149	864	0.86	423,099	2,040	1.94
Total interest bearing deposits	3,055,360	1,435	0.19	2,500,315	2,607	0.42

Securities sold under agreements to repurchase	55,673	5	0.04	41,517	8	0.08
Federal funds purchased	10,918	4	0.15	8,423	2	0.10
Federal Home Loan Bank advances	19,135	74	1.55	63,896	361	2.27

Total interest bearing liabilities	3,141,086	1,518	0.19	2,614,151	2,978	0.46

Non-interest bearing liabilities:
Non-interest bearing demand deposits	1,497,223			1,213,136
Accrued interest payable and other	71,918			73,223
Total liabilities	4,710,227			3,900,510

Stockholders’ equity	516,427			416,920
Total liabilities and stockholder's equity	$5,226,654			$4,317,430

Net interest income		$41,661			$33,573

Net interest spread			3.29%			3.10%

Net interest margin			3.36%			3.27%

Average Balance Sheets and Interest Rates (FTE) – Six Month Comparison

	Six months ended June 30,
	2021			2020
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:
Federal funds sold and interest bearing due from banks	$274,880	$150	0.11%	$227,090	$619	0.55%
Mortgage loans held for sale	11,632	122	2.12	11,481	186	3.26
Available for sale debt securities:
Taxable	713,332	5,039	1.42	417,006	4,461	2.15
Tax-exempt	14,469	115	1.60	12,519	163	2.62
Total securities	727,801	5,154	1.43	429,525	4,624	2.16

Federal Home Loan Bank stock, at cost	11,285	121	2.16	11,284	141	2.51

SBA Paycheck Protection Program (PPP) loans	569,068	13,936	4.94	264,680	3,392	2.58
Non-PPP loans	3,156,803	63,263	4.04	2,879,538	64,518	4.51
Total loans	3,725,871	77,199	4.18	3,144,218	67,910	4.34

Total interest earning assets	4,751,469	82,746	3.51	3,823,598	73,480	3.86

Less allowance for credit losses on loans	55,738			40,146

Non-interest earning assets:
Cash and due from banks	50,637			43,767
Premises and equipment, net	61,208			57,624
Bank owned life insurance	36,539			32,725
Goodwill	32,758			12,513
Accrued interest receivable and other	93,299			83,694
Total assets	$4,970,172			$4,013,775

Interest bearing liabilities:
Deposits:
Interest bearing demand	$1,422,008	$772	0.11%	$1,057,079	$1,162	0.22%
Savings	253,776	21	0.02	179,503	23	0.03
Money market	869,775	255	0.06	747,228	1,203	0.32
Time	390,775	1,897	0.98	424,735	4,181	1.98
Total interest bearing deposits	2,936,334	2,945	0.20	2,408,545	6,569	0.55

Securities sold under agreements to repurchase	51,330	10	0.04	37,465	24	0.13
Federal funds purchased	10,262	6	0.12	9,375	31	0.66
Federal Home Loan Bank advances	24,174	250	2.09	68,918	790	2.31

Total interest bearing liabilities	3,022,100	3,211	0.21	2,524,303	7,414	0.59

Non-interest bearing liabilities:
Non-interest bearing demand deposits	1,388,313			1,008,302
Accrued interest payable and other	78,937			70,859
Total liabilities	4,489,350			3,603,464

Stockholders’ equity	480,822			410,311
Total liabilities and stockholder's equity	$4,970,172			$4,013,775

Net interest income		$79,535			$66,066

Net interest spread			3.30%			3.27%

Net interest margin			3.38%			3.47%

Supplemental Information - Average Balance Sheets and Interest Rates (FTE)

●

Average loan balances include the principal balance of non-accrual loans, as well as unearned income such as loan premiums, discounts, fees/costs and exclude participation loans accounted for as secured borrowings. Participation loans averaged $5 million and $9 million for the three month periods ended June 30, 2021 and 2020, respectively, and $7 million and $8 million for the six month periods ended June 30, 2021 and 2020, respectively.

●

Interest income on a FTE basis includes additional amounts of interest income that would have been earned if investments in certain tax-exempt interest earning assets had been made in assets subject to federal taxes yielding the same after-tax income. Interest income on municipal securities and tax-exempt loans has been calculated on a FTE basis using a federal income tax rate of 21%. Approximate tax equivalent adjustments to interest income were $77,000 and $45,000 for the three month periods ended June 30, 2021 and 2020, respectively, and $126,000 and $92,000 for the six month periods ended June 30, 2021 and 2020, respectively.

●

Interest income includes loan fees of $6.2 million ($5.6 million associated with the PPP) and $2.4 million ($2.1 million associated with the PPP) for the three month periods ended June 30, 2021 and 2020, respectively, and $12.2 million ($11.1 million associated with the PPP) and $2.8 million ($2.1 million associated with the PPP) for the six month periods ended June 30, 2021 and 2020, respectively. Interest income on loans may be impacted by the level of prepayment fees collected and accretion related to purchased loans.

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

Bancorp’s interest rate simulation sensitivity analysis details that increases in interest rates of 100 and 200 bps would have a negative effect on interest income, respectively. These results are attributed to over half of the variable rate loan portfolio being currently at or near floor rates, as these yields will not increase until short-term rates exceed these floor rates. For example, a significant portion of the variable rate loan portfolio is tied to Prime, with floor rates of 4.00%. Given Prime is at 3.25% as of June 30, 2021, short-term rates would have to increase over 75 bps for these loans to move above their floor rates.

The slight decrease in net interest income in the rising rate scenarios is primarily due to variable rate loans and short-term investments repricing slower than deposits and short-term borrowings. Asset balances subject to immediate repricing cause an estimated decline in net interest income in the down 100 bps scenario, as rates on non-maturity deposits cannot be lowered sufficiently to offset declining interest income. These estimates are summarized below.

	Change in Rates
	-200	-100	+100	+200
	Basis Points	Basis Points	Basis Points	Basis Points
% Change from base net interest income at June 30, 2021	N/A	-3.86%	-1.19%	-1.01%

Bancorp’s loan portfolio is currently composed of approximately 72% fixed and 28% variable rate loans, with the fixed rate portion pricing (excluding PPP loans) generally based on a spread to the five-year treasury curve at the time of origination and the variable portion pricing based on an on-going spread to Prime (approximately 56%) or one-month LIBOR (approximately 44%). Bancorp’s loan portfolio (excluding PPP loans) at June 30, 2021 was composed of approximately 69% fixed and 31% variable rate loans with the fluctuation in the C&I portfolio driving down variable rate percentage over the past year.

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

Provision for Credit Losses

An analysis of the changes in the ACL on loans, including provision, and selected ratios follow:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2021	2020	2021	2020

Beginning balance	$50,714	$42,143	$51,920	$26,791
KB acquisition - PCD loans (goodwill adjustment)	6,757	—	6,757	—
CECL - cumulative adjustment	—	—	—	9,856
Adjusted beginning balance	57,471	42,143	58,677	36,647
Provision for credit losses - loans	(2,700)	5,550	(3,900)	11,100
Provision for credit losses - acquisition	7,397	—	7,397	—
Total charge-offs	(3,442)	(98)	(3,564)	(272)
Total recoveries	698	113	814	233
Net loan (charge-offs) recoveries	(2,744)	15	(2,750)	(39)
Ending balance	$59,424	$47,708	$59,424	$47,708
Average loans	$3,844,662	$3,396,767	$3,725,871	$3,144,218
Provision for credit losses on loans to average loans (1)	0.12%	0.16%	0.09%	0.35%
Net loan (charge-offs) recoveries to average loans (1)	-0.07%	0.00%	-0.07%	0.00%
ACL on loans to total loans	1.41%	1.38%	1.41%	1.38%
ACL on loans to total loans (excluding PPP) (2)	1.55%	1.68%	1.55%	1.68%
ACL on loans to average loans	1.55%	1.40%	1.59%	1.52%

(1) Ratios are not annualized

(2) See the section titled “Non-GAAP Financial Measures” for reconcilement of Non-GAAP to GAAP measures

The ACL on loans totaled $59 million as of June 30, 2021 compared to $52 million at December 31, 2020, representing an ACL to total loans ratio of 1.41% and 1.47% for those periods, respectively. The ACL to total loans (excluding PPP loans) was 1.55% at June 30, 2021 compared to 1.74% at December 31, 2020. Based on the 100% SBA guarantee of the PPP loan portfolio, which totaled $377 million (net of unamortized deferred fees) at June 30, 2021 and $550 million at December 31, 2020, Bancorp did not reserve generally for potential losses for these loans within the ACL. See the section titled “Non-GAAP Financial Measures” for reconcilement of non-GAAP to GAAP measures.

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

Provision for credit losses on loans totaled $4.7 million and $3.5 million for the three and six month periods ended June 30, 2021, respectively, representing decreases of $853,000, or 15%, and $7.6 million, or 68%, compared to the same periods of 2020. Due to continued improvement in the unemployment forecast, updates to Bancorp’s CECL modeling and strong historic credit metrics, benefits of $2.7 million and $3.9 million were recorded for the three and six month periods ended June 30, 2021. Offsetting these improvements however, was credit loss expense on loans associated with the non-PCD loan portfolio added as a result of the KB acquisition, which totaled $7.4 million for both the three and six month periods ended June 30, 2021. While the acquisition drove provision for credit loss expense on loans for the three and six month periods ended June 30, 2021, higher expense recorded for the same periods of 2020 stemmed from the adoption of CECL effective January 1, 2020 and the subsequent pandemic-related developments experienced in the first half of last year, including elevated unemployment.

Provision for credit losses on loans at June 30, 2021 represents the amount of expense that, based on Management’s judgment, is required to maintain the ACL on loans at an appropriate level under the CECL model. The determination of the amount of the ACL on loans is complex and involves a high degree of judgment and subjectivity. See the footnote titled “Basis of Presentation and Summary of Significant Accounting Policies” for detailed discussion regarding Bancorp’s ACL methodology by loan segment in this document and Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2020.

In addition to loan provisioning recorded through the first six months of 2021, the ACL on loans was also increased $6.8 million as a result of the PCD loan portfolio added through the KB acquisition, with the corresponding offset recorded to goodwill (as opposed to provision expense). Partially offsetting these increases were net charge offs totaling $2.7 million for both the three and six month periods ended June 30, 2021, which served to decrease the overall ACL on loans. Net charge offs for the period were driven by the charge off of $3.1 million relating to a CRE relationship that was fully reserved for in 2020 (and thus had no 2021 income statement impact) and partially offset by a $555,000 recovery on a note acquired in the 2019 KSB acquisition that had been fully allocated for in 2019 and charged off in 2020.

While separate from the ACL on loans and recorded in other liabilities on the consolidated balance sheets, the ACL on off balance sheet credit exposures experienced a decrease between December 31, 2020 and June 30, 2021. Net benefits were recorded for the three and six month periods ended June 30, 2021, respectively, as nearly all applicable loan segments experienced declines in their reserve loss percentage consistent with generally improving model factors and improvement in line of credit utilization was experienced during the second quarter of 2021. The ACL for off balance sheet credit exposures stood at $4.8 million as of June 30, 2021 compared to $5.4 million as of December 31, 2020.

Bancorp’s loan portfolio is diversified with no significant concentrations of credit. Geographically, most loans are extended to borrowers in Louisville, central, eastern and northern Kentucky, as well as the Indianapolis and Cincinnati metropolitan markets. The adequacy of the allowance is monitored on an ongoing basis and it is the opinion of management that the balance of the allowance at June 30, 2021 is adequate to absorb probable losses inherent in the loan portfolio as of the financial statement date.

Non-interest Income

	Three months ended June 30,				Six months ended June 30,
(dollars in thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change

Wealth management and trust services	$6,858	$5,726	$1,132	20%	$13,106	$11,944	$1,162	10%
Deposit service charges	1,233	800	433	54	2,177	2,083	94	5
Debit and credit card income	3,284	2,063	1,221	59	5,557	4,043	1,514	37
Treasury management fees	1,730	1,249	481	39	3,270	2,533	737	29
Mortgage banking income	1,303	1,622	(319)	(20)	2,747	2,468	279	11
Net investment product sales commissions and fees	545	391	154	39	1,009	857	152	18
Bank owned life insurance	206	176	30	17	367	355	12	3
Other	629	595	34	6	1,399	875	524	60
Total non-interest income	$15,788	$12,622	$3,166	25%	$29,632	$25,158	$4,474	18%

Total non-interest income increased $3.2 million, or 25%, and $4.5 million, or 18%, for the three and six month periods ended June 30, 2021 compared to the same periods of 2020, respectively. Non-interest income comprised 27.5% and 27.2% of total revenues, defined as net interest income and non-interest income, for the three and six month periods ended June 30, 2021 compared to 27.3% and 27.6% for the same periods of 2020, respectively. WM&T services comprised 43.4% and 44.2% of total non-interest income for the three and six month periods ended June 30, 2021 compared to 45.4% and 47.5% for the same periods of 2020, respectively. The KB acquisition added $1.3 million in total non-interest income for the three and six month periods ended June 30, 2021.

WM&T Services:

The magnitude of WM&T revenue distinguishes Bancorp from other community banks of similar asset size. WM&T revenue increased $1.1 million, or 20%, and $1.2 million, or 10%, for the three and six month periods ended June 30, 2021, as compared with the same periods of 2020, respectively. The stock market appreciation noted above, coupled with new business development, drove the substantial revenue increases for these periods. WM&T income of $122,000 was recorded in relation to the KB acquisition for the three and six month periods ended June 30, 2021.

Recurring fees earned for managing accounts are based on a percentage of market value of AUM and are typically assessed on a monthly basis. Recurring fees, which generally comprise the vast majority of WM&T revenue, increased $1.1 million, or 19% and $1.5 million, or 14% for the three and six month periods ended June 30, 2021, as compared with the same periods of 2020. The increases for the three and six month periods stem from significant stock market appreciation experienced in addition to both organic and acquisition-related growth in net new business.

A portion of WM&T revenue, most notably executor, insurance and some employee benefit plan-related fees, are non-recurring in nature and the timing of these revenues corresponds with the related administrative activities. For this reason, such fees are subject to greater period over period fluctuation. Total non-recurring fees increased $37,000, or 37%, and decreased 372,000, or 56%, for the three and six month periods ended June 30, 2021, as compared with the same periods of 2020. The increase for the three month period is attributed to estate fees recorded during the second quarter of 2021, while the large decrease for the six month period was driven by a large estate fee recorded in the first quarter of 2020.

AUM, stated at market value, totaled $4.4 billion at June 30, 2021compared with $3.2 billion at June 30, 2020 and $3.9 billion at December 31, 2020. The large increase in AUM between June 30, 2020 and June 30, 2021 is attributed mainly to significant stock market appreciation experienced in addition to growth in net new business and AUM of $235 million added through the KB acquisition.

Contracts between WM&T and their customers do not permit performance based fees and accordingly, none of the WM&T revenue is performance based. Management believes the WM&T department will continue to factor significantly in Bancorp’s financial results and provide strategic diversity to revenue streams.

Detail of WM&T Service Income by Account Type:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020

Investment advisory	$2,936	$2,277	$5,675	$4,699
Personal trust	1,948	1,904	3,626	4,090
Personal investment retirement	1,277	1,009	2,493	2,063
Company retirement	427	343	799	694
Foundation and endowment	197	138	373	282
Custody and safekeeping	37	27	72	60
Brokerage and insurance services	24	9	44	19
Other	12	19	24	37

Total WM&T services income	$6,858	$5,726	$13,106	$11,944

The preceding table demonstrates that WM&T fee revenue is concentrated within investment advisory and personal trust accounts. WM&T fees are predominantly based on AUM and tailored for individual/company accounts and/or relationships with fee structures customized based on account type and other factors with larger relationships paying a lower percentage of AUM in fees. For example, recurring AUM fee structures are in place for investment management, irrevocable trusts, revocable trusts, personal investment retirement accounts and accounts holding only fixed income securities. Company retirement plan services can consist of a one-time conversion fee with recurring AUM fees to follow. While there are also fee structures for estate settlements, income received is often non-recurring in nature. Fee structures are agreed upon at the time of account opening and any subsequent revisions are communicated in writing to the customer. Fees earned are not performance-based nor are they based on investment strategy or transactions.

Assets Under Management by Account Type:

AUM (not included on balance sheet) increased from $3.9 billion at December 31, 2020 to $4.4 billion at June 30, 2021 as follows:

	June 30, 2021			December 31, 2020
(in thousands)	Managed	Non-managed (1)	Total	Managed	Non-managed (1)	Total
Investment advisory	$1,740,555	$32,485	$1,773,040	$1,547,742	$72,696	$1,620,438
Personal trust	899,428	127,330	1,026,758	721,150	112,053	833,203
Personal investment retirement	579,859	3,592	583,451	506,005	3,241	509,246
Company retirement	37,993	579,293	617,286	40,006	481,222	521,228
Foundation and endowment	320,205	3,331	323,536	281,986	2,532	284,518

Subtotal	$3,578,040	$746,031	$4,324,071	$3,096,889	$671,744	$3,768,633
Custody and safekeeping	—	115,775	115,775	—	83,004	83,004

Total	$3,578,040	$861,806	$4,439,846	$3,096,889	$754,748	$3,851,637

(1) Non-managed assets represent those for which the WM&T department does not hold investment discretion.

As of both June 30, 2021 and December 31, 2020, approximately 80%, respectively, of AUM were actively managed. Company retirement plan accounts primarily consist of participant-directed assets. The amount of custody and safekeeping accounts are insignificant.

Managed Trust Assets under Management by Class of Investment:

(in thousands)	June 30, 2021	December 31, 2020

Interest bearing deposits	$115,246	$168,344
Treasury and government agency obligations	26,887	31,719
State, county and municipal obligations	118,143	119,344
Money market mutual funds	9,553	58,493
Equity mutual funds	895,897	752,476
Other mutual funds - fixed, balanced, and municipal	577,140	441,275
Other notes and bonds	173,828	165,828
Common and preferred stocks	1,522,740	1,238,973
Real estate mortgages	2,104	190
Real estate	55,360	51,682
Other miscellaneous assets (1)	81,142	68,565

Total managed assets	$3,578,040	$3,096,889

(1) Includes client directed instruments including rights, warrants, annuities, insurance policies, unit investment trusts, and oil and gas rights.

Managed assets are invested in instruments for which market values can be readily determined, the majority of which are sensitive to market fluctuations and consist of approximately 68% in equities and 32% in fixed income securities as of June 30, 2021 compared to 64% and 36% as of December 31, 2020. This composition is relatively consistent from period to period and the WM&T Department holds no proprietary mutual funds.

Additional Sources of Non-interest income:

Deposit service charges, which consist of non-sufficient funds charges and to a lesser extent, other activity based charges, increased $433,000, or 54%, and $94,000, or 5%, for the three and six month periods ended June 30, 2021, as compared with the same periods of 2020, respectively. Deposit service charge income of $260,000 was added for the three and six month periods ended June 30, 2021 as a result of the KB acquisition. Consistent with the industry, customer behavior and transaction volume have been impacted by the pandemic and continued government efforts to minimize its impact on the economy, such as stimulus payments, PPP funding and more lucrative unemployment compensation. Deposit balances have remained at or near record levels for several months as a result, which has in turn led to fewer overdrawn accounts. These trends have significantly exacerbated the industry-wide decline in the volume of fees earned on overdrawn checking accounts experienced over the past several years. While Bancorp has experienced notable improvement since first experiencing significant pandemic-related declines in transaction volume in April 2020, Management is not able to predict when, or if, this revenue stream will return to pre-pandemic levels.

Debit and credit card income consists of interchange revenue, ancillary fees and incentives received from card processors. Debit and credit card revenue increased $1.2 million, or 59%, and $1.5 million, or 37%, for the three and six month periods ended June 30, 2021, as compared with the same periods of 2020, as a result of increased transaction volume and continued expansion of the customer bases. In addition, debit and credit card revenue totaling $415,000 was added for the three and six month periods ended June 30, 2021 as a result of the KB acquisition. Total debit card income increased $839,000, or 55%, and $1.1 million, or 38%, and total credit card income increased $382,000, or 71%, and $447,000, or 37%, for the three and six month periods ended June 30, 2021 compared the same periods of the prior year.

Treasury management fees primarily consist of fees earned for cash management services provided to commercial customers. This category continues to stand out as a consistent, growing source of revenue for Bancorp and increased $481,000, or 39%, and $737,000, or 29%, for the three and six month periods ending June 30, 2021, as compared with the same periods of 2020, respectively. New product sales and expansion of its customer base have helped Bancorp’s Treasury Management department overcome challenges presented by the pandemic. Demand for Bancorp’s treasury products has increased during the pandemic, as these products allow customers to operate more efficiently in a decentralized environment. In addition, sales efforts involving existing customers has led to increases in online services, reporting, ACH origination, remote deposit and fraud mitigation services during the first half of 2021. Bancorp anticipates this income category will continue to increase based on continued customer base growth and the expanding suite of services offered within Bancorp’s treasury management platform. Treasury management income associated with the KB acquisition was immaterial for the three and six month periods ended June 30, 2021.

Mortgage banking income primarily includes gains on sales of mortgage loans and loan servicing income offset by MSR amortization. Bancorp’s mortgage banking department predominantly originates residential mortgage loans to be sold in the secondary market, primarily to FNMA. Interest rates on the mortgage loans sold are locked with the borrower and investor prior to loan closing, thus Bancorp bears no interest rate risk related to loans held for sale. Bancorp offers conventional, VA and FHA financing for purchases and refinances, as well as programs for first-time homebuyers. Interest rates on mortgage loans directly influence the volume of business transacted by the mortgage-banking department. Mortgage banking revenue decreased $319,000, or 20%, and increased $279,000, or 11%, for the three and six month periods ended June 30, 2021, as compared with the same periods of 2020, respectively. Mortgage banking revenue of $262,000 was added for the three and six month periods ended June 30, 2021 as a result of the KB acquisition.

Sustained low long-term rates have incentivized refinancing and purchasing activity, which has resulted in elevated mortgage banking income over the past year. Including the gain on sale earned, Bancorp sold $56 million and $142 million loans during the three and six month periods ending June 30, 2021 compared to $65 million and $97 million for the same periods of 2020, respectively. Bancorp expects volume to normalize over time, as the pool of potential customers who have yet to refinance shrinks and interest rates rise above the absolute low levels experienced over the past year.

Beginning in the fourth quarter of 2020, the Bank elected to retain a select portion of FNMA qualified secondary market single family residential real estate loan production from the mortgage banking department on balance sheet in an effort to deploy a portion of excess liquidity in lieu of buying mortgage-backed securities within the AFS debt securities portfolio. Continuing into 2021, approximately $53 million in 15 and 30 year fixed rate loans yielding approximately 2.88% were retained in the first six months of 2021 as part of this strategy, forgoing approximately $1.9 million in gain on sale that would typically have been recognized in Mortgage banking income.

Net investment product sales commissions and fees are generated primarily on stock, bond and mutual fund sales, as well as wrap fees on brokerage accounts. Wrap fees represent charges for investment programs that bundle together a suite of services, such as brokerage, advisory, research and management and are based on a percentage of assets. Bancorp deploys its financial advisors primarily through its branch network via an arrangement with a third party broker-dealer, while larger managed accounts are serviced by Bancorp’s WM&T Department. Net investment product sales commissions and fees increased $154,000, or 39%, and $152,000, or 18%, for the three and six month periods ended June 30, 2021, as compared with the same periods of 2020, respectively. Net investment product sales commissions and fees associated with the KB acquisition totaled $59,000 for the three and six month periods ended June 30, 2021.

BOLI assets represent the cash surrender value of life insurance policies on certain key employees who have provided consent for Bancorp to be the beneficiary for a portion of such policies. The related change in cash surrender value and any death benefits received under the policies are recorded as non-interest income. This income serves to offset the cost of various employee benefits. BOLI income increased $30,000, or 17%, and $12,000, or 3%, for the three and six month periods ending June 30, 2021 compared to the same periods of the prior year. BOLI income associated with the KB acquisition totaled $42,000 for the three and six month periods ended June 30, 2021.

Other non-interest income increased $34,000, or 6%, and $524,000, or 60%, for the three and six month periods ended June 30, 2021 as compared with the same periods of 2020, respectively. Other non-interest income associated with the KB acquisition totaled $72,000 for the three and six month periods ended June 30, 2021. While the increase for the three month period was driven by acquisition-related activity, the large increase for the six month period was driven by large swap fees received during the first quarter and appreciation in the value of certain life insurance policies outside of the traditional BOLI program.

Non-interest Expenses

	Three months ended June 30,				Six months ended June 30,
(dollars in thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change

Compensation	$15,680	$11,763	$3,917	33%	$28,507	$23,996	$4,511	19%
Employee benefits	3,367	2,871	496	17	6,628	6,038	590	10
Net occupancy and equipment	2,244	2,037	207	10	4,289	3,868	421	11
Technology and communication	2,670	1,999	671	34	5,016	4,062	954	23
Debit and credit card processing	976	603	373	62	1,681	1,259	422	34
Marketing and business development	822	465	357	77	1,346	1,025	321	31
Postage, printing, and supplies	460	442	18	4	869	883	(14)	(2)
Legal and professional	666	628	38	6	1,128	1,251	(123)	(10)
FDIC insurance	349	330	19	6	754	459	295	64
Amortization of investments in tax credit partnerships	231	53	178	336	262	89	173	194
Capital and deposit based taxes	527	1,225	(698)	(57)	985	2,255	(1,270)	(56)
Merger expenses	18,100	-	18,100	100	18,500	-	18,500	100
FHLB early termination penalty	474	-	474	100	474	-	474	100
Other	1,611	993	618	62	2,711	1,799	912	51
Total non-interest expenses	$48,177	$23,409	$24,768	106%	$73,150	$46,984	$26,166	56%

Total non-interest expenses increased $24.8 million and $26.2 million for the three and six month periods ended June 30, 2021 compared to the same periods of 2020, respectively. Compensation and employee benefits comprised 39.5% and 48.0% of Bancorp’s total non-interest expenses for the three and six month periods ended June 30, 2021, compared to 62.5% and 63.9% for the same periods of 2020, respectively. Excluding merger expenses, compensation and employee benefits comprised 63.3% and 64.3% of total non-interest expenses for the three and six month periods ended June 30, 2021. On-going non-interest expense totaling $2.3 million were added for the three and six month periods ended June 30, 2021 as a result of the KB acquisition (excluding merger expenses).

Compensation, which includes salaries, incentives, bonuses and stock based compensation, increased $3.9 million, or 33%, and $4.5 million, or 19%, for the three and six month periods ended June 30, 2021, as compared with the same periods of 2020, respectively. The increases were attributed to growth in full time equivalent employees, annual merit-based salary increases and higher incentive compensation expense. Further, a large reduction of expense totaling $510,000 was recorded in the second quarter of 2020 stemming from the deferred costs associated with PPP loan originations. Net full time equivalent employees totaled 823 at June 30, 2021 compared to 641 at December 31, 2020 and 620 at June 30, 2020, the large increase compared to prior periods being attributed to the addition of 189 FTEs as a result of the KB acquisition. Compensation expense totaling $973,000 was recorded for the three and six month periods ended June 30, 2021 as a result of the acquisition.

Employee benefits consists of all personnel-related expense not included in compensation, with the most significant items being health insurance, payroll taxes and employee retirement plan contributions. Employee benefits increased $496,000 or 17%, and $590,000, or 10%, for the three and six month periods ended June 30, 2021, as compared with the same periods of 2020, consistent with the overall increase in full time equivalent employees noted above. Employee benefits expense totaling $209,000 was recorded in relation to the KB acquisition.

Net occupancy and equipment expenses primarily include depreciation, rent, property taxes, utilities and maintenance. Costs of capital asset additions flow through the statement of income over the lives of the assets in the form of depreciation expense. Net occupancy increased $207,000, or 10%, and $421,000, or 11%, for the three and six month periods ended June 30, 2021, as compared with the same periods of 2020, respectively. Net occupancy and equipment expense related to the KB acquisition totaled $229,000 for the three and six month periods ended June 30, 2021 and resulted in the addition of 19 locations throughout central and eastern Kentucky. The increase for the three month period was directly attributed to the acquisition, while the increase for the six month period was attributed to the acquisition in addition to a favorable lease accounting system forecast adjustment that resulted in a credit to expense in the first quarter of last year and organic branch expansion in the latter half of 2020.

Technology and communication expenses include computer software amortization, equipment depreciation and expenditures related to investments in technology needed to maintain and improve the quality of customer delivery channels, information security and internal resources. Technology expense increased $671,000, or 34%, and $954,000, or 23%, for the three and six month periods ended June 30, 2021, as compared with the same periods of 2020, consistent with expanded data storage and increased expense associated with the transition to a hosted core environment, which Bancorp migrated to in the third quarter of 2020. Additional expense of $307,000 was recorded as a result of the KB acquisition for the three and six month periods ended June 30, 2021.

Bancorp outsources processing for debit and commercial credit card operations, which generate significant revenue for the Company. These expenses fluctuate consistent with transaction volumes. Debit and credit card processing expense increased $373,000, or 62%, and $422,000, or 34%, for the three and six month periods ending June 30, 2021 compared to the same period of last year, correlating in part with the increase in transaction volume and customer base expansion that served to increase debit and credit card non-interest income. Related expense associated with the KB acquisition totaled $217,000 for the three and six month periods ended June 30, 2021.

Marketing and business development expenses include all costs associated with promoting Bancorp including community support, retaining customers and acquiring new business. Marketing and business development expenses increased $357,000, or 77%, and $321,000, or 31%, for the three and six month periods ending June 30, 2021, as compared to the same periods of 2020. The increases correspond with more physical customer interaction as a result of continued easing of pandemic-related restrictions, which has led to increased travel and entertainment expense compared to the first half of 2020. Marketing and business development expense associated with the KB acquisition totaled $51,000 for the three and six months ended June 30, 2021.

Legal and professional fees increased $38,000, or 6%, and decreased $123,000, or 10%, for the three and six month periods ended June 30, 2021 compared to the same periods of last year, respectively. Legal and professional expenses attributable to the KB acquisition were included in merger expenses (discussed below) for the three and six months ended June 30, 2021.

FDIC insurance increased $19,000, or 6%, and $295,000, or 64%, for the three and six month periods ended June 30, 2021, as compared to the same period of 2020. Total FDIC insurance expense related to the KB acquisition totaled $30,000 for the three and six month periods ended June 30, 2021. While the three month period increase was attributed largely to the acquisition, the six month period increase was driven by both a PPP-driven larger balance sheet in addition to the first quarter of 2020 benefitting from the last portion of small institution credits first issued by the FDIC in 2019 upon the national FDIC Reserve Ratio reaching its targeted level.

Tax credit partnerships generate federal income tax credits, and for each of Bancorp’s investments in tax credit partnerships, the tax benefit, net of related expenses, results in a positive effect on net income. Amounts of credits and corresponding expenses can vary widely depending upon the timing and magnitude of the underlying investments. Amortization expense associated with these investments increased $178,000, or 336%, and $173,000, or 194%, for the three and six month periods ending June 30, 2021 compared to the same period of last year. No tax credit amortization was recorded in relation to the KB acquisition of the three and six month periods ended June 30, 2021.

Capital and deposit based taxes decreased $698,000, or 57%, and $1.3 million, or 56%, for the three and six month periods ended June 30, 2021 compared to the same periods of 2020 consistent with the state of Kentucky transitioning financial institutions from a capital-based franchise tax to the Kentucky corporate income tax effective January 1, 2021. Capital and deposit based tax expense related to the KB acquisition was immaterial for the three and six month periods ended June 30, 2021.

Merger expenses represent non-recurring expenses associated with completion of the KB acquisition and consist primarily of investment banker fees, various compensation-related expenses, legal fees, early termination fees relating to various contracts and system conversion expenses. Merger expenses totaled $18.1 million and $18.5 million for the three and six month periods ended June 30, 2021.

An early termination fee of $474,000 was recorded during the second quarter of 2021 in relation to the pre-payment of FHLB advances totaling $14 million prior to their respective contractual maturities. Bancorp chose to payoff these term advances, with a weighted average cost of 2.03%, due to its excess liquidity driven by the substantial deposit growth it achieved over the past 12 months, combined with the near-term outlook for low interest rates.

Other non-interest expenses increased $618,000, or 62%, and $912,000, or 51%, for the three and six month periods ended June 30, 2021, as compared to the same periods of 2020. These increases are attributed mainly to large credits to expense associated with a gain on a bank-owned property sold in the first quarter of 2020 and the reversal of an accrual in the second quarter of 2020 related to a potential IRS penalty that was ultimately dismissed. Other non-interest expense related to the KB acquisition totaled $223,000 for the three and six month periods ended June 30, 2021.

Income Tax Expense

A comparison of income tax expense and ETR follows:

	Three months ended June 30,				Six months ended June 30,
(dollars in thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change

Income before income tax expense	$5,048	$15,716	$(10,668)	(68)%	$33,219	$31,198	$2,021	6%
Income tax expense	864	2,348	(1,484)	(63)	6,325	4,598	1,727	38
Effective tax rate	17.1%	14.9%			19.0%	14.7%

Fluctuations in the ETR are primarily attributed to the following:

●

Bancorp invests in certain partnerships that yield federal income tax credits. Taken as a whole, the tax benefit of these investments exceeds amortization expense, resulting in a positive impact on net income. The timing and magnitude of these transactions may vary widely from period to period. The ETR for 2020 included the anticipated full year benefit of a large historic tax credit project that was completed in December of last year, serving to reduce the ETR by 5.9% for the six months ended June 30, 2020.

●

The stock based compensation component of the ETR fluctuates consistent with the level of SAR exercise activity. The six months ended June 30, 2021 reflected significantly more exercise activity as compared to the same period of 2020, serving to reduce the overall ETR by 3.2%.

●

The state of Kentucky passed legislation in 2019 that required financial institutions to transition from a capital based franchise tax to the Kentucky corporate income tax beginning in 2021 and allows entities filing a combined Kentucky income tax return to share certain tax attributes, including net operating loss carryforwards. These changes served to increase the ETR 3.1% for the six months ended June 30, 2021.

●	The Captive is anticipated to lower Bancorp’s ETR by approximately 1% on a 12 month basis.

Financial Condition – June 30, 2021 Compared to December 31, 2020

Overview

Total assets increased $1.5 billion, or 32%, to $6.1 billion at June 30, 2021 from $4.6 billion at December 31, 2020. Total assets of $1.3 billion were added as a result of the KB acquisition, including total loans of $755 million and total AFS debt securities of $396 million. In addition, goodwill of $124 million was recorded in relation to the transaction. Further, total loans (excluding loans added through the acquisition and the PPP portfolio) grew $122 million between December 31, 2020 and June 30, 2021.

Total liabilities increased $1.3 billion, or 30%, to $5.4 billion at June 30, 2021 from $4.2 billion at December 31, 2020. Total liabilities of $1.2 billion were assumed as a result of the KB acquisition, including total deposits of $1.0 billion. Excluding deposits assumed through the acquisition, deposit balances remained at record levels as of June 30, 2021, as federal stimulus efforts have bolstered personal and commercial deposits and uncertainty surrounding the pandemic has resulted in Bancorp’s customer base maintaining higher balances in general over the past several months.

Cash and Cash Equivalents

Cash and cash equivalents increased $222 million, or 70%, ending at $540 million at June 30, 2021 compared to $318 million at December 31, 2020. The average balance of cash and cash equivalents increased $55 million, or 20%, over the past twelve months. Bancorp continues to maintain higher levels of liquidity attributable to the PPP, growth in deposits and the overall interest rate environment.

AFS Debt Securities

AFS debt securities increased $420 million, or 72%, to $1.0 billion at June 30, 2021 compared to $587 million at December 31, 2020. AFS debt securities totaling $396 million were added as a result of the KB acquisition, approximately $91 million of which were sold shortly after acquisition. In addition, Bancorp continued actively growing the investment securities portfolio during the first six months of 2021 in an effort to deploy a portion of excess liquidity, a strategy enacted in the latter half of 2020, by purchasing $202 million of AFS debt securities for the six months ended June 30, 2021. Partially offsetting growth associated with purchasing activity was scheduled amortization and elevated prepayment activity, largely within the MBS portfolio, as well as market depreciation stemming largely from an upward move in the interest rate environment experienced over the first half of 2021.

Premises and Equipment

Premises and equipment are presented on the consolidated balance sheets net of related depreciation on the respective assets as well as fair value adjustments associated with purchase accounting. As result of the KB acquisition, which added 19 locations throughout central and eastern Kentucky, premises and equipment increased $20 million, or 34%, to $78 million at June 30, 2021 from $58 million at December 31, 2020.

Goodwill

At June 30, 2021, Bancorp had $137 million in goodwill recorded on its balance sheet, including $124 million recorded during the second quarter of 2021 associated with the acquisition of KB. As permitted under GAAP, management has up to 12 months following the date of acquisition to finalize the fair values of the acquired assets and assumed liabilities related to the KB acquisition. During this measurement period, Bancorp may record subsequent adjustments to goodwill for provisional amounts recorded at the acquisition date.

BOLI

Bank-owned life insurance assets increased $19 million, or 58%, to $52 million at June 30, 2021, compared to $33 million at December 31, 2020, the increase stemming directly from life insurance assets added as a result of the KB acquisition.

Other Assets and Other Liabilities

Other assets increased $16 million, or 22%, to $87 million at June 30, 2021. Other liabilities increased $4 million, or 4%, to $91 million at June 30, 2021, from $88 million at December 31, 2020.

The increase for other assets was attributed mainly to appreciation in the market value of interest rate swaps, MSR assets added as a result of the KB acquisition, additional investment in tax credit partnerships and increased pre-paid expenses associated with technological equipment and services. The increase for other liabilities was marginal between December 31, 2020 and June 30, 2021.

As of June 30, 2021, Bancorp did not incur any impairment with respect to its other intangible assets (MSRs and CDIs) or other long-lived assets.

Loans

Composition of loans, net of deferred fees and costs, by primary loan portfolio class follows:

(dollars in thousands)	June 30, 2021	December 31, 2020	$ Change	% Change

Commercial real estate - non-owner occupied	$1,170,461	$833,470	$336,991	40%
Commercial real estate - owner occupied	604,120	508,672	95,448	19%
Total commercial real estate	1,774,581	1,342,142	432,439	32%

Commercial and industrial - term	544,316	525,776	18,540	4%
Commercial and industrial - term - PPP	377,021	550,186	(173,165)	-31%
Commercial and industrial - lines of credit	327,990	276,646	51,344	19%
Total commercial and industrial	1,249,327	1,352,608	(103,281)	-8%

Residential real estate - owner occupied	377,783	239,191	138,592	58%
Residential real estate - non-owner occupied	273,782	140,930	132,852	94%
Total residential real estate	651,565	380,121	271,444	71%

Construction and land development	281,149	291,764	(10,615)	-4%
Home equity lines of credit	142,468	95,366	47,102	49%
Consumer	78,171	44,606	33,565	75%
Leases	14,171	14,786	(615)	-4%
Credits cards	14,960	10,203	4,757	47%
Total loans (1)	$4,206,392	$3,531,596	$674,796	19%

(1) Total loans are presented inclusive of premiums, discounts, and net loan origination fees and costs.

Composition of loans, net of deferred fees and costs, by primary loan portfolio class and bifurcated between Bancorp’s historic loan portfolio and the loan portfolio acquired through the KB acquisition follows:

	As of June 30, 2021
(dollars in thousands)	Bancorp	KB	Total

Commercial real estate - non-owner occupied	$907,373	$263,088	$1,170,461
Commercial real estate - owner occupied	544,476	59,644	604,120
Total commercial real estate	1,451,849	322,732	1,774,581

Commercial and industrial - term	489,961	54,355	544,316
Commercial and industrial - term - PPP	360,697	16,324	377,021
Commercial and industrial - lines of credit	304,393	23,597	327,990
Total commercial and industrial	1,155,051	94,276	1,249,327

Residential real estate - owner occupied	291,875	85,908	377,783
Residential real estate - non-owner occupied	123,188	150,594	273,782
Total residential real estate	415,063	236,502	651,565

Construction and land development	264,577	16,572	281,149
Home equity lines of credit	90,937	51,531	142,468
Consumer	59,377	18,794	78,171
Leases	14,171	-	14,171
Credits cards	12,940	2,020	14,960
Total loans (1)	$3,463,965	$742,427	$4,206,392

(1) Total loans are presented inclusive of premiums, discounts, and net loan origination fees and costs.

Total loans increased $675 million, or 19%, from December 31, 2020 to June 30, 2021. Loans totaling $755 million were added as a result of the KB acquisition, with outstanding acquired loan balances ending at $742 million as of June 30, 2021, resulting largely from forgiveness activity in the acquired PPP portfolio.

Excluding the loan portfolio acquired through the KB acquisition, loan contraction of $68 million, or 2%, was experienced between December 31, 2020 and June 30, 2021, as significant forgiveness activity resulted in PPP portfolio balances declining $189 million, or 34%, during the first six months of 2021. Partially offsetting the large decline in PPP balances was growth $110 million, or 8%, and $35 million, or 9%, within the CRE and residential real estate portfolios, respectively. Solid loan production for the first six months of 2021 drove the increase for the CRE portfolio, while the strategic retention of a portion of qualified secondary market single family residential real estate loan production from the mortgage banking department drove the increase for the residential real estate portfolio.

While showing some improvement at the end of the second quarter, line of credit usage remained depressed through the first six months of 2021, as the availability of the more favorable PPP lending facility continued to disparage utilization until the program expired on May 31, 2021. Overall, total line of credit usage did increase to 39.2% at June 30, 2021 compared to 38.0% at December 31, 2020 and 38.6% at June 30, 2020, but usage remains well below historical norms, particularly within the C&I portfolio. C&I line of credit usage

PPP loans of $377 million ($389 million gross of unamortized deferred fees and costs) were outstanding at June 30, 2021, including $17 million ($16 million gross of unamortized deferred fees and costs) added as a result of the KB acquisition. Bancorp has $11.6 million in net unrecognized fees related to the PPP as of June 30, 2021, which would be recognized immediately once the loans are paid off or forgiven by the SBA. The timing of such forgiveness is expected to have a major impact on operating results for the remainder of 2021 and into early to mid-2022.

Bancorp originated $637 million PPP loans ($657 million gross of unamortized fees and costs) as part of round one of the program, which expired in August of 2020. As of June 30, 2021, 82% of the dollars originated in round one have been forgiven and $54 million is in process of being forgiven (equating to future total forgiveness of 92%). In addition, approximately 95% of the $19.6 million in fee income received for round one originations has been recognized life to date. These borrowers are required to begin making payments in July, which will likely further accelerate forgiveness submissions in the coming months.

Bancorp originated $250 million ($261 million gross of unamortized deferred fees and costs) as part of round two of the PPP program, which expired May 31, 2021. As of June 30, 2021, 3% of the dollars originated have been forgiven and 11% of the fees received for the second round of the program have been recognized life to date. As second round borrowers are not required to make payments for 16 months, it is probable that a significant portion of the borrowing base will seek forgiveness in early to mid-2022 in connection with tax return preparation.

In accordance with Section 4013 of the CARES Act and in response to requests from borrowers who experienced business interruptions related to the pandemic, Bancorp extended payment deferrals for those affected borrowers. Depending on the demonstrated need of the customer, Bancorp deferred either the full loan payment or the principal-only portion of respective loan payments for 90 or 180 days for some borrowers directly impacted by the pandemic. As of June 30, 2021 outstanding full payment loan deferrals totaled $8 million, representing 0.21% of the loan portfolio (excluding PPP loans), down from $37 million, or 1.24% of total loans (excluding PPP loans), at December 31, 2020.

Bancorp’s credit exposure is diversified with secured and unsecured loans to individuals and businesses. No specific industry concentration exceeds 10% of loans outstanding. While Bancorp has a diversified loan portfolio, a customer’s ability to honor contracts is somewhat dependent upon the economic stability and/or industry in which that customer does business. Loans outstanding and related unfunded commitments are primarily concentrated within Bancorp’s current market areas, which encompass Louisville, Kentucky, central and eastern Kentucky, Indianapolis, Indiana and Cincinnati, Ohio.

Bancorp occasionally enters into loan participation agreements with other banks to diversify credit risk. For certain participation loans sold, Bancorp has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their ownership share of the loan without permission from Bancorp. GAAP requires the participated portion of these loans to be recorded as secured borrowings. These participated loans are included in the C&I and CRE loan portfolio segments with a corresponding liability recorded in other liabilities. At June 30, 2021 and December 31, 2020, the total participated portion of loans of this nature totaled $5 million and $10 million, respectively.

Non-performing Loans and Non-performing Assets

Information summarizing non-performing loans and assets follows:

(dollars in thousands)	June 30, 2021	December 31, 2020

Non-accrual loans	$12,814	$12,514
Troubled debt restructurings	14	16
Loans past due 90 days or more and still accruing	1,050	649
Total non-performing loans	13,878	13,179

Other real estate owned	648	281
Total non-performing assets	$14,526	$13,460

Non-performing loans to total loans	0.33%	0.37%
Non-performing loans to total loans (excluding PPP)	0.36%	0.44%
Non-performing assets to total assets	0.24%	0.29%
ACL for loans to total non-performing loans	428%	394%

See the section titled “Non-GAAP Financial Measures” for reconcilement of non-GAAP to GAAP measures.

In total, non-performing assets as of June 30, 2021 were comprised of 63 loans, ranging in individual amounts up to $7 million, one accruing TDR loan and foreclosed real estate held for sale. Foreclosed real estate held at June 30, 2021 included five residential real estate properties. Non-performing assets totaling $3.4 million were added as a result of the KB acquisition, including foreclosed real estate held for sale of $580,000.

The following table presents the recorded investment in non-accrual loans by portfolio:

(in thousands)	June 30, 2021	December 31, 2020

Commercial real estate - non-owner occupied	$9,100	$10,278
Commercial real estate - owner occupied	696	1,403
Total commercial real estate	9,796	11,681

Commercial and industrial - term	900	6
Commercial and industrial - lines of credit	—	88
Total commercial and industrial	900	94

Residential real estate - owner occupied	1,591	413
Residential real estate - non-owner occupied	154	101
Total residential real estate	1,745	514

Construction and land development	—	—
Home equity lines of credit	366	221
Consumer	7	4
Leases	—	—
Credit cards - commercial	—	—
Total non-accrual loans	$12,814	$12,514

As of June 30, 2021, non-accrual loans totaled $12.8 million, including $2.8 million added as a result of the KB acquisition. Excluding non-accrual loans added as a result of the acquisition, total non-accrual loans decreased $2.5 million between December 31, 2020 and June 30, 2021 as a result of the partial charge off of a large non-accrual CRE relationship that was fully reserved for in 2020 (and thus had no income statement impact for 2021).

The following table presents the amortized cost basis of non-performing loans and the amortized cost basis of loans on non-accrual status for which there were no related ACL losses:

(in thousands)	June 30, 2021	December 31, 2020

Commercial real estate - non-owner occupied	$6,634	$186
Commercial real estate - owner occupied	155	1,048
Total commercial real estate	6,789	1,234

Commercial and industrial - term	94	6
Commercial and industrial - lines of credit	—	88
Total commercial and industrial	94	94

Residential real estate - owner occupied	—	413
Residential real estate - non-owner occupied	—	101
Total residential real estate	—	514

Construction and land development	—	—
Home equity lines of credit	—	221
Consumer	—	4
Leases	—	—
Credit cards - commercial	—	—
Total	$6,883	$2,067

The increase in non-performing and non-accrual loans for which there were no related ACL losses stemmed from the partial charge off of the large non-accrual CRE relationship noted above, which was fully reserved for in 2020. The remaining balance of the loan no longer has an associated reserve.

Delinquent Loans

Delinquent loans (consisting of all loans 30 days or more past due) totaled $18 million at June 30, 2021 compared to $17 million at December 31, 2020, including $5 million of delinquent loans added as a result of the KB acquisition. Delinquent loans to total loans were 0.42% and 0.48% at June 30, 2021 and December 31, 2020, respectively. Delinquent loans to total loans (excluding PPP loans) were 0.47% at June 30, 2021 compared to 0.57% at December 31, 2020.

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

The following table sets forth the ACL by category of loan:

	June 30, 2021			December 31, 2020
(dollars in thousands)	Allocated Allowance	% of Total ACL	ACL to Total Loans (1)	Allocated Allowance	% of Total ACL	ACL to Total Loans (1)

Commercial real estate - non-owner occupied	$19,747	33%	1.69%	$19,396	37%	2.33%
Commercial real estate - owner occupied	9,548	16%	1.58%	6,983	13%	1.37%
Total commercial real estate	29,295	49%	1.65%	26,379	50%	1.97%

Commercial and industrial - term (1)	9,748	16%	1.79%	8,970	17%	1.71%
Commercial and industrial - lines of credit	5,240	9%	1.60%	3,614	7%	1.31%
Total commercial and industrial	14,988	25%	1.72%	12,584	24%	1.57%

Residential real estate - owner occupied	4,350	7%	1.15%	3,389	7%	1.42%
Residential real estate - non-owner occupied	3,422	6%	1.25%	1,818	3%	1.29%
Total residential real estate	7,772	13%	1.19%	5,207	10%	1.37%

Construction and land development	5,193	9%	1.85%	6,119	12%	2.10%
Home equity lines of credit	1,230	2%	0.86%	895	2%	0.94%
Consumer	572	1%	0.73%	340	1%	0.76%
Leases	232	1%	1.64%	261	1%	1.77%
Credit cards	142	0%	0.95%	135	0%	1.32%
Total	$59,424	100%	1.55%	$51,920	100%	1.74%

(2) Excludes the PPP loan portfolio, which was not reserved for based on the underlying 100% SBA guarantee. The allowance allocated for the commercial & industrial –term segment includes $813,000 related to PCD PPP loans.

Bancorp’s ACL on loans was $59 million as of June 30, 2021 compared to $52 million as of December 31, 2020. The change in the ACL on loans was driven by a number of competing factors, which resulted in the $7.5 million, or 14%, increase experienced for the first six months of 2021. Acquisition-related activity was responsible for a total increase to the ACL on loans of $14 million, comprised of a $7 million day one adjustment for specific reserves placed on acquired PCD loans (offset to goodwill) and $7 million of provision expense related to the remaining acquired non-PCD loan portfolio. Partially offsetting the acquisition-related increases was a net reduction of the ACL on loans of $3.9 million for the first six months of 2021 stemming from a normalized unemployment forecast and general improvement in other underlying CECL model factors compared to recent periods. Further reducing the ACL on loans, net charge offs of $2.7 million for the period were driven by the charge off of $3.1 million relating to a CRE relationship that was fully reserved for in 2020 (and thus had no 2021 income statement impact), which was partially offset by a $555,000 recovery on a note acquired in the 2019 KSB acquisition that had been charged off in 2020.

The FRB’s Seasonally Adjusted National Civilian Unemployment Rate is the primary loss driver within Bancorp’s CECL model and has steadily improved over the past several months after spiking to 14.8% in April of 2020, standing at 5.9% as of June 30, 2021. The pandemic has had a material impact on Bancorp’s quarterly ACL on loans calculations. While Bancorp has not yet experienced credit quality issues resulting in charge-offs related to the pandemic, the ACL on loans calculation and resulting credit loss expense is significantly impacted by changes in forecasted economic conditions. Should the forecast for economic conditions worsen, Bancorp could experience further increases in its required ACL on loans and record additional credit loss expense. While the execution of payment deferrals under the CARES ACT has assisted credit quality ratios, it is possible that asset quality could worsen at future measurement periods if the effects of the pandemic are prolonged.

While separate from the ACL on loans and recorded in other liabilities on the consolidated balance sheets, the ACL for off balance sheet credit exposures also experienced a decrease between December 31, 2020 and June 30, 2021. A net benefit was recorded for provision for credit losses on off balance sheet exposures during the first six months of 2021, as nearly all applicable loan segments experienced declines in their reserve loss percentage consistent with generally improving model factors and improvement in line of credit utilization was experienced during the second quarter of 2021. The ACL for off balance sheet credit exposures stood at $4.8 million as of June 30, 2021 compared to $5.4 million as of December 31, 2020.

Deposits

(dollars in thousands)	June 30, 2021	December 31, 2020	$ Change	% Change

Non-interest bearing demand deposits	$1,743,953	$1,187,057	$556,896	47%

Interest bearing deposits:
Interest bearing demand	1,667,562	1,355,985	311,577	23%
Savings	397,874	208,774	189,100	91%
Money market	970,590	844,414	126,176	15%

Time deposits of $250 thousand or more	91,203	73,065	18,138	25%
Other time deposits	388,924	319,339	69,585	22%
Total time deposits	480,127	392,404	87,723	22%

Total interest bearing deposits	3,516,153	2,801,577	714,576	26%

Total deposits (1)	$5,260,106	$3,988,634	$1,271,472	32%

(1)    Includes $49 million and $25 million in brokered deposits as of June 30, 2021 and December 31, 2020, respectively.

Composition of deposits, bifurcated between Bancorp’s historic deposit portfolio and the deposit portfolio acquired through the KB acquisition follows:

	As of June 30, 2021
(dollars in thousands)	SYB	KB	Total

Non-interest bearing demand deposits	$1,389,656	$354,297	$1,743,953

Interest bearing deposits:
Interest bearing demand	1,405,534	262,028	1,667,562
Savings	241,597	156,277	397,874
Money market	874,378	96,212	970,590

Time deposits of $250 thousand or more	65,412	25,791	91,203
Other time deposits(1)	263,382	125,542	388,924
Total time deposits	328,794	151,333	480,127

Total interest bearing deposits	2,850,303	665,850	3,516,153

Total deposits	$4,239,959	$1,020,147	$5,260,106

Total deposits increased $1.3 billion, or 32%, from December 31, 2020 to June 30, 2021. Deposits totaling $1.0 billion were assumed as a result of the KB acquisition. Excluding the deposits acquired through the KB acquisition, deposits grew $251 million, or 6%, during the first six months of 2021, with non-interest bearing balances representing $203 million of the increase. Average deposit balances have increased $908 million, or 27%, over the past 12 months, as federal programs such as the PPP, stimulus checks and enhanced unemployment benefits drove both ending and average deposit balances to record levels as of June 30, 2021 in addition to deposits added as a result of the acquisition, which contributed $112 million of the increase.

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

SSUARs totaled $64 million and $48 million at June 30, 2021 and December 31, 2020, respectively, as SSUAR totaling $11 million were assumed as part of the KB acquisition. The remaining increase in SSUAR is consistent with the general trend of customers maintaining elevated deposit balances.

FHLB Advances

FHLB advances decreased $22 million, or 68%, between December 31, 2020 and June 30, 2021 due to maturing advances not being renewed or replaced in addition to elective pay offs. During the first quarter of 2021, $4 million advances were paid off prior to maturity without penalty. During the second quarter of 2021, Bancorp paid off $14 million of term advances, with a weighted average cost of 2.03%, prior to their maturity incurring an early-termination fee of $474,000. Bancorp based this decision on its excess liquidity position driven by the substantial deposit growth it achieved during 2020 and the first half of 2021, combined with the then near-term outlook for low interest rates. Bancorp believes it will substantially “earn back” the early termination penalty through lower interest expense over the next two years assuming short-term interest rates remain at current low levels.

As a result of the KB acquisition, FHLB advances totaling $91 million were assumed and paid off immediately upon acquisition based on lack of necessity and current levels of excess liquidity. Early termination penalties totaling $2.5 million were incurred as a result of the payoffs, but had no income statement impact for the three and six month periods ended June 30, 2021 due to the fair value adjustment recorded through goodwill at acquisition.

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

Bancorp’s most liquid assets are comprised of cash and due from banks, FFS and AFS debt securities. FFS and interest bearing deposits totaled $482 million and $275 million at June 30, 2021 and December 31, 2020, respectively. The large increase in FFS and interest bearing deposits experienced over the first six months of 2021 is attributed largely to PPP forgiveness activity, as cash received for the forgiveness of these notes has outpaced efforts to invest cash through the typical avenues, such as loan production and AFS debt security purchases. FFS normally have overnight maturities while interest-bearing deposits in banks are accessible on demand. These investments are used for general daily liquidity purposes.

The fair value of the AFS debt security portfolio was $1.0 billion and $587 million at June 30, 2021 and December 31, 2020, respectively. The $420 million, or 72%, increase experienced over the first six months of 2021 is attributed to the KB acquisition and the strategic, aggressive growth of portfolio through security purchases in an effort to deploy excess liquidity. The portfolio includes maturities of $35 million and cash flows on amortizing AFS debt securities of approximately $218 million (based on assumed prepayment speeds as of June 30, 2021) expected over the next twelve months. Combined with FFS and interest bearing deposits from banks, AFS debt securities offer substantial resources to meet either loan growth or reductions in Bancorp’s deposit funding base. Bancorp pledges portions of its investment securities portfolio to secure public funds, cash balances of certain WM&T accounts and SSUAR. At June 30, 2021, total investment securities pledged for these purposes comprised 67% of the AFS debt securities portfolio, leaving approximately $331 million of unpledged AFS debt securities.

Bancorp has a large base of core customer deposits, defined as time deposits less than or equal to $250,000, demand, savings, money market deposit accounts and excludes brokered deposits. At June 30, 2021, such deposits totaled $5.1 billion and represented 97% of Bancorp’s total deposits, as compared with $3.9 billion, or 98% of total deposits at December 31, 2020. Because these core deposits are less volatile and are often tied to other products of Bancorp through long lasting relationships, they do not place undue pressure on liquidity. However, many of Bancorp’s individual depositors are currently maintaining historically high balances. These excess balances may be more sensitive to market rates, with potential decreases possibly straining Bancorp’s liquidity position.

As of June 30, 2021 and December 31, 2020, Bancorp held brokered deposits totaling $49 million and $25 million, respectively, the increase resulting from brokered deposits added as a result of the KB acquisition.

Included in total deposit balances at June 30, 2021 are $535 million in public funds generally comprised of accounts with local government agencies and public school districts in the markets in which Bancorp operates, including public funds deposits totaling $187 million added as a result of the KB acquisition. Bancorp consider these to be long-term relationships.

Bancorp is a member of the FHLB of Cincinnati. As a member of the FHLB, Bancorp has access to credit products of the FHLB. Bancorp views these borrowings as a potential low cost alternative to brokered deposits. At June 30, 2021 and December 31, 2020, available credit from the FHLB totaled $875 million and $804 million, respectively. The increase in available credit over the first six months of 2021 is due to increases in both eligible loans (those pledged for collateral-based borrowing capacity), the eligibility factor used by FHLB (used to calculate collateral-based borrowing capacity) and the payoff of advances prior to maturity during the first half of 2021. See the footnote titled “FHLB Advances” for additional detail.  Additionally, Bancorp had unsecured available FFP lines with correspondent banks totaling $80 million at both June 30, 2021 and December 31, 2020.

During the normal course of business, Bancorp enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through Bancorp’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of Bancorp’s liquidity.

Bancorp’s principal source of cash revenue is dividends paid to it as the sole shareholder of the Bank. As discussed in the footnote titled “Commitments and Contingent Liabilities,” as of January 1st of any year, the Bank may pay dividends in an amount equal to the Bank’s net income of the prior two years less any dividends paid for the same two years. At June 30, 2021, the Bank could pay an amount equal to $21 million in dividends to Bancorp without regulatory approval subject to ongoing capital requirements of the Bank.

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

Bancorp provides customers with off-balance sheet credit support through loan commitments and standby letters of credit. Unused loan commitments increased $238 million as of June 30, 2021 compared to December 31, 2020, $183 million of which was attributed to the KB acquisition. Total average line of credit utilization improved to 39.2% at June 30, 2021 as compared to 38.0% at December 31, 2020 and 38.6% at June 30, 2020. While improving over the prior quarter, depressed C&I line of credit usage has driven the dramatic decline in utilization experienced over the past year as customers took advantage of the more favorable financing provided by the PPP. For reference, C&I line of credit utilization was 29.1% as of June 30, 2021 compared to the pre-pandemic average of 43.9% experienced in 2019.

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

The ACL on off balance sheet credit exposures, which is separate from the ACL on loans and recorded in other liabilities on the consolidated balance sheets, stood at $4.8 million and $5.4 million as of June 30, 2021 and December 31, 2020, respectively. A net benefit of $825,000 was recorded as provision for credit losses on off balance sheet exposures during the first six months of 2021, as nearly all applicable loan segments experienced declines in their reserve loss percentage consistent with generally improving model factors.

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

Capital

At June 30, 2021, stockholders’ equity totaled $651 million, representing an increase of $210 million, or 48%, compared to December 31, 2020. The large increase over the first six months of 2021 was attributed mainly to stock issued in relation to the KB acquisition, which totaled $205 million. Further, net income of $26.9 million was partially offset by a larger negative change in AOCI and dividends declared during the first six months of 2021. AOCI consists of net unrealized gains or losses on AFS debt securities and hedging instruments, as well as a minimum pension liability, each net of income taxes. AOCI declined $7 million from December 31, 2020 to June 30, 2021, with the fluctuation stemming from the changing interest rate environment and corresponding valuation of the AFS debt securities portfolio. See the “Consolidated Statement of Changes in Stockholders’ Equity” for further detail of changes in equity.

In May 2021, Bancorp’s Board of Directors extended its share repurchase program authorizing the repurchase of up to 1 million shares, or approximately 4% of Bancorp’s total common shares outstanding at the time. The plan, which will expire in May 2023 unless otherwise extended or completed at an earlier date, does not obligate Bancorp to repurchase any specific dollar amount or number of shares prior to the plan’s expiration. Based on economic developments over the past year and the increased importance of capital preservation, no shares were repurchased in 2020 nor the first six months of 2021. Approximately 741,000 shares remain eligible for repurchase under the current repurchase plan.

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

The following table sets forth consolidated Bancorp’s and the Bank’s risk based capital ratios:

	June 30, 2021	December 31, 2020

Total risk-based capital(1)
Consolidated	12.80%	13.36%
Bank	12.46	12.99

Common equity tier 1 risk-based capital(1)
Consolidated	11.79	12.23
Bank	11.44	11.85

Tier 1 risk-based capital(1)
Consolidated	11.79	12.23
Bank	11.44	11.85

Leverage(2)
Consolidated	10.26	9.57
Bank	9.95	9.26

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

Additionally, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, Bancorp and the Bank must hold a 2.5% capital conservation buffer composed of Common Equity Tier 1 Risk-Based Capital above the minimum risk-based capital requirements for the Common Equity Tier 1 Risk-Based Capital ratio, Tier 1 Risk-Based Capital ratio and Total Risk-Based Capital ratio necessary to be considered adequately-capitalized. At June 30, 2021, the adequately-capitalized minimums, including the capital conservation buffer, were a 6.0% Common Equity Tier 1 Risk-Based Capital ratio, 8.5% Tier 1 Risk-Based Capital ratio and 10.5% Total Risk-Based Capital ratio.

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

(dollars in thousands, except per share data)	June 30, 2021	December 31, 2020

Total stockholders' equity - GAAP (a)	$651,089	$440,701
Less: Goodwill	(136,529)	(12,513)
Less: Core deposit intangible	(5,162)	(1,962)
Tangible common equity - Non-GAAP (b)	$509,398	$426,226

Total assets - GAAP (c)	$6,088,072	$4,608,629
Less: Goodwill	(136,529)	(12,513)
Less: Core deposit intangible	(5,162)	(1,962)
Tangible assets - Non-GAAP (d)	$5,946,381	$4,594,154

Total stockholders' equity to total assets - GAAP (a/c)	10.69%	9.56%
Tangible common equity to tangible assets - Non-GAAP (b/d)	8.57%	9.28%

Total shares outstanding (e)	26,588	22,692

Book value per share - GAAP (a/e)	$24.49	$19.42
Tangible common equity per share - Non-GAAP (b/e)	19.16	18.78

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

(dollars in thousands)	June 30, 2021	December 31, 2020
Total loans - GAAP (a)	$4,206,392	$3,531,596
Less: PPP loans	(377,021)	(550,186)
Total non-PPP loans - Non-GAAP (b)	$3,829,371	$2,981,410

ACL on loans (c)	$59,424	$51,920
Non-performing loans (d)	13,878	13,179
Delinquent loans (e )	17,855	16,939

ACL on loans to total loans - GAAP (c/a)	1.41%	1.47%
ACL on loans to total loans - Non-GAAP (c/b)	1.55%	1.74%

Non-performing loans to total loans - GAAP (d/a)	0.33%	0.37%
Non-performing loans to total loans - Non-GAAP (d/b)	0.36%	0.44%

Delinquent loans to total loans - GAAP (e/a)	0.42%	0.48%
Delinquent loans to total loans - Non-GAAP (e/b)	0.47%	0.57%

The efficiency ratio, a non-GAAP measure, equals total non-interest expenses divided by the sum of net interest income FTE and non-interest income. The ratio excludes net gains (losses) on sales, calls, and impairment of investment securities, if applicable. In addition to the efficiency ratio, Bancorp considers an adjusted efficiency ratio. Bancorp believes it is important because it provides a comparable ratio after eliminating the fluctuation in non-interest expenses related to amortization of investments in tax credit partnerships and non-recurring merger expenses.

Net interest income on a FTE basis includes the additional amount of interest income that would have been earned if investments in certain tax-exempt interest earning assets had been made in assets subject to federal, state and local taxes yielding the same after-tax income.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Total non-interest expenses - GAAP (a)	$48,177	$23,409	$73,150	$46,984
Less: Non-recurring merger expenses	$(18,100)	$-	$(18,500)	$-
Less: Amortization of investments in tax credit partnerships	(231)	(53)	(262)	(89)
Total non-interest expenses - Non-GAAP (b)	$29,846	$23,356	$54,388	$46,895

Total net interest income, FTE	$41,661	$33,573	$79,535	$66,066
Total non-interest income	15,788	12,622	29,632	25,158
Less: Gain/loss on sale of securities	—	—	—	—
Total revenue - GAAP (c )	$57,449	$46,195	$109,167	$91,224

Efficiency ratio - GAAP (a/c)	83.86%	50.67%	67.01%	51.50%
Efficiency ratio - Non-GAAP (b/c)	51.95%	50.56%	49.82%	51.41%

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

PART II – OTHER INFORMATION

Item 1.          Legal Proceedings.

On April 9, 2021, a lawsuit was filed by a purported shareholder of Kentucky Bancshares, Inc. (“KBI”) in the Circuit Court of Bourbon County, Kentucky challenging our proposed merger with KBI.  The complaint, captioned Paul Parshall v. Kentucky Bancshares, Inc. et al. (Case No. 21-CI-00109), named as defendants KBI, the KBI board of directors, Stock Yards Bancorp, Inc. and H. Meyer Merger Subsidiary, Inc., a wholly-owned subsidiary of Stock Yards Bancorp (“Merger Sub”).  The complaint alleged, among other things, that the individual defendants breached their fiduciary duties as directors of KBI in connection with their consideration and approval of the proposed merger transaction and caused materially misleading and incomplete information regarding the proposed transaction to be disseminated to the KBI shareholders in violation of their fiduciary duty of disclosure.  The complaint further asserted that KBI, Stock Yards Bancorp and Merger Sub aided and abetted the alleged breaches of fiduciary duty by the directors of KBI in connection with the proposed transaction.  The complaint sought, among other relief, preliminary and permanent injunctions to prevent the defendants from proceeding with, consummating or closing the proposed transaction unless and until KBI provided all material information to KBI shareholders to allow them to make a fully informed voting or appraisal decision with respect to the proposed transaction and adopted and implemented a procedure or process to obtain a merger agreement providing the best available terms for the KBI shareholders. Stock Yards Bancorp, KBI and the KBI board of directors believed the claims asserted in the lawsuit were without merit. On April 28, 2021, Stock Yards Bancorp and Merger Sub, with the consent of the other defendants, filed a Notice of Removal with the U.S. District Court for the Eastern District of Kentucky, Central Division, to remove the case from Bourbon Circuit Court to the U.S. District Court (Case No. 5:21-CV-00108-REW) for all further proceedings.  On May 25, 2021, the plaintiff filed a Notice of Voluntary Dismissal with the U.S. District Court notifying the Court and the defendants that he was voluntarily dismissing the claims in this action without prejudice. The Court subsequently entered an order giving effect to the plaintiff’s voluntary dismissal and directing that the matter be struck from the Court’s docket, as dismissed.

On April 30, 2021, a lawsuit was filed by a purported shareholder of KBI in the U.S. District Court for the Southern District of New York challenging our proposed merger with KBI.  The complaint, captioned Alex Ciccotelli v. Kentucky Bancshares, Inc. et al. (Case No. 1:21-CV-03865-LAP), named as defendants KBI, the KBI board of directors, Stock Yards Bancorp and Merger Sub.  The complaint alleged, among other things, that the individual defendants violated Section 14(a) of the Securities Exchange Act of 1934 (the “1934 Act”) and Rule 14a-9 promulgated thereunder by disseminating a proxy statement/prospectus to the shareholders of KBI in connection with the proposed transaction that contained material misstatements and omissions and that KBI was liable as the issuer of those statements.  The complaint further asserted that the individual defendants and Stock Yards Bancorp were liable for the alleged misstatements and omissions in the proxy statement/prospectus by virtue of their actions as controlling persons of KBI within the meaning of Section 20(a) of the 1934 Act.  The complaint sought, among other relief, preliminary and permanent injunctions to prevent the defendants from proceeding with, consummating or closing the proposed transaction, an order directing the individual defendants to disseminate a proxy statement/prospectus that does not contain any material misstatements or omissions and, in the event defendants consummated the proposed transaction, an award of rescissionary damages.  Stock Yards Bancorp, KBI and the KBI board of directors believed the claims asserted in the lawsuit were without merit. On August 2, 2021, the plaintiff voluntarily dismissed the lawsuit.

Bancorp and the Bank are defendants in various other legal proceedings that arise in the ordinary course of business. There is no such proceeding pending or, to the knowledge of management, threatened in which an adverse decision could result in a material adverse change in the business or consolidated financial position of Bancorp or the Bank.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds.

The following table shows information relating to the repurchase of shares of common stock by Bancorp during the three months ended June 30, 2021.

	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Average price paid per share	Maximum number of shares that may yet be purchased under the plans or programs

April 1 - April 30	187	$51.39	—	$—
May 1 - May 31	845	43.36	—	—
June 1 - June 30	781	40.87	—	—

Total	1,813	$43.12	—	$43.12	741,196

(1)	Shares repurchased during the three month period ended June 30, 2021 represent shares withheld to pay taxes due.

Effective May 22, 2019, Bancorp’s Board of Directors approved a share repurchase program authorizing the repurchase of 1 million shares, or approximately 4% of Bancorp’s total common shares outstanding at the time. Stock repurchases are expected to be made from time to time on the open market or in privately negotiated transactions, subject to applicable securities laws. The plan, which was extended in May 2021 and will expire in May 2023 unless otherwise extended or completed at an earlier date, does not obligate the Company to repurchase any specific dollar amount or number of shares prior to the plan’s expiration. No shares were repurchased in 2020 nor the first quarter of 2021. Management does not intend to resume repurchasing in the near-term. Approximately 741,000 shares remain eligible for repurchase.

There were no equity securities of the registrant sold without registration during the quarter covered by this report.

Item 6.          Exhibits.

The following exhibits are filed or furnished as a part of this report:

Exhibit
Number	Description of exhibit
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 902 of the Sarbanes-Oxley Act

101	The following materials from Stock Yards Bancorp Inc.’s Form 10-Q Report for the quarterly period ended June 30, 2021 formatted in inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from Stock Yards Bancorp Inc.’s Form 10-Q Report for the quarterly period ended June 30, 2021 formatted in inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STOCK YARDS BANCORP, INC. (Registrant)

Date: August 6, 2021	By:	/s/ James A. Hillebrand James A. Hillebrand Chairman and CEO (Principal Executive Officer)

Date: August 6, 2021		/s/ T. Clay Stinnett T. Clay Stinnett EVP, Treasurer and CFO (Principal Financial Officer)