Form 10-Q
period 2021-09-30
Stock Yards Bancorp, Inc.
filed 2021-11-08
CIK 835324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

or

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

The number of shares outstanding of the registrant’s Common Stock, no par value, as of October 29, 2021, was 26,584,242.

GLOSSARY OF ABBREVIATIONS AND ACRONYMS

The acronyms and abbreviations identified in alphabetical order below are used throughout this Report on Form 10-Q:

Acronym or Term	Definition	Acronym or Term	Definition	Acronym or Term	Definition
ACH	Automatic Clearing House	EPS	Earnings Per Share	NPV	Net Present Value
AFS	Available for Sale	ETR	Effective Tax Rate	Net Interest Spread	Net Interest Spread (FTE)
APIC	Additional paid-in capital	EVP	Executive Vice President	NM	Not Meaningful
ACL	Allowance for Credit Losses	FASB	Financial Accounting Standards Board	OAEM	Other Assets Especially Mentioned
AOCI	Accumulated Other Comprehensive Income	FDIC	Federal Deposit Insurance Corporation	OCI	Other Comprehensive Income
ASC	Accounting Standards Codification	FFP	Federal Funds Purchased	OREO	Other Real Estate Owned
ASU	Accounting Standards Update	FFS	Federal Funds Sold	PPP	SBA Paycheck Protection Program
ATM	Automated Teller Machine	FFTR	Federal Funds Target Rate	PV	Present Value
AUM	Assets Under Management	FHA	Federal Housing Authority	PCD	Purchased Credit Deteriorated
Bancorp / the Company	Stock Yards Bancorp, Inc.	FHC	Financial Holding Company	PCI	Purchased Credit Impaired
Bank / SYB	Stock Yards Bank & Trust Company	FHLB	Federal Home Loan Bank of Cincinnati	Prime	The Wall Street Journal Prime Interest Rate
BOLI	Bank Owned Life Insurance	FHLMC	Federal Home Loan Mortgage Corporation	Provision	Provision for Credit Losses
BP	Basis Point - 1/100th of one percent	FICA	Federal Insurance Contributions Act	PSU	Performance Stock Unit
C&D	Construction and Development	FNMA	Federal National Mortgage Association	ROA	Return on Average Assets
Captive	SYB Insurance Company, Inc.	FRB	Federal Reserve Bank	ROE	Return on Average Equity
CARES Act	Coronavirus Aid, Relief and Economic Security Act	FTE	Fully Tax Equivalent	RSA	Restricted Stock Award
C&I	Commercial and Industrial	GAAP	United States Generally Accepted Accounting Principles	RSU	Restricted Stock Unit
CD	Certificate of Deposit	GLB Act	Gramm-Leach-Bliley Act	SAB	Staff Accounting Bulletin
CDI	Core Deposit Intangible	GNMA	Government National Mortgage Association	SAR	Stock Appreciation Right
CECL	Current Expected Credit Loss (ASC-326)	HELOC	Home Equity Line of Credit	SBA	Small Business Administration
CEO	Chief Executive Officer	ITM	Interactive Teller Machine	SEC	Securities and Exchange Commission
CFO	Chief Financial Officer	KB	Kentucky Bancshares, Inc. and Kentucky Bank	SSUAR	Securities Sold Under Agreements to Repurchase
Commonwealth	Commonwealth Bancshares, Inc. and Commonwealth Bank & Trust Company	KSB	King Bancorp, Inc. and King Southern Bank	SVP	Senior Vice President
COVID-19	Coronavirus Disease - 2019	LIBOR	London Interbank Offered Rate	TBOC	The Bank Oldham County
CRA	Community Reinvestment Act	Loans	Loans and Leases	TCE	Tangible Common Equity
CRE	Commercial Real Estate	MBS	Mortgage Backed Securities	TDR	Troubled Debt Restructuring
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act	MSA	Metropolitan Statistical Area	TPS	Trust Preferred Securities
DTA	Deferred Tax Asset	MSRs	Mortgage Servicing Rights	VA	U.S. Department of Veterans Affairs
DTL	Deferred Tax Liability	NASDAQ	The NASDAQ Stock Market, LLC	WM&T	Wealth Management and Trust
DCF	Discounted Cash Flow	NIM	Net Interest Margin (FTE)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2021 (unaudited) and December 31, 2020 (in thousands, except share data)

	September 30,	December 31,
	2021	2020
Assets
Cash and due from banks	$84,520	$43,179
Federal funds sold and interest bearing due from banks	500,421	274,766
Total cash and cash equivalents	584,941	317,945

Mortgage loans held for sale	10,201	22,547
Available for sale debt securities (amortized cost of $1,072,993 in 2021 and $574,722 in 2020, respectively)	1,070,148	586,978
Federal Home Loan Bank stock, at cost	9,376	11,284
Loans	4,189,117	3,531,596
Allowance for credit losses on loans	56,533	51,920
Net loans	4,132,584	3,479,676

Premises and equipment, net	77,350	58,015
Bank owned life insurance	52,802	33,250
Accrued interest receivable	13,749	13,094
Goodwill	135,830	12,513
Core deposit intangible	5,871	1,962
Other assets	88,336	71,365
Total assets	$6,181,188	$4,608,629

Liabilities
Deposits:
Non-interest bearing	$1,744,790	$1,187,057
Interest bearing	3,597,234	2,801,577
Total deposits	5,342,024	3,988,634

Securities sold under agreements to repurchase	74,406	47,979
Federal funds purchased	10,908	11,464
Federal Home Loan Bank advances	10,000	31,639
Accrued interest payable	398	391
Other liabilities	79,905	87,821
Total liabilities	5,517,641	4,167,928

Commitments and contingent liabilities (Footnote 11)	—	—

Stockholders’ equity
Preferred stock, no par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value. Authorized 40,000,000 shares; issued and outstanding 26,585,000 and 22,692,000 shares in 2021 and 2020, respectively	49,462	36,500
Additional paid-in capital	241,254	41,886
Retained earnings	375,462	353,574
Accumulated other comprehensive income (loss)	(2,631)	8,741
Total stockholders’ equity	663,547	440,701
Total liabilities and stockholders’ equity	$6,181,188	$4,608,629

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

For the three and nine months ended September 30, 2021 and 2020 (in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Interest income
Loans, including fees	$43,307	$33,844	$120,402	$101,692
Federal funds sold and interest bearing due from banks	208	54	358	673
Mortgage loans held for sale	53	173	175	359
Federal Home Loan Bank stock	83	56	204	197
Securities available for sale:
Taxable	3,206	1,973	8,245	6,434
Tax-exempt	91	44	184	177
Total interest income	46,948	36,144	129,568	109,532
Interest expense
Deposits	1,403	2,107	4,348	8,676
Securities sold under agreements to repurchase	6	7	16	31
Federal funds purchased and other short-term borrowings	5	2	11	33
Federal Home Loan Bank advances	51	333	301	1,123
Total interest expense	1,465	2,449	4,676	9,863
Net interest income	45,483	33,695	124,892	99,669
Provision for credit losses	(1,525)	4,968	1,147	17,918
Net interest income after credit loss expense	47,008	28,727	123,745	81,751
Non-interest income
Wealth management and trust services	7,128	5,657	20,234	17,601
Deposit service charges	1,768	998	3,945	3,081
Debit and credit card income	3,887	2,218	9,444	6,261
Treasury management fees	1,771	1,368	5,041	3,901
Mortgage banking income	915	1,979	3,662	4,447
Net investment product sales commissions and fees	780	431	1,789	1,288
Bank owned life insurance	275	172	642	527
Other	1,090	220	2,489	1,095
Total non-interest income	17,614	13,043	47,246	38,201
Non-interest expenses
Compensation	17,381	13,300	45,888	37,296
Employee benefits	3,662	2,853	10,290	8,891
Net occupancy and equipment	2,732	2,177	7,021	6,045
Technology and communication	3,173	2,323	8,189	6,385
Debit and credit card processing	1,479	649	3,160	1,908
Marketing and business development	1,011	523	2,357	1,548
Postage, printing and supplies	630	472	1,499	1,355
Legal and professional	700	544	1,828	1,795
FDIC insurance	387	435	1,141	894
Amortization of investments in tax credit partnerships	53	52	315	141
Capital and deposit based taxes	556	1,076	1,541	3,331
Merger expenses	525	-	19,025	-
Federal Home Loan Bank early termination penalty	-	-	474	-
Other	2,269	1,242	4,980	3,041
Total non-interest expenses	34,558	25,646	107,708	72,630
Income before income tax expense	30,064	16,124	63,283	47,322
Income tax expense	6,902	1,591	13,227	6,189
Net income	$23,162	$14,533	$50,056	$41,133
Net income per share, basic	$0.87	$0.64	$2.05	$1.82
Net income per share, diluted	$0.87	$0.64	$2.03	$1.81
Weighted average outstanding shares
Basic	26,485	22,582	24,360	22,553
Diluted	26,726	22,802	24,602	22,759

See accompanying notes to unaudited condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

For the three and nine months ended September 30, 2021 and 2020 (in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

Net income	$23,162	$14,533	$50,056	$41,133
Other comprehensive income (loss):
Change in unrealized gain (loss) on AFS debt securities	(5,881)	(35)	(15,100)	10,992
Change in fair value of derivatives used in cash flow hedge	44	111	127	(207)
Total other comprehensive income (loss), before income tax expense	(5,837)	76	(14,973)	10,785
Tax effect	(1,416)	20	(3,601)	2,591
Total other comprehensive income (loss), net of tax	(4,421)	56	(11,372)	8,194
Comprehensive income	$18,741	$14,589	$38,684	$49,327

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

For the three and nine months ended September 30, 2021 and 2020 (in thousands, except per share data)

					Accumulated
	Common stock		Additional		other	Total
	Shares		paid-in	Retained	comprehensive	stockholders'
	outstanding	Amount	capital	earnings	income (loss)	Total

Balance, January 1, 2021	22,692	$36,500	$41,886	$353,574	$8,741	$440,701

Activity for three months ended March 31, 2021:
Net income	—	—	—	22,710	—	22,710
Other comprehensive loss	—	—	—	—	(11,791)	(11,791)
Stock compensation expense	—	—	849	—	—	849
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations	89	296	4,144	(7,533)	—	(3,093)
Cash dividends declared, $0.27 per share	—	—	—	(6,144)	—	(6,144)
Balance, March 31, 2021	22,781	$36,796	$46,879	$362,607	$(3,050)	$443,232

Activity for three months ended June 30, 2021:
Net income	—	—	—	4,184	—	4,184
Other comprehensive income	—	—	—	—	4,840	4,840
Stock compensation expense	—	—	1,414	—	—	1,414
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations	—	(2)	(26)	(45)	—	(73)
Stock issued for KB acquisition	3,808	12,682	191,988	—	—	204,670
Cash dividends declared, $0.27 per share	—	—	—	(7,178)	—	(7,178)
Shares cancelled	(1)	(5)	(55)	60	—	—
Balance, June 30, 2021	26,588	$49,471	$240,200	$359,628	$1,790	$651,089

Activity for three months ended September 30, 2021:
Net income	—	—	—	23,162	—	23,162
Other comprehensive loss	—	—	—	—	(4,421)	(4,421)
Stock compensation expense	—	—	1,165	—	—	1,165
Stock issued for share-based awards, net of witholdings to satisfy employee tax obligations	—	(1)	(10)	—	—	(11)
Cash dividends declared, $0.28 per share	—	—	—	(7,437)	—	(7,437)
Shares cancelled	(3)	(8)	(101)	109	—	—
Balance, September 30, 2021	26,585	$49,462	$241,254	$375,462	$(2,631)	$663,547

(continued)

(continued)					Accumulated
	Common stock		Additional		other	Total
	Shares		paid-in	Retained	comprehensive	stockholders'
	outstanding	Amount	capital	earnings	income	Total

Balance, January 1, 2020	22,604	$36,207	$35,714	$333,699	$677	$406,297

Activity for three months ended March 31, 2020:
Impact of adoption of ASC 326	—	—	—	(8,823)	—	(8,823)
Net income	—	—	—	13,232	—	13,232
Other comprehensive income	—	—	—	—	5,775	5,775
Stock compensation expense	—	—	817	—	—	817
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations	62	203	1,858	(3,546)	—	(1,485)
Cash dividends declared, $0.27 per share	—	—	—	(6,111)	—	(6,111)
Shares cancelled	(1)	(2)	(22)	24	—	—
Balance, March 31, 2020	22,665	$36,408	$38,367	$328,475	$6,452	$409,702

Activity for three months ended June 30, 2020:
Net income	—	—	—	13,368	—	13,368
Other comprehensive income	—	—	—	—	2,364	2,364
Stock compensation expense	—	—	976	—	—	976
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations	2	8	96	(163)	—	(59)
Cash dividends declared, $0.27 per share	—	—	—	(6,120)	—	(6,120)
Shares cancelled	—	(1)	(14)	15	—	—
Balance, June 30, 2020	22,667	$36,415	$39,425	$335,575	$8,816	$420,231

Activity for three months ended September 30, 2020:
Net income	—	—	—	14,533	—	14,533
Other comprehensive income	—	—	—	—	56	56
Stock compensation expense	—	—	843	—	—	843
Stock issued for share-based awards, net of witholdings to satisfy employee tax obligations	27	91	1,049	(2,083)	—	(943)
Cash dividends declared, $0.27 per share	—	—	—	(6,122)	—	(6,122)
Shares cancelled	(2)	(6)	(61)	67	—	—
Balance, September 30, 2020	22,692	$36,500	$41,256	$341,970	$8,872	$428,598

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

For the nine months ended September 30, 2021 and 2020 (in thousands)

	2021	2020
Cash flows from operating activities:
Net income	$50,056	$41,133
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,147	17,918
Depreciation, amortization and accretion, net	7,925	4,687
Deferred income tax expense (benefit)	3,837	(3,932)
Gain on sale of mortgage loans held for sale	(2,708)	(4,817)
Origination of mortgage loans held for sale	(169,542)	(201,099)
Proceeds from sale of mortgage loans held for sale	187,667	191,053
Bank owned life insurance income	(642)	(527)
(Gain)/loss on the disposal of premises and equipment	41	(176)
Gain on the sale of other real estate owned	(180)	—
Stock compensation expense	3,428	2,636
Excess tax benefit from share-based compensation arrangements	(1,152)	(444)
Net change in accrued interest receivable and other assets	1,656	(20,224)
Net change in accrued interest payable and other liabilities	(18,401)	11,573
Net cash provided by operating activities	63,132	37,781
Cash flows from investing activities:
Purchases of available for sale debt securities	(325,073)	(237,646)
Proceeds from sales of acquired available for sale debt securities	91,094	—
Proceeds from maturities and paydowns of available for sale debt securities	131,936	289,587
Proceeds from redemption of Federal Home Loan Bank stock	8,980	—
Proceeds from the sale of held for investment loans	—	2,794
Net change in non-PPP loans	(232,636)	11,590
Net change in PPP loans	318,851	(642,056)
Purchases of premises and equipment	(3,243)	(4,068)
Proceeds from sale or disposal of premises and equipment	—	1,240
Other investment activities	(3,975)	(860)
Proceeds from sales of other real estate owned	919	—
Cash from acquisition, net of cash paid	24,981	—
Net cash provided by (used in) investing activities	11,834	(579,419)
Cash flows from financing activities:
Net change in deposits	314,218	620,521
Net change in securities sold under agreements to repurchase and federal funds purchased	14,511	6,827
Proceeds from Federal Home Loan Bank advances	30,000	90,000
Repayments of Federal Home Loan Bank advances	(142,745)	(113,564)
Share repurchases related to compensation plans	(3,177)	(2,487)
Cash dividends paid	(20,777)	(18,380)
Net cash provided by financing activities	192,030	582,917
Net change in cash and cash equivalents	266,996	41,279
Beginning cash and cash equivalents	317,945	249,724
Ending cash and cash equivalents	$584,941	$291,003

(continued)

(continued)

For the nine months ended September 30,
Supplemental cash flow information:	2021	2020
Interest paid	$4,669	$10,178
Income taxes paid, net of refunds	13,359	9,608
Cash paid for operating lease liabilities	1,898	1,186
Supplemental non-cash activity:
Unfunded commitments in tax credit investments	$6,307	$9,667
Due to broker	3,590	-
Dividends payable	194	189
Loans transferred to OREO	7,106	119

Liabilities assumed in conjunction with acquisition:
Fair value of assets acquired	$1,389,327
Consideration paid in acquisition	28,276
Common stock issued in acquisition	204,670
Total consideration paid	232,946
Liabilities assumed	$1,156,381

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

Bancorp is divided into two reportable segments: Commercial Banking and WM&T:

Commercial Banking provides a full range of loan and deposit products to individual consumers and businesses in all its markets through retail lending, mortgage banking, deposit services, online banking, mobile banking, private banking, commercial lending, commercial real estate lending, treasury management services, merchant services, international banking, correspondent banking and other banking services. The Bank also offers securities brokerage services via its banking center network through an arrangement with a third party broker-dealer in the Commercial Banking segment.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Intercompany transactions have been eliminated. These condensed consolidated financial statements should be read in conjunction with Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2020. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

Bancorp’s accounting policies are fundamental to understanding management’s discussion and analysis of our results of operations and financial condition. At September 30, 2021 and December 31, 2020, the accounting policy considered the most critical in preparing Bancorp’s consolidated financial statements is the determination of the ACL for loans.

Effective January 1, 2020, Bancorp adopted ASC 326 “Financial Instruments – Credit Losses,” which created material changes to Bancorp’s existing critical accounting policy that existed at December 31, 2019. Accounting policies relating to credit losses for investment securities, loans and off-balance sheet credit exposures reflect the current accounting policies required by this ASC.

The ACL for loans is established through credit loss expense charged to current earnings. The amount maintained in the ACL reflects management’s estimate of the net amount not expected to be collected on the loan portfolio at the balance sheet date over the life of the loan. The ACL is comprised of specific reserves assigned to certain loans that do not share general risk characteristics and general reserves on pools of loans that do share general risk characteristics. Factors contributing to the determination of specific reserves include the creditworthiness of the borrower and more specifically, changes in the expected future receipt of principal and interest payments and/or in the value of pledged collateral. A specific reserve is recorded when the carrying amount of the loan exceeds the discounted estimated cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral-dependent loans.

For purposes of establishing the general reserve, Bancorp stratifies the loan portfolio into homogeneous groups of loans that possess similar loss potential characteristics and calculates the net amount expected to be collected over the life of the loans to estimate the credit losses in the loan portfolio. Bancorp’s methodologies for estimating the ACL for loans consider available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts.

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

Debt Securities – Bancorp determines the classification of debt securities at the time of purchase. Debt securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost. Debt securities not classified as held to maturity are classified as AFS and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in AOCI, net of tax. All debt securities were classified as AFS at September 30, 2021 and December 31, 2020.

Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific-identification method. Amortization of premiums and discounts are recognized in interest income over the period to maturity using the interest method, except for premiums on callable debt securities, which are amortized to their earliest call date.

Bancorp has made a policy election to exclude accrued interest from the amortized cost basis of debt securities and reports accrued interest separately in the consolidated balance sheets. A debt security is placed on non-accrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on non-accrual is reversed against interest income. There was no accrued interest related to AFS debt securities reversed against interest income for the three and nine month periods ended September 30, 2021 and 2020.

ACL – AFS Debt Securities – For AFS debt securities in an unrealized loss position, Bancorp evaluates the securities to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or non-credit related factors. Any impairment that is not credit-related is recognized in AOCI, net of tax. Credit-related impairment is recognized as an ACL for AFS debt securities on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Accrued interest receivable is excluded from the estimate of credit losses. Both the ACL for AFS debt securities and the adjustment to net income may be reversed if conditions change. However, if Bancorp intends to sell an impaired AFS debt security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount would be recognized in earnings with a corresponding adjustment to the security’s amortized cost basis. Because the security’s amortized cost basis is adjusted to fair value, there is no ACL for AFS debt securities in this situation.

In evaluating AFS debt securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, Bancorp considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition, among other factors. There were no credit related factors underlying unrealized losses on AFS debt securities at September 30, 2021 and December 31, 2020.

Changes in the ACL for AFS debt securities are recorded as expense. Losses are charged against the ACL for AFS debt securities when management believes the uncollectability of an AFS debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Mortgage Loans Held for Sale – Mortgages originated and intended for sale in the secondary market are recorded at the lower of cost or market value on an individual loan basis, as determined by outstanding commitments from investors.

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

For acquired loans not deemed PCD at acquisition, the differences between the initial fair value and the unpaid principal balance are recognized as interest income over the lives of the related loans. For non-PCD loans, an initial ACL for loans is estimated and recorded as credit loss expense at the acquisition date.

The subsequent measurement of expected credit losses for all acquired loans is the same as the subsequent measurement of expected credit losses for originated loans.

Bancorp adopted ASC 326, “Financial Instruments – Credit Losses,” effective January 1, 2020 using the modified retrospective approach. Results for the periods subsequent to January 1, 2020 are presented under ASC 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP. Bancorp recorded a net reduction of retained earnings of $8.8 million upon adoption. The transition adjustment included an increase in the ACL for loans of $8.2 million and an increase in the ACL for off-balance sheet credit exposures of $3.5 million, net of the total corresponding DTA increase of $2.9 million.

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

ACL – Loans – Under the CECL model, the ACL for loans represents a valuation allowance estimated at each balance sheet date in accordance with GAAP that is deducted from the loans’ amortized cost basis to represent the net amount expected to be collected on the loan portfolio.

Bancorp estimates the ACL for loans based on the underlying assets’ amortized cost basis, which is the amount at which the receivable is originated or acquired, adjusted for applicable accretion or amortization of premium, discount, and net deferred fees or costs, collection of payment, and partial charge-offs. In the event that collection of principal becomes uncertain, Bancorp has policies in place to reverse accrued interest in a timely manner. Therefore, Bancorp has made a policy election to exclude accrued interest from the measurement of the ACL for loans.

Expected credit losses are reflected in the ACL for loans through a charge to provision. When Bancorp deems all or a portion of a financial asset to be uncollectible, the appropriate amount is written-off and the ACL for loans is reduced by the same amount. Bancorp applies judgment to determine when a financial asset is deemed uncollectible; however, generally speaking, an asset will be considered uncollectible no later than when all efforts of collection have been exhausted and the collateral, if any, has been liquidated. Subsequent recoveries, if any, are credited to the ACL for loans when received.

Bancorp’s methodologies for estimating the ACL for loans consider available relevant information about the collectability of cash flows, including information about past events, current conditions and reasonable and supportable forecasts. The methodologies apply historical loss information, adjusted for asset-specific characteristics, economic conditions at the measurement date, and forecasts about future economic conditions expected to exist through the contractual lives of the financial assets that are reasonable and supportable to the identified pools of financial assets with similar risk characteristics for which the historical loss experience was observed. Bancorp’s methodologies may revert to historical loss information on a straight-line basis over a number of quarters when it can no longer develop reasonable and supportable forecasts.

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

With regard to the DCF model and the adoption of CECL effective January 1, 2020, management determined that four quarters represented a reasonable and supportable forecast period with reversion back to a historical loss rate over eight quarters on a straight-line basis. However, in response to uncertainty surrounding the magnitude and duration of the economic crisis created by the pandemic, management subsequently determined that a one-quarter forecast period with a reversion back to a historical loss rate in the following quarter was appropriate for the calculation performed at March 31, 2020. For the calculation performed at June 30, 2020, management elected to return to the four quarter forecast period with reversion back to a historical loss rate in the following quarter, which was the methodology used for all subsequent calculations through June 30, 2021. Beginning with the calculation performed as of September 30, 2021, management concluded that increasing the reversion period back to a historical loss rate over four quarters on a straight line basis was warranted, as both current and forecasted unemployment levels have normalized.

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

Collateral Dependent Loans – Loans that do not share risk characteristics are evaluated on an individual basis. For collateral dependent loans where Bancorp has determined that the liquidation or foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and Bancorp expects repayment of the financial asset to be provided substantially through the operation of the business or sale of the collateral, the ACL is measured based on the difference between the estimated fair value of the collateral and the amortized cost basis of the asset as of the measurement date. When repayment is expected to be from the operation of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the financial asset exceeds the NPV of expected cash flows from the operation of the collateral. When repayment is expected to be from the sale of the collateral, expected credit losses are calculated as the amount by which the amortized costs basis of the financial asset exceeds the fair value of the underlying collateral less estimated cost to sell. The ACL may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of loan. Bancorp’s estimate of the ACL reflects losses expected over the remaining contractual life of the loan and the contractual term does not consider extensions, renewals or modifications.

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

Premises and Equipment – Premises and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation of premises and equipment is computed using straight-line methods over the estimated useful lives of the assets ranging from three to 40 years. Leasehold improvements are amortized on the straight-line method over terms of the related leases, including expected renewals, or over the useful lives of the improvements, whichever is shorter. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized.

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

Bancorp has selected September 30 as the date to perform its annual goodwill impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on the Bank’s balance sheet.

All goodwill is attributable to the Commercial Banking segment. Goodwill related to the KSB acquisition is deductible for tax purposes, as it was structured as an asset sale/338 election. Goodwill related to the KB acquisition is not deductible for tax purposes, as it was structured as stock sale. Based on its assessment, Bancorp believes its goodwill balance at September 30, 2021 and December 31, 2020 was not impaired and is properly recorded in the consolidated financial statements.

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

MSRs are initially recorded at fair value and amortized in proportion to, and over the period of, estimated net servicing income, considering appropriate prepayment assumptions and are evaluated quarterly for impairment by comparing the carrying value to fair value.

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

Bancorp records an ACL for off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable, through a charge to credit loss expense for off-balance sheet credit exposures included in provision for credit losses on Bancorp’s consolidated statements of income. The ACL for off-balance sheet credit exposures is estimated by loan portfolio segment at each balance sheet date under the current CECL model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur and is included in other liabilities on Bancorp’s consolidated balance sheets.

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

Bancorp had no fair value hedging relationships at September 30, 2021 and December 31, 2020. Bancorp does not use derivatives for trading or speculative purposes. See the Footnote titled “Derivative Financial Instruments” for additional discussion.

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

Stock-Based Compensation – For all awards, stock-based compensation expense is recognized over the period in which it is earned based on the grant-date fair value of the portion of stock-based payment awards that are ultimately expected to vest, reduced for estimated forfeitures at the time of grant. GAAP requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Bancorp periodically invests in certain partnerships with customers that yield historic tax credits, accounted for using the flow through method, which approximates the equity method. Also, low-income housing tax credits, as well as tax-deductible losses, are accounted for using the effective yield method for older transactions or proportional amortization method for more recent transactions. The tax benefit of these investments exceeds the amortization expense associated with them, resulting in a positive impact on net income.

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

Restrictions on Cash and Cash Equivalents – Bancorp has historically been required by the FRB to maintain average reserve balances. Effective March 26, 2020, the FRB reduced the reserve requirement ratio to 0% in response to the COVID-19 pandemic, eliminating reserve requirements for all depository institutions. The reserve requirement ratio remained at 0% as of September 30, 2021.

The Company’s captive maintains cash reserves to cover insurable claims. Reserves totaled $400,000 as of September 30, 2021.

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

On May 31, 2021, Bancorp completed its acquisition of Kentucky Bancshares, Inc. in a combined stock and cash transaction for total consideration of $233 million. Bancorp acquired 19 branches in 11 communities throughout central and eastern Kentucky, including the Lexington, Kentucky metropolitan statistical area and contiguous counties, and also acquired a captive insurance subsidiary.

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

	As Recorded	Fair Value		Recast		As Recorded
(in thousands)	By KB	Adjustments (1)		Adjustments (1)		by Bancorp
Assets aquired:
Cash and due from banks	$53,257	$—		$—		$53,257
Mortgage loans held for sale	3,071	—		—		3,071
Available for sale debt securities	396,157	(295)	a	—		395,862
Federal Home Loan Bank stock, at cost	7,072	—		—		7,072
Loans	755,932	(757)	b	—		755,175
Allowance for credits losses on loans	(9,491)	2,734	c	—		(6,757)
Net loans	746,441	1,977		—		748,418
Premises and equipment, net	27,401	(6,361)	d	—		21,040
Bank owned life insurance	18,909	—		—		18,909
Accrued interest receivable	4,939	—		—		4,939
Goodwill	14,001	(14,001)	e	—		-
Core deposit intangible	—	3,404	f	999	f	4,403
Other real estate owned	674	(123)	g	—		551
Mortgage servicing rights	1,628	34	h	—		1,662
Deferred income taxes, net	1,856	715	i	(230)	i	2,341
Other assets	6,421	(1,866)	j	(70)	j	4,485
Total assets acquired	$1,281,827	$(16,516)		$699		$1,266,010

Liabilities assumed:
Deposits:
Non-interest bearing	$359,544	$—		$—		$359,544
Interest bearing	678,528	1,146	k	—		679,674
Total deposits	1,038,072	1,146		—		1,039,218

Securities sold under agreements to repurchase	11,360	—		—		11,360
Federal Home Loan Bank advances	88,581	2,490	l	—		91,071
Accrued interest payable	505	—		—		505
Other liabilities	16,231	(2,004)	m	—		14,227
Total liabilities assumed	1,154,749	1,632		—		1,156,381
Net assets acquired	$127,078	$(18,148)		$699		$109,629

Consideration for common stock						$204,670
Cash consideration paid						28,276
Total consideration						$232,946

Goodwill						$123,317

(1)	See the following page for explanations or individual fair value and recast adjustments.

Explanation of fair value adjustments

a.	Adjustment based on Bancorp’s evaluation of the acquired investment portfolio. Bancorp sold approximately $91 million in AFS debt securities shortly after acquisition.

b.	Adjustments to loans to reflect estimated fair value adjustments, including the following:

(in thousands)

Fair value adjustment - acquired non PCD loans	$228
Fair value adjustment - acquired PCD loans	(735)
Eliminate unrecognized loan fees on acquired loans and fair value hedge	(250)
Net loan fair value adjustments	$(757)

c.	The net adjustment to allowance for credit losses includes the following:

(in thousands)

Reversal of historical KB allowance for credit losses on loans	$9,491
Estimate of lifetime credit losses for PCD loans	(6,757)
Net change in allowance for credit losses	$2,734

d.	Adjustment to premises and equipment to reflect the estimated fair value of acquired premises and equipment and right of use assets.

e.	Elimination of the historical KB goodwill of $14.0 million at the closing date.

f.

Calculation of core deposit intangible related to the acquisition. During the third quarter of 2021, a recast adjustment of $999,000 was recorded based on revised inputs used in the calculation of the CDI attributed to KB, resulting in an increased intangible value.

g.	Adjustment to reflect the estimated fair value of other real estate owned.

h.	Adjustment to reflect the estimated fair value of mortgage servicing rights.

i.	Adjustment to net deferred tax assets associated with the effects of the purchase accounting adjustments.

j.

Adjustment to other assets to reflect the estimated fair value of prepaid and other assets. During the third quarter of 2021, a recast adjustment of $70,000 was recorded for the write off of miscellaneous mortgage servicing fees accrued in other assets by KB at acquisition, resulting in a reduction to other assets.

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

Goodwill of approximately $123 million, which is the excess of the acquisition consideration over the fair value of net assets acquired, was recorded in the KB acquisition and is the result of expected operational synergies and other factors. This goodwill is all attributable to the Company’s Commercial Banking segment. Goodwill related to the KB acquisition is not deductible for tax purposes, as it was structured as stock sale. To the extent that management revises any of the above fair value adjustments as a result of its continuing evaluation, the amount of goodwill recorded in the KB acquisition will change.

Total revenue, defined as net interest income and non-interest income, attributed to KB totaled $11.3 million and $15.7 million for the three and nine months ended September 30, 2021.

The following unaudited pro forma condensed combined financial information presents the results of operations of Bancorp, including the effects of the purchase accounting adjustments and acquisition expenses, had the KB acquisition taken place at the beginning of the period:

(in thousands)	Three months ended September 30, 2021	Three months ended September 30, 2020

Net interest income	$45,483	$42,458
Provision for credit losses	(1,525)	4,718
Non-interest income	17,614	17,188
Non-interest expense	34,558	35,238
Income before taxes	30,064	19,690
Income tax expense	6,902	1,907
Net income	$23,162	$17,783

Earnings per share
Basic	$0.87	$0.67
Diluted	0.87	0.67

Basic weighted average shares outstanding	26,485	26,385
Diluted weighted average shares outstanding	26,726	26,605

(in thousands)	Nine months ended September 30, 2021	Nine months ended September 30, 2020

Net interest income	$139,526	$126,614
Provision for credit losses (1)	(6,067)	19,793
Non-interest income	53,704	49,907
Non-interest expense (2)	106,361	101,102
Income before taxes	92,936	55,626
Income tax expense	18,881	6,623
Net income	$74,055	$49,003

Earnings per share
Basic	$2.79	$1.86
Diluted	2.77	1.84

Basic weighted average shares outstanding	26,532	26,356
Diluted weighted average shares outstanding	26,773	26,562

(1) - Excludes $7.4 million in merger related credit loss expense for the nine months ended September 30, 2021, respectively.
(2) - Excludes $19.0 million in pre-tax merger expenses for the nine months ended September 30, 2021, respectively.

(3)	Available for Sale Debt Securities

All of Bancorp’s debt securities are classified as AFS. Amortized cost, unrealized gains and losses and fair value of securities follow:

(in thousands)	Amortized	Unrealized
September 30, 2021	cost	Gains	Losses	Fair value

U.S. Treasury and other U.S. Government obligations	$83,916	$-	$(204)	$83,712
Government sponsored enterprise obligations	142,802	3,553	(68)	146,287
Mortgage backed securities - government agencies	777,636	3,784	(9,698)	771,722
Obligations of states and political subdivisions	67,633	284	(493)	67,424
Other	1,006	-	(3)	1,003

Total available for sale debt securities	$1,072,993	$7,621	$(10,466)	$1,070,148

December 31, 2020

Government sponsored enterprise obligations	$133,436	$5,003	$(361)	$138,078
Mortgage backed securities - government agencies	430,198	7,555	(168)	437,585
Obligations of states and political subdivisions	11,088	227	-	11,315

Total available for sale debt securities	$574,722	$12,785	$(529)	$586,978

At September 30, 2021 and December 31, 2020, there were no holdings of debt securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

Accrued interest on AFS debt securities totaled $2.3 million and $1.6 million at September 30, 2021 and December 31, 2020, respectively, and was included in the consolidated balance sheets.

AFS debt securities totaling $396 million were acquired on May 31, 2021 as a result of the KB acquisition. Shortly after acquisition, 86 securities with a total fair value of $91 million in the acquired AFS debt securities portfolio were sold, resulting in a loss on the sale $295,000, which was recorded a as fair value adjustment through goodwill during the second quarter of 2021.

A summary of AFS debt securities by contractual maturity as of September 30, 2021 follows:

(in thousands)	Amortized cost	Fair value

Due within one year	$30,408	$30,442
Due after one year but within five years	100,808	100,774
Due after five years but within 10 years	28,165	28,220
Due after 10 years	135,976	138,990
Mortgage backed securities - government agencies	777,636	771,722
Total available for sale debt securities	$1,072,993	$1,070,148

Actual maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without prepayment penalties. The investment portfolio includes MBS, which are guaranteed by agencies such as FHLMC, FNMA and GNMA. These securities differ from traditional debt securities primarily in that they may have uncertain principal payment dates and are priced based on estimated prepayment rates on the underlying collateral.

Securities with a carrying value of $698 million and $505 million were pledged at September 30, 2021 and December 31, 2020, respectively, to secure accounts of commercial depositors in cash management accounts, public deposits and uninsured cash balances for WM&T accounts. The large increase for 2021 was driven by collateralized accounts added through the KB acquisition.

Securities with unrealized losses at September 30, 2021 and December 31, 2020, aggregated by investment category and length of time securities have been in a continuous unrealized loss position follows:

	Less than 12 months		12 months or more		Total
(in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2021	value	losses	value	losses	value	losses

U.S. Treasury and other U.S.Government obligations	$83,712	$(204)	$-	$-	$83,712	$(204)
Government sponsored enterprise obligations	16,587	(68)	-	-	16,587	(68)
Mortgage-backed securities - government agencies	585,126	(9,698)	-	-	585,126	(9,698)
Obligations of states and political subdivisions	37,348	(493)	-	-	37,348	(493)
Other securities	1,003	(3)	-	-	1,003	(3)
Total	$723,776	$(10,466)	$-	$-	$723,776	$(10,466)

December 31, 2020
Government sponsored enterprise obligations	$10,404	$(112)	$24,398	$(249)	$34,802	$(361)
Mortgage-backed securities - government agencies	68,033	(167)	921	(1)	68,954	(168)
Total	$78,437	$(279)	$25,319	$(250)	$103,756	$(529)

Applicable dates for determining when securities are in an unrealized loss position are September 30, 2021 and December 31, 2020. As such, it is possible that a security had a market value lower than its amortized cost on other days during the past 12 months, but is not in the “Less than 12 months” category above.

For AFS debt securities with an unrealized loss position, Bancorp evaluates the securities to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or non-credit related factors. Any impairment that is not credit-related is recognized in AOCI, net of tax. Credit-related impairment is recognized as an a ACL for AFS debt securities on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Accrued interest receivable is excluded from the estimate of credit losses. Both the ACL and the adjustment to net income may be reversed if conditions change. However, if Bancorp intends to sell an impaired AFS debt security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount would be recognized in earnings with a corresponding adjustment to the security’s amortized cost basis. Because the security’s amortized cost basis is adjusted to fair value, there is no ACL in this situation.

In evaluating AFS debt securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, Bancorp considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition, among other factors. Unrealized losses on Bancorp’s investment securities portfolio have not been recognized as an expense because the securities are of high credit quality, and the decline in fair values is attributable to changes in the prevailing interest rate environment since the purchase date. Fair value is expected to recover as securities reach maturity and/or the interest rate environment returns to conditions similar to when these securities were purchased. These investments consisted of 177 and 14 separate investment positions as of September 30, 2021 and December 31, 2020, respectively. There were no credit related factors underlying unrealized losses on AFS debt securities at September 30, 2021 and December 31, 2020.

(4)	Loans and Allowance for Credit Losses on Loans

Composition of loans by class follows:

(in thousands)	September 30, 2021	December 31, 2020

Commercial real estate - non-owner occupied	$1,142,647	$833,470
Commercial real estate - owner occupied	652,631	508,672
Total commercial real estate	1,795,278	1,342,142

Commercial and industrial - term	581,804	525,776
Commercial and industrial - term - PPP	231,335	550,186
Commercial and industrial - lines of credit	329,119	249,378
Total commercial and industrial	1,142,258	1,325,340

Residential real estate - owner occupied	398,069	239,191
Residential real estate - non-owner occupied	277,045	140,930
Total residential real estate	675,114	380,121

Construction and land development	303,642	291,764
Home equity lines of credit	140,027	95,366
Consumer	104,629	71,874
Leases	12,348	14,786
Credits cards	15,821	10,203
Total loans (1)	$4,189,117	$3,531,596

(1) Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs.

Loans totaling $755 million were acquired on May 31, 2021 as a result of the KB acquisition, including $33 million in PPP loans.

Accrued interest on loans, which is excluded from the amortized cost of loans, totaled $11 million and $12 million at September 30, 2021 and December 31, 2020, respectively, and was included in the consolidated balance sheets.

Loans with carrying amounts of $2.5 billion and $2.0 billion were pledged to secure FHLB borrowing capacity at September 30, 2021 and December 31, 2020, respectively.

Loans to directors and their related interests, including loans to companies for which directors are principal owners and executive officers, totaled $53 million and $43 million as of September 30, 2021 and December 31, 2020, respectively.

PCD Loans

In connection with the acquisition of KB, Bancorp acquired loans both with and without evidence of credit quality deterioration since origination. Acquired loans are recorded at their fair value at the time of acquisition with no carryover from the acquired institution’s previously recorded allowance for loan and lease losses. Acquired loans are accounted for under ASC 326, Financial Instruments – Credit Losses.

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

Bancorp purchased loans through the acquisition of KB for which there was, at the time of acquisition, more-than-insignificant deterioration of credit quality since origination. The carrying amount of loans acquired and classified as PCD was as follows at acquisition:

(in thousands)	May 31, 2021

Purchase price of PCD loans at acquisition	$32,765
Allowance for credit losses at acquisition	(6,757)
Non-credit discount (premium) at acquisition	(735)
Fair value of PCD loans at acquisition	$25,273

Interest income recognized on loans classified as PCD totaled $341,000 and $450,000 for the three and nine-month periods ended September 30, 2021, respectively.

Allowance for Credit Losses on Loans

The table below reflects activity in the ACL related to loans:

(in thousands) Three Months Ended September 30, 2021	Beginning Balance	Initial Allowance on PCD Loans	Provision for Credit Losses on Loans	Charge-offs	Recoveries	Ending Balance

Commercial real estate - non-owner occupied	$19,747	$-	$(3,582)	$-	$6	$16,171
Commercial real estate - owner occupied	9,548	-	2,131	(1,361)	-	10,318
Total commercial real estate	29,295	-	(1,451)	(1,361)	6	26,489

Commercial and industrial - term (1)	9,748	-	253	(240)	5	9,766
Commercial and industrial - lines of credit	5,240	-	(328)	-	-	4,912
Total commercial and industrial	14,988	-	(75)	(240)	5	14,678

Residential real estate - owner occupied	4,350	-	420	(340)	27	4,457
Residential real estate - non-owner occupied	3,422	-	106	-	2	3,530
Total residential real estate	7,772	-	526	(340)	29	7,987

Construction and land development	5,193	-	45	-	-	5,238
Home equity lines of credit	1,230	-	(173)	-	-	1,057
Consumer	572	-	145	(274)	284	727
Leases	232	-	(38)	-	-	194
Credit cards	142	-	21	-	-	163
Total	$59,424	$-	$(1,000)	$(2,215)	$324	$56,533

(in thousands) Nine Months Ended September 30, 2021	Beginning Balance	Initial Allowance on PCD Loans	Provision for Credit Losses on Loans	Charge-offs	Recoveries	Ending Balance

Commercial real estate - non-owner occupied	$19,396	$1,491	$(1,692)	$(3,065)	$41	$16,171
Commercial real estate - owner occupied	6,983	2,112	2,029	(1,361)	555	10,318
Total commercial real estate	26,379	3,603	337	(4,426)	596	26,489

Commercial and industrial - term (1)	8,970	1,022	156	(409)	27	9,766
Commercial and industrial - lines of credit	3,614	1,755	(457)	-	-	4,912
Total commercial and industrial	12,584	2,777	(301)	(409)	27	14,678

Residential real estate - owner occupied	3,389	142	1,279	(383)	30	4,457
Residential real estate - non-owner occupied	1,818	88	1,620	-	4	3,530
Total residential real estate	5,207	230	2,899	(383)	34	7,987

Construction and land development	6,119	-	(884)	-	3	5,238
Home equity lines of credit	895	147	14	-	1	1,057
Consumer	340	-	471	(561)	477	727
Leases	261	-	(67)	-	-	194
Credit cards	135	-	28	-	-	163
Total	$51,920	$6,757	$2,497	$(5,779)	$1,138	$56,533

(1)	The allowance allocated for the commercial & industrial –term segment includes $813,000 related to PCD PPP loans.

(in thousands) Three Months Ended September 30, 2020	Beginning Balance	Impact of Adopting ASC 326	Initial ACL on Loans Purchased with Credit Deterioration	Provision for Credit Losses on Loans	Charge-offs	Recoveries	Ending Balance

Commercial real estate - non-owner occupied	$18,839	$-	$-	$(558)	$(143)	$2	$18,140
Commercial real estate - owner occupied	6,706	-	-	1,674	(1,351)	-	7,029
Total commercial real estate	25,545	-	-	1,116	(1,494)	2	25,169

Commercial and industrial - term	7,339	-	-	1,605	(1)	1	8,944
Commercial and industrial - lines of credit	3,242	-	-	179	-	-	3,421
Total commercial and industrial	10,581	-	-	1,784	(1)	1	12,365

Residential real estate - owner occupied	2,848	-	-	464	(61)	13	3,264
Residential real estate - non-owner occupied	1,594	-	-	418	(2)	-	2,010
Total residential real estate	4,442	-	-	882	(63)	13	5,274

Construction and land development	5,608	-	-	420	-	-	6,028
Home equity lines of credit	832	-	-	106	-	-	938
Consumer	362	-	-	57	(140)	57	336
Leases	223	-	-	34	-	-	257
Credit cards	115	-	-	19	-	-	134
Total	$47,708	$-	$-	$4,418	$(1,698)	$73	$50,501

(in thousands) Nine Months Ended September 30, 2020	Beginning Balance	Impact of Adopting ASC 326	Initial ACL on Loans Purchased with Credit Deterioration	Provision for Credit Losses on Loans	Charge-offs	Recoveries	Ending Balance

Commercial real estate - non-owner occupied	$5,235	$2,946	$152	$9,945	$(143)	$5	$18,140
Commercial real estate - owner occupied	3,327	1,542	1,350	2,161	(1,351)	-	7,029
Total commercial real estate	8,562	4,488	1,502	12,106	(1,494)	5	25,169

Commercial and industrial - term	6,782	365	-	1,790	(1)	8	8,944
Commercial and industrial - lines of credit	5,657	(1,528)	-	(708)	-	-	3,421
Total commercial and industrial	12,439	(1,163)	-	1,082	(1)	8	12,365

Residential real estate - owner occupied	1,527	1,087	99	615	(79)	15	3,264
Residential real estate - non-owner occupied	947	429	-	636	(2)	-	2,010
Total residential real estate	2,474	1,516	99	1,251	(81)	15	5,274

Construction and land development	2,105	3,056	-	867	-	-	6,028
Home equity lines of credit	728	114	-	96	-	-	938
Consumer	100	264	34	54	(394)	278	336
Leases	237	(4)	-	24	-	-	257
Credit cards	146	(50)	-	38	-	-	134
Total	$26,791	$8,221	$1,635	$15,518	$(1,970)	$306	$50,501

The following table presents the amortized cost basis of non-performing loans and the amortized cost basis of loans on non-accrual status for which there was no related ACL losses:

	Non-accrual Loans			Past Due 90-Days-
(in thousands)	With No	Total	Troubled Debt	or-More and Still
September 30, 2021	Recorded ACL	Non-accrual Loans	Restructurings	Accruing Interest

Commercial real estate - non-owner occupied	$29	$771	$—	$—
Commercial real estate - owner occupied	155	669	—	—
Total commercial real estate	184	1,440	—	—

Commercial and industrial - term	94	1,000	13	—
Commercial and industrial - lines of credit	—	79	—	—
Total commercial and industrial	94	1,079	13	—

Residential real estate - owner occupied	805	1,912	—	—
Residential real estate - non-owner occupied	—	300	—	—
Total residential real estate	805	2,212	—	—

Construction and land development	—	—	—	—
Home equity lines of credit	—	181	—	—
Consumer	—	124	—	—
Leases	—	—	—	—
Credit cards	—	—	—	—
Total	$1,083	$5,036	$13	$-

	Non-accrual Loans			Past Due 90-Days-
(in thousands)	With No	Total	Troubled Debt	or-More and Still
December 31, 2020	Recorded ACL	Non-accrual Loans	Restructurings	Accruing Interest

Commercial real estate - non-owner occupied	$186	$10,278	$—	$—
Commercial real estate - owner occupied	1,048	1,403	—	156
Total commercial real estate	1,234	11,681	—	156

Commercial and industrial - term	6	6	16	—
Commercial and industrial - lines of credit	88	88	—	—
Total commercial and industrial	94	94	16	—

Residential real estate - owner occupied	413	413	—	178
Residential real estate - non-owner occupied	101	101	—	301
Total residential real estate	514	514	—	479

Construction and land development	—	—	—	—
Home equity lines of credit	221	221	—	14
Consumer	4	4	—	—
Leases	—	—	—	—
Credit cards	—	—	—	—
Total	$2,067	$12,514	$16	$649

For the three and nine month periods ended September 30, 2021 and 2020, the amount of accrued interest income previously recorded as revenue and subsequently reversed due to the change in accrual status was immaterial.

For the three and nine month periods ended September 30, 2021 and 2020, no interest income was recognized on loans on non-accrual status.

The following table presents the amortized cost basis and ACL allocated for collateral dependent loans, which are individually evaluated to determine expected credit losses:

(in thousands) September 30, 2021	Real Estate	Accounts Receivable / Equipment	Other	Total	ACL Allocation

Commercial real estate - non-owner occupied	$771	$-	$-	$771	$35
Commercial real estate - owner occupied	8,116	-	-	8,116	2,213
Total commercial real estate	8,887	-	-	8,887	2,248

Commercial and industrial - term	-	926	-	926	217
Commercial and industrial - lines of credit	-	-	-	-	-
Total commercial and industrial	-	926	-	926	217

Residential real estate - owner occupied	1,912	-	-	1,912	-
Residential real estate - non-owner occupied	511	-	-	511	116
Total residential real estate	2,423	-	-	2,423	116

Construction and land development	-	-	-	-	-
Home equity lines of credit	181	-	-	181	-
Consumer	-	-	34	34	-
Leases	-	-	-	-	-
Credit cards	-	-	-	-	-
Total collateral dependent loans	$11,491	$926	$34	$12,451	$2,581

(in thousands) December 31, 2020	Real Estate	Accounts Receivable / Equipment	Other	Total	ACL Allocation

Commercial real estate - non-owner occupied	$10,278	$-	$-	$10,278	$3,037
Commercial real estate - owner occupied	1,403	-	-	1,403	13
Total commercial real estate	11,681	-	-	11,681	3,050

Commercial and industrial - term	16	7	-	23	16
Commercial and industrial - lines of credit	-	88	-	88	-
Total commercial and industrial	16	95	-	111	16

Residential real estate - owner occupied	413	-	-	413	-
Residential real estate - non-owner occupied	101	-	-	101	-
Total residential real estate	514	-	-	514	-

Construction and land development	-	-	-	-	-
Home equity lines of credit	221	-	-	221	-
Consumer	-	-	4	4	-
Leases	-	-	-	-	-
Credit cards	-	-	-	-	-
Total collateral dependent loans	$12,432	$95	$4	$12,531	$3,066

There have been no significant changes to the types of collateral securing Bancorp’s collateral dependent loans.

The following tables present the aging of contractually past due loans by portfolio class:

(in thousands)		30-59 days	60-89 days	90 or more	Total	Total
September 30, 2021*	Current	Past Due	Past Due	Days Past Due	Past Due	Loans

Commercial real estate - non-owner occupied	$1,141,630	$5	$241	$771	$1,017	$1,142,647
Commercial real estate - owner occupied	651,023	949	—	659	1,608	652,631
Total commercial real estate	1,792,653	954	241	1,430	2,625	1,795,278

Commercial and industrial - term	579,865	1,000	18	921	1,939	581,804
Commercial and industrial - term - PPP	231,165	170	—	—	170	231,335
Commercial and industrial - lines of credit	326,859	1,918	263	79	2,260	329,119
Total commercial and industrial	1,137,889	3,088	281	1,000	4,369	1,142,258

Residential real estate - owner occupied	394,026	2,148	464	1,431	4,043	398,069
Residential real estate - non-owner occupied	276,132	708	—	205	913	277,045
Total residential real estate	670,158	2,856	464	1,636	4,956	675,114

Construction and land development	303,642	—	—	—	—	303,642
Home equity lines of credit	139,632	121	221	53	395	140,027
Consumer	104,089	320	97	123	540	104,629
Leases	12,348	—	—	—	—	12,348
Credit cards	15,820	1	—	—	1	15,821
Total	$4,176,231	$7,340	$1,304	$4,242	$12,886	$4,189,117

(in thousands)		30-59 days	60-89 days	90 or more	Total	Total
December 31, 2020*	Current	Past Due	Past Due	Days Past Due	Past Due	Loans

Commercial real estate - non-owner occupied	$822,199	$-	$10,600	$671	$11,271	$833,470
Commercial real estate - owner occupied	507,265	278	—	1,129	1,407	508,672
Total commercial real estate	1,329,464	278	10,600	1,800	12,678	1,342,142

Commercial and industrial - term	523,936	1,404	430	6	1,840	525,776
Commercial and industrial - term - PPP	550,186	—	—	—	—	550,186
Commercial and industrial - lines of credit	249,204	86	—	88	174	249,378
Total commercial and industrial	1,323,326	1,490	430	94	2,014	1,325,340

Residential real estate - owner occupied	237,902	585	247	457	1,289	239,191
Residential real estate - non-owner occupied	140,234	294	—	402	696	140,930
Total residential real estate	378,136	879	247	859	1,985	380,121

Construction and land development	291,764	—	—	—	—	291,764
Home equity lines of credit	95,206	7	139	14	160	95,366
Consumer	71,778	90	4	2	96	71,874
Leases	14,786	—	—	—	—	14,786
Credit cards	10,197	5	—	1	6	10,203
Total	$3,514,657	$2,749	$11,420	$2,770	$16,939	$3,531,596

* - Pursuant to the CARES Act, loan deferrals granted to borrowers experiencing business interruptions related to the pandemic were not classified as TDRs and not included in past due and/or non-performing loan statistics. As of September 30, 2021 and December 31, 2020, outstanding CARES Act loan deferrals of $355,000 and $37 million are reflected as current, respectively.

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

Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal of loan constitutes a current period origination. Current period renewals of credit are re-underwritten at the point of renewal and considered current period originations for purposes of the table below. Beginning in 2021, Bancorp has elected not to disclose revolving loans that have converted to term loans, as activity relating to this disclosure, which is included in the tables presented below as of December 31, 2020, is currently immaterial to Bancorp’s loan portfolio and is expected to be in the future. As of September 30, 2021, the risk rating of loans based on year of origination was as follows:

							Revolving loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						amortized
September 30, 2021	2021	2020	2019	2018	2017	Prior	cost basis	Total

Commercial real estate - non-owner occupied:
Risk rating
Pass	$329,439	$324,280	$129,003	$92,202	$91,478	$104,421	$23,570	$1,094,393
OAEM	3,199	4,842	19,741	-	356	1,658	426	30,222
Substandard	6,667	2,374	-	-	-	7,721	499	17,261
Substandard non-performing	-	38	103	-	601	-	29	771
Doubtful	-	-	-	-	-	-	-	-
Total Commercial real estate non-owner occupied	$339,305	$331,534	$148,847	$92,202	$92,435	$113,800	$24,524	$1,142,647

Commercial real estate - owner occupied:
Risk rating
Pass	$142,157	$204,692	$101,865	$86,396	$38,327	$49,337	$5,560	$628,334
OAEM	2,866	183	1,613	102	1,537	163	581	7,045
Substandard	2,476	5,089	5,993	1,292	634	102	997	16,583
Substandard non-performing	-	165	-	13	32	459	-	669
Doubtful	-	-	-	-	-	-	-	-
Total Commercial real estate owner occupied	$147,499	$210,129	$109,471	$87,803	$40,530	$50,061	$7,138	$652,631

Commercial and industrial - term:
Risk rating
Pass	$228,560	$155,460	$64,637	$59,001	$30,463	$33,773	$-	$571,894
OAEM	313	191	283	4,121	10	-	-	4,918
Substandard	374	45	3,174	187	114	98	-	3,992
Substandard non-performing	-	760	168	55	-	17	-	1,000
Doubtful	-	-	-	-	-	-	-	-
Total Commercial and industrial - term	$229,247	$156,456	$68,262	$63,364	$30,587	$33,888	$-	$581,804

Commercial and industrial - PPP
Risk rating
Pass	$198,965	$31,557	$-	$-	$-	$-	$-	$230,522
OAEM	-	-	-	-	-	-	-	-
Substandard	-	813	-	-	-	-	-	813
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Commercial and industrial - PPP	$198,965	$32,370	$-	$-	$-	$-	$-	$231,335

(continued)

(continued)
							Revolving
							loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						amortized
September 30, 2021	2021	2020	2019	2018	2017	Prior	cost basis	Total

Commercial and industrial - lines of credit
Risk rating
Pass	$26,429	$9,353	$11,567	$1,712	$245	$224	$268,293	$317,823
OAEM	-	-	-	-	-	-	5,497	5,497
Substandard	-	-	1,986	-	1,549	-	2,185	5,720
Substandard non-performing	-	-	-	-	-	-	79	79
Doubtful	-	-	-	-	-	-	-	-
Total Commercial and industrial - lines of credit	$26,429	$9,353	$13,553	$1,712	$1,794	$224	$276,054	$329,119

Residential real estate - owner occupied
Risk rating
Pass	$164,516	$101,383	$32,074	$18,058	$15,198	$64,221	$-	$395,450
OAEM	102	-	175	-	87	-	-	364
Substandard	59	-	-	-	110	174	-	343
Substandard non-performing	202	201	134	232	837	306	-	1,912
Doubtful	-	-	-	-	-	-	-	-
Total Residential real estate - owner occupied	$164,879	$101,584	$32,383	$18,290	$16,232	$64,701	$-	$398,069

Residential real estate - non-owner occupied
Risk rating
Pass	$59,125	$89,408	$49,918	$36,231	$18,711	$19,511	$-	$272,904
OAEM	476	217	2,099	223	-	468	-	3,483
Substandard	-	-	-	-	-	358	-	358
Substandard non-performing	-	-	45	28	-	227	-	300
Doubtful	-	-	-	-	-	-	-	-
Total Residential real estate - non-owner occupied	$59,601	$89,625	$52,062	$36,482	$18,711	$20,564	$-	$277,045

Construction and land development
Risk rating
Pass	$115,823	$107,233	$42,286	$18,451	$3,253	$1,196	$15,151	$303,393
OAEM	-	-	-	-	-	-	249	249
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Construction and land development	$115,823	$107,233	$42,286	$18,451	$3,253	$1,196	$15,400	$303,642

Home equity lines of credit
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$139,754	$139,754
OAEM	-	-	-	-	-	-	92	92
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	181	181
Doubtful	-	-	-	-	-	-	-	-
Total Home equity lines of credit	$-	$-	$-	$-	$-	$-	$140,027	$140,027

(continued)

(continued)
							Revolving
							loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						amortized
September 30, 2021	2021	2020	2019	2018	2017	Prior	cost basis	Total

Consumer
Risk rating
Pass*	$21,473	$11,035	$5,384	$1,587	$707	$781	$63,537	$104,504
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	1	1
Substandard non-performing	-	124	-	-	-	-	-	124
Doubtful	-	-	-	-	-	-	-	-
Total Consumer	$21,473	$11,159	$5,384	$1,587	$707	$781	$63,538	$104,629

Leases
Risk rating
Pass	$2,939	$3,964	$1,502	$1,527	$551	$1,852	$-	$12,335
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	13	-	13
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Leases	$2,939	$3,964	$1,502	$1,527	$551	$1,865	$-	$12,348

Credit cards
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$15,821	$15,821
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Credit cards	$-	$-	$-	$-	$-	$-	$15,821	$15,821

Total loans
Risk rating
Pass	$1,289,426	$1,038,365	$438,236	$315,165	$198,933	$275,316	$531,686	$4,087,127
OAEM	6,956	5,433	23,911	4,446	1,990	2,289	6,845	51,870
Substandard	9,576	8,321	11,153	1,479	2,407	8,466	3,682	45,084
Substandard non-performing	202	1,288	450	328	1,470	1,009	289	5,036
Doubtful	-	-	-	-	-	-	-	-
Total Loans	$1,306,160	$1,053,407	$473,750	$321,418	$204,800	$287,080	$542,502	$4,189,117

*Pass-rated, revolving consumer loans include $881,000 in overdrawn demand deposit balances.

As of December 31, 2020, the risk rating of loans based on year of origination was as follows:

							Revolving	Revolving
							loans	loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						amortized	converted
December 31, 2020	2020	2019	2018	2017	2016	Prior	cost basis	to term	Total

Commercial real estate - non-owner occupied:
Risk rating
Pass	$303,246	$114,731	$102,147	$105,981	$77,925	$57,221	$12,439	$11,717	$785,407
OAEM	3,867	16,587	-	-	7,707	615	-	-	28,776
Substandard	4,174	1,901	-	-	1,513	991	430	-	9,009
Substandard non-performing	9,644	-	-	609	-	-	-	25	10,278
Doubtful	-	-	-	-	-	-	-	-	-
Total Commercial real estate non-owner occupied	$320,931	$133,219	$102,147	$106,590	$87,145	$58,827	$12,869	$11,742	$833,470

Commercial real estate - owner occupied:
Risk rating
Pass	$183,666	$94,462	$83,592	$47,506	$39,638	$30,533	$7,693	$2,418	$489,508
OAEM	74	6,534	1,575	796	115	-	200	-	9,294
Substandard	1,408	5,360	1,335	247	117	-	-	-	8,467
Substandard non-performing	91	-	15	500	-	471	-	326	1,403
Doubtful	-	-	-	-	-	-	-	-	-
Total Commercial real estate owner occupied	$185,239	$106,356	$86,517	$49,049	$39,870	$31,004	$7,893	$2,744	$508,672

Commercial and industrial - term:
Risk rating
Pass	$215,629	$94,563	$104,871	$42,929	$36,016	$8,412	$-	$7,690	$510,110
OAEM	60	2,969	7,878	-	283	8	-	-	11,198
Substandard	1,229	2,521	-	91	163	74	-	384	4,462
Substandard non-performing	-	-	-	-	-	6	-	-	6
Doubtful	-	-	-	-	-	-	-	-	-
Total Commercial and industrial - term	$216,918	$100,053	$112,749	$43,020	$36,462	$8,500	$-	$8,074	$525,776

Commercial and industrial - PPP
Risk rating
Pass	$550,186	$-	$-	$-	$-	$-	$-	$-	$550,186
OAEM	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total Commercial and industrial - PPP	$550,186	$-	$-	$-	$-	$-	$-	$-	$550,186

(continued)

(continued)
							Revolving	Revolving
							loans	loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						amortized	converted
December 31, 2020	2020	2019	2018	2017	2016	Prior	cost basis	to term	Total

Commercial and industrial - lines of credit
Risk rating
Pass	$26,351	$14,405	$2,229	$1,990	$290	$85	$195,904	$-	$241,254
OAEM	-	2,222	-	-	-	-	1,596	-	3,818
Substandard	-	-	-	-	-	-	4,218	-	4,218
Substandard non-performing	-	-	-	-	-	-	88	-	88
Doubtful	-	-	-	-	-	-	-	-	-
Total Commercial and industrial - lines of credit	$26,351	$16,627	$2,229	$1,990	$290	$85	$201,806	$-	$249,378

Residential real estate - owner occupied
Risk rating
Pass	$94,023	$34,631	$23,748	$19,567	$27,791	$37,362	$-	$1,528	$238,650
OAEM	-	-	-	-	-	-	-	-	-
Substandard	13	-	-	115	-	-	-	-	128
Substandard non-performing	49	58	-	100	38	73	-	95	413
Doubtful	-	-	-	-	-	-	-	-	-
Total Residential real estate - owner occupied	$94,085	$34,689	$23,748	$19,782	$27,829	$37,435	$-	$1,623	$239,191

Residential real estate - non-owner occupied
Risk rating
Pass	$63,537	$22,422	$25,466	$10,587	$9,609	$6,451	$-	$788	$138,860
OAEM	137	1,600	140	-	-	92	-	-	1,969
Substandard	-	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	29	-	-	72	-	-	101
Doubtful	-	-	-	-	-	-	-	-	-
Total Residential real estate - non-owner occupied	$63,674	$24,022	$25,635	$10,587	$9,609	$6,615	$-	$788	$140,930

Construction and land development
Risk rating
Pass	$139,611	$94,066	$32,539	$15,384	$1,175	$553	$6,304	$1,883	$291,515
OAEM	-	-	-	-	-	-	249	-	249
Substandard	-	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total Construction and land development	$139,611	$94,066	$32,539	$15,384	$1,175	$553	$6,553	$1,883	$291,764

Home equity lines of credit
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$95,145	$-	$95,145
OAEM	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	221	-	221
Doubtful	-	-	-	-	-	-	-	-	-
Total Home equity lines of credit	$-	$-	$-	$-	$-	$-	$95,366	$-	$95,366

(continued)

(continued)
							Revolving	Revolving
							loans	loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						amortized	converted
December 31, 2020	2020	2019	2018	2017	2016	Prior	cost basis	to term	Total

Consumer
Risk rating
Pass*	$10,334	$2,897	$1,687	$243	$420	$466	$55,631	$192	$71,870
OAEM	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	2	-	2	-	4
Doubtful	-	-	-	-	-	-	-	-	-
Total Consumer	$10,334	$2,897	$1,687	$243	$422	$466	$55,633	$192	$71,874

Leases
Risk rating
Pass	$4,674	$1,875	$2,144	$1,300	$2,550	$2,168	$-	$-	$14,711
OAEM	-	-	-	-	69	-	-	-	69
Substandard	-	-	6	-	-	-	-	-	6
Substandard non-performing	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total Leases	$4,674	$1,875	$2,150	$1,300	$2,619	$2,168	$-	$-	$14,786

Credit cards
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$10,203	$-	$10,203
OAEM	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total Credit cards	$-	$-	$-	$-	$-	$-	$10,203	$-	$10,203

Total loans
Risk rating
Pass	$1,591,257	$474,052	$378,423	$245,487	$195,414	$143,251	$383,319	$26,216	$3,437,419
OAEM	4,138	29,912	9,593	796	8,174	715	2,045	-	55,373
Substandard	6,824	9,782	1,341	453	1,793	1,065	4,648	384	26,290
Substandard non-performing	9,784	58	44	1,209	40	622	311	446	12,514
Doubtful	-	-	-	-	-	-	-	-	-
Total Loans	$1,612,003	$513,804	$389,401	$247,945	$205,421	$145,653	$390,323	$27,046	$3,531,596

* - Pass-rated, revolving consumer loans include $536,000 in overdrawn demand deposit balances.

For certain loan classes, such as credit cards, credit quality is evaluated based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in credit cards based on payment activity:

	September 30,	December 31,
(in thousands)	2021	2020

Credit cards
Performing	$15,821	$10,203
Non-performing	—	—
Total credit cards	$15,821	$10,203

In accordance with Section 4013 of the CARES Act and in response to requests from borrowers who experienced business or personal cash flow interruptions related to the pandemic, Bancorp extended payment deferrals for those affected borrowers. Depending on the demonstrated need of the customer, Bancorp deferred either the full loan payment or the principal-only portion of respective loan payments, typically for 90 or 180 days, for some borrowers directly impacted by the pandemic. Pursuant to the CARES Act, these loan deferrals were not classified as TDRs and not included in past due and/or non-performing loan statistics. As of September 30, 2021, outstanding loan deferrals totaled $355,000, representing 0.01% of the total loan portfolio (excluding PPP loans) compared to $37 million, or 1.24% of the total loan portfolio (excluding PPP loans) at December 31, 2020.

Troubled Debt Restructurings

Detail of outstanding TDRs included in total non-performing loans follows:

	September 30, 2021			December 31, 2020
		Specific	Additional		Specific	Additional
		reserve	commitment		reserve	commitment
(in thousands)	Balance	allocation	to lend	Balance	allocation	to lend

Commercial and industrial - term	$13	$13	$—	$16	$16	$—
Residential real estate	—	—	—	—	—	—
Total TDRs	$13	$13	$—	$16	$16	$—

During the three and nine month periods ended September 30, 2021 and 2020, there were no loans modified as TDRs and there were no payment defaults of existing TDRs within 12 months following the modification. Default is determined at 90 or more days past due, charge-off, or foreclosure.

Bancorp had $862,000 and $147,000, respectively, in residential real estate loans for which formal foreclosure proceedings were in process at September 30, 2021 and December 31, 2020.

(5)	Goodwill and Core Deposit Intangibles

As of September 30, 2021, goodwill represents $123 million related to the KB acquisition, $12 million related to the 2019 KSB acquisition and $682,000 related to the 1996 purchase of a bank in southern Indiana. The acquisition of TBOC in 2013 generated a bargain purchase gain. As permitted under GAAP, management has up to 12 months following the date of acquisition to finalize the fair values of the acquired assets and assumed liabilities related to the KB acquisition. During this measurement period, Bancorp may record subsequent adjustments to goodwill for provisional amounts recorded at the acquisition date.

GAAP requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment at least annually. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. Bancorp’s annual goodwill impairment test is conducted as of September 30 of each year or more often as situations dictate.

At September 30, 2021, Bancorp elected to perform a qualitative assessment to determine if it was more-likely-than-not that the fair value of the Commercial Banking reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was not more-likely-than-not that the carrying value of the reporting unit exceeded its fair value.

Changes in the carrying value of goodwill follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Balance at beginning of period	$136,529	$12,513	$12,513	$12,513
Goodwill acquired	—	—	124,016	—
Recast adjustments	(699)	—	(699)	—
Impairment	—	—	—	—
Balance at end of period	$135,830	$12,513	$135,830	$12,513

Bancorp recorded CDI assets of $4.4 million, $1.5 million and $2.5 million in association with the acquisition of KB in 2021, KSB in 2019 and TBOC in 2013, respectively.

Changes in the net carrying amount of CDIs follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Balance at beginning of period	$5,162	$2,122	$1,962	$2,285
Core deposit intangible acquired	—	—	3,404	—
Recast adjustment	999	—	999	—
Amortization	(290)	(80)	(494)	(243)
Balance at end of period	$5,871	$2,042	$5,871	$2,042

(6)	Other Assets

A summary of the major components of other assets follows:

	September 30,	December 31,
(in thousands)	2021	2020

Cash surrender value of life insurance other than BOLI	$19,792	$18,426
Net deferred tax asset	24,202	22,320
Investments in tax credit related ventures	11,576	9,552
Swap assets	4,180	8,374
Prepaid assets	4,082	2,935
Trust fees receivable	2,557	2,192
Mortgage servicing rights	4,600	2,710
Other real estate owned	7,229	281
Other	10,118	4,575
Total other assets	$88,336	$71,365

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

The estimated fair value of MSRs at September 30, 2021 and December 31, 2020 were $5.3 million and $3.1 million, respectively. MSRs with an estimated fair value of $1.7 million were acquired in the KB acquisition. There was no valuation allowance recorded for MSRs as of September 30, 2021 and December 31, 2020, as fair value exceeded carrying value.

Changes in the net carrying amount of MSRs follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Balance at beginning of period	$4,657	$1,888	$2,710	$1,372
MSRs acquired	—	—	1,662	—
Additions for mortgage loans sold	177	631	888	1,272
Amortization	(234)	(99)	(660)	(224)
Impairment	—	—	—	—
Balance at end of period	$4,600	$2,420	$4,600	$2,420

Total outstanding principal balances of loans serviced for others were $697 million and $428 million at September 30, 2021 and December 31, 2020, respectively. Loans serviced for others acquired as part of the KB acquisition totaled $233 million at the date of acquisition.

(7)	Income Taxes

Components of income tax expense (benefit) from operations follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Current income tax expense:
Federal	$4,730	$3,369	$8,202	$9,574
State	642	198	1,188	538
Total current income tax expense	5,372	3,567	9,390	10,112

Deferred income tax expense (benefit):
Federal	858	(1,507)	2,375	(2,653)
State	672	(476)	1,462	(1,279)
Total deferred income tax expense (benefit)	1,530	(1,983)	3,837	(3,932)
Change in valuation allowance	-	7	-	9
Total income tax expense	$6,902	$1,591	$13,227	$6,189

An analysis of the difference between the statutory and ETRs from operations follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	3.6	0.6	3.4	0.7
Excess tax benefit from stock-based compensation arrangements	(0.1)	(2.6)	(1.7)	(0.9)
Change in cash surrender value of life insurance	(0.2)	(1.1)	(0.7)	(0.6)
Tax credits	(0.3)	(5.5)	(0.8)	(5.8)
Tax exempt interest income	(0.4)	(0.3)	(0.3)	(0.3)
Non-deductible merger expenses	0.1	-	0.5	-
Insurance captive	(0.3)	-	(0.2)	-
Other, net	(0.4)	(2.2)	(0.3)	(1.0)
Effective tax rate	23.0%	9.9%	20.9%	13.1%

Current state income tax expense represents tax owed to the states of Kentucky, Indiana and Illinois. Ohio state bank taxes are currently based on capital levels and are recorded as other non-interest expense.

The state of Kentucky passed legislation in 2019 that required financial institutions to transition from a capital based franchise tax to the Kentucky corporate income tax beginning in 2021 and allows entities filing a combined Kentucky income tax return to share certain tax attributes, including net operating loss carryforwards.

GAAP provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns. If recognized, tax benefits would reduce tax expense and accordingly, increase net income. The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current year tax positions, expiration of open income tax returns due to statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examination, litigation and legislative activity and addition or elimination of uncertain tax positions. As of September 30, 2021 and December 31, 2020, the gross amount of unrecognized tax benefits was immaterial to Bancorp’s consolidated financial statements. Federal and state income tax returns are subject to examination for the years after 2016.

(8)	Deposits

The composition of deposits follows:

(in thousands)	September 30, 2021	December 31, 2020

Non-interest bearing demand deposits	$1,744,790	$1,187,057
Interest bearing deposits:
Interest bearing demand	1,794,816	1,355,985
Savings	397,875	208,774
Money market	955,200	844,414

Time deposits of $250 thousand or more	89,420	73,065
Other time deposits(1)	359,923	319,339
Total time deposits	449,343	392,404
Total interest bearing deposits	3,597,234	2,801,577
Total deposits	$5,342,024	$3,988,634

(1)	Includes $4 million and $25 million in brokered deposits as of September 30, 2021 and December 31, 2020, respectively.

Deposits totaling $1.0 billion were assumed on May 31, 2021 in relation to the KB acquisition.

(9)	Securities Sold Under Agreements to Repurchase

SSUAR represent a funding source of Bancorp and are primarily used by commercial customers in conjunction with collateralized corporate cash management accounts. Such repurchase agreements are considered financing agreements and mature within one business day from the transaction date. At September 30, 2021 and December 31, 2020, all of these financing arrangements had overnight maturities and were secured by government sponsored enterprise obligations and government agency mortgage-backed securities that were owned and controlled by Bancorp.

Information concerning SSUAR follows:

(dollars in thousands)	September 30, 2021	December 31, 2020
Outstanding balance at end of period	$74,406	$47,979
Weighted average interest rate at end of period	0.04%	0.05%

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2021	2020	2021	2020

Average outstanding balance during the period	$71,065	$40,832	$57,980	$38,595
Average interest rate during the period	0.03%	0.07%	0.04%	0.11%
Maximum outstanding at any month end during the period	$81,964	$40,655	$81,964	$42,722

SSUAR totaling $11 million were assumed on May 31, 2021 in relation to the KB acquisition.

(10)	FHLB Advances

Bancorp had one advance totaling $10 million outstanding as of September 30, 2021, as compared with 37 separate advances totaling $32 million as of December 31, 2020. Interest payments are due monthly with principal due at maturity for the lone advance outstanding at September 30, 2021.

Bancorp chose to pay off all outstanding advances during the second quarter with the exception of the $10 million advance noted above, which is associated with a cash flow-related interest rate swap that matures in December 2021. The advances paid off during the second quarter had an average weighted cost of 2.03% prior to their maturity and an early-termination fee of $474,000 was incurred as a result of the payoffs. Bancorp made this decision due to its excess liquidity driven by the substantial deposit growth it achieved during 2020 and the first half of 2021 combined with the near-term outlook for low interest rates. Bancorp believes it will substantially “earn back” the early termination penalty through lower interest expense over two years.

FHLB advances totaling $91 million were assumed on May 31, 2021 in relation to the KB acquisition, all of which were paid off immediately upon acquisition.

The following is a summary of the contractual maturities and average effective rates of outstanding advances:

(dollars in thousands)	As of September 30, 2021		As of December 31, 2020
Maturity		Weighted average		Weighted average
Year	Advance	Fixed Rate	Advance	Fixed Rate
2021	$10,000	0.22	$12,148	0.68
2022	—	—	—	—
2023	—	—	268	1.00
2024	—	—	1,389	2.36
2025	—	—	2,827	2.43
2026	—	—	5,401	1.96
2027	—	—	5,323	1.73
2028	—	—	4,283	2.27

Total	$10,000	0.22%	$31,639	1.52%

FHLB advances are collateralized by certain CRE and residential real estate mortgage loans under blanket mortgage collateral pledge agreements and FHLB stock. Bancorp views these advances as an effective lower-costing alternative to brokered deposits to fund loan growth. At September 30, 2021 and December 31, 2020, the amount of available credit from the FHLB totaled $892 million and $804 million, respectively.

Bancorp also had $80 million in FFP lines available from correspondent banks at both September 30, 2021 and December 31, 2020, respectively.

(11)	Commitments and Contingent Liabilities

As of September 30, 2021 and December 31, 2020, Bancorp had various commitments outstanding that arose in the normal course of business which are properly not reflected in the consolidated financial statements. Total off-balance sheet commitments to extend credit follows:

(in thousands)	September 30, 2021	December 31, 2020
Commercial and industrial	$666,520	$555,077
Construction and land development	258,933	266,550
Home equity	234,903	175,132
Credit cards	42,048	32,321
Overdrafts	51,881	33,564
Letters of credit	31,043	24,425
Other	76,028	54,385
Future loan commitments	311,369	249,318
Total off balance sheet commitments to extend credit	$1,672,725	$1,390,772

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

At September 30, 2021 and December 31, 2020, Bancorp had accrued $4.3 million and $5.4 million, respectively, in other liabilities for its estimate of credit losses for off balance sheet credit exposures. A net benefit of $1.4 million was recorded for the provision for off balance sheet credit exposures for the nine months ended September 30, 2021, as compared to net expense of $2.4 million for the same period of 2020. The reduction in the ACL for off balance sheet credit exposures between December 31, 2020 and September 30, 2021 is attributed to nearly all loan segments experiencing a decrease in their reserve loss percentages consistent with generally improving model factors, particularly unemployment forecasts.

Standby letters of credit are conditional commitments issued by Bancorp to guarantee the performance of a customer to a first party beneficiary. Those guarantees are primarily issued to support commercial transactions. Standby letters of credit generally have maturities of one to two years.

Certain commercial customers require confirmation of Bancorp’s letters of credit by other banks since Bancorp does not have a rating by a national rating agency. Terms of the agreements range from one month to a year with certain agreements requiring between one and six months’ notice to cancel. If an event of default on all contracts had occurred at September 30, 2021, Bancorp would have been required to make payments of approximately $2.2 million, or the maximum amount payable under those contracts. No payments have ever been required because of default on these contracts. These agreements are normally secured by collateral acceptable to Bancorp, which limits credit risk associated with the agreements.

As of September 30, 2021, in the normal course of business, there were pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate result of these legal actions and proceedings will not have a material adverse effect on the consolidated financial position or results of operations of Bancorp.

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

Carrying values of assets measured at fair value on a recurring basis follows:

	Fair Value Measurements Using:			Total
September 30, 2021 (in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Available for sale debt securities:
U.S. Treasury and other U.S. Government obligations	$83,712	$—	$—	$83,712
Government sponsored enterprise obligations	—	146,287	—	146,287
Mortgage backed securities - government agencies	—	771,722	—	771,722
Obligations of states and political subdivisions	—	67,424	—	67,424
Other	—	1,003	—	1,003

Total available for sale debt securities	83,712	986,436	—	1,070,148

Interest rate swaps	—	4,180	—	4,180

Total assets	$83,712	$990,616	$—	$1,074,328

Liabilities:
Interest rate swaps	$—	$4,226	$—	$4,226

	Fair Value Measurements Using:			Total
December 31, 2020 (in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Available for sale debt securities:
Government sponsored enterprise obligations	$—	$138,078	$—	$138,078
Mortgage backed securities - government agencies	—	437,585	—	437,585
Obligations of states and political subdivisions	—	11,315	—	11,315

Total available for sale debt securities	—	586,978	—	586,978

Interest rate swaps	—	8,374	—	8,374

Total assets	$—	$595,352	$—	$595,352

Liabilities:
Interest rate swaps	$—	$8,391	$—	$8,391

There were no transfers into or out of Level 3 of the fair value hierarchy during 2021 or 2020.

Discussion of assets measured at fair value on a non-recurring basis follows:

MSRs – On at least a quarterly basis, MSRs are evaluated for impairment based upon the fair value of the MSRs as compared to carrying amount. Fair value is based on a valuation model that calculates the present value of estimated net servicing income. The model incorporates assumptions that market participants would use in estimating future net servicing income. These measurements are classified as Level 3. At September 30, 2021 and December 31, 2020, there was no valuation allowance for MSRs, as the fair value exceeded the cost. Accordingly, the MSRs are not included in the following tabular disclosure for September 30, 2021 and December 31, 2020.

Collateral dependent loans – For collateral-dependent loans where Bancorp has determined that the liquidation or foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the loan to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the estimated fair value of the collateral and the amortized cost basis of the loan as of the measurement date. For real estate loans, fair value of the loan’s collateral is determined by third party or internal appraisals, which are then adjusted for the estimated selling and closing costs related to liquidation of the collateral. For this asset class, the actual valuation methods (income, comparable sales, or cost) vary based on the status of the project or property. The unobservable inputs may vary depending on the individual assets with no one of the three methods being the predominant approach. Bancorp reviews the third party appraisal for appropriateness and adjusts the value downward to consider selling and closing costs, which typically range from 8% to 10% of the appraised value. For non-real estate loans, fair value of the loan’s collateral may be determined using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation and management’s expertise or knowledge of the client and client’s business.

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

Carrying values of assets measured at fair value on a non-recurring basis follows:

					Losses recorded
					Three months	Nine months
	Fair Value Measurements Using:			Total	ended	ended
September 30, 2021 (in thousands)	Level 1	Level 2	Level 3	Fair Value	September 30, 2021	September 30, 2021

Collateral dependent loans	$—	$—	$5,151	$5,151	$—	$—
Other real estate owned	—	—	7,229	7,229	—	—

					Losses recorded
					Three months	Nine months
	Fair Value Measurements Using:			Total	ended	ended
December 31, 2020 (in thousands)	Level 1	Level 2	Level 3	Fair Value	September 30, 2020	September 30, 2020

Collateral dependent loans	$—	$—	$7,546	$7,546	$—	$—
Other real estate owned	—	—	281	281	—	—

There were no liabilities measured at fair value on a non-recurring basis at September 30, 2021 and December 31, 2020.

For Level 3 assets measured at fair value on a non-recurring basis, the significant unobservable inputs used in the fair value measurements are presented below.

	September 30, 2021
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average

Collateral dependent loans	$5,151	Appraisal	Appraisal discounts	39.3%
Other real estate owned	7,229	Appraisal	Appraisal discounts	31.4

	December 31, 2020
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average

Collateral dependend loans	$7,546	Appraisal	Appraisal discounts	10.7%
Other real estate owned	281	Appraisal	Appraisal discounts	36.0

(13)	Disclosure of Financial Instruments Not Reported at Fair Value

GAAP requires disclosure of the fair value of financial assets and liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis. The estimated fair values of Bancorp’s financial instruments not measured at fair value on a recurring or non-recurring basis follows:

(in thousands)	Carrying		Fair Value Measurements Using:
September 30, 2021	amount	Fair value	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$584,941	$584,941	$584,941	$—	$—
Mortgage loans held for sale	10,201	10,490	—	10,490	—
Federal Home Loan Bank stock	9,376	9,376	—	9,376	—
Loans, net	4,132,584	4,158,330	—	—	4,158,330
Accrued interest receivable	13,749	13,749	13,749	—	—

Liabilities
Non-interest bearing deposits	$1,744,790	$1,744,790	$1,744,790	$—	$—
Transaction deposits	3,147,891	3,147,891	—	3,147,891	—
Time deposits	449,343	451,258	—	451,258	—
Securities sold under agreement to repurchase	74,406	74,406	—	74,406	—
Federal funds purchased	10,908	10,908	—	10,908	—
Federal Home Loan Bank advances	10,000	10,042	—	10,042	—
Accrued interest payable	398	398	398	—	—

(in thousands)	Carrying		Fair Value Measurements Using:
December 31, 2020	amount	Fair value	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$317,945	$317,945	$317,945	$—	$—
Mortgage loans held for sale	22,547	23,389	—	23,389	—
Federal Home Loan Bank stock	11,284	11,284	—	11,284	—
Loans, net	3,479,676	3,513,916	—	—	3,513,916
Accrued interest receivable	13,094	13,094	13,094	—	—

Liabilities
Non-interest bearing deposits	$1,187,057	$1,187,057	$1,187,057	$—	$—
Transaction deposits	2,409,173	2,409,173	—	2,409,173	—
Time deposits	392,404	395,734	—	395,734	—
Securities sold under agreement to repurchase	47,979	47,979	—	47,979	—
Federal funds purchased	11,464	11,464	—	11,464	—
Federal Home Loan Bank advances	31,639	33,180	—	33,180	—
Accrued interest payable	391	391	391	—	—

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

(14)	Accumulated Other Comprehensive Income (Loss)

The following table illustrates activity within the balances of AOCI by component:

	Net unrealized	Net unrealized	Minimum
	gains (losses)	gains (losses)	pension
	on available for	on cash	liability
(in thousands)	sale debt securities	flow hedges	adjustment	Total
Three months ended September 30, 2021
Balance, June 30, 2021	$2,295	$(58)	$(447)	$1,790
Net current period other comprehensive income	(4,453)	32	—	(4,421)
Balance, September 30, 2021	$(2,158)	$(26)	$(447)	$(2,631)

Three months ended September 30, 2020
Balance, June 30, 2020	$9,466	$(281)	$(369)	$8,816
Net current period other comprehensive income	(29)	85	—	56
Balance, September 30, 2020	$9,437	$(196)	$(369)	$8,872

	Net unrealized	Net unrealized	Minimum
	gains (losses)	gains (losses)	pension
	on available for	on cash	liability
(in thousands)	sale debt securities	flow hedges	adjustment	Total
Nine months ended September 30, 2021
Balance, January 1, 2021	$9,310	$(122)	$(447)	$8,741
Net current period other comprehensive income (loss)	(11,468)	96	—	(11,372)
Balance, September 30, 2021	$(2,158)	$(26)	$(447)	$(2,631)

Nine months ended September 30, 2020
Balance, January 1, 2020	$1,085	$(39)	$(369)	$677
Net current period other comprehensive income (loss)	8,352	(157)	—	8,195
Balance, September 30, 2020	$9,437	$(196)	$(369)	$8,872

(15)	Preferred Stock

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

The following table reflects net income (numerator) and average shares outstanding (denominator) for basic and diluted net income per share computations:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share data)	2021	2020	2021	2020
Net income	$23,162	$14,533	$50,056	$41,133

Weighted average shares outstanding - basic	26,485	22,582	24,360	22,553
Dilutive securities	241	220	242	206
Weighted average shares outstanding- diluted	26,726	22,802	24,602	22,759

Net income per share - basic	$0.87	$0.64	$2.05	$1.82
Net income per share - diluted	0.87	0.64	2.03	1.81

Certain SARs that were excluded from the EPS calculation because their impact was antidilutive were as follows:

	Three months ended		Nine months ended
(shares in thousands)	September 30,		September 30,
	2021	2020	2021	2020
Antidilutive SARs	31	202	31	202

(17)	Stock-Based Compensation

The fair value of all stock-based awards granted, net of estimated forfeitures, is recognized as compensation expense over the respective service period.

At Bancorp's 2015 Annual Meeting of Shareholders, shareholders approved the 2015 Omnibus Equity Compensation Plan and authorized the shares available from the expiring 2005 plan for future awards under the 2015 plan. In 2018, shareholders approved an additional 500,000 shares for issuance under the plan. As of September 30, 2021, there were 351,000 shares available for future awards. The 2005 Stock Incentive Plan expired in April 2015 and SARs granted under this plan expire as late as 2025. The 2015 Stock Incentive Plan has no defined expiration date.

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

Fair values of SARs are estimated at the date of grant using the Black-Scholes option-pricing model, a leading formula for calculating such value. This model requires the input of assumptions, changes to which can materially impact the fair value estimate. The following assumptions were used in SAR valuations at the grant date in each year:

Assumptions	2021	2020
Dividend yield	2.52%	2.51%
Expected volatility	25.19%	20.87%
Risk free interest rate	1.22%	1.25%
Expected life (in years)	7.1	7.1

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

Bancorp utilized cash of $208,000 and $224,000 during the first nine months of 2021 and 2020, respectively, for the purchase of shares upon the vesting of RSUs.

Bancorp has recognized stock-based compensation expense for SARs, RSAs and PSUs within compensation expense and RSUs for directors within other non-interest expense, as follows:

	Three months ended September 30, 2021
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$88	$312	$79	$686	$1,165
Deferred tax benefit	(18)	(66)	(17)	(144)	(245)
Total net expense	$70	$246	$62	$542	$920

	Three months ended September 30, 2020
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$88	$424	$67	$264	$843
Deferred tax benefit	(19)	(90)	(14)	(56)	(179)
Total net expense	$69	$334	$53	$208	$664

	Nine months ended September 30, 2021
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$264	$978	$233	$1,953	$3,428
Deferred tax benefit	(55)	(206)	(49)	(411)	(721)
Total net expense	$209	$772	$184	$1,542	$2,707

	Nine months ended September 30, 2020
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$265	$1,064	$202	$1,105	$2,636
Deferred tax benefit	(56)	(223)	(42)	(231)	(552)
Total net expense	$209	$841	$160	$874	$2,084

Detail of unrecognized stock-based compensation expense follows:

	Stock
(in thousands)	Appreciation	Restricted	Restricted	Performance
Year ended	Rights	Stock Awards	Stock Units	Stock Units	Total

Remainder of 2021	$88	$314	$79	$659	$1,140
2022	309	1,074	3	1,506	2,892
2023	234	869	—	700	1,803
2024	127	628	—	—	755
2025	68	376	—	—	444
2026	11	34	—	—	45
Total estimated expense	$837	$3,295	$82	$2,865	$7,079

The following table summarizes SARs activity and related information:

								Weighted
					Weighted		Weighted	average
					average	Aggregate	average	remaining
		Exercise			exercise	intrinsic	fair	contractual
(in thousands, except per share data)	SARs	price			price	value(1)	value	life (in years)

Outstanding, January 1, 2020	641	$14.02	-	$40.00	$25.06	$10,250	$4.10	5.3
Granted	48	37.30	-	37.30	37.30	154	5.80
Exercised	(96)	14.02	-	25.76	16.33	2,401	2.88
Forfeited	—		—		—	—	—
Outstanding, December 31, 2020	593	$15.24	-	$40.00	$27.47	$7,706	$4.44	5.1

Outstanding, January 1, 2021	593	$15.24	-	$40.00	$27.47	$7,706	$4.44	5.1
Granted	31	47.17	-	50.71	50.48	251	9.69
Exercised	(77)	15.24	-	15.84	15.31	2,815	2.58
Forfeited	—		—		—	—	—
Outstanding, September 30, 2021	547	$15.24	-	$50.71	$30.46	$15,417	$5.00	5.2

Vested and exercisable	388	$15.24	-	$40.00	$26.49	$12,492	$4.30	4.1
Unvested	159	33.08	-	50.71	40.20	2,926	6.70	7.8
Outstanding, September 30, 2021	547	$15.24	-	$50.71	$30.46	$15,417	$5.00	5.2

Vested in the current year	53	$25.76	-	$40.00	$34.00	$1,316	$5.40

(1) – Aggregate intrinsic value for SARs is defined as the amount by which the current market price of the underlying stock exceeds the exercise or grant price.

The following table summarizes activity for RSAs granted:

		Grant date
		weighted
(in thousands, except per share data)	RSAs	average cost

Unvested at January 1, 2020	108	$34.31
Shares awarded	36	39.30
Restrictions lapsed and shares released	(41)	32.38
Shares forfeited	(4)	36.63
Unvested at December 31, 2020	99	$36.85

Unvested at January 1, 2021	99	$36.85
Shares awarded	39	46.90
Restrictions lapsed and shares released	(34)	35.50
Shares forfeited	(5)	40.61
Unvested at September 30, 2021	99	$41.05

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

Bancorp had outstanding undesignated interest rate swap contracts as follows:

	Receiving		Paying
	September 30,	December 31,	September 30,	December 31,
(dollars in thousands)	2021	2020	2021	2020

Notional amount	$127,607	$119,940	$127,607	$119,940
Weighted average maturity (years)	7.3	7.8	7.3	7.8
Fair value	$4,180	$8,374	$4,194	$8,391

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

The following table details Bancorp’s derivative position designated as a cash flow hedge, and the related fair value:

(dollars in thousands)
				Fair value
Notional	Maturity	Receive (variable)	Pay fixed	assets (liabilities)
amount	date	index	swap rate	September 30, 2021	December 31, 2020
$10,000	December 6, 2021	Three Month LIBOR	1.89%	$(33)	$(160)

(19)	Regulatory Matters

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

Additionally, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, Bancorp and the Bank must hold a 2.5% capital conservation buffer composed of Common Equity Tier 1 Risk-Based Capital above the minimum risk-based capital requirements for the Common Equity Tier 1 Risk-Based Capital ratio, Tier 1 Risk-Based Capital ratio and Total Risk-Based Capital ratio necessary to be considered adequately-capitalized. At September 30, 2020, the adequately-capitalized minimums, including the capital conservation buffer, were a 6.0% Common Equity Tier 1 Risk-Based Capital ratio, 8.5% Tier 1 Risk-Based Capital ratio and 10.5% Total Risk-Based Capital ratio. The capital conservation buffer was phased in starting in 2016 at 0.625% and was fully implemented at 2.5% effective January 1, 2019.

Bancorp continues to exceed the regulatory requirements for all calculations. Bancorp and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB and the FDIC, in addition to the capital conservation buffer.

The following table sets forth consolidated Bancorp’s and the Bank’s risk based capital amounts and ratios:

(dollars in thousands)	Actual		Minimum for adequately capitalized		Minimum for well capitalized
September 30, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$581,998	12.61%	$369,314	8.00%	NA	NA
Bank	564,054	12.26	368,132	8.00	$460,166	10.00%

Common equity tier 1 risk-based capital (1)
Consolidated	539,601	11.69	207,739	4.50	NA	NA
Bank	564,051	11.34	207,074	4.50	299,108	6.50

Tier 1 risk-based capital (1)
Consolidated	539,601	11.69	276,985	6.00	NA	NA
Bank	564,051	11.34	276,099	6.00	368,132	8.00

Leverage (2)
Consolidated	539,601	8.98	240,340	4.00	NA	NA
Bank	564,051	8.69	240,011	4.00	300,014	5.00

(dollars in thousands)	Actual		Minimum for adequately capitalized		Minimum for well capitalized
December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$470,648	13.36%	$281,887	8.00%	NA	NA
Bank	456,302	12.99	281,106	8.00	$351,383	10.00%

Common equity tier 1 risk-based capital (1)
Consolidated	430,886	12.23	158,556	4.50	NA	NA
Bank	416,540	11.85	158,122	4.50	228,399	6.50

Tier 1 risk-based capital (1)
Consolidated	430,886	12.23	211,407	6.00	NA	NA
Bank	416,540	11.85	210,830	6.00	281,106	8.00

Leverage (2)
Consolidated	430,886	9.57	180,123	4.00	NA	NA
Bank	416,540	9.26	179,845	4.00	224,807	5.00

(1)    Ratio is computed in relation to risk-weighted assets.

(2)    Ratio is computed in relation to average assets.

NA – Not Applicable

(20)	Segments

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

Principally, all of the net assets of Bancorp are involved in the commercial banking segment. Goodwill of $136 million, of which $682,000 relates to a bank acquisition in 1996, $12 million relates to the 2019 KSB acquisition and $123 million relates to the KB acquisition, has been assigned to the commercial banking segment. Assets assigned to WM&T primarily consist of net premises and equipment and a receivable related to fees earned that have not been collected.

Selected financial information by business segment follows:

	Three months ended September 30, 2021			Three months ended September 30, 2020

(in thousands)	Commercial Banking	WM&T	Total	Commercial Banking	WM&T	Total

Net interest income	$45,414	$69	$45,483	$33,619	$76	$33,695
Provision for credit losses	(1,525)	—	(1,525)	4,968	—	4,968
Wealth management and trust services	—	7,128	7,128	—	5,657	5,657
All other non-interest income	10,486	—	10,486	7,386	—	7,386
Non-interest expenses	31,072	3,486	34,558	22,512	3,134	25,646
Income before income tax expense	26,353	3,711	30,064	13,525	2,599	16,124
Income tax expense	6,070	832	6,902	1,027	564	1,591
Net income	$20,283	$2,879	$23,162	$12,498	$2,035	$14,533

Segment assets	$6,177,355	$3,833	$6,181,188	$4,361,576	$3,553	$4,365,129

	Nine months ended September 30, 2021			Nine months ended September 30, 2020

(in thousands)	Commercial Banking	WM&T	Total	Commercial Banking	WM&T	Total

Net interest income	$124,672	$220	$124,892	$99,423	$246	$99,669
Provision for credit losses	1,147	—	1,147	17,918	—	17,918
Wealth management and trust services	—	20,234	20,234	—	17,601	17,601
All other non-interest income	27,012	—	27,012	20,600	—	20,600
Non-interest expenses	97,249	10,459	107,708	63,063	9,567	72,630
Income before income tax expense	53,288	9,995	63,283	39,042	8,280	47,322
Income tax expense	11,058	2,169	13,227	4,392	1,797	6,189
Net income	$42,230	$7,826	$50,056	$34,650	$6,483	$41,133

Segment assets	$6,177,355	$3,833	$6,181,188	$4,361,576	$3,553	$4,365,129

(21)	Revenue from Contracts with Customers

All of Bancorp’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The table below presents Bancorp’s sources of non-interest income with items outside the scope of ASC 606 noted as such:

	Three months ended September 30, 2021			Three months ended September 30, 2020

(in thousands)	Commercial Banking	WM&T	Total	Commercial	WM&T	Total
Wealth management and trust services	$—	$7,128	$7,128	$—	$5,657	$5,657
Deposit service charges	1,768	—	1,768	998	—	998
Debit and credit card income	3,887	—	3,887	2,218	—	2,218
Treasury management fees	1,771	—	1,771	1,368	—	1,368
Mortgage banking income(1)	915	—	915	1,979	—	1,979
Net investment product sales commissions and fees	780	—	780	431	—	431
Bank owned life insurance(1)	275	—	275	172	—	172
Other(2)	1,090	—	1,090	220	—	220
Total non-interest income	$10,486	$7,128	$17,614	$7,386	$5,657	$13,043

	Nine months ended September 30, 2021			Nine months ended September 30, 2020

(Dollars in thousands)	Commercial Banking	WM&T	Total	Commercial	WM&T	Total
Wealth management and trust services	$—	$20,234	$20,234	$—	$17,601	$17,601
Deposit service charges	3,945	—	3,945	3,081	—	3,081
Debit and credit card income	9,444	—	9,444	6,261	—	6,261
Treasury management fees	5,041	—	5,041	3,901	—	3,901
Mortgage banking income(1)	3,662	—	3,662	4,447	—	4,447
Net investment product sales commissions and fees	1,789	—	1,789	1,288	—	1,288
Bank owned life insurance(1)	642	—	642	527	—	527
Other(2)	2,489	—	2,489	1,095	—	1,095
Total non-interest income	$27,012	$20,234	$47,246	$20,600	$17,601	$38,201

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

WM&T provides customers fiduciary and investment management services as agreed upon in asset management contracts. The contracts require WM&T to provide a series of distinct services for which fees are earned over time. The contracts are cancellable upon demand with fees typically based upon the asset value of investments. Revenue is accrued and recognized monthly based upon month-end asset values and collected from the customer predominately in the following month except for a small percentage of fees collected quarterly. Incentive compensation related to WM&T activities is considered a cost of obtaining the contract. Contracts between WM&T and customers do not permit performance-based fees and accordingly, none of the fee income earned by WM&T is performance-based. Trust fees receivable were $2.6 million and $2.2 million at September 30, 2021 and December 31, 2020, respectively.

Investment products sales commissions and fees represent the Bank’s share of transaction fees and wrap fees resulting from investment services and programs provided through an agent relationship with a third party broker-dealer. Transaction fees are assessed at the time of the transaction. Those fees are collected and recognized on a monthly basis. Trailing fees are based upon market values and are assessed, collected and recognized on a quarterly basis. Because the Bank acts as an agent in arranging the relationship between the customer and third party provider, and does not control the services rendered, investment product sales commissions and fees are reported net of related costs, including nominal incentive compensation, and trading activity charges of $437,000 and $417,000 for the nine month periods ended September 30, 2021 and 2020.

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

Bancorp did not establish any contract assets or liabilities as a result of adopting ASC 606, nor were any recognized during the nine months ended September 30, 2021.

(22)	Leases

Bancorp has operating leases for various branch locations with terms ranging from two years to 19 years, some of which include options to extend the leases in five-year increments. A total of seven operating leases were added as a result of the KB acquisition. Options reasonably expected to be exercised are included in determination of the right-of-use asset. Bancorp elected to use a practical expedient to expense short-term lease obligations associated with leases with original terms of 12 months or less. Bancorp elected not to separate non-lease components from lease components for its operating leases. The right-of-use lease asset and operating lease liability are recorded in premises and equipment and other liabilities on the consolidated balance sheet.

Balance sheet, income statement and cash flow detail regarding operating leases follows:

(dollars in thousands)	September 30, 2021	December 31, 2020
Balance Sheet
Operating lease right-of-use asset	$15,449	$12,100
Operating lease liability	16,938	13,476

Weighted average remaining lease term (years)	9.5	8.6
Weighted average discount rate	3.02%	3.37%

Maturities of lease liabilities:
One year or less	$654	$2,087
Year two	2,634	2,107
Year three	2,673	2,141
Year four	2,408	1,899
Year five	1,924	1,469
Greater than five years	9,308	5,882
Total lease payments	$19,601	$15,585
Less imputed interest	2,663	2,109
Total	$16,938	$13,476

	Three months ended	Three months ended
(in thousands)	September 30, 2021	September 30, 2020
Income Statement
Components of lease expense:
Operating lease cost	$616	$468
Variable lease cost	57	44
Less sublease income	9	—
Total lease cost	$664	$512

	Nine months ended	Nine months ended
(in thousands)	September 30, 2021	September 30, 2020
Income Statement
Components of lease expense:
Operating lease cost	$1,623	$1,411
Variable lease cost	170	131
Less sublease income	36	38
Total lease cost	$1,757	$1,504

	Nine months ended	Nine months ended
(in thousands)	September 30, 2021	September 30, 2020
Cash flow Statement
Supplemental cash flow information:
Operating cash flows from operating leases	$1,898	$1,186

As of September 30, 2021, Bancorp had not entered into any lease agreements that had yet to commence.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The consolidated financial statements include the accounts of Stock Yards Bancorp, Inc. and its wholly owned subsidiaries, SYB and the Captive, collectively referred to as “Bancorp” or the “Company.” All significant inter-company transactions and accounts have been eliminated in consolidation.

Bancorp is a FHC headquartered in Louisville, Kentucky. Established in 1904, SYB is a state-chartered non-member financial institution that provides services in Louisville, central, eastern and northern Kentucky, as well as the Indianapolis, Indiana and Cincinnati, Ohio metropolitan markets through 63 full-service banking center locations. The captive is a Nevada-based, wholly-owned insurance subsidiary of the Company, which was retained in conjunction with the KB acquisition and provides insurance coverage not currently provided by Bancorp’s commercial policies to Bancorp and SYB as well as a group of third-party insurance captives.

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

●	changes in or forecasts of future political and economic conditions;
●	accuracy of assumptions and estimates used in establishing the ACL for loans, ACL for off-balance sheet credit exposures and other estimates;
●	impairment of investment securities, goodwill, MSRs, other intangible assets or DTAs;
●	ability to effectively navigate an economic slowdown or other economic or market disruptions;
●	changes in laws and regulations or the interpretation thereof;
●	changes in fiscal, monetary, and/or regulatory policies;
●	changes in tax polices including but not limited to changes in federal and state statutory rates;
●	behavior of securities and capital markets, including changes in market volatility and liquidity;
●	ability to effectively manage capital and liquidity;
●	long-term and short-term interest rate fluctuations, as well as the shape of the U.S. Treasury yield curve;

●	the magnitude and frequency of changes to the FFTR implemented by the Federal Open Market Committee of the FRB;
●	competitive product and pricing pressures;
●	projections of revenue, expenses, capital expenditures, losses, EPS, dividends, capital structure, etc.;
●	descriptions of plans or objectives for future operations, products, or services;
●	integration of acquired financial institutions;
●	changes in the credit quality of Bancorp’s customers and counterparties, deteriorating asset quality and charge-off levels;
●	changes in technology instituted by Bancorp, its counterparties or competitors;
●	changes to or the effectiveness of Bancorp’s overall internal control environment;
●	adequacy of Bancorp’s risk management framework, disclosure controls and procedures and internal control over financial reporting;
●	changes in applicable accounting standards, including the introduction of new accounting standards;
●	changes in investor sentiment or consumer/business spending or savings behavior;
●	ability to appropriately address social, environmental and sustainability concerns that may arise from business activities;
●	integration of acquired businesses or future acquisitions;
●

occurrence of natural or man-made disasters or calamities, including health emergencies, the spread of infectious diseases, pandemics or outbreaks of hostilities, and Bancorp’s ability to deal effectively with disruptions caused by the foregoing;

●	ability to maintain the security of its financial, accounting, technology, data processing and other operational systems and facilities;
●	ability to withstand disruptions that may be caused by any failure of its operational systems or those of third parties;
●	ability to effectively defend itself against cyberattacks or other attempts by unauthorized parties to access information of Bancorp, its vendors or its customers or to disrupt systems; and
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

Acquisition of Kentucky Bancshares, Inc.

On May 31, 2021, Bancorp completed its acquisition of Kentucky Bancshares, Inc. and its wholly owned subsidiary, Kentucky Bank, collectively defined as “KB,” a commercial bank and trust company operating 19 branches throughout central and eastern Kentucky with approximately $1.3 billion in assets, $755 million in loans (including PPP), $396 million in AFS debt securities and $1.0 billion in deposits at the time of acquisition. Kentucky Bancshares, Inc. was also the holding company for an insurance captive, which Bancorp acquired and retained. Bancorp acquired all outstanding common stock of Kentucky Bancshares, Inc. in a combined stock and cash transaction that resulted in total consideration paid to Kentucky Bancshares, Inc. shareholders of $233 million.

Bancorp has recorded goodwill of $123 million and incurred pre-tax merger related expenses totaling $0 and $18.5 million for the three and nine months ended September 30, 2021, respectively, as a result of the KB acquisition. Net income from the Kentucky Bancshares, Inc. acquisition is expected to be accretive to Bancorp’s overall operating results beginning in 2022.

The acquisition of KB had a significant impact on the ACL and loan loss provisioning for the nine months ending September 30, 2021. In total, acquisition-related activity served to increase the ACL $14.2 million for the nine months ended September 30, 2021. This increase consisted of $6.8 million attributed to the acquired PCD loan portfolio, with the corresponding offset recorded to goodwill (as opposed to provision expense), and $7.4 million attributed to the acquired non-PCD portfolio, which represents the acquisition-related provision expense for the nine months ended September 30, 2021.

Pending Acquisition of Commonwealth Bancshares, Inc. and its Subsidiary Commonwealth Bank & Trust Company

Effective August 3, 2021, Bancorp executed a definitive Agreement and Plan of Merger (“agreement”), pursuant to which Bancorp will acquire all of the outstanding common stock of privately-owned Commonwealth Bancshares, Inc. Commonwealth Bancshares, Inc., headquartered in Louisville, Kentucky, is the holding company for Commonwealth Bank & Trust Company (collectively referred to as “Commonwealth”), which operates 15 retail branches, including nine in Jefferson County, four in Shelby county and two in Northern Kentucky.

Under the terms of the Agreement, the Company will acquire all outstanding common stock in a combined stock and cash transaction, resulting in total consideration to Commonwealth’s shareholders of approximately $188 million based on estimates as of October 29, 2021. Bancorp will fund the cash payment portion of the acquisition through existing resources on-hand.

The acquisition is expected to close during the fourth quarter of 2021, subject to customary regulatory approval and completion of customary closing conditions.  As of September 30, 2021, Commonwealth reported approximately $1.2 billion in assets, $711 million in loans (excluding PPP), $1.0 billion in deposits and $89 million in tangible common equity. Commonwealth also maintains a Wealth Management and Trust Department with total assets under management of $2.6 billion at September 30, 2021. The combined franchise will serve customers through 78 branches with total assets of approximately $7.4 billion, $4.9 billion in gross loans, $6.3 billion in deposits and over $7.1 billion in trust assets under management.

Issued but Not Yet Effective Accounting Standards Updates

For disclosure regarding the impact to Bancorp’s financial statements of issued-but-not-yet-effective ASUs, see the footnote titled “Summary of Significant Accounting Policies” of Part I Item 1 “Financial Statements.”

Business Segment Overview

Bancorp is divided into two reportable segments: Commercial Banking and WM&T:

Commercial Banking provides a full range of loan and deposit products to individual consumers and businesses in all its markets through retail lending, mortgage banking, deposit services, online banking, mobile banking, private banking, commercial lending, commercial real estate lending, treasury management services, merchant services, international banking, correspondent banking and other banking services. The Bank also offers securities brokerage services via its banking center network through an arrangement with a third party broker-dealer in the Commercial Banking segment.

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

Overview – Impact of the COVID-19 Pandemic on Financial Condition and Results of Operations

The COVID-19 pandemic in the U.S. and efforts to contain both the virus and the related economic fallout have had a complex and significant impact on the economy, the banking industry and Bancorp. While the distribution of vaccinations, continued easing of restrictions on public commerce and business activities, and stabilizing unemployment levels have been positive developments in recent months, the overall impact of the pandemic upon Bancorp, the Bank and its customers remains uncertain.

Bancorp’s financial condition and results of operations for the three and nine months ended September 30, 2021 have been significantly impacted by the following pandemic-related factors, among others:

●	The sustained low interest rate environment and related NIM compression
●	Significant participation in the SBA’s PPP
●	Overall excess balance sheet liquidity
●	The FRB’s Seasonally Adjusted National Civilian Unemployment Rate forecast and the resulting impact to the ACL for loans and off balance sheet credit exposures

The FRB’s decision to lower the FFTR 150 bps in March of 2020 in response to the pandemic lowered the FFTR to a range of 0%-0.25% and Prime to 3.25%, where both remained as of September 30, 2021. Consistent with the rate drops, key benchmark rates, such as the five-year treasury rate and one-month LIBOR, declined dramatically. While the interest rate environment has improved in recent quarters, key rates remain well below pre-pandemic levels.

Bancorp’s participation in the PPP has resulted in approximately 5,500 PPP loan originations totaling $918 million ($887 million net of unearned deferred fees and costs) since the program’s inception as part of the CARES Act, which was signed into law in March 2020. While the first round of PPP expired in August 2020, legislative action created a second round of funding for the program and subsequently extended the program to May 31, 2021.

As part of the first round of the PPP, Bancorp originated approximately 3,400 PPP loans totaling $657 million ($637 million net of unearned deferred fees and costs). As of September 30, 2021, 96% of the dollars originated in the first round have been forgiven. Further, approximately 99% of the $19.6 million in net fees received for this round have been recognized life to date. As these borrowers were required to begin making payments in July, accelerated forgiveness activity was experienced during the third quarter of 2021. Remaining round one originations are expected to be forgiven in the coming months.

As part of the second round of the PPP, Bancorp originated over 2,100 PPP loans totaling $261 million ($250 million net of unearned deferred fees and costs). As of September 30, 2021, 24% of the dollars originated in the second round have been forgiven and 34% of the $11.4 million in net fees received for this round have been recognized life to date. As these borrowers are not required to make payments for 16 months, Bancorp expects a significant portion of these borrowers will seek forgiveness in early to mid-2022 in connection with their tax return preparation.

As of September 30, 2021, outstanding PPP loans originated by KB and acquired by Bancorp totaled $12 million.

Interest and fee income earned on the PPP portfolio totaled $4.4 million and $18.4 million for the three and nine month periods ending September 30, 2021, respectively, representing increases of $242,000 and $10.8 million over the same periods of the prior year. As of September 30, 2021, Bancorp had $8 million of net unearned deferred fees related to the PPP that have yet to be recognized and as a result, PPP loan forgiveness will have a major impact on operating results for the remainder of 2021 and the first part of 2022.

As a result of the PPP originations, forgiveness activity, record deposit levels and historically low interest rates, excess liquidity has created NIM compression, as well as challenges associated with deploying idle cash. Bancorp has made substantial investments in the AFS debt securities portfolio during 2021 an effort to deploy excess liquidity, however, prepayment activity within the MBS portfolio has made it challenging to grow the portfolio.

The ACL for loans (excluding acquisition related activity) decreased $5 million between December 31, 2020 and September 30, 2021, a stark contrast from the large increase recorded between December 31, 2019 and September 30, 2020, which included a $16 million reserve build that was separate and subsequent to the increases recorded effective January 1, 2020 in relation to the initial adoption of CECL. The pandemic had a material impact on ACL calculations in 2020, as provisioning surged amidst changes in forecasted economic conditions, especially the FRB’s Seasonally Adjusted National Civilian Unemployment Rate. After peaking towards the middle of last year, unemployment forecasts have improved, as have other underlying CECL model factors, resulting in the provision reduction recorded during the first nine months of 2021.

While separate from the ACL for loans and recorded in other liabilities on the consolidated balance sheets, the ACL for off balance sheet credit exposures also experienced a decrease between December 31, 2020 and September 30, 2021. A net benefit of $1.4 million was recorded to provision for credit losses for off balance sheet exposures during the first nine months of 2021, as loss factors associated with the calculation have improved in recent months and line of credit utilization continues to increase, although it remains below pre-pandemic levels. The ACL for off balance sheet credit exposures stood at $4.3 million as of September 30, 2021 compared to $5.4 million as of December 31, 2020.

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

Overview – Operating Results (FTE)

The following table presents an overview of Bancorp’s financial performance for the three months ended September 30, 2021 and 2020:

(dollars in thousands, except per share data)			Variance
Three months ended September 30,	2021	2020	$/bp	%

Net income	$23,162	$14,533	$8,629	59%
Diluted earnings per share	$0.87	$0.64	$0.23	36%
ROA	1.50%	1.34%	16 bps	12%
ROE	13.92%	13.57%	35 bps	3%

Additional discussion follows under the section titled “Results of Operations.”

General highlights for the three months ended September 30, 2021 compared to September 30, 2020:

●	Net income totaled $23.2 million, resulting in diluted EPS of $0.87 for the three months ended September 30, 2021, a 36% increase over $0.64 for the same period of 2020.
●

The three months ended September 30, 2021 represented the first full quarter of activity associated with the KB acquisition, which contributed approximately $8.3 million in net interest income, $3.0 million in non-interest income and $6.5 million in non-interest expense.

●

Net interest income increased $11.8 million, or 35%, for the three months ended September 30, 2021 compared to the same period of 2020. The increase was driven by the KB acquisition, strong organic loan growth and a $984,000 decrease in interest expense stemming from the strategic lowering of deposit rates in tandem with FRB interest rate actions to levels at or below those offered during the Great Recession, where they remained as of September 30, 2021.

●

NIM decreased 12 bps to 3.14% for the three months ended September 30, 2021 compared to 3.26% for the same period in 2020. Substantial growth in federal funds sold, interest bearing due from banks and the AFS debt securities portfolio resulting from excess liquidity and efforts to deploy it, coupled with a sustained low rate environment that has continued to put pressure on loan yields drove NIM compression for the three months ended September 30, 2021 compared to the same period of 2020.

●

Total loans (excluding PPP loans) increased $1.1 billion, or 40%, compared to September 30, 2020, driven by adding $755 million in loans (including PPP) on May 31, 2021 in relation to the KB acquisition and $376 million of organic growth. Average loans (excluding PPP loans) also increased $1.1 billion, or 39%, for the three months ended September 30, 2021 compared to the same period in 2020, $738 million of which was attributed to the acquisition.

●

As a result of generally improving CECL model factors, including an improved unemployment forecast, a net benefit of $1.5 million was recorded for total provision for credit losses during the three months ended September 30, 2021. In contrast, total provision for credit loss expense of $5.0 million was recorded for the three months ended September 30, 2020. The adoption of CECL (ASC 326) effective January 1, 2020 and subsequent pandemic-related developments, such as elevated unemployment and historic declines in line of credit utilization amidst the evolving pandemic resulted in elevated provisioning for credit losses throughout 2020.

●

Deposit balances increased $1.6 billion compared to September 30, 2020, as a result of assuming approximately $1.0 billion in deposits on May 31, 2021 related to the KB acquisition and the general trend of customers maintaining elevated levels of liquidity. Deposits have remained elevated for several quarters and finished at record levels as of September 30, 2021 (both including and excluding acquisition-related activity), as PPP funding and multiple federal stimulus packages have led to customers generally holding higher levels of liquidity.

●

Total non-interest income increased $4.6 million, or 35%, for the three-month period ended September 30, 2021 compared to the same period of 2020. As previously noted, the quarter benefitted from the first full quarter of activity related to the KB acquisition, which totaled approximately $3.0 million. All non-interest income revenue streams experienced significant increases over the same quarter of the prior year, with the exception of mortgage banking, which experienced a significant decrease as a result of slowing volumes compared to the pandemic-driven re-finance rush that benefitted 2020.

●

Non-interest expenses increased $8.9 million, or 35%, for the quarter ended September 30, 2021 compared to the same period of 2020. The first full quarter of activity related to the KB acquisition added approximately $6.5 million in non-interest expenses. Compensation and employee benefits combined to drive over half of the increase over the same quarter of the prior year, driven largely by acquisition-related growth in FTEs and higher incentive compensation, while the majority of other non-interest expense categories also saw significant increases for the three months ended September 30, 2021 compared to the same period of last year.

The following table presents an overview of Bancorp’s financial performance for the nine months ended September 30, 2021 and 2020:

(dollars in thousands, except per share data)			Variance
Nine months ended September 30,	2021	2020	$/bp	%

Net income	$50,056	$41,133	$8,923	22%
Diluted earnings per share	$2.03	$1.81	$0.22	12%
ROA	1.25%	1.33%	(8) bps	-6%
ROE	12.37%	13.22%	(85) bps	-6%

General highlights for the nine months ended September 30, 2021 compared to September 30, 2020:

●

Bancorp completed its acquisition of KB during the second quarter. At the time of acquisition, KB had approximately $1.3 billion in assets, $755 million in loans (including PPP), $396 million in AFS debt securities and $1.0 billion in deposits.

●	Net income totaled $50.1 million, resulting in diluted EPS of $2.03 for the nine months ended September 30, 2021, a 12% increase over $1.81 for the same period of 2020.
●

The nine months ended September 30, 2021 include four months of activity associated with the KB acquisition, which contributed approximately $11.2 million in net interest income, $4.3 million in non-interest income and $8.8 million in non-interest expense (excluding one-time merger related expenses). In addition, one-time merger related expenses totaling $19.0 million (including $525,000 related to the pending Commonwealth acquisition) and credit loss expense on the acquired loan portfolio of $7.4 million were recorded for the nine months ended September 30, 2021.

●

Net interest income increased $25.2 million, or 25%, for the nine months ended September 30, 2021 compared to the same period of 2020, as PPP forgiveness activity accelerated fee recognition and strong growth in the non-PPP loan portfolio attributed to the acquisition and organic production drove a $20.0 million, or 18%, increase in total interest income. Further, a $5.2 million, or 53%, decrease in interest expense was driven by the lowering of deposit rates in tandem with FRB interest rate actions to levels at or below those offered during the Great Recession, where they remained as of September 30, 2021.

●

NIM decreased 11 bps to 3.29% for the nine months ended September 30, 2021 compared to 3.40% for the same period in 2020. Despite the continued erosion of yields on earning assets attributed to the FRB lowering the FFTR a total of 150 bps in March 2020, net interest income increased $25.3 million, or 25%, driven by both accelerated fee recognition associated PPP forgiveness activity and substantial growth in the non-PPP loan portfolio. These rate drops drove the FFTR to a range of 0%-0.25% and Prime to 3.25%, where both respectively remained as of September 30, 2021. The five-year treasury rate and one-month LIBOR tumbled in tandem with these cuts as well, and while the five-year treasury has staged a recovery over the first nine months of 2021, it remains well below pre-pandemic levels. Given the timing of the cuts, the full effects of the dramatically lower interest rate environment were not felt in the first quarter of last year, benefiting NIM for the nine months ended September 30, 2020 compared to the same period of this year.

●

Total loans (excluding PPP loans) increased $1.1 billion, or 40%, compared to September 30, 2020. While loans totaling $722 million were added on May 31, 2021 as a result of the KB acquisition (excluding PPP), strong organic growth also contributed to the substantial increase. Average loans (excluding PPP loans) increased $549 million, or 19%, for the nine months ended September 30, 2021 compared to the same period in 2020, $329 million of which was attributed to the acquisition.

●

Total provision for credit losses was $1.1 million for the nine months ended September 30, 2021, representing a $16.8 million, or 94%, decrease compared to the same period of 2020. The adoption of CECL (ASC 326) effective January 1, 2020 and subsequent pandemic-related developments, such as elevated unemployment and historic declines in line of credit utilization amidst the evolving pandemic drove elevated provisioning for the nine months ended September 30, 2020. While a cumulative net benefit of $6.3 million was recorded for credit losses on loans and off balance sheet credit exposures during the nine months ended September 30, 2021 as a result generally improving CECL model factors, including an improved unemployment forecast, a provision of $7.4 million was recorded in relation to the acquisition of Kentucky Bancshares.

●

Deposit balances increased $1.6 billion compared to September 30, 2020, as a result of assuming $1.0 billion in deposits on May 31, 2021 related to the KB acquisition and the general trend of customers maintaining elevated levels of liquidity. Deposits have remained elevated for several quarters and finished at record levels as of September 30, 2021 (both including and excluding acquisition-related activity), as PPP funding and multiple federal stimulus packages have led to customers holding higher levels of liquidity.

●

Total non-interest income increased $9.0 million, or 24%, for the nine-month period ended September 30, 2021 compared to the same period of 2020. As previously noted, the nine months ended September 30, 2021 benefitted from four months of activity related to the KB acquisition, which totaled approximately $4.3 million. All non-interest income revenue streams experienced significant increases over the same period of the prior year, with the exception of mortgage banking, which experienced a significant decrease as a result of slowing volumes compared to the pandemic-driven re-finance rush that benefitted 2020.

●

Non-interest expenses increased $35.1 million, or 48%, for the nine months ended September 30, 2021 compared to the same period of 2020. As previously noted, one-time merger-related expenses totaling $19.0 million were recorded for the nine months ended September 30, 2021, driving a large portion of the increase. Excluding these one-time costs, activity related to the KB acquisition added approximately $8.8 million in non-interest expenses. Compensation and employee benefits combined to make up 62% of the remaining increase over the same period of 2020, driven largely by acquisition-related growth in FTEs and higher incentive compensation, while the majority of other non-interest expense categories also saw significant increases for the nine months ended September 30, 2021 compared to the same period of last year.

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

Comparative information regarding net interest income follows:

(dollars in thousands)			Variance
As of and for the three months ended September 30,	2021	2020	$/bp	%

Net interest income	$45,483	$33,695	$11,788	35%
Net interest income (FTE)	45,643	33,768	11,875	35%
Net interest spread	3.08%	3.13%	(5) bps	-2%
Net interest margin	3.14%	3.26%	(12) bps	-4%
Total average interest earning assets	$5,760,760	$4,120,400	$1,640,360	40%

(dollars in thousands)			Variance
As of and for the nine months ended September 30,	2021	2020	$/bp	%

Net interest income	$124,892	$99,669	$25,223	25%
Net interest income (FTE)	125,178	99,834	25,344	25%
Net interest spread	3.22%	3.22%	0 bps	0%
Net interest margin	3.29%	3.40%	(11) bps	-3%
Total average interest earning assets	$5,091,596	$3,923,255	$1,168,341	30%

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

At September 30, 2021, Bancorp’s loan portfolio was composed of approximately 71% fixed and 29% variable rate loans, with the fixed rate portion pricing (including PPP loans) generally based on a spread to the five-year treasury curve at the time of origination and the variable portion pricing based on an on-going spread to Prime (approximately 66%) or one-month LIBOR (approximately 34%). Excluding PPP loans, Bancorp’s loan portfolio at September 30, 2021 was composed of approximately 69% fixed and 31% variable rate loans, respectively.

Benchmark rates such as the five-year treasury and one-month LIBOR currently remain well below pre-pandemic levels and as a result, the average interest rate environment experienced for the three and nine month periods ended September 30, 2021 was substantially lower than that experienced for the same periods of 2020. The following table details the volatility experienced within the interest rate environment over the past twelve months by comparing period end and quarterly average rates:

	September 30,	June 30,	March 31,	December 31,	September 30,
	2021	2021	2021	2020	2020

Five-year Treasury note - period end	0.98%	0.87%	0.92%	0.36%	0.28%
Five-year Treasury note - quarterly average	0.80%	0.84%	0.62%	0.37%	0.27%
Prime rate - period end	3.25%	3.25%	3.25%	3.25%	3.25%
Prime rate - quarterly average	3.25%	3.25%	3.25%	3.25%	3.25%
One-month LIBOR - period end	0.08%	0.10%	0.12%	0.14%	0.15%
One-month LIBOR - quarterly average	0.09%	0.10%	0.12%	0.15%	0.16%

With 66% of the variable rate loan portfolio tied to Prime and the majority with floor rates of 4.00%, short-term rates would have to increase over 75 bps for these loans to move above their floor rates given Prime is at 3.25% as of September 30, 2021. Beyond potential ongoing pricing pressure/competition and the absolute low level of rates, the current economic outlook and prospects of a sustained low-rate environment continues to pose challenges regarding potential ongoing NIM compression.

Net Interest Income (FTE) – Three months ended September 30, 2021 compared to September 30, 2020

Net interest spread and NIM were 3.08% and 3.14%, for the three months ended September 30, 2021 compared to 3.13% and 3.26% for the same period in 2020, respectively. NIM during the three months ended September 30, 2021 was significantly impacted by the following:

●

A sustained low interest rate environment, driven by the lowering of the FFTR in March 2020 to a range of 0% - 0.25%, which resulted in Prime dropping to 3.25%, where it remained as of September 30, 2021.

●

PPP originations, which began in the second quarter of 2020 and continued through expiration of the program on May 31, 2021, as well as the related forgiveness activity, which accelerates the recognition of fee income on these loans and continues to have a significant effect on NIM. The PPP portfolio contributed a 14 bps benefit to NIM during the third quarter of 2021, as a result of the forgiveness-driven fee recognition. By comparison, the PPP portfolio had a negative impact of 12 bps on NIM for the third quarter of 2020 due to the large amount of originations that occurred over the three-month period ended September 30, 2020 and the effect that these low-yielding, 1% stated rate notes had on NIM for that period.

●

Overall excess balance sheet liquidity, which contributed approximately 26 bps of NIM compression for the three months ended September 30, 2021. By comparison, excess balance sheet liquidity contributed approximately 11 bps of NIM compression for the same period of 2020. Excess liquidity within the banking system in general has also led to a highly competitive loan rate environment.

●

Substantial balance sheet growth, both organic and acquisition-related, which resulted in total average earning asset growth of $1.6 billion, or 40%, and average interest-bearing liability growth of $987 million, or 38%, for the three months ended September 30, 2021 compared to the same period of 2020. Approximately $1.0 billion of average earning asset growth and $800 million of interest-bearing liability growth was attributed to the acquisition for the three months ended September 30, 2021 compared to the same period of 2020.

●	The lowering of deposit rates in tandem with FRB interest rate actions and beyond to levels at or below rates offered during the Great Recession, where they remained as of September 30, 2021.

Net interest income increased $11.9 million, or 35%, for the three months ended September 30, 2021 compared to the same period of 2020, largely as a result of acquisition-related activity, but also driven in part by strong organic loan growth and substantial investment in the AFS debt securities portfolio.

Total average interest earning assets increased $1.6 billion, or 40%, to $5.8 billion for the three months ended September 30, 2021, as compared to the same period of 2020, with the average rate earned on total interest earning assets contracting 26 bps to 3.24%.

●

Average total loan balances increased $729 million, or 21%, for the three months ended September 30, 2021 compared to the same period of 2020. Average non-PPP loan growth of $1.1 billion, or 39%, was driven by $738 million of acquisition-related growth and strong organic growth, which was partially offset by a $360 million, or 56%, decline in average PPP loan balances, as forgiveness activity has accelerated in 2021.

●

Average AFS debt securities grew $593 million for the three months ended September 30, 2021 compared to the same period of 2020. While approximately $288 million of this growth was attributed to the acquisition, Bancorp has invested $325 million in the AFS debt securities portfolio in 2021, as a means of deploying excess liquidity.

Total interest income increased $10.9 million, or 30%, to $47.1 million for the three months ended September 30, 2021, as compared to the same period of 2020.

●

Interest and fee income on loans increased $9.5 million, or 28%, to $43.4 million and the yield on the total loan portfolio increased 21 bps to 4.13% for the three months ended September 30, 2021 compared to the same period of 2020, attributed largely to fee income associated with the PPP portfolio. While average balances on the non-PPP loan portfolio grew substantially and interest income on the non-PPP loan portfolio increased $9.3 million, or 31%, for the three months ended September 30, 2021 compared to the same period of 2020 largely as a result of the KB acquisition, the yield on the non-PPP loan portfolio decreased 24 bps to 3.98% as a result of the substantially lower interest rate environment.

●

Despite significant growth in average AFS debt securities and a $1.3 million increase interest income on the portfolio for the three months ended September 30, 2021 compared to the same period of 2020, the lower interest rate environment experienced over the past twelve months weighed heavily on fixed income security yields, which decreased 54 bps, or 30%.

Total average interest bearing liabilities increased $987 million, or 38%, to $3.6 billion for the three-month period ended September 30, 2021 compared with the same period in 2020, with the total average cost declining 21 bps to 0.16%.

●

Average interest bearing deposits increased $1.0 billion, or 40%, for the three months ended September 30, 2021 compared to the same period in 2020, with interest-bearing demand deposits accounting for $555 million of the increase. Average interest bearing deposits added as a result of the KB acquisition drove $797 million of the increase along with significant federal stimulus action over the past year, such as PPP funding, which has propelled deposit balances to record levels over the past 12 months. Further, general economic uncertainty surrounding the pandemic has resulted in the customer base maintaining higher levels of liquidity, similar to customer behavior seen during the Great Recession.

●

Consistent with the higher interest bearing deposit balances noted above, average SSUAR balances increased $30 million, or 74%, for the three months ended September 30, 2021 compared to the same period of 2020. SSUAR balances added as a result of the KB acquisition accounted for $11 million of the increase.

●

Average FHLB advances decreased $49 million, or 83%, for the three months ended September 30, 2021 compared to the same period of 2020, as advances have continued to mature without renewal or replacement over the past year, including a $20 million three month advance relating to a cash flow hedge interest rate swap. In addition, Bancorp elected to pay down certain advances during the first quarter of 2021 prior to maturity without incurring pre-payment penalties.

Total interest expense decreased $984,000, or 40%, for the three months ended September 30, 2021 compared to the same period of 2020, a direct result of deposit rate reductions implemented in response to the falling interest rate environment and to a lesser extent, the reduction in interest expense on FHLB advances.

●	Total interest bearing deposit expense decreased $704,000, or 33%, driving a 17 bps decrease in the cost of average total interest bearing deposits.

●	Interest expense on FHLB advances declined $282,000, or 85%, as a result of the substantial reduction in average FHLB advances outstanding.

Net Interest Income (FTE) – Nine months ended September 30, 2021 compared to September 30, 2020

Net interest spread and NIM were 3.22% and 3.29%, for the six months ended September 30, 2021 compared to 3.22% and 3.40% for the same period in 2020, respectively. NIM during the nine months ended September 30, 2021 was significantly impacted by the following:

●

A sustained low interest rate environment, driven by the lowering of the FFTR in March 2020 to a range of 0% - 0.25%, which resulted in Prime dropping to 3.25%, where it remained as of September 30, 2021.

●

PPP originations, which began in the second quarter of 2020 and continued through expiration of the program on May 31, 2021, as well as the related forgiveness activity, which accelerates the recognition of fee income on these loans and continues to have a significant effect on NIM. The PPP portfolio contributed a 20 bps benefit to NIM for the nine months ended September 30, 2021 as a result of forgiveness-driven fee recognition. In comparison, the PPP portfolio had a negative impact of 9 bps on NIM for the nine months ended September 30, 2020 due to the large amount of originations that occurred in 2020 and the affect that these low-yielding, 1% stated rate notes had on NIM for the period.

●

Overall excess balance sheet liquidity, which contributed approximately 19 bps of NIM compression for the nine months ended September 30, 2021. By comparison, excess balance sheet liquidity contributed approximately 13 bps of NIM compression for the same period of 2020. Excess liquidity within the banking system in general has led to a highly competitive loan rate environment.

●

Substantial balance sheet growth, both organic and acquisition-related, which resulted in total average earning asset growth of $1.2 billion, or 30%, and average interest-bearing liability growth of $663 million, or 26%, for the nine months ended September 30, 2021 compared to the same period of 2020. Approximately $481 million of average earning asset growth and $363 million of interest-bearing liability growth was attributed to the acquisition for the nine months ended September 30, 2021 compared to the same period of 2020.

●	The lowering of deposit rates in tandem with FRB interest rate actions and beyond to levels at or below rates offered during the Great Recession, where they remained as of September 30, 2021.

Net interest income increased $25.3 million, or 25%, for the nine months ended September 30, 2021 compared to the same period of 2020, due to interest and fee income associated with the PPP portfolio, substantial growth in the non-PPP loan portfolio and AFS debt securities portfolio, and the aforementioned lowering of deposit rates.

Total average interest earning assets increased $1.2 billion, or 30%, to $5.1 billion for the nine months ended September 30, 2021, as compared to the same period of 2020, with the average rate earned on total interest earning assets contracting 32 bps to 3.41%.

●

Average total loans increased $632 million, or 19%, for the nine months ended September 30, 2021 compared to the same period of 2020. Average non-PPP loan balances grew $549 million, or 19%, for the nine months ended September 30, 2021 compared to the same period of 2020, approximately $329 million of which was attributed to the acquisition, the remaining increase being the result of the strong organic growth. Average PPP loan balances increased $83 million, or 21%, for the nine months ended September 30, 2021 compared to the same period of 2020, as the prior year period had yet to experience the full effects of second round PPP originations.

●

Average AFS debt securities grew $397 million, or 92%, for the nine months ended September 30, 2021 compared to the same period of 2020. The majority of this increase was attributed to strategic efforts to deploy excess liquidity through AFS debt security purchases, while $129 million of the increase was attributed to the acquisition.

Total interest income increased $20.2 million, or 18%, to $129.9 million for the nine months ended September 30, 2021, as compared to the same period of 2020.

●

Interest and fee income on loans increased $18.8 million, or 18%, to $120.6 million for the nine months ended September 30, 2021 compared to the same period of 2020, driven by accelerated recognition of the fee income related to forgiveness activity within the PPP portfolio and the contribution attributed to the KB acquisition.

●

Significant growth in average AFS debt securities drove an increase of $1.8 million, or 27%, for interest income on the portfolio for the nine months ended September 30, 2021 compared to the same period of 2020. However, the lower interest rate environment experienced over the past twelve months weighed heavily on fixed income security yields, which decreased 69 bps, or 34%.

Total average interest bearing liabilities increased $663 million, or 26%, to $3.2 billion for the nine-month period ended September 30, 2021 compared with the same period in 2020, with the total average cost declining 32 bps to 0.19%.

●

Average interest bearing deposits increased $688 million, or 28%, for the nine months ended September 30, 2021 compared to the same period in 2020, with interest-bearing demand deposits accounting for $429 million of the increase. Interest bearing deposits added as a result of the KB acquisition accounted for $358 million of the increase along with significant federal stimulus action, such as PPP funding, which has propelled deposit balances to record levels over the past 12 months. Further, general economic uncertainty surrounding the pandemic has resulted in the customer base maintaining higher levels of liquidity, similar to customer behavior seen during the Great Recession.

●

Consistent with the higher interest bearing deposit balances noted above, average SSUAR balances increased $19 million, or 50%, for the nine months ended September 30, 2021 compared to the same period of 2020. SSUAR added as a result of the KB acquisition drove $5 million of the increase.

●

Average FHLB advances decreased $46 million, or 70%, for the nine months ended September 30, 2021 compared to the same period of 2020, as advances have continued to mature without renewal or replacement over the past year, including a $20 million three month advance relating to a cash flow hedge interest rate swap. In addition, Bancorp elected to pay down certain advances during the first quarter of 2021 prior to maturity without incurring pre-payment penalties. During the second quarter of 2021, Bancorp chose to payoff $14 million of term advances, with a weighted average cost of 2.03%, prior to their maturity incurring an early-termination fee of $474,000, recorded as a component non-interest expense. Bancorp made this decision due to its excess liquidity driven by the substantial deposit growth it achieved over the past 12 months, combined with the near-term outlook for low interest rates.

Total interest expense decreased $5.2 million, or 53%, for the nine months ended September 30, 2021 compared to the same period of 2020, a direct result of deposit rate reductions implemented in response to the falling interest rate environment and to a lesser extent, the reduction in interest expense on FHLB advances.

●	Total interest bearing deposit expense decreased $4.3 million, or 50%, driving a 28 bps decrease in the cost of average total interest bearing deposits.

●	Interest expense on FHLB advances declined $822,000, or 73%, as a result of the substantial reduction in average FHLB advances outstanding.

Average Balance Sheets and Interest Rates (FTE) – Three-Month Comparison

	Three months ended September 30,
	2021			2020
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:
Federal funds sold and interest bearing due from banks	$532,549	$208	0.15%	$194,100	$54	0.11%
Mortgage loans held for sale	8,875	53	2.37	28,520	173	2.41
Available for sale debt securities:
Taxable	1,009,674	3,206	1.26	433,923	1,973	1.81
Tax-exempt	25,038	122	1.93	8,166	55	2.68
Total securities	1,034,712	3,328	1.28	442,089	2,028	1.82

Federal Home Loan Bank stock, at cost	11,364	83	2.90	11,284	56	1.97

SBA Paycheck Protection Program (PPP) loans	281,420	4,423	6.24	640,998	4,181	2.59
Non-PPP loans	3,891,840	39,013	3.98	2,803,409	29,725	4.22
Total loans	4,173,260	43,436	4.13	3,444,407	33,906	3.92

Total interest earning assets	5,760,760	47,108	3.24	4,120,400	36,217	3.50

Less allowance for credit losses on loans	61,324			48,331

Non-interest earning assets:
Cash and due from banks	65,682			47,535
Premises and equipment, net	77,855			57,121
Bank owned life insurance	52,631			32,988
Goodwill	136,369			12,513
Accrued interest receivable and other	107,203			103,274
Total assets	$6,139,176			$4,325,500

Interest bearing liabilities:
Deposits:
Interest bearing demand	$1,700,631	$470	0.11%	$1,145,791	$298	0.10%
Savings	400,288	37	0.04	198,533	6	0.01
Money market	965,518	168	0.07	772,600	159	0.08
Time	459,348	728	0.63	404,914	1,644	1.62
Total interest bearing deposits	3,525,785	1,403	0.16	2,521,838	2,107	0.33

Securities sold under agreements to repurchase	71,065	6	0.03	40,832	7	0.07
Federal funds purchased	10,983	5	0.18	8,877	2	0.09
Federal Home Loan Bank advances	10,000	51	2.02	59,487	333	2.23

Total interest bearing liabilities	3,617,833	1,465	0.16	2,631,034	2,449	0.37

Non-interest bearing liabilities:
Non-interest bearing demand deposits	1,771,432			1,186,007
Accrued interest payable and other	89,812			82,410
Total liabilities	5,479,077			3,899,451

Stockholders’ equity	660,099			426,049
Total liabilities and stockholder's equity	$6,139,176			$4,325,500

Net interest income		$45,643			$33,768

Net interest spread			3.08%			3.13%

Net interest margin			3.14%			3.26%

Average Balance Sheets and Interest Rates (FTE) – Nine-Month Comparison

	Nine months ended September 30,
	2021			2020
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:
Federal funds sold and interest bearing due from banks	$361,713	$358	0.13%	$216,014	$673	0.42%
Mortgage loans held for sale	10,703	175	2.19	17,202	359	2.79
Available for sale debt securities:
Taxable	813,199	8,245	1.36	422,687	6,434	2.03
Tax-exempt	18,030	228	1.69	11,057	217	2.62
Total securities	831,229	8,473	1.36	433,744	6,651	2.05

Federal Home Loan Bank stock, at cost	11,312	204	2.41	11,284	197	2.33

SBA Paycheck Protection Program (PPP) loans	473,185	18,359	5.19	390,120	7,573	2.59
Non-PPP loans	3,403,454	102,285	4.02	2,854,891	94,244	4.41
Total loans	3,876,639	120,644	4.16	3,245,011	101,817	4.19

Total interest earning assets	5,091,596	129,854	3.41	3,923,255	109,697	3.73

Less allowance for credit losses on loans	57,620			42,894

Non-interest earning assets:
Cash and due from banks	55,707			45,032
Premises and equipment, net	66,818			57,455
Bank owned life insurance	41,962			32,813
Goodwill	67,674			12,513
Accrued interest receivable and other	97,984			90,267
Total assets	$5,364,121			$4,118,441

Interest bearing liabilities:
Deposits:
Interest bearing demand	$1,515,903	$1,242	0.11%	$1,086,866	$1,460	0.18%
Savings	303,150	59	0.03	185,892	29	0.02
Money market	902,040	423	0.06	755,747	1,362	0.24
Time	413,885	2,624	0.85	418,080	5,825	1.86
Total interest bearing deposits	3,134,978	4,348	0.19	2,446,585	8,676	0.47

Securities sold under agreements to repurchase	57,980	16	0.04	38,595	31	0.11
Federal funds purchased	10,505	11	0.14	9,208	33	0.48
Federal Home Loan Bank advances	19,398	301	2.07	65,751	1,123	2.28

Total interest bearing liabilities	3,222,861	4,676	0.19	2,560,139	9,863	0.51

Non-interest bearing liabilities:
Non-interest bearing demand deposits	1,517,423			1,067,969
Accrued interest payable and other	82,599			74,738
Total liabilities	4,822,883			3,702,846

Stockholders’ equity	541,238			415,595
Total liabilities and stockholder's equity	$5,364,121			$4,118,441

Net interest income		$125,178			$99,834

Net interest spread			3.22%			3.22%

Net interest margin			3.29%			3.40%

Supplemental Information - Average Balance Sheets and Interest Rates (FTE)

●

Average loan balances include the principal balance of non-accrual loans, as well as unearned income such as loan premiums, discounts, fees/costs and exclude participation loans accounted for as secured borrowings. Participation loans averaged $5 million and $8 million for the three-month periods ended September 30, 2021 and 2020, respectively, and $7 million and $8 million for the nine-month periods ended September 30, 2021 and 2020, respectively.

●

Interest income on a FTE basis includes additional amounts of interest income that would have been earned if investments in certain tax-exempt interest earning assets had been made in assets subject to federal taxes yielding the same after-tax income. Interest income on municipal securities and tax-exempt loans has been calculated on a FTE basis using a federal income tax rate of 21%. Approximate tax equivalent adjustments to interest income were $160,000 and $73,000 for the three-month periods ended September 30, 2021 and 2020, respectively, and $286,000 and $165,000 for the nine-month periods ended September 30, 2021 and 2020, respectively.

●

Interest income includes loan fees of $4.1 million ($3.7 million associated with the PPP) and $2.8 million ($2.5 million associated with the PPP) for the three-month periods ended September 30, 2021 and 2020, respectively, and $16.3 million ($14.9 million associated with the PPP) and $5.6 million ($4.6 million associated with the PPP) for the nine-month periods ended September 30, 2021 and 2020, respectively. Interest income on loans may be impacted by the level of prepayment fees collected and accretion related to purchased loans.

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

Bancorp’s interest rate simulation sensitivity analysis details that increases in interest rates of 100 and 200 bps would have a negative effect on interest income, respectively. These results are attributed to over half of the variable rate loan portfolio being currently at or near floor rates, as these yields will not increase until short-term rates exceed these floor rates. For example, a significant portion of the variable rate loan portfolio is tied to Prime, with floor rates of 4.00%. Given Prime is at 3.25% as of September 30, 2021, short-term rates would have to increase over 75 bps for these loans to move above their floor rates.

The decrease in net interest income in the rising rate scenarios is primarily due to variable rate loans and short-term investments repricing slower than deposits and short-term borrowings. Asset balances subject to immediate repricing cause an estimated decline in net interest income in the down 100 bps scenario, as rates on non-maturity deposits cannot be lowered sufficiently to offset declining interest income. These estimates are summarized below.

	Change in Rates
	-200	-100	+100	+200
	Basis Points	Basis Points	Basis Points	Basis Points
% Change from base net interest income at September 30, 2021	N/A	-3.36%	-2.54%	-1.76%

Bancorp’s loan portfolio is currently composed of approximately 71% fixed and 29% variable rate loans, with the fixed rate portion pricing (including PPP loans) generally based on a spread to the five-year treasury curve at the time of origination and the variable portion pricing based on an on-going spread to Prime (approximately 66%) or one-month LIBOR (approximately 34%). Bancorp’s loan portfolio (excluding PPP loans) at September 30, 2021 was composed of approximately 69% fixed and 31% variable rate loans.

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

Provision for Credit Losses

An analysis of the changes in the ACL for loans, including provision, and selected ratios follow:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2021	2020	2021	2020

Beginning balance	$59,424	$47,708	$51,920	$26,791
KB acquisition - PCD loans (goodwill adjustment)	—	—	6,757	—
CECL - cumulative adjustment	—	—	—	9,856
Adjusted balance	59,424	47,708	58,677	36,647
Provision for credit losses - loans	(1,000)	4,418	(4,900)	15,518
Provision for credit losses - KB acquisition	—	—	7,397	—
Total charge-offs	(2,215)	(1,698)	(5,779)	(1,970)
Total recoveries	324	73	1,138	306
Net loan (charge-offs) recoveries	(1,891)	(1,625)	(4,641)	(1,664)
Ending balance	$56,533	$50,501	$56,533	$50,501
Average loans	$4,173,260	$3,444,407	$3,876,639	$3,245,011
Provision for credit losses on loans to average loans (1)	-0.02%	0.13%	0.06%	0.48%
Net loan (charge-offs) recoveries to average loans (1)	-0.05%	-0.05%	-0.12%	-0.05%
ACL on loans to total loans	1.35%	1.45%	1.35%	1.45%
ACL on loans to total loans (excluding PPP) (2)	1.43%	1.78%	1.43%	1.78%
ACL on loans to average loans	1.35%	1.47%	1.46%	1.56%

(1) Ratios are not annualized
(2) See the section titled “Non-GAAP Financial Measures” for reconcilement of Non-GAAP to GAAP measures

The ACL for loans totaled $57 million as of September 30, 2021 compared to $52 million at December 31, 2020, representing an ACL to total loans ratio of 1.35% and 1.47% for those periods, respectively. The ACL to total loans (excluding PPP loans) was 1.43% at September 30, 2021 compared to 1.74% at December 31, 2020. Based on the 100% SBA guarantee of the PPP loan portfolio, which totaled $231 million (net of unamortized deferred fees) at September 30, 2021 and $550 million at December 31, 2020, Bancorp did not generally reserve for potential losses for these loans within the ACL. See the section titled “Non-GAAP Financial Measures” for reconcilement of non-GAAP to GAAP measures.

Upon adoption of ASC 326 effective January 1, 2020, Bancorp recorded an increase of $8.2 million to the ACL for loans and a corresponding decrease to retained earnings, net of the DTA impact. In addition, non-accretable yield marks of $1.6 million related to formerly classified PCI loans were reclassed between the amortized cost basis of loans and corresponding ACL, which were subsequently charged-off in the third quarter of 2020 with no resulting impact to provision expense. The adjustment upon adoption of ASC 326 raised the ACL for loans balance to $37 million on January 1, 2020.

Due to continued improvement in the unemployment forecast, updates to Bancorp’s CECL modeling and strong historic credit metrics, benefits (excluding acquisition-related activity) of $1.0 million and $4.9 million were recorded for the three and nine month periods ended September 30, 2021, respectively. Offsetting the reduction for the nine-month period ended September 30, 2021, was credit loss expense on loans associated with the non-PCD loan portfolio added as a result of the KB acquisition, which was recorded during the second quarter and totaled $7.4 million.

The activity noted above drove provision expense decreases of $5.4 million and $13.0 million compared to the same periods of 2020. The significantly higher expense recorded for the three and nine months ended September 30, 2020 was the result of adopting of CECL effective January 1, 2020 and the subsequent pandemic-related developments experienced in the first three quarters of 2021, particularly elevated unemployment forecasts.

In addition to the provision activity noted above for the first nine months of 2021, the ACL for loans was also increased $6.8 million as a result of the PCD loan portfolio added through the KB acquisition during the second quarter, with the corresponding offset recorded to goodwill (as opposed to provision expense). Partially offsetting this increase was net charge off activity of $1.9 million and $4.6 million for the three and nine-month periods ended September 30, 2021, respectively, serving to reduce the ACL for loans. Net charge off activity for 2021 has been highlighted by the charge off of two CRE relationships totaling $4.4 million, as the charged off amounts were fully reserved and had no income statement impact for the three and nine months ended September 30, 2021, in addition to a $555,000 recovery of a note that was fully charged off in 2020.

Provision for credit losses on loans at September 30, 2021 represents the amount of expense that, based on Management’s judgment, is required to maintain the ACL for loans at an appropriate level under the CECL model. The determination of the amount of the ACL for loans is complex and involves a high degree of judgment and subjectivity. See the footnote titled “Basis of Presentation and Summary of Significant Accounting Policies” for detailed discussion regarding Bancorp’s ACL methodology by loan segment in this document and Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2020.

While separate from the ACL for loans and recorded in other liabilities on the consolidated balance sheets, the ACL for off balance sheet credit exposures experienced a decrease between December 31, 2020 and September 30, 2021. Net benefits were recorded for the three and nine-month periods ended September 30, 2021, respectively, as nearly all applicable loan segments experienced declines in their reserve loss percentage consistent with generally improving model factors and improvement in line of credit utilization. The ACL for off balance sheet credit exposures stood at $4.3 million as of September 30, 2021 compared to $5.4 million as of December 31, 2020.

Bancorp’s loan portfolio is diversified with no significant concentrations of credit. Geographically, most loans are extended to borrowers in Louisville, central, eastern and northern Kentucky, as well as the Indianapolis and Cincinnati metropolitan markets. The adequacy of the allowance is monitored on an ongoing basis and it is the opinion of management that the balance of the allowance at September 30, 2021 is adequate to absorb probable losses inherent in the loan portfolio as of the financial statement date.

Non-interest Income

	Three months ended September 30,				Nine months ended September 30,
(dollars in thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change

Wealth management and trust services	$7,128	$5,657	$1,471	26%	$20,234	$17,601	$2,633	15%
Deposit service charges	1,768	998	770	77	3,945	3,081	864	28
Debit and credit card income	3,887	2,218	1,669	75	9,444	6,261	3,183	51
Treasury management fees	1,771	1,368	403	29	5,041	3,901	1,140	29
Mortgage banking income	915	1,979	(1,064)	(54)	3,662	4,447	(785)	(18)
Net investment product sales commissions and fees	780	431	349	81	1,789	1,288	501	39
Bank owned life insurance	275	172	103	60	642	527	115	22
Other	1,090	220	870	395	2,489	1,095	1,394	127
Total non-interest income	$17,614	$13,043	$4,571	35%	$47,246	$38,201	$9,045	24%

Total non-interest income increased $4.6 million, or 35%, and $9.0 million, or 24%, for the three and nine-month periods ended September 30, 2021 compared to the same periods of 2020, respectively. Non-interest income comprised 27.9% and 27.4% of total revenues, defined as net interest income and non-interest income, for the three and nine month periods ended September 30, 2021 compared to 27.9% and 27.7% for the same periods of 2020, respectively. WM&T services comprised 40.5% and 42.8% of total non-interest income for the three and nine-month periods ended September 30, 2021 compared to 43.4% and 46.1% for the same periods of 2020, respectively. The KB acquisition added $3.0 million and $4.3 million in total non-interest income for the three and nine-month periods ended September 30, 2021, concentrated most notably in deposit service charges, debit and credit card income, and mortgage banking income.

WM&T Services:

The magnitude of WM&T revenue distinguishes Bancorp from other community banks of similar asset size. WM&T revenue increased $1.5 million, or 26%, and $2.6 million, or 15%, for the three and nine month periods ended September 30, 2021, as compared with the same periods of 2020, respectively. Stock market appreciation, coupled with record net new business development, drove the substantial revenue increases for these periods. WM&T income of $333,000 and $455,000 was recorded in relation to the KB acquisition for the three and nine-month periods ended September 30, 2021.

Recurring fees earned for managing accounts are based on a percentage of market value of AUM and are typically assessed on a monthly basis. Recurring fees, which generally comprise the vast majority of WM&T revenue, increased $1.3 million, or 23% and $2.8 million, or 17% for the three and nine-month periods ended September 30, 2021, as compared with the same periods of 2020. The increases for the three and nine month periods stem from significant stock market appreciation experienced in addition to both organic and acquisition-related growth in net new business.

A portion of WM&T revenue, most notably executor and certain employee benefit plan-related fees, are non-recurring in nature and the timing of these revenues corresponds with the related administrative activities. For this reason, such fees are subject to greater period over period fluctuation. Total non-recurring fees increased $180,000 and decreased $192,000, for the three and nine month periods ended September 30, 2021, as compared with the same periods of 2020. The increase for the three-month period is attributed to estate fees recorded during the third quarter of 2021, while the decrease for the nine month period was driven by a large estate fee recorded in the first quarter of 2020.

AUM, stated at market value, totaled $4.5 billion at September 30, 2021 compared with $3.4 billion at September 30, 2020 and $3.9 billion at December 31, 2020. The large increase in AUM between September 30, 2020 and September 30, 2021 is attributed mainly to significant stock market appreciation experienced in addition to growth in net new business and AUM of $250 million added through the KB acquisition.

Contracts between WM&T and their customers do not permit performance-based fees and accordingly, none of the WM&T revenue is performance based. Management believes the WM&T department will continue to factor significantly in Bancorp’s financial results and provide strategic diversity to revenue streams.

Detail of WM&T Service Income by Account Type:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020

Investment advisory	$3,148	$2,491	$8,823	$7,190
Personal trust	1,855	1,482	5,481	5,572
Personal investment retirement	1,330	1,118	3,823	3,181
Company retirement	503	355	1,302	1,049
Foundation and endowment	208	152	581	434
Custody and safekeeping	40	34	112	94
Brokerage and insurance services	25	18	69	37
Other	19	7	43	44

Total WM&T services income	$7,128	$5,657	$20,234	$17,601

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

Assets Under Management by Account Type:

AUM (not included on balance sheet) increased from $3.9 billion at December 31, 2020 to $4.5 billion at September 30, 2021 as follows:

	September 30, 2021			December 31, 2020
(in thousands)	Managed	Non-managed (1)	Total	Managed	Non-managed (1)	Total
Investment advisory	$1,754,255	$36,468	$1,790,723	$1,547,742	$72,696	$1,620,438
Personal trust	914,433	130,292	1,044,725	721,150	112,053	833,203
Personal investment retirement	578,739	3,385	582,124	506,005	3,241	509,246
Company retirement	37,423	608,217	645,640	40,006	481,222	521,228
Foundation and endowment	318,572	2,620	321,192	281,986	2,532	284,518

Subtotal	$3,603,422	$780,982	$4,384,404	$3,096,889	$671,744	$3,768,633
Custody and safekeeping	—	121,159	121,159	—	83,004	83,004

Total	$3,603,422	$902,141	$4,505,563	$3,096,889	$754,748	$3,851,637

(1) Non-managed assets represent those for which the WM&T department does not hold investment discretion.

As of both September 30, 2021 and December 31, 2020, approximately 80%, respectively, of AUM were actively managed. Company retirement plan accounts primarily consist of participant-directed assets. The amount of custody and safekeeping accounts are insignificant.

Managed Trust Assets under Management by Class of Investment:

(in thousands)	September 30, 2021	December 31, 2020

Interest bearing deposits	$117,852	$168,344
Treasury and government agency obligations	23,584	31,719
State, county and municipal obligations	113,420	119,344
Money market mutual funds	3,470	58,493
Equity mutual funds	883,681	752,476
Other mutual funds - fixed, balanced, and municipal	553,632	441,275
Other notes and bonds	167,771	165,828
Common and preferred stocks	1,598,320	1,238,973
Real estate mortgages	2,101	190
Real estate	59,397	51,682
Other miscellaneous assets (1)	80,194	68,565

Total managed assets	$3,603,422	$3,096,889

(1) Includes client directed instruments including rights, warrants, annuities, insurance policies, unit investment trusts, and oil and gas rights.

Managed assets are invested in instruments for which market values can be readily determined, the majority of which are sensitive to market fluctuations and consist of approximately 68% in equities and 32% in fixed income securities as of September 30, 2021 compared to 64% and 36% as of December 31, 2020. This composition has been relatively consistent from period to period and the WM&T Department holds no proprietary mutual funds.

Additional Sources of Non-interest income:

Deposit service charges, which consist of non-sufficient funds charges and to a lesser extent, other activity based charges, increased $770,000, or 77%, and $864,000, or 28%, for the three and nine month periods ended September 30, 2021, as compared with the same periods of 2020, respectively. These increases were attributed largely to the contribution associated with the KB acquisition, however, the prior year periods were also negatively impacted by the pandemic. Consistent with the industry, customer behavior and transaction volume have been impacted by the pandemic and continued government efforts to minimize its impact on the economy, such as stimulus payments, PPP funding and more lucrative unemployment compensation. Deposit balances have remained at or near record levels for several months as a result, which has in turn led to fewer overdrawn accounts. These trends have significantly exacerbated the industry-wide decline in the volume of fees earned on overdrawn checking accounts experienced over the past several years. While Bancorp has experienced notable improvement since first experiencing significant pandemic-related declines in transaction volume in April 2020, Management is not able to predict when, or if, this revenue stream will return to pre-pandemic levels.

Debit and credit card income consists of interchange revenue, ancillary fees and incentives received from card processors. Debit and credit card revenue increased $1.7 million, or 75%, and $3.2 million, or 51%, for the three and nine-month periods ended September 30, 2021, as compared with the same periods of 2020, as a result of increased transaction volume and continued expansion of the customer bases, both organically and through acquisition-related activity. Debit and credit card revenue of approximately $1.1 million and $1.5 million was added for the three and nine-month periods ended September 30, 2021 as a result of the KB acquisition. Total debit card income increased $1.2 million, or 81%, and $2.3 million, or 53%, and total credit card income increased $449,000, or 63%, and $896,000, or 46%, for the three and nine-month periods ended September 30, 2021 compared the same periods of the prior year.

Treasury management fees primarily consist of fees earned for cash management services provided to commercial customers. This category continues to stand out as a consistent, growing source of revenue for Bancorp and increased $403,000, or 29%, and $1.1 million, or 29%, for the three and nine month periods ending September 30, 2021, as compared with the same periods of 2020, respectively. New product sales and expansion of its customer base have helped Bancorp’s Treasury Management department overcome challenges presented by the pandemic. Demand for Bancorp’s treasury products has increased during the pandemic, as these products allow customers to operate more efficiently in a decentralized environment. In addition, sales efforts involving existing customers has led to increases in online services, reporting, ACH origination, remote deposit and fraud mitigation services during the first three quarters of 2021. Bancorp anticipates this income category will continue to increase based on continued customer base growth and the expanding suite of services offered within Bancorp’s treasury management platform.

Mortgage banking income primarily includes gains on sales of mortgage loans and loan servicing income offset by MSR amortization. Bancorp’s mortgage banking department predominantly originates residential mortgage loans to be sold in the secondary market, primarily to FNMA. Interest rates on the mortgage loans sold are locked with the borrower and investor prior to loan closing, thus Bancorp bears no interest rate risk related to loans held for sale. Bancorp offers conventional, VA and FHA financing for purchases and refinances, as well as programs for first-time homebuyers. Interest rates on mortgage loans directly influence the volume of business transacted by the mortgage-banking department. Mortgage banking revenue decreased $1.1 million, or 54%, and $785,000, or 18%, for the three and nine month periods ended September 30, 2021, as compared with the same periods of 2020, respectively. Mortgage banking revenue of approximately $330,000 and $592,000 was added for the three and nine-month periods ended September 30, 2021 as a result of the KB acquisition. The following activity also influenced mortgage banking income for the periods noted above:

●

Sustained low long-term rates have incentivized refinancing and purchasing activity, which has resulted in elevated mortgage banking income over the past year. Including the gain on sale earned, Bancorp sold $46 million and $188 million loans during the three and nine-month periods ended September 30, 2021 compared to $94 million and $191 million for the same periods of 2020, respectively. Bancorp expects volume to continue normalizing as the pool of potential customers who have yet to refinance shrinks, general housing inventory remains limited and interest rates rise above the absolute low levels experienced over the past year.

●

Beginning in the fourth quarter of 2020, the Bank elected to retain a select portion of FNMA qualified secondary market single family residential real estate loan production from the mortgage banking department on balance sheet in an effort to deploy a portion of excess liquidity in lieu of buying mortgage-backed securities within the AFS debt securities portfolio. Continuing into 2021, approximately $63 million in 15 and 30 year fixed rate loans were retained in the first nine months of 2021 as part of this strategy, forgoing approximately $2.2 million in year-to-date gain on sale that would typically have been recognized in Mortgage banking income.

Net investment product sales commissions and fees are generated primarily on stock, bond and mutual fund sales, as well as wrap fees on brokerage accounts. Wrap fees represent charges for investment programs that bundle together a suite of services, such as brokerage, advisory, research and management and are based on a percentage of assets. Bancorp deploys its financial advisors primarily through its branch network via an arrangement with a third party broker-dealer, while larger managed accounts are serviced by Bancorp’s WM&T Department. Net investment product sales commissions and fees increased $349,000, or 81%, and $501,000, or 39%, for the three and nine month periods ended September 30, 2021, as compared with the same periods of 2020, respectively. Net investment product sales commissions and fees associated with the KB acquisition totaled approximately $239,000 and $298,000 for the three and nine-month periods ended September 30, 2021.

BOLI assets represent the cash surrender value of life insurance policies on certain active and non-active employees who have provided consent for Bancorp to be the beneficiary for a portion of such policies. The related change in cash surrender value and any death benefits received under the policies are recorded as non-interest income. This income serves to offset the cost of various employee benefits. BOLI income increased $103,000, or 60%, and $115,000, or 22%, for the three and nine month periods ending September 30, 2021 compared to the same periods of the prior year attributed almost entirely to the contribution of the KB acquisition.

Other non-interest income increased $870,000 and $1.4 million for the three and nine-month periods ended September 30, 2021 as compared with the same periods of 2020, respectively. These increases were driven by a plethora of activity, most notably the addition of the insurance captive, stronger market returns on insurance policies outside of traditional BOLI, increased swap fee income and gains on OREO sold.

Non-interest Expenses

	Three months ended September 30,				Nine months ended September 30
(dollars in thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change

Compensation	$17,381	$13,300	$4,081	31%	$45,888	$37,296	$8,592	23%
Employee benefits	3,662	2,853	809	28	10,290	8,891	1,399	16
Net occupancy and equipment	2,732	2,177	555	25	7,021	6,045	976	16
Technology and communication	3,173	2,323	850	37	8,189	6,385	1,804	28
Debit and credit card processing	1,479	649	830	128	3,160	1,908	1,252	66
Marketing and business development	1,011	523	488	93	2,357	1,548	809	52
Postage, printing, and supplies	630	472	158	33	1,499	1,355	144	11
Legal and professional	700	544	156	29	1,828	1,795	33	2
FDIC insurance	387	435	(48)	(11)	1,141	894	247	28
Amortization of investments in tax credit partnerships	53	52	1	2	315	141	174	123
Capital and deposit based taxes	556	1,076	(520)	(48)	1,541	3,331	(1,790)	(54)
Merger expenses	525	-	525	100	19,025	-	19,025	100
FHLB early termination penalty	-	-	-	0	474	-	474	100
Other	2,269	1,242	1,027	83	4,980	3,041	1,939	64
Total non-interest expenses	$34,558	$25,646	$8,912	35%	$107,708	$72,630	$35,078	48%

Total non-interest expenses increased $8.9 million, or 35%, and $35.1 million, or 48%, for the three and nine-month periods ended September 30, 2021 compared to the same periods of 2020, respectively. Compensation and employee benefits comprised 60.9% and 52.2% of Bancorp’s total non-interest expenses for the three and nine-month periods ended September 30, 2021, compared to 63.0% and 63.6% for the same periods of 2020, respectively. Excluding merger expenses, compensation and employee benefits comprised 61.8% and 63.3% of total non-interest expenses for the three and nine-month periods ended September 30, 2021. On-going non-interest expense totaling $6.5 million and $8.8 million were added for the three and nine-month periods ended September 30, 2021 as a result of the KB acquisition (excluding merger expenses).

Compensation, which includes salaries, incentives, bonuses and stock based compensation, increased $4.1 million, or 31%, and $8.6 million, or 23%, for the three and nine month periods ended September 30, 2021, as compared with the same periods of 2020, respectively. The increases were attributed to growth in full time equivalent employees, annual merit-based salary increases and higher incentive compensation expense. Net full time equivalent employees totaled 793 at September 30, 2021 compared to 641 at December 31, 2020 and 626 at September 30, 2020. The large increase compared to prior periods was attributed to the addition of 156 FTEs as a result of the KB acquisition. Compensation expense totaling approximately $3.0 million and $3.9 million was recorded for the three and nine-month periods ended September 30, 2021 as a result of the acquisition.

Employee benefits consists of all personnel-related expense not included in compensation, with the most significant items being health insurance, payroll taxes and employee retirement plan contributions. Employee benefits increased $809,000 or 28%, and $1.4 million, or 16%, for the three and nine month periods ended September 30, 2021, as compared with the same periods of 2020, consistent with the overall increase in full time equivalent employees noted above. Employee benefits expense totaling approximately $444,000 and $653,000 was recorded for the three and nine months ended September 30, 2021, respectively, in relation to the KB acquisition.

Net occupancy and equipment expenses primarily include depreciation, rent, property taxes, utilities and maintenance. Costs of capital asset additions flow through the statement of income over the lives of the assets in the form of depreciation expense. Net occupancy increased $555,000, or 25%, and $976,000, or 16%, for the three and nine month periods ended September 30, 2021, as compared with the same periods of 2020, respectively. The KB acquisition resulted in the addition of 19 locations throughout central and eastern Kentucky and was the primary driver of the increases over prior period, contributing net occupancy and equipment expenses totaling approximately $608,000 and $837,000 for the three and nine month periods ending September 30, 2021, respectively.

Technology and communication expenses include computer software amortization, equipment depreciation and expenditures related to investments in technology needed to maintain and improve the quality of customer delivery channels, information security and internal resources. Technology expense increased $850,000, or 37%, and $1.8 million, or 28%, for the three and nine-month periods ended September 30, 2021, attributed mainly to the acquisition. Expenses totaling approximately $897,000 and $1.2 million were recorded as a result of the KB acquisition for the three and nine-month periods ended September 30, 2021, respectively. The KB system conversion occurred in August 2021and technology-related expenses are expected to moderate into the fourth quarter.

Bancorp outsources processing for debit and commercial credit card operations, which generate significant revenue for the Company. These expenses fluctuate consistent with transaction volumes. Debit and credit card processing expense increased $830,000 and $1.3 million for the three and nine month periods ending September 30, 2021 compared to the same period of last year, correlating in part with the increase in transaction volume and customer base expansion resulting from both organic and acquisition-related growth that served to increase debit and credit card non-interest income. Related expense associated with the KB acquisition totaled $651,000 and $868,000 for the three and nine-month periods ended September 30, 2021.

Marketing and business development expenses include all costs associated with promoting Bancorp including community support, retaining customers and acquiring new business. Marketing and business development expenses increased $488,000, or 93%, and $809,000, or 52%, for the three and nine month periods ending September 30, 2021, as compared to the same periods of 2020. The increases correspond with more physical customer interaction as a result of continued easing of pandemic-related restrictions, which has led to increased travel and entertainment expense compared to the same periods of 2020. Marketing and business development expense associated with the KB acquisition totaled $157,000 and $208,000 for the three and nine months ended September 30, 2021.

Legal and professional fees increased $156,000, or 29%, and $33,000, or 2%, for the three and nine-month periods ended September 30, 2021 compared to the same periods of last year, respectively. Legal and professional fees related to the merger are captured in merger expenses below. Legal and professional expenses unrelated to the merger, but attributable to KB totaled approximately $132,000 for the three and nine months ended September 30, 2021.

FDIC insurance decreased $48,000, or 11%, and increased $247,000, or 28%, for the three and nine month periods ended September 30, 2021, as compared to the same period of 2020. FDIC insurance expense related to the KB acquisition totaled $75,000 and $105,000 for the three and nine-month periods ended September 30, 2021. The three-month decrease was attributed mainly to a lower assessment rate, and thus a lower premium for the third quarter. The nine month period increase was driven by the acquisition and PPP-driven larger balance sheet in addition to the first quarter of 2020 benefitting from the last portion of small institution credits first issued by the FDIC in 2019 upon the national FDIC Reserve Ratio reaching its targeted level.

Tax credit partnerships generate federal income tax credits, and for each of Bancorp’s investments in tax credit partnerships, the tax benefit, net of related expenses, results in a positive effect on net income. Amounts of credits and corresponding expenses can vary widely depending upon the timing and magnitude of the underlying investments. Amortization expense associated with these investments increased $1,000 and $174,000 for the three and nine month periods ending September 30, 2021 compared to the same period of last year. No tax credit amortization was recorded in relation to the KB acquisition of the three and nine-month periods ended September 30, 2021.

Capital and deposit based taxes decreased $520,000, or 48%, and $1.8 million, or 54%, for the three and nine month periods ended September 30, 2021 compared to the same periods of 2020 consistent with the state of Kentucky transitioning financial institutions from a capital-based franchise tax to the Kentucky corporate income tax effective January 1, 2021. Capital and deposit based tax expense related to the KB acquisition was $82,000 and $109,000 for the three and nine month periods ended September 30, 2021, respectively.

Merger expenses represent non-recurring expenses associated with completion of the KB acquisition and consist primarily of investment banker fees, various compensation-related expenses, legal fees, early termination fees relating to various contracts and system conversion expenses. Merger expenses totaled $525,000 and $19.0 million for the three and nine-month periods ended September 30, 2021. Merger expenses for the three-month period ended September 30, 2021 were attributed to the pending Commonwealth acquisition.

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

Other non-interest expenses increased $1.0 million, or 83%, and $1.9 million, or 64%, for the three and nine month periods ended September 30, 2021, as compared to the same periods of 2020. These increases were driven by a number of factors, including the first full quarter of other non-interest expenses attributed to the KB acquisition, including amortization of the CDI related to KB’s deposit portfolio, expenses associated with the addition of the insurance captive and other miscellaneous expenses. Further, large credits to expense were recorded in the prior year associated with a gain on a bank-owned property sold in the first quarter of 2020 and the reversal of an accrual in the second quarter of 2020 related to a potential IRS penalty that was ultimately dismissed.

Income Tax Expense

A comparison of income tax expense and ETR follows:

	Three months ended September 30,				Nine months ended September 30,
(dollars in thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change

Income before income tax expense	$30,064	$16,124	$13,940	86%	$63,283	$47,322	$15,961	34%
Income tax expense	6,902	1,591	5,311	334	13,227	6,189	7,038	114
Effective tax rate	23.0%	9.9%			20.9%	13.1%

Fluctuations in the ETR are primarily attributed to the following:

●

Bancorp invests in certain partnerships that yield federal income tax credits. Taken as a whole, the tax benefit of these investments exceeds amortization expense, resulting in a positive impact on net income. The timing and magnitude of these transactions may vary widely from period to period. The ETR for 2020 included the anticipated full year benefit of a large historic tax credit project that was completed in December, serving to reduce the ETR by 5.5% and 5.8% for the three and nine months ended September 30, 2020.

●

The stock based compensation component of the ETR fluctuates consistent with the level of SAR exercise activity. The ETR was reduced 0.1% and 1.7% for the three and nine months ended September 30, 2021 compared to reductions of 2.6% and 0.9% for the same periods of 2020, respectively, as a result of varying levels of exercise activity.

●

The state of Kentucky passed legislation in 2019 that required financial institutions to transition from a capital based franchise tax to the Kentucky corporate income tax beginning in 2021 and allows entities filing a combined Kentucky income tax return to share certain tax attributes, including net operating loss carryforwards. These changes served to increase the ETR 3.6% and 3.4% for the three and nine months ended September 30, 2021.

Financial Condition – September 30, 2021 Compared to December 31, 2020

Overview

Total assets increased $1.6 billion, or 34%, to $6.2 billion at September 30, 2021 from $4.6 billion at December 31, 2020. Total assets of $1.3 billion were added on May 31, 2021 as a result of the KB acquisition, including loans of $755 million (including PPP) and total AFS debt securities of $396 million. In addition, goodwill of $123 million was recorded in relation to the transaction. Further, total loans (excluding loans added through the acquisition and the PPP portfolio) grew $221 million, or 7%, between December 31, 2020 and September 30, 2021.

Total liabilities increased $1.3 billion, or 32%, to $5.5 billion at September 30, 2021 from $4.2 billion at December 31, 2020. Total liabilities of $1.2 billion were assumed on May 31, 2021 as a result of the KB acquisition, including total deposits of $1.0 billion. Excluding deposits assumed through the acquisition, deposit balances remained at record levels as of September 30, 2021, growing $353 million, or 9%, since December 31, 2020, as federal stimulus efforts have bolstered deposits and uncertainty surrounding the pandemic has resulted in Bancorp’s customer base maintaining higher balances in general over the past several months.

Cash and Cash Equivalents

Cash and cash equivalents increased $267 million, or 84%, ending at $585 million at September 30, 2021 compared to $318 million at December 31, 2020. The average balance of cash and cash equivalents increased $156 million, or 60%, over the past twelve months. Bancorp continues to maintain higher levels of liquidity attributable to the PPP, continued growth in deposits and the overall interest rate environment.

AFS Debt Securities

AFS debt securities increased $483 million, or 82%, to $1.1 billion at September 30, 2021 compared to $587 million at December 31, 2020. AFS debt securities totaling $396 million were added as a result of the KB acquisition, approximately $91 million of which were sold shortly after acquisition. In addition, Bancorp continued to actively invest in the securities portfolio during 2021 in an effort to deploy a portion of excess liquidity, a strategy enacted in the latter half of 2020, by purchasing $325 million of AFS debt securities for the nine months ended September 30, 2021. Partially offsetting growth associated with purchasing activity was scheduled amortization and elevated prepayment activity, largely within the MBS portfolio, as well as market depreciation stemming from an upward move in the interest rate environment experienced through the first nine months of 2021. As a result of the activity above, average AFS debt securities grew $397 million, or 92%, over the past twelve months.

Premises and Equipment

Premises and equipment are presented on the consolidated balance sheets net of related depreciation on the respective assets as well as fair value adjustments associated with purchase accounting. As result of the KB acquisition, which added 19 locations throughout central and eastern Kentucky, premises and equipment increased $19 million, or 33%, to $77 million at September 30, 2021 from $58 million at December 31, 2020.

BOLI

Bank-owned life insurance assets increased $20 million, or 59%, to $53 million at September 30, 2021, compared to $33 million at December 31, 2020, the increase stemming directly from life insurance assets added as a result of the KB acquisition.

Goodwill

At September 30, 2021, Bancorp had $136 million in goodwill recorded on its balance sheet, including $124 million recorded in association with the acquisition of KB. As permitted under GAAP, management has up to 12 months following the date of acquisition to finalize the fair values of the acquired assets and assumed liabilities related to the KB acquisition. During this measurement period, Bancorp may record subsequent adjustments to goodwill for provisional amounts recorded at the acquisition date. Net adjustments attributed to the KB acquisition totaling $700,000 reduced goodwill attributed to KB to $123 million as of September 30, 2021.

Other Assets and Other Liabilities

Other assets increased $17 million, or 24%, to $88 million at September 30, 2021. Other liabilities decreased $8 million, or 9%, to $80 million at September 30, 2021.

The increase in other assets was attributed to OREO added due to foreclosure of a large CRE property, additional investment in tax credit partnerships and general increases in other assets related to the KB acquisition. Partially offsetting the increase was market depreciation on interest rate swap assets stemming from an improving interest rate environment, which also served to decrease to correlating interest rate swap liabilities. The remaining decrease in other liabilities was attributed to the reduction of various accrued liabilities.

As of September 30, 2021, Bancorp did not incur any impairment with respect to its other intangible assets (MSRs and CDIs) or other long-lived assets.

Loans

Composition of loans, net of deferred fees and costs, by primary loan portfolio class follows:

(dollars in thousands)	September 30, 2021	December 31, 2020	$ Change	% Change

Commercial real estate - non-owner occupied	$1,142,647	$833,470	$309,177	37%
Commercial real estate - owner occupied	652,631	508,672	143,959	28%
Total commercial real estate	1,795,278	1,342,142	453,136	34%

Commercial and industrial - term	581,804	525,776	56,028	11%
Commercial and industrial - term - PPP	231,335	550,186	(318,851)	-58%
Commercial and industrial - lines of credit	329,119	249,378	79,741	32%
Total commercial and industrial	1,142,258	1,325,340	(183,082)	-14%

Residential real estate - owner occupied	398,069	239,191	158,878	66%
Residential real estate - non-owner occupied	277,045	140,930	136,115	97%
Total residential real estate	675,114	380,121	294,993	78%

Construction and land development	303,642	291,764	11,878	4%
Home equity lines of credit	140,027	95,366	44,661	47%
Consumer	104,629	71,874	32,755	46%
Leases	12,348	14,786	(2,438)	-16%
Credits cards	15,821	10,203	5,618	55%
Total loans (1)	$4,189,117	$3,531,596	$657,521	19%

(1) Total loans are presented inclusive of premiums, discounts, and net loan origination fees and costs.

Composition of loans, net of deferred fees and costs, by primary loan portfolio class and bifurcated between Bancorp’s legacy loan portfolio and the loan portfolio attributed to KB:

	As of September 30, 2021
(dollars in thousands)	Legacy	KB	Total

Commercial real estate - non-owner occupied	$907,477	$235,170	$1,142,647
Commercial real estate - owner occupied	552,732	99,899	652,631
Total commercial real estate	1,460,209	335,069	1,795,278

Commercial and industrial - term	522,262	59,542	581,804
Commercial and industrial - term - PPP	219,775	11,560	231,335
Commercial and industrial - lines of credit	293,612	35,507	329,119
Total commercial and industrial	1,035,649	106,609	1,142,258

Residential real estate - owner occupied	309,315	88,754	398,069
Residential real estate - non-owner occupied	126,089	150,956	277,045
Total residential real estate	435,404	239,710	675,114

Construction and land development	289,189	14,453	303,642
Home equity lines of credit	91,620	48,407	140,027
Consumer	87,599	17,030	104,629
Leases	12,348	-	12,348
Credits cards	13,749	2,072	15,821
Total loans (1)	$3,425,767	$763,350	$4,189,117

(1) Total loans are presented inclusive of premiums, discounts, and net loan origination fees and costs.

Total loans increased $658 million, or 19%, from December 31, 2020 to September 30, 2021, driven by the addition of $755 million in loans associated with the KB acquisition. Loan balances attributed to the acquired portfolio and related market grew to $763 million as of September 30, 2021, and while organic growth was also strong for the nine months ended September 30, 2021, significant forgiveness-related contractions was experienced within the PPP portfolio between December 31, 2020 and September 30, 2021.

Excluding the loan portfolio acquired through the KB acquisition, loan contraction of $97 million, or 3%, was experienced between December 31, 2020 and September 30, 2021, as the aforementioned forgiveness activity resulted in PPP portfolio balances declining $319 million, or 58%, during the first nine months of 2021. Partially offsetting the large decline in PPP balances was organic growth of $221 million, or 7%, over half of which, or $118 million, was attributed to strong loan production within the CRE portfolio. Further, the strategic retention of a portion of qualified secondary market single family residential real estate loan production from the mortgage banking department and gradually improving line of credit utilization helped drive growth of $55 million and $41 million in the residential real estate and C&I line of credit portfolios, respectively, over the first nine months of 2021.

While improving for the third straight quarter, line of credit usage remained well below pre-pandemic levels through the first nine months of 2021, as the availability of the more favorable PPP lending facility continued to disparage utilization until the program expired on May 31, 2021. Overall, total line of credit usage did increase to 40.6% at September 30, 2021 compared to 38.0% at December 31, 2020 and 37.0% at September 30, 2020.

PPP loans of $231 million ($239 million gross of unamortized deferred fees and costs) were outstanding at September 30, 2021, including $12 million attributed to the KB acquisition. Bancorp has $8 million in net unrecognized fees related to the PPP as of September 30, 2021, which would be recognized immediately once the loans are paid off or forgiven by the SBA. The timing of such forgiveness is expected to have a major impact on operating results for the remainder of 2021 and into early to mid-2022.

Bancorp originated $637 million PPP loans ($657 million gross of unamortized fees and costs) as part of round one of the program, which expired in August of 2020. As of September 30, 2021, 96% of the dollars originated in round one have been forgiven. In addition, approximately 99% of the $19.6 million in fee income received for round one originations has been recognized life to date.

Bancorp originated $250 million ($261 million gross of unamortized deferred fees and costs) as part of round two of the PPP program, which expired May 31, 2021. As of September 30, 2021, 24% of the dollars originated have been forgiven and 34% of the fees received for the second round of the program have been recognized life to date. As second round borrowers are not required to make payments for 16 months, it is probable that a significant portion of the borrowing base will seek forgiveness in early to mid-2022 in connection with tax return preparation.

In accordance with Section 4013 of the CARES Act and in response to requests from borrowers who experienced business interruptions related to the pandemic, Bancorp extended payment deferrals for those affected borrowers. Depending on the demonstrated need of the customer, Bancorp deferred either the full loan payment or the principal-only portion of respective loan payments for 90 or 180 days for some borrowers directly impacted by the pandemic. As of September 30, 2021 outstanding full payment loan deferrals totaled $355,000, representing 0.01% of the loan portfolio (excluding PPP loans), down from $37 million, or 1.24% of total loans (excluding PPP loans), at December 31, 2020.

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

Bancorp occasionally enters into loan participation agreements with other banks to diversify credit risk. For certain participation loans sold, Bancorp has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their ownership share of the loan without permission from Bancorp. GAAP requires the participated portion of these loans to be recorded as secured borrowings. These participated loans are included in the C&I and CRE loan portfolio segments with a corresponding liability recorded in other liabilities. At September 30, 2021 and December 31, 2020, the total participated portion of loans of this nature totaled $5 million and $10 million, respectively.

Non-performing Loans and Non-performing Assets

Information summarizing non-performing loans and assets follows:

(dollars in thousands)	September 30, 2021	December 31, 2020

Non-accrual loans	$5,036	$12,514
Troubled debt restructurings	13	16
Loans past due 90 days or more and still accruing	-	649
Total non-performing loans	5,049	13,179

Other real estate owned	7,229	281
Total non-performing assets	$12,278	$13,460

Non-performing loans to total loans	0.12%	0.37%
Non-performing loans to total loans (excluding PPP)	0.13%	0.44%
Non-performing assets to total assets	0.20%	0.29%
ACL for loans to total non-performing loans	1120%	394%

See the section titled “Non-GAAP Financial Measures” for reconcilement of non-GAAP to GAAP measures.

In total, non-performing assets as of September 30, 2021 were comprised of 67 loans, ranging in individual amounts up to $1 million, one accruing TDR loan and foreclosed real estate held for sale. Foreclosed real estate held at September 30, 2021 included two CRE properties and two residential real estate properties.

The following table presents the recorded investment in non-accrual loans by portfolio:

(in thousands)	September 30, 2021	December 31, 2020

Commercial real estate - non-owner occupied	$771	$10,278
Commercial real estate - owner occupied	669	1,403
Total commercial real estate	1,440	11,681

Commercial and industrial - term	1,000	6
Commercial and industrial - lines of credit	79	88
Total commercial and industrial	1,079	94

Residential real estate - owner occupied	1,912	413
Residential real estate - non-owner occupied	300	101
Total residential real estate	2,212	514

Construction and land development	—	—
Home equity lines of credit	181	221
Consumer	124	4
Leases	—	—
Credit cards - commercial	—	—
Total non-accrual loans	$5,036	$12,514

As of September 30, 2021, non-accrual loans totaled $5.0 million. The decrease in total non-accrual loans decreased between December 31, 2020 and September 30, 2021 as a result of the partial charge off of a large non-accrual CRE relationship that was fully reserved for in 2020 (and thus had no income statement impact for 2021).

Delinquent Loans

Delinquent loans (consisting of all loans 30 days or more past due) totaled $13 million at September 30, 2021 compared to $17 million at December 31, 2020. Delinquent loans to total loans were 0.31% and 0.48% at September 30, 2021 and December 31, 2020, respectively. Delinquent loans to total loans (excluding PPP loans) were 0.33% at September 30, 2021 compared to 0.57% at December 31, 2020.

Allowance for Credit Losses

The ACL for loans is a valuation allowance for loans estimated at each balance sheet date in accordance with GAAP. When Bancorp deems all or a portion of a loan to be uncollectible, the appropriate amount is written off and the ACL is reduced by the same amount. Subsequent recoveries, if any, are credited to the ACL when received. See the footnote titled “Summary of Significant Accounting Policies” for discussion of Bancorp’s ACL methodology on loans. Allocations of the ACL may be made for specific loans, but the entire ACL for loans is available for any loan that, in Bancorp’s judgment, should be charged-off.

The following table sets forth the ACL by category of loan (excluding PPP):

	September 30, 2021			December 31, 2020

(dollars in thousands)	Allocated Allowance	% of Total ACL	ACL to Total Loans (1)	Allocated Allowance	% of Total ACL	ACL to Total Loans (1)

Commercial real estate - non-owner occupied	$16,171	29%	1.42%	$19,396	37%	2.33%
Commercial real estate - owner occupied	10,318	18%	1.58%	6,983	13%	1.37%
Total commercial real estate	26,489	47%	1.48%	26,379	50%	1.97%

Commercial and industrial - term (1)	9,766	17%	1.68%	8,970	17%	1.71%
Commercial and industrial - lines of credit	4,912	9%	1.49%	3,614	7%	1.31%
Total commercial and industrial	14,678	26%	1.61%	12,584	24%	1.57%

Residential real estate - owner occupied	4,457	8%	1.12%	3,389	7%	1.42%
Residential real estate - non-owner occupied	3,530	6%	1.27%	1,818	3%	1.29%
Total residential real estate	7,987	14%	1.18%	5,207	10%	1.37%

Construction and land development	5,238	9%	1.73%	6,119	12%	2.10%
Home equity lines of credit	1,057	2%	0.75%	895	2%	0.94%
Consumer	727	1%	0.69%	340	1%	0.76%
Leases	194	1%	1.57%	261	1%	1.77%
Credit cards	163	0%	1.03%	135	0%	1.32%
Total	$56,533	100%	1.43%	$51,920	100%	1.74%

(1) Excludes the PPP loan portfolio, which was not reserved for based on the underlying 100% SBA guarantee. The allowance allocated for the commercial & industrial –term segment includes $813,000 related to PCD PPP loans.

Bancorp’s ACL for loans was $56.5 million as of September 30, 2021 compared to $51.9 million as of December 31, 2020. The change in the ACL for loans was driven by a number of competing factors, which resulted in the $4.6 million, or 9%, increase experienced for the first nine months of 2021. Acquisition-related activity was responsible for a total increase to the ACL for loans of $14.2 million, comprised of a $6.8 million day one adjustment for specific reserves placed on acquired PCD loans (offset to goodwill) and $7.4 million of provision expense related to the remaining acquired non-PCD loan portfolio. Partially offsetting the acquisition-related increases was a net reduction of the ACL for loans of $4.9 million for the first nine months of 2021 stemming from an improved unemployment forecast, general improvement in other underlying CECL model factors compared to recent periods and updates to Bancorp’s CECL model. Further reducing the ACL for loans were net charge offs of $4.6 million for the period, which were driven by the charge off of two CRE relationships totaling $4.4 million. Both relationships were fully reserved and had no income statement impact for the three and nine months ended September 30, 2021. Partially offsetting these charge offs was a $555,000 recovery of a note that was fully charged off in 2020.

The FRB’s Seasonally Adjusted National Civilian Unemployment Rate is the primary loss driver within Bancorp’s CECL model and has steadily improved over the past several months after spiking to 14.8% in April of 2020, standing at 4.8% as of September 30, 2021. The pandemic has had a material impact on Bancorp’s quarterly ACL for loans calculations. While Bancorp has not yet experienced credit quality issues resulting in charge-offs related to the pandemic, the ACL for loans calculation and resulting credit loss expense is significantly impacted by changes in forecasted economic conditions. Should the forecast for economic conditions worsen, Bancorp could experience further increases in its required ACL for loans and record additional credit loss expense. While the execution of payment deferrals under the CARES ACT has assisted credit quality ratios, it is possible that asset quality could worsen at future measurement periods if the effects of the pandemic are prolonged.

While separate from the ACL for loans and recorded in other liabilities on the consolidated balance sheets, the ACL for off balance sheet credit exposures also experienced a decrease between December 31, 2020 and September 30, 2021. A net benefit was recorded for provision for credit losses for off balance sheet exposures during the first nine months of 2021, as nearly all applicable loan segments experienced declines in their reserve loss percentage consistent with generally improving model factors and continued improvement in line of credit utilization. The ACL for off balance sheet credit exposures stood at $4.3 million as of September 30, 2021 compared to $5.4 million as of December 31, 2020.

Deposits

(dollars in thousands)	September 30, 2021	December 31, 2020	$ Change	% Change

Non-interest bearing demand deposits	$1,744,790	$1,187,057	$557,733	47%

Interest bearing deposits:
Interest bearing demand	1,794,816	1,355,985	438,831	32%
Savings	397,875	208,774	189,101	91%
Money market	955,200	844,414	110,786	13%

Time deposits of $250 thousand or more	89,420	73,065	16,355	22%
Other time deposits	359,923	319,339	40,584	13%
Total time deposits	449,343	392,404	56,939	15%

Total interest bearing deposits	3,597,234	2,801,577	795,657	28%

Total deposits (1)	$5,342,024	$3,988,634	$1,353,390	34%

(1)    Includes $4 million and $25 million in brokered deposits as of September 30, 2021 and December 31, 2020, respectively.

Composition of deposits, bifurcated between Bancorp’s legacy deposit portfolio and the deposit portfolio acquired through the KB acquisition, follows:

	As of September 30, 2021
(dollars in thousands)	Legacy	KB	Total

Non-interest bearing demand deposits	$1,543,112	$201,678	$1,744,790

Interest bearing deposits:
Interest bearing demand	1,364,729	430,087	1,794,816
Savings	244,451	153,424	397,875
Money market	863,259	91,941	955,200

Time deposits of $250 thousand or more	65,144	24,276	89,420
Other time deposits(1)	265,831	94,092	359,923
Total time deposits	330,975	118,368	449,343

Total interest bearing deposits	2,803,414	793,820	3,597,234

Total deposits	$4,346,526	$995,498	$5,342,024

Total deposits increased $1.4 billion, or 34%, from December 31, 2020 to September 30, 2021. Deposits totaling $1.0 billion were assumed as a result of the KB acquisition. Deposit balances attributed to the acquired portfolio and related market decreased slightly to $995 million as of September 30, 2021. Excluding the deposits acquired through the KB acquisition, deposits grew $358 million, or 9%, during the first nine months of 2021, with non-interest bearing balances representing virtually the entire increase. Average deposit balances have increased $688 million, or 28%, over the past 12 months, as federal programs such as the PPP, stimulus checks and enhanced unemployment benefits drove both ending and average deposit balances to record levels as of September 30, 2021 in addition to deposits added as a result of the acquisition, which contributed $448 million of the average balance increase.

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

SSUARs totaled $74 million and $48 million at September 30, 2021 and December 31, 2020, respectively, as SSUAR totaling $11 million were assumed as part of the KB acquisition. The remaining increase in SSUAR is consistent with the general trend of customers maintaining elevated deposit balances.

FHLB Advances

FHLB advances decreased $22 million, or 68%, between December 31, 2020 and September 30, 2021 due to maturing advances not being renewed or replaced in addition to elective pay offs. During the first quarter of 2021, Bancorp elected to pay down certain advances prior to maturity without incurring pre-payment penalties. During the second quarter of 2021, Bancorp paid off $14 million of term advances, with a weighted average cost of 2.03%, prior to their maturity incurring an early-termination fee of $474,000. Bancorp based this decision on its excess liquidity position driven by the substantial deposit growth it achieved during 2020 and the first half of 2021, combined with the then near-term outlook for low interest rates. Bancorp believes it will substantially “earn back” the early termination penalty through lower interest expense over the next two years assuming short-term interest rates remain at current low levels.

As a result of the KB acquisition, FHLB advances totaling $91 million were assumed and paid off immediately upon acquisition based on lack of necessity and current levels of excess liquidity. Early termination penalties totaling $2.5 million were incurred as a result of the payoffs, but had no income statement impact for the three and nine-month periods ended September 30, 2021 due to the fair value adjustment recorded through goodwill at acquisition.

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

Bancorp’s most liquid assets are comprised of cash and due from banks, FFS and AFS debt securities. FFS and interest bearing deposits totaled $500 million and $275 million at September 30, 2021 and December 31, 2020, respectively. The large increase in FFS and interest bearing deposits experienced over the first nine months of 2021 is attributed largely to PPP forgiveness activity, as cash received for the forgiveness of these notes has outpaced efforts to invest cash through the typical investments, such as loan production and AFS debt security purchases. FFS normally have overnight maturities while interest-bearing deposits in banks are accessible on demand. These investments are used for general daily liquidity purposes.

The fair value of the AFS debt security portfolio was $1.1 billion and $587 million at September 30, 2021 and December 31, 2020, respectively. The $483 million, or 82%, increase experienced over the first nine months of 2021 is attributed to the KB acquisition and the strategic, aggressive growth of portfolio through security purchases in an effort to deploy excess liquidity. The portfolio includes maturities of $30 million and cash flows on amortizing AFS debt securities of approximately $220 million (based on assumed prepayment speeds as of September 30, 2021) expected over the next twelve months. Combined with FFS and interest bearing deposits from banks, AFS debt securities offer substantial resources to meet either loan growth or reductions in Bancorp’s deposit funding base. Bancorp pledges portions of its investment securities portfolio to secure public funds, cash balances of certain WM&T accounts and SSUAR. At September 30, 2021, total investment securities pledged for these purposes comprised 64% of the AFS debt securities portfolio, leaving approximately $383 million of unpledged AFS debt securities.

Bancorp’s deposit base consists mainly of core deposits, defined as time deposits less than or equal to $250,000, demand, savings, money market deposit accounts and excludes public funds and brokered deposits. At September 30, 2021, such deposits totaled $4.8 billion and represented 89% of Bancorp’s total deposits, as compared with $3.5 billion, or 89% of total deposits at December 31, 2020. Because these core deposits are less volatile and are often tied to other products of Bancorp through long lasting relationships, they do not place undue pressure on liquidity. However, many of Bancorp’s individual depositors are currently maintaining historically high balances. These excess balances may be more sensitive to market rates, with potential decreases possibly straining Bancorp’s liquidity position.

As of September 30, 2021 and December 31, 2020, Bancorp held brokered deposits totaling $4 million and $25 million, respectively, all of which is attributed to deposits added through the KB acquisition.

Included in total deposit balances at September 30, 2021 are $499 million in public funds generally comprised of accounts with local government agencies and public school districts in the markets in which Bancorp operates, including public funds deposits totaling $187 million added as a result of the KB acquisition. At December 31, 2020, public funds deposits totaled $355 million.

Bancorp is a member of the FHLB of Cincinnati. As a member of the FHLB, Bancorp has access to credit products of the FHLB. Bancorp views these borrowings as a potential low cost alternative to brokered deposits. At September 30, 2021 and December 31, 2020, available credit from the FHLB totaled $892 million and $804 million, respectively. The increase in available credit over the first nine months of 2021 is due to an increase in eligible loans (those pledged for collateral-based borrowing capacity) and the payoff of advances prior to maturity during the first three quarters of 2021. See the footnote titled “FHLB Advances” for additional detail.  Additionally, Bancorp had unsecured available FFP lines with correspondent banks totaling $80 million at both September 30, 2021 and December 31, 2020.

During the normal course of business, Bancorp enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through Bancorp’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of Bancorp’s liquidity.

Bancorp’s principal source of cash is dividends paid to it as the sole shareholder of the Bank. As discussed in the footnote titled “Commitments and Contingent Liabilities,” as of January 1st of any year, the Bank may pay dividends in an amount equal to the Bank’s net income of the prior two years less any dividends paid for the same two years. At September 30, 2021, the Bank could pay an amount equal to $36 million in dividends to Bancorp without regulatory approval subject to ongoing capital requirements of the Bank.

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

Bancorp provides customers with off-balance sheet credit support through loan commitments and standby letters of credit. Unused loan commitments increased $282 million as of September 30, 2021 compared to December 31, 2020, the increase being driven by both the KB acquisition and new lines of credit. Total average line of credit utilization improved to 40.6% at September 30, 2021 as compared to 38.0% at December 31, 2020 and 37.0% at September 30, 2020. While improving over the prior quarter, depressed C&I line of credit usage has driven the dramatic decline in utilization experienced over the past year as customers took advantage of the more favorable financing provided by the PPP. For reference, C&I line of credit utilization was 28.9% at September 30, 2021 compared to 26.1% at December 31, 2020 and the pre-pandemic average of 42.9% experienced in 2019.

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

The ACL for off balance sheet credit exposures, which is separate from the ACL for loans and recorded in other liabilities on the consolidated balance sheets, stood at $4.3 million and $5.4 million as of September 30, 2021 and December 31, 2020, respectively. A net benefit of was recorded as provision for credit losses for off balance sheet exposures during the first nine months of 2021, as nearly all applicable loan segments experienced declines in their reserve loss percentage consistent with generally improving model factors as well as increased utilization, driving down available credit used to calculate exposure.

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

Capital

At September 30, 2021, stockholders’ equity totaled $664 million, representing an increase of $223 million, or 51%, compared to December 31, 2020. The large increase over the first nine months of 2021 was attributed mainly to stock issued in relation to the KB acquisition, which totaled $205 million. Further, net income of $50 million was partially offset by a larger negative change in AOCI and dividends declared during the first nine months of 2021. AOCI consists of net unrealized gains or losses on AFS debt securities and hedging instruments, as well as a minimum pension liability, each net of income taxes. AOCI declined $11 million from December 31, 2020 to September 30, 2021, with the fluctuation stemming from the changing interest rate environment and corresponding valuation of the AFS debt securities portfolio. See the “Consolidated Statement of Changes in Stockholders’ Equity” for further detail of changes in equity.

In May 2021, Bancorp’s Board of Directors extended its share repurchase program authorizing the repurchase of up to 1 million shares, or approximately 4% of Bancorp’s total common shares outstanding at the time. The plan, which will expire in May 2023 unless otherwise extended or completed at an earlier date, does not obligate Bancorp to repurchase any specific dollar amount or number of shares prior to the plan’s expiration. Based on economic developments over the past year and the increased importance of capital preservation, no shares were repurchased in 2020 nor the first nine months of 2021. Approximately 741,000 shares remain eligible for repurchase under the current repurchase plan.

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

The following table sets forth consolidated Bancorp’s and the Bank’s risk based capital ratios:

	September 30, 2021	December 31, 2020

Total risk-based capital(1)
Consolidated	12.61%	13.36%
Bank	12.26	12.99

Common equity tier 1 risk-based capital(1)
Consolidated	11.69	12.23
Bank	11.34	11.85

Tier 1 risk-based capital(1)
Consolidated	11.69	12.23
Bank	11.34	11.85

Leverage(2)
Consolidated	8.98	9.57
Bank	8.69	9.26

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

Additionally, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, Bancorp and the Bank must hold a 2.5% capital conservation buffer composed of Common Equity Tier 1 Risk-Based Capital above the minimum risk-based capital requirements for the Common Equity Tier 1 Risk-Based Capital ratio, Tier 1 Risk-Based Capital ratio and Total Risk-Based Capital ratio necessary to be considered adequately-capitalized. At September 30, 2021, the adequately-capitalized minimums, including the capital conservation buffer, were a 6.0% Common Equity Tier 1 Risk-Based Capital ratio, 8.5% Tier 1 Risk-Based Capital ratio and 10.5% Total Risk-Based Capital ratio.

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

(dollars in thousands, except per share data)	September 30, 2021	December 31, 2020

Total stockholders' equity - GAAP (a)	$663,547	$440,701
Less: Goodwill	(135,830)	(12,513)
Less: Core deposit intangible	(5,871)	(1,962)
Tangible common equity - Non-GAAP (b)	$521,846	$426,226

Total assets - GAAP (c)	$6,181,188	$4,608,629
Less: Goodwill	(135,830)	(12,513)
Less: Core deposit intangible	(5,871)	(1,962)
Tangible assets - Non-GAAP (d)	$6,039,487	$4,594,154

Total stockholders' equity to total assets - GAAP (a/c)	10.73%	9.56%
Tangible common equity to tangible assets - Non-GAAP (b/d)	8.64%	9.28%

Total shares outstanding (e)	26,585	22,692

Book value per share - GAAP (a/e)	$24.96	$19.42
Tangible common equity per share - Non-GAAP (b/e)	19.63	18.78

The ACL for loans to total non-PPP loans represents the ACL for loans, divided by total loans less PPP loans. Non-performing loans to total non-PPP loans represents non-performing loans, divided by total loans less PPP loans. Delinquent loans to total non-PPP loans represents delinquent loans (consisting of all loans 30 days or more past due), divided by total loans less PPP loans. Bancorp believes these non-GAAP ratios are important because they provide comparable ratios after eliminating PPP loans, which are fully guaranteed by the SBA and have not been allocated for within the ACL.

(dollars in thousands)	September 30, 2021	December 31, 2020

Total loans - GAAP (a)	$4,189,117	$3,531,596
Less: PPP loans	(231,335)	(550,186)
Total non-PPP loans - Non-GAAP (b)	$3,957,782	$2,981,410

ACL on loans (c)	$56,533	$51,920
Non-performing loans (d)	5,049	13,179
Delinquent loans (e)	12,886	16,939

ACL on loans to total loans - GAAP (c/a)	1.35%	1.47%
ACL on loans to total loans - Non-GAAP (c/b)	1.43%	1.74%

Non-performing loans to total loans - GAAP (d/a)	0.12%	0.37%
Non-performing loans to total loans - Non-GAAP (d/b)	0.13%	0.44%

Delinquent loans to total loans - GAAP (e/a)	0.31%	0.48%
Delinquent loans to total loans - Non-GAAP (e/b)	0.33%	0.57%

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

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2021	2020	2021	2020

Total non-interest expenses - GAAP (a)	$34,558	$25,646	$107,708	$72,630
Less: Non-recurring merger expenses	(525)	-	(19,025)	-
Less: Amortization of investments in tax credit partnerships	(53)	(52)	(315)	(141)
Total non-interest expenses - Non-GAAP (b)	$33,980	$25,594	$88,368	$72,489

Total net interest income, FTE	$45,643	$33,768	$125,178	$99,834
Total non-interest income	17,614	13,043	47,246	38,201
Less: Gain/loss on sale of securities	—	—	—	—
Total revenue - GAAP (c )	$63,257	$46,811	$172,424	$138,035

Efficiency ratio - GAAP (a/c)	54.63%	54.79%	62.47%	52.62%
Efficiency ratio - Non-GAAP (b/c)	53.72%	54.68%	51.25%	52.51%

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

The Bank is a defendant in various legal proceedings that arise in the ordinary course of business. There is no such proceeding pending or, to the knowledge of management, threatened in which an adverse decision could result in a material adverse change in the business or consolidated financial position of Bancorp or the Bank.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table shows information relating to the repurchase of shares of common stock by Bancorp during the three months ended September 30, 2021.

	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Average price paid per share	Maximum number of shares that may yet be purchased under the plans or programs

July 1 - July 31	1,090	$39.18	—	$—
August 1 - August 31	79	51.19	—	—
September 1 - September 30	1,749	41.06	—	—
Total	2,918	$40.63	—	$40.63	741,196

(1)	Shares repurchased during the three-month period ended September 30, 2021 represent shares withheld to pay taxes due.

Effective May 22, 2019, Bancorp’s Board of Directors approved a share repurchase program authorizing the repurchase of 1 million shares, or approximately 4% of Bancorp’s total common shares outstanding at the time. Stock repurchases are expected to be made from time to time on the open market or in privately negotiated transactions, subject to applicable securities laws. The plan, which was extended in May 2021 and will expire in May 2023 unless otherwise extended or completed at an earlier date, does not obligate the Company to repurchase any specific dollar amount or number of shares prior to the plan’s expiration. No shares were repurchased in 2020, nor through the first nine months of 2021. Management does not intend to resume repurchasing in the near-term. Approximately 741,000 shares remain eligible for repurchase.

There were no equity securities of the registrant sold without registration during the quarter covered by this report.

Item 6.  Exhibits.

The following exhibits are filed or furnished as a part of this report:

Exhibit Number	Description of exhibit
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 902 of the Sarbanes-Oxley Act

101	The following materials from Stock Yards Bancorp Inc.’s Form 10-Q Report for the quarterly period ended September 30, 2021 formatted in inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from Stock Yards Bancorp Inc.’s Form 10-Q Report for the quarterly period ended September 30, 2021 formatted in inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STOCK YARDS BANCORP, INC. (Registrant)

Date: November 8, 2021	By:	/s/ James A. Hillebrand
James A. Hillebrand
Chairman and CEO (Principal Executive Officer)

Date: November 8, 2021		/s/ T. Clay Stinnett
T. Clay Stinnett
EVP, Treasurer and CFO (Principal Financial Officer)