Form 10-K
period 2021-12-31
Stock Yards Bancorp, Inc.
filed 2022-02-25
CIK 835324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-13661

STOCK YARDS BANCORP, INC.

(Exact name of registrant as specified in its charter)

Kentucky	61-1137529
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1040 East Main Street, Louisville, Kentucky	40206
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (502) 582-2571

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, no par value	SYBT	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☒ Yes  ☐ No

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was $1,287,864,172.

The number of shares of the registrant’s Common Stock, no par value, outstanding as of January 31, 2022, was 26,601,723.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2022 are incorporated by reference into Part III of this Form 10-K.

GLOSSARY OF ABBREVIATIONS AND ACRONYMS

The acronyms and abbreviations identified in alphabetical order below are used throughout this Annual Report on Form 10-K:

Acronym or Term	Definition	Acronym or Term	Definition	Acronym or Term	Definition
ACH	Automatic Clearing House	EPS	Earnings Per Share	NPV	Net Present Value
AFS	Available for Sale	ETR	Effective Tax Rate	Net Interest Spread	Net Interest Spread (FTE)
APIC	Additional paid-in capital	EVP	Executive Vice President	NM	Not Meaningful
ACL	Allowance for Credit Losses	FASB	Financial Accounting Standards Board	OAEM	Other Assets Especially Mentioned
AOCI	Accumulated Other Comprehensive Income	FDIC	Federal Deposit Insurance Corporation	OCI	Other Comprehensive Income
ASC	Accounting Standards Codification	FFP	Federal Funds Purchased	OREO	Other Real Estate Owned
ASU	Accounting Standards Update	FFS	Federal Funds Sold	PPP	SBA Paycheck Protection Program
ATM	Automated Teller Machine	FFTR	Federal Funds Target Rate	PV	Present Value
AUM	Assets Under Management	FHA	Federal Housing Authority	PCD	Purchased Credit Deteriorated
Bancorp / the Company	Stock Yards Bancorp, Inc.	FHC	Financial Holding Company	PCI	Purchased Credit Impaired
Bank / SYB	Stock Yards Bank & Trust Company	FHLB	Federal Home Loan Bank of Cincinnati	Prime	The Wall Street Journal Prime Interest Rate
BOLI	Bank Owned Life Insurance	FHLMC	Federal Home Loan Mortgage Corporation	Provision	Provision for Credit Losses
BP	Basis Point - 1/100th of one percent	FICA	Federal Insurance Contributions Act	PSU	Performance Stock Unit
C&D	Construction and Development	FNMA	Federal National Mortgage Association	ROA	Return on Average Assets
Captive	SYB Insurance Company, Inc.	FRB	Federal Reserve Bank	ROE	Return on Average Equity
CARES Act	Coronavirus Aid, Relief and Economic Security Act	FTE	Fully Tax Equivalent	RSA	Restricted Stock Award
C&I	Commercial and Industrial	GAAP	United States Generally Accepted Accounting Principles	RSU	Restricted Stock Unit
CD	Certificate of Deposit	GLB Act	Gramm-Leach-Bliley Act	SAB	Staff Accounting Bulletin
CDI	Core Deposit Intangible	GNMA	Government National Mortgage Association	SAR	Stock Appreciation Right
CECL	Current Expected Credit Loss (ASC-326)	HELOC	Home Equity Line of Credit	SBA	Small Business Administration
CEO	Chief Executive Officer	ITM	Interactive Teller Machine	SEC	Securities and Exchange Commission
CFO	Chief Financial Officer	KB	Kentucky Bancshares, Inc. and Kentucky Bank	SOFR	Secured Overnight Financing Right
Commonwealth	Commonwealth Bancshares, Inc. and Commonwealth Bank & Trust Company	KSB	King Bancorp, Inc. and King Southern Bank	SSUAR	Securities Sold Under Agreements to Repurchase
COVID-19	Coronavirus Disease - 2019	LIBOR	London Interbank Offered Rate	SVP	Senior Vice President
CRA	Community Reinvestment Act	Loans	Loans and Leases	TBOC	The Bank Oldham County
CRE	Commercial Real Estate	MBS	Mortgage Backed Securities	TCE	Tangible Common Equity
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act	MSA	Metropolitan Statistical Area	TDR	Troubled Debt Restructuring
DTA	Deferred Tax Asset	MSRs	Mortgage Servicing Rights	TPS	Trust Preferred Securities
DTL	Deferred Tax Liability	NASDAQ	The NASDAQ Stock Market, LLC	VA	U.S. Department of Veterans Affairs
DCF	Discounted Cash Flow	NIM	Net Interest Margin (FTE)	WM&T	Wealth Management and Trust

PART I

Item 1.         Business.

Stock Yards Bancorp, Inc. (“Bancorp” or “the Company”), is a FHC headquartered in Louisville, Kentucky and is engaged in the business of banking through its wholly owned subsidiaries, Stock Yards Bank & Trust Company (“SYB” or “the Bank”) and SYB Insurance Company, Inc. (“the Captive”). Bancorp, which was incorporated in 1988 in Kentucky, is registered with, and subject to supervision, regulation and examination by, the Board of Governors of the Federal Reserve System. As Bancorp has no significant operations of its own, its business is essentially that of SYB and the Captive. The operations of SYB and the Captive are fully reflected in the consolidated financial statements of Bancorp. Accordingly, references to “Bancorp” in this document may encompass both the holding company and its subsidiaries, but it should be noted that the business of the Captive is immaterial to the overall results of operations and financial condition of Bancorp.

SYB, chartered in 1904, is a state-chartered non-member financial institution that provides services in Louisville, central, eastern and northern Kentucky, as well as the Indianapolis, Indiana and Cincinnati, Ohio MSAs through 63 full service banking center locations. The Bank is registered with, and subject to supervision, regulation and examination by the FDIC and the Kentucky Department of Financial Institutions.

The Captive, a wholly owned subsidiary of the Company, is a Nevada-based captive insurance company that provides insurance against certain risks unique to operations of the Company and its subsidiaries for which insurance may not be currently available or economically feasible in today’s insurance marketplace. The Captive pools resources with several other similar insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves. The Captive is subject to regulations of the State of Nevada and undergoes periodic examinations by the Nevada Division of Insurance. It has elected to be taxed under Section 831(b) of the Internal Revenue Code. Pursuant to Section 831(b), if gross premiums do not exceed $2,400,000, then the Captive is taxable solely on its investment income. The Captive is included in the Company’s consolidated financial statements and its federal income tax return.

On May 31, 2021, Bancorp completed its acquisition of Kentucky Bancshares, Inc. and its wholly owned subsidiary, Kentucky Bank, collectively defined as “KB,” a commercial bank and trust company operating 19 branches throughout central and eastern Kentucky with $1.27 billion in assets, $755 million in loans (including PPP), $396 million in AFS debt securities and $1.04 billion in deposits at the time of acquisition. Kentucky Bancshares, Inc. was also the holding company for the insurance captive described above, which Bancorp acquired and retained. Bancorp acquired all outstanding common stock of Kentucky Bancshares, Inc. in a combined stock and cash transaction that resulted in total consideration paid to Kentucky Bancshares, Inc. shareholders of $233 million.

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

Under the terms of the Agreement, the Company will acquire all outstanding common stock in a combined stock and cash transaction, resulting in total consideration to Commonwealth’s shareholders of approximately $171 million based on estimates as of February 17, 2022. Bancorp will fund the cash payment portion of the acquisition through existing resources on-hand.

Bancorp has received all required regulatory approvals to complete the acquisition and the acquisition is expected to close on or around March 7, 2022, subject to satisfaction or waiver of remaining closing conditions.  As of December 31, 2021, Commonwealth reported approximately $1.31 billion in assets, $680 million in loans, $1.16 billion in deposits and $88 million in tangible common equity. Commonwealth also maintains a Wealth Management and Trust Department with total assets under management of $2.73 billion at December 31, 2021. The combined franchise will have 78 branches at acquisition date and anticipates serving customers through a branch network of 73 locations, as Bancorp has notified regulators of its intent to close five locations as part of the merger. The combined franchise will have total assets of approximately $8.0 billion, $4.85 billion in gross loans, $6.95 billion in deposits and $7.53 billion in trust assets under management. The acquisition would make SYB the largest bank chartered in the state of Kentucky and would also create the largest bank-owned Trust company in the state.

General Business Overview

As is the case with most banks, our primary revenue sources are net interest income and fee income from various financial services provided to customers. Net interest income is the difference between interest income earned on loans, investment securities and other interest earning assets less interest expense on deposit accounts and other interest bearing liabilities. Loan volume and interest rates earned on those loans are critical to overall profitability. Similarly, deposit volume is crucial to funding loans and rates paid on deposits directly impact profitability. New business volume is influenced by economic factors including market interest rates, business spending, consumer confidence and competitive conditions within the marketplace, as well as Bancorp’s strong sales focus. Net interest income accounted for 72% of our total revenues, defined as net interest income plus non-interest income, for the years ended December 31, 2021, 2020 and 2019, respectively.

Fee income, or non-interest income, is a significant component of our business. Non-interest income represented 28% of total revenues for the years ended December 31, 2021, 2020 and 2019, demonstrating the value of the diversified revenue streams created by our broad product offerings in addition to income provided by the principal banking activities described above. Our non-interest income is driven by WM&T activities, deposit service charges, debit and credit card services, treasury management services, mortgage banking services, brokerage services and other ancillary activities of the Bank. WM&T revenue, which is our largest source of non-interest income, constituted 42%, 45% and 46% of total non-interest income for the years ended December 31, 2021, 2020 and 2019, respectively. Despite continued growth in WM&T income, the decline in the percentage of non-interest income attributed to WM&T is due to the significant growth of other non-interest revenue streams through both organic business development and acquisition, as Bancorp continues to prioritize the pursuit and growth of diversified revenue streams.

Bancorp is divided into two reportable segments: Commercial Banking and WM&T:

Commercial Banking provides a full range of loan and deposit products to individual consumers and businesses in all its markets through retail lending, mortgage banking, deposit services, online banking, mobile banking, private banking, commercial lending, commercial real estate lending, leasing, treasury management services, merchant services, international banking, correspondent banking and other banking services. The Bank also offers securities brokerage services via its banking center network through an arrangement with a third party broker-dealer in the Commercial Banking segment.

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

Our Business Strategy

Our strategy focuses on building strong relationships with our customers, employees and communities, while maintaining disciplined underwriting standards and a commitment to operational efficiency. By leveraging our comprehensive suite of products and services, we strive to continue expanding our footprint in our home market of Louisville, Kentucky while also cultivating attractive growth opportunities in our other markets of central, eastern and northern Kentucky, Indianapolis, Indiana and Cincinnati, Ohio, and opportunistically pursuing acquisitions.

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

Our commitment to our customers and the communities we serve has been exhibited throughout the COVID-19 pandemic. Our participation in the SBA’s PPP, our payment deferral and loan modification efforts, and other proactive assistance we have provided during the pandemic has not only deepened existing relationships, but created new relationships that have provided meaningful opportunities for growth. This relationship-based, community-focused approach has been the cornerstone of our success and remains the central tenant of our overall strategy.

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

The completion of our acquisition of Kentucky Bancshares during the second quarter of 2021 expanded our footprint into central and eastern Kentucky, providing broader product offerings, increased lending capabilities and a larger branch delivery system to our new customers in these markets. Further, the larger organization provides solid growth opportunities and a platform for future expansion.

Our pending acquisition of Commonwealth Bancshares will build upon our market share in our home market of Louisville, Kentucky, while also expanding our presence in neighboring Shelby County, Kentucky as well as northern Kentucky, providing a natural geographic connection between Louisville and the newly entered central and eastern Kentucky markets noted above. Additionally, the acquisition significantly bolsters our wealth management capabilities and will create the largest bank-owned trust company in the state of Kentucky.

Continue to manage costs and improve efficiency – We believe that conservative cost management and a focus on operational efficiency is critical to our success. We continuously manage our cost structure and refine our internal processes and technology to create further efficiencies with the goal of enhancing our earnings. Our efficiency ratio (FTE) for the years ended December 31, 2021, 2020 and 2019 was 59.94%, 54.06% and 56.07%, respectively, the spike for the most recent year being attributed to merger-related expenses. Excluding one-time merger-related expenses and the amortization of investments in tax credit partnerships, our non-GAAP efficiency ratio (FTE) for the years ended December 31, 2021, 2020 and 2019 was 51.77%, 52.42% and 54.70%. See the section titled “Non-GAAP Financial Measures” for reconcilement of non-GAAP to GAAP measures.

Human Capital Resources

Attracting and retaining talented employees is key to our ability to execute our strategy and compete effectively. Bancorp values the unique combination of talents and experiences each employee contributes towards our success and strives to provide an environment that promotes the personal well-being and career development of our employees. We are proud to be an Equal Opportunity Employer and enforce those values throughout the organization. We prohibit discrimination in hiring or advancement against any individual on the basis of race, color, religion, gender, sex, national origin, age, marital status, pregnancy, mental disability, genetics, veteran status, sexual orientation, or any other characteristic protected by applicable law.

At December 31, 2021, the Bank had 820 full-time equivalent employees. Approximately 66% of Bancorp’s employees are located in the Louisville, Kentucky market, while 22%, 6% and 6% are located the Central Kentucky, Cincinnati, Ohio and Indianapolis, Indiana markets, respectively. None of Bancorp’s employees are subject to a collective bargaining agreement and Bancorp has never experienced a work stoppage. Management of Bancorp strives to be an employer of choice and considers the relationship with employees to be good. Employees of the Bank are entitled to participate in a variety of employee benefit programs, including a defined contribution and stock ownership plan.

The safety, health and wellness of our employees is a top priority. The COVID-19 pandemic has presented a unique challenge with regard to maintaining employee safety while continuing successful operations. In tandem with the declaration of the global pandemic, Bancorp invoked its Board of Director-approved pandemic plan, which included timely communication to employees, implementing remote work arrangements as necessary, separating individual departments, operating select branch lobbies by appointment only, fully staffing all branch drive-thru lanes and actively promoting social distancing in all aspects of business. Bancorp has not made, and at this time does not expect to make, any material staffing or compensation changes as a result of the pandemic.

Executive Officers

Name and Age	Position and Offices with
of Executive Officer	Bancorp and/or the Bank
James A. Hillebrand	Chairman and CEO of Bancorp and SYB
Age 53

Philip S. Poindexter	President of Bancorp and SYB
Age 55

Kathy C. Thompson	Senior EVP and Director of WM&T Division of SYB; Director of Bancorp and SYB
Age 60

T. Clay Stinnett	EVP, Treasurer and CFO of Bancorp and SYB
Age 48

William M. Dishman III	EVP and Chief Risk Officer of SYB
Age 58

Michael J. Croce	EVP and Director of Retail Banking of SYB
Age 52

Michael V. Rehm	EVP and Chief Lending Officer of SYB
Age 57

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
●

Increases to FDIC deposit coverage, revised calculations for assessing bank premiums, and numerous other provisions affecting financial institution regulation, oversight of certain non-banking organizations, and improved depositor protection.

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

Additionally, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, Bancorp and the Bank must hold a 2.5% capital conservation buffer composed of Common Equity Tier 1 Risk-Based Capital above the minimum risk-based capital requirements for the Common Equity Tier 1 Risk-Based Capital ratio, Tier 1 Risk-Based Capital ratio and Total Risk-Based Capital ratio necessary to be considered adequately-capitalized. December 31, 2021, the adequately-capitalized minimums, including the capital conservation buffer, were a 6.0% Common Equity Tier 1 Risk-Based Capital ratio, 8.5% Tier 1 Risk-Based Capital ratio and 10.5% Total Risk-Based Capital ratio.

As of December 31, 2021, Bancorp exceeded the requirements to be considered well-capitalized and those required to avoid limitations associated with the capital conservation buffer.

Under regulatory guidance applicable to all banking organizations, incentive compensation policies must be consistent with safety and soundness principles. Under this guidance, financial institutions must review their compensation programs to ensure that they: (i) provide employees with incentives that appropriately balance risk and reward and that do not encourage imprudent risk, (ii) are compatible with effective controls and risk management, and (iii) are supported by strong corporate governance, including active and effective oversight by the banking organization’s board of directors. Monitoring methods and processes used by a banking organization should be commensurate with the size and complexity of the organization and its use of incentive compensation.

During 2016, as required by the Dodd-Frank Act, the federal bank regulatory agencies and the SEC proposed revised rules on incentive-based payment arrangements at specified regulated entities having at least $1 billion of total assets. These proposed rules have not been finalized.

The federal banking agencies and state regulators have been increasingly active in implementing privacy and cybersecurity standards and regulations. In February 2018, the SEC published interpretive guidance to assist public companies in preparing disclosures about cybersecurity risks and incidents. These SEC guidelines, and any other regulatory guidance, are in addition to notification and disclosure requirements under state and federal banking laws and regulations.

In November 2021, the federal banking agencies adopted a rule regarding notification requirements for banking organizations related to significant computer security incidents. Under the final rule, a bank holding company and state member bank are required to notify the Federal Reserve within 36 hours of incidents that have materially disrupted or degraded, or are reasonably likely to materially disrupt or degrade, the banking organization’s ability to deliver services to a material portion of its customer base, jeopardize the viability of key operations of the banking organization, or impact the stability of the financial sector. The rule is effective April 1, 2022, with compliance required by May 1, 2022.

We expect federal banking agencies and state regulators to continue focusing on information technology and cybersecurity are we are continually monitoring regulatory developments and the impact they may have on Bancorp.

Website Access to Reports

Bancorp files reports with the SEC including the Annual Report on Form 10-K, quarterly reports on Form 10-Q, current event reports on Form 8-K, and proxy statements, as well as any amendments to those reports. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Bancorp’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are also accessible at no cost on Bancorp’s web site at http://www.syb.com after they are electronically filed with, or furnished to, the SEC.

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

Many factors affect fluctuation of market interest rates, including, but not limited to the following:

●	the FRB’s actions to control interest rates
●	inflation or deflation
●	recession
●	changes in unemployment
●	changes in the money supply
●	local, regional, national or international disorder and instability in financial markets

Market expectations are for the FRB to raise rates multiple times in 2022, as the economy attempts to exit a pandemic-era interest rate environment that saw the FFTR fall to a range of 0% - 0.25% and Prime fall to 3.25%, where each have respectively remained since March of 2020. Given the current low level of rates and market expectations for FRB increases, the potential of a flattening yield curve presents asset-liability management challenges. Deposit rates tend to be tied to the short end of the rate curve, while fixed-rate loans are largely priced based upon longer term rates, typically five-year offerings. A flattening yield curve may increase our funding costs while limiting rates that can be earned on loans and investments, thereby decreasing our net interest income and earnings. Migration of deposits out of Bancorp, as customers pursue higher rates, could impact liquidity and earnings, as we compete for deposits. Changes in the mix of deposits could result in increased average rates paid on deposits, and lower earnings. Our asset-liability management strategy, which is designed to mitigate risk from changes in market interest rates, may not be able to prevent changes in interest rates from having a material adverse effect on our results of operations and financial condition.

The CECL accounting standard resulted in a significant change in how we recognize credit losses.

In June 2016, the FASB issued ASC, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaced the “incurred loss” model for recognizing credit losses with an “expected loss” model and was adopted by Bancorp effective January 1, 2020. Whereas the incurred loss model delayed recognition of loss on financial instruments until it was probable a loss had occurred, the expected loss model recognizes a loss at the time the loan is first added to the balance sheet. Adoption of the CECL model has materially affected the determination of the ACL on loans and has resulted in a significant increase to the ACL. Assumptions made by management and material changes in economic factors could significantly influence the ACL. Any material increase to the required level of loan loss allowance could adversely affect our business, financial condition, and results of operations.

If actual loan losses are greater than our assumption for loan losses, earnings could decrease.

Our loan customers may not repay their loans according to the terms of these loans, collateral securing payment of these loans may be insufficient to ensure repayment and the wealth of guarantors providing guarantees to support these loans may be inadequate to aid in the repayment of these loans. Accordingly, we might experience significant credit losses which could have a material adverse effect on operating results. We make various assumptions and judgments about the collectability of our loan portfolio, including creditworthiness of borrowers and value of collateral for repayment. In determining the adequacy of the ACL on loans, we consider, among other factors, an evaluation of economic conditions, future national unemployment projections and our historical loan loss experience. If our assumptions prove to be incorrect or economic problems are worse than projected, the current allowance may be insufficient to cover loan losses and adjustments may be necessary to allow for different economic conditions or adverse developments in the loan portfolio. Such additions to the allowance, if necessary, could have a material adverse impact on our financial results.

Federal and state regulators annually review our allowance and may require an adjustment in the ACL on loans. If regulatory agencies require any increase in the allowance for which we had not allocated, it would have a negative effect on our financial results.

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

Income from WM&T constitutes approximately 42% of non-interest income. Trust AUM are expressed in terms of market value, and a significant portion of fee income is based upon those values, which generally fluctuate consistent with overall capital markets.

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

Impairment of goodwill, other intangible assets or deferred tax assets could have an adverse impact on our financial condition and results of operations.

In accordance with GAAP, goodwill is not amortized but, instead, is subject to impairment on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. In the event that we conclude that all or a portion of our goodwill may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital. At December 31, 2021, Bancorp had goodwill of $136 million.

Bancorp’s intangible assets primarily relate to core deposits and customer relationships. Intangible assets with definite lives are amortized on an accelerated basis over their estimated life. Intangible assets, premises and equipment and other long-lived assets are tested for impairment whenever events or changes in circumstances indicated the carrying amount of the assets may not be recoverable from future undiscounted cash flows. In the event that we conclude that all or a portion of our intangible assets may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital. At December 31, 2021, Bancorp had intangible assets of $6 million.

In assessing the potential for realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Assessing the need for, or the sufficiency of, a valuation allowance requires management to evaluate all available evidence, both negative and positive, including whether future taxable income in sufficient amounts and character within the carryback and carryforward periods is available under tax law, including the use of tax planning strategies. We have concluded that, based on the level of positive evidence, it is more likely than not that at December 31, 2021 all deferred tax assets will be realized. At December 31, 2021, Bancorp had deferred tax assets totaling $24 million.

The impact of each of these impairment matters could have a material adverse effect on our business, results of operations and financial condition.

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

LIBOR is the reference rate used for many of our transactions, including our lending and borrowing, as well as the derivatives that we use to manage risk related to such transactions. LIBOR will cease to exist as a published rate after 2021. The discontinuation of LIBOR could have a significant impact on the financial markets and market participants. As of December 31, 2021, we had approximately $425 million in variable rate loans with interest rates tied to LIBOR. Our derivative activities based upon LIBOR include interest rate swap transactions with notional amounts totaling approximately $123 million.

The FRB, through the Alternative Reference Rate Committee, has recommended a replacement benchmark rate, the Secured Overnight Financing Rate. All loan and swap contracts will need to be managed effectively to ensure appropriate benchmark rate replacements are provided for and adopted.

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

Our mortgage banking line of business is highly dependent upon programs administered by the FNMA and FHLMC. Changes in existing U.S. government-sponsored mortgage programs or servicing eligibility standards could materially and adversely affect our business, financial position, results of operations and cash flows.

Our ability to generate revenue through mortgage loan sales to institutional investors depends to a significant degree on programs administered by the FNMA and FHLMC. These entities play powerful roles in the residential mortgage industry and as a result, we have significant business relationships with them. Our status as an approved seller and servicer with both entities is subject to compliance with their selling and servicing guidelines.

Any discontinuation of, or significant reduction or material change in, the operation of the FNMA and FHLMC, or any significant adverse change in the level of activity in the secondary mortgage market or the underwriting criteria of the FNMA or FHLMC would likely prevent us from originating and selling most, if not all, of our mortgage loan originations.

Changing industry trends related to consumer deposit relationships could have an adverse impact on our financial condition and results of operations.

Competitive factors surrounding the developing trend of financial institutions reducing or eliminating certain deposit account fees, particularly overdraft-related fees, presents a significant challenge to maintaining deposit-related non-interest income in the future and potentially threatens a revenue stream that has been in an industry-wide, regulation-driven decline for several years. Strategic decisions surrounding this trend may impact not only deposit-related income, but also deposit relationships in general, particularly for retail customers.

Any elimination of, or reduction or material change to, the fees we charge for certain deposit-related services could result in a significant decline of non-interest income. Failure to closely monitor, and appropriately adapt to, changes in industry practices and consumer behavior could have an adverse impact on our performance.

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

We are dependent on large commercial deposit relationships as a primary funding source. Approximately 51% of our total deposits are centralized in accounts with balances $500,000 or greater. We categorize these deposits as core funds, as they represent long-standing, full-service relationships and are a testament to our commitment to partner with business customers by providing exemplary service and competitive products. A sudden shift in customer behavior within these deposits resulting in balances being reduced or exiting Bancorp altogether could impact our ability to capitalize on growth opportunities and meet current obligations. We have secondary funding sources to draw upon as needed, but the cost of those funds would be higher than typical deposit accounts, which would negatively impact our financial condition and results of operations.

We have experienced record levels of liquidity over the past year, which is expected to continue in 2022 and possibly beyond. Should loan demand not meet desired levels, excess liquidity must be invested in an effort to maximize return. The risks associated with such investment include the inability to find alternative options suitable to our risk profile, investing in alternatives that adversely impact our financial condition and results of operations, and liquidity risk associated with any specific investment. Further, holding elevated levels of liquidity can have a significant impact on our NIM and result in additional margin compression.

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

The Tax Cuts and Jobs Act, which was enacted in December 2017, reduced the federal tax rate for corporations from 35% to 21%. While this legislation resulted in a one-time charge to earnings associated with the revaluation of Bancorp’s DTAs at the date of enactment, it has since had a positive impact on earnings as federal income tax expense has been reduced. With the Biden Administration taking office in 2021, it is increasingly likely that the federal tax rate for corporations could be increased in the future. The potential enactment of such legislation, or changes in the interpretation of existing tax law, including provisions impacting tax rates, apportionment, consolidation or combination, income, expense, credits and exemptions may have a material adverse effect on our business, financial condition and results of operations.

Changes to state tax laws and regulations that go into effect in the future may have a negative impact on our financial condition and results of operations. In March 2019, the Kentucky Legislature passed HB354 requiring financial institutions to transition from a capital based franchise tax to the Kentucky corporate income tax beginning in 2021. The Kentucky corporate income tax is now assessed at 5% of Kentucky taxable income and is included as a component of current and deferred state income tax expense.

Transactions between Bancorp and its insurance subsidiary, the Captive, may be subject to certain IRS responsibilities and penalties.

The Captive, a wholly owned subsidiary of the Company, is a Nevada-based captive insurance company that provides insurance against certain risks unique to operations of the Company and its subsidiaries for which insurance may not be currently available or economically feasible in today’s insurance marketplace. The Treasury Department of the United States and the IRS by way of Notice 2016-66 have stated that transactions believed to be similar in nature to transactions between Bancorp and the Captive may be deemed “transactions of interest” because such transactions may have potential for tax avoidance or evasion. If the IRS ultimately concludes such transactions do create tax avoidance or evasion issues, the Company could be subject to the payment of penalties and interest.

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

Increasing scrutiny and evolving expectations from regulators, investors and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.

Companies are facing increasing scrutiny from regulators, investors and other stakeholders related to their environmental, social and governance (ESG) practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights. Increased ESG-related compliance costs could result in increases to our overall operational costs. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence and disclosure. Additionally, concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts to mitigate those impacts. Failure to adapt or comply with related legislation, regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, financial condition and results of operations.

Item 1B.         Unresolved Staff Comments.

None.

Item 2.         Properties.

The principal offices of Bancorp are located at 1040 East Main Street, Louisville, Kentucky, a complex that also serves as the Bank’s main branch. Bancorp’s operations center is at a separate location in Louisville. At December 31, 2021, in addition to the main office complex and the operations center, Bancorp owned 44 branches, seven of which are located on leased land. At that date, Bancorp also leased 18 branches, including its WM&T facility. Of the 63 banking locations, 33 are located in our home market of Louisville, while 19, six and five are located in our Central Kentucky, Cincinnati and Indianapolis markets, respectively.

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

Item 4.         Mine Safety Disclosures.

NA

PART II

Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Bancorp’s common stock is traded on the NASDAQ under the ticker symbol SYBT. On December 31, 2021, Bancorp had approximately 2,000 shareholders of record, and approximately 11,900 beneficial owners holding shares in nominee or “street” name.

The following table shows information relating to the repurchase of shares of common stock by Bancorp during the three months ended December 31, 2021.

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Average price paid per share	Maximum number of shares that may yet be purchased under the plans or programs

October 1 - October 31	460	$62.47	460	$62.47
November 1 - November 30	9,508	64.24	9,508	64.24
December 1 - December 31	620	62.27	620	62.27
Total	10,588	$64.04	10,588	$64.04	741,196

(1)	Shares repurchased during the three-month period ended December 31, 2021 represent shares withheld to pay taxes due.

Effective May 22, 2019, Bancorp’s Board of Directors approved a share repurchase program authorizing the repurchase of 1 million shares, or approximately 4% of Bancorp’s total common shares outstanding at the time. Stock repurchases are expected to be made from time to time on the open market or in privately negotiated transactions, subject to applicable securities laws. The plan, which was extended in May 2021 and will expire in May 2023 unless otherwise extended or completed at an earlier date, does not obligate the Company to repurchase any specific dollar amount or number of shares prior to the plan’s expiration. No shares were repurchased in 2020, nor in 2021. Management does not intend to resume repurchasing in the near-term. Approximately 741,000 shares remain eligible for repurchase.

There were no equity securities of the registrant sold without registration during the quarter covered by this report.

On February 15, 2022, the Board of Directors declared a quarterly cash dividend of $0.28 per common share.

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

The first graph compares performance of Bancorp’s Common Stock to the Russell 2000 Index, the SNL Midwest Bank Index, and the SNL Bank NASDAQ Index for the last five fiscal years. The graph assumes the value of the investment in Bancorp’s Common Stock and in each index was $100 at December 31, 2016 and that all dividends were reinvested.

In addition to the five-year period presented, the ten-year period is presented because it provides additional perspective, and Bancorp management believes that longer-term performance is of interest. The ten-year graph assumes the value of the investment in Bancorp’s Common Stock and in each index was $100 at December 31, 2011 and that all dividends were reinvested.

		Period Ending
Index	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
Stock Yards Bancorp, Inc.	$100.00	$82.04	$73.37	$94.44	$96.01	$154.54
Russell 2000 Index	100.00	114.65	102.02	128.06	153.62	176.39
S&P U.S. BMI Banks - Midwest Region Index	100.00	107.46	91.76	119.38	102.64	135.60
KBW NASDAQ Bank Index	100.00	118.59	97.58	132.84	119.14	164.80

	Period Ending
Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
Stock Yards Bancorp, Inc.	$100.00	$113.00	$166.01	$178.52	$207.87	$396.34	$325.15	$290.79	$374.31	$380.54	$612.51
Russell 2000 Index	100.00	116.35	161.52	169.43	161.95	196.45	225.23	200.42	251.58	301.80	346.52
S&P U.S. BMI Banks - Midwest Region Index	100.00	120.36	164.78	179.14	181.86	242.99	261.11	222.97	290.09	249.40	329.50
KBW NASDAQ Bank Index	100.00	132.91	183.08	200.24	201.22	258.59	306.67	252.34	343.51	308.08	426.17

Item 6.         [RESERVED]

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

Bancorp is a FHC headquartered in Louisville, Kentucky. Established in 1904, SYB is a state-chartered non-member financial institution that provides services in Louisville, central, eastern and northern Kentucky, as well as the Indianapolis, Indiana and Cincinnati, Ohio metropolitan markets through 63 full-service banking center locations. The Captive is a Nevada-based, wholly-owned insurance subsidiary of the Company, which was retained in conjunction with the KB acquisition and provides insurance coverage not currently provided by Bancorp’s commercial policies to Bancorp and SYB, as well as a group of third-party insurance captives.

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

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements to be materially different from future results, performance, or achievements expressed or implied by the statement. These statements are often, but not always, made through the use of words or phrases such as “aim,” “anticipate,” “believe,” “can,” “conclude,” “continue,” “could,” “estimate,” “expect,” “foresee,” “goal,” “intend,” “likely,” “may,” “might,” “outlook,” “possible,” “plan,” “predict,” “project,” “potential,” “seek,” “should,” “target,” “will,” “would,” or other similar expressions. These forward-looking statements are not historical facts and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Forward-looking statements detail management’s expectations regarding the future and are based on information known to management only as of the date the statements are made and management undertakes no obligation to update forward-looking statements to reflect events or circumstances that occur after the date forward-looking statements are made, except as required by applicable law.

There is no assurance that any list of risks and uncertainties or risk factors is complete. Factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements include, among other things:

●

impact of the COVID-19 pandemic on Bancorp’s business, including the impact of the actions taken by governmental authorities to try and contain the pandemic or address the impact of the pandemic on the U.S. economy (including, without limitation, various relief efforts), and the resulting effect of all such items on our operations, liquidity and capital position, and on the financial condition of Bancorp’s borrowers and other customers;

●	changes in, or forecasts of, future political and economic conditions, inflation and efforts to control it;

●	accuracy of assumptions and estimates used in establishing the ACL on loans, ACL for off-balance sheet credit exposures and other estimates;

●	impairment of investment securities, goodwill, MSRs, other intangible assets or DTAs;

●	ability to effectively navigate an economic slowdown or other economic or market disruptions;

●	changes in laws and regulations or the interpretation thereof;

●	changes in fiscal, monetary, and/or regulatory policies;

●	changes in tax polices including but not limited to changes in federal and state statutory rates;

●	behavior of securities and capital markets, including changes in interest rates, market volatility and liquidity;

●	ability to effectively manage capital and liquidity;

●	long-term and short-term interest rate fluctuations, as well as the shape of the U.S. Treasury yield curve;

●	the magnitude and frequency of changes to the FFTR implemented by the Federal Open Market Committee of the FRB;

●	competitive product and pricing pressures;

●	projections of revenue, expenses, capital expenditures, losses, EPS, dividends, capital structure, etc.;

●	descriptions of plans or objectives for future operations, products, or services;

●	integration of acquired financial institutions, businesses or future acquisitions;

●	changes in the credit quality of Bancorp’s customers and counterparties, deteriorating asset quality and charge-off levels;

●	changes in technology instituted by Bancorp, its counterparties or competitors;

●	changes to or the effectiveness of Bancorp’s overall internal control environment;

●	adequacy of Bancorp’s risk management framework, disclosure controls and procedures and internal control over financial reporting;

●	changes in applicable accounting standards, including the introduction of new accounting standards;

●	changes in investor sentiment or behavior;

●	changes in consumer/business spending or savings behavior;

●	ability to appropriately address social, environmental and sustainability concerns that may arise from business activities;

●

occurrence of natural or man-made disasters or calamities, including health emergencies, the spread of infectious diseases, pandemics or outbreaks of hostilities, and Bancorp’s ability to deal effectively with disruptions caused by the foregoing;

●	ability to maintain the security of its financial, accounting, technology, data processing and other operational systems and facilities;

●	ability to withstand disruptions that may be caused by any failure of its operational systems or those of third parties;

●	ability to effectively defend itself against cyberattacks or other attempts by unauthorized parties to access information of Bancorp, its vendors or its customers or to disrupt systems; and

●	other risks and uncertainties reported from time-to-time in Bancorp’s filings with the SEC, including Part I Item 1A “Risk Factors.”.

Bancorp executed a definitive Agreement and Plan of Merger (“agreement”), dated as of August 3, 2021, to acquire Commonwealth Bancshares, Inc. and its subsidiary Commonwealth Bank & Trust Company (collectively referred to as “Commonwealth”). This document contains statements regarding the proposed acquisition transaction that are not statements of historical fact and are considered forward-looking statements within the criteria described above. These statements are likewise subject to various risks and uncertainties that may cause actual results and outcomes of the proposed transaction to differ, possibly materially, from the anticipated results or outcomes expressed or implied in these forward-looking statements. In addition to factors disclosed in reports filed by Bancorp with the SEC, risks and uncertainties for Bancorp, Commonwealth and the combined company include, but are not limited to: the possibility that some or all of the anticipated benefits of the proposed merger will not be realized or will not be realized within the expected time period; the risk that integration of Commonwealth’s operations with those of Bancorp will be materially delayed or will be more costly or difficult than expected; the parties’ inability to meet expectations regarding the timing, completion and accounting and tax treatments of the merger; the failure to satisfy the conditions to completion of the merger; the failure of the proposed transaction to close for any other reason, including, without limitation, the occurrence of any event, change or other circumstance that could give rise to the right of either party or both parties to the definitive agreement to terminate the agreement; diversion of management's attention from ongoing business operations and opportunities due to the merger; the challenges of integrating and retaining key employees; the effect of the announcement of the merger on Bancorp’s, Commonwealth’s or the combined company’s respective customer and employee relationships and operating results; the possibility that the merger may be more expensive to complete than anticipated, including as a result of unexpected factors or events; dilution caused by Bancorp’s issuance of additional shares of common stock in connection with the merger; the magnitude and duration of the COVID-19 pandemic and its impact on the global economy and financial market conditions and the business, results of operations and financial condition of Bancorp, Commonwealth and the combined company; and general competitive, economic, political and market conditions and fluctuations.

Pending Acquisition of Commonwealth Bancshares, Inc. and its Subsidiary Commonwealth Bank & Trust Company

Effective August 3, 2021, Bancorp executed a definitive agreement, pursuant to which Bancorp will acquire all of the outstanding common stock of privately-owned Commonwealth Bancshares, Inc., which operates 15 retail branches, including nine in Jefferson County, four in Shelby county and two in Northern Kentucky.

Under the terms of the Agreement, the Company will acquire all outstanding common stock in a combined stock and cash transaction, resulting in total consideration to Commonwealth’s shareholders of approximately $171 million based on estimates as of February 17, 2022. Bancorp will fund the cash payment portion of the acquisition through existing resources on-hand.

Bancorp has received all required regulatory approvals to complete the acquisition and the acquisition is expected to close on or around March 7, 2022, subject to satisfaction or waiver of remaining closing conditions. As of December 31, 2021, Commonwealth reported approximately $1.31 billion in assets, $680 million in loans, $1.16 billion in deposits and $88 million in tangible common equity. Commonwealth also maintains a Wealth Management and Trust Department with total assets under management of $2.73 billion at December 31, 2021. The combined franchise will have 78 branches at acquisition date and anticipates serving customers through a branch network of 73 locations, as Bancorp has notified regulators of its intent to close five locations as part of the merger. The combined franchise will have total assets of approximately $8.0 billion, $4.85 billion in gross loans, $6.95 billion in deposits and $7.53 billion in trust assets under management.

Completed Acquisition of Kentucky Bancshares, Inc.

On May 31, 2021, Bancorp completed its acquisition of Kentucky Bancshares, Inc. and its wholly owned subsidiary, Kentucky Bank, collectively defined as “KB,” a commercial bank and trust company operating 19 branches throughout central and eastern Kentucky with $1.27 billion in assets, $755 million in loans (including PPP), $396 million in AFS debt securities and $1.04 billion in deposits at the time of acquisition. Kentucky Bancshares, Inc. was also the holding company for an insurance captive, which Bancorp acquired and retained. Bancorp acquired all outstanding common stock of Kentucky Bancshares, Inc. in a combined stock and cash transaction that resulted in total consideration paid to Kentucky Bancshares, Inc. shareholders of $233 million.

Bancorp recorded goodwill of $123 million and incurred pre-tax merger related expenses totaling $18.1 million for the year ended December 31, 2021 as a result of the KB acquisition.

The acquisition of KB had a significant impact on the ACL and credit loss provisioning for the year ended December 31, 2021. In total, acquisition-related activity served to increase the ACL by $14.2 million for the year ended December 31, 2021. This increase consisted of $6.8 million attributed to the acquired PCD loan portfolio, with the corresponding offset recorded to goodwill (as opposed to provision for credit loss expense), and $7.4 million attributed to the acquired non-PCD portfolio, which represented the acquisition-related provision expense for the year ended December 31, 2021.

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

Critical accounting policies are those that management believes are the most important to the portrayal of Bancorp’s financial condition and operating results and require management to make estimates that are difficult, subjective and complex. Most accounting policies are not considered by management to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical in the preparation of the financial statements. These factors include, among other things, whether the estimates have a significant impact on the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including independent third parties or available pricing, sensitivity of the estimates to changes in economic conditions and whether alternative methods of accounting may be utilized under GAAP. Management has discussed each critical accounting policy and the methodology for the identification and determination of critical accounting policies with Bancorp’s Audit Committee. Effective January 1, 2021 through December 31, 2021, the significant accounting policies considered the most critical in preparing Bancorp’s consolidated financial statements are the determination of the ACL on loans and Goodwill.

Allowance for Credit Losses on Loans and Provision for Credit Losses

On January 1, 2020, Bancorp adopted ASC 326 “Financial Instruments – Credit Losses,” which created material changes to Bancorp’s critical accounting policy that existed at December 31, 2019.

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

With the adoption of CECL, provision expense may be more volatile due to changes in the CECL model assumptions of credit quality, macroeconomic factors and conditions, and loan composition. The pandemic has had a material impact on Bancorp’s quarterly ACL calculations. While Bancorp has not yet experienced credit quality issues resulting in charge-offs related to the pandemic, ACL calculations and resulting credit loss expense is significantly impacted by changes in forecasted economic conditions, which were generally volatile for the years ended December 31, 2020 and 2021, respectively. Should the forecast for economic conditions worsen, Bancorp could experience further increases in its required ACL and record additional credit loss expense.

Goodwill

Goodwill resulting from business combinations represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill resulting from business combinations is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interests in the acquire, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. Events that may trigger goodwill impairment include deterioration in economic conditions, a decline in market-dependent multiples or metrics (i.e. stock price falling below tangible book value), negative trends in overall financial performance and regulatory action.

Bancorp has selected September 30 as the date to perform the annual impairment test. Goodwill is the only intangible asset with an indefinite life on Bancorp’s consolidated balance sheets. No impairment to Goodwill was indicated based on Bancorp’s annual testing for 2021.

At December 31, 2021, Bancorp had $136 million in goodwill recorded on its balance sheet, consisting primarily of $123 million recorded in association with the acquisition of KB. As permitted under GAAP, management has up to 12 months following the date of acquisition to finalize the fair values of the acquired assets and assumed liabilities related to the KB acquisition. During this measurement period, Bancorp may record subsequent adjustments to goodwill for provisional amounts recorded at the acquisition date. Further, additional goodwill is expected to be recorded in association with the pending Commonwealth acquisition in 2022, which will increase the amount of goodwill on Bancorp’s balance sheet significantly.

Business Segment Overview

Bancorp is divided into two reportable segments: Commercial Banking and WM&T:

Commercial Banking provides a full range of loan and deposit products to individual consumers and businesses in all its markets through retail lending, mortgage banking, deposit services, online banking, mobile banking, private banking, commercial lending, commercial real estate lending, leasing, treasury management services, merchant services, international banking, correspondent banking and other banking services. The Bank also offers securities brokerage services via its banking center network through an arrangement with a third party broker-dealer in the Commercial Banking segment.

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

Overview – Impact of the COVID-19 Pandemic on Financial Condition and Results of Operations

The COVID-19 pandemic in the U.S. and efforts to contain both the virus and the related economic fallout have had a complex and significant impact on the economy, the banking industry and Bancorp. While the distribution of vaccinations, easing of restrictions on public commerce and business activities, and stabilizing unemployment levels have been positive developments over the past several months, the pandemic’s effects on local, national and global economic activity may continue to weigh on Bancorp’s financial condition and results of operations in 2022.

Bancorp’s financial condition and results of operations for the year ended December 31, 2021 were significantly impacted by the following pandemic-related factors, among others:

●	Overall excess balance sheet liquidity

●	The sustained low interest rate environment and related NIM compression

●	Significant participation in the SBA’s PPP, which concluded on May 31, 2021

●	The FRB’s Seasonally Adjusted National Civilian Unemployment Rate forecast and the resulting impact to the ACL on loans and off balance sheet credit exposures

The FRB’s decision to lower the FFTR 150 bps in March of 2020 in response to the then-developing pandemic decreased the FFTR to a range of 0%-0.25% and Prime to 3.25%, where both remained as of December 31, 2020 and 2021. Consistent with the rate drops, key benchmark rates, such as the five-year treasury rate and one-month LIBOR, declined dramatically. While the interest rate environment has improved in recent quarters, key rates remain well below pre-pandemic levels.

Bancorp’s participation in the PPP resulted in approximately 5,500 PPP loan originations totaling $918 million ($887 million net of unearned deferred fees and costs) since the program’s inception as part of the CARES Act, which was signed into law in March 2020. While the first round of PPP expired in August 2020, legislative action created a second round of funding for the program and subsequently extended the program to May 31, 2021.

As part of the first round of the PPP, Bancorp originated over 3,400 PPP loans totaling $657 million ($637 million net of unearned deferred fees and costs). As of December, 2021, 98% of the dollars originated in the first round have been forgiven. Further, approximately 99% of the $19.6 million in net fees received for this round have been recognized life to date. As these borrowers were required to begin making payments in July, accelerated forgiveness activity was experienced during the third and fourth quarters of 2021. Remaining round one originations are expected to be forgiven in the coming months.

As part of the second round of the PPP, Bancorp originated over 2,100 PPP loans totaling $261 million ($250 million net of unearned deferred fees and costs). As of December 31, 2021, 49% of the dollars originated in the second round have been forgiven and 61% of the $11.4 million in net fees received for this round were recognized in 2021. As these borrowers are not required to make payments for 16 months, Bancorp expects a significant portion of these borrowers will seek forgiveness in early to mid-2022 in connection with their tax return preparation.

As of December 31, 2021, outstanding PPP loans originated by KB and acquired by Bancorp totaled $6 million.

Interest and fee income earned on the PPP portfolio totaled $22.0 million and $13.6 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, Bancorp had $4.6 million of net unearned deferred fees related to the PPP that have yet to be recognized and as a result, PPP loan forgiveness will continue to have an impact on operating results for the first part of 2022.

As a result of the PPP originations, forgiveness activity, record deposit levels and historically low interest rates, excess liquidity has created NIM compression, as well as challenges associated with deploying idle cash. Bancorp made substantial investments in the AFS debt securities portfolio during the year in an effort to deploy excess liquidity, purchasing $505 million in AFS debt securities (excluding those added through the KB acquisition) in 2021.

The ACL on loans (excluding acquisition related activity) decreased $5 million between December 31, 2020 and December 31, 2021, a stark contrast from the large reserve build recorded between December 31, 2019 and December 31, 2020, which included a $15 million increase that was separate and subsequent to the increases recorded effective January 1, 2020 in relation to the initial adoption of CECL. The pandemic had a material impact on ACL calculations in 2020 and 2021, as provisioning surged amidst changes in forecasted economic conditions, especially the FRB’s Seasonally Adjusted National Civilian Unemployment Rate. After peaking towards the middle of 2020, unemployment forecasts have steadily improved, as have other underlying CECL model factors, resulting in a reduction of the provision for credit losses recorded in each quarter of 2021.

While separate from the ACL on loans and recorded in other liabilities on the consolidated balance sheets, the ACL for off balance sheet credit exposures also experienced a decrease between December 31, 2020 and December 31, 2021. A net benefit of $2.2 million was recorded to provision for credit losses for off balance sheet exposures in 2021, as loss factors associated within the calculation improved and line of credit utilization continued to increase, while remaining below pre-pandemic levels. Partially offsetting this decrease was a $250,000 increase to the ACL for off balance sheet credit exposures recorded during the second quarter, in relation to the KB acquisition, which had no impact on earnings. The ACL for off balance sheet credit exposures stood at $3.5 million as of December 31, 2021 compared to $5.4 million as of December 31, 2020.

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

Overview – Operating Results (FTE)

The following table presents an overview Bancorp’s financial performance for the years ended December 31, 2021, 2020 and 2019:

Years Ended December 31,				Variance
(dollars in thousands, except per share data)	2021	2020	2019	2021 / 2020		2020 / 2019

Net income	$74,645	$58,869	$66,067	27%		(11)%
Diluted earnings per share	$2.97	$2.59	$2.89	15%		(10)%
ROA	1.33%	1.40%	1.90%	(7	)bps	(50	)bps
ROE	13.02%	14.01%	17.09%	(99	)bps	(308	)bps

Additional discussion follows under the section titled “Results of Operations.”

General highlights for the year ended December 31, 2021 compared to December 31, 2020:

●

Bancorp completed its acquisition of KB during the second quarter of 2021. At the time of acquisition, KB had $1.27 billion in assets, $755 million in loans (including PPP), $396 million in AFS debt securities and $1.04 billion in deposits.

o

The year ended December 31, 2021 included seven months of activity associated with the KB acquisition, which contributed approximately $20.0 million in net interest income, $7.0 million in non-interest income and $15.3 million in non-interest expense (excluding one-time merger related expenses). In addition, one-time merger related expenses totaling $18.1 million and credit loss expense on the acquired loan portfolio of $7.4 million were recorded for the year ended December 31, 2021.

●	In 2021, Bancorp set the following financial records:
o	Total revenue, comprising net interest income FTE and non-interest income, of $237.4 million, shattering the previous record of $188.0 million in 2020
o

Record loan production (excluding PPP), which drove $291 million of legacy portfolio growth and, combined with expansion into the Central Kentucky market, led to record total loans of $4.12 billion at December 31, 2021

o

Total deposit growth of $1.80 billion, surpassing the previous record of $855 million in 2020, $1.08 billion of which was added through expansion into the Central Kentucky market (entered into as a result of the KB acquisition)

o	WM&T AUM totaled $4.80 billion at December 31, 2021, with $949 million of growth during the year, approximately $250 million of which was added through the KB acquisition
o	WM&T services income of $27.6 million boosted by record net new business generation and strong market performance at December 31, 2021
o	Debit and credit card income of $13.5 million, supported by organic and acquisition-related growth in transaction volume and customer base
o	Higher transaction volume, new product sales and customer base expansion boosted Treasury Management fees to a record $6.9 million
●

Net income totaled $74.6 million for the year ended December 31, 2021, resulting in diluted EPS of $2.97, compared to net income of $58.9 million and diluted EPS of $2.59 for the year ended December 31, 2020.

o

Operating results from the year ended December 31, 2021 were significantly impacted by the acquisition of KB, PPP forgiveness activity, reduction in both the ACL on loans and ACL for off-balance sheet exposures, substantial organic loan and deposit growth (excluding acquisition and PPP) and historic levels of excess liquidity.

o

Operating results for the year ended December 31, 2020 were lower compared to 2021, primarily due to increased credit loss provisioning and reserves for off-balance sheet credit exposures associated with the developing pandemic and unprecedented government stimulus actions had a significant impact on Bancorp’s operating results in 2020.

●

NIM decreased 17 bps to 3.22% for the year ended December 31, 2021 compared to 3.39% for the prior year consistent with the sustained low interest rate environment and record levels of excess liquidity, which created significant NIM compression. Despite the decrease in NIM, organic loan growth, the KB acquisition, fee income associated with PPP loans and deposit rate cuts resulted in a $35.2 million, or 26%, increase in net interest income compared to the prior year.

●

Total loans (excluding PPP loans) increased $1.05 billion, or 35%, for the year ended December 31, 2021 as compared to December 31, 2020. While approximately $756 million of this growth was attributed to the central Kentucky market (entered into as a result of the KB acquisition), the remaining $291 million was attributed to strong organic growth highlighted by each of the Louisville, Indianapolis and Cincinnati markets ending the year at historic highs.

●	Total provision for credit losses was a net benefit of $753,000 for the year ended December 31, 2021 compared to $18.4 million of provision expense recorded for the year ended December 31, 2020.
o

While provision of $7.4 million was recorded in relation to the loan portfolio added through the KB acquisition, a cumulative net benefit of $8.2 million was recorded for credit losses on loans and credit losses on off balance sheet exposures in 2021, as a result of stabilized unemployment forecasts, generally improving CECL model factors and stronger line of credit utilization.

o

The adoption of CECL effective January 1, 2020 and subsequent pandemic-related developments, such as elevated unemployment and historic declines in line of credit utilization amidst the evolving pandemic drove elevated provisioning in 2020.

●

C&I line of credit utilization improved to 31.8% at December 31, 2021, up from 26.1% at December 31, 2020. The onset of the pandemic in 2020 resulted in gradually declining levels of utilization that bottomed out in March of 2021, improving thereafter in each of the final three quarters of 2021. While this was a positive development for loan growth during the year, utilization still remains well below pre-pandemic levels.

●	Bancorp’s ACL on loans to total loans was 1.29% at December 31, 2021, compared to 1.47% at December 31, 2020.
●

Total deposits increased $1.80 billion, or 45%, at December 31, 2021 compared to December 31, 2020. Approximately $1.08 billion of this growth was attributed to the central Kentucky market (entered into as a result of the KB acquisition) while significant organic growth was also experienced during the year, as customers generally maintained elevated levels of liquidity stemming from economic uncertainty, PPP funding and continued federal stimulus. Deposits have remained elevated for several quarters and finished at record levels (including and excluding acquisition-related activity) as of December 31, 2021.

●

Non-interest income increased $14.0 million, or 27%, for the year ended December 31, 2021 compared to the prior year. While the acquisition of KB resulted in a substantial contribution to non-interest income, significant organic growth was also experienced across all non-interest revenue streams, with the exception of mortgage banking, led by WM&T, card income and Treasury management fees.

●

Non-interest expenses increased $40.6 million, or 40%, for the year ended December 31, 2021 compared to the same period of 2020, $19.0 million of which related to one-time merger related expenses (including expenses relating to the pending Commonwealth acquisition). While recurring expenses attributed to the KB acquisition comprise the majority of the remaining increase, non-interest expenses in general remained well-controlled and consistent with expansion, strong performance and continued investment in technology.

●

Bancorp’s efficiency ratio (FTE) for the year ended December 31, 2021 increased to 59.94% from 54.06% for the prior year, consistent with recording one-time merger related costs of $19.0 million for the year ended December 31, 2021. Excluding one-time merger related costs and expenses related to the amortization of tax credit partnerships, Bancorp’s non-GAAP efficiency ratio at December 31, 2021 improved to 51.77% from 52.42% for the year prior. See the section titled “Non-GAAP Financial Measures” for reconcilement of non-GAAP to GAAP measures.

●

The ETR increased to 21.75% for the year ended December 31, 2021 from 13.10% for the same period in 2020. The increase was significantly impacted by the prior year benefit of a large historic tax credit project coupled with Bancorp’s transition from a capital-based franchise tax to the Kentucky corporate income tax, which began January 1, 2021.

Total stockholder’s equity to total assets was 10.17% as of December 31, 2021 compared to 9.56% at December 31, 2020. Total equity increased $235 million in 2021, as $205 million of stock issued for the acquisition of KB and net income of $74.6 million were offset by $28.2 million of dividends declared, changes in AOCI and stock based compensation activity.

TCE is a measure of a company's capital, which is useful in evaluating the quality and adequacy of capital. Bancorp’s ratio of TCE to total tangible assets was 8.22% as of December 31, 2021, compared with 9.28% at December 31, 2020, the decline driven by goodwill of $123 million recorded in relation to the KB acquisition. See the section titled “Non-GAAP Financial Measures” for reconcilement of non-GAAP to GAAP measures.

General highlights for the year ended December 31, 2020 compared to December 31, 2019:

●

Net income totaled $58.9 million for the year ended December 31, 2020, resulting in diluted EPS of $2.59, a 10% decline from the prior year. The year ended December 31, 2019 included $3.9 million in non-recurring tax adjustments related to two Kentucky tax law changes that equated to $0.18 per diluted share in addition to one-time merger related expenses, which equated to $0.05 per diluted share for 2019. Operating results for the year ended December 31, 2020 were lower compared to the prior year, primarily due to increased credit loss provisioning and reserves for off-balance sheet credit exposures associated with the uncertain pandemic-related economic conditions, a substantially lower interest rate environment and unprecedented government stimulus actions.

●

NIM decreased 43 bps to 3.39% for the year ended December 31, 2020 compared to 3.82% for the prior year, consistent with the decline in the interest rate environment, the addition of the low-yielding PPP portfolio and excess balance sheet liquidity; offset by strong average year over prior year loan growth (excluding PPP loans) and the strategic lowering of stated deposit interest rates and CD offering rates in tandem with FRB interest rate actions. Despite the decrease in NIM, Bancorp’s deposit rate cuts and fee income associated with PPP loans resulted in a $10.6 million, or 8%, increase in net interest income compared to the prior year.

●

Effective January 1, 2020, Bancorp began accounting for credit losses under ASC 326, or CECL. The adoption of this standard increased the opening balance of the ACL on loans and the reserve for off-balance sheet credit exposures as of January 1. Initial adoption reduced Bancorp’s retained earnings with no corresponding income statement impact.

●

Total loans (excluding PPP loans) increased $136 million, or 5%, for the year ended December 31, 2020, as record first and fourth quarter loan production book-ended the largest quarterly loan balance contraction in the Company’s history during the second quarter and flat net loan activity in the third quarter.

●

Line of credit utilization declined significantly in 2020, falling to 38.0% at December 31, 2020 compared to 47.1% at December 31, 2019. The decline was led by C&I line usage, which dropped from 40.9% at December 31, 2019 to 26.1% at December 31, 2020, with a low point of 23.3% reached at September 30, 2020.

●	Deposit balances ended at record levels at December 31, 2020, primarily as a result of PPP funding and higher levels of liquidity held by customers attributable to current economic uncertainty.
●

Despite overall strong credit metrics, significant credit loss provisioning occurred based on the on-going economic crisis, its corresponding impact on unemployment forecast adjustments within the CECL model, the addition of a large specific reserve, qualitative factor adjustments and loan growth. Significant provisioning related to off-balance sheet credit exposures was also recorded for the year ended December 31, 2020 consistent with declines in line utilization (mainly C&I).

●

Bancorp’s ACL on loans to total loans was 1.47% at December 31, 2020, compared to 0.94% at December 31, 2019. Bancorp’s ACL on loans to total loans (excluding PPP loans) rose to 1.74% at December 31, 2020.

●

Non-interest income increased 5% for the year ended December 31, 2020 compared to the prior year on the heels of record mortgage banking income despite substantially lower deposit service charge income and the prior year period benefitting from $1.4 million of non-recurring income. Strong WM&T results, which included a large estate fee in the first quarter of 2020 and continued growth in treasury management fees and card income also contributed to the increase.

●

Non-interest expenses increased 4% for the year ended December 31, 2020 compared to the same period of 2019. Elevated tax credit amortization stemming from a large tax credit investment and continued investment in technology drove the increase despite declines associated with one-time acquisition-related charges and non-recurring activity in the prior year and pandemic-driven decreases in marketing and business development activity.

●

Bancorp’s efficiency ratio (FTE) for the year ended December 31, 2020 improved to 54.06% from 56.07% for the prior year, the latter of which included $1.3 million in one-time merger-related expenses associated with the 2019 KSB acquisition.

●

The ETR increased to 13.1% for the year ended December 31, 2020 from 12.7% for the same period in 2019, the latter of which benefitted from $3.9 million in non-recurring tax adjustments related to two Kentucky tax law changes.

Total stockholder’s equity to total assets was 9.56% as of December 31, 2020 compared to 10.91% at December 31, 2019, the decline driven by the outsized balance sheet growth attributed to PPP participation. Total equity increased $34.4 million in 2020, as net income of $58.9 million and changes in AOCI were offset by dividends declared of $24.5 million and various stock based compensation.

Bancorp’s ratio of TCE to total tangible assets was 9.28% as of December 31, 2020, compared with 10.55% at December 31, 2019, the decline driven by the significant balance sheet growth associated with PPP participation as noted above. See the section titled “Non-GAAP Financial Measures” for reconcilement of non-GAAP to GAAP measures.

Challenges for 2022:

Bancorp has identified the following challenges for fiscal year 2022:

●

Bancorp expects to complete the merger of Commonwealth Bancshares, Inc. in the first quarter of 2022. Bancorp has received all required regulatory approvals to complete the acquisition and the acquisition is expected to close on or around March 7, 2022. Acquisitions require integration of different corporate cultures, loan and deposit products, pricing strategies, data processing systems and other technologies, accounting, internal audit and financial reporting systems, operating systems and internal controls, and marketing programs and personnel. Bancorp will need to manage the transition effectively to maximize retention of Commonwealth’s customers and employees, integrate personnel and systems efficiently, and maximize anticipated economic benefits.

●

The prospects of a rising interest rate environment for 2022 and beyond present interest rate risk management challenges. Bancorp has benefitted significantly from the low cost of funds provided by its deposit base over the past year, as stated deposit rates have remained at very low levels since early 2020. Bancorp has also made significant investment in its AFS debt securities portfolio at low fixed rates, the market values of which will be impacted by rising rates. Given the record levels of liquidity held by Bancorp and in the banking system generally, the interest rate risk profile of Bancorp is expected to be slightly asset sensitive with interest rates expected to rise.

●

NIM compression remains a challenge for 2022. While the FRB is projecting multiple rate hikes in 2022 based on its December 2021 policy meeting, on-going record levels of liquidity, existing and anticipated pricing pressure/competition and other economic factors, such as inflation, provide reasons for caution. Further, the timing of forgiveness associated with the remaining outstanding PPP portfolio will continue to affect loan yields and NIM, particularly in the first part of 2022.

●

Net loan growth, excluding the PPP portfolio, is a major focus for Bancorp in 2022. This will be impacted by developments surrounding the on-going pandemic, competition, prevailing interest rates, economic conditions, line of credit utilization and loan prepayments. Bancorp believes there is continued opportunity for loan growth in all of its markets, including the recently entered Central Kentucky market. The pending acquisition of Commonwealth Bancshares, Inc. only serves to bolster these prospects. Bancorp’s ability to deliver attractive loan growth over the long-term is linked to Bancorp’s overall success.

●

The continued integration and development of the central Kentucky market remains a top priority for 2022 as well. The acquisition of KB in 2021 expanded Bancorp’s presence in central and eastern Kentucky and will allow Bancorp to provide broader product offerings, increased lending capabilities and an expanded branch delivery system to existing and prospective customers alike, creating solid growth opportunities and a larger platform for future expansion. Prioritizing the development of the central Kentucky market, including growth of the WM&T business in this market, will play a major role in delivering strong operating results in the coming year.

●

Bancorp derives significant non-interest income from WM&T services. Most of these fees are based upon the market value of AUM at respective period ends. To continue growth of this income source, Bancorp must attract new customers and retain existing customers. Bancorp believes there is opportunity for growth in all of its markets, particularly through the newly entered Central Kentucky market and the pending acquisition of Commonwealth Bancshares, Inc., the latter of which will serve to grow our WM&T customer base significantly. Growth in market values of AUM and fees is dependent upon positive returns in the overall capital markets, which ended 2021 near record highs. Bancorp has no control over market volatility.

●

Competitive factors surrounding the developing trend of financial institutions reducing or eliminating certain deposit account fees, particularly overdraft-related fees, presents a significant challenge to growing deposit-related non-interest income in the future and potentially threatens a revenue stream that has been in an industry-wide, regulation-driven decline for several years. Strategic decisions surrounding this trend may impact not only deposit-related income, but also deposit relationships in general, particularly for retail customers, as consumer use of these bank deposit services continues to evolve. Continuous monitoring of these trends and evaluation of any potential changes to our deposit service fee structure will play a key role in the growth of Bancorp’s non-interest income.

●

Technological advances are consistently providing opportunities for Bancorp to consider potential new products and delivery channels. Bancorp’s customers’ demand for innovative and relevant products and services is expected to trend along with changing technology. Bancorp will need to continue to make prudent investments in technology while managing associated risks so as to remain competitive with other financial service providers, especially as Bancorp’s continued expansion raises the level of expectation from customers.

●

Over the past several years, Bancorp’s asset quality metrics have trended within a narrow range, exceeding benchmarks and reaching historically strong levels. Bancorp realizes that present asset quality metrics are positive and, recognizing the cyclical nature of the lending business, Bancorp anticipates this trend will likely normalize over time.

●

Operating results for 2020 and 2021 were significantly impacted by the pandemic and efforts to contain both the virus and its economic impact will continue to weigh on the economy, the banking industry and Bancorp. As such, any future regulatory and legislative actions taken in response to related developments could have a significant impact on future operating results.

Results of Operations

Net Interest Income - Overview

As is the case with most banks, Bancorp’s primary revenue sources are net interest income and fee income from various financial services provided to customers. Net interest income is the difference between interest income earned on loans, investment securities and other interest earning assets less interest expense on deposit accounts and other interest bearing liabilities. Loan volume and interest rates earned on those loans are critical to overall profitability. Similarly, deposit volume is crucial to funding loans and rates paid on deposits directly impact profitability. New business volume is influenced by numerous economic factors including market interest rates, business spending, liquidity, consumer confidence and various competitive conditions within the marketplace. The discussion that follows is based on fully tax-equivalent interest data.

Comparative information regarding net interest income follows:

As of and for the Years Ended December 31,				Variance
(dollars in thousands)	2021	2020	2019	2021 / 2020		2020 / 2019

Net interest income	$ 171,074	$ 135,921	$ 125,348	26%		8%
Net interest income (FTE)*	171,508	136,133	125,571	26%		8%
Net interest spread	3.16%	3.22%	3.50%	(6)	bps	(28)	bps
Net interest margin	3.22%	3.39%	3.82%	(17)	bps	(43)	bps
Average earning assets	$ 5,318,968	$ 4,019,336	$ 3,290,345	32%		22%
Five year Treasury note rate at year end	1.26%	0.36%	1.69%	90	bps	(133)	bps
Average five year Treasury note rate	0.86%	0.53%	1.95%	33	bps	(142)	bps
Prime rate at year end	3.25%	3.25%	4.75%	-	bps	(150)	bps
Average Prime	3.25%	3.53%	5.29%	(28)	bps	(176)	bps
One month LIBOR at year end	0.10%	0.14%	1.76%	(4)	bps	(162)	bps
Average one month LIBOR	0.10%	0.52%	2.22%	(42)	bps	(170)	bps

*See table titled, "Average Balance Sheets and Interest Rates (FTE)" for detail of Net interest income (FTE).

NIM and net interest spread calculations above exclude the sold portion of certain participation loans, which totaled $5 million, $10 million and $8 million for the years ended December 31, 2021, 2020 and 2019, respectively. These sold loans are on Bancorp’s balance sheet as required by GAAP because Bancorp retains some form of effective control; however, Bancorp receives no interest income on the sold portion. These participation loans sold are excluded from NIM and spread analysis, because Bancorp believes it provides a more accurate depiction of loan portfolio performance.

Prime rate, the five year Treasury note rate and the one month LIBOR are included in the table above to provide a general indication of the interest rate environment in which Bancorp has operated during the past three years. Approximately $1.2 billion, or 30%, of Bancorp’s loans are variable rate and are indexed to either Prime or LIBOR, generally repricing as those rates change. At inception, most of Bancorp’s fixed rate loans are priced in relation to the five year Treasury rate.

The interest rate environment has experienced a significant decline over the three year period referenced above. The FFTR began 2019 at a range of 2.25-2.50%, and in turn, Prime began that same year at 5.50%, representing the highest interest rates experienced post-Great Recession. Subsequent to hitting those peak marks, the FRB lowered the FFTR five times for a total of 225 bps, the most recent of which came in March of 2020 and took the FFTR to a range of 0-0.25% and Prime to 3.25%, where both remained as of December 31, 2020 and December 31, 2021.

Discussion of 2021 vs 2020:

Net interest spread and NIM were 3.16% and 3.22% for the year ended December 31, 2021 compared to 3.22% and 3.39% for the year ended December 31, 2020. NIM was significantly impacted in 2021 by the following:

●

A sustained low interest rate environment, driven by the lowering of the FFTR in March 2020 to a range of 0% - 0.25%, which resulted in Prime dropping to 3.25%, where it has remained since the first quarter of 2020.

●

PPP originations, which began in the second quarter of 2020 and continued through expiration of the program on May 31, 2021, as well as the related forgiveness activity, which accelerates the recognition of fee income on these loans and continues to have a significant effect on NIM. The PPP portfolio contributed an 18 bps benefit to NIM for the year ended December 31, 2021 as a result of forgiveness activity, which drove the recognition of $18.1 million in PPP-related fee income. In comparison, the PPP portfolio had a negative impact of 3 bps on NIM for the year end December 31, 2020 due to the large amount of originations that occurred in 2020 and the affect that the low-yielding, 1% stated rate of these notes had on NIM for the period.

●

Overall, excess balance sheet liquidity contributed approximately 25 bps of NIM compression for the year ended December 31, 2021. By comparison, excess balance sheet liquidity contributed approximately 13 bps of NIM compression for the same period of 2020. In general, excess liquidity within the banking system has led to a highly competitive loan rate environment over the past two years.

●

Substantial balance sheet growth, both organic and acquisition-related, which resulted in total average earning asset growth of $1.3 billion, or 32%, and average interest-bearing liability growth of $773 million, or 30%, for the year ended December 31, 2021 compared to the same period of 2020.

●	The lowering of deposit rates in tandem with FRB interest rate actions and the benefit of paying off all FHLB advances during 2021.

Net interest income (FTE) increased $35.4 million, or 26%, for the year ended December 31, 2021 compared to the same period of 2020, due to interest and fee income associated with the PPP portfolio, substantial growth in the non-PPP loan portfolio and AFS debt securities portfolio, and the aforementioned lowering of deposit rates.

Total average interest earning assets increased $1.30 billion, or 32%, to $5.32 billion for the year ended December 31, 2021, as compared to the same period of 2020, with the average rate earned on total interest earning assets contracting 34 bps to 3.34%.

●

Average total loans increased $646 million, or 20%, for the year ended December 31, 2021 compared to the same period of 2020. Average non-PPP loan balances grew $692 million, or 24%, for the year ended December 31, 2021 compared to the same period of 2020, attributed to both the acquisition and strong organic growth. Average PPP loan balances decreased $45 million, or 10%, for the year ended December 31, 2021 compared to the same period of 2020, consistent with forgiveness activity throughout 2021.

●

Average AFS debt securities grew $446 million, or 98%, for the year ended December 31, 2021 compared to the same period of 2020, which was attributed to a combination of strategically deploying excess liquidity through further investment and the KB acquisition.

●	Average FFS and interest bearing due from balances increased $217 million, or 94%, for the year ended December 31, 2021, consistent with the elevated level of deposits.

Total interest income (FTE) increased $29.4 million, or 20%, to $177.5 million for the year ended December 31, 2021 as compared to the same period of 2020.

●

Interest and fee income on loans (FTE) increased $26.6 million, or 19%, to $164.4 million for the year ended December 31, 2021 compared to the same period of 2020, driven by accelerated recognition of PPP fee income consistent with forgiveness activity, organic loan growth and the contribution attributed to the KB acquisition.

●

Significant growth in average AFS debt securities drove an increase of $3.2 million, or 37%, for interest income (FTE) on the portfolio for the year ended December 31, 2021 compared to the same period of 2020. However, the lower interest rate environment experienced over the past twelve months weighed heavily on fixed income security yields, which decreased 59 bps, or 31%.

●

Despite the substantial increase experienced for average FFS and interest bearing due from balances, corresponding interest income decreased $93,000, or 13%, for the year ended December 31, 2021 compared to the same period of 2020 as a result of the FRB lowering the FFTR 150 bps in March 2020 to a range of 0-0.25%, where it remained for the final three quarters of 2020 and the entirety of 2021.

Total average interest bearing liabilities increased $773 million, or 30%, to $3.39 billion for the year ended December 31, 2021 compared with the same period in 2020, with the total average cost declining 28 bps to 0.18%.

●

Average interest bearing deposits increased $795 million, or 32%, for the year ended December 31, 2021 compared to the same period in 2020, with interest-bearing demand deposits accounting for $500 million of the increase. Interest bearing deposits added as a result of the KB acquisition along with significant federal stimulus action, such as PPP funding, propelled deposit balances to record levels at December 31, 2021. Further, general economic uncertainty surrounding the on-going pandemic has resulted in the customer base maintaining higher levels of liquidity, similar to customer behavior seen during the Great Recession.

●

Consistent with the higher interest bearing deposit balances noted above, as well as the KB acquisition, average SSUAR balances increased $22 million, or 55%, for the year ended December 31, 2021 compared to the same period of 2020.

●

Average FHLB advances decreased $45 million, or 73%, for the year ended December 31, 2021 compared to the same period of 2020, as advances continued to mature without renewal or replacement over the past year, including $30 million of three month advances relating to cash flow hedge interest rate swaps. In addition, Bancorp elected to pay down certain advances prior to their maturity during the first and second quarters of 2021, the latter of which resulted in an early-termination fee of $474,000, recorded as a component non-interest expense during the second quarter of 2021. Bancorp made this decision due to its excess liquidity driven by the substantial deposit growth it achieved over the past year, combined with the near-term outlook for low interest rates at the time of pay off. As of December 31, 2021, Bancorp had no outstanding FHLB advances.

Total interest expense decreased $5.9 million, or 50%, for the year ended December 31, 2021 compared to the same period of 2020, a direct result of deposit rate reductions implemented in response to the falling interest rate environment and to a lesser extent, the reduction in interest expense on FHLB advances.

●	Total interest bearing deposit expense decreased $4.9 million, or 46%, driving a 25 bps decline in the cost of average total interest bearing deposits.

●

Interest expense on FHLB advances declined $1.1 million, or 76%, as a result of the substantial reduction in average FHLB advances outstanding. As noted above, Bancorp had no outstanding FHLB advances as of December 31, 2021.

Discussion of 2020 vs 2019:

Net interest spread and NIM were 3.22% and 3.39% for the year ended December 31, 2020 compared to 3.50% and 3.82% for the year ended December 31, 2019. NIM was significantly impacted in 2020 by the following:

●	The FFTR was lowered 225 bps between July 2019 and mid-March 2020, resulting in Prime dropping to 3.25%. Average Prime declined significantly to 3.53% for 2020 compared to 5.29% for 2019.

●	Treasury yields were near historic lows for several months in 2020, eroding NIM and loan yields.

●	PPP loan originations, which boosted net interest income, had a negative impact on NIM and loan yields.

●	The strategic lowering of stated deposit interest rates and CD offering rates over the past twelve months in tandem with FRB interest rate actions.

●	Strong average non-PPP loan growth.

●	Excess balance sheet liquidity and elevated deposit balances.

Bancorp originated approximately 3,400 PPP loans, equating to $637 million (net of origination fees and costs) during 2020. Bancorp recognized $9.1 million in net origination fee income associated with the PPP portfolio in 2020. While this had a positive impact on interest and fee income, as well as net interest income, the 1% stated yield on the PPP portfolio negatively impacted the overall loan portfolio yield by 17 bps and NIM by 3 bps for the year ended December 31, 2020.

Average FFS and interest bearing due from bank balances increased significantly for the year ended December 31, 2020 compared with the same period in 2019. Excess liquidity contributed to approximately 15 bps of NIM compression for the year ended December 31, 2020 compared to 9 bps for the year ended December 31, 2019.

Net interest income (FTE) increased $10.6 million, or 8%, for the year ended December 31, 2020 compared to the same period of 2019, primarily attributed to the lowering of stated deposit rates in response to the changing interest rate environment and the additional fee income associated with the PPP portfolio in 2020.

Total average interest earning assets increased $729 million, or 22%, to $4.02 billion for the year ended December 31, 2020, with the average rate earned on total interest earning assets contracting 82 bps to 3.68%.

●

Average loans increased $602 million, or 22%, for the year ended December 31, 2020 compared to the same period of 2019 with $443 million of the average growth attributed to the PPP portfolio. In addition to the 2019 KSB acquisition, Bancorp experienced strong organic growth across all three markets in 2020, which led to a $160 million increase in average non-PPP loan portfolio balances.

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

●

Interest and fee income on loans (FTE) increased approximately $3.3 million, or 2%, to $137.9 million, attributed to the PPP portfolio. Significant interest rate contraction in 2020 led to a $10.4 million decline in interest income on the non-PPP loan portfolio.

●

With the exception of mortgage loans held for sale, interest income on the remaining interest earning asset portfolio was negatively impacted by the changes in the interest rate environment in addition to substantial average balance growth.

Total average interest bearing liabilities increased $353 million, or 16%, to $2.62 billion for the year ended December 31, 2020, as compared with the same period of 2019, with the average cost decreasing 54 bps to 0.46%.

●

Average interest bearing deposits increased $364 million, or 17%, for the year ended December 31, 2020 compared to the same period of 2019, with interest-bearing demand deposits representing $257 million of the increase.

●	Average FHLB advances declined $9 million, or 13%, for the year ended December 31, 2020 compared to the same period of 2019, as matured advances were not replaced or renewed in 2020.

Total interest expense decreased $10.6 million, or 47%, for the year ended December 31, 2020, compared to the same period of 2019, a direct result of stated deposit rate reductions implemented in response to the changing interest rate environment.

●

Total interest bearing deposit expense decreased $10.1 million, or 49%, driving a 54 bps decrease in the cost of average total interest bearing liabilities to 0.42% as deposit rates were cut in tandem with FRB interest rate actions.

●	FHLB advance expense decreased $240,000 or 15%, as matured advances were not replaced or renewed in 2020, resulting in lower interest expense.

Average Balance Sheets and Interest Rates (FTE)

	2021			2020			2019
Years ended December 31, (dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest earning assets:
Federal funds sold and interest bearing due from banks	$446,783	$645	0.14%	$229,905	$738	0.32%	$136,514	$2,933	2.15%
Mortgage loans held for sale	11,170	249	2.23	20,156	533	2.64	3,836	182	4.74
Available for sale debt securities:
Taxable	879,298	11,575	1.32	443,035	8,432	1.90	413,801	9,291	2.25
Tax-exempt	19,636	340	1.73	10,047	265	2.64	22,710	570	2.51
Total securities	898,934	11,915	1.33	453,082	8,697	1.92	436,511	9,861	2.26

Federal Home Loan Bank stock	10,824	262	2.42	11,284	253	2.24	10,858	548	5.05

SBA Paycheck Protection Program (PPP) loans	397,282	22,044	5.55	442,510	13,636	3.08	—	—	—
Non-PPP loans	3,553,975	142,395	4.01	2,862,399	124,226	4.34	2,702,626	134,591	4.98
Total loans	3,951,257	164,439	4.16	3,304,909	137,862	4.17	2,702,626	134,591	4.98
Total interest earning assets	5,318,968	177,510	3.34	4,019,336	148,083	3.68	3,290,345	148,115	4.50
Less allowance for credit losses on loans	57,696			45,008			27,057
Non-interest earning assets:
Cash and due from banks	63,477			46,277			44,884
Premises and equipment, net	69,483			57,474			63,197
Bank owned life insurance	44,720			32,899			32,631
Accrued interest receivable and other	187,934			106,615			76,998
Total assets	$5,626,886			$4,217,593			$3,480,998

Interest bearing liabilities:
Deposits:
Interest bearing demand	$1,633,606	$1,771	0.11%	$1,133,308	$1,776	0.16%	$875,897	$4,951	0.57%
Savings	328,570	93	0.03	190,368	36	0.02	166,509	291	0.17
Money market	919,778	589	0.06	771,363	1,482	0.19	695,411	7,105	1.02
Time	420,308	3,174	0.76	412,506	7,184	1.74	406,176	8,213	2.02
Total interest bearing deposits	3,302,262	5,627	0.17	2,507,545	10,478	0.42	2,143,993	20,560	0.96

Securities sold under agreements to repurchase	62,534	24	0.04	40,363	37	0.09	38,555	101	0.26
Federal funds purchased	10,596	14	0.13	9,457	35	0.37	11,182	217	1.94
Federal Home Loan Bank advances	16,317	337	2.07	61,483	1,400	2.28	70,755	1,640	2.32
Subordinated debt	—	—	—	—	—	—	922	26	2.82

Total interest bearing liabilities	3,391,709	6,002	0.18	2,618,848	11,950	0.46	2,265,407	22,544	1.00
Non-interest bearing liabilities:
Non-interest bearing demand deposits	1,578,795			1,100,942			765,103
Accrued interest payable and other	83,121			77,684			63,925
Total liabilities	5,053,625			3,797,474			3,094,435
Stockholders’ equity	573,261			420,119			386,563
Total liabilities and stockholder's equity	$5,626,886			$4,217,593			$3,480,998
Net interest income		$171,508			$136,133			$125,571
Net interest spread			3.16%			3.22%			3.50%
Net interest margin			3.22%			3.39%			3.82%

Supplemental Information - Total Company Average Balance Sheets and Interest Rates (FTE)

●

Average loan balances include the principal balance of non-accrual loans, as well as unearned income such as loan premiums, discounts, fees/costs and exclude participation loans accounted for as secured borrowings. Participation loans averaged $5 million, $8 million and $9 million for the years ended December 31, 2021, 2020 and 2019, respectively.

●

Interest income on a FTE basis includes additional amounts of interest income that would have been earned if investments in certain tax-exempt interest earning assets had been made in assets subject to federal taxes yielding the same after-tax income. Interest income on municipal securities and tax-exempt loans has been calculated on a FTE basis using a federal income tax rate of 21%. Approximate tax equivalent adjustments to interest income were $434,000, $212,000 and $224,000 for the years ended December 31, 2021, 2020 and 2019, respectively.

●

Interest income includes loan fees of $20.5 million ($18.1 million associated with the PPP), $10.6 million ($9.1 million associated with the PPP) and $2.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. Interest income on loans may be impacted by the level of prepayment fees collected and accretion related to loans purchased.

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

Rate/Volume Analysis (FTE)

	Year ended December 31, 2021			Year ended December 31, 2020
	Compared to			Compared to
	Year ended December 31, 2020			Year ended December 31, 2019
	Total Net	Increase (Decrease) Due to		Total Net	Increase (Decrease) Due to
(in thousands)	Change	Rate	Volume	Change	Rate	Volume

Interest income:
Federal funds sold and interest bearing due from banks	$(93)	$(547)	$454	$(2,195)	$(3,441)	$1,246
Mortgage loans held for sale	(284)	(74)	(210)	351	(113)	464
Securities available for sale:
Taxable	3,143	(3,210)	6,353	(859)	(1,484)	625
Tax-exempt	75	(114)	189	(305)	28	(333)
Federal Home Loan Bank stock	9	20	(11)	(295)	(316)	21
SBA Paycheck Protection Program (PPP) loans	8,408	9,928	(1,520)	13,636	—	13,636
Non-PPP Loans	18,169	(10,096)	28,265	(10,365)	(18,000)	7,635

Total interest income	29,427	(4,093)	33,520	(32)	(23,326)	23,294

Interest expense:
Deposits:
Interest bearing demand	(5)	(647)	642	(3,175)	(4,326)	1,151
Savings	57	23	34	(255)	(292)	37
Money market	(893)	(1,136)	243	(5,623)	(6,324)	701
Time	(4,010)	(4,143)	133	(1,029)	(1,155)	126
Total interest bearing deposits	(4,851)	(5,903)	1,052	(10,082)	(12,097)	2,015

Securities sold under agreements to repurchase	(13)	(28)	15	(64)	(69)	5
Federal funds purchased	(21)	(25)	4	(182)	(153)	(29)
Federal Home Loan Bank advances	(1,063)	(119)	(944)	(240)	(28)	(212)
Subordinated debt	—	—	—	(26)	—	(26)

Total interest expense	(5,948)	(6,075)	127	(10,594)	(12,347)	1,753

Net interest income	$35,375	$1,982	$33,393	$10,562	$(10,979)	$21,541

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

Bancorp’s interest rate simulation sensitivity analysis details that increases in interest rates of 100 and 200 bps would have a negative effect on net interest income, respectively. These results are attributed to over half of the variable rate loan portfolio being currently at or near floor rates, as these yields will not increase until short-term rates exceed these floor rates. For example, a significant portion of the variable rate loan portfolio is tied to Prime, with floor rates of 4.00%. Given Prime is at 3.25% as of December 31, 2021, short-term rates would have to increase over 75 bps for these loans to move above their floor rates.

The decrease in net interest income in the rising rate scenarios is primarily due to variable rate loans and short-term investments repricing slower than deposits and short-term borrowings. Asset balances subject to immediate repricing cause an estimated decline in net interest income in the down 100 bps scenario, as rates on non-maturity deposits cannot be lowered sufficiently to offset declining interest income. These estimates of the summarized below.

	Change in Rates
	-200	-100	+100	+200
	Basis Points	Basis Points	Basis Points	Basis Points
% Change from base net interest income at December 31, 2021	NA	-2.18%	-2.84%	4.50%

Bancorp’s interest rate risk profile is generally neutral. The results of the interest rate sensitivity analysis performed as of December 31, 2021 suggest a slightly liability sensitive profile as a result of the long-term, conservative assumptions Bancorp uses in the model, particularly in relation to deposit betas, which measure how responsive management’s deposit repricing may be to changes in market rates. However, given the historic levels of liquidity currently held by Bancorp and in the banking system generally, the Company anticipates actual deposit betas will remain well below long-term averages through 2022 despite forecasted interest rate hikes from the FRB. In a scenario where deposit betas are well below long-term averages, Bancorp’s interest rate risk profile shifts to a slightly asset sensitive position, but remains generally neutral.

Bancorp’s loan portfolio is currently composed of approximately 70% fixed and 30% variable rate loans, with the fixed rate portion pricing (excluding PPP loans) generally based on a spread to the five-year treasury curve at the time of origination and the variable portion pricing based on an on-going spread to Prime (approximately 66%) or one month LIBOR (approximately 34%). Bancorp’s loan portfolio (excluding PPP loans) at December 31, 2020 was composed of approximately 69% fixed and 31% variable rate loans.

In July 2017, the Financial Conduct Authority (the “FCA”), the authority regulating LIBOR, along with various other regulatory bodies, announced that LIBOR would likely be discontinued at the end of 2021. Subsequent to that announcement, in November 2020, the FCA announced that many tenors of LIBOR would continue to be published through June 2023. Subsequent to this, Bank regulators instructed banks to discontinue new originations referencing LIBOR as soon as possible, but no later than December 2021. Effective December 31, 2021, Libor will no longer be used to issue new loans in the U.S. It is expected to be replaced primarily by the Secured Overnight Financing Rate (SOFR), which many experts consider a more accurate and more secure pricing benchmark. To facilitate the transition process, management has instituted an enterprise-wide program to identify, assess, and monitor risks associated with the expected discontinuance or unavailability of LIBOR.

Management has focused on operational readiness, as well as instituting processes and systems to validate that contract risk is clearly identified and understood. New originations and any modifications or renewals of LIBOR-based contracts contained fallback language to assist in an orderly transition to an alternative reference rate. For Bank contracts that have a duration beyond December 31, 2021, and that reference LIBOR, all fallback provisions and variations are currently being identified and sorted into classifications based upon those provisions. Upon classification, the contracts are monitored and possibly remediated if fallback provisions are not deemed sufficiently robust. The Bank realizes that remediating certain contracts indexed to LIBOR may require consent from the counterparties, which could be difficult and costly to obtain in certain limited circumstances.

As of December 31, 2021, the Company had approximately $425 million in loans and interest rate derivative contracts of $123 million (notional amount) that reference LIBOR. Each of the LIBOR-referenced amounts discussed above will vary in future periods as current contracts expire with potential replacement contracts using either LIBOR or an alternative reference rate. The Company, and other industry participants, continue to review alternative reference rates that could be utilized as a replacement for LIBOR. The Company had 7 loans totaling $24 million that were indexed to SOFR at December 31, 2021.

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

In addition, Bancorp periodically uses derivative financial instruments as part of its interest rate risk management, including interest rate swaps. These interest rate swaps are designated as cash flow hedges as described in the Footnote titled “Derivative Financial Instruments.” For these derivatives, the effective portion of gains or losses is reported as a component of OCI, and is subsequently reclassified into earnings as an adjustment to interest expense in periods in which the hedged forecasted transaction affects earnings. As of December 31, 2021, Bancorp had no outstanding interest rate swaps designated as cash flow hedges.

Provision for Credit Losses

Provision for credit losses for the years ended December 31, 2021 and 2020 represents the amount of expense that, based on Management’s judgment, is required to maintain the ACL on loans at an appropriate level under the CECL model. Years prior to 2020 were historically calculated under the incurred loss model. The determination of the amount of the ACL on loans is complex and involves a high degree of judgment and subjectivity. See the footnote titled “Summary of Significant Accounting Policies” for detailed discussion regarding Bancorp’s ACL on loans methodology by loan portfolio segment.

An analysis of the changes in the ACL on loans, including provision, and selected ratios follow:

Years ended December 31, (dollars in thousands)	2021	2020	2019

Beginning balance	$51,920	$26,791	$25,534
KB acquisition - PCD loans (goodwill adjustment)	6,757	—	—
CECL - cumulative adjustment	—	9,856	—
Adjusted beginning balance	58,677	36,647	25,534

Provision for credit losses on loans	(6,000)	16,918	1,000
Provision for credit losses on loans - KB acquisition	7,397	—	—
Total provision for credit losses on loans	1,397	16,918	1,000

Total charge-offs	(7,681)	(2,101)	(684)
Total recoveries	1,505	456	941
Net loan (charge-offs) recoveries	(6,176)	(1,645)	257
Ending balance	$53,898	$51,920	$26,791
Average total loans	$3,951,257	$3,304,909	$2,702,626
Provision for credit losses on loans to average loans	0.04%	0.51%	0.04%
Net loan (charge-offs) recoveries to average loans	-0.16%	-0.05%	0.01%
ACL on loans to total loans	1.29%	1.47%	0.94%
ACL on loans to total loans (excluding PPP) (1)	1.34%	1.74%	—
ACL on loans to average loans	1.36%	1.57%	0.99%

(1) See the section titled “Non-GAAP Financial Measures” for reconcilement of non-GAAP to GAAP measures.

Discussion of 2021 vs 2020:

The ACL on loans totaled $54 million as of December 31, 2021 compared to $52 million at December 31, 2020, representing an ACL to total loans ratio of 1.29% and 1.47% for those periods, respectively. The ACL to total loans (excluding PPP loans) was 1.34% at December 31, 2021 compared to 1.74% at December 31, 2020, the decrease stemming from loan growth that was offset by forgiveness activity within the PPP portfolio and a lower ACL. Based on the 100% SBA guarantee of the PPP loan portfolio, which totaled $141 million (net of unamortized deferred fees) at December 31, 2021 and $550 million at December 31, 2020, Bancorp did not record a general reserve for potential losses for these loans within the ACL. See the section titled “Non-GAAP Financial Measures” for reconcilement of non-GAAP to GAAP measures.

Upon adoption of ASC 326 effective January 1, 2020, Bancorp recorded an increase of $8.2 million to the ACL on loans and a corresponding decrease to retained earnings, net of the DTA impact. In addition, non-accretable yield marks of $1.6 million related to formerly classified PCI loans were reclassed between the amortized cost basis of loans and corresponding ACL on loans, which were subsequently charged-off in the third quarter of 2020 with no resulting impact to provision expense. The adjustment upon adoption of ASC 326 raised the beginning balance of the ACL on loans to $37 million on January 1, 2020. Additionally, with the adoption of CECL, provision expense may be more volatile due to changes in the CECL model assumptions of credit quality, macroeconomic factors and conditions, and loan composition.

Due to continued improvement in the unemployment forecast, updates to Bancorp’s CECL modeling and strong historic credit metrics, a net benefit (excluding acquisition-related activity) of $6.0 million was recorded for the year ended December 31, 2021. Offsetting this benefit was credit loss expense on loans associated with the non-PCD loan portfolio added as a result of the KB acquisition, which was recorded during the second quarter of 2021 and totaled $7.4 million.

In total, provision for credit losses on loans decreased $15.5 million for the year ended December 31, 2021 compared to the same period of 2020. The significantly higher expense recorded for the year ended December 31, 2020 was the result of adopting of CECL effective January 1, 2020 and the subsequent pandemic-related developments experienced shortly thereafter, particularly elevated unemployment forecasts.

In addition to the non-PCD provision activity previously discussed for the year ended December 31, 2021, the ACL on loans was also increased $6.8 million as a result of the PCD loan portfolio added through the KB acquisition during the second quarter, with the corresponding offset recorded to goodwill. Partially offsetting this increase was net charge off activity of $6.2 million for the year ended December 31, 2021, respectively, serving to reduce the ACL on loans. Net charge off activity for 2021 was driven by the charge off of two CRE relationships totaling $4.4 million. These charged off amounts were fully reserved and had no income statement impact for the year ended December 31, 2021. In addition, there was a $555,000 recovery of a note that was fully charged off in 2020.

While separate from the ACL on loans and recorded in other liabilities on the consolidated balance sheets, the ACL for off balance sheet credit exposures also experienced a decrease between December 31, 2020 and December 31, 2021. A net benefit of $2.2 million was recorded for the year ended December 31, 2021, as nearly all applicable loan segments experienced declines in their reserve loss percentages consistent with generally improving model factors and improvement in line of credit utilization, most notably within the C&I portfolio. In addition, the ACL for off balance sheet credit exposures was increased $250,000 as a result of available credit added through the KB acquisition during the second quarter, with the corresponding offset recorded to goodwill. The ACL for off balance sheet credit exposures stood at $3.5 million as of December 31, 2021 compared to $5.4 million as of December 31, 2020.

Bancorp’s loan portfolio is diversified with no significant concentrations of credit. Geographically, most loans are extended to borrowers in Louisville, central, eastern and northern Kentucky, as well as the Indianapolis, Indiana and Cincinnati, Ohio metropolitan markets. The adequacy of the allowance is monitored on an ongoing basis and it is the opinion of management that the balance of the allowance at December 31, 2021 is adequate to absorb probable losses inherent in the loan portfolio as of the financial statement date.

Discussion of 2020 vs 2019:

Upon adoption of ASC 326 effective January 1, 2020, Bancorp recorded an increase of $8.2 million to the ACL on loans and a corresponding decrease to retained earnings, net of the DTA impact. In addition, non-accretable yield marks of $1.6 million related to formerly classified PCI loans were reclassed between the amortized cost basis of loans and corresponding ACL. The adjustment upon adoption of ASC 326 increased the ACL on loans balance to $37 million effective of January 1, 2020.

The ACL on loans totaled $52 million at December 31, 2020 compared to $27 million at December 31, 2019, representing an ACL to total loans ratio of 1.47% and 0.94% for those periods, respectively. The ACL to total loans (excluding PPP loans) was 1.74% at December 31, 2020. Based on the 100% SBA guarantee of the PPP loan portfolio, which totaled $550 million (net of unamortized deferred fees) at December 31, 2020, Bancorp did not record a general reserve for potential losses for this portfolio. See the section titled “Non-GAAP Financial Measures” for reconcilement of non-GAAP to GAAP measures.

Despite overall strong credit metrics, Bancorp recorded provision for credit losses $16.9 million for the year ended December 31, 2020, as compared with $1.0 million for the same period of 2019, the latter of which was determined under the incurred loan loss model. Credit loss provisioning for 2020 was significantly impacted by the economic crisis due to the pandemic, its corresponding impact on unemployment forecast adjustments within the CECL model, loan growth, specific reserve additions and qualitative factor adjustments. The forecasted change in the unemployment rate coupled with the qualitative factor adjustments resulted in approximately $12.4 million of the total provision for credit loss expense recorded for the year ended December 31, 2020. In addition, Bancorp recorded $2.8 million in provision for credit losses in 2020 related to net loan growth which was heavily concentrated in the fourth quarter. During the second quarter of 2020, a large CRE relationship was placed on non-accrual status and allocated a $2 million specific reserve within the ACL on loans. An additional $1 million specific reserve was added to this relationship during the fourth quarter.

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

Non-Interest Income

				Variance
(dollars in thousands)				2021 / 2020		2020 / 2019
Years Ended December 31,	2021	2020	2019	$	%	$	%

Wealth management and trust services	$27,613	$23,406	$22,643	$4,207	18%	$763	3%
Deposit service charges	5,852	4,161	5,193	1,691	41	(1,032)	(20)
Debit and credit card income	13,456	8,480	8,123	4,976	59	357	4
Treasury management fees	6,912	5,407	4,992	1,505	28	415	8
Mortgage banking income	4,724	6,155	2,934	(1,431)	(23)	3,221	110
Net investment products sales commissions and fees	2,553	1,775	1,498	778	44	277	18
Bank owned life insurance	914	693	1,031	221	32	(338)	(33)
Other	3,826	1,822	3,014	2,004	110	(1,192)	(40)
Total non-interest income	$65,850	$51,899	$49,428	$13,951	27%	$2,471	5%

Discussion of 2021 vs 2020:

Total non-interest income increased $14.0 million, or 27%, for the year ended December 31, 2021 compared to the same period of 2020. Non-interest income comprised 27.8% of total revenue, defined as net interest income and non-interest income, for the year ended December 31, 2021 compared to 27.6% for the same period of 2020, respectively. WM&T services comprised 41.9% of total non-interest income for the year ended December 31, 2021 compared to 45.1% for the same period of 2020, respectively. The KB acquisition accounted for a meaningful increase in total non-interest income for the year ended December 31, 2021, concentrated most notably in deposit service charges, debit and credit card income, and mortgage banking income.

WM&T Services:

The magnitude of WM&T revenue distinguishes Bancorp from other community banks of similar asset size. WM&T revenue increased $4.2 million, or 18%, for the year ended December 31, 2021 as compared with the same period of 2020. Stock market appreciation, coupled with record net new business development and to a lesser extent, the KB acquisition, drove the substantial revenue increase for 2021.

Recurring fees earned for managing accounts are based on a percentage of market value of AUM and are typically assessed on a monthly basis. Recurring fees, which generally comprise the vast majority of WM&T revenue, increased $4.4 million, or 20%, for the year ended December 31, 2021, as compared with the same period of 2020, as a result of significant stock market appreciation experienced in addition to both organic and acquisition-related growth in net new business.

A portion of WM&T revenue, most notably executor and certain employee benefit plan-related fees, are non-recurring in nature and the timing of these revenues typically correspond with the related administrative activities. For this reason, such fees are subject to greater period over period fluctuation. Total non-recurring fees decreased $211,000, or 26%, for the year ended December 31, 2021, as compared with the same period of 2020. The decrease from prior year was driven mainly by a large estate fee recorded in the first quarter of 2020.

AUM, stated at market value, totaled $4.80 billion at December 31, 2021 compared to $3.85 billion at December 31, 2020. The large increase in AUM is attributed to significant stock market appreciation experienced in addition to record net new business growth and AUM of approximately $250 million added through the KB acquisition.

Contracts between WM&T and their customers do not permit performance-based fees and accordingly, none of the WM&T revenue is performance based. Management believes the WM&T department will continue to factor significantly in Bancorp’s financial results and provide strategic diversity to revenue streams.

Detail of WM&T Service Income by Account Type:

(in thousands)
Years Ended December 31,	2021	2020	2019

Investment advisory	$12,003	$9,747	$9,072
Personal trust	7,569	7,027	7,164
Personal investment retirement	5,168	4,319	3,821
Company retirement	1,798	1,457	1,503
Foundation and endowment	797	589	559
Custody and safekeeping	146	129	130
Brokerage and insurance services	78	45	52
Other	54	93	342

Total WM&T services income	$27,613	$23,406	$22,643

The preceding table demonstrates that WM&T fee revenue is concentrated within investment advisory and personal trust accounts. WM&T fees are predominantly based on AUM and tailored for individual/company accounts and/or relationships with fee structures customized based on account type and other factors with larger relationships paying a lower percentage of AUM in fees. For example, recurring AUM fee structures are in place for investment management, irrevocable and revocable trusts, revocable trusts, personal investment retirement accounts and accounts holding only fixed income securities. Company retirement plan services can consist of a one-time conversion fee with recurring AUM fees to follow. While there are also fee structures for estate settlements, income received is often non-recurring in nature. Fee structures are agreed upon at the time of account opening and any subsequent revisions are communicated in writing to the customer. WM&T fees earned are not performance-based nor are they based on investment strategy or transactions.

Assets Under Management by Account Type:

Total AUM (not included on balance sheet) increased from $3.85 billion at December 31, 2020 to $4.80 billion at December 31, 2021 as follows:

	December 31, 2021			December 31, 2020
(in thousands)	Managed	Non-managed (1)	Total	Managed	Non-managed (1)	Total
Investment advisory	$1,919,593	$34,879	$1,954,472	$1,547,742	$72,696	$1,620,438
Personal trust	939,703	150,221	1,089,924	721,150	112,053	833,203
Personal investment retirement	620,312	3,478	623,790	506,005	3,241	509,246
Company retirement	35,234	599,129	634,363	40,006	481,222	521,228
Foundation and endowment	368,572	1,532	370,104	281,986	2,532	284,518

Subtotal	$3,883,414	$789,239	$4,672,653	$3,096,889	$671,744	$3,768,633
Custody and safekeeping	—	128,178	128,178	—	83,004	83,004

Total	$3,883,414	$917,417	$4,800,831	$3,096,889	$754,748	$3,851,637

(1) Non-managed assets represent those for which the WM&T department does not hold investment discretion.

As of December 31, 2021 and 2020, approximately 81% and 80%, respectively, of total AUM were actively managed. Company retirement plan accounts primarily consist of participant-directed assets. The amount of custody and safekeeping accounts are insignificant.

Managed Trust AUM by Class of Investment:

(in thousands)	December 31, 2021	December 31, 2020

Interest bearing deposits	$173,603	$168,344
Treasury and government agency obligations	39,736	31,719
State, county and municipal obligations	110,795	119,344
Money market mutual funds	7,299	58,493
Equity mutual funds	944,500	752,476
Other mutual funds - fixed, balanced and municipal	612,913	441,275
Other notes and bonds	171,087	165,828
Common and preferred stocks	1,681,006	1,238,973
Real estate mortgages	—	190
Real estate	58,344	51,682
Other miscellaneous assets (1)	84,131	68,565

Total managed assets	$3,883,414	$3,096,889

(1) Includes client directed instruments including rights, warrants, annuities, insurance policies, unit investment trusts, and oil and gas rights.

Managed assets are invested in instruments for which market values can be readily determined, the majority of which are sensitive to market fluctuations and consist of approximately 68% in equities and 32% in fixed income securities as of December 31, 2021 compared to 64% and 36% as of December 31, 2020. This composition has been relatively consistent from period to period and the WM&T Department holds no proprietary mutual funds.

Additional Sources of Non-interest income:

Deposit service charges, which consist of non-sufficient funds charges and to a lesser extent, other activity based charges, increased $1.7 million, or 41%, for the year ended December 31, 2021, as compared with the prior year, as a result of a meaningful contribution from the KB acquisition and a recovery from the subdued pandemic-induced activity experienced in the prior year. Consistent with the industry, customer behavior and transaction volume in 2020 was significantly impacted by the pandemic and continued government efforts to minimize its impact on the economy, such as stimulus payments, PPP funding and more lucrative unemployment compensation, which led to greatly reduced overdraft activity. Bancorp anticipates that future growth of this revenue stream will be significantly impacted by changing industry practices, as many larger financial institutions have opted to greatly reduce, or completely eliminate, certain deposit service charges, particularly overdraft-related fees. Bancorp will be faced with strategic decisions surrounding deposit-related charges in the future, which may negatively impact the contributions made by this revenue stream to total non-interest income.

Debit and credit card income consists of interchange revenue, ancillary fees and incentives received from card processors. Debit and credit card revenue increased $5.0 million, or 59%, for the year ended December 31, 2021, as compared with the same period of 2020, as a result of increased transaction volume and continued expansion of the customer bases, both organically and through acquisition-related activity. Total debit card income increased $3.6 million, or 61%, and total credit card income increased $1.4 million, or 54%, for the year ended December 31, 2021 compared the year ended December 31, 2020. Bancorp expects this revenue stream will continue to increase with expansion of the customer base and further development of the debit and credit card businesses.

Treasury management fees primarily consist of fees earned for cash management services provided to commercial customers. This category continues to stand out as a consistent, growing source of revenue for Bancorp and increased $1.5 million, or 28%, for the year ended December 31, 2021 compared to the prior year, complemented by strong new product sales and customer base expansion. Demand for Bancorp’s treasury products increased throughout the pandemic, as these products allow customers to operate more efficiently in a decentralized environment. In addition, sales efforts involving existing customers has led to increases in online services, reporting, ACH origination, remote deposit and fraud mitigation services during 2021. Bancorp anticipates this income category will continue to increase based on continued customer base growth and the expanding suite of services offered within Bancorp’s treasury management platform.

Mortgage banking income primarily includes gains on sales of mortgage loans and loan servicing income offset by MSR amortization. Bancorp’s mortgage banking department predominantly originates residential mortgage loans to be sold in the secondary market, primarily to FNMA and FHLMC. Interest rates on the mortgage loans sold are locked with the borrower and investor prior to loan closing, thus Bancorp bears no interest rate risk related to loans held for sale. Bancorp offers conventional, VA and FHA financing for purchases and refinances, as well as programs for first-time homebuyers. Interest rates on mortgage loans directly influence the volume of business transacted by the mortgage-banking department. Mortgage banking revenue decreased $1.4 million, or 23%, for the year ended December 31, 2021, as compared with the prior year.

The sustained low long-term rate environment that began in 2020 incentivized refinancing and purchasing activity, which resulted in elevated mortgage banking income over the course of 2020 and the first part of 2021. However, as expected, volume started normalizing during 2021 as the pool of potential customers who have yet to refinance shrank, general housing inventory remained limited and interest rates began to rise above the absolute low levels experienced during 2020. Mortgage rates are generally correlated with the 10 year treasury rate, which has fluctuated widely in recent years, averaging 2.14% in 2019, plummeting to 0.89% in 2020 and sparking the increase in activity described above and subsequently rising to an average of 1.45% during 2021.

Beginning in the fourth quarter of 2020, the Bank elected to retain a select portion of qualified secondary market single family residential real estate loan production from the mortgage banking department on balance sheet in an effort to deploy a portion of excess liquidity in lieu of buying mortgage-backed securities within the AFS debt securities portfolio. Approximately $72 million and $31 million in 15/30 year fixed rate loans were retained for the years ended December 31, 2021 and 2020, respectively, as part of this strategy, forgoing gain on sale that would typically have been recognized in mortgage banking income for those years.

Net investment product sales commissions and fees are generated primarily on stock, bond and mutual fund sales, as well as wrap fees on brokerage accounts. Wrap fees represent charges for investment programs that bundle together a suite of services, such as brokerage, advisory, research and management and are based on a percentage of assets. Bancorp deploys its financial advisors primarily through its branch network via an arrangement with a third party broker-dealer, while larger managed accounts are serviced by Bancorp’s WM&T Department. Net investment product sales commissions and fees increased $778,000, or 44%, for the year ended December 31, 2021, as compared with the prior year due to the KB acquisition and increased trading activity.

BOLI assets represent the cash surrender value of life insurance policies on certain active and non-active employees who have provided consent for Bancorp to be the beneficiary for a portion of such policies. The related change in cash surrender value of policies and any death benefits received under the policies are recorded as non-interest income. This income serves to offset the cost of various employee benefits. BOLI income increased $221,000, or 32%, for the year ended December 31, 2021 compared to the prior year attributed almost entirely to the contribution of the KB acquisition.

Other non-interest income increased $2.0 million for the year ended December 31, 2021 as compared with the prior year. The increase was driven by a plethora of activity, most notably a death benefit of $523,000 on an insurance policy outside of traditional BOLI, stronger market returns on such insurance policies, the addition of the Captive and gains on OREO sold.

Discussion of 2020 vs 2019:

Total non-interest income increased $2.5 million, or 5%, for the year ended December 31, 2020 compared to the same period in 2019. Non-interest income comprised 28% of total revenue for both the year ended December 31, 2020 and 2019. WM&T services comprised 45% of Bancorp’s total non-interest income for the year ended December 31, 2020 compared to 46% for the same period in 2019.

WM&T revenue increased $763,000, or 3%, to $23.4 million for the year ended December 31, 2020, as compared with the same period of 2019. While stock market volatility associated with the COVID-19 pandemic had a significant impact on the WM&T department, particularly in the second quarter of 2020, strong market performance in the latter half of the year, record new business growth and a large non-recurring estate fee from the first quarter of 2020 led to WM&T income of $23.4 million.

Deposit service charges decreased $1.0 million, or 20%, for the year ended December 31, 2020, as compared with the same period in 2019. The steady decline in the volume of fees earned on overdrawn checking accounts experienced over the years prior to 2019 was significantly exacerbated by the pandemic with declines in transaction volume and paper check presentments beginning in April 2020. Stimulus checks, extensions of tax payment due dates, more lucrative unemployment compensation, diminished pandemic spend and PPP funding all impacted consumer behavior in 2020.

Debit and credit card revenue increased $357,000 or 4%, for the year ended December 31, 2020, as compared with the same period in 2019 despite pandemic-related hurdles, as a result of growth in the customer bases. Total debit card income increased $85,000, or 1%, while total credit card income increased $272,000, or 11%. Similar to deposit service charges above, Bancorp saw significant improvement in transaction volume in the latter of half of 2020 as statewide activity restrictions due to the pandemic in Bancorp’s markets implemented earlier in year were eased and/or lifted.

Treasury management fees increased $415,000, or 8%, for the year ended December 31, 2020 compared to 2019, as Bancorp’s was able to overcome the significant decline in pandemic related transaction volume with new product sales and expansion of its customer base (partially attributable to the PPP). The demand for Bancorp’s treasury products increased during the pandemic, as these products allowed customers to operate more efficiently in a decentralized environment.

Mortgage banking revenue increased $3.2 million, or 110%, for the year ended December 31, 2020 as compared with the same period of 2019, as sustained low long-term rates incentivized refinancing activity and resulted in record mortgage banking income. In September 2020, the Bank elected to start retaining a portion of qualified secondary market single family residential real estate loan production from the mortgage banking department on balance sheet in an effort to deploy excess liquidity. Approximately $31 million in 15/30 year fixed rate loans were retained through December 31, 2020, forgoing approximately $845,000 in gain on sales of loans that would typically have been recognized in mortgage banking income.

Net investment product sales commissions and fees increased $277,000, or 18%, for the year December 31, 2020, as compared with the same period of 2019, as market volatility during 2020 led to increased customer trading activity.

Primarily as a result of a $296,000 death benefit received in the third quarter of 2019, BOLI income decreased $338,000, for the year ended December 31, 2020 compared to the prior year.

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

Non-interest expenses

				Variance
				2021 / 2020		2020 / 2019
Years Ended December 31, (dollars in thousands)	2021	2020	2019	$	%	$	%

Compensation	$63,034	$51,368	$49,882	$11,666	23%	$1,486	3%
Employee benefits	13,479	11,064	10,691	2,415	22	373	3
Net occupancy and equipment	9,688	8,182	8,159	1,506	18	23	—
Technology and communication	11,145	8,732	7,318	2,413	28	1,414	19
Debit and credit card processing	4,494	2,606	2,493	1,888	72	113	5
Marketing and business development	4,150	2,383	3,627	1,767	74	(1,244)	(34)
Postage, printing and supplies	2,213	1,778	1,652	435	24	126	8
Legal and professional	2,583	2,392	2,138	191	8	254	12
FDIC insurance	1,847	1,217	245	630	52	972	397
Amortization of investments in tax credit partnerships	367	3,096	1,078	(2,729)	(88)	2,018	187
Capital and deposit based taxes	2,090	4,386	3,870	(2,296)	(52)	516	13
Merger expenses	19,025	—	1,313	19,025	100	(1,313)	(100)
Federal Home Loan Bank early termination penalty	474	—	—	474	100	—	—
Other	7,691	4,455	5,650	3,236	73	(1,195)	(21)
Total non-interest expenses	$142,280	$101,659	$98,116	$40,621	40%	$3,543	4%

Discussion of 2021 vs 2020:

Total non-interest expenses increased $40.6 million, or 40%, for the year ended December 31, 2021 compared to the prior year. Compensation and employee benefits comprised 54% of total non-interest expenses for the year ended December 31, 2021, compared to 61% for the year ended December 31, 2020. Excluding merger expenses, compensation and employee benefits comprised 62% of total non-interest expenses for the year ended December 31, 2021.

Compensation, which includes salaries, incentives, bonuses and stock based compensation, increased $11.7 million, or 23%, for the year ended December 31, 2021 compared to the prior year. The increases were attributed to growth in full time equivalent employees, annual merit-based salary increases and higher incentive compensation expense. Net full time equivalent employees totaled 820 at December 31, 2021 compared to 641 at December 31, 2020. The large increase compared to prior periods was attributed to the addition of 184 FTEs as a result of expansion into the Central Kentucky market (through the acquisition of KB).

Employee benefits consists of all personnel-related expense not included in compensation, with the most significant items being health insurance, payroll taxes and employee retirement plan contributions. Employee benefits increased $2.4 million, or 22%, for the year ended December 31, 2021 compared to the prior year, consistent with the overall increase in full time equivalent employees noted above.

Net occupancy and equipment expenses primarily include depreciation, rent, property taxes, utilities and maintenance. Costs of capital asset additions flow through the statement of income over the lives of the assets in the form of depreciation expense. Net occupancy increased $1.5 million, or 18%, for the year ended December 31, 2021 compared to the prior year. The KB acquisition resulted in the addition of 19 locations and was the primary driver of the increase over the prior year.

Technology and communication expenses include computer software amortization, equipment depreciation and expenditures related to investments in technology needed to maintain and improve the quality of customer delivery channels, information security and internal resources. Technology expense increased $2.4 million, or 28%, for the year ended December 31, 2021 compared to the prior year, attributed mainly to the acquisition, as the core system conversion did not occur until late August.

Bancorp outsources processing for debit and commercial credit card operations, which generate significant revenue for the Company. These expenses fluctuate consistent with transaction volumes. Debit and credit card processing expense increased $1.9 million, or 72%, for the year ended December 31, 2021, correlating in part with the increase in transaction volume and customer base expansion resulting from both organic and acquisition-related growth that served to increase debit and credit card non-interest income.

Marketing and business development expenses include all costs associated with promoting Bancorp including community support, retaining customers and acquiring new business. Marketing and business development expenses increased $1.8 million, or 74%, for the year ended December 31, 2021 compared to the prior year. Consistent with the Company’s strategic plan, a significant investment was made to advertise and promote the Bank in the Central Kentucky market post-acquisition close. The Company also increased its contribution to the Bank’s foundation established to support various community initiatives, due to strong 2021 operational results. Further, pandemic-related restrictions during 2020 significantly muted travel and entertainment spending, resulting in lower expense last year.

Postage, printing and supplies expense increased $435,000, or 24%, for the year ended December 31, 2021 compared to the prior year, the increase being attributed almost entirely to the KB acquisition and increased customer communication.

Legal and professional fees increased $191,000, or 8%, for the year ended December 31, 2021 compared to the prior year. The increase over prior year was driven largely by increased collection activity in 2021.

FDIC insurance increased $630,000, or 52%, for the year ended December 31, 2021 compared to the prior year. The increase was related to the acquisition and PPP-driven larger balance sheet in addition to the first quarter of 2020 benefitting from the last portion of small institution credits first issued by the FDIC in 2019.

Tax credit partnerships generate federal income tax credits, and for each of Bancorp’s investments in tax credit partnerships, the tax benefit, net of related expenses, results in a positive effect upon net income. Amounts of credits and corresponding expenses can vary widely depending upon the timing and magnitude of the underlying investments. Amortization expense associated with these investments decreased $2.7 million for the year ended December 31, 2021 compared to the prior year due to a large tax credit deal completed in the fourth quarter of 2020.

Capital and deposit based taxes decreased $2.3 million, or 52%, for the year ended December 31, 2021, consistent with the state of Kentucky transitioning financial institutions from a capital-based franchise tax to the Kentucky corporate income tax effective January 1, 2021.

Merger expenses represent non-recurring expenses associated with completion of the KB acquisition and consist primarily of investment banker fees, legal fees, various compensation-related expenses, early termination fees relating to various contracts and system conversion expenses. Merger expenses totaling $525,000 were recorded for the year ended December 31, 2021 related to the pending Commonwealth acquisition.

An early termination fee of $474,000 was incurred during the second quarter of 2021 in relation to the pre-payment of FHLB advances totaling $14 million prior to their respective contractual maturities. Bancorp chose to payoff these term advances, with a weighted average cost of 2.03%, due to its excess liquidity driven by the substantial deposit growth it achieved over the past year, combined with the near-term outlook for low interest rates at the time of pay off. Bancorp had no FHLB advances outstanding as of December 31, 2021.

Other non-interest expenses increased $3.2 million, or 73%, for the year ended December 31, 2021. These increases were driven by a number of factors, including $1.1 million of expense attributed to the KB acquisition, including amortization of the CDI related to KB’s deposit portfolio, expenses associated with the addition of the Captive and other miscellaneous expenses, such as debit and credit card rewards and card losses. Further, large credits to expense were recorded in the prior year associated with a gain on a bank-owned property sold and the reversal of an accrual related to a potential IRS penalty that was dismissed.

Bancorp’s efficiency ratio (FTE) for 2021 of 59.94% increased from 54.06% in 2020 due to the one-time merger-related expenses. Excluding these non-recurring expenses and amortization of investments in tax credit partnerships, the adjusted efficiency ratio, a non-GAAP measure, would have been 51.77% and 52.42% for 2021 and 2020. See the section titled “Non-GAAP Financial Measures” for reconcilement of non-GAAP to GAAP measures.

Discussion of 2020 vs 2019:

Total non-interest expenses increased $3.5 million, or 4%, in 2020 compared to 2019. Compensation and employee benefits comprised 61% and 62% of Bancorp’s total non-interest expenses for 2020 and 2019, respectively.

Compensation increased $1.5 million, or 3%, for 2020 compared to 2019. The increase was attributed to annual merit-based salary increases, higher incentive-related compensation and an increase in full time equivalent employees, which grew from 591 at the beginning of 2019 to 641 at December 31, 2020 boosted by the 2019 KSB acquisition and the addition of sales professionals.

Employee benefits increased $373,000, or 3%, in 2020 compared with 2019 attributed to growth in FTEs.

Net occupancy increased $23,000 for 2020 compared with 2019. Three new locations were added in the second quarter of 2019 as part of the KSB acquisition and an additional branch location was added in the Louisville market during the third quarter of 2019. In 2020, Bancorp opened an additional branch in the Cincinnati MSA, as well as another location in Louisville. As of December 31, 2020, Bancorp had 44 full service banking center locations.

Technology expense increased $1.4 million, or 19%, in 2020 compared to 2019 consistent with expanding customer-facing software and system functionality, as well as increased licensing/maintenance expense, higher mortgage loan processing expenses, treasury management customer expansion and the migration to a hosted core environment during the third quarter of 2020.

Debit and credit card processing expense increased $113,000, or 5%, for 2020 as compared with 2019, consistent with the correlated increase experienced for debit and credit card income.

Marketing and business development expenses decreased $1.2 million, or 34%, for the year ended December 31, 2020, as compared to the same period of 2019. The onset of the pandemic resulted in less physical customer interaction in addition to lower advertising expense. Bancorp committed to pay $116,000 to the Bank’s foundation, established to support various community initiatives, as of December 31, 2020 compared to $600,000 as of December 31, 2019.

Postage, printing and supply expenses increased $126,000, or 8%, in 2020 compared to 2019, as a result of banking center/customer expansion coupled with replacing transaction-based forms throughout the Bank in relation to the migration to a hosted core environment, which occurred in the third quarter of 2020.

Legal and professional fees increased $254,000, or 12%, for 2020 compared to 2019, as a result of various consulting engagements and litigation costs arising through the normal course of business.

FDIC insurance increased $972,000 for the year ended December 31, 2020, as compared to the same period of 2019. As a result of the national FDIC Reserve Ratio reaching 1.38% in 2019, the FDIC released credits to small institutions in the prior year. For this reason, Bancorp recorded no FDIC insurance expense for the third and fourth quarters of 2019, and incurred only a portion of the assessed expense in the first quarter of 2020, as these credits were depleted. FDIC insurance expense normalized in the second quarter of 2020 and ultimately increased in the third and fourth quarters as a result of a higher leverage ratio attributed to a PPP-driven larger balance sheet.

Amortization of investments in tax credit partnership increased $2.0 million from 2020 to 2019 as a result of a large tax credit deal completed in the fourth quarter of 2020.

Capital and deposit based taxes increased $516,000, or 13%, in 2020 compared to 2019 consistent with overall balance sheet growth.

Merger expenses recorded for the year ended December 31, 2019 represent non-recurring expenses associated with completion of the KSB acquisition and consisted primarily of consulting fees, legal fees, various compensation-related expenses and system conversion expenses. No such expense was recorded for the year ended December 31, 2020.

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

Bancorp’s efficiency ratio (FTE) of 54.06% for 2020 improved from 56.07% in 2019. Excluding amortization of investments in tax credit partnerships and non-recurring merger related expenses, the adjusted efficiency ratio, a non-GAAP measure, would have been 52.42% and 54.70% for 2020 and 2019. See the section titled “Non-GAAP Financial Measures” for reconcilement of non-GAAP to GAAP measures.

Income Taxes

A comparison of income tax expense and ETR follows:

Years Ended December 31, (dollars in thousands)	2021	2020	2019

Income before income tax expense	$95,397	$67,743	$75,660
Income tax expense	20,752	8,874	9,593
Effective tax rate	21.75%	13.10%	12.68%

Discussion of 2021 vs 2020:

Fluctuations in the ETR are primarily attributed to the following:

●

Bancorp invests in certain partnerships that yield federal income tax credits. Taken as a whole, the tax benefit of these investments exceeds amortization expense, resulting in a positive impact on net income. The timing and magnitude of these transactions may vary widely from period to period. The ETR for 2020 included the full year benefit of a large historic tax credit project that was completed in the fourth quarter of last year, serving to reduce the ETR by 5.5% for the year.

●

The state of Kentucky passed legislation in 2019 that required financial institutions to transition from a capital based franchise tax to the Kentucky corporate income tax effective January 1, 2021 and allows entities filing a combined Kentucky income tax return to share certain tax attributes, including net operating loss carryforwards. These changes served to increase the ETR 3.5% for the year ended December 31, 2021.

●

An insurance captive was acquired as a result of the KB acquisition. The Captive provides insurance against certain risks for which insurance may not currently be available or economically feasible to Bancorp and SYB, as well as a group of third-party insurance captives. The tax advantages of the Captive, including the tax-deductible nature of premiums paid to the Captive as well as the tax-exemption for premiums received by the Captive, serve to reduce income tax expense. For the year ended December 31, 2021, the addition of the Captive reduced the ETR 0.2%.

●

The stock-based compensation component of the ETR fluctuates consistent with the level of SAR exercise activity. The ETR was reduced by 1.1% and 0.7% for the years ended December 31, 2021 and 2020, respectively.

The CARES Act includes several significant provisions for corporations including increasing the amount of deductible interest under section 163(j), allowing companies to carryback certain net operating losses, and increasing the amount of net operating loss that corporations can use to offset income. These changes did not have a significant impact on Bancorp’s income taxes for the years ended December 31, 2021 and 2020.

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

Financial Condition – December 31, 2021 Compared to December 31, 2020

Overview

Total assets increased $2.04 billion, or 44%, to $6.65 billion at December 31, 2021 from $4.61 billion at December 31, 2020. Total assets of $1.27 billion were added on May 31, 2021 as a result of the KB acquisition, including loans of $755 million (including PPP) and total AFS debt securities of $396 million. In addition, goodwill of $123 million was recorded in relation to the transaction. Total loans (excluding loans added through the acquisition and the PPP portfolio) grew $291 million, or 10%, between December 31, 2020 and December 31, 2021.

Total liabilities increased $1.80 billion, or 43%, to $5.97 billion at December 31, 2021 from $4.17 billion at December 31, 2020. Total liabilities of $1.16 billion were assumed on May 31, 2021 as a result of the KB acquisition, including total deposits of $1.04 billion. Excluding deposits assumed through the acquisition, deposit balances ended at record levels as of December 31, 2021, growing $760 million, or 19%, since December 31, 2020, as federal stimulus efforts have bolstered deposits and uncertainty surrounding the pandemic has resulted in Bancorp’s customer base maintaining higher balances in general over the past year.

Cash and Cash Equivalents

Cash and cash equivalents increased $643 million to $961 million as of December 31, 2021. Bancorp maintained higher levels of liquidity in 2021 attributable to the PPP, record levels of deposits and acquisition-related growth.

AFS Debt Securities

AFS debt securities include securities that may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest rate and prepayment risk changes and are carried at fair value with unrealized gains or losses, net of tax effect, included in stockholders’ equity.

The primary purpose of the AFS debt securities portfolio is to provide another source of interest income, as well as a tool for liquidity management. In managing the composition of the balance sheet, Bancorp seeks a balance between earnings sources and credit and liquidity considerations.

All of Bancorp’s debt securities are classified as AFS. Carrying value is summarized as follows:

			Variance
December 31, (in thousands)	2021	2020	$ Change	% Change
U.S. Treasury and other U.S. Government obligations	$122,501	$—	$122,501	100%
Government sponsored enterprise obligations	135,021	138,078	(3,057)	-2%
Mortgage-backed securities – government agencies	846,624	437,585	409,039	93%
Obligations of states and political subdivisions	75,075	11,315	63,760	563%
Other	1,077	—	1,077	100%
Total available for sale debt securities	$1,180,298	$586,978	$593,320	101%

AFS debt securities increased $593 million to $1.18 billion at December 31, 2021 compared to $587 million at December 31, 2020. AFS debt securities totaling $396 million were added as a result of the KB acquisition, approximately $91 million of which were sold shortly after acquisition. In addition, Bancorp continued to actively invest in the securities portfolio during 2021 in an effort to deploy a portion of excess liquidity, a strategy enacted in the latter half of 2020, by purchasing $505 million of AFS debt securities for the year ended December 31, 2021. Partially offsetting growth associated with purchasing activity was scheduled amortization and elevated prepayment activity, largely within the MBS portfolio, as well as market depreciation stemming from an upward move in the interest rate environment experienced through most of 2021. As a result of the activity above, average AFS debt securities grew $446 million, or 98%, over the past twelve months.

Maturity distribution and weighted average yields of the AFS debt securities portfolio follows:

December 31, 2021	Due within one year		Due after one but within five years		Due after five but within ten years		Due after ten years
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Treasury and other U.S. Government obligations	4,011	0.06%	118,490	0.50%	$—	—%	$—	—%
Government sponsored enterprise obligations	972	1.68	12,007	0.52	13,817	1.47	108,225	2.04
MBS - government agencies	916	-0.17	20,995	1.07	67,263	1.59	757,450	1.29
Obligations of states and political subdivisions	415	3.88	9,044	1.38	13,866	1.46	51,750	1.80
Other	120	—	—		957	2.19	—

	$6,434	0.52%	$160,536	0.63%	$95,903	1.56%	$917,425	1.41%

Actual maturities for mortgage-backed securities may differ from contractual maturities due to prepayments on underlying collateral.

Loans

Composition of loans by primary loan portfolio class follows:

			Variance
December 31, (dollars in thousands)	2021	2020	$ Change	% Change

Commercial real estate - non-owner occupied	$1,128,244	$833,470	$294,774	35%
Commercial real estate - owner occupied	678,405	508,672	169,733	33%
Total commercial real estate	1,806,649	1,342,142	464,507	35%

Commercial and industrial - term	596,710	525,776	70,934	13%
Commercial and industrial - term - PPP	140,734	550,186	(409,452)	-74%
Commercial and industrial - lines of credit	370,312	249,378	120,934	48%
Total commercial and industrial	1,107,756	1,325,340	(217,584)	-16%

Residential real estate - owner occupied	400,695	239,191	161,504	68%
Residential real estate - non-owner occupied	281,018	140,930	140,088	99%
Total residential real estate	681,713	380,121	301,592	79%

Construction and land development	299,206	291,764	7,442	3%
Home equity lines of credit	138,976	95,366	43,610	46%
Consumer	104,294	71,874	32,420	45%
Leases	13,622	14,786	(1,164)	-8%
Credit cards	17,087	10,203	6,884	67%
Total Loans (1)	$4,169,303	$3,531,596	$637,707	18%

(1) Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs.

The composition of loans is presented below by primary loan portfolio class and bifurcated between Bancorp’s legacy loan portfolio and the loan portfolio attributed to the Central Kentucky market entered as a result of the KB acquisition. This composition is presented to provide detail of the Central Kentucky market’s loan portfolio and its contribution to the total loan composition of Bancorp at December 31, 2021.

	As of December 31, 2021
(dollars in thousands)	Legacy	Central Kentucky	Total

Commercial real estate - non-owner occupied	$910,065	$218,179	$1,128,244
Commercial real estate - owner occupied	579,599	98,806	678,405
Total commercial real estate	1,489,664	316,985	1,806,649

Commercial and industrial - term	535,923	60,787	596,710
Commercial and industrial - term - PPP	135,004	5,730	140,734
Commercial and industrial - lines of credit	327,269	43,043	370,312
Total commercial and industrial	998,196	109,560	1,107,756

Residential real estate - owner occupied	312,817	87,878	400,695
Residential real estate - non-owner occupied	120,981	160,037	281,018
Total residential real estate	433,798	247,915	681,713

Construction and land development	281,054	18,152	299,206
Home equity lines of credit	91,882	47,094	138,976
Consumer	89,352	14,942	104,294
Leases	13,622	—	13,622
Credits cards	15,475	1,612	17,087
Total loans (1)	$3,413,043	$756,260	$4,169,303

(1) Total loans are presented inclusive of premiums, discounts, and net loan origination fees and costs.

Total loans increased $638 million, or 18%, from December 31, 2020 to December 31, 2021, driven by the addition of $756 million in loans associated with expansion into the Central Kentucky market. While organic growth was substantial, significant forgiveness-related contraction was experienced within the PPP portfolio between December 31, 2020 and December 31, 2021.

Excluding the loan portfolio attributed to the Central Kentucky market, loan contraction of $119 million, or 3%, was experienced between December 31, 2020 and December 31, 2021, as the aforementioned forgiveness activity resulted in PPP portfolio balances declining $409 million during 2021. Partially offsetting the large decline in PPP balances was organic growth of $291 million, or 10%, nearly half of which, or $146 million, was attributed to strong loan production within the CRE portfolio. Further, gradually improving line of credit utilization and the strategic retention of a portion of qualified secondary market single family residential real estate loan production from the mortgage banking department helped drive growth of $78 million and $54 million in the C&I line of credit and residential real estate portfolios, respectively.

After hitting a pandemic-era low at March 31, 2021, total line of credit utilization improved in each subsequent quarter of 2021, led by C&I line utilization improving to 31.8% at December 31, 2021 from 26.1% at December 31, 2020. However, line of credit usage remained well below pre-pandemic levels throughout the year, as the availability of the more favorable PPP lending facility generally disparaged utilization until the program expired on May 31, 2021.

Bancorp originated $637 million PPP loans ($657 million gross of unamortized fees and costs) as part of round one of the program, which expired in August of 2020. As of December 31, 2021, 98% of the dollars originated in round one had been forgiven. All but $52,000 of the $19.6 million in fee income received for round one originations has been recognized life to date.

Bancorp originated $250 million ($261 million gross of unamortized deferred fees and costs) as part of round two of the PPP program, which expired May 31, 2021. As of December 31, 2021, 49% of the dollars originated had been forgiven and 61% of the fees received for the second round of the program had been recognized life to date. As second round borrowers are not required to make payments for 16 months, it is probable that a significant portion of the borrowing base will seek forgiveness in early to mid-2022 in connection with their tax return preparation.

PPP loans of $141 million ($146 million gross of unamortized deferred fees and costs) were outstanding at December 31, 2021, including $6 million outstanding related to the KB acquisition, compared to $550 million at December 31, 2020. Bancorp has $4.6 million in net unrecognized fees related to the PPP as of December 31, 2021, which are recognized over the life of the respective loans and accelerated when the loans are paid off or forgiven.

In accordance with Section 4013 of the CARES Act and in response to requests from borrowers who experienced business interruptions related to the pandemic, Bancorp extended payment deferrals for those affected borrowers. Depending on the demonstrated need of the customer, Bancorp deferred either the full loan payment or the principal-only portion of respective loan payments for 90 or 180 days for some borrowers directly impacted by the pandemic. As of December 31, 2021 outstanding full payment loan deferrals totaled just $169,000, down from $37 million, or 1.24% of total loans (excluding PPP loans), at December 31, 2020.

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

Bancorp occasionally enters into loan participation agreements with other banks to diversify credit risk. For certain participation loans sold, Bancorp has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their ownership share of the loan without permission from Bancorp. GAAP requires the participated portion of these loans to be recorded as secured borrowings. These participated loans are included in the C&I and CRE loan portfolio segments with a corresponding liability recorded in other liabilities. At December 31, 2021 and December 31, 2020, the total participated portion of loans of this nature totaled $5 million and $10 million, respectively.

The following table presents the maturity distribution and rate sensitivity of the loan portfolio at December 31, 2021:

	Maturity
December 31, 2021 (in thousands)	Within one year	After one but within five years	After five but within fifteen years	Ater fifteen years	Total	% of Total

Commercial real estate - non-owner occupied
Fixed rate	$40,076	$453,597	$232,958	$147,088	$873,719	77%
Variable rate	44,499	116,374	92,146	1,506	254,525	23%
Total	$84,575	$569,971	$325,104	$148,594	$1,128,244	100%
Commercial real estate - owner-occupied
Fixed rate	$29,328	$281,473	$239,829	$56,115	$606,745	89%
Variable rate	12,017	23,278	34,715	1,650	71,660	11%
Total	$41,345	$304,751	$274,544	$57,765	$678,405	100%

Commercial and industrial - term
Fixed rate	$11,414	$247,254	$133,499	$16,356	$408,523	68%
Variable rate	31,081	120,111	36,995	-	188,187	32%
Total	$42,495	$367,365	$170,494	$16,356	$596,710	100%
Commercial and industrial - term - PPP
Fixed rate	$8,018	$132,716	$-	$-	$140,734	100%
Variable rate	-	-	-	-	-	0%
Total	$8,018	$132,716	$-	$-	$140,734	100%
Commercial and industrial - lines of credit
Fixed rate	$6,514	$16,262	$25,377	$-	$48,153	13%
Variable rate	242,891	76,931	2,337	-	322,159	87%
Total	$249,405	$93,193	$27,714	$-	$370,312	100%

Residential real estate - owner occupied
Fixed rate	$5,062	$13,255	$72,247	$303,978	$394,542	98%
Variable rate	1,836	2,272	1,181	864	6,153	2%
Total	$6,898	$15,527	$73,428	$304,842	$400,695	100%
Residential real estate - non-owner occupied
Fixed rate	$9,684	$70,844	$70,852	$120,262	$271,642	97%
Variable rate	4,522	2,037	2,817	-	9,376	3%
Total	$14,206	$72,881	$73,669	$120,262	$281,018	100%

Construction and land development
Fixed rate	$20,107	$31,636	$54,827	$9,392	$115,962	39%
Variable rate	65,523	76,028	40,890	803	183,244	61%
Total	$85,630	$107,664	$95,717	$10,195	$299,206	100%

Home equity lines of credit
Fixed rate	$-	$-	$-	$-	$-	0%
Variable rate	6,276	33,645	69,939	29,116	138,976	100%
Total	$6,276	$33,645	$69,939	$29,116	$138,976	100%

(continued)

(continued)	Maturity
December 31, 2021 (in thousands)	Within one year	After one but within five years	After five but within fifteen years	Ater fifteen years	Total	% of Total
Consumer
Fixed rate	$5,437	$25,582	$8,847	$934	$40,800	39%
Variable rate	51,855	11,259	380	-	63,494	61%
Total	$57,292	$36,841	$9,227	$934	$104,294	100%

Leases
Fixed rate	$605	$9,701	$3,316	$-	$13,622	100%
Variable rate	-	-	-	-	-	0%
Total	$605	$9,701	$3,316	$-	$13,622	100%

Credit Cards
Fixed rate	$-	$-	$-	$-	$-	0%
Variable rate	17,087	-	-	-	17,087	100%
Total	$17,087	$-	$-	$-	$17,087	100%

Total Loans
Fixed rate	$136,245	$1,282,320	$841,752	$654,125	$2,914,442	70%
Variable rate	477,587	461,935	281,400	33,939	1,254,861	30%
Total	$613,832	$1,744,255	$1,123,152	$688,064	$4,169,303	100%

In the event where Bancorp structures a loan with a maturity exceeding five years (typically CRE loans), an automatic rate adjustment will typically be set in place at five years from origination date to limit interest rate sensitivity.

Non-performing Loans and Assets

Information summarizing non-performing loans and assets follows:

December 31, (dollars in thousands)	2021	2020	2019	2018	2017

Non-accrual loans	$6,712	$12,514	$11,494	$2,611	$6,511
Troubled debt restructurings	12	16	34	42	869
Loans past due 90 days or more and still accruing	684	649	535	745	2
Total non-performing loans	7,408	13,179	12,063	3,398	7,382
Other real estate owned	7,212	281	493	1,018	2,640
Total non-performing assets	$14,620	$13,460	$12,556	$4,416	$10,022

Non-performing loans to total loans	0.18%	0.37%	0.42%	0.13%	0.31%
Non-peforming loans to total loans (excluding PPP) (1)	0.18%	0.44%	—	—	—
Non-performing assets as to total assets	0.22%	0.29%	0.34%	0.13%	0.31%
Allowance to non-performing loans	728%	394%	222%	751%	337%

(1) See the section titled “Non-GAAP Financial Measures” for reconcilement of non-GAAP to GAAP measures.

Non-performing loans to total loans were 0.18% at December 31, 2021 compared to 0.37% at December 31, 2020. Non-performing loans to total loans (excluding PPP loans) were 0.18% at December 31, 2021 compared to 0.44% at December 31, 2020.

Non-performing assets increased $1 million to $15 million at December 31, 2021 compared to December 31, 2020, mainly due to foreclosure on a large CRE relationship that was in non-accrual status at December 31, 2020 and shifted to OREO at December 31, 2021.

In total, non-performing assets as of December 31, 2021 were comprised of 103 loans ranging in individual amounts up to $950,000, one nominal accruing TDR loan and foreclosed real estate held for sale. Foreclosed real estate held at December 31, 2021 included two CRE properties and two residential real estate properties.

The following table presents the major classifications of non-accrual loans by portfolio:

December 31, (in thousands)	2021	2020

Commercial real estate - non-owner occupied	$720	$10,278
Commercial real estate - owner occupied	1,748	1,403
Total commercial real estate	2,468	11,681

Commercial and industrial - term	670	6
Commercial and industrial - lines of credit	228	88
Total commercial and industrial	898	94

Residential real estate - owner occupied	1,997	413
Residential real estate - non-owner occupied	293	101
Total residential real estate	2,290	514

Construction and land development	—	—
Home equity lines of credit	646	221
Consumer	410	4
Leases	—	—
Credit cards	—	—
Total non-accrual loans	$6,712	$12,514

Loans are placed in a non-accrual income status when prospects for recovering both principal and accrued interest are considered doubtful or when a default of principal or interest has existed for 90 days or more, unless such a loan is well- secured and in the process of collection or renewal. Interest income recorded on non-accrual loans as principal payments was $312,000, $350,000, and $552,000 for 2021, 2020, and 2019. Interest income that would have been recorded if non-accrual loans were on a current basis in accordance with their original terms was $359,000, $457,000, and $491,000 for 2021, 2020, and 2019.

In addition to non-performing loans discussed above, there were loans, which are accruing interest, for which payments were current or less than 90 days past due where borrowers are experiencing elevated financial difficulties. These potential problem loans totaled approximately $40 million and $26 million at December 31, 2021 and 2020. These relationships are monitored closely for possible future inclusion in non-performing loans. Management believes it has adequately reflected credit exposure in these loans in its determination of the allowance.

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

On March 2020, the CARES Act was signed into law. Section 4013 of the CARES Act, “Temporary Relief from Troubled Debt Restructurings,” provides banks the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. To qualify for Section 4013 of the CARES Act, borrowers must have been current at December 31, 2019. All modifications are eligible as long as they are executed between March 1, 2020 and the earlier of (i) December 31, 2020, or (ii) the 60th day after the end of the COVID-19 national emergency declared by the President of the United States. Multiple modifications of the same credits are allowed and there is no cap on the duration of the modification. On December 21, 2020, certain provisions of the CARES Act, including the temporary suspension of certain requirements related to TDRs, were extended through December 31, 2021.

Also in March 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by the pandemic. The interagency statement was effective immediately and impacted accounting for loan modifications. Under Accounting Standards Codification 310-40, “Receivables – Troubled Debt Restructurings by Creditors,” (“ASC 310-40”), a restructuring of debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented.

At both December 31, 2021 and December 31, 2020, Bancorp had one loan classified as a TDR, the balance of which was $12,000 and $16,000, respectively, as of those dates.

Delinquent Loans

Delinquent loans (consisting of all loans 30 days or more past due) totaled $11 million at December 31, 2021 compared to $17 million at December 31, 2020. Delinquent loans total loans were 0.26% and 0.48% at December 31, 2021 and December 31, 2020. Delinquent loans to total loans (excluding PPP loans) were 0.27% and 0.57% at December 31, 2021 and December 31, 2020. See the section titled “Non-GAAP Financial Measures” for reconcilement of non-GAAP to GAAP measures.

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

The following table sets forth the ACL by category of loan:

	December 31, 2021			December 31, 2020
(dollars in thousands)	Allocated Allowance	% of Total ACL on loans	ACL on loans to Total Loans (1)	Allocated Allowance	% of Total ACL on loans	ACL on loans to Total Loans

Commercial real estate - non-owner occupied	$15,960	30%	1.41%	$19,396	37%	2.33%
Commercial real estate - owner occupied	9,595	18%	1.41%	6,983	13%	1.37%
Total commercial real estate	25,555	48%	1.41%	26,379	50%	1.97%

Commercial and industrial - term (1)	8,577	16%	1.44%	8,970	17%	1.71%
Commercial and industrial - lines of credit	4,802	9%	1.30%	3,614	7%	1.45%
Total commercial and industrial	13,379	25%	1.38%	12,584	24%	1.62%

Residential real estate - owner occupied	4,316	8%	1.08%	3,389	7%	1.42%
Residential real estate - non-owner occupied	3,677	7%	1.31%	1,818	3%	1.29%
Total residential real estate	7,993	15%	1.17%	5,207	10%	1.37%

Construction and land development	4,789	9%	1.60%	6,119	12%	2.10%
Home equity lines of credit	1,044	2%	0.75%	895	2%	0.94%
Consumer	772	1%	0.74%	340	1%	0.47%
Leases	204	0%	1.50%	261	1%	1.77%
Credit cards	162	0%	0.95%	135	0%	1.32%
Total	$53,898	100%	1.34%	$51,920	100%	1.74%

(1) Excludes the PPP loan portfolio at December 31, 2021 and December 31, 2020, which was not reserved for based on the 100% SBA guarantee.

The adoption of CECL and the subsequent beginning of the pandemic had a material impact on Bancorp’s quarterly ACL on loans calculations for 2020. Upon adoption of ASC 326 on January 1, 2020, Bancorp recorded an increase of $8.2 million to the ACL on loans and a corresponding decrease to retained earnings, net of the DTA impact. The adjustment upon adoption of ASC 326 raised the ACL on loans balance to $37 million effective January 1, 2020.

Bancorp’s ACL on loans was $54 million as of December 31, 2021 compared to $52 million as of December 31, 2020. The change in the ACL on loans was driven by a number of competing factors, which resulted in the $2.0 million, or 4%, increase experienced for the year ended December 31, 2021. Acquisition-related activity was responsible for a total increase to the ACL on loans of $14.2 million, comprised of a $6.8 million day one adjustment for specific reserves placed on acquired PCD loans (offset to goodwill) and $7.4 million of provision expense related to the remaining acquired non-PCD loan portfolio. Partially offsetting the acquisition-related increases was a net reduction of the ACL on loans of $6.0 million for the year ended December 31, 2021 stemming from an improved unemployment forecast, general improvement in other underlying CECL model factors compared to recent periods and updates to Bancorp’s CECL model. Further reducing the ACL on loans were net charge offs of $6.2 million for the year, which were driven by the charge off of two large CRE relationships totaling $4.4 million. Both relationships were fully reserved and the charge off had no income statement impact for the year ended December 31, 2021. Partially offsetting these charge offs was a $555,000 recovery of a note that was fully charged off in 2020.

Outstanding loan balances (excluding PPP) grew $1.05 billion, or 35%, between December 31, 2020 and December 31, 2021, as a result of the loan portfolio added through the KB acquisition and strong organic loan growth. This growth and related changes in the overall loan mix contributed $16.8 million of provision expense for the year ended December 31, 2021. However, a net benefit of $15.4 million stemming from the improvement in the unemployment forecast and underlying CECL model factors mentioned above significantly offset the growth-related expense.

The FRB’s forecast of the Seasonally Adjusted National Civilian Unemployment Rate is the primary loss driver within Bancorp’s CECL model. The actual rate steadily improved over the past year after spiking to 14.8% in April of 2020, standing at 3.9% as of December 31, 2021, which caused the forecast to improve substantially throughout the year. Changes in the unemployment forecast contributed a net benefit to provision for credit losses on loans of approximately $6 million for the year ended December 31, 2021 compared to a net reserve build of approximately $11 million for the year ended December 31, 2020.

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

While separate from the ACL on loans and recorded in Other Liabilities on Bancorp’s consolidated balance sheets, the ACL for off balance sheet credit exposures decreased $1.9 million, or 35%, to $3.5 million at December 31, 2021. Reductions of the ACL for off balance sheet credit exposures totaling $2.2 million were recorded for the year ended December 31, 2021, as a result of continued improvement in line of credit utilization, attributed largely to the C&I portfolio, and improved CECL model factors. C&I line of credit utilization improved to 31.8% at December 31, 2021 compared to 26.1% at December 31, 2020. While utilization improved significantly during 2021, it still remains well below pre-pandemic levels. Partially offsetting these reductions was the loan portfolio added through the KB acquisition, which resulted in a $250,000 increase in the ACL for off balance sheet credit exposures at acquisition date with no corresponding impact on earnings.

Summary of Activity in the ACL on Loans

The table below reflects activity in the ACL related to loans for the years ended December 31, 2021 and 2020:

(in thousands) Year ended December 31, 2021	Beginning Balance	Initial Allowance on PCD Loans	Provision for Credit Losses on Loans	Charge-offs	Recoveries	Ending Balance

Commercial real estate - non-owner occupied	$19,396	$1,491	$(2,031)	$(3,065)	$169	$15,960
Commercial real estate - owner occupied	6,983	2,112	1,826	(1,909)	583	9,595
Total commercial real estate	26,379	3,603	(205)	(4,974)	752	25,555

Commercial and industrial - term	8,970	1,022	(112)	(1,337)	34	8,577
Commercial and industrial - lines of credit	3,614	1,755	(567)	-	-	4,802
Total commercial and industrial	12,584	2,777	(679)	(1,337)	34	13,379

Residential real estate - owner occupied	3,389	142	1,134	(383)	34	4,316
Residential real estate - non-owner occupied	1,818	88	1,766	-	5	3,677
Total residential real estate	5,207	230	2,900	(383)	39	7,993

Construction and land development	6,119	-	(1,333)	-	3	4,789
Home equity lines of credit	895	147	1	-	1	1,044
Consumer	340	-	743	(987)	676	772
Leases	261	-	(57)	-	-	204
Credit cards	135	-	27	-	-	162
Total	$51,920	$6,757	$1,397	$(7,681)	$1,505	$53,898

Year ended December 31, 2020 (in thousands)	Beginning Balance	Impact of Adopting ASC 326	Initial ACL on Loans Purchased with Credit Deterioration	Provision for Credit Losses	Charge-offs	Recoveries	Ending Balance

Commercial real estate - non-owner occupied	$5,235	$2,946	$152	$11,194	$(143)	$12	$19,396
Commercial real estate - owner occupied	3,327	1,542	1,350	2,115	(1,351)	-	6,983
Total commercial real estate	8,562	4,488	1,502	13,309	(1,494)	12	26,379

Commercial and industrial - term	6,782	365	-	1,832	(18)	9	8,970
Commercial and industrial - lines of credit	5,657	(1,528)	-	(515)	-	-	3,614
Total commercial and industrial	12,439	(1,163)	-	1,317	(18)	9	12,584

Residential real estate - owner occupied	1,527	1,087	99	737	(79)	18	3,389
Residential real estate - non-owner occupied	947	429	-	442	(2)	2	1,818
Total residential real estate	2,474	1,516	99	1,179	(81)	20	5,207

Construction and land development	2,105	3,056	-	902	-	56	6,119
Home equity lines of credit	728	114	-	53	-	-	895
Consumer	100	264	34	91	(508)	359	340
Leases	237	(4)	-	28	-	-	261
Credit cards - commercial	146	(50)	-	39	-	-	135
Total net loan (charge-offs) recoveries	$26,791	$8,221	$1,635	$16,918	$(2,101)	$456	$51,920

The table below reflects activity in the ACL related to loans for the year ended December 31, 2019, presented in accordance with ASC 310 prior to the adoption of ASC 326:

Year ended December 31, 2019 (in thousands)	Beginning Balance	Provision for Credit Losses	Charge-offs	Recoveries	Ending Balance

Real estate mortgage	$10,681	$1,021	$(38)	$100	$11,764
Commercial and industrial	11,965	684	(94)	267	12,822
Construction and development	1,760	(644)	-	203	1,319
Undeveloped land	752	34	-	-	786
Consumer	376	(95)	(552)	371	100
Total	$25,534	$1,000	$(684)	$941	$26,791

The table below details net charge-offs to average loans outstanding by category of loan for the years ended December 31, 2021 and 2020:

	2021			2020
Year ended December 31, (dollars in thousands)	Net (charge offs)/ recoveries	Average Loans	Net (charge offs)/ recoveries to average loans	Net (charge offs)/ recoveries	Average Loans	Net (charge offs)/ recoveries to average loans

Commercial real estate - non-owner occupied	$(2,896)	$1,027,405	-0.28%	$(131)	$798,085	-0.02%
Commercial real estate - owner occupied	(1,326)	592,577	-0.22%	(1,351)	481,057	-0.28%
Total commercial real estate	(4,222)	1,619,982	-0.26%	(1,482)	1,279,142	-0.12%

Commercial and industrial - term	(1,303)	550,101	-0.24%	(9)	500,571	0.00%
Commercial and industrial - term - PPP	-	397,282	0.00%	-	442,510	0.00%
Commercial and industrial - lines of credit	-	290,231	0.00%	-	264,777	0.00%
Total commercial and industrial	(1,303)	1,237,614	-0.11%	(9)	1,207,858	0.00%

Residential real estate - owner occupied	(349)	334,718	-0.10%	(61)	218,998	-0.03%
Residential real estate - non-owner occupied	5	221,214	0.00%	-	137,470	0.00%
Total residential real estate	(344)	555,932	-0.06%	(61)	356,468	-0.02%

Construction and land development	3	290,705	0.00%	56	259,283	0.02%
Home equity lines of credit	1	121,276	0.00%	-	100,616	0.00%
Consumer	(311)	98,093	-0.32%	(149)	77,082	-0.19%
Leases	-	13,770	0.00%	-	14,897	0.00%
Credit cards	-	13,885	0.00%	-	9,563	0.00%
Total	$(6,176)	$3,951,257	-0.16%	$(1,645)	$3,304,909	-0.05%

Selected ratios relating to the allowance follow:

Years Ended December 31,	2021	2020	2019

Provision for credit losses to average loans	0.04%	0.51%	0.04%
Net (charge-offs)/recoveries to average loans	-0.16%	-0.05%	0.01%
Allowance for credit losses to average loans	1.36%	1.57%	0.99%
Allowance for credit losses to total loans	1.29%	1.47%	0.94%
Allowance for credit losses to total loans (excluding PPP) (1)	1.34%	1.74%	—

(1) See the section titled “Non-GAAP Financial Measures” for reconcilement of non-GAAP to GAAP measures.

Premises and Equipment

Premises and equipment are presented on the consolidated balance sheets net of related depreciation on the respective assets as well as fair value adjustments associated with purchase accounting. Premises and equipment increased $19 million, or 33%, between December 31, 2020 and December 31, 2021 as a result of the KB acquisition, which added 19 locations. As of December 31, 2021, Bancorp has 63 full service banking center locations; 33 in the Louisville MSA, 19 in central and eastern Kentucky, 6 in the Cincinnati MSA and 5 in the Indianapolis MSA.

BOLI

Bank-owned life insurance assets increased $20 million, or 60%, to $53 million at December 31, 2021, compared to $33 million at December 31, 2020, the increase stemming directly from life insurance assets added as a result of the KB acquisition.

Goodwill

At December 31, 2021, Bancorp had $136 million in goodwill recorded on its balance sheet, including $123 million recorded in association with the acquisition of KB. As permitted under GAAP, management has up to 12 months following the date of acquisition to finalize the fair values of the acquired assets and assumed liabilities related to the KB acquisition. During this measurement period, Bancorp may record subsequent adjustments to goodwill for provisional amounts recorded at the acquisition date.

Events that may trigger goodwill impairment include deterioration in economic conditions, a decline in market-dependent multiples or metrics (i.e. stock price falling below tangible book value), negative trends in overall financial performance and regulatory action. At September 30, 2021, Bancorp elected to perform a qualitative assessment to determine if it was more-likely-than-not that the fair value of the Commercial Banking reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was not more-likely-than-not that the carrying value of the reporting unit exceeded its fair value.

Core Deposit Intangibles (CDI)

CDI assets arising from business acquisitions are initially measured at fair value and are then amortized on an accelerated method of their useful lives. CDI assets increased $4 million as of December 31, 2021 compared to December 31, 2020, entirely as a result of assets added through the KB acquisition.

Other Assets and Other Liabilities

Other assets increased $15 million, or 21%, as of December 31, 2021 compared to December 31, 2020 while other liabilities increased $9 million, or 10%, for the same respective periods.

The increase in Other Assets between December 31, 2020 and December 31, 2021 was attributed mainly to the addition of a large CRE OREO property, growth in MSR assets stemming from the KB acquisition, increased values of insurance policies outside of traditional BOLI, additional investment in tax credit partnerships and general increases in other assets related to the KB acquisition. Partially offsetting the overall increase was a reduction in interest rate swap assets.

The increase for Other Liabilities between December 31, 2020 and December 31, 2021 was driven by the accrual of an AFS debt security purchase that will settle in early 2022 and higher accrued employee incentive compensation associated with record operating results. These increases were offset by the reduction of various accrued liabilities, including tax credit partnership obligations, the ACL for off balance sheet credit exposures and interest rate swap liabilities.

Market value changes on interest rate swap transactions maintained for certain loan customers played a role in the fluctuations of both Other Asset and Other Liabilities, as noted above. Bancorp enters into these interest rate swap transactions with borrowers who desire to hedge exposure to rising interest rates, while at the same time entering into an offsetting interest rate swap, with substantially matching terms, with another approved independent counterparty. These are undesignated derivative instruments and are recognized on the balance sheet at fair value via both an asset and a related liability as Bancorp has an agreement with the borrower (the asset) and the counterparty (the liability). Because of matching terms of offsetting contracts and collateral provisions mitigating any non-performance risk, changes in fair value have an offsetting effect on the related asset and liability. For this reason, the market value changes over the past 12 months stemming from the declining interest rate environment have resulted in increases to both the asset and liability associated with these transactions. For additional information, see the footnote titled “Derivative Financial Instruments.”

Deposits

Total deposits increased $1.80 billion, or 45%, from December 31, 2020 to December 31, 2021. Deposits totaling $1.04 billion were assumed as a result of the KB acquisition. Deposit balances attributed to the acquired portfolio and related market increased slightly to $1.08 billion as of December 31, 2021. Excluding the deposits attributed to the Central Kentucky market, deposits grew $718 million, or 18%. Average deposit balances have increased $1.27 billion, or 35%, over the past 12 months, as federal programs such as the PPP, stimulus checks and enhanced unemployment benefits drove both ending and average deposit balances to record levels as of December 31, 2021 in addition to deposits added as a result of the acquisition.

(dollars in thousands)			Variance
December 31,	2021	2020	$ Change	% Change

Non-interest bearing demand deposits	$1,755,754	$1,187,057	$568,697	48%

Interest bearing deposits:
Interest bearing demand	2,131,928	1,355,985	775,943	57%
Savings	415,258	208,774	206,484	99%
Money market	1,050,352	844,414	205,938	24%

Time deposit accounts of $250,000 or more	89,745	73,065	16,680	23%
Other time deposits	344,477	319,339	25,138	8%
Total time deposits	434,222	392,404	41,818	11%

Total interest bearing deposits	4,031,760	2,801,577	1,230,183	44%

Total deposits (1)	$5,787,514	$3,988,634	$1,798,880	45%

(1)    Includes $5 million and $25 million in brokered deposits as of December 31, 2021 and December 31, 2020, respectively.

The composition of deposits, bifurcated between Bancorp’s legacy deposit portfolio and the deposit portfolio acquired through expansion into the Central Kentucky market through the KB acquisition, is presented below. This composition is presented to provide detail of the Central Kentucky market’s deposit portfolio and its contribution to the total deposit composition of Bancorp at December 31, 2021.

	As of December 31, 2021
(dollars in thousands)	Legacy	Central Kentucky	Total

Non-interest bearing demand deposits	$1,533,188	$222,566	$1,755,754

Interest bearing deposits:
Interest bearing demand	1,628,598	503,330	2,131,928
Savings	258,032	157,226	415,258
Money market	961,579	88,773	1,050,352

Time deposit accounts of $250,000 or more	66,045	23,700	89,745
Other time deposits(1)	259,636	84,841	344,477
Total time deposits	325,681	108,541	434,222

Total interest bearing deposits	3,173,890	857,870	4,031,760

Total deposits	$4,707,078	$1,080,436	$5,787,514

Despite the sharp average balance increase experienced over the past twelve months, Bancorp has experienced significant benefit from lower deposit rates. The average cost of interest bearing deposits declined 25 bps to 0.17% between December 31, 2020 and December 31, 2021, while the overall cost of deposits (including non-interest bearing deposits) declined 14 bps to 0.15% over the same period.

Average deposit balances and average rates paid on such deposits for the years indicated are summarized as follows:

	2021		2020		2019
Years Ended December 31, (dollars in thousands)	Average balance	Average rate	Average balance	Average rate	Average balance	Average rate

Non-interest bearing demand deposits	$1,578,795	—%	$1,100,942	—%	$765,103	—%
Interest bearing demand deposits	1,633,606	0.11	1,133,308	0.16	875,897	0.57
Savings deposits	328,570	0.03	190,368	0.02	166,509	0.17
Money market deposits	919,778	0.06	771,363	0.19	695,411	1.02
Time deposits	420,308	0.76	412,506	1.74	406,176	2.02

Total Average Deposits	$4,881,057		$3,608,487		$2,909,096

Maturities of time deposits of $250,000 or more at December 31, 2021 are summarized as follows:

(in thousands)

3 months or less	$16,561
Over 3 through 6 months	13,215
Over 6 through 12 months	35,753
Over 12 months	24,216
Total	$89,745

Securities Sold Under Agreement to Repurchase

Information regarding SSUAR follows:

December 31, (dollars in thousands)	2021	2020
Outstanding balance at end of period	$75,466	$47,979
Weighted average interest rate at end of period	0.04%	0.05%

Years Ended December 31, (dollars in thousands)	2021	2020	2019

Average outstanding balance during the period	$62,534	$40,363	$38,555
Average interest rate during the period	0.04%	0.09%	0.26%
Maximum outstanding at any month end during the period	$81,964	$47,979	$52,599

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

SSUARs totaled $75 million and $48 million at December 31, 2021 and December 31, 2020, respectively, as SSUARs totaling $11 million were assumed as part of the KB acquisition. The remaining increase in SSUAR is consistent with the general trend of customers maintaining elevated deposit balances.

Federal Funds Purchased and Other Short-Term Borrowing

FFP and other short-term borrowing balances decreased $1 million, or 10%, between December 31, 2020 and December 31, 2021. At December 31, 2021, FFP relate entirely to excess liquidity held by downstream correspondent bank customers of Bancorp.

FHLB Advances

FHLB advances decreased $32 million between December 31, 2020 and December 31, 2021 due to maturing advances not being renewed or replaced in addition to elective pay offs, resulting in Bancorp having no outstanding FHLB advances at December 31, 2021. During the first quarter of 2021, Bancorp elected to pay down certain advances prior to maturity without incurring pre-payment penalties. During the second quarter of 2021, Bancorp paid off $14 million of term advances, with a weighted average cost of 2.03%, prior to their maturity incurring an early-termination fee of $474,000. Bancorp based this decision on its excess liquidity position driven by the substantial deposit growth it achieved over the past year, combined with consideration for the cost of the advances and a break-even analysis.

As a result of the KB acquisition, FHLB advances totaling $91 million were assumed and paid off immediately upon acquisition based on current levels of excess liquidity. Early termination penalties totaling $2.5 million were incurred as a result of the payoffs, but had no income statement impact for the year ended December 31, 2021 due to the fair value adjustment recorded through goodwill at acquisition.

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

For the years ended December 31, 2020 and 2021, Bancorp did not experience any significant funding issues related to the PPP or the pandemic in general. A significant portion of the PPP borrowings have remained in the form of commercial deposits and have generally been slow to outflow, as customers have utilized the funds to strengthen their balance sheets. In addition, federal stimulus checks and more lucrative unemployment benefits have also contributed to higher than normal deposit balances, resulting in record levels of liquidity. If a liquidity issue arose, Bancorp would utilize overnight funds from the FHLB (the lowest costing source), in which ‐‐‐‐‐‐Bancorp has available credit of $1.00 billion as of December 31, 2021.

Bancorp’s most liquid assets are comprised of cash and due from banks, FFS and AFS debt securities. FFS and interest bearing deposits totaled $899 million and $275 million at December 31, 2021 and December 31, 2020, respectively. FFS normally have overnight maturities while interest-bearing deposits in banks are accessible on demand. These investments are used for general daily liquidity purposes. The fair value of the AFS debt security portfolio was $1.18 billion and $587 million at December 31, 2021 and December 31, 2020, respectively. The investment portfolio includes scheduled maturities of $6 million and expected cash flows on amortizing AFS debt securities of approximately $185 million (based on scheduled payments and assumed pre-payment speeds as of December 31, 2021) over the next 12 months. Combined with FFS and interest bearing deposits from banks, AFS debt securities offer substantial resources to meet either loan growth or reductions in Bancorp’s deposit funding base. Bancorp pledges portions of its investment securities portfolio to secure public funds, cash balances of certain WM&T accounts and SSUAR. At December 31, 2021, total investment securities pledged for these purposes comprised 75% of the AFS debt securities portfolio, leaving approximately $301 million of unpledged AFS debt securities.

Bancorp’s deposit base consists mainly of core deposits, defined as time deposits less than or equal to $250,000, demand, savings, money market deposit accounts and excludes public funds and brokered deposits. At December 31, 2021, such deposits totaled $5.05 billion and represented 87% of Bancorp’s total deposits, as compared with $3.54 billion, or 89% of total deposits at December 31, 2020. Because these core deposits are less volatile and are often tied to other products of Bancorp through long lasting relationships, they do not place undue pressure on liquidity. However, many of Bancorp’s individual depositors are currently maintaining historically high balances. These excess balances may be more sensitive to market rates, with potential decreases possibly straining Bancorp’s liquidity position.

As of December 31, 2021 and December 31, 2020, Bancorp held brokered deposits totaling $5 million and $25 million, respectively. The $5 million of brokered deposits outstanding at December 31, 2021 was entirely attributed to deposits added through the KB acquisition.

Included in total deposit balances at December 31, 2021 and 2020 were $645 million and $355 million, respectively, of public funds generally comprised of accounts from local government agencies and public school districts in the markets in which Bancorp operates. The large increase stems from deposit relationships added through expansion into the Central Kentucky market.

Bancorp is a member of the FHLB of Cincinnati. As a member of the FHLB, Bancorp has access to credit products of the FHLB. Bancorp views these borrowings as a potential low cost alternative to brokered deposits. At December 31, 2021 and December 31, 2020, available credit from the FHLB totaled $1.00 billion and $804 million, respectively. The increase in available credit during 2021 resulted from an increase in eligible loans (those pledged for collateral-based borrowing capacity) and the maturity or elective payoff of all FHLB borrowings. See the footnote titled “FHLB Advances” for additional detail.  Additionally, Bancorp had unsecured available FFP lines with correspondent banks totaling $80 million at both December 31, 2021 and December 31, 2020.

During the normal course of business, Bancorp enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through Bancorp’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of Bancorp’s liquidity.

Bancorp’s principal source of cash revenue is dividends paid to it as the sole shareholder of the Bank. As discussed in the footnote titled “Commitments and Contingent Liabilities,” as of January 1st of any year, the Bank may pay dividends in an amount equal to the Bank’s net income of the prior two years less any dividends paid for the same two years. At December 31, 2021, the Bank may pay an amount equal to $53 million in dividends to Bancorp without regulatory approval subject to ongoing capital requirements of the Bank.

Sources and Uses of Cash

Cash flow is provided primarily through financing activities of Bancorp, which include raising deposits and borrowing funds from institutional sources such as advances from the FHLB and FFP, as well as scheduled loan repayments and cash flows from AFS debt securities. These funds are primarily used to facilitate investment activities of Bancorp, which include making loans and purchasing securities for the investment portfolio. Another important source of cash is net income of the Bank from operating activities.  For further detail regarding the sources and uses of cash, see the “Consolidated Statements of Cash Flows” in Bancorp’s consolidated financial statements.

Commitments

In the normal course of business, Bancorp is party to activities that contain credit, market and operational risk that are not reflected in whole or in part in Bancorp’s consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments, commitments under operating leases and long-term debt.

Bancorp provides customers with off-balance sheet credit support through loan commitments and standby letters of credit. Unused loan commitments increased $300 million as of December 31, 2021 compared to December 31, 2020 consistent with the KB acquisition.

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

Additional detail regarding credit-related financial instruments, including both commitments to extend credit and letters of credit at December 31, 2021 are as follows:

	Amount of commitment expiration per period
	Less than	1-3	3-5	Over 5
(in thousands)	1 year	years	years	years	Total

Unused loan commitments	$929,296	$365,662	$113,717	$251,698	$1,660,373
Standby letters of credit	30,265	480	34	—	30,779

See the footnote titled “Commitments and Contingent Liabilities” for additional detail.

At December 31, 2021 and December 31, 2020, Bancorp had accrued $3.5 million and $5.4 million, respectively, in other liabilities for its estimate of inherent risks related to unfunded credit commitments. The decrease is consistent with improvement in both line of credit utilization and the underlying CECL model factors.

Standby letters of credit are conditional commitments issued by Bancorp to guarantee the performance of a customer to a third party beneficiary. Those guarantees are primarily issued to support commercial transactions. Standby letters of credit generally have maturities of one to two years.

In addition to owned banking facilities, Bancorp has entered into long-term leasing arrangements for certain branch facilities. Bancorp also has required future payments for a non-qualified defined benefit retirement plan, time deposit maturities and other obligations.

Required payments under such commitments at December 31, 2021 are as follows:

	Payments due by period
	Less than	1-3	3-5	Over 5
(in thousands)	1 year	years	years	years	Total

Time deposit maturities	$320,741	$96,422	$16,977	$82	$434,222
Operating leases (1)	2,634	5,081	3,532	7,699	18,946
Defined benefit retirement plan	—	137	356	2,785	3,278
Other (2)	1,616	1,865	1,588	2,673	7,742

(1) Includes assumed renewals.

(2) Consists primarily of contractual requirements relating to tax credit investments and community sponsorships.

Capital

Information pertaining to Bancorp’s capital balances and ratios follows:

Years ended December 31, (dollars in thousands, except per share data)	2021	2020	2019

Stockholders’ equity	$675,869	$440,701	$406,297
Dividends per share	$1.10	$1.08	$1.04
Dividend payout ratio, based on basic EPS	36.67%	41.38%	35.62%

Bancorp increased its cash dividends declared to stockholders during 2021 to an annual dividend of $1.10, from $1.08 per share in 2020 and $1.04 in 2019. This represents a payout ratio of 36.67% based on basic EPS and an annual dividend yield of 1.72% based upon the year-end closing stock price.

At December 31, 2021, stockholders’ equity totaled $676 million, representing an increase of $235 million, or 53%, compared to December 31, 2020. The large increase during 2021 was attributed mainly to stock issued in relation to the KB acquisition, which totaled $205 million. Further, net income of $74.6 million was partially offset by a larger negative change in AOCI and dividends declared for the year ended December 31, 2021. AOCI consists of net unrealized gains or losses on AFS debt securities and a minimum pension liability, each net of income taxes. AOCI declined $17 million from December 31, 2020 to December 31, 2021, with the fluctuation stemming from the changing interest rate environment and corresponding valuation of the AFS debt securities portfolio. See the “Consolidated Statement of Changes in Stockholders’ Equity” for further detail of changes in equity.

In May 2021, Bancorp’s Board of Directors extended its share repurchase program authorizing the repurchase of up to 1 million shares, or approximately 4% of Bancorp’s total common shares outstanding at inception. The plan, which will expire in May 2023 unless otherwise extended or completed at an earlier date, does not obligate Bancorp to repurchase any specific dollar amount or number of shares prior to the plan’s expiration. Based on economic developments over the past year, the increased importance of capital preservation and the announcement of two acquisitions, no shares were repurchased in 2020 nor 2021. Approximately 741,000 shares remain eligible for repurchase under the current repurchase plan.

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

The following table sets forth consolidated Bancorp’s and the Bank’s risk based capital ratios:

December 31,	2021	2020

Total risk-based capital (1)
Consolidated	12.79%	13.36%
Bank	12.42	12.99

Common equity tier 1 risk-based capital (1)
Consolidated	11.94	12.23
Bank	11.56	11.85

Tier 1 risk-based capital (1)
Consolidated	11.94	12.23
Bank	11.56	11.85

Leverage (2)
Consolidated	8.86	9.57
Bank	8.57	9.26

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

Capital ratios for the year ended December 31, 2021 decreased compared to the prior year as a result of substantial average asset and risk-weighted asset growth, driven by both organic and acquisition-related activity. While pressure was placed on risk-based capital and leverage ratios due to this growth, Bancorp continues to exceed the regulatory requirements for all calculations. Bancorp and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB and the FDIC, in addition to the capital conservation buffer.

Banking regulators have categorized the Bank as well-capitalized. To meet the definition of well-capitalized for prompt corrective action requirements, a bank must have a minimum 6.5% Common Equity Tier 1 Risk-Based Capital ratio, 8.0% Tier 1 Risk-Based Capital ratio, 10.0% Total Risk-Based Capital ratio and 5.0% Tier 1 Leverage ratio.

Additionally, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, Bancorp and the Bank must hold a 2.5% capital conservation buffer composed of Common Equity Tier 1 Risk-Based Capital above the minimum risk-based capital requirements for the Common Equity Tier 1 Risk-Based Capital ratio, Tier 1 Risk-Based Capital ratio and Total Risk-Based Capital ratio necessary to be considered adequately-capitalized. At December 31, 2021, the adequately-capitalized minimums, including the capital conservation buffer, were a 6.0% Common Equity Tier 1 Risk-Based Capital ratio, 8.5% Tier 1 Risk-Based Capital ratio and 10.5% Total Risk-Based Capital ratio.

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

Interest rate swaps are valued using primarily Level 2 inputs. Fair value measurements generally based on benchmark forward yield curves and other relevant observable market data. For purposes of potential valuation adjustments to derivative positions, Bancorp evaluates the credit risk of its counterparties as well as its own credit risk. To date, Bancorp has not realized any losses due to a counterparty’s inability to perform and the change in value of derivative assets and liabilities attributable to credit risk was not significant during 2019, 2020 and 2021.

MSRs, carried in other assets and recorded at fair value upon capitalization, are amortized to correspond with estimated servicing income and are periodically assessed for impairment based on fair value at the reporting date. Fair value is based on a valuation model that calculates the present value of estimated net servicing income. The model incorporates assumptions that market participants would use in estimating future net servicing income. These measurements are classified as Level 3. At December 31, 2021 and 2020, there was no valuation allowance for MSRs, as fair value exceeded carrying value.

Loans considered to be collateral dependent are measured for impairment and, if indicated, a specific allocation is established based on the value of underlying collateral. Collateral dependent loans include non-accrual loans and loans accounted for as TDRs. For collateral dependent loans, fair value amounts represent only those loans with specific valuation allowances and loans charged down to their carrying value. At December 31, 2021 and December 31, 2020, the carrying value of collateral dependent loans measured at fair value on a non-recurring basis was $7 million and $8 million. These measurements are classified as Level 3.

OREO, which is carried in other assets at the lower of cost or fair value, is periodically assessed for impairment based on fair value at the reporting date. Fair value is commonly based on recent real estate appraisals or valuations performed by internal or external parties which use judgments and assumptions that are property-specific and sensitive to changes in the overall economic environment. Appraisals may be further discounted based on management’s historical knowledge and/or changes in market conditions from the date of the most recent appraisal. Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3. OREO is equal to the carrying value of only parcels of OREO for which carrying value equals appraised value. If a parcel of OREO has a carrying value below its appraised value, it is not considered to be carried at fair value. The losses represent write-downs which occurred during the period indicated. At December 31, 2021 and 2020, the carrying value of OREO was $7 million and $281,000.

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

Non-GAAP Financial Measures

The following table provides a reconciliation of total stockholders’ equity in accordance with GAAP to tangible stockholders’ equity (TCE), a non-GAAP disclosure. Bancorp provides the TCE per share, a non-GAAP measure, in addition to those defined by banking regulators, based on its widespread use by investors as a means to evaluate capital adequacy:

December 31, (dollars in thousands, except per share data)	2021	2020

Total stockholders' equity - GAAP (a)	$675,869	$440,701
Less: Goodwill	(135,830)	(12,513)
Less: Core deposit intangible	(5,596)	(1,962)
Tangible common equity - Non-GAAP (c)	$534,443	$426,226

Total assets - GAAP (b)	$6,646,025	$4,608,629
Less: Goodwill	(135,830)	(12,513)
Less: Core deposit intangible	(5,596)	(1,962)
Tangible assets - Non-GAAP (d)	$6,504,599	$4,594,154

Total stockholders' equity to total assets - GAAP (a/b)	10.17%	9.56%
Tangible common equity to tangible assets - Non-GAAP (c/d)	8.22%	9.28%

Total shares outstanding (e)	26,596	22,692

Book value per share - GAAP (a/e)	$25.41	$19.42
Tangible common equity per share - Non-GAAP (c/e)	20.09	18.78

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

December 31, (dollars in thousands)	2021	2020

Total loans - GAAP (a)	$4,169,303	$3,531,596
Less: PPP loans	(140,734)	(550,186)
Total non-PPP loans - Non-GAAP (b)	$4,028,569	$2,981,410

Allowance for credit losses on loans (c)	$53,898	$51,920
Non-performing loans (d)	7,408	13,179
Delinquent loans (e)	11,036	16,939

Allowance for credit losses on loans to total loans - GAAP (c/a)	1.29%	1.47%
Allowance for credit losses on loans to total loans - Non-GAAP (c/b)	1.34%	1.74%

Non-performing loans to total loans - GAAP (d/a)	0.18%	0.37%
Non-performing loans to total loans - Non-GAAP (d/b)	0.18%	0.44%

Delinquent loans to total loans - GAAP (e/a)	0.26%	0.48%
Delinquent loans to total loans - Non-GAAP (e/b)	0.27%	0.57%

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

Years ended December 31, (dollars in thousands)	2021	2020	2019

Total non-interest expenses - GAAP (a)	$142,280	$101,659	$98,116
Less: Non-recurring merger expenses	(19,025)	—	(1,313)
Less: Amortization of investments in tax credit partnerships	(367)	(3,096)	(1,078)
Total non-interest expenses - Non-GAAP (c )	$122,888	$98,563	$95,725

Total net interest income, FTE	$171,508	$136,133	$125,571
Total non-interest income	65,850	51,899	49,428
Less: Gain/loss on sale of securities	—	—	—
Total revenue - GAAP (b)	$237,358	$188,032	$174,999

Efficiency ratio - GAAP (a/b)	59.94%	54.06%	56.07%
Efficiency ratio - Non-GAAP (c/b)	51.77%	52.42%	54.70%

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

Item 8.            Financial Statements and Supplementary Data.

The following consolidated financial statements of Bancorp, and reports of independent registered public accounting firms and management are included below:

Consolidated Balance Sheets - December 31, 2021 and 2020

Consolidated Statements of Income - years ended December 31, 2021, 2020 and 2019

Consolidated Statements of Comprehensive Income - years ended December 31, 2021, 2020 and 2019

Consolidated Statements of Changes in Stockholders’ Equity - years ended December 31, 2021, 2020 and 2019

Consolidated Statements of Cash Flows - years ended December 31, 2021, 2020 and 2019

Footnotes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm (BKD, LLP, Indianapolis, Indiana, PCAOB ID 686)

Management’s Report on Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

December 31, (in thousands, except share and per share data)
	December 31,	December 31,
	2021	2020
Assets
Cash and due from banks	$62,304	$43,179
Federal funds sold and interest bearing due from banks	898,888	274,766
Total cash and cash equivalents	961,192	317,945

Mortgage loans held for sale	8,614	22,547
Available for sale debt securities (amortized cost of $1,190,379 in 2021 and $574,722 in 2020, respectively)	1,180,298	586,978
Federal Home Loan Bank stock, at cost	9,376	11,284
Loans	4,169,303	3,531,596
Allowance for credit losses on loans	53,898	51,920
Net loans	4,115,405	3,479,676

Premises and equipment, net	76,894	58,015
Bank owned life insurance	53,073	33,250
Accrued interest receivable	13,745	13,094
Goodwill	135,830	12,513
Core deposit intangible	5,596	1,962
Other assets	86,002	71,365
Total assets	$6,646,025	$4,608,629

Liabilities
Deposits:
Non-interest bearing	$1,755,754	$1,187,057
Interest bearing	4,031,760	2,801,577
Total deposits	5,787,514	3,988,634

Securities sold under agreements to repurchase	75,466	47,979
Federal funds purchased	10,374	11,464
Federal Home Loan Bank advances	—	31,639
Accrued interest payable	300	391
Other liabilities	96,502	87,821
Total liabilities	5,970,156	4,167,928

Commitments and contingent liabilities (Footnote 19)

Stockholders’ equity
Preferred stock, no par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value. Authorized 40,000,000 shares; issued and outstanding 26,596,000 and 22,692,000 shares in 2021 and 2020, respectively	49,501	36,500
Additional paid-in capital	243,107	41,886
Retained earnings	391,201	353,574
Accumulated other comprehensive income (loss)	(7,940)	8,741
Total stockholders’ equity	675,869	440,701
Total liabilities and stockholders’ equity	$6,646,025	$4,608,629

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, (in thousands, except per share data)
	2021	2020	2019
Interest income:
Loans, including fees	$164,073	$137,699	$134,469
Federal funds sold and interest bearing due from banks	645	738	2,933
Mortgage loans held for sale	249	533	182
Federal Home Loan Bank stock	262	253	548
Securities available for sale:
Taxable	11,575	8,432	9,291
Tax-exempt	272	216	469
Total interest income	177,076	147,871	147,892
Interest expense:
Deposits	5,627	10,478	20,560
Securities sold under agreements to repurchase	24	37	101
Federal funds purchased and other short-term borrowing	14	35	217
Federal Home Loan Bank advances	337	1,400	1,640
Subordinated debentures	—	—	26
Total interest expense	6,002	11,950	22,544
Net interest income	171,074	135,921	125,348
Provision for credit losses	(753)	18,418	1,000
Net interest income after provision for credit losses	171,827	117,503	124,348
Non-interest income:
Wealth management and trust services	27,613	23,406	22,643
Deposit service charges	5,852	4,161	5,193
Debit and credit card income	13,456	8,480	8,123
Treasury management fees	6,912	5,407	4,992
Mortgage banking income	4,724	6,155	2,934
Net investment product sales commissions and fees	2,553	1,775	1,498
Bank owned life insurance	914	693	1,031
Other	3,826	1,822	3,014
Total non-interest income	65,850	51,899	49,428
Non-interest expenses:
Compensation	63,034	51,368	49,882
Employee benefits	13,479	11,064	10,691
Net occupancy and equipment	9,688	8,182	8,159
Technology and communication	11,145	8,732	7,318
Debit and credit card processing	4,494	2,606	2,493
Marketing and business development	4,150	2,383	3,627
Postage, printing and supplies	2,213	1,778	1,652
Legal and professional	2,583	2,392	2,138
FDIC insurance	1,847	1,217	245
Amortization of investments in tax credit partnerships	367	3,096	1,078
Capital and deposit based taxes	2,090	4,386	3,870
Merger expenses	19,025	—	1,313
Federal Home Loans Bank early termination penalty	474	—	—
Other	7,691	4,455	5,650
Total non-interest expenses	142,280	101,659	98,116
Income before income tax expense	95,397	67,743	75,660
Income tax expense	20,752	8,874	9,593
Net income	$74,645	$58,869	$66,067
Net income per share - basic	$3.00	$2.61	$2.92
Net income per share - diluted	$2.97	$2.59	$2.89
Weighted average outstanding shares:
Basic	24,898	22,563	22,598
Diluted	25,156	22,768	22,865

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, (in thousands)
	2021	2020	2019
Net income	$74,645	$58,869	$66,067
Other comprehensive income (loss):
Change in unrealized gain (loss) on AFS debt securities	(22,337)	10,831	8,172
Change in fair value of derivatives used in cash flow hedge	159	(109)	(567)
Minimum pension liability adjustment	216	(103)	(207)
Total other comprehensive income (loss) before income tax effect	(21,962)	10,619	7,398
Tax effect	(5,281)	2,555	1,579
Total other comprehensive income (loss), net of tax	(16,681)	8,064	5,819
Comprehensive income	$57,964	$66,933	$71,886

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years Ended December 31, 2021, 2020 and 2019

					Accumulated
	Common stock		Additional		other	Total
	Number of		paid-in	Retained	comprehensive	stockholders'
(in thousands, except per share data)	shares	Amount	capital	earnings	income (loss)	equity

Balance, January 1, 2019	22,749	$36,689	$36,797	$298,156	$(5,142)	$366,500

2019 Activity:
Net income	—	—	—	66,067	—	66,067
Other comprehensive income	—	—	—	—	5,819	5,819
Stock compensation expense	—	—	3,578	—	—	3,578
Repurchase of common stock	(259)	(861)	(8,303)	—	—	(9,164)
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations	116	385	3,701	(7,010)	—	(2,924)
Cash dividends declared, $1.04 per share	—	—	—	(23,579)	—	(23,579)
Shares cancelled	(2)	(6)	(59)	65	—	—
Balance, December 31, 2019	22,604	$36,207	$35,714	$333,699	$677	$406,297

Balance, January 1, 2020	22,604	$36,207	$35,714	$333,699	$677	$406,297

2020 Activity:
Impact of adoption of ASC 326	—	—	—	(8,823)	—	(8,823)
Net income	—	—	—	58,869	—	58,869
Other comprehensive income	—	—	—	—	8,064	8,064
Stock compensation expense	—	—	3,262	—	—	3,262
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations	93	306	3,035	(5,831)	—	(2,490)
Cash dividends declared, $1.08 per share	—	—	—	(24,478)	—	(24,478)
Shares cancelled	(5)	(13)	(125)	138	—	—
Balance, December 31, 2020	22,692	$36,500	$41,886	$353,574	$8,741	$440,701

Balance, January 1, 2021	22,692	$36,500	$41,886	$353,574	$8,741	$440,701

2021 Activity:
Net income	—	—	—	74,645	—	74,645
Other comprehensive loss	—	—	—	—	(16,681)	(16,681)
Stock compensation expense	—	—	4,565	—	—	4,565
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations	101	334	4,841	(9,001)	—	(3,826)
Stock issued for KB acquisition	3,808	12,682	191,988	—	—	204,670
Cash dividends declared, $1.10 per share	—	—	—	(28,205)	—	(28,205)
Shares cancelled	(5)	(15)	(173)	188	—	—
Balance, December 31, 2021	26,596	$49,501	$243,107	$391,201	$(7,940)	$675,869

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, (in thousands)

	2021	2020	2019
Cash flows from operating activities:
Net income	74,645	58,869	66,067
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(753)	18,418	1,000
Depreciation, amortization and accretion, net	11,329	9,743	4,880
Deferred income tax expense (benefit)	5,401	(7,508)	(5,852)
Gain on sale of mortgage loans held for sale	(3,602)	(4,713)	(1,907)
Origination of mortgage loans held for sale	(157,304)	(258,525)	(108,020)
Proceeds from sale of mortgage loans held for sale	177,910	249,439	102,854
Bank owned life insurance income	(914)	(693)	(1,031)
(Gain)/loss on the disposal of premises and equipment	78	(150)	372
(Gain)/loss on the sale of other real estate owned	(163)	73	7
Stock compensation expense	4,565	3,262	3,578
Excess tax benefit from share-based compensation arrangements	(1,482)	(452)	(812)
Net change in accrued interest receivable and other assets	4,007	(20,880)	(2,786)
Net change in accrued interest payable and other liabilities	(11,617)	30,242	86
Net cash provided by operating activities	102,100	77,125	58,436
Cash flows from investing activities:
Purchases of available for sale debt securities	(504,777)	(455,368)	(702,441)
Proceeeds from sales of acquired available for sale debt securities	91,214	—	12,427
Proceeds from maturities and paydowns of available for sale debt securities	210,052	348,736	678,039
Proceeds from redemption of Federal Home Loan Bank stock	8,980	—	591
Proceeds from redemption of acquired Federal Reserve Bank stock	—	—	490
Proceeds from redemption of interest bearing due from banks	—	—	1,761
Proceeds from the sale of held for investment loans	—	2,794	—
Net change in non-PPP loans	(342,468)	(144,353)	(131,734)
Net change in PPP loans	441,987	(550,186)	—
Purchases of premises and equipment	(4,581)	(5,458)	(5,098)
Proceeds from sale or disposal of premises and equipment	—	1,240	2,907
Proceeds from surrender of acquired bank owned life insurance	—	—	3,431
Proceeds from bank owned life insurance mortality benefit	—	—	1,878
Other investment activities	(5,181)	(2,381)	(2,766)
Proceeds from sales of other real estate owned	919	258	2,028
Cash for acquisition, net of cash acquired	24,981	—	(24,686)
Net cash used in investing activities	(78,874)	(804,718)	(163,173)
Cash flows from financing activities:
Net change in deposits	759,752	854,618	213,913
Net change in securities sold under agreements to repurchase and federal funds purchased	15,037	16,661	(5,125)
Proceeds from Federal Home Loan Bank advances	30,000	100,000	120,000
Repayments of Federal Home Loan Bank advances	(152,744)	(148,495)	(131,726)
Repayment of acquired bank holding company line of credit	—	—	(2,300)
Redemption of acquired bank subordinated debentures	—	—	(3,609)
Repurchase of common stock	(3,618)	(2,265)	(11,817)
Share repurchases related to compensation plans	(208)	(224)	(272)
Cash dividends paid	(28,198)	(24,481)	(23,542)
Net cash provided by financing activities	620,021	795,814	155,522
Net change in cash and cash equivalents	643,247	68,221	50,785
Beginning cash and cash equivalents	317,945	249,724	198,939
Ending cash and cash equivalents	$961,192	$317,945	$249,724

(continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Years Ended December 31, (in thousands)

	2021	2020	2019
Supplemental cash flow information:
Interest paid	6,093	12,199	22,199
Income tax paid, net of refunds	14,259	12,468	13,938
Cash paid for operating lease liabilities	2,568	2,218	2,170

Supplemental non-cash activity:
Unfunded commitments in tax credit investments	$5,217	$8,958	$4,012
Initial recognition of right-of-use lease assets	—	—	16,747
Initial recognition operating lease liabilities	—	—	18,067
Loans purchased and not settled	—	5,000	—
Securities purchased and not settled	20,998	—	—
Dividends payable	220	213	215
Loans transferred to OREO	7,136	119	1,160

Liabilities assumed in conjunction with acquisitions:
Fair value of assets acquired	$1,389,327	$—	$204,613

Cash paid in acquisition	28,276	—	—
Common stock issued in acquisition	204,670	—	28,000
Total consideration paid	232,946	—	28,000
Liabilities assumed	$1,156,381	$—	$176,613

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

Bancorp is divided into two reportable segments: Commercial Banking and WM&T:

Commercial Banking provides a full range of loan and deposit products to individual consumers and businesses in all its markets through retail lending, mortgage banking, deposit services, online banking, mobile banking, private banking, commercial lending, commercial real estate lending, leasing, treasury management services, merchant services, international banking, correspondent banking and other banking services. The Bank also offers securities brokerage services via its banking center network through an arrangement with a third party broker-dealer in the Commercial Banking segment.

WM&T provides investment management, financial & retirement planning and trust & estate services, as well as retirement plan management for businesses and corporations in all markets in which Bancorp operates. The magnitude of WM&T revenue distinguishes Bancorp from other community banks of similar asset size.

The Captive, a wholly owned subsidiary of the Company, is a Nevada-based captive insurance company that provides insurance against certain risks unique to operations of the Company and its subsidiaries for which insurance may not be currently available or economically feasible in today’s insurance marketplace. The Captive pools resources with several other similar insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves. The Captive is subject to regulations of the State of Nevada and undergoes periodic examinations by the Nevada Division of Insurance. It has elected to be taxed under Section 831(b) of the Internal Revenue Code. Pursuant to Section 831(b), if gross premiums do not exceed $2,400,000, then the Captive is taxable solely on its investment income. The Captive is included in the Company’s consolidated financial statements and its federal income tax return.

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

Bancorp’s accounting policies are fundamental to understanding management’s discussion and analysis of our results of operations and financial condition. At December 31, 2021, the accounting policies considered the most critical in preparing Bancorp’s consolidated financial statements is the determination of the ACL on loans and Goodwill. The determination of the ACL on loans was the policy considered most critical in preparing Bancorp’s consolidated financial statements at December 31, 2020. Goodwill was included as a critical accounting policy for 2021 due to the amount of Goodwill recorded in relation to the KB acquisition.

Effective January 1, 2020, Bancorp adopted ASC 326 “Financial Instruments – Credit Losses,” which created material changes to Bancorp’s existing critical accounting policy that existed at December 31, 2019. Accounting policies relating to credit losses for investment securities, loans and off-balance sheet credit exposures reflect the current accounting policies required by this ASC. Disclosures relating to accounting policies prior to 2020 can be found in the 2019 Annual Report on Form 10-K.

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

Identifiable assets acquired, liabilities assumed, and any non-controlling interest in acquirees are generally recognized at their acquisition-date (“day-one”) fair values based on the requirements of ASC Topic 820, “Fair Value Measurements and Disclosures.” The measurement period for day-one fair values begins on the acquisition date and ends at the earlier of: (a) the day management believes it has all the information necessary to determine day-one fair values; or (b) one year following the acquisition date. In many cases, the determination of day-one fair values requires management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly complex and subjective in nature and subject to provisional period adjustments, which are retrospective adjustments to reflect new information existing at the acquisition date affecting day-one fair values. More specifically, these provisional period adjustments may be made, as market value data, such as valuations, are received by the Bank. Increases or decreases to day-one fair values are reflected with a corresponding increase or decrease to bargain purchase gain or goodwill.

Acquisition related costs are expensed as incurred unless those costs are related to issuing debt or equity securities used to finance the acquisition.

Cash Equivalents – Cash and cash equivalents include cash and due from banks, FFS and interest bearing due from banks as segregated in the accompanying consolidated balance sheets.

Debt Securities – Bancorp determines the classification of debt securities at the time of purchase. Debt securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost. Debt securities not classified as held to maturity are classified as AFS and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in AOCI, net of tax. All debt securities were classified as AFS at December 31, 2021 and December 31, 2020.

Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific-identification method. Amortization of premiums and discounts are recognized in interest income over the period to maturity using the interest method, except for premiums on callable debt securities, which are amortized to their earliest call date.

Bancorp has made a policy election to exclude accrued interest from the amortized cost basis of debt securities and reports accrued interest separately in the consolidated balance sheets. A debt security is placed on non-accrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on non-accrual is reversed against interest income. There was no accrued interest related to AFS debt securities reversed against interest income for the years ended December 31, 2021 and 2020.

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

In evaluating AFS debt securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, Bancorp considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition, among other factors. There were no credit related factors underlying unrealized losses on AFS debt securities at December 31, 2021 and December 31, 2020.

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

Bancorp adopted ASC 326, “Financial Instruments – Credit Losses,” effective January 1, 2020 using the modified retrospective approach. Results for the periods subsequent to January 1, 2020 are presented under ASC 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP. Bancorp recorded a net reduction of retained earnings of $8.8 million upon adoption. The transition adjustment included an increase in the ACL on loans of $8.2 million and an increase in the ACL for off-balance sheet credit exposures of $3.5 million, net of the total corresponding DTA increase of $2.9 million.

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

Expected credit losses are reflected in the ACL on loans through a charge to provision for credit losses on loans. When Bancorp deems all or a portion of a financial asset to be uncollectible, the appropriate amount is written-off and the ACL on loans is reduced by the same amount. Bancorp applies judgment to determine when a financial asset is deemed uncollectible; however, generally speaking, an asset will be considered uncollectible no later than when all efforts of collection have been exhausted and the collateral, if any, has been liquidated. Subsequent recoveries, if any, are credited to the ACL on loans when received.

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

Based on the 100% SBA guarantee of the PPP loan portfolio, Bancorp does not generally reserve for potential losses for these loans within the ACL.

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

Goodwill and Other Intangible Assets – Goodwill resulting from business acquisitions represents the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interests in the acquiree, over the fair value of the net assets assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested annually for impairment or more frequently if events and circumstances exist that indicate a goodwill impairment test should be performed.

Bancorp has selected September 30 as the date to perform its annual goodwill impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on the Bank’s balance sheet.

Currently, all goodwill is attributable to the Commercial Banking segment. Goodwill related to the KSB acquisition is deductible for tax purposes, as it was structured as an asset sale/338 election. Goodwill related to the KB acquisition is not deductible for tax purposes, as it was structured as stock sale. Based on its assessment, Bancorp believes its goodwill balances at December 31, 2021 and December 31, 2020 were not impaired and is properly recorded in the consolidated financial statements.

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

Bancorp records an ACL for off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable, through a charge to credit loss expense for off-balance sheet credit exposures included in provision for credit losses for off-balance sheet credit exposures on Bancorp’s consolidated statements of income. The ACL for off-balance sheet credit exposures is estimated by loan portfolio segment at each balance sheet date under the current CECL model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur and is included in other liabilities on Bancorp’s consolidated balance sheets.

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

Bancorp had no fair value hedging relationships at December 31, 2021 and December 31, 2020. Bancorp does not use derivatives for trading or speculative purposes. See the Footnote titled “Derivative Financial Instruments” for additional discussion.

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

Restrictions on Cash and Cash Equivalents – Bancorp has historically been required by the FRB to maintain average reserve balances. Effective March 26, 2020, the FRB reduced the reserve requirement ratio to 0% in response to the COVID-19 pandemic, eliminating reserve requirements for all depository institutions. The reserve requirement ratio remained at 0% as of December 31, 2021.

The Company’s insurance captive maintains cash reserves to cover insurable claims. Reserves maintained a minimum reserve of $200,000 as of December 31 2021.

Dividend Restriction – Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Holding Company or by the Holding Company to shareholders.

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

Revenue from Contracts with Customers – The majority of Bancorp’s revenue comes from interest income and other sources, including loans, leases, securities, and derivatives, which are not subject to ASC 606. Bancorp’s services that fall within the scope of ASC 606 are presented within non-interest income and are recognized as revenue as Bancorp satisfies its obligation to its customer.

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

Adoption of New Accounting Guidance – The FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): “Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” in March 2020. The amendments in this update provide optional guidance for a limited period to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. It provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform. The main provisions include:

●

A change in a contract’s reference interest rate would be accounted for as a continuation of that contract rather than as the creation of a new one for contracts, including loans, debt, leases and other arrangements, that meet specific criteria.

●	When updating its hedging strategies in response to reference rate reform, an entity would be allowed to preserve its hedge accounting.

The guidance is applicable only to contracts or hedge accounting relationships that reference LIBOR or another reference rate expected to be discontinued. Because the guidance is meant to help entities through the transition period, it will be in effect for a limited time and will not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, for which an entity has elected certain optional expedients that are retained through the end of the hedging relationship. The amendments in this ASU are effective March 12, 2020 through December 31, 2022.

In October 2020, the FASB issued ASU No. 2020-10, Codification Improvements. The amendments improve codification by having all disclosure-related guidance available in the disclosure sections of the codification. Prior to this ASU, various disclosure requirements or options to present information on the face of the financial statements or as a note to the financial statements were not included in the appropriate disclosure sections of the codification. The codification improvements also contain various other minor amendments to codification that are not expected to have a significant effect on current accounting practice. The amendments became effective for annual periods beginning after December 15, 2020.

In May 2020, the SEC issued a final rule related to acquisitions and dispositions of businesses and related pro forma information. The rule revised the circumstances that require financial statements and related pro forma information for acquisitions and dispositions of businesses. The intent of the rule is to allow for more meaningful conclusions on when an acquired or disposed business is significant as well as to improve the related disclosure requirements. The changes are intended to improve disclosure. The final rule was effective January 1, 2021.

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

In August 2021, the FASB issued ASU 2021-06, Presentation of Financial Statements (Topic 205), Financial Services – Depository and Lending (Topic 942), and Financial Services – Investment Companies (Topic 946): Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants. This ASU incorporates recent SEC rule changes into the FASB Codification, including SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants. The amendments in this update are effective upon addition to the FASB Codification and will not have a material impact on the consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities From Contracts With Customers, to address diversity in practice and inconsistency related to the accounting for revenue contracts with customers acquired in a business combination. The amendments require that the acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. The ASU also provides certain practical expedients for acquirers when recognizing and measuring acquired contract assets and contract liabilities from revenue contracts in a business combination and applies to contract assets and contract liabilities from other contracts to which the provisions of Topic 606 apply. The amendments in this update are effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Entities should apply the amendments prospectively to business combinations that occur after the effective date. Early adoption is permitted, including any interim period, for public business entities for periods which financial statements have not yet been issued, and for all other entities for periods for which financial statements have not yet been made available for issuance. The new guidance will not have a material impact on the consolidated financial statements.

(2) Cash and Due from Banks

At December 31, 2021 and 2020, Bancorp’s interest-bearing cash accounts and non-interest bearing deposits held at other financial institutions exceeded the $250,000 federally insured limits by approximately $92 million and $86 million, respectively. Each correspondent bank’s financial performance and market rating are reviewed on a quarterly basis to ensure Bancorp maintains deposits only at highly rated institutions, providing minimal risk for those exceeding federally insured limits. Bancorp had approximately $811 million and $189 million held cumulatively at the FRB and FHLB as of December 31, 2021 and December 31, 2020, which are government-sponsored entities not insured by the FDIC. The vast majority of these balances were held at the FRB. Bancorp has historically been required to maintain an average reserve balance in cash or with the FRB relating to customer deposits. However, effective March 26, 2020, the FRB reduced the requirement ratio to 0% in response to the COVID-19 pandemic, eliminating the reserve requirements for all depository institutions. The reserve requirement remained at 0% as of December 31, 2021.

(3) Acquisition

On May 31, 2021, Bancorp completed its acquisition of Kentucky Bancshares, Inc. in a combined stock and cash transaction for total consideration of $233 million. Bancorp acquired 19 branches in 11 communities throughout central and eastern Kentucky, including the Lexington, Kentucky MSA and contiguous counties and also acquired a captive insurance subsidiary.

The following table provides a summary of the fair value of the assets acquired and liabilities assumed by Bancorp as of the acquisition date. As provided for under GAAP, management has up to 12 months following the date of acquisition to finalize the fair values of the acquired assets and assumed liabilities. The preliminary fair value adjustments and the preliminary fair values shown in the following table continue to be evaluated by management and may be subjected to further adjustment through May 31, 2022.

	As Recorded	Fair Value		Provisional Period		As Recorded
(in thousands)	By KB	Adjustments (1)		Adjustments (1)		by Bancorp
Assets aquired:
Cash and due from banks	$53,257	$—		$—		$53,257
Mortgage loans held for sale	3,071	—		—		3,071
Available for sale debt securities	396,157	(295)	a	—		395,862
Federal Home Loan Bank stock, at cost	7,072	—		—		7,072
Loans	755,932	(757)	b	—		755,175
Allowance for credit losses on loans	(9,491)	2,734	c	—		(6,757)
Net loans	746,441	1,977		—		748,418
Premises and equipment, net	27,401	(6,361)	d	—		21,040
Bank owned life insurance	18,909	—		—		18,909
Accrued interest receivable	4,939	—		—		4,939
Goodwill	14,001	(14,001)	e	—		—
Core deposit intangible	—	3,404	f	999	f	4,403
Other real estate owned	674	(123)	g	—		551
Mortgage servicing rights	1,628	34	h	—		1,662
Deferred income taxes, net	1,856	715	i	(230)	i	2,341
Other assets	6,421	(1,866)	j	(70)	j	4,485
Total assets acquired	$1,281,827	$(16,516)		$699		$1,266,010

Liabilities assumed:
Deposits:
Non-interest bearing	$359,544	$—		$—		$359,544
Interest bearing	678,528	1,146	k	—		679,674
Total deposits	1,038,072	1,146		—		1,039,218

Securities sold under agreements to repurchase	11,360	—		—		11,360
Federal Home Loan Bank advances	88,581	2,490	l	—		91,071
Accrued interest payable	505	—		—		505
Other liabilities	16,231	(2,004)	m	—		14,227
Total liabilities assumed	1,154,749	1,632		—		1,156,381
Net assets acquired	$127,078	$(18,148)		$699		$109,629

Consideration for common stock						$204,670
Cash consideration paid						28,276
Total consideration						$232,946

Goodwill						$123,317

(1)	See the following page for explanations or individual fair value and provisional period adjustments.

Explanation of fair value adjustments

a.	Adjustment based on Bancorp’s evaluation of the acquired investment portfolio. Bancorp sold approximately $91 million in AFS debt securities shortly after acquisition.

b.	Adjustments to loans to reflect estimated fair value adjustments, including the following:

(in thousands)

Fair value adjustment - acquired non PCD loans	$228
Fair value adjustment - acquired PCD loans	(735)
Eliminate unrecognized loan fees on acquired loans and fair value hedge	(250)
Net loan fair value adjustments	$(757)

c.	The net adjustment to allowance for credit losses includes the following:

(in thousands)

Reversal of historical KB allowance for credit losses on loans	$9,491
Estimate of lifetime credit losses for PCD loans	(6,757)
Net change in allowance for credit losses	$2,734

d.	Adjustment to premises and equipment to reflect the estimated fair value of acquired premises and equipment and right of use assets.

e.	Elimination of the historical KB goodwill of $14.0 million at the closing date.

f.

Calculation of CDI related to the acquisition. During the third quarter of 2021, a provisional period adjustment of $999,000 was recorded based on revised inputs used in the CDI calculation of the CDI attributed to KB.

g.	Adjustment to reflect the estimated fair value of OREO.

h.	Adjustment to reflect the estimated fair value of MSR.

i.	Adjustment to net deferred tax assets associated with the effects of the purchase accounting adjustments.

j.

Adjustment to other assets to reflect the estimated fair value of prepaid and other assets. During the third quarter of 2021, a provisional period adjustment of $70,000 was recorded for the write off of miscellaneous mortgage servicing fees.

k.	Adjustment to deposits to reflect the estimated fair value of time deposits in interest rates, which was based primarily on an analysis of current market interest rates and maturity dates.

l.	Adjustment to reflect the estimated fair value of FHLB advances for differences in interest rates, which was based primarily on an analysis of current market interest rates and maturity dates.

m.	Adjustment to other liabilities to establish the reserve for unfunded loan commitments under CECL and various accrual adjustments.

Goodwill of approximately $123 million, which is the excess of the acquisition consideration over the fair value of net assets acquired, was recorded in the KB acquisition and is the result of expected operational synergies and other factors. This goodwill is all attributable to the Company’s Commercial Banking segment. Goodwill related to the KB acquisition is not deductible for tax purposes, as it was structured as a stock sale. To the extent that management revises any of the fair value adjustments as a result of its continuing evaluation within the first twelve months post-acquisition, the amount of goodwill recorded in the KB acquisition may change.

Receivables acquired that were not subject to guidance relating to purchased credit deteriorated (PCD) loans include loans with a fair value and gross contractual amounts receivable of $723.5 million and $723.3 million at the date of acquisition.

Total revenue, defined as net interest income and non-interest income, attributed to KB totaled $27.0 million for the year ended December 31, 2021.

The following unaudited pro forma condensed combined financial information presents the results of operations of Bancorp, including the effects of the purchase accounting adjustments and acquisition expenses, had the KB acquisition taken place at the beginning of the period:

(in thousands) Years ended December 31,	2021	2020

Net interest income	$185,708	$172,119
Provision for credit losses (1)	(7,967)	20,193
Non-interest income	72,308	67,874
Non-interest expense (2)	140,508	139,890
Income before taxes	125,475	79,910
Income tax expense	26,406	9,752
Net income	$99,069	$70,158

Earnings per share
Basic	$3.74	$2.66
Diluted	3.70	2.64

Basic weighted average shares outstanding	26,522	26,366
Diluted weighted average shares outstanding	26,780	26,571

(1) - Excludes $7.4 million in merger related credit loss expense for the year ended December 31, 2021.

(2) - Excludes $18.1 million in pre-tax merger expenses for the year ended December 31, 2021.

(4) Available for Sale Debt Securities

All of Bancorp’s securities are classified as AFS. Amortized cost, unrealized gains and losses, and fair value of these securities follow:

(in thousands)		Unrealized
December 31, 2021	Amortized cost	Gains	Losses	Fair value

U.S. Treasury and other U.S Government obligations	$123,753	$—	$(1,252)	$122,501
Government sponsored enterprise obligations	132,760	2,497	(236)	135,021
Mortgage backed securities - government agencies	857,283	2,495	(13,154)	846,624
Obligations of states and political subdivisions	75,488	289	(702)	75,075
Other	1,095	—	(18)	1,077

Total available for sale debt securities	$1,190,379	$5,281	$(15,362)	$1,180,298

December 31, 2020

Government sponsored enterprise obligations	$133,436	$5,003	$(361)	$138,078
Mortgage backed securities - government agencies	430,198	7,555	(168)	437,585
Obligations of states and political subdivisions	11,088	227	—	11,315

Total available for sale debt securities	$574,722	$12,785	$(529)	$586,978

At December 31, 2021 and 2020, there were no holdings of debt securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

Accrued interest on AFS debt securities totaled $3 million and $2 million at December 31, 2021 and December 31, 2020, respectively, and was included in the consolidated balance sheets.

AFS debt securities totaling $396 million were acquired on May 31, 2021 as a result of the KB acquisition. Shortly after acquisition, 86 securities with a total fair value of $91 million were sold, resulting in a loss on the sale $295,000, which was recorded as a fair value adjustment through goodwill during the second quarter of 2021. There were no gains or losses on sales or calls of securities for the year ended December 31, 2020. For the year ended December 31, 2019, securities acquired from KSB, which totaled $12 million, were sold immediately following the acquisition with no gain or loss realized on the income statement.

A summary of AFS debt securities by contractual maturity follows:

(in thousands)	Amortized cost	Fair value

Due within one year	$5,515	$5,518
Due after one year but within five years	140,777	139,541
Due after five years but within 10 years	28,762	28,640
Due after 10 years	158,042	159,975
Mortgage backed securities - government agencies	857,283	846,624
Total available for sale debt securities	$1,190,379	$1,180,298

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

Securities with a carrying value of $879 million and $505 million were pledged at December 31, 2021 and 2020, respectively, to secure accounts of commercial depositors in cash management accounts, public deposits and uninsured cash balances for WM&T accounts. The large increase over prior year was attributed to deposit accounts added as a result of the expansion into the Central Kentucky market.

Securities with unrealized losses at December 31, 2021 and 2020, aggregated by investment category and length of time securities have been in a continuous unrealized loss position follows:

	Less than twelve months		Twelve months or more		Total
(in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2021	value	losses	value	losses	value	losses

U.S. Treasury and other U.S. Government obligations	$122,501	$(1,252)	$-	$-	$122,501	$(1,252)
Government sponsored enterprise obligations	23,789	(223)	447	(13)	24,236	(236)
Mortgage-backed securities - government agencies	615,130	(10,027)	102,637	(3,127)	717,767	(13,154)
Obligations of states and political subdivisions	46,493	(686)	484	(16)	46,977	(702)

Other securities	957	(18)	-	-	957	(18)

Total	$808,870	$(12,206)	$103,568	$(3,156)	$912,438	$(15,362)

December 31, 2020
Government sponsored enterprise obligations	$10,404	$(112)	$24,398	$(249)	$34,802	$(361)
Mortgage-backed securities - government agencies	68,033	(167)	921	(1)	68,954	(168)

Total	$78,437	$(279)	$25,319	$(250)	$103,756	$(529)

Applicable dates for determining when securities are in an unrealized loss position are December 31, 2021 and 2020, respectively. As such, it is possible that a security had a market value lower than its amortized cost on other days during the past twelve months, but is not in the “Less than twelve months” category above.

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

In evaluating AFS debt securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, Bancorp considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition, among other factors. Unrealized losses on Bancorp’s investment securities portfolio have not been recognized as an expense because the securities are of high credit quality, and the decline in fair values is attributable to changes in the prevailing interest rate environment since the purchase date. Fair value is expected to recover as securities reach maturity and/or the interest rate environment returns to conditions similar to when these securities were purchased. These investments consisted of 227 and 14 separate investment positions as of December 31, 2021 and December 31, 2020, respectively. There were no credit related factors underlying unrealized losses on AFS debt securities at December 31, 2021 and December 31, 2020.

(5) Loans

Composition of loans by class follows:

December 31, (in thousands)	2021	2020

Commercial real estate - non-owner occupied	$1,128,244	$833,470
Commercial real estate - owner occupied	678,405	508,672
Total commercial real estate	1,806,649	1,342,142

Commercial and industrial - term	596,710	525,776
Commercial and industrial - term - PPP	140,734	550,186
Commercial and industrial - lines of credit	370,312	249,378
Total commercial and industrial	1,107,756	1,325,340

Residential real estate - owner occupied	400,695	239,191
Residential real estate - non-owner occupied	281,018	140,930
Total residential real estate	681,713	380,121

Construction and land development	299,206	291,764
Home equity lines of credit	138,976	95,366
Consumer	104,294	71,874
Leases	13,622	14,786
Credit cards	17,087	10,203
Total loans (1)	$4,169,303	$3,531,596

(1) Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs.

At acquisition date, loans totaling $755 million were added to the portfolio as a result of the KB acquisition.

Fees and costs of originating loans are deferred at origination and amortized over the life of the loan. Loan balances reported herein include deferred loan origination fees, net of deferred loan costs. At December 31, 2021 and 2020, net deferred loan origination fees exceeded deferred loan origination costs, resulting in net negative balances of $6 million and $12 million. The large change from the prior year was attributed forgiveness activity within the PPP portfolio, which resulted in the acceleration of origination fee recognition.

Bancorp’s credit exposure is diversified with secured and unsecured loans to individuals and businesses. No specific industry concentration exceeds 10% of loans outstanding. While Bancorp has a diversified loan portfolio, a customer’s ability to honor contracts is somewhat dependent upon the economic stability and/or industry in which that customer does business. Loans outstanding and related unfunded commitments are primarily concentrated within Bancorp’s current market areas, which encompass Louisville, central, eastern and northern Kentucky, as well as the Indianapolis, Indiana and Cincinnati, Ohio metropolitan markets.

Bancorp occasionally enters into loan participation agreements with other banks in the ordinary course of business to diversify credit risk. For certain sold participation loans, Bancorp has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their share of the loan without permission from Bancorp. GAAP requires the participated portion of these loans to be recorded as secured borrowings. The participated portions of these loans are included in the C&I totals above with a corresponding liability reflected in other liabilities. At December 31, 2021 and 2020, the total participated portions of loans of this nature totaled $5 million and $10 million, respectively.

Accrued interest on loans, which is excluded from the amortized cost of loans, totaled $11 million and $12 million at December 31, 2021 and 2020, respectively, and was included in the consolidated balance sheets.

Loans with carrying amounts of $2.2 and $2.0 billion were pledged to secure FHLB borrowing capacity at December 31, 2021 and December 31, 2020, respectively.

Loans to directors and their related interests, including loans to companies for which directors are principal owners and executive officers are presented in the following table.

Years ended December 31, (in thousands)	2021	2020
Balance at beginning of period	$43,091	$43,224
Effect of change in composition of directors and executive officers	240	—
New term loans	5,000	—
Repayment of term loans	(3,671)	(737)
Changes in balances of revolving lines of credit	8,914	604
Balance at end of period	$53,574	$43,091

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

Bancorp purchased loans through the acquisition of KB for which there was, at the time of acquisition, more-than-insignificant deterioration of credit quality since origination. The carrying amount of loans acquired and classified as PCD was as follows at acquisition:

(in thousands)	May 31, 2021

Purchase price of PCD loans at acquisition	$32,765
Allowance for credit losses at acquisition	(6,757)
Non-credit discount (premium) at acquisition	(735)
Fair value of PCD loans at acquisition	$25,273

Interest income recognized on PCD loans totaled $647,000 for the year ended December 31, 2021.

Allowance for Credit Losses on Loans

The table below reflects activity in the ACL related to loans for the years ended December 31, 2021 and 2020, presented in accordance with ASC 326:

(in thousands) Year ended December 31, 2021	Beginning Balance	Initial Allowance on PCD Loans	Provision for Credit Losses on Loans	Charge-offs	Recoveries	Ending Balance

Commercial real estate - non-owner occupied	$19,396	$1,491	$(2,031)	$(3,065)	$169	$15,960
Commercial real estate - owner occupied	6,983	2,112	1,826	(1,909)	583	9,595
Total commercial real estate	26,379	3,603	(205)	(4,974)	752	25,555

Commercial and industrial - term	8,970	1,022	(112)	(1,337)	34	8,577
Commercial and industrial - lines of credit	3,614	1,755	(567)	-	-	4,802
Total commercial and industrial	12,584	2,777	(679)	(1,337)	34	13,379

Residential real estate - owner occupied	3,389	142	1,134	(383)	34	4,316
Residential real estate - non-owner occupied	1,818	88	1,766	-	5	3,677
Total residential real estate	5,207	230	2,900	(383)	39	7,993

Construction and land development	6,119	-	(1,333)	-	3	4,789
Home equity lines of credit	895	147	1	-	1	1,044
Consumer	340	-	743	(987)	676	772
Leases	261	-	(57)	-	-	204
Credit cards	135	-	27	-	-	162
Total	$51,920	$6,757	$1,397	$(7,681)	$1,505	$53,898

(in thousands) Year ended December 31, 2020	Beginning Balance	Impact of Adopting ASC 326	Initial ACL on Loans Purchased with Credit Deterioration	Provision for Credit Losses on Loans	Charge-offs	Recoveries	Ending Balance

Commercial real estate - non-owner occupied	$5,235	$2,946	$152	$11,194	$(143)	$12	$19,396
Commercial real estate - owner occupied	3,327	1,542	1,350	2,115	(1,351)	-	6,983
Total commercial real estate	8,562	4,488	1,502	13,309	(1,494)	12	26,379

Commercial and industrial - term	6,782	365	-	1,832	(18)	9	8,970
Commercial and industrial - lines of credit	5,657	(1,528)	-	(515)	-	-	3,614
Total commercial and industrial	12,439	(1,163)	-	1,317	(18)	9	12,584

Residential real estate - owner occupied	1,527	1,087	99	737	(79)	18	3,389
Residential real estate - non-owner occupied	947	429	-	442	(2)	2	1,818
Total residential real estate	2,474	1,516	99	1,179	(81)	20	5,207

Construction and land development	2,105	3,056	-	902	-	56	6,119
Home equity lines of credit	728	114	-	53	-	-	895
Consumer	100	264	34	91	(508)	359	340
Leases	237	(4)	-	28	-	-	261
Credit cards	146	(50)	-	39	-	-	135
Total	$26,791	$8,221	$1,635	$16,918	$(2,101)	$456	$51,920

The tables below reflect activity in the ACL related to loans for the year ended December 31, 2019, presented in accordance with ASC 310 prior to the adoption of ASC 326:

Year Ended December 31, 2019 (in thousands)	Beginning Balance	Provision for Credit Losses	Charge-offs	Recoveries	Ending Balance

Real estate mortgage	$10,681	$1,021	$(38)	$100	$11,764
Commercial and industrial	11,965	684	(94)	267	12,822
Construction and development	1,760	(644)	-	203	1,319
Undeveloped land	752	34	-	-	786
Consumer	376	(95)	(552)	371	100
	$25,534	$1,000	$(684)	$941	$26,791

The following tables present the amortized cost basis of non-performing loans and the amortized cost basis of loans on non-accrual status for which there was no related ACL losses as of December 31, 2021 and 2020:

(in thousands)	Non-accrual Loans With No	Total	Troubled Debt	Past Due 90-Days- or-More and Still
December 31, 2021	Recorded ACL	Non-accrual	Restructurings (1)	Accruing Interest

Commercial real estate - non-owner occupied	$486	$720	$—	$—
Commercial real estate - owner occupied	665	1,748	—	—
Total commercial real estate	1,151	2,468	—	—

Commercial and industrial - term	419	670	12	—
Commercial and industrial - PPP	—	—	—	592
Commercial and industrial - lines of credit	—	228	—	56
Total commercial and industrial	419	898	12	648

Residential real estate - owner occupied	805	1,997	—	36
Residential real estate - non-owner occupied	—	293	—	—
Total residential real estate	805	2,290	—	36

Construction and land development	—	—	—	—
Home equity lines of credit	—	646	—	—
Consumer	—	410	—	—
Leases	—	—	—	—
Credit cards	—	—	—	—
Total	$2,375	$6,712	$12	$684

(1) Does not include TDRs captured in the Non-Accrual column.

	Non-accrual Loans			Past Due 90-Days-
(in thousands)	With No	Total	Troubled Debt	or-More and Still
December 31, 2020	Recorded ACL	Non-accrual	Restructurings	Accruing Interest

Commercial real estate - non-owner occupied	$186	$10,278	$—	$—
Commercial real estate - owner occupied	1,048	1,403	—	156
Total commercial real estate	1,234	11,681	—	156

Commercial and industrial - term	6	6	16	—
Commercial and industrial - lines of credit	88	88	—	—
Total commercial and industrial	94	94	16	—

Residential real estate - owner occupied	413	413	—	178
Residential real estate - non-owner occupied	101	101	—	301
Total residential real estate	514	514	—	479

Construction and land development	—	—	—	—
Home equity lines of credit	221	221	—	14
Consumer	4	4	—	—
Leases	—	—	—	—
Credit cards	—	—	—	—
Total	$2,067	$12,514	$16	$649

For the years ended December 31, 2021 and 2020, the amount of accrued interest income previously recorded as revenue and subsequently reversed due to the change in accrual status was immaterial.

For the years ended December 31, 2021 and 2020, no interest income was recognized on loans on non-accrual status.

The following table presents the amortized cost basis and ACL allocated for collateral dependent loans in accordance with ASC 326, which are individually evaluated to determine expected credit losses:

(in thousands) December 31, 2021	Real Estate	Accounts Receivable / Equipment	Other	Total	ACL Allocation

Commercial real estate - non-owner occupied	$720	$-	$-	$720	$-
Commercial real estate - owner occupied	7,652	-	-	7,652	1,652
Total commercial real estate	8,372	-	-	8,372	1,652

Commercial and industrial - term	-	598	-	598	-
Commercial and industrial - lines of credit	-	200	-	200	-
Total commercial and industrial	-	798	-	798	-

Residential real estate - owner occupied	1,997	-	-	1,997	-
Residential real estate - non-owner occupied	502	-	-	502	116
Total residential real estate	2,499	-	-	2,499	116

Construction and land development	-	-	-	-	-
Home equity lines of credit	646	-	-	646	-
Consumer	-	-	247	247	-
Leases	-	-	-	-	-
Credit cards	-	-	-	-	-
Total collateral dependent loans	$11,517	$798	$247	$12,562	$1,768

(in thousands) December 31, 2020	Real Estate	Accounts Receivable / Equipment	Other	Total	ACL Allocation

Commercial real estate - non-owner occupied	$10,278	$-	$-	$10,278	$3,037
Commercial real estate - owner occupied	1,403	-	-	1,403	13
Total commercial real estate	11,681	-	-	11,681	3,050

Commercial and industrial - term	16	7	-	23	16
Commercial and industrial - lines of credit	-	88	-	88	-
Total commercial and industrial	16	95	-	111	16

Residential real estate - owner occupied	413	-	-	413	-
Residential real estate - non-owner occupied	101	-	-	101	-
Total residential real estate	514	-	-	514	-

Construction and land development	-	-	-	-	-
Home equity lines of credit	221	-	-	221	-
Consumer	-	-	4	4	-
Leases	-	-	-	-	-
Credit cards	-	-	-	-	-
Total collateral dependent loans	$12,432	$95	$4	$12,531	$3,066

There have been no significant changes to the types of collateral securing Bancorp’s collateral dependent loans.

Information pertaining to impaired loans as of December 31, 2019 was determined in accordance with ASC 310. For the year ended December 31, 2019, the average recorded investment for impaired loans was $4.7 million and no interest income was recorded on impaired loans.

The following tables present the aging of contractually past due loans by portfolio class:

(in thousands)		30-59 days	60-89 days	90 or more	Total	Total
December 31, 2021*	Current	Past Due	Past Due	Days Past Due	Past Due	Loans

Commercial real estate - non-owner occupied	$1,127,448	$-	$81	$715	$796	$1,128,244
Commercial real estate - owner occupied	677,231	360	327	487	1,174	678,405
Total commercial real estate	1,804,679	360	408	1,202	1,970	1,806,649

Commercial and industrial - term	595,070	1,032	44	564	1,640	596,710
Commercial and industrial - term - PPP	139,718	128	296	592	1,016	140,734
Commercial and industrial - lines of credit	369,963	271	22	56	349	370,312
Total commercial and industrial	1,104,751	1,431	362	1,212	3,005	1,107,756

Residential real estate - owner occupied	397,415	1,399	137	1,744	3,280	400,695
Residential real estate - non-owner occupied	280,257	403	258	100	761	281,018
Total residential real estate	677,672	1,802	395	1,844	4,041	681,713

Construction and land development	299,206	—	—	—	—	299,206
Home equity lines of credit	138,141	279	47	509	835	138,976
Consumer	103,109	724	102	359	1,185	104,294
Leases	13,622	—	—	—	—	13,622
Credit cards	17,087	—	—	—	-	17,087
Total	$4,158,267	$4,596	$1,314	$5,126	$11,036	$4,169,303

(in thousands)		30-59 days	60-89 days	90 or more	Total	Total
December 31, 2020*	Current	Past Due	Past Due	Days Past Due	Past Due	Loans

Commercial real estate - non-owner occupied	$822,199	$-	$10,600	$671	$11,271	$833,470
Commercial real estate - owner occupied	507,265	278	—	1,129	1,407	508,672
Total commercial real estate	1,329,464	278	10,600	1,800	12,678	1,342,142

Commercial and industrial - term	523,936	1,404	430	6	1,840	525,776
Commercial and industrial - term - PPP	550,186	—	—	—	—	550,186
Commercial and industrial - lines of credit	249,204	86	—	88	174	249,378
Total commercial and industrial	1,323,326	1,490	430	94	2,014	1,325,340

Residential real estate - owner occupied	237,902	585	247	457	1,289	239,191
Residential real estate - non-owner occupied	140,234	294	—	402	696	140,930
Total residential real estate	378,136	879	247	859	1,985	380,121

Construction and land development	291,764	—	—	—	—	291,764
Home equity lines of credit	95,206	7	139	14	160	95,366
Consumer	71,778	90	4	2	96	71,874
Leases	14,786	—	—	—	—	14,786
Credit cards	10,197	5	—	1	6	10,203
Total	$3,514,657	$2,749	$11,420	$2,770	$16,939	$3,531,596

* - Pursuant to the CARES Act, loan deferrals granted to borrowers experiencing business interruptions related to the pandemic were not classified as TDRs and not included in past due and/or non-performing loan statistics. As of December 31, 2021 and December 31, 2020, outstanding CARES Act loan deferrals of $169,000 and $37 million are reflected as current, respectively.

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

Substandard non-performing – Loans classified as substandard non-performing have all the characteristics of substandard loans and have been placed on non-accrual status or have been accounted for as TDRs. Loans are usually placed on non-accrual status when prospects for recovering both principal and accrued interest are considered doubtful or when a default of principal or interest has existed for 90 days or more.

Doubtful – Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or repayment in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. A loan is typically charged off once it is classified as doubtful.

Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal of loan constitutes a current period origination. Current period renewals of credit are re-underwritten at the point of renewal and considered current period originations for purposes of the table below. Beginning in 2021, Bancorp elected to stop disclosing revolving loans that have converted to term loans, as activity relating to this disclosure, which is included in the tables presented below as of December 31, 2020, was immaterial to Bancorp’s loan portfolio and is expected to remain so in the future. As of December 31, 2021, the risk rating of loans based on year of origination was as follows:

							Revolving
							loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						amortized
December 31, 2021	2021	2020	2019	2018	2017	Prior	cost basis	Total

Commercial real estate -non-owner occupied:
Risk rating
Pass	$381,014	$298,177	$134,286	$86,638	$85,110	$81,635	$19,465	$1,086,325
OAEM	3,186	2,666	19,784	-	353	1,619	248	27,856
Substandard	4,174	1,440	-	-	-	7,629	100	13,343
Substandard non-performing	-	39	78	-	592	11	-	720
Doubtful	-	-	-	-	-	-	-	-
Total Commercial real estate non-owner occupied	$388,374	$302,322	$154,148	$86,638	$86,055	$90,894	$19,813	$1,128,244

Commercial real estate - owner occupied:
Risk rating
Pass	$203,545	$192,322	$91,078	$75,062	$33,713	$44,364	$9,236	$649,320
OAEM	1,681	1,480	3,568	469	1,506	124	570	9,398
Substandard	5,051	3,605	5,985	1,275	627	-	1,396	17,939
Substandard non-performing	1,259	-	-	-	32	457	-	1,748
Doubtful	-	-	-	-	-	-	-	-
Total Commercial real estate owner occupied	$211,536	$197,407	$100,631	$76,806	$35,878	$44,945	$11,202	$678,405

Commercial and industrial - term:
Risk rating
Pass	$283,150	$143,211	$58,988	$52,388	$26,081	$24,421	$-	$588,239
OAEM	738	86	254	3,382	8	-	-	4,468
Substandard	170	42	2,667	176	111	167	-	3,333
Substandard non-performing	-	543	72	55	-	-	-	670
Doubtful	-	-	-	-	-	-	-	-
Total Commercial and industrial - term	$284,058	$143,882	$61,981	$56,001	$26,200	$24,588	$-	$596,710

Commercial and industrial - PPP
Risk rating
Pass	$128,409	$12,325	$-	$-	$-	$-	$-	$140,734
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Commercial and industrial - PPP	$128,409	$12,325	$-	$-	$-	$-	$-	$140,734

(continued)

(continued)

							Revolving
							loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						amortized
December 31, 2021	2021	2020	2019	2018	2017	Prior	basis	Total

Commercial and industrial - lines of credit
Risk rating
Pass	$33,875	$8,352	$11,103	$1,039	$207	$193	$303,682	$358,451
OAEM	-	-	-	-	-	-	6,355	6,355
Substandard	-	-	1,916	-	1,549	-	1,813	5,278
Substandard non-performing	-	-	-	-	-	-	228	228
Doubtful	-	-	-	-	-	-	-	-
Total Commercial and industrial - lines of credit	$33,875	$8,352	$13,019	$1,039	$1,756	$193	$312,078	$370,312

Residential real estate - owner occupied
Risk rating
Pass	$176,487	$99,936	$31,327	$17,259	$16,599	$56,639	$-	$398,247
OAEM	101	-	174	-	-	-	-	275
Substandard	-	-	-	-	108	68	-	176
Substandard non-performing	164	103	136	230	714	650	-	1,997
Doubtful	-	-	-	-	-	-	-	-
Total Residential real estate - owner occupied	$176,752	$100,039	$31,637	$17,489	$17,421	$57,357	$-	$400,695

Residential real estate - non-owner occupied
Risk rating
Pass	$94,482	$78,785	$46,177	$27,494	$16,171	$15,909	$-	$279,018
OAEM	352	126	281	132	-	462	-	1,353
Substandard	-	-	-	-	-	354	-	354
Substandard non-performing	103	-	45	28	-	117	-	293
Doubtful	-	-	-	-	-	-	-	-
Total Residential real estate - non-owner occupied	$94,937	$78,911	$46,503	$27,654	$16,171	$16,842	$-	$281,018

Construction and land development
Risk rating
Pass	$160,696	$99,699	$16,665	$6,262	$1,890	$1,156	$12,736	$299,104
OAEM	-	-	-	-	102	-	-	102
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Construction and land development	$160,696	$99,699	$16,665	$6,262	$1,992	$1,156	$12,736	$299,206

Home equity lines of credit
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$138,239	$138,239
OAEM	-	-	-	-	-	-	91	91
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	646	646
Doubtful	-	-	-	-	-	-	-	-
Total Home equity lines of credit	$-	$-	$-	$-	$-	$-	$138,976	$138,976

(continued)

(continued)

							Revolving
							loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						amortized
December 31, 2021	2021	2020	2019	2018	2017	Prior	cost basis	Total

Consumer
Risk rating
Pass	$23,866	$9,316	$5,014	$1,260	$555	$646	$63,227	$103,884
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	55	304	30	11	-	4	6	410
Doubtful	-	-	-	-	-	-	-	-
Total Consumer	$23,921	$9,620	$5,044	$1,271	$555	$650	$63,233	$104,294

Leases
Risk rating
Pass	$5,375	$3,596	$1,375	$1,331	$406	$1,539	$-	$13,622
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Leases	$5,375	$3,596	$1,375	$1,331	$406	$1,539	$-	$13,622

Credit cards
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$17,087	$17,087
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Credit cards	$-	$-	$-	$-	$-	$-	$17,087	$17,087

Total loans
Risk rating
Pass	$1,490,899	$945,719	$396,013	$268,733	$180,732	$226,502	$563,672	$4,072,270
OAEM	6,058	4,358	24,061	3,983	1,969	2,205	7,264	49,898
Substandard	9,395	5,087	10,568	1,451	2,395	8,218	3,309	40,423
Substandard non-performing	1,581	989	361	324	1,338	1,239	880	6,712
Doubtful	-	-	-	-	-	-	-	-
Total Loans	$1,507,933	$956,153	$431,003	$274,491	$186,434	$238,164	$575,125	$4,169,303

As of December 31, 2020, the risk rating of loans based on year of origination was as follows:

							Revolving	Revolving
							loans	loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						amortized	converted
December 31, 2020	2020	2019	2018	2017	2016	Prior	cost basis	to term	Total

Commercial real estate - non-owner occupied:
Risk rating
Pass	$303,246	$114,731	$102,147	$105,981	$77,925	$57,221	$12,439	$11,717	$785,407
OAEM	3,867	16,587	-	-	7,707	615	-	-	28,776
Substandard	4,174	1,901	-	-	1,513	991	430	-	9,009
Substandard non-performing	9,644	-	-	609	-	-	-	25	10,278
Doubtful	-	-	-	-	-	-	-	-	-
Total Commercial real estate non-owner occupied	$320,931	$133,219	$102,147	$106,590	$87,145	$58,827	$12,869	$11,742	$833,470

Commercial real estate - owner occupied:
Risk rating
Pass	$183,666	$94,462	$83,592	$47,506	$39,638	$30,533	$7,693	$2,418	$489,508
OAEM	74	6,534	1,575	796	115	-	200	-	9,294
Substandard	1,408	5,360	1,335	247	117	-	-	-	8,467
Substandard non-performing	91	-	15	500	-	471	-	326	1,403
Doubtful	-	-	-	-	-	-	-	-	-
Total Commercial real estate owner occupied	$185,239	$106,356	$86,517	$49,049	$39,870	$31,004	$7,893	$2,744	$508,672

Commercial and industrial - term:
Risk rating
Pass	$215,629	$94,563	$104,871	$42,929	$36,016	$8,412	$-	$7,690	$510,110
OAEM	60	2,969	7,878	-	283	8	-	-	11,198
Substandard	1,229	2,521	-	91	163	74	-	384	4,462
Substandard non-performing	-	-	-	-	-	6	-	-	6
Doubtful	-	-	-	-	-	-	-	-	-
Total Commercial and industrial - term	$216,918	$100,053	$112,749	$43,020	$36,462	$8,500	$-	$8,074	$525,776

Commercial and industrial - PPP
Risk rating
Pass	$550,186	$-	$-	$-	$-	$-	$-	$-	$550,186
OAEM	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total Commercial and industrial - PPP	$550,186	$-	$-	$-	$-	$-	$-	$-	$550,186

(continued)

(continued)

							Revolving	Revolving
							loans	loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						amortized	converted
December 31, 2020	2020	2019	2018	2017	2016	Prior	cost basis	to term	Total

Commercial and industrial - lines of credit
Risk rating
Pass	$26,351	$14,405	$2,229	$1,990	$290	$85	$195,904	$-	$241,254
OAEM	-	2,222	-	-	-	-	1,596	-	3,818
Substandard	-	-	-	-	-	-	4,218	-	4,218
Substandard non-performing	-	-	-	-	-	-	88	-	88
Doubtful	-	-	-	-	-	-	-	-	-
Total Commercial and industrial - lines of credit	$26,351	$16,627	$2,229	$1,990	$290	$85	$201,806	$-	$249,378

Residential real estate - owner occupied
Risk rating
Pass	$94,023	$34,631	$23,748	$19,567	$27,791	$37,362	$-	$1,528	$238,650
OAEM	-	-	-	-	-	-	-	-	-
Substandard	13	-	-	115	-	-	-	-	128
Substandard non-performing	49	58	-	100	38	73	-	95	413
Doubtful	-	-	-	-	-	-	-	-	-
Total Residential real estate - owner occupied	$94,085	$34,689	$23,748	$19,782	$27,829	$37,435	$-	$1,623	$239,191

Residential real estate - non-owner occupied
Risk rating
Pass	$63,537	$22,422	$25,466	$10,587	$9,609	$6,451	$-	$788	$138,860
OAEM	137	1,600	140	-	-	92	-	-	1,969
Substandard	-	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	29	-	-	72	-	-	101
Doubtful	-	-	-	-	-	-	-	-	-
Total Residential real estate - non-owner occupied	$63,674	$24,022	$25,635	$10,587	$9,609	$6,615	$-	$788	$140,930

Construction and land development
Risk rating
Pass	$139,611	$94,066	$32,539	$15,384	$1,175	$553	$6,304	$1,883	$291,515
OAEM	-	-	-	-	-	-	249	-	249
Substandard	-	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total Construction and land development	$139,611	$94,066	$32,539	$15,384	$1,175	$553	$6,553	$1,883	$291,764

Home equity lines of credit
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$95,145	$-	$95,145
OAEM	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	221	-	221
Doubtful	-	-	-	-	-	-	-	-	-
Total Home equity lines of credit	$-	$-	$-	$-	$-	$-	$95,366	$-	$95,366

(continued)

(continued)

							Revolving	Revolving
							loans	loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						amortized	converted
December 31, 2020	2020	2019	2018	2017	2016	Prior	cost basis	to term	Total

Consumer
Risk rating
Pass	$10,334	$2,897	$1,687	$243	$420	$466	$55,631	$192	$71,870
OAEM	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	2	-	2	-	4
Doubtful	-	-	-	-	-	-	-	-	-
Total Consumer	$10,334	$2,897	$1,687	$243	$422	$466	$55,633	$192	$71,874

Leases
Risk rating
Pass	$4,674	$1,875	$2,144	$1,300	$2,550	$2,168	$-	$-	$14,711
OAEM	-	-	-	-	69	-	-	-	69
Substandard	-	-	6	-	-	-	-	-	6
Substandard non-performing	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total Leases	$4,674	$1,875	$2,150	$1,300	$2,619	$2,168	$-	$-	$14,786

Credit cards
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$10,203	$-	$10,203
OAEM	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total Credit cards	$-	$-	$-	$-	$-	$-	$10,203	$-	$10,203

Total loans
Risk rating
Pass	$1,591,257	$474,052	$378,423	$245,487	$195,414	$143,251	$383,319	$26,216	$3,437,419
OAEM	4,138	29,912	9,593	796	8,174	715	2,045	-	55,373
Substandard	6,824	9,782	1,341	453	1,793	1,065	4,648	384	26,290
Substandard non-performing	9,784	58	44	1,209	40	622	311	446	12,514
Doubtful	-	-	-	-	-	-	-	-	-
Total Loans	$1,612,003	$513,804	$389,401	$247,945	$205,421	$145,653	$390,323	$27,046	$3,531,596

Bancorp considers the performance of the loan portfolio and its impact on the ACL. For certain loan classes, such as credit cards, credit quality is evaluated based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in credit cards based on payment activity:

(in thousands)
December 31,	2021	2020

Credit cards
Performing	$17,087	$10,203
Non-performing	—	—
Total credit cards	$17,087	$10,203

In accordance with Section 4013 of the CARES Act and in response to requests from borrowers who experienced business interruptions related to the pandemic, Bancorp extended payment deferrals for those affected borrowers. Depending on the demonstrated need of the customer, Bancorp deferred either the full loan payment or the principal-only portion of respective loan payments for 90 or 180 days for some borrowers directly impacted by the pandemic. Pursuant to the CARES Act, these loan deferrals were not classified as TDRs and not included in past due and/or non-performing loan statistics. As of December 31, 2021, outstanding loan deferrals totaled $169,000 compared to $37 million, or 1.24% of the loan portfolio (excluding PPP loans) at December 31, 2020.

Troubled Debt Restructurings

Detail of outstanding TDRs included in total non-performing loans follows:

	December 31, 2021			December 31, 2020
		Specific	Additional		Specific	Additional
		reserve	commitment		reserve	commitment
(in thousands)	Balance	allocation	to lend	Balance	allocation	to lend

Commercial real estate - owner occupied	$950	$202	$—	$—	$—	$—
Commercial and industrial - term	12	12	—	16	16	—
Total TDRs	$962	$214	$—	$16	$16	$—

During the year ended December 31, 2021, one CRE loan, which was acquired through the KB acquisition, was modified as a TDR. The loan had a pre- and post-modification investment of $1.5 million and $950,000, respectively. The borrower was given a payment concession through a change in terms in an effort to enable the borrower to fulfill the loan agreement and has paid as contracted under the modification as of December 31, 2021. The TDR described above decreased the allowance for credit losses on loans by $548,000, which was the amount charged off in relation to this note, for the year ended December 31, 2021. No loans were modified as TDRs for the year ended December 31, 2020.

For the years ended December 31, 2021 and 2020, there were no payment defaults of existing TDRs within 12 months following the modification. Default is determined at 90 or more days past due, charge-off, or foreclosure.

At December 31, 2021 and December 31, 2020, Bancorp had $917,000 and $147,000, respectively, in residential real estate loans for which formal foreclosure proceedings were in process, the increase relating primarily to one relationship added through the KB acquisition.

(6) Premises and Equipment

A summary of premises and equipment follows:

December 31, (in thousands)	2021	2020

Land	$15,981	$10,620
Buildings and improvements	61,908	51,843
Furniture and equipment	22,420	21,415
Construction in progress	2,723	668
Right-of-use operating lease asset	14,958	12,100

	117,990	96,646

Accumulated depreciation and amortization	(41,096)	(38,631)

Total premises and equipment	$76,894	$58,015

Depreciation expense related to premises and equipment was $4.8 million in 2021, $4.4 million in 2020 and $4.2 million in 2019, respectively.

Premises and equipment are presented on the consolidated balance sheets net of related depreciation on the respective assets as well as fair value adjustments associated with purchase accounting. As result of the KB acquisition, which added 19 locations, net premises and equipment increased by $19 million at December 31, 2021 compared to December 31, 2020.

Bancorp has operating leases for various branch locations with terms ranging from approximately two years to 19 years, some of which include options to extend the leases in five-year increments. A total of seven operating leases were added as a result of the KB acquisition. Options reasonably expected to be exercised are included in determination of the right-of-use asset. Bancorp elected to use a practical expedient to expense short-term lease obligations associated with leases with original terms of 12 months or less. Bancorp elected not to separate non-lease components from lease components for its operating leases. The right-of-use lease asset and operating lease liability are recorded in premises and equipment and other liabilities on the consolidated balance sheet.

Balance sheet, income statement, and cash flow detail regarding operating leases follows:

December 31, (dollars in thousands)	2021	2020

Balance Sheet
Operating lease right-of-use asset	$14,958	$12,100
Operating lease liability	16,408	13,476

Weighted average remaining lease term (years)	9.4	8.6
Weighted average discount rate	3.02%	3.37%

Maturities of lease liabilities:
One year or less	$2,634	$2,087
Year 2	2,673	2,107
Year 3	2,408	2,141
Year 4	1,924	1,899
Year 5	1,608	1,469
Greater than 5 years	7,699	5,882
Total lease payments	$18,946	$15,585
Less imputed interest	2,538	2,109
Total	$16,408	$13,476

Years ended December 31, (in thousands)	2021	2020	2019

Income Statement
Components of lease expense:
Operating lease cost	$2,239	$1,896	$1,870
Variable lease cost	227	180	152
Less sublease income	95	54	54
Total lease cost	$2,371	$2,022	$1,968

Years ended December 31, (in thousands)	2021	2020	2019

Cash flow Statement
Supplemental cash flow information:
Operating cash flows from operating leases	$2,568	$2,218	$2,170

As of December 31, 2021 Bancorp had not entered into any lease agreements that had yet to commence.

(7) Goodwill and Core Deposit Intangibles

As of December 31, 2021, goodwill totaled $136 million, $123 million of which was added through the KB acquisition. As permitted under GAAP, management has up to twelve months following the date of acquisition to finalize the fair values of the acquired assets and assumed liabilities related to the KB acquisition. During this measurement period, Bancorp may record subsequent adjustments to goodwill for provisional amounts recorded at the acquisition date.

The composition of goodwill is presented by acquisition below:

December 31, (in thousands)	2021	2020
Kentucky Bancshares (2021)	$123,317	$—
King Southern Bancorp (2019)	11,831	11,831
Austin State Bank (1996)	682	682
Total	$135,830	$12,513

GAAP requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment at least annually. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. Bancorp’s annual goodwill impairment test is conducted as of September 30th of each year or more often as situations dictate. The qualitative assessment performed as of September 30, 2021 indicated that it was not more-likely-than-not that the carrying value of the reporting unit exceeded its fair value.

Changes in the carrying value of goodwill follows:

Years ended December 31, (in thousands)	2021	2020	2019
Balance at beginning of period	$12,513	$12,513	$682
Goodwill acquired	124,016	—	12,144
Provisional period adjustments	(699)	—	(313)
Impairment	—	—	—
Balance at end of period	$135,830	$12,513	$12,513

Bancorp recorded CDI assets of $4.4 million, $1.5 million and $2.5 million in association with the acquisition of KB in 2021, KSB in 2019 and TBOC in 2013, respectively.

Changes in the net carrying amount of CDI assets follow:

Years ended December 31, (in thousands)	2021	2020	2019

Balance, beginning of period	$1,962	$2,285	$1,057
Additions	3,404	—	1,519
Provisional period adjustments	999	—	—
Amortized to expense	(769)	(323)	(291)
Balance, end of period	$5,596	$1,962	$2,285

Future CDI amortization expense is estimated as follows:

(in thousands)
2022	$1,049
2023	932
2024	835
2025	755
2026	675
2027	595
2028	414
2029	194
2030	114
2031	33
Total future expense	$5,596

(8) Other Assets

A summary of major components of other assets follows:

December 31, (in thousands)	2021	2020

Cash surrender value of life insurance other than BOLI	$17,875	$18,426
Net deferred tax asset	24,340	22,320
Investments in tax credit partnerships	11,084	9,552
Swap assets	3,148	8,374
Prepaid assets	4,469	2,935
Trust fee receivable	2,868	2,192
Mortgage servicing rights	4,528	2,710
Other real estate owned	7,212	281
Other	10,478	4,575
Total other assets	$86,002	$71,365

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

The estimated fair value of MSRs at December 31, 2021 and December 31, 2020 were $6.4 million and $3.1 million, respectively. MSRs with an estimated fair value of $1.7 million were added through KB acquisition at May 31, 2021. There was no valuation allowance recorded for MSRs as of December 31, 2021 and December 31, 2020, as fair value exceeded carrying value.

Changes in the net carrying amount of MSRs follows:

Years ended December 31, (in thousands)	2021	2020	2019

Balance at beginning of period	$2,710	$1,372	$1,022
MSRs acquired	1,662	—	—
Additions for mortgage loans sold	1,231	1,785	506
Amortization	(1,075)	(447)	(156)
Impairment	—	—	—
Balance at end of period	$4,528	$2,710	$1,372

Total outstanding principal balances of loans serviced by Bancorp were $698 million and $428 million at December 31, 2021 and December 31, 2020, respectively. The increase was attributed to both the acquired servicing portfolio and organic growth.

(9) Income Taxes

Components of income tax expense (benefit) from operations were as follows:

Years Ended December 31, (in thousands)	2021	2020	2019
Current income tax expense:
Federal	$13,292	$15,474	$14,673
State	2,059	908	772
Total current income tax expense	15,351	16,382	15,445

Deferred income tax expense (benefit):
Federal	3,318	(5,398)	(746)
State	2,176	(2,082)	(2,872)
Total deferred income tax expense (benefit)	5,494	(7,480)	(3,618)
Change in valuation allowance	(93)	(28)	(2,234)
Total income tax expense	$20,752	$8,874	$9,593

Components of income tax (benefit) expense recorded directly to stockholders’ equity were as follows:

Years Ended December 31, (in thousands)	2021	2020	2019
Unrealized (loss) gain on securities available for sale	$(5,371)	$2,607	$1,757
Unrealized gain on derivatives	38	(27)	(120)
Minimum pension liability adjustment	52	(25)	(58)
Total income tax (benefit) expense recorded directly to stockholders' equity	$(5,281)	$2,555	$1,579

An analysis of the difference between statutory and ETRs from operations follows:

Years Ended December 31,	2021	2020	2019
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	3.5	0.8	0.7
Excess tax benefits from stock-based compensation arrangements	(1.1)	(0.7)	(1.0)
Change in cash surrender value of life insurance	(0.8)	(0.8)	(0.9)
Tax credits	(0.3)	(5.5)	(1.9)
Kentucky state income tax enactments	—	(2.2)	(5.2)
Tax exempt interest income	(0.4)	(0.3)	(0.3)
Non-deductible merger expenses	0.4	—	—
Insurance captive	(0.2)	—	—
Amortization of investment in tax credit partnerships	0.1	1.0	0.3
Other, net	(0.4)	(0.2)	—
Effective tax rate	21.8%	13.1%	12.7%

Current state income tax expense for 2021 represents tax owed to the state of Kentucky, Indiana and Illinois. Ohio state bank taxes are currently based on capital levels and are recorded as other non-interest expense. Prior to 2021, Kentucky state bank taxes were also based on capital levels and were previously recorded as other non-interest expense.

The state of Kentucky passed legislation in 2019 that required financial institutions to transition from a capital based franchise tax to the Kentucky corporate income tax beginning in 2021 and allows entities filing a combined Kentucky income tax return to share certain tax attributes, including net operating loss carryforwards.

GAAP provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns. If recognized, tax benefits would reduce tax expense and accordingly, increase net income. The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current year tax positions, expiration of open income tax returns due to statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examination, litigation and legislative activity and addition or elimination of uncertain tax positions. As of December 31, 2021 and December 31, 2020, the gross amount of unrecognized tax benefits was immaterial to Bancorp’s consolidated financial statements. Federal income tax returns are subject to examination for the years after 2017 and state income tax returns are subject to examination for the years after 2016.

The effects of temporary differences that gave rise to significant portions of DTAs and DTLs follows:

December 31, (in thousands)	2021	2020
Deferred tax assets:
Allowance for credit losses	$13,354	$12,854
Deferred compensation	6,245	5,903
Operating lease liability	3,951	3,214
State net operating loss	2,217	2,838
Deferred PPP loan fees	1,186	2,592
Accrued expenses	3,345	3,074
Investments in tax credit partnerships	747	935
Securities	1,171	—
Loans	808	562
Other assets	343	91
Write-downs and costs associated with other real estate owned	21	26
Total deferred tax assets	33,388	32,089

Deferred tax liabilities:
Right-of-use operating lease asset	3,706	2,996
Property and equipment	970	1,116
Securities	—	3,258
Loan costs	968	951
Mortgage servicing rights	1,088	637
Leases	221	224
Core deposit intangible	1,077	151
Other liabilities	1,018	343
Total deferred tax liabilities	9,048	9,676
Valuation allowance	—	(93)
Net deferred tax asset	$24,340	$22,320

A valuation allowance is recognized for a DTA if, based on the weight of available evidence, it is more likely than not that some portion of the entire DTA will not be realized. Ultimate realization of DTAs is dependent upon generation of future taxable income during periods in which those temporary differences become deductible. Management considers scheduled reversal of DTLs, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projection for future taxable income over periods which the temporary differences resulting in remaining DTAs are deductible, management believes it is more likely than not that Bancorp will realize the benefits of these deductible differences at December 31, 2021.

Realization of DTAs associated with investment in tax credit partnerships is dependent upon generating sufficient taxable capital gain income prior to their expiration. A valuation allowance of $0 and $93,000 reflects management’s estimate of the temporary deductible differences that may expire prior to their utilization and has been recorded as of December 31, 2021 and 2020, respectively. In addition, realization of DTAs are evaluated for net operating losses that will not be utilized prior to their expiration. The Kentucky losses are beginning to be utilized in 2021 when Bancorp begins filing a combined Kentucky income tax return with the Bank. A valuation allowance was previously maintained for the loss that expired in 2020. The loss carryforward is $56 million and expires over varying periods through 2040.

(10) Deposits

The composition of the Bank’s deposits follows:

December 31, (in thousands)	2021	2020

Non-interest bearing demand deposits	$1,755,754	$1,187,057

Interest bearing deposits:
Interest bearing demand	2,131,928	1,355,985
Savings	415,258	208,774
Money market	1,050,352	844,414

Time deposit accounts of $250,000 or more	89,745	73,065
Other time deposits	344,477	319,339
Total time deposits(1)	434,222	392,404

Total interest bearing deposits	4,031,760	2,801,577

Total deposits	$5,787,514	$3,988,634

(1)	Includes $5 million and $25 million in brokered deposits as of December 31, 2021 and 2020, respectively.

At acquisition date, deposits totaling $1.04 billion were assumed as a result of the KB acquisition.

Interest expense related to certificates of deposit and other time deposits in denominations of $250,000 or more was $464,000, $888,000 and $1.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.

At December 31, 2021, the scheduled maturities of all time deposits were as follows:

(in thousands)
2022	$320,741
2023	70,089
2024	26,333
2025	9,462
2026	7,515
Beyond five years	82
Total time deposits	$434,222

Deposits of directors and their associates, including deposits of companies for which directors are principal owners, and executive officers were $104 million and $98 million at December 31, 2021 and 2020, respectively.

At December 31, 2021 and 2020, Bancorp had $612,000 and $393,000 of deposits accounts in overdraft status and thus have been reclassified to loans on the accompanying consolidated balance sheets.

(11) Securities Sold Under Agreements to Repurchase

SSUAR represent a funding source of Bancorp and are used by commercial customers in conjunction with collateralized corporate cash management accounts. Such repurchase agreements are considered financing agreements and mature within one business day from the transaction date. At December 31, 2021, all of these financing arrangements had overnight maturities and were secured by government sponsored enterprise obligations and government agency mortgage-backed securities which were owned and controlled by Bancorp.

Information regarding SSUAR follows:

December 31, (dollars in thousands)	2021	2020
Outstanding balance at end of period	$75,466	$47,979
Weighted average interest rate at end of period	0.04%	0.05%

Years Ended December 31, (dollars in thousands)	2021	2020	2019

Average outstanding balance during the period	$62,534	$40,363	$38,555
Average interest rate during the period	0.04%	0.09%	0.26%
Maximum outstanding at any month end during the period	$81,964	$47,979	$52,599

(12) FHLB Advances

At December 31, 2021, Bancorp had no outstanding FHLB advances as a result of scheduled maturities and elective pay downs during 2021, with the last advance maturing on December 6, 2021. As of December 31, 2020, Bancorp had 37 separate advances totaling $32 million outstanding. FHLB advances totaling $91 million were assumed on May 31, 2021 in relation to the KB acquisition, all of which were paid off immediately upon acquisition.

The elective pay offs noted above were made in the first and second quarters of 2021. During the first quarter of 2021, Bancorp elected to pay down certain advances prior to maturity without incurring pre-payment penalties. During the second quarter of 2021, Bancorp paid off $14 million of term advances, with a weighted average cost of 2.03%, prior to their maturity incurring an early-termination fee of $474,000. Bancorp based this decision on its excess liquidity position driven by the substantial deposit growth it achieved over the past year, combined with consideration for the cost of the advances and a break-even analysis.

Information regarding FHLB advances follows:

December 31, (dollars in thousands)	2021	2020
Outstanding balance at end of period	$-	$31,639
Weighted average interest rate at end of period	-%	1.52%

FHLB advances are collateralized by certain CRE and residential real estate mortgage loans under blanket mortgage collateral pledge agreements, as well as a portion Bancorp’s PPP loan portfolio and FHLB stock. Bancorp views these advances as an effective lower-costing alternative to brokered deposits to fund loan growth. At December 31, 2021 and December 31, 2020, the amount of available credit from the FHLB totaled $1.00 billion and $804 million, respectively.

Bancorp also had $80 million FFP lines available from correspondent banks at both December 31, 2021 and December 31, 2020, respectively.

(13) Accumulated Other Comprehensive Income (Loss)

The following table illustrates activity within the balances in AOCI by component:

	Net unrealized
	gains (losses)	Net unrealized	Minimum
	on available for	gains (losses)	pension
	sale	on cash	liability
(in thousands)	debt securities	flow hedges	adjustment	Total

Balance, January 1, 2019	$(5,330)	$408	$(220)	$(5,142)
Net current period other comprehensive income (loss)	6,415	(447)	(149)	5,819
Balance, December 31, 2019	$1,085	$(39)	$(369)	$677

Balance, January 1, 2020	$1,085	$(39)	$(369)	$677
Net current period other comprehensive income (loss)	8,224	(82)	(78)	8,064
Balance, December 31, 2020	$9,309	$(121)	$(447)	$8,741

Balance, January 1, 2021	$9,309	$(121)	$(447)	$8,741
Net current period other comprehensive income (loss)	(16,966)	121	164	(16,681)
Balance, December 31, 2021	$(7,657)	$-	$(283)	$(7,940)

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

(15) Net Income per Share

The following table reflects net income (numerator) and average shares outstanding (denominator) for basic and diluted net income per share computations:

(dollars in thousands, except per share data)
Years Ended December 31,	2021	2020	2019

Net income	$74,645	$58,869	$66,067

Weighted average shares outstanding - basic	24,898	22,563	22,598
Dilutive securities	258	205	267

Weighted average shares outstanding - diluted	25,156	22,768	22,865

Net income per share - basic	$3.00	$2.61	$2.92
Net income per share - diluted	$2.97	$2.59	$2.89

Certain SARs that were excluded from the EPS calculation because their impact was antidilutive follows:

Years Ended December 31, (shares in thousands)	2021	2020	2019
Antidilutive SARs	—	202	199

(16) Employee Benefit Plans

Bancorp has a combined employee stock ownership and defined contribution plan. The plan is available to all employees meeting certain eligibility requirements. In general, for employees who work more than 1,000 hours per year, Bancorp matches employee contributions up to 6% of the employee’s salary, and contributes an amount of Bancorp stock equal to 2% of the employee’s salary. Employer matching expenses related to contributions to the plan for 2021, 2020, and 2019 were $3.3 million, $2.9 million and $2.6 million and are recorded on the consolidated statements of income within employee benefits. Employee and employer contributions are made in accordance with the terms of the plan. As of December 31, 2021 and 2020, the KSOP held 445,000 and 493,000 shares of Bancorp stock, respectively.

In addition, Bancorp has non-qualified plans into which directors and certain senior officers may defer director fees or salary/incentives. Bancorp matched certain executives’ deferrals into the senior officers’ plan amounting to approximately $224,000, $214,000 and $241,000 in 2021, 2020 and 2019, respectively. At both December 31, 2021 and 2020, the amounts included in other liabilities in the consolidated financial statements for this plan were $11 million, respectively. The total was comprised primarily of participants’ contributions, and represented the fair value of mutual fund investments directed by plan participants.

Bancorp sponsors an unfunded, non-qualified, defined benefit retirement plan for two key officers (one current officer and one retired officer), and has no plans to increase the number of or the benefits to participants. All participants are fully vested based on 25 years of service. Bancorp uses a December 31 measurement date for this plan. The accumulated benefit obligation for the plan included in other liabilities in the consolidated financial statements was $2.1 million and $1.9 million as of December 31, 2021 and December 31, 2020, respectively. Actuarially determined pension costs are expensed and accrued over the service period and benefits are paid from Bancorp’s assets. Bancorp maintains life insurance policies, for which it is the beneficiary, for defined benefit plan participants and certain former executives. Income from these policies serves to offset costs of benefits. The liability for Bancorp’s plan met the benefit obligation as of December 31, 2021 and 2020. Net periodic benefit cost was immaterial for all periods.

Benefits expected to be paid in future periods follows:

(in thousands)
2022	$—
2023	—
2024	137
2025	137
2026	219
2027 and thereafter	2,785

Total future payments	$3,278

Expected benefits to be paid are based on the same assumptions used to measure Bancorp’s benefit obligation at December 31, 2021. There are no obligations for other post-retirement or post-employment benefits.

(17) Stock-Based Compensation

The fair value of all stock-based awards granted, net of estimated forfeitures, is recognized as compensation expense over the respective service period.

At Bancorp's 2015 Annual Meeting of Shareholders, shareholders approved the 2015 Omnibus Equity Compensation Plan and authorized the shares available from the expiring 2005 plan for future awards under the 2015 plan. In 2018 shareholders approved an additional 500,000 shares for issuance under the plan. As of December 31, 2021, there were 368,000 shares available for future awards. The 2005 Stock Incentive Plan expired in April 2015 and SARs granted under this plan expire as late as 2025. The 2015 Stock Incentive Plan has no defined expiration date.

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

Fair values of SARs are estimated at the date of grant using the Black-Scholes option pricing model, a leading formula for calculating such value. The model requires the input of assumptions, changes to which can materially affect the fair value estimate. The following assumptions were used in SAR valuations at the grant date in each year:

	2021	2020	2019

Dividend yield	2.52%	2.51%	2.54%
Expected volatility	25.19%	20.87%	20.39%
Risk free interest rate	1.22%	1.25%	2.52%
Expected life of SARs (in years)	7.1	7.1	7.2

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

PSU Grants – PSUs vest based upon service and a three-year performance period, which begins January 1 of the first year of the performance period. Because grantees are not entitled to dividend payments during the performance period, the fair value of these PSUs is estimated based upon the market value of the underlying shares on the date of grant, adjusted for non-payment of dividends. Grants require a one year post-vesting holding period and the fair value of such grants incorporates a liquidity discount related to the holding period of 6.1%, 4.4% and 4.1% for 2021, 2020, and 2019, respectively.

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

Bancorp utilized cash of $208,000 and $224,000 during 2021 and 2020, respectively, for the purchase of shares upon the vesting of RSUs.

Bancorp has recognized stock-based compensation expense for SARs, RSAs, and PSUs within compensation expense, and RSUs for directors within other non-interest expense, as follows:

	Year Ended December 31, 2021
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$352	$1,288	$312	$2,613	$4,565
Deferred tax benefit	(74)	(271)	(66)	(549)	(960)
Total net expense	$278	$1,017	$246	$2,064	$3,605

	Year Ended December 31, 2020
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$352	$1,346	$270	$1,294	$3,262
Deferred tax benefit	(74)	(283)	(57)	(272)	(686)
Total net expense	$278	$1,063	$213	$1,022	$2,576

	Year Ended December 31, 2019
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$345	$1,185	$329	$1,719	$3,578
Deferred tax benefit	(72)	(249)	(69)	(361)	(751)
Total net expense	$273	$936	$260	$1,358	$2,827

Detail of unrecognized stock-based compensation expense follows:

(in thousands) Year Ended	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

2022	$309	$1,069	$3	$1,506	$2,887
2023	234	865	—	700	1,799
2024	127	623	—	—	750
2025	68	374	—	—	442
2026	11	34	—	—	45
Total estimated expense	$749	$2,965	$3	$2,206	$5,923

The following table summarizes SARs activity and related information:

(dollars in thousands, except per share and years)	SARs	Exercise price			Weighted average exercise price	Aggregate intrinsic value(1)	Weighted average fair value	Weighted average remaining contractual life (in years)

Outstanding, January 1, 2019	731	$14.02	-	$40.00	$22.42	$8,422	$3.83	5.2
Granted	53	36.65	-	38.18	37.01	213	6.24
Exercised	(143)	14.02	-	22.96	15.99	3,025	3.47
Forfeited	—	—			—	—	—
Outstanding, December 31, 2019	641	$14.02	-	$40.00	$25.06	$10,250	$4.10	5.3

Outstanding, January 1, 2020	641	$14.02	-	$40.00	$25.06	$10,250	$4.10	5.3
Granted	48	37.30	-	37.30	37.30	154	5.80
Exercised	(96)	14.02	-	25.76	16.33	2,401	2.88
Forfeited	—	—			—	—	—
Outstanding, December 31, 2020	593		-	$40.00	$27.47	$7,706	$4.44	5.1

Outstanding, January 1, 2021	593	$15.24	-	$40.00	$27.47	$7,706	$4.44	5.1
Granted	30	47.17	-	50.71	50.48	—	9.69
Exercised	(108)	15.24	-	19.37	16.40	4,239	2.85
Forfeited	—	—			—	—	—
Outstanding, December 31, 2021	515	$15.24	-	$50.71	$31.16	$16,854	$5.08	5.1

Vested and exercisable	368	$15.24	-	$40.00	$27.50	$13,369	$4.40	4.1
Unvested	147	35.90	-	50.71	40.27	3,485	6.79	7.6
Outstanding, December 31, 2021	515	$15.24	-	$50.71	$31.16	$16,854	$5.08	5.1

Vested in the current year	64	$25.7	-	$40.00	$34.87	$1,828	$5.45

(1) - Intrinsic value for SARs is defined as the amount by which the current market price of the underlying stock exceeds the exercise or grant price.

SARs outstanding by expiration year follows:

(in thousands, except per share data)
Expiration Year	SARs Outstanding	SARs Exercisable	Weighted Average Exercise Price
2022	12	12	$15.30
2023	40	40	15.26
2024	43	43	19.38
2025	63	63	23.00
2026	79	79	25.85
2027	46	38	40.00
2028	100	62	37.75
2029	53	21	37.01
2030	48	10	37.30
2031	31	—	50.48
	515	368	$31.16

The following table summarizes activity for RSAs granted to officers:

		Weighted
		average cost
(in thousands, except per share data)	RSAs	at grant date

Unvested at January 1, 2019	110	$32.09
Shares awarded	40	34.88
Restrictions lapsed and shares vested	(40)	28.74
Shares forfeited	(2)	35.36
Unvested at December 31, 2019	108	$34.31

Unvested at January 1, 2020	108	$34.31
Shares awarded	36	39.30
Restrictions lapsed and shares vested	(41)	32.38
Shares forfeited	(4)	36.63
Unvested at December 31, 2020	99	$36.85

Unvested at January 1, 2021	99	$36.85
Shares awarded	39	46.90
Restrictions lapsed and shares vested	(34)	35.48
Shares forfeited	(5)	40.81
Unvested at December 31, 2021	99	$41.07

Shares expected to be awarded for PSUs granted to executive officers of Bancorp, the three-year performance period, which began January 1 of the award year, are as follows:

Grant Year	Vesting Period in Years	Fair Value	Expected Shares to be Awarded
2019	3	$32.03	62,291
2020	3	32.27	65,111
2021	3	44.44	47,280

All Bancorp equity compensation plans have been approved by shareholders. The following table provides detail of the number of shares to be issued upon exercise of outstanding stock-based awards and remaining shares available for future issuance under Bancorp’s equity compensation plan as of December 31, 2021.

	Number of		Shares
	shares to be	Weighted	available for
	issued upon	average	future
Plan category (in thousands)	exercising/vesting	exercise price	issuance (a)

Equity compensation plans approved by security holders:

Stock Appreciation Rights	(b)	(b)	368
Restricted Stock Awards	99	N/A	(a)
Restricted Stock Units	8	N/A	(a)
Performance Stock Units	(c)	N/A	(a)
Total shares	107		368

(a)	Under the 2015 Omnibus Equity Compensation Plan, shares of stock are authorized for issuance as incentive and non-qualified stock options, SARs, RSAs, and RSUs.

(b)

At December 31, 2021, approximately 515,000 SARs were outstanding at a weighted average grant price of $31.16. The number of shares to be issued upon exercise will be determined based on the difference between the grant price and the market price at the date of exercise.

(c)

The number of shares to be issued is dependent upon Bancorp achieving certain predefined performance targets and ranges from zero shares to approximately 175,000 shares. As of December 31, 2021, shares expected to be awarded total approximately 175,000.

(18) Dividends

Bancorp’s principal source of cash revenue is dividends paid to it as the sole shareholder of the Bank. At any balance sheet date, the Bank’s regulatory dividend restriction represents the Bank’s net income of the current year plus the prior two years less any dividends paid for the same time period. At December 31, 2021, the Bank may pay an amount equal to $53 million in dividends to Bancorp without regulatory approval subject to ongoing capital requirements of the Bank.

(19) Commitments and Contingent Liabilities

As of December 31, 2021 and 2020, Bancorp had various commitments outstanding that arose in the normal course of business which are properly not reflected in the consolidated financial statements. Total off-balance sheet commitments to extend credit follows:

December 31, (in thousands)	2021	2020
Commercial and industrial	$625,858	$555,077
Construction and development	292,351	266,550
Home equity lines of credit	247,885	175,132
Credit cards	40,471	32,321
Overdrafts	51,104	33,564
Letters of credit	30,779	24,425
Other	76,721	54,385
Future loan commitments	325,983	249,318

Total off balance sheet commitments to extend credit	$1,691,152	$1,390,772

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

At December 31, 2021 and December 31, 2020, Bancorp had accrued $3.5 million and $5.4 million, respectively, in other liabilities for its estimate of inherent risks related to unfunded credit commitments. Reductions of the ACL for off balance sheet credit exposures totaling $2.2 million were recorded for the year ended December 31, 2021, as a result of continued improvement in line of credit utilization, attributed largely to the C&I lines of credit portfolio, and improved CECL model factors. Partially offsetting these reductions was the loan portfolio added through the KB acquisition, which resulted in a $250,000 increase in the ACL for off balance sheet credit exposures at acquisition date with no corresponding impact on earnings.

Standby letters of credit are conditional commitments issued by Bancorp to guarantee the performance of a customer to a first party beneficiary. Those guarantees are primarily issued to support commercial transactions. Standby letters of credit generally have maturities of one to two years.

Certain commercial customers require confirmation of Bancorp’s letters of credit by other banks since Bancorp does not have a rating by a national rating agency. Terms of the agreements range from one month to a year with certain agreements requiring between one and six months’ notice to cancel. If an event of default on all contracts had occurred at December 31, 2021, Bancorp would have been required to make payments of approximately $3 million, or the maximum amount payable under those contracts. No payments have ever been required because of default on these contracts. These agreements are normally secured by collateral acceptable to Bancorp, which limits credit risk associated with the agreements.

As of December 31, 2021, in the normal course of business, there were pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate result of these legal actions and proceedings will not have a material adverse effect on the consolidated financial position or results of operations of Bancorp.

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

Bancorp’s AFS debt securities are priced using either quoted prices of identical securities in an active market (Level 1) or standard industry models or matrices with various assumptions such as yield curves, volatility, prepayment speeds, default rates, time value, credit rating and market prices for similar instruments, which are assumptions observable in the market place and can be derived from or supported by observable data (Level 2).

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

MSRs, collateral dependent loans and OREO are recorded at fair value on a non-recurring basis, generally in the application of lower of cost or market adjustments or write-downs of specific assets.

Carrying values of assets measured at fair value on a recurring basis follows:

	Fair Value Measurements Using			Total
December 31, 2021 (in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Available for sale debt securities:
U.S. Treasury and other U.S. Government obligations	$122,501	$—	$—	$122,501
Government sponsored enterprise obligations	—	135,021	—	135,021
Mortgage backed securities - government agencies	—	846,624	—	846,624
Obligations of states and political subdivisions	—	75,075	—	75,075
Other	—	1,077	—	1,077

Total available for sale debt securities	122,501	1,057,797	—	1,180,298

Interest rate swaps	—	3,148	—	3,148

Total assets	$122,501	$1,060,945	$—	$1,183,446

Liabilities:
Interest rate swaps	$—	$3,162	$—	$3,162

	Fair Value Measurements Using:			Total
December 31, 2020 (in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Available for sale debt securities:
Government sponsored enterprise obligations	$—	$138,078	$—	$138,078
Mortgage backed securities - government agencies	—	437,585	—	437,585
Obligations of states and political subdivisions	—	11,315	—	11,315

Total available for sale debt securities	—	586,978	—	586,978

Interest rate swaps	—	8,374	—	8,374

Total assets	$—	$595,352	$—	$595,352

Liabilities:
Interest rate swaps	$—	$8,391	$—	$8,391

There were no transfers into or out of Level 3 of the fair value hierarchy during 2021 or 2020.

For the securities portfolio, Bancorp monitors the valuation technique used by pricing agencies to ascertain when transfers between levels have occurred. The nature of other assets and liabilities measured at fair value is such that transfers in and out of any level are expected to be rare. For the year ended December 31, 2021, there were no transfers between Levels 1, 2, or 3.

Bancorp had no financial instruments classified within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis at December 31, 2021 or 2020.

Discussion of assets measured at fair value on a non-recurring basis follows:

MSRs – On at least a quarterly basis, MSRs are evaluated for impairment based upon the fair value of the MSRs as compared to carrying amount. Fair value is based on a valuation model that calculates the present value of estimated net servicing income. The model incorporates assumptions that market participants would use in estimating future net servicing income. These measurements are classified as Level 3. At December 31, 2021 and 2020, there was no valuation allowance for MSRs, as the fair value exceeded the cost. Accordingly, the MSRs are not included in the following tabular disclosure for December 31, 2021 or 2020.

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

Below are carrying values of assets measured at fair value on a non-recurring basis:

					Losses recorded
(in thousands)	Fair Value Measurement Using				for the year ended
December 31, 2021	Level 1	Level 2	Level 3	Total Fair Value	December 31, 2021

Collateral dependent loans	$—	$—	$4,487	$4,487	$891
Other real estate owned	—	—	7,212	7,212	17

					Losses recorded
(in thousands)	Fair Value Measurement Using:				for the year ended
December 31, 2020	Level 1	Level 2	Level 3	Total Fair Value	December 31, 2020

Collateral dependent loans	$—	$—	$7,546	$7,546	$59
Other real estate owned	—	—	281	281	52

					Losses recorded
(in thousands)	Fair Value Measurement Using:				for the year ended
December 31, 2019	Level 1	Level 2	Level 3	Total Fair Value	December 31, 2019

Collateral dependent loans	$—	$—	$7,253	$7,253	$20
Other real estate owned	—	—	493	493	70

There were no liabilities measured at fair value on a non-recurring basis at December 31, 2021 and December 31, 2020.

For Level 3 assets measured at fair value on a non-recurring basis, the significant unobservable inputs used in the fair value measurements are presented below.

	December 31, 2021
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average

Collateral dependent loans	$4,487	Appraisal	Appraisal discounts	41.1%
Other real estate owned	7,212	Appraisal	Appraisal discounts	31.6

	December 31, 2020
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average

Impaired loans - collateral dependent	$7,546	Appraisal	Appraisal discounts	10.7%
Other real estate owned	281	Appraisal	Appraisal discounts	36.0

(21) Disclosure of Financial Instruments Not Reported at Fair Value

GAAP requires disclosure of the fair value of financial assets and liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis. The estimated fair values of Bancorp’s financial instruments not measured at fair value on a recurring or non-recurring basis follows:

	Carrying		Fair Value Measurements Using:
December 31, 2021 (in thousands)	amount	Fair value	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$961,192	$961,192	$961,192	$—	$—
Mortgage loans held for sale	8,614	8,818	—	8,818	—
Federal Home Loan Bank stock	9,376	9,376	—	9,376	—
Loans, net	4,115,405	4,129,091	—	—	4,129,091
Accrued interest receivable	13,745	13,745	13,745	—	—

Liabilities
Non-interest bearing deposits	$1,755,754	$1,755,754	$1,755,754	$—	$—
Transaction deposits	3,597,538	3,597,538	—	3,597,538	—
Time deposits	434,222	433,813	—	433,813	—
Securities sold under agreement to repurchase	75,466	75,466	—	75,466	—
Federal funds purchased	10,374	10,374	—	10,374	—
Accrued interest payable	300	300	300	—	—

	Carrying		Fair Value Measurements Using:
December 31, 2020 (in thousands)	amount	Fair value	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$317,945	$317,945	$317,945	$—	$—
Mortgage loans held for sale	22,547	23,389	—	23,389	—
Federal Home Loan Bank stock	11,284	11,284	—	11,284	—
Loans, net	3,479,676	3,513,916	—	—	3,513,916
Accrued interest receivable	13,094	13,094	13,094	—	—

Liabilities
Non-interest bearing deposits	$1,187,057	$1,187,057	$1,187,057	$—	$—
Transaction deposits	2,409,173	2,409,173	—	2,409,173	—
Time deposits	392,404	395,734	—	395,734	—
Securities sold under agreement to repurchase	47,979	47,979	—	47,979	—
Federal funds purchased	11,464	11,464	—	11,464	—
Federal Home Loan Bank advances	31,639	33,180	—	33,180	—
Accrued interest payable	391	391	391	—	—

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

Bancorp had outstanding undesignated interest rate swap contracts as follows:

	Receiving		Paying
	December 31,	December 31,	December 31,	December 31,
(dollars in thousands)	2021	2020	2021	2020
Notional amount	$123,983	$119,940	$123,983	$119,940
Weighted average maturity (years)	7.2	7.8	7.2	7.8
Fair value	$3,148	$8,374	$3,162	$8,391

In 2016, Bancorp entered into an interest rate swap to hedge cash flows of a $10 million rolling fixed-rate three-month FHLB advance that matured on December 6, 2021 and was not renewed. For purposes of hedging, rolling fixed rate advances are considered to be floating rate liabilities. Interest rate swaps involve exchange of Bancorp’s floating rate interest payments for fixed rate swap payments on underlying principal amounts. These swaps were designated and qualified, for cash-flow hedge accounting. For derivative instruments that are designated and qualify as cash flow hedging instruments, the effective portion of gains or losses is reported as a component of OCI, and is subsequently reclassified into earnings as an adjustment to interest expense in periods for which the hedged forecasted transaction impacts earnings. As of December 31, 2021, Bancorp has no outstanding cash flow hedges.

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

Additionally, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, Bancorp and the Bank must hold a 2.5% capital conservation buffer composed of Common Equity Tier 1 Risk-Based Capital above the minimum risk-based capital requirements for the Common Equity Tier 1 Risk-Based Capital ratio, Tier 1 Risk-Based Capital ratio and Total Risk-Based Capital ratio necessary to be considered adequately-capitalized. At December 31, 2021, the adequately-capitalized minimums, including the capital conservation buffer, were a 6.0% Common Equity Tier 1 Risk-Based Capital ratio, 8.5% Tier 1 Risk-Based Capital ratio and 10.5% Total Risk-Based Capital ratio. The capital conservation buffer was phased in starting in 2016 at 0.625% and was fully implemented at 2.5% effective January 1, 2019.

Bancorp continues to exceed the regulatory requirements for all calculations. Bancorp and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB and the FDIC, in addition to the capital conservation buffer.

The following table sets forth consolidated Bancorp’s and the Bank’s risk based capital amounts and ratios:

(dollars in thousands)	Actual		Minimum for adequately capitalized		Minimum for well capitalized
December 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$596,411	12.79%	$372,929	8.00%	NA	NA
Bank	577,078	12.42	371,809	8.00	$464,761	10.00%

Common equity tier 1 risk-based capital (1)
Consolidated	556,590	11.94	209,772	4.50	NA	NA
Bank	537,257	11.56	209,142	4.50	302,095	6.50

Tier 1 risk-based capital (1)
Consolidated	556,590	11.94	279,696	6.00	NA	NA
Bank	537,257	11.56	278,857	6.00	371,809	8.00

Leverage (2)
Consolidated	556,590	8.86	251,348	4.00	NA	NA
Bank	537,257	8.57	250,871	4.00	313,588	5.00

(dollars in thousands)	Actual		Minimum for adequately capitalized		Minimum for well capitalized
December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$470,648	13.36%	$281,887	8.00%	NA	NA
Bank	456,302	12.99	281,106	8.00	$351,383	10.00%

Common equity tier 1 risk-based capital (1)
Consolidated	430,886	12.23	158,556	4.50	NA	NA
Bank	416,540	11.85	158,122	4.50	228,399	6.50

Tier 1 risk-based capital (1)
Consolidated	430,886	12.23	211,407	6.00	NA	NA
Bank	416,540	11.85	210,830	6.00	281,106	8.00

Leverage (2)
Consolidated	430,886	9.57	180,123	4.00	NA	NA
Bank	416,540	9.26	179,845	4.00	224,807	5.00

(1) Ratio is computed in relation to risk-weighted assets.

(2) Ratio is computed in relation to average assets.

NA – Regulatory framework does not define “well-capitalized” for holding companies.

(24) Stock Yards Bancorp, Inc. (parent company only)

Condensed Balance Sheets
	December 31,
(in thousands)	2021	2020

Assets
Cash on deposit with subsidiary bank	$3,489	$5,106
Investment in and receivable from subsidiaries	658,901	426,356
Other assets	13,917	9,629
Total assets	$676,307	$441,091

Liabilities and stockholders' equity
Other liabilities	$438	$390
Total stockholders’ equity	675,869	440,701
Total liabilities and stockholders’ equity	$676,307	$441,091

Condensed Statements of Income

	Years ended December 31,
(in thousands)	2021	2020	2019

Income - dividends and interest from subsidiaries	$62,941	$18,050	$72,119
Other income	1	1	2
Less expenses	7,534	3,909	4,935
Income before income taxes and equity in undistributed net income of subsidiary	55,408	14,142	67,186
Income tax benefit	(2,957)	(1,749)	(4,683)
Income before equity in undistributed net income of subsidiary	58,365	15,891	71,869
Equity in undistributed net income of subsidiary	16,280	42,978	(5,802)
Net income	$74,645	$58,869	$66,067

Comprehensive income	$57,964	$66,933	$71,886

Condensed Statements of Cash Flows

	Years ended December 31
(in thousands)	2021	2020	2019
Operating activities
Net income	$74,645	$58,869	$66,067
Adjustments to reconcile net income to net cash provided by operating activities: to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(16,280)	(42,978)	5,802
Stock compensation expense	4,565	3,262	3,578
Excess tax benefits from stock- based compensation arrangements	(1,482)	(452)	(812)
Change in other assets	(2,685)	(1,356)	(3,863)
Change in other liabilities	40	17	(82)
Net cash provided by operating activities	58,803	17,362	70,690

Investing activities
Purchase of AFS equity security	(120)	—	—
Cash for acquisition	(28,276)	—	(28,000)
Net cash used in investing activities	(28,396)	—	(28,000)

Financing activities
Repurchase of common stock	(3,618)	(2,265)	(11,817)
Share repurchases related to compensation plans	(208)	(224)	(272)
Cash dividends paid	(28,198)	(24,481)	(23,542)
Net cash used in financing activities	(32,024)	(26,970)	(35,631)
Net increase (decrease) in cash	(1,617)	(9,608)	7,059
Cash at beginning of year	5,106	14,714	7,655
Cash at end of year	$3,489	$5,106	$14,714

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

Selected financial information by business segment follows:

	Commercial
As of and for the Year ended December 31, 2021 (in thousands)	Banking	WM&T	Total

Net interest income	$170,775	$299	$171,074
Provision for credit losses	(753)	—	(753)
Wealth management and trust services	—	27,613	27,613
All other non-interest income	38,237	—	38,237
Non-interest expenses	128,091	14,189	142,280
Income before income tax expense	81,674	13,723	95,397
Income tax expense	17,774	2,978	20,752
Net income	$63,900	$10,745	$74,645

Total assets	$6,641,916	$4,109	$6,646,025

	Commercial
As of and for the Year ended December 31, 2020 (in thousands)	Banking	WM&T	Total
Net interest income	$135,587	$334	$135,921
Provision for credit losses	18,418	—	18,418
Wealth management and trust services	—	23,406	23,406
All other non-interest income	28,493	—	28,493
Non-interest expenses	88,820	12,839	101,659
Income before income tax expense	56,842	10,901	67,743
Income tax expense	6,508	2,366	8,874
Net income	$50,334	$8,535	$58,869

Total assets	$4,604,998	$3,631	$4,608,629

	Commercial
As of and for the Year ended December 31, 2019 (in thousands)	Banking	WM&T	Total
Net interest income	$125,029	$319	$125,348
Provision for credit losses	1,000	—	1,000
Wealth management and trust services	—	22,643	22,643
All other non-interest income	26,785	—	26,785
Non-interest expenses	85,407	12,709	98,116
Income before income tax expense	65,407	10,253	75,660
Income tax expense	7,368	2,225	9,593
Net income	$58,039	$8,028	$66,067

Total assets	$3,720,502	$3,695	$3,724,197

(26) Quarterly Operating Results (unaudited)

A summary of quarterly operating results follows:

	2021
(dollars in thousands except per share data)	4th quarter	3rd quarter	2nd quarter	1st quarter

Interest income	$47,508	$46,948	$43,102	$39,518
Interest expense	1,326	1,465	1,518	1,693
Net interest income	46,182	45,483	41,584	37,825
Provision for credit losses	(1,900)	(1,525)	4,147	(1,475)
Net interest income after provision	48,082	47,008	37,437	39,300
Non-interest income	18,604	17,614	15,788	13,844
Non-interest expenses	34,572	34,558	48,177	24,973
Income before income taxes	32,114	30,064	5,048	28,171
Income tax expense	7,525	6,902	864	5,461
Net income	$24,589	$23,162	$4,184	$22,710

Basic earnings per share	$0.93	$0.87	$0.17	$1.00
Diluted earnings per share	$0.92	$0.87	$0.17	$0.99

	2020
(dollars in thousands except per share data)	4th quarter	3rd quarter	2nd quarter	1st quarter

Interest income	$38,339	$36,144	$36,506	$36,882
Interest expense	2,087	2,449	2,978	4,436
Net interest income	36,252	33,695	33,528	32,446
Provision for credit losses	500	4,968	7,025	5,925
Net interest income after provision	35,752	28,727	26,503	26,521
Non-interest income	13,698	13,043	12,622	12,536
Non-interest expenses	29,029	25,646	23,409	23,575
Income before income taxes	20,421	16,124	15,716	15,482
Income tax expense	2,685	1,591	2,348	2,250
Net income	$17,736	$14,533	$13,368	$13,232

Basic earnings per share	$0.79	$0.64	$0.59	$0.59
Diluted earnings per share	$0.78	$0.64	$0.59	$0.58

	2019
(dollars in thousands except per share data)	4th quarter	3rd quarter	2nd quarter	1st quarter

Interest income	$37,831	$38,009	$36,996	$35,056
Interest expense	5,075	5,903	6,194	5,372
Net interest income	32,756	32,106	30,802	29,684
Provision for credit losses	—	400	—	600
Net interest income after provision	32,756	31,706	30,802	29,084
Non-interest income	12,987	13,209	12,224	11,008
Non-interest expenses	26,153	23,898	25,453	22,612
Income before income taxes	19,590	21,017	17,573	17,480
Income tax expense	2,941	3,783	1,030	1,839
Net income	$16,649	$17,234	$16,543	$15,641

Basic earnings per share	$0.74	$0.76	$0.73	$0.69
Diluted earnings per share	$0.73	$0.76	$0.72	$0.68

Note: The sum of EPS of each of the quarter may not equate to the year-to-date amount reported in Bancorp’s consolidated financial statements due to rounding.

(27) Revenue from contracts with customers

All of Bancorp’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The table below presents Bancorp’s sources of non-interest income with items outside the scope of ASC 606 noted as such:

	Year Ended December 31, 2021
(in thousands)	Commercial	WM&T	Total

Wealth management and trust services	$—	$27,613	$27,613
Deposit service charges	5,852	—	5,852
Debit and credit card income	13,456	—	13,456
Treasury management fees	6,912	—	6,912
Mortgage banking income(1)	4,724	—	4,724
Net investment product sales commissions and fees	2,553	—	2,553
Bank owned life insurance(1)	914	—	914
Other(2)	3,826	—	3,826
Total non-interest income	$38,237	$27,613	$65,850

	Year Ended December 31, 2020
(in thousands)	Commercial	WM&T	Total

Wealth management and trust services	$—	$23,406	$23,406
Deposit service charges	4,161	—	4,161
Debit and credit card income	8,480	—	8,480
Treasury management fees	5,407	—	5,407
Mortgage banking income(1)	6,155	—	6,155
Net investment product sales commissions and fees	1,775	—	1,775
Bank owned life insurance(1)	693	—	693
Other(2)	1,822	—	1,822
Total non-interest income	$28,493	$23,406	$51,899

	Year Ended December 31, 2019
(in thousands)	Commercial	WM&T	Total

Wealth management and trust services	$—	$22,643	$22,643
Deposit service charges	5,193	—	5,193
Debit and credit card income	8,123	—	8,123
Treasury management fees	4,992	—	4,992
Mortgage banking income(1)	2,934	—	2,934
Net investment product sales commissions and fees	1,498	—	1,498
Bank owned life insurance(1)	1,031	—	1,031
Other(2)	3,014	—	3,014
Total non-interest income	$26,785	$22,643	$49,428

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

WM&T provides customers fiduciary and investment management services as agreed upon in asset management contracts. The contracts require WM&T to provide a series of distinct services for which fees are earned over time. The contracts are cancellable upon demand with fees typically based upon the asset value of investments. Revenue is accrued and recognized monthly based upon month-end asset values and collected from the customer predominately in the following month except for a small percentage of fees collected quarterly. Incentive compensation related to WM&T activities is considered a cost of obtaining the contract. Contracts between WM&T and customers do not permit performance-based fees and accordingly, none of the fee income earned by WM&T is performance-based. Trust fees receivable were $2.9 million and $2.2 million at December 31, 2021 and December 31, 2020, respectively.

Investment products sales commissions and fees represent the Bank’s share of transaction fees and wrap fees resulting from investment services and programs provided through an agent relationship with a third party broker-dealer. Transaction fees are assessed at the time of the transaction. Those fees are collected and recognized on a monthly basis. Trailing fees are based upon market values and are assessed, collected and recognized on a quarterly basis. Because the Bank acts as an agent in arranging the relationship between the customer and third party provider, and does not control the services rendered, investment product sales commissions and fees are reported net of related costs, including nominal incentive compensation, and trading activity charges of $592,000 and $579,000 for the years ended December 31, 2021 and 2020.

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

Bancorp did not establish any contract assets or liabilities as a result of adopting ASC 606, nor were any recognized during the year ended December 31, 2021.

(28) Subsequent Event

Effective August 3, 2021, Bancorp executed a definitive Share Purchase Agreement (“agreement”), pursuant to which Bancorp will acquire all of the outstanding stock of privately held Commonwealth, Bancshares, Inc. Commonwealth Bancshares, Inc., headquartered in Louisville, Kentucky, is the holding company for Commonwealth Bank & Trust, which operates 15 retail branches, including nine in Jefferson County, four in Shelby County and two in Northern Kentucky.

Under the terms of the Agreement, the Company will acquire all outstanding stock in a combined stock and cash transaction, resulting in a total consideration to Commonwealth Bancshares existing shareholders of approximately $171 million based on estimates as of February 17, 2022. Bancorp will fund the cash payment portion of the acquisition through existing resources on-hand.

Bancorp has received all required regulatory approvals to complete the acquisition and the acquisition is expected to close on or around March 7, 2022, subject to satisfaction or waiver of remaining closing conditions.  As of December 31, 2021, Commonwealth Bancshares, Inc. had approximately $1.31 billion in assets, $680 million in loans, $1.16 billion in deposits and $88 million in tangible common equity. Commonwealth also maintains a Wealth Management and Trust Department with total assets under management of $2.73 billion at December 31, 2021. The combined franchise will have 78 branches at acquisition date and anticipates serving customers through a branch network of 73 locations, as Bancorp has notified regulators of its intent to close five locations as part of the merger. The combined franchise will have total assets of approximately $8.0 billion, $4.85 billion in gross loans, $6.95 billion in deposits and $7.53 billion in trust assets under management.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Stock Yards Bancorp, Inc.

Louisville, Kentucky

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Stock Yards Bancorp, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three‑year period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that:  (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments.  The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowances for Credit Losses

The Company’s loan portfolio totaled $4.2 billion as of December 31, 2021 and the associated allowance for credit losses on loans was $53.9 million.  The Company’s unfunded loan commitments totaled $1.7 billion, with an associated allowance for credit loss of $3.5 million.  Together these amounts represent the allowances for credit losses (“ACL”).  As discussed in Notes 1 and 5 to the consolidated financial statements, the allowance for credit losses related to loans is a contra-asset valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected.  As discussed in Notes 1 and 19 to the consolidated financial statements, the allowance for credit losses related to unfunded commitments is a liability account and is included in other liabilities.  The amount of each allowance account represented management’s best estimate of current expected credit losses on these financial instruments considering all relevant available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument.

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

In some cases, management determined that an individual loan exhibited unique risk characteristics which differentiated the loan from other loans with the identified loan pools.  In such cases the loans were evaluated for expected credit losses on an individual basis and excluded from the collective evaluation.

Management qualitatively adjusted model results for risk factors that were not considered within the modeling processes but were deemed relevant in assessing the expected credit losses within the loan pools.  These qualitative factor adjustments modified management’s estimate of expected credit losses by a calculated percentage or amount based upon the estimated level of risk.

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

How We Addressed the Matter in Our Audit

The primary procedures we performed related to this CAM included:

●	Obtained an understanding of the Company’s process for establishing the ACL, including the implementation of models and the qualitative factor adjustments of the ACL

●	Evaluated and tested the design and operating effectiveness of related controls over the reliability and accuracy of data used to calculate and estimate the various components of the ACL including:

o	Loan data completeness and accuracy

o	Grouping of loans by segment

o	Model inputs utilized including PD, LGD, remaining life and prepayment speed

o	Approval of model assumptions selected

o	Establishment of qualitative factors

o	Loan risk ratings

●	Tested the mathematical accuracy of the calculation of the ACL

●	Performed reviews of individual credit files to evaluate the reasonableness of loan credit risk ratings

●	Tested internally prepared loan reviews to evaluate the reasonableness of loan credit risk ratings

●	Tested the completeness and accuracy, including the evaluation of the relevance and reliability, of inputs utilized in the calculation of the ACL

●	Evaluated the qualitative adjustments to the ACL including assessing the basis for adjustments and the reasonableness of the significant assumptions

●	Tested the reasonableness of specific reserves on individually evaluated loans

●	Evaluated credit quality trends in delinquencies, non-accruals, charge-offs and loan risk ratings

●	Evaluated the overall reasonableness of the ACL and evaluated trends identified within peer groups

●	Tested estimated utilization rate of unfunded loan commitments

Acquisition

As described in Note 3 to the consolidated financial statements, the Corporation completed the acquisition of Kentucky Bancshares, Inc. during the year ended December 31, 2021 with an acquisition price of $232.9 million, including the recognition of $123.3 million of Goodwill.  Management determined that the acquisition qualified as a business and accordingly, all identifiable assets and liabilities acquired were valued at fair value as part of the purchase price allocation as of the acquisition date.  The identification and valuation of such acquired assets and assumed liabilities required management to exercise significant judgment and consider the use of outside vendors to estimate the fair value allocations.

We identified the acquisition and the valuation of acquired assets and assumed liabilities a critical audit matter.  Auditing the acquisition transaction involved a high degree of subjectivity in evaluating management’s operational assumptions, fair value estimates, purchase price allocations and assessing the appropriateness of outside vendor valuation models.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

●	Obtaining and reviewing executed Plan and Agreement of Merger documents to gain an understanding of the underlying terms of the consummated acquisition

●	Obtaining and reviewing management’s reconciliation procedures of significant accounts and testing of completion procedures performed and asset/liability identification considerations made

●

Testing management’s computation of purchase price and determination of goodwill recognized focusing on the completeness and accuracy of the balance sheet acquired and related fair value purchase price allocations made to identified assets acquired and liabilities assumed

●

Obtaining and reviewing significant outside vendor valuation estimates and challenging management’s review of the appropriateness of the valuations assessed/allocated to assets acquired and liabilities assumed; including but not limited to, testing all critical inputs, including assumptions applied and valuation models utilized by the outside vendors

●

Utilization of our Forensics & Valuation Services group to assist with testing and challenging the related fair value purchase price allocations made to identified assets acquired and liabilities assumed

●	Reviewing and evaluating the adequacy of the disclosures made in the footnotes of the Corporation’s SEC filings

/s/ BKD, LLP

We have served as the Company’s auditor since 2018.

Indianapolis, Indiana

February 25, 2022

Name of Engagement Executive:  Ben D. Howard

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

BKD LLP, the independent registered public accounting firm that audited the consolidated financial statements of Bancorp included in this Annual Report on Form 10-K, has issued a report on Bancorp’s internal control over financial reporting as of December 31, 2021. The report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021.

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

/s/ T. Clay Stinnett
T. Clay Stinnett
EVP and CFO

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.      Controls and Procedures.

Disclosure Controls and Procedures

Bancorp maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to record, process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on their evaluation of Bancorp’s disclosure controls and procedures which took place as of December 31, 2021, the Chairman/CEO and CFO believe that these controls and procedures are effective to ensure that Bancorp is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

Based on the evaluation of Bancorp’s disclosure controls and procedures by the Chairman/CEO and CFO; no changes occurred during the fiscal quarter ended December 31, 2021 in Bancorp’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

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

Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2021, based on the control criteria established in a report entitled Internal Control – Integrated Framework (2013), issued by the COSO. As permitted by SEC guidance, management excluded from its assessment the operations of the Kentucky Bancshares, Inc. acquisition made during 2021, which is described in Note 3 of the Consolidated Financial Statements. The total assets of the entity acquired in this acquisition represented approximately 19% of the Company’s total consolidated assets as of December 31, 2021. Based on such assessment, management has concluded that Bancorp’s internal control over financial reporting is effective as of December 31, 2021 based on the specified criteria.

BKD LLP, the independent registered public accounting firm that audited the consolidated financial statements of Bancorp included in this Annual Report on Form 10-K, has also audited Bancorp’s internal control over financial reporting as of December 31, 2021. Their report expressed an unqualified opinion on the effectiveness of Bancorp’s internal control over financial reporting as of December 31, 2021.

/s/ James A. Hillebrand
James A. Hillebrand
Chairman and CEO

/s/ T. Clay Stinnett
T. Clay Stinnett
EVP and CFO

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Stock Yards Bancorp, Inc.

Louisville, Kentucky

Opinion on the Internal Control Over Financial Reporting

We have audited Stock Yards Bancorp, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

The Company acquired 100 percent of the outstanding shares of Kentucky Bancshares, Inc. (the Acquired Business) common stock; on May 31, 2021, and management excluded the Acquired Business from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. The Acquired Business represented approximately 19 percent of the Company’s consolidated total assets as of December 31, 2021. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the Acquired Business.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2021 and 2020 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2021, and our report dated February 25, 2022 expressed an unqualified opinion thereon.

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

/s/ BKD, LLP

Indianapolis, Indiana

February 25, 2022

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information regarding the directors and executive officers of Bancorp is incorporated herein by reference to the discussion under the heading, “PROPOSAL 1: ELECTION OF DIRECTORS,” in Bancorp’s Proxy Statement to be filed with the SEC for the 2022 Annual Meeting of Shareholders (“Proxy Statement”)

Information regarding the Audit Committee is incorporated herein by reference to the discussion under the heading, “BOARD OF DIRECTORS’ MEETINGS AND COMMITTEES” in Bancorp’s Proxy Statement.

Information regarding principal occupation of Bancorp directors as of December 31, 2021 follows:

Name of Director	Principal Occupation

Shannon B. Arvin	President and CEO, Keeneland Association

Paul J. Bickel III	President, U.S. Specialties

J. McCauley Brown	Retired Vice President, Brown-Forman Corporation

David P. Heintzman	Retired CEO, Stock Yards Bancorp, Inc. and Stock Yards Bank & Trust Company

Donna Heitzman	Retired Portfolio Manager, KKR Prisma Capital

Carl G. Herde	Vice President/Financial Policy, Kentucky Hospital Association

James A. Hillebrand	Chairman of the Boards and CEO, Stock Yards Bancorp, Inc. and Stock Yards Bank & Trust Company

Richard A. Lechleiter	President, Catholic Education Foundation of Louisville

Edwin S. Saunier	President, Saunier Moving & Storage, Inc.

Stephen M. Priebe	President, Hall Contracting of Kentucky

John L. Schutte	CEO, GeriMed, Inc.

Kathy C. Thompson	Senior EVP, Stock Yards Bancorp, Inc. and Stock Yards Bank & Trust Company and Manager of the Bank's WM&T Division

The Board of Directors of Bancorp has adopted a code of ethics for its CEO and financial executives included under Exhibit 14.

The following table lists the names and ages as of December 31, 2021 of all current executive officers of Bancorp and the Bank. Each executive officer is appointed by Bancorp’s Board of Directors to serve at the discretion of the Board.

There is no arrangement or understanding between any executive officer or Bancorp or the Bank and any other person(s) pursuant to which he/she was or is to be selected as an officer.

Name and Age	Position and Offices with
of Executive Officer	Bancorp and/or the Bank
James A. Hillebrand	Chairman and CEO of Bancorp and SYB
Age 53

Philip S. Poindexter	President of Bancorp and SYB
Age 55

Kathy C. Thompson	Senior EVP and Director of WM&T Division of SYB; Director of Bancorp and SYB
Age 60

T. Clay Stinnett	EVP, Treasurer and CFO of Bancorp and SYB
Age 48

William M. Dishman III	EVP and Chief Risk Officer of SYB
Age 58

Michael J. Croce	EVP and Director of Retail Banking of SYB
Age 52

Michael V. Rehm	EVP and Chief Lending Officer of SYB
Age 57

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to the discussion under the heading, “PROPOSAL 1: ELECTION OF DIRECTORS” in Bancorp’s Proxy Statement.

The information required by this item concerning equity compensation plan information is included in the Footnote titled “Stock Based Compensation” of the notes to Consolidated Financial Statements.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the discussion under the headings, “PROPOSAL 1. ELECTION OF DIRECTORS” and “TRANSACTIONS WITH MANAGEMENT AND OTHERS,” in Bancorp’s Proxy Statement.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated herein by reference to the discussion under the heading “INDEPENDENT AUDITOR FEES,” in Bancorp’s Proxy Statement.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements:

Consolidated Balance Sheets – December 31, 2021 and 2020
Consolidated Statements of Income - years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Comprehensive Income - years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Changes in Stockholders’ Equity - years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Cash Flows - years ended December 31, 2021, 2020 and 2019
Footnotes to Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firms

(a)(2)	Financial Statement Schedules:

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

10.4*	Stock Yards Bank & Trust Company 2009 Restated Senior Officers Security Plan Exhibit 10.1 to Form 8-K filed December 19, 2008, is incorporated by reference herein.
10.5*	Form of Change in Control Severance Agreement (Dishman, Stinnett and Croce), as filed as Exhibit 10.5 to Form 8-K filed January 28, 2010, is incorporated by reference herein.
10.6*	S.Y. Bancorp, Inc. 2005 Stock Incentive Plan, as filed as Exhibit 10.1 to Form 8-K filed May 2, 2005, is incorporated by reference herein.
10.7*	Amendment No. 1 to S. Y. Bancorp, Inc. 2005 Stock Incentive Plan, as filed as Exhibit 10.1 to Form 8-K filed on April 22, 2010, is incorporated by reference herein.
10.8*	Terms of Restricted Stock Program, as filed as Exhibit 10.1 to Form 8-K filed on February 26, 2007, is incorporated by reference herein.
10.9*

Form of Indemnification Agreement between Stock Yards Bank & Trust Company, S.Y. Bancorp, Inc. and each member of the Board of Directors. Exhibit 10.3 to Annual Report on Form 10-K for the year ended December 31, 2001, of Bancorp is incorporated by reference herein.

10.10*	Amendment No. 2 to the S. Y. Bancorp, Inc. 2005 Stock Incentive Plan, as filed as Exhibit 10.1 to Form 8-K filed on April 22, 2011, is incorporated by reference herein
10.11*	Form of Annual Cash Incentive Plan, as filed as Exhibit 10.1 to Form 8-K filed on April 26, 2013, is incorporated by reference herein.
10.12*	Amendment No. 3 to the S. Y. Bancorp, Inc. 2005 Stock Incentive Plan, as filed as Exhibit 10.1 to Form 8-K filed on November 22, 2013, is incorporated by reference herein.
10.13*	Amendment No. 1 to the Director Nonqualified Deferred Compensation Plan, as filed as Exhibit 10.2 to Form 8-K filed on November 22, 2013, is incorporated by reference herein.
10.14*

Form of Amended and Restated Change in Control Severance Agreement (for Ja Hillebrand and Kathy Thompson), as filed as Exhibit 10.1 to Form 8-K filed on December 17, 2013, is incorporated by reference herein.

10.15*	Form of Annual Cash Bonus Plan (as amended December 16, 2013), as filed as Exhibit 10.2 to Form 8-K filed on December 17, 2013, is incorporated by reference herein.
10.16*	Form of Restricted Stock Unit Grant Agreement for grants awarded 2014 and later, as filed as Exhibit 10.3 to Form 8-K filed on December 17, 2013, is incorporated by reference herein.
10.17*

Form of Amendment No. 1 to the Stock Yards Bank & Trust Company Executive Nonqualified Deferred Compensation Plan, as filed as Exhibit 10.1 to Form 8-K filed on December 18, 2014, is incorporated by reference herein.

10.18*

Form of Amendment No. 2 to the Stock Yards Bank & Trust Company Director Nonqualified Deferred Compensation Plan, as filed as Exhibit 10.2 to Form 8-K filed on December 18, 2014, is incorporated by reference herein.

10.19*	Stock Yards Bancorp, Inc. 2015 Omnibus Equity Compensation Plan, as filed as Exhibit 10.1 to Form 8K, on April 27, 2015 is incorporated by reference herein.
10.20*	Form of Stock Appreciation Rights Agreement, as filed as Exhibit 10.2 to Form 8-K filed on March 17, 2016, is incorporated by reference herein.
10.21*	Form of Performance-Vested Stock Unit Grant Agreement, as filed as Exhibit 10.1 to Form 8-K filed on March 27, 2017, is incorporated by reference herein.
10.22*	Amendment No. 1 to the Stock Yards Bancorp 2015 Omnibus Equity Compensation Plan, as filed as Exhibit 10.37 to Form 10-K filed on March 13, 2018, is incorporated by reference herein.
10.23*	Amendment No. 2 to the Stock Yards Bancorp 2015 Omnibus Equity Compensation Plan, as filed as Exhibit 10.1 to Form 8-K filed on May 1, 2018, is incorporated by reference herein.
10.24*

Executive Transition Agreement by and among David P. Heintzman, Stock Yards Bancorp, Inc., and Stock Yards Bank & Trust Company, as filed as Exhibit 10.1 to Form 8-K filed on May 29, 2018, is incorporated by reference herein.

10.25*

Amended and Restated Change in Control Severance Agreement between Stock Yards Bank & Trust Company and Phillip S. Poindexter, as filed as Exhibit 10.2 to Form 8-K filed on May 29, 2018, is incorporated by reference herein.

10.26*	Form of Stock Appreciation Rights Grant Agreement, as filed as Exhibit 10.1 to Form 8-K filed on October 5, 2018, is incorporated by reference herein.
10.27*

Executive Transition Agreement by and among Nancy B. Davis, Stock Yards Bancorp, Inc., and Stock Yards Bank & Trust Company, as filed as Exhibit 10.1 to Form 8-K filed on November 23, 2018 is incorporated by reference herein.

10.28*	Form of Performance–Vested Stock Unit Grant Agreement, as filed as Exhibit 10.1 to Form 8-K filed on March 2, 2020, is incorporated by reference herein.
10.29*	Form of Director Restricted Stock Unit Award Agreement
10.30*	Amendment No. 2 to the Stock Yard Bank & Trust Company Executive Nonqualified Deferred Compensation Plan
14	Code of Ethics for the CEO and Financial Executives
21	Subsidiaries of the Registrant
23.1	Consent of BKD LLP
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act by James A Hillebrand
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act by T. Clay Stinnett
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by James A. Hillebrand
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by T. Clay Stinnett
101

The following financial statements from the Stock Yards Bancorp, Inc. December 31, 2021

Annual Report on Form 10-K, filed on February 25, 2022, formatted in inline eXtensible

Business Reporting Language (XBRL):

(1)         Consolidated Balance Sheets

(2)         Consolidated Statements of Income

(3)         Consolidated Statements of Comprehensive Income

(4)         Consolidated Statements of Changes in Stockholders’ Equity

(5)         Consolidated Statements of Cash Flows

(6)         Footnotes to Consolidated Financial Statements

104	The cover page from Stock Yards Bancorp Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in inline XBRL and contained in Exhibit 101.

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

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 25, 2022	STOCK YARDS BANCORP, INC. (Registrant)

	By:	/s/ James A. Hillebrand
James A. Hillebrand
Chairman and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James A. Hillebrand	Chairman and CEO	February 25, 2022
James A. Hillebrand	(principal executive officer)

/s/ T. Clay Stinnett	EVP and CFO	February 25, 2022
T. Clay Stinnett	(principal financial officer)

/s/ Michael B. Newton	SVP and Principal Accounting Officer	February 25, 2022
Michael B. Newton

/s/ Shannon B. Arvin	Director	February 25, 2022
Shannon B. Arvin

/s/ Paul J. Bickel III	Director	February 25, 2022
Paul J. Bickel III

/s/ J. McCauley Brown	Director	February 25, 2022
J. McCauley Brown

/s/ David P. Heintzman	Director	February 25, 2022
David P. Heintzman

/s/ Donna L. Heitzman	Director	February 25, 2022
Donna L. Heitzman

/s/ Carl G. Herde	Director	February 25, 2022
Carl G. Herde

/s/ Richard A. Lechleiter	Director	February 25, 2022
Richard A. Lechleiter

/s/ Stephen M. Priebe	Director	February 25, 2022
Stephen M. Priebe

/s/ Edwin S. Saunier	Director	February 25, 2022
Edwin S. Saunier

/s/ John L. Schutte	Director	February 25, 2022
John L. Schutte

/s/ Kathy C. Thompson	Senior EVP and Director	February 25, 2022
Kathy C. Thompson