Form 10-Q
period 2022-03-31
Stock Yards Bancorp, Inc.
filed 2022-05-06
CIK 835324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

or

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

The number of shares outstanding of the registrant’s Common Stock, no par value, as of April 30, 2022, was 29,224,452.

GLOSSARY OF ABBREVIATIONS AND ACRONYMS

The acronyms and abbreviations identified in alphabetical order below are used throughout this Report on Form 10-Q:

Acronym or Term	Definition	Acronym or Term	Definition	Acronym or Term	Definition
ACH	Automatic Clearing House	EPS	Earnings Per Share	NCI	Noncontrolling interest
AFS	Available for Sale	ETR	Effective Tax Rate	NIM	Net Interest Margin (FTE)
APIC	Additional paid-in capital	EVP	Executive Vice President	NPV	Net Present Value
ACL	Allowance for Credit Losses	FASB	Financial Accounting Standards Board	Net Interest Spread	Net Interest Spread (FTE)
AOCI	Accumulated Other Comprehensive Income	FDIC	Federal Deposit Insurance Corporation	NM	Not Meaningful
ASC	Accounting Standards Codification	FFP	Federal Funds Purchased	OAEM	Other Assets Especially Mentioned
ASU	Accounting Standards Update	FFS	Federal Funds Sold	OREO	Other Real Estate Owned
ATM	Automated Teller Machine	FFTR	Federal Funds Target Rate	PPP	SBA Paycheck Protection Program
AUM	Assets Under Management	FHA	Federal Housing Authority	PV	Present Value
Bancorp / the Company	Stock Yards Bancorp, Inc.	FHC	Financial Holding Company	PCD	Purchased Credit Deteriorated
Bank / SYB	Stock Yards Bank & Trust Company	FHLB	Federal Home Loan Bank of Cincinnati	Prime	The Wall Street Journal Prime Interest Rate
BOLI	Bank Owned Life Insurance	FHLMC	Federal Home Loan Mortgage Corporation	Provision	Provision for Credit Losses
BP	Basis Point - 1/100th of one percent	FICA	Federal Insurance Contributions Act	PSU	Performance Stock Unit
C&D	Construction and Development	FNMA	Federal National Mortgage Association	ROA	Return on Average Assets
Captive	SYB Insurance Company, Inc.	FRB	Federal Reserve Bank	ROE	Return on Average Equity
CARES Act	Coronavirus Aid, Relief and Economic Security Act	FTE	Fully Tax Equivalent	RSA	Restricted Stock Award
C&I	Commercial and Industrial	GAAP	United States Generally Accepted Accounting Principles	RSU	Restricted Stock Unit
CB	Commonwealth Bancshares, Inc. and Commonwealth Bank & Trust Company	GLB Act	Gramm-Leach-Bliley Act	SAB	Staff Accounting Bulletin
CD	Certificate of Deposit	GNMA	Government National Mortgage Association	SAR	Stock Appreciation Right
CDI	Core Deposit Intangible	HELOC	Home Equity Line of Credit	SBA	Small Business Administration
CECL	Current Expected Credit Loss (ASC-326)	HTM	Held to Maturity	SEC	Securities and Exchange Commission
CEO	Chief Executive Officer	ITM	Interactive Teller Machine	SOFR	Secured Overnight Financing Right
CFO	Chief Financial Officer	KB	Kentucky Bancshares, Inc. and Kentucky Bank	SSUAR	Securities Sold Under Agreements to Repurchase
CLI	Customer list intangible	KSB	King Bancorp, Inc. and King Southern Bank	SVP	Senior Vice President
COVID-19	Coronavirus Disease - 2019	LFA	Landmark Financial Advisors, LLC	TBOC	The Bank Oldham County
CRA	Community Reinvestment Act	LIBOR	London Interbank Offered Rate	TCE	Tangible Common Equity
CRE	Commercial Real Estate	Loans	Loans and Leases	TDR	Troubled Debt Restructuring
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act	MBS	Mortgage Backed Securities	TPS	Trust Preferred Securities
DTA	Deferred Tax Asset	MSA	Metropolitan Statistical Area	VA	U.S. Department of Veterans Affairs
DTL	Deferred Tax Liability	MSRs	Mortgage Servicing Rights	WM&T	Wealth Management and Trust
DCF	Discounted Cash Flow	NASDAQ	The NASDAQ Stock Market, LLC

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2022 (unaudited) and December 31, 2021 (in thousands, except share data)

	March 31,	December 31,
	2022	2021
Assets
Cash and due from banks	$109,799	$62,304
Federal funds sold and interest bearing due from banks	641,892	898,888
Total cash and cash equivalents	751,691	961,192

Mortgage loans held for sale, at fair value	9,323	8,614
Available for sale debt securities (amortized cost of $1,225,815 in 2022 and $1,190,379 in 2021, respectively)	1,150,355	1,180,298
Held to maturity debt securities (fair value of $535,807 in 2022 and $0 in 2021, respectively)	548,191	—
Federal Home Loan Bank stock, at cost	13,811	9,376
Loans	4,847,683	4,169,303
Allowance for credit losses on loans	67,067	53,898
Net loans	4,780,616	4,115,405

Premises and equipment, net	108,827	76,894
Bank owned life insurance	53,339	53,073
Accrued interest receivable	15,690	13,745
Goodwill	202,524	135,830
Core deposit intangibles	17,826	5,596
Customer list intangibles	14,142	—
Other assets	110,817	86,002
Total assets	$7,777,152	$6,646,025

Liabilities
Deposits:
Non-interest bearing	$2,089,072	$1,755,754
Interest bearing	4,656,419	4,031,760
Total deposits	6,745,491	5,787,514

Securities sold under agreements to repurchase	142,146	75,466
Federal funds purchased	8,920	10,374
Subordinated debentures	26,045	—
Accrued interest payable	337	300
Other liabilities	92,993	96,502
Total liabilities	7,015,932	5,970,156

Commitments and contingent liabilities (Footnote 12)

Stockholders’ equity
Preferred stock, no par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value. Authorized 40,000,000 shares; issued and outstanding 29,220,000 and 26,596,000 shares in 2022 and 2021, respectively	58,238	49,501
Additional paid-in capital	372,555	243,107
Retained earnings	384,949	391,201
Accumulated other comprehensive loss	(57,599)	(7,940)
Total stockholders’ equity	758,143	675,869
Noncontrolling interest	3,077	—
Total equity	761,220	675,869
Total liabilities and equity	$7,777,152	$6,646,025

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

For the three months ended March 31, 2022 and 2021 (in thousands, except per share data)

	Three months ended
	March 31,
	2022	2021
Interest income
Loans, including fees	$44,743	$37,000
Federal funds sold and interest bearing due from banks	282	66
Mortgage loans held for sale	24	64
Federal Home Loan Bank stock	54	57
Securities Investment:
Taxable	4,680	2,295
Tax-exempt	201	36
Total interest income	49,984	39,518
Interest expense
Deposits	1,171	1,510
Securities sold under agreements to repurchase	17	5
Federal funds purchased and other short-term borrowings	3	2
Subordinated debentures	33	—
Federal Home Loan Bank advances	—	176
Total interest expense	1,224	1,693
Net interest income	48,760	37,825
Provision for credit losses	2,279	(1,475)
Net interest income after credit loss expense	46,481	39,300
Non-interest income
Wealth management and trust services	8,469	6,248
Deposit service charges	1,863	944
Debit and credit card income	4,119	2,273
Treasury management fees	1,904	1,540
Mortgage banking income	1,003	1,444
Net investment product sales commissions and fees	607	464
Bank owned life insurance	266	161
Other	972	770
Total non-interest income	19,203	13,844
Non-interest expenses
Compensation	17,969	12,827
Employee benefits	4,539	3,261
Net occupancy and equipment	3,025	2,045
Technology and communication	3,419	2,346
Debit and credit card processing	1,337	705
Marketing and business development	772	524
Postage, printing and supplies	733	409
Legal and professional	650	462
FDIC insurance	645	405
Amortization of investments in tax credit partnerships	88	31
Capital and deposit based taxes	518	458
Merger expenses	19,500	400
Intangible amortization	713	77
Other	2,389	1,023
Total non-interest expenses	56,297	24,973
Income before income tax expense	9,387	28,171
Income tax expense	1,445	5,461
Net income	7,942	22,710
Less income attributed to noncontrolling interest	36	—
Net Income available to stockholders	$7,906	$22,710
Net income per common share, basic	$0.29	$1.00
Net income per common share, diluted	$0.29	$0.99
Weighted average outstanding shares
Basic	27,230	22,622
Diluted	27,485	22,865

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

For the three months ended March 31, 2022 and 2021 (in thousands)

	Three months ended
	March 31,
	2022	2021
Net income	$7,942	$22,710
Other comprehensive income (loss):
Change in unrealized loss on AFS debt securities	(65,379)	(15,567)
Change in fair value of derivatives used in cash flow hedge	—	43
Total other comprehensive income (loss), before income tax expense	(65,379)	(15,524)
Tax effect	(15,720)	(3,733)
Total other comprehensive income (loss), net of tax	(49,659)	(11,791)
Comprehensive income (loss)	(41,717)	10,919
Less comprehensive income attributed to noncontrolling interest	36	—
Comprehensive income (loss) available to stockholders	$(41,753)	$10,919

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

For the three months ended March 31, 2022 and 2021 (in thousands, except per share data)

					Accumulated
	Common stock		Additional		other	Total
	Shares		paid-in	Retained	comprehensive	stockholders'	Noncontrolling	Total
	outstanding	Amount	capital	earnings	loss	equity	interest	equity

Balance, January 1, 2022	26,596	$49,501	$243,107	$391,201	$(7,940)	$675,869	$-	$675,869

Activity for three months ended March 31, 2022:
Net income	—	—	—	7,906	—	7,906	36	7,942
Other comprehensive loss	—	—	—	—	(49,659)	(49,659)	—	(49,659)
Stock compensation expense	—	—	991	—	—	991	—	991
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations	65	216	3,451	(6,011)	—	(2,344)	—	(2,344)
Stock issued for Commonwealth acquisition	2,564	8,539	125,286	—	—	133,825	—	133,825
Noncontrolling interest of acquired entity	—	—	—	—	—	—	3,094	3,094
Cash dividends declared, $0.28 per share	—	—	—	(8,172)	—	(8,172)	—	(8,172)
Shares cancelled	(5)	(18)	(280)	25		(273)	—	(273)
Distributions to noncontrolling interest	—	—	—	—	—	—	(53)	(53)
Balance, March 31, 2022	29,220	$58,238	$372,555	$384,949	$(57,599)	$758,143	$3,077	$761,220

					Accumulated
	Common stock		Additional		other	Total
	Shares		paid-in	Retained	comprehensive	stockholders'
	outstanding	Amount	capital	earnings	income	Total

Balance, January 1, 2021	22,692	$36,500	$41,886	$353,574	$8,741	$440,701

Activity for three months ended March 31, 2021:
Net income	—	—	—	22,710	—	22,710
Other comprehensive loss	—	—	—	—	(11,791)	(11,791)
Stock compensation expense	—	—	849	—	—	849
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations	89	296	4,144	(7,533)	—	(3,093)
Cash dividends declared, $0.27 per share	—	—	—	(6,144)	—	(6,144)
Balance, March 31, 2021	22,781	$36,796	$46,879	$362,607	$(3,050)	$443,232

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

For the three months ended March 31, 2022 and 2021 (in thousands)

	2022	2021
Cash flows from operating activities:
Net income	$7,942	$22,710
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,279	(1,475)
Depreciation, amortization and accretion, net	4,038	2,261
Deferred income tax expense	1,231	1,446
Gain on sale of mortgage loans held for sale	(92)	(1,196)
Origination of mortgage loans held for sale	(35,829)	(68,739)
Proceeds from sale of mortgage loans held for sale	38,771	85,903
Bank owned life insurance income	(266)	(161)
(Gain)/loss on the disposal of premises and equipment	26	—
Stock compensation expense	991	849
Excess tax benefit from share-based compensation arrangements	(643)	(1,009)
Net change in accrued interest receivable and other assets	6,404	3,710
Net change in accrued interest payable and other liabilities	(21,332)	(17,064)
Net cash provided by operating activities	3,520	27,235
Cash flows from investing activities:
Purchases of available for sale debt securities	(21,970)	(139,649)
Proceeds from sales of acquired available for sale debt securities	2,111	—
Proceeds from maturities and paydowns of available for sale debt securities	44,741	38,138
Purchases of held to maturity debt securities	(459,183)	—
Proceeds from maturities and paydowns of held to maturity debt securities	96,302	—
Proceeds from redemption of Federal Home Loan Bank stock	—	1,056
Net change in non-PPP loans	(115,277)	(40,855)
Net change in PPP loans	69,373	(62,699)
Purchases of premises and equipment	(946)	(560)
Other investment activities	—	(3,078)
Proceeds from sales of other real estate owned	56	—
Cash from acquisition, net of cash paid	349,456	—
Net cash used in investing activities	(35,337)	(207,647)
Cash flows from financing activities:
Net change in deposits	(162,533)	211,320
Net change in securities sold under agreements to repurchase and federal funds purchased	(994)	880
Proceeds from Federal Home Loan Bank advances	—	10,000
Repayments of Federal Home Loan Bank advances	—	(17,486)
Repayment of acquired line of credit	(3,200)	—
Share repurchases related to compensation plans	(2,617)	(3,093)
Cash disbursements to noncontrolling interest	(53)	—
Cash dividends paid	(8,287)	(6,173)
Net cash (used in) provided by financing activities	(177,684)	195,448
Net change in cash and cash equivalents	(209,501)	15,036
Beginning cash and cash equivalents	961,192	317,945
Ending cash and cash equivalents	$751,691	$332,981

(continued)

(continued)

For the three months ended March 31,
Supplemental cash flow information:	2022	2021
Interest paid	$1,187	$1,835
Income taxes paid, net of refunds	—	(105)
Cash paid for operating lease liabilities	853	520
Supplemental non-cash activity:
Unfunded commitments in tax credit investments	$3,131	$6,109
Dividends payable	159	185

Liabilities assumed in conjunction with acquisition:
Fair value of assets acquired	$1,403,509	$-
Consideration paid in acquisition	30,994	-
Common stock issued in acquisition	133,825	-
Noncontrolling interest of acquired entity	3,094	-
Total consideration paid	167,913	-
Liabilities assumed	$1,235,596	$-

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

Established in 1904, SYB is a state-chartered non-member financial institution that provides services in Louisville, central, eastern and northern Kentucky, as well as the Indianapolis, Indiana and Cincinnati, Ohio metropolitan markets through 73 full service banking center locations.

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

As a result of its acquisition of Commonwealth Bancshares, Inc. on March 7, 2022, Bancorp became the 100% successor owner of the following unconsolidated Delaware trust subsidiaries: Commonwealth Statutory Trust III, Commonwealth Statutory Trust IV and Commonwealth Statutory Trust V. The sole assets of the trust subsidiaries represent the proceeds of offerings loaned in exchange for subordinated debentures with similar terms to the TPS.

Also as a result of its acquisition of Commonwealth Bancshares, Inc., the Company acquired a 60% interest in Landmark Financial Advisors, LLC (“LFA”), which is based in Bowling Green, Kentucky and provides wealth management services. LFA is consolidated into the Company. The noncontrolling interest within the consolidated financial statements represents the interest in LFA not owned by the Company.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Intercompany transactions have been eliminated. These condensed consolidated financial statements should be read in conjunction with Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2021. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

Bancorp’s accounting policies are fundamental to understanding management’s discussion and analysis of our results of operations and financial condition. At March 31, 2022 and December 31, 2021, the accounting policies considered the most critical in preparing Bancorp’s consolidated financial statements are the determination of the ACL on loans and goodwill.

Effective January 1, 2020, Bancorp adopted ASC 326 “Financial Instruments – Credit Losses,” which created material changes to Bancorp’s existing critical accounting policy that existed at December 31, 2019. Accounting policies relating to credit losses for HTM investment securities, loans and off-balance sheet credit exposures reflect the current accounting policies required by this ASC.

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

Bancorp has made a policy election to exclude accrued interest from the amortized cost basis of debt securities and reports accrued interest separately in the consolidated balance sheets. A debt security is placed on non-accrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on non-accrual is reversed against interest income. There was no accrued interest related to debt securities reversed against interest income for the three month periods ended March 31, 2022 and 2021.

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

In evaluating AFS debt securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, Bancorp considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition, among other factors. There were no credit related factors underlying unrealized losses on AFS debt securities at March 31, 2022 and December 31, 2021.

Changes in the ACL for AFS debt securities are recorded as expense. Losses are charged against the ACL for AFS debt securities when management believes the uncollectability of an AFS debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

ACL – HTM Debt Securities – Bancorp measures expected credit losses on HTM debt securities on a collective basis by major security type. Accrued interest receivable on HTM debt securities totaled $771,000 and $0 as of March 31, 2022 and December 31, 2021, respectively and is excluded from the ACL on HTM securities. The estimate of the ACL for HTM securities considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. As of both March 31, 2022 and December 31, 2021, no ACL for HTM securities was recorded.

Mortgage Loans Held for Sale and Mortgage Banking Activities – As of March 31, 2022, mortgages originated and intended for sale in the secondary market are carried at fair value, as determined by outstanding commitments from investors. Mortgage loans held for sale as of December 31, 2021 and prior were carried at the lower of cost or market value. Net gains on mortgage loans held for sale are recorded as a component of Mortgage banking income and represent the difference between the selling price and the carrying value of the loans sold. Substantially all of the gains or losses on the sale of loans are reported in earnings when the interest rates on loans are locked.

Commitments to fund mortgage loans (“interest rate lock commitments”) to be sold into the secondary market and non-exchange traded mandatory forward sales contracts (“forward contracts”) for the future delivery of these mortgage loans or the purchase of TBA securities are accounted for as free-standing derivatives. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the Bank enters into the derivative. Generally, the Bank enters into forward contracts for the future delivery of mortgage loans or the purchase of TBA securities when interest rate lock commitments are entered into in order to hedge the change in interest rates resulting from its commitments to fund the loans. Changes in the fair values of these mortgage derivatives are included in net gains on sales of loans, which is a component of Mortgage banking income on the income statement.

Mortgage loans held for sale are generally sold with the MSRs retained. When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded as component of Mortgage banking income. Fair value is based on the market prices for comparable mortgage servicing contracts when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. All classes of servicing assets are subsequently measured using the amortization method, which requires servicing rights to be amortized into Mortgage banking income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Amortization of MSRs are initially set at seven years and are periodically adjusted based on the weighted average remaining life of the underlying loans.

A primary factor influencing the fair value is the estimated life of the underlying serviced loans. The estimated life of the serviced loans is significantly influenced by market interest rates. During a period of declining interest rates, the fair value of the MSRs generally decline due to higher expected prepayments within the portfolio. Alternatively, during a period of rising interest rates, the fair value of MSRs generally will increase, as prepayments on the underlying loans would be expected to decline.

Loan servicing income is reported on the income statement as a component of Mortgage banking income. Loan servicing income is recorded as loan payments are collected and includes servicing fees from investors and certain charges collected from borrowers. The fees are based on a contractual percentage of the outstanding principal, or a fixed amount per loan, and are recorded as income when earned. Late fees and ancillary fees related to loan servicing are considered nominal.

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

For acquired loans not deemed PCD at acquisition, the differences between the initial fair value and the unpaid principal balance are accreted/amortized into interest income over the lives of the related loans. For non-PCD loans, an initial ACL for loans is estimated and recorded as credit loss expense at the acquisition date.

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

Home Equity Lines of Credit – Similar to Residential Real Estate above, however these are revolving (open-ended) lines of credit.

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

With regard to the DCF model and the adoption of CECL effective January 1, 2020, management determined that four quarters represented a reasonable and supportable forecast period with reversion back to a historical loss rate over eight quarters on a straight-line basis. However, in response to uncertainty surrounding the magnitude and duration of the economic crisis created by the pandemic, management subsequently determined that a one-quarter forecast period with a reversion back to a historical loss rate in the following quarter was appropriate for the calculation performed at March 31, 2020. For the calculation performed at June 30, 2020, management elected to return to the four quarter forecast period with reversion back to a historical loss rate in the following quarter, which was the methodology used for all subsequent calculations through June 30, 2021. Beginning with the calculation performed as of September 30, 2021, management concluded that increasing the reversion period back to a historical loss rate over four quarters on a straight line basis was warranted, as both current and forecasted unemployment levels become more normal.

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

Currently, goodwill recorded on Bancorp’s consolidated balance sheets is attributed mainly to the Commercial Banking segment, while a portion is also attributed to the WM&T segment. Goodwill related to the KSB acquisition is deductible for tax purposes, as it was structured as an asset sale/338 election. Goodwill related to the CB and KB acquisitions is not deductible for tax purposes, as both were structured as stock sales. Based on its assessment, Bancorp believes its goodwill balances at March 31, 2022 and December 31, 2021 were not impaired and are properly recorded in the consolidated financial statements.

Other intangible assets consist of CDI and CLI assets arising from business acquisitions. The CDI and CLI assets represent customer relationships associated with acquired deposit portfolios and WM&T businesses, respectively. CDI and CLI assets are initially measured at fair value and then amortized on an accelerated method over their estimated useful lives.

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

For derivatives designated as cash flow hedges, the effective portion of changes in fair value of the derivative is initially reported in AOCI and subsequently reclassified to interest income or expense when the hedged transaction affects earnings, while the ineffective portion of changes in fair value of derivative, if any, is recognized immediately in other noninterest income. Bancorp assesses the effectiveness of each hedging relationship by comparing cumulative changes in cash flows of the derivative hedging instrument with cumulative changes in cash flows of the designated hedged item or transaction. No component of the change in the fair value of the hedging instrument is excluded from the assessment of hedge effectiveness.

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

Bancorp had no fair value hedging relationships at March 31, 2022 and December 31, 2021. Bancorp does not use derivatives for trading or speculative purposes. See the Footnote titled “Derivative Financial Instruments” for additional discussion.

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

Comprehensive Income (Loss) – Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances outside of the Company’s control. For Bancorp, this includes net income, changes in unrealized gains and losses on AFS debt securities and cash flow hedging instruments, net of reclassification adjustments and taxes, and minimum pension liability adjustments, net of taxes.

Loss Contingencies – Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable, and an amount or range of loss can be reasonably estimated. Management does not believe there are any outstanding matters that would have a material effect on the financial statements.

Restrictions on Cash and Cash Equivalents – Bancorp has historically been required by the FRB to maintain average reserve balances. Effective March 26, 2020, the FRB reduced the reserve requirement ratio to 0% in response to the COVID-19 pandemic, eliminating reserve requirements for all depository institutions. The reserve requirement ratio remained at 0% as of March 31, 2022.

The Company’s captive maintains cash reserves to cover insurable claims. Reserves totaled $200,000 as of March 31, 2022.

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

In March 2022, the FASB issued ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 eliminates the accounting guidance for TDRs in ASC 310-40, “Receivables – Troubled Debt Restructurings by Creditors” for entities that have adopted the CECL model introduced by ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2022-02 also requires that public business entities disclose current-period gross charge offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, “Financial Intsruments – Credit Losses – Mesasured at Amortized Cost.” The new guidance will not have a material impact on the consolidated financial statements.

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

(2)	Acquisition

Commonwealth Bancshares, Inc.

On March 7, 2022, Bancorp completed its acquisition of Commonwealth Bancshares, Inc. in a combined stock and cash transaction for total consideration of $168 million. Bancorp acquired 15 retail branches, including nine in Jefferson County, four in Shelby County, and two in Northern Kentucky.

The following table provides a summary of the fair value of the assets acquired and liabilities assumed by Bancorp as of the acquisition date. As provided for under GAAP, management has up to 12 months following the date of acquisition to finalize the fair values of the acquired assets and assumed liabilities. The preliminary fair value adjustments and the preliminary fair values shown in the following table continue to be evaluated by management and may be subjected to further adjustment through March 7, 2023.

	As Recorded	Fair Value		Provisional Period	As Recorded
(in thousands)	By CB	Adjustments (1)		Adjustments (1)	by Bancorp
Assets aquired:
Cash and due from banks	$380,450	$—		$—	$380,450
Mortgage loans held for sale	3,559	—		—	3,559
Available for sale debt securities (2)	247,209	(416)	a	—	246,793
Federal Home Loan Bank stock, at cost	4,436	—		—	4,436
Loans	645,551	(13,147)	b	—	632,404
Allowance for credits losses on loans	(16,102)	6,152	c	—	(9,950)
Net loans	629,449	(6,995)		—	622,454
Premises and equipment, net	28,784	4,009	d	—	32,793
Accrued interest receivable	1,973	—		—	1,973
Goodwill	5,412	(5,412)	e	—	—
Core deposit intangible	—	12,724	f	—	12,724
Customer list intangibles	—	14,360	g	—	14,360
Mortgage servicing rights	9,387	3,289	h	—	12,676
Deferred income taxes, net	—	(3,727)	i	—	(3,727)
Other assets	9,389	(1,065)	j	—	8,324
Total assets acquired	$1,320,048	$16,767		$-	$1,336,815

Liabilities assumed:
Deposits:
Non-interest bearing	$302,098	$—		$—	$302,098
Interest bearing	818,334	371	k	—	818,705
Total deposits	1,120,432	371		—	1,120,803

Securities sold under agreements to repurchase	66,220	—		—	66,220
Subordinated debentures	26,806	(794)	l	—	26,012
Line of credit	3,200	—		—	3,200
Accrued interest payable	243	—		—	243
Other liabilities	17,822	1,296	m	—	19,118
Total liabilities assumed	1,234,723	873		—	1,235,596
Net assets acquired	$85,325	$15,894		$-	$101,219

Consideration for common stock					$133,825
Cash consideration paid					30,994
Noncontrolling interest of acquired entity					3,094
Total consideration					$167,913

Goodwill					$66,694

(1)	See the following page for explanations or individual fair value and provisional period adjustments.
(2)	As of acquisition date, securities with a fair value of $162 million were classified as HTM.

Explanation of fair value adjustments:

a.	Adjustment based on Bancorp’s evaluation of the acquired investment portfolio.

b.	Adjustments to loans to reflect estimated fair value adjustments, including the following:

(in thousands)

Fair value adjustment - acquired non PCD loans	$(9,216)
Fair value adjustment - acquired PCD loans	(4,094)
Eliminate unrecognized loan fees on acquired loans and fair value hedge	163
Net loan fair value adjustments	$(13,147)

c.	The net adjustment to allowance for credit losses includes the following:

(in thousands)

Reversal of historical CB allowance for credit losses on loans	$(16,102)
Estimate of lifetime credit losses for PCD loans	9,950
Net change in allowance for credit losses	$(6,152)

d.	Adjustment to premises and equipment to reflect the estimated fair value of acquired premises and equipment and right of use assets.

e.	Elimination of the historical CB goodwill.

f.	Calculation of CDI related to the acquisition.

g.	Calculation of Customer Lists Intangibles related to the acquisition.

h.	Adjustment to reflect the estimated fair value of MSRs.

i.	Adjustment to net DTAs associated with the effects of the purchase accounting adjustments.

j.	Adjustment to other assets to reflect the estimated fair value of prepaid and other assets.

k.	Adjustment to deposits to reflect the estimated fair value of time deposits in interest rates, which was based primarily on an analysis of current market interest rates and maturity dates.

l.

Adjustment to reflect the estimated fair value of subordinated debentures for differences in interest rates, which was based primarily on an analysis of current market interest rates and maturity dates.

m.	Adjustment to other liabilities to establish the reserve for unfunded loan commitments under CECL, operating lease liabilities and various accrual adjustments.

Goodwill of approximately $67 million, which is the excess of the acquisition consideration over the fair value of net assets acquired, was recorded in the CB acquisition and is the result of expected operational synergies and other factors. This goodwill is attributable to the Company’s Commercial Banking and Wealth Management & Trust segments. Goodwill related to the CB acquisition is not deductible for tax purposes, as it was structured as stock sale. To the extent that management revises any of the above fair value adjustments as a result of its continuing evaluation, the amount of goodwill recorded in the CB acquisition will change.

Receivables acquired that were not subject to guidance relating to PCD loans include loans with a fair value and gross contractual amounts receivable of $539.6 million and $548.8 million at the date of acquisition.

Total revenue, defined as net interest income and non-interest income, attributed to CB totaled approximately $3.2 million and $0 for the three months ended March 31, 2022 and 2021, respectively.

The following unaudited pro forma condensed combined financial information presents the results of operations of Bancorp, including the effects of the purchase accounting adjustments and acquisition expenses, had the CB acquisition taken place at the beginning of the period:

(in thousands)	Three months ended March 31, 2022	Three months ended March 31, 2021

Net interest income	$53,793	$46,758
Provision for credit losses (1)	(2,150)	(1,175)
Non-interest income	22,143	25,866
Non-interest expense (2)	47,289	40,857
Income before taxes	30,797	32,942
Income tax expense	6,467	6,918
Net income	24,330	26,024
Less net income attributed to noncontrolling interest	51	80
Net income available to stockholders	$24,279	$25,944

Earnings per share
Basic	$—	$1.03
Diluted	—	1.02

Basic weighted average shares outstanding	29,056	25,186
Diluted weighted average shares outstanding	29,364	25,429

(1) - Excludes $4.4 million in merger related credit loss expense for the three months ended March 31, 2022, respectively.
(2) - Excludes $24.1 million in pre-tax merger expenses for the three months ended March 31, 2022, respectively.

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

f.

Calculation of CDI related to the acquisition. During the third quarter of 2021, a provisional period adjustment of $999,000 was recorded based on revised inputs used in the CDI calculation attributed to KB.

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

Receivables acquired that were not subject to guidance relating to PCD loans include loans with a fair value and gross contractual amounts receivable of $723.5 million and $723.3 million at the date of acquisition.

Total revenue, defined as net interest income and non-interest income, attributed to KB totaled approximately $10.9 million and $0 for the three months ended March 31, 2022 and 2021, respectively.

The following unaudited pro forma condensed combined financial information presents the results of operations of Bancorp, including the effects of the purchase accounting adjustments and acquisition expenses, had the KB acquisition taken place at the beginning of the period:

(in thousands)	Three months ended March 31, 2022	Three months ended March 31, 2021

Net interest income	$48,760	$46,578
Provision for credit losses	2,279	(1,375)
Non-interest income	19,203	18,012
Non-interest expense (1)	56,297	34,546
Income before taxes	9,387	31,419
Income tax expense	1,445	5,953
Net income	7,942	25,466
Less net income attributed to noncontrolling interest	36	-
Net income available to stockholders	$7,906	$25,466

Earnings per share
Basic	$0.29	$0.96
Diluted	0.29	0.95

Basic weighted average shares outstanding	27,230	26,425
Diluted weighted average shares outstanding	27,485	26,668

(1) - Excludes $400,000 in pre-tax merger expenses for the three months ended March 31, 2021, respectively.

(3)	Investment Securities

Debt securities purchased in which Bancorp has the intent and ability to hold to their maturity are classified HTM securities. All other investment securities are classified as either AFS securities or other securities.

AFS Debt Securities

The following table summarizes the amortized cost, unrealized gains and losses, and fair value of Bancorp’s AFS debt securities portfolio:

(in thousands)	Amortized	Unrealized
March 31, 2022	cost	Gains	Losses	Fair value

U.S. Treasury and other U.S. Government obligations	$121,819	$-	$(5,481)	$116,338
Government sponsored enterprise obligations	126,467	525	(2,341)	124,651
Mortgage backed securities - government agencies	820,452	137	(61,176)	759,413
Obligations of states and political subdivisions	150,824	36	(7,025)	143,835
Other	6,253	-	(135)	6,118
Total available for sale debt securities	$1,225,815	$698	$(76,158)	$1,150,355

December 31, 2021

U.S. Treasury and other U.S. Government obligations	$123,753	$-	$(1,252)	$122,501
Government sponsored enterprise obligations	132,760	2,497	(236)	135,021
Mortgage backed securities - government agencies	857,283	2,495	(13,154)	846,624
Obligations of states and political subdivisions	75,488	289	(702)	75,075
Other	1,095	-	(18)	1,077
Total available for sale debt securities	$1,190,379	$5,281	$(15,362)	$1,180,298

HTM Debt Securities

The following table summarizes the amortized cost, unrecognized gains and losses, and fair value of Bancorp’s HTM debt securities portfolio:

(in thousands)	Carrying	Unrecognized
March 31, 2022	value	Gains	Losses	Fair value

U.S. Treasury and other U.S. Government obligations	$277,491	$-	$(1,922)	$275,569
Government sponsored enterprise obligations	27,996	17	(195)	27,818
Mortgage backed securities - government agencies	242,704	7	(10,291)	232,420
Obligations of states and political subdivisions	-	-	-	-
Other	-	-	-	-
Total held to maturity debt securities	$548,191	$24	$(12,408)	$535,807

Bancorp elected to classify a portion of securities purchased and acquired during the first quarter as HTM for general capital purposes. No debt securities were classified as HTM at December 31, 2021.

All investment securities classified as HTM by Bancorp as of March 31, 2022 are obligations of the U.S. Government and/or are issued by U.S. Government-sponsored agencies and have an implicit or explicit government guarantee. Therefore, no ACL has been for Bancorp’s HTM securities as of March 31, 2022.

Further, as of March 31, 2022, none of Bancorp’s HTM securities were in non-accrual or past due status.

Debt Securities by Contractual Maturity

A summary of AFS and HTM debt securities by contractual maturity as of March 31, 2022 follows:

	AFS Debt Securities		HTM Debt Securities
(in thousands)	Amortized cost	Fair value	Carrying value	Fair value

Due within one year	$8,688	$8,668	$60,025	$60,024
Due after one year but within five years	160,345	154,123	217,974	216,038
Due after five years but within 10 years	56,839	54,292	26,679	26,515
Due after 10 years	179,491	173,859	809	810
Mortgage backed securities - government agencies	820,452	759,413	242,704	232,420
Total available for sale debt securities	$1,225,815	$1,150,355	$548,191	$535,807

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

At March 31, 2022 and December 31, 2021, there were no holdings of debt securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

Accrued interest on the AFS and HTM securities portfolios totaled $3 million and $1 million at March 31, 2022, respectively, and was included on the consolidated balance sheets. Accrued interest on the AFS securities portfolio totaled $3 million at December 31, 2021, and was included in the consolidated balance sheets. There were no securities classified as HTM at December 31, 2021.

AFS debt securities totaling $247 million were acquired on March 7, 2022, as a result of the CB acquisition, a portion of which were classified as HTM at acquisition. Shortly after acquisition, three securities with a total fair value of $2 million were sold, resulting in a loss on the sale of $92,000, which was recorded as a fair value adjustment through goodwill during the first quarter.

Securities with a carrying value of $1.1 billion and $879 million were pledged at March 31, 2022 and December 31, 2021, respectively, to secure accounts of commercial depositors in cash management accounts, public deposits and uninsured cash balances for WM&T accounts. The increase between December 31, 2021 and March 31, 2022 was the result of relationships added through the CB acquisition.

Based on an evaluation of available information including security type, counterparty credit quality, past events, current conditions, and reasonable and supportable forecasts that are relevant to collectability, Bancorp has concluded that it expects to receive all contractual cash flows from each security held in its AFS and HTM debt securities portfolio. As such, no allowance or impairment is recorded with respect to investment securities as of March 31, 2022.

Unrealized Loss Analysis on AFS Debt Securities

AFS debt securities with unrealized losses at March 31, 2022 and December 31, 2021, aggregated by investment category and length of time securities have been in a continuous unrealized loss position follows:

	Less than 12 months		12 months or more		Total

(in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2022	value	losses	value	losses	value	losses

U.S. Treasury and other U.S. Government obligations	$116,338	$(5,481)	$-	$-	$116,338	$(5,481)
Government sponsored enterprise obligations	94,099	(2,334)	243	(7)	94,342	(2,341)
Mortgage-backed securities - government agencies	482,129	(33,441)	263,942	(27,735)	746,071	(61,176)
Obligations of states and political subdivisions	122,102	(6,923)	903	(102)	123,005	(7,025)
Other securities	6,118	(135)	-	-	6,118	(135)
Total	$820,786	$(48,314)	$265,088	$(27,844)	$1,085,874	$(76,158)

December 31, 2021

U.S. Treasury and other U.S. Government obligations	$122,501	$(1,252)	$-	$-	$122,501	$(1,252)
Government sponsored enterprise obligations	23,789	(223)	447	(13)	24,236	(236)
Mortgage-backed securities - government agencies	615,130	(10,027)	102,637	(3,127)	717,767	(13,154)
Obligations of states and political subdivisions	46,493	(686)	484	(16)	46,977	(702)
Other securities	957	(18)	-	-	957	(18)

Total	$808,870	$(12,206)	$103,568	$(3,156)	$912,438	$(15,362)

Applicable dates for determining when securities are in an unrealized loss position are March 31, 2022 and December 31, 2021. As such, it is possible that a security had a market value lower than its amortized cost on other days during the past 12 months, but is not in the “Less than 12 months” category above.

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

In evaluating AFS debt securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, Bancorp considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition, among other factors. Unrealized losses on Bancorp’s investment securities portfolio have not been recognized as an expense because the securities are of high credit quality, and the decline in fair values is attributable to changes in the prevailing interest rate environment since the purchase date. Fair value is expected to recover as securities reach maturity and/or the interest rate environment returns to conditions similar to when these securities were purchased. These investments consisted of 448 and 227 separate investment positions as of March 31, 2022 and December 31, 2021, respectively. There were no credit related factors underlying unrealized losses on AFS debt securities at March 31, 2022 and December 31, 2021.

(4)	Loans and Allowance for Credit Losses on Loans

Composition of loans by class follows:

(in thousands)	March 31, 2022	December 31, 2021

Commercial real estate - non-owner occupied	$1,397,633	$1,128,244
Commercial real estate - owner occupied	803,181	678,405
Total commercial real estate	2,200,814	1,806,649

Commercial and industrial - term	669,241	596,710
Commercial and industrial - term - PPP	71,361	140,734
Commercial and industrial - lines of credit	414,739	370,312
Total commercial and industrial	1,155,341	1,107,756

Residential real estate - owner occupied	492,123	400,695
Residential real estate - non-owner occupied	297,127	281,018
Total residential real estate	789,250	681,713

Construction and land development	346,372	299,206
Home equity lines of credit	186,024	138,976
Consumer	135,198	104,294
Leases	13,952	13,622
Credits cards	20,732	17,087
Total loans (1)	$4,847,683	$4,169,303

(1) Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs.

As a result of the CB acquisition on March 7, 2022, $632 million in loans (net of purchase accounting adjustments) were added to the portfolio.

Accrued interest on loans, which is excluded from the amortized cost of loans, totaled $12 million and $11 million at March 31, 2022 and December 31, 2021, respectively, and was included in the consolidated balance sheets.

Loans with carrying amounts of $2.7 billion and $2.2 billion were pledged to secure FHLB borrowing capacity at March 31, 2022 and December 31, 2021, respectively.

Loans to directors and their related interests, including loans to companies for which directors are principal owners and executive officers, totaled $65 million and $54 million as of March 31, 2022 and December 31, 2021, respectively.

PCD Loans

In connection with the acquisitions of CB on March 7, 2022, and KB on May 31, 2021, Bancorp acquired loans both with and without evidence of credit quality deterioration since origination. Acquired loans are recorded at their fair value at the time of acquisition with no carryover from the acquired institution’s previously recorded allowance for loan and lease losses. Acquired loans are accounted for under ASC 326, Financial Instruments – Credit Losses.

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

Bancorp purchased loans through the acquisitions of CB and KB for which there was, at the time of acquisition, more-than-insignificant deterioration of credit quality since origination. The carrying amount of loans acquired and classified as PCD was as follows at the respective acquisition dates:

	CB	KB
(in thousands)	March 7, 2022	May 31, 2021

Purchase price of PCD loans at acquisition	$88,549	$32,765
Allowance for credit losses at acquisition	(9,950)	(6,757)
Non-credit discount at acquisition	(4,094)	(735)
Fair value of PCD loans at acquisition	$74,505	$25,273

Interest income recognized on loans classified as PCD totaled $459,000 and $0 for the three month periods ended March 31, 2022 and 2021, respectively.

Allowance for Credit Losses on Loans

The table below reflects activity in the ACL related to loans:

(in thousands)	Beginning	Initial Allowance on PCD	Provision for Credit Losses			Ending
Three Months Ended March 31, 2022	Balance	Loans	on Loans	Charge-offs	Recoveries	Balance

Commercial real estate - non-owner occupied	$15,960	$3,508	$1,140	$-	$12	$20,620
Commercial real estate - owner occupied	9,595	2,121	(411)	-	21	11,326
Total commercial real estate	25,555	5,629	729	-	33	31,946

Commercial and industrial - term	8,577	1,358	567	(113)	719	11,108
Commercial and industrial - lines of credit	4,802	1,874	(132)	(36)	-	6,508
Total commercial and industrial	13,379	3,232	435	(149)	719	17,616

Residential real estate - owner occupied	4,316	590	460	(6)	3	5,363
Residential real estate - non-owner occupied	3,677	-	(319)	-	3	3,361
Total residential real estate	7,993	590	141	(6)	6	8,724

Construction and land development	4,789	419	656	-	-	5,864
Home equity lines of credit	1,044	2	421	-	-	1,467
Consumer	772	78	262	(254)	191	1,049
Leases	204	-	7	-	-	211
Credit cards	162	-	28	-	-	190
Total	$53,898	$9,950	$2,679	$(409)	$949	$67,067

(in thousands)	Beginning	Provision for Credit Losses			Ending
Three Months Ended March 31, 2021	Balance	on Loans	Charge-offs	Recoveries	Balance

Commercial real estate - non-owner occupied	$19,396	$635	$-	$31	$20,062
Commercial real estate - owner occupied	6,983	82	-	-	7,065
Total commercial real estate	26,379	717	-	31	27,127

Commercial and industrial - term	8,970	(452)	(55)	6	8,469
Commercial and industrial - lines of credit	3,614	(631)	-	-	2,983
Total commercial and industrial	12,584	(1,083)	(55)	6	11,452

Residential real estate - owner occupied	3,389	(94)	(3)	1	3,293
Residential real estate - non-owner occupied	1,818	(110)	-	-	1,708
Total residential real estate	5,207	(204)	(3)	1	5,001

Construction and land development	6,119	(592)	-	-	5,527
Home equity lines of credit	895	(52)	-	-	843
Consumer	340	41	(64)	78	395
Leases	261	(26)	-	-	235
Credit cards	135	(1)	-	-	134
Total	$51,920	$(1,200)	$(122)	$116	$50,714

The following table presents the amortized cost basis of non-performing loans and the amortized cost basis of loans on non-accrual status for which there was no related ACL losses:

	Non-accrual Loans			Past Due 90-Days-
(in thousands)	With No	Total	Troubled Debt	or-More and Still
March 31, 2022	Recorded ACL	Non-accrual Loans	Restructurings (1)	Accruing Interest

Commercial real estate - non-owner occupied	$485	$1,117	$—	$—
Commercial real estate - owner occupied	2,237	3,912	—	115
Total commercial real estate	2,722	5,029	—	115

Commercial and industrial - term	490	3,053	10	—
Commercial and industrial - PPP	—	—	—	4
Commercial and industrial - lines of credit	498	663	—	30
Total commercial and industrial	988	3,716	10	34

Residential real estate - owner occupied	794	2,636	—	—
Residential real estate - non-owner occupied	—	282	—	—
Total residential real estate	794	2,918	—	—

Construction and land development	—	—	—	—
Home equity lines of credit	—	481	—	—
Consumer	—	350	—	151
Leases	—	—	—	—
Credit cards	—	—	—	—
Total	$4,504	$12,494	$10	$300

(1) Does not include TDRs captured in the non-accrual column.

	Non-accrual Loans			Past Due 90-Days-
(in thousands)	With No	Total	Troubled Debt	or-More and Still
December 31, 2021	Recorded ACL	Non-accrual Loans	Restructurings (1)	Accruing Interest

Commercial real estate - non-owner occupied	$486	$720	$—	$—
Commercial real estate - owner occupied	665	1,748	—	—
Total commercial real estate	1,151	2,468	—	—

Commercial and industrial - term	419	670	12	—
Commercial and industrial - PPP	—	—	—	592
Commercial and industrial - lines of credit	—	228	—	56
Total commercial and industrial	419	898	12	648

Residential real estate - owner occupied	805	1,997	—	36
Residential real estate - non-owner occupied	—	293	—	—
Total residential real estate	805	2,290	—	36

Construction and land development	—	—	—	—
Home equity lines of credit	—	646	—	—
Consumer	—	410	—	—
Leases	—	—	—	—
Credit cards	—	—	—	—
Total	$2,375	$6,712	$12	$684

(1) Does not include TDRs captured in the non-accrual column

For the three month periods ended March 31, 2022 and 2021, the amount of accrued interest income previously recorded as revenue and subsequently reversed due to the change in accrual status was immaterial.

For the three month periods ended March 31, 2022 and 2021, no interest income was recognized on loans on non-accrual status.

The following table presents the amortized cost basis and ACL allocated for collateral dependent loans, which are individually evaluated to determine expected credit losses:

(in thousands)		Accounts Receivable /			ACL
March 31, 2022	Real Estate	Equipment	Other	Total	Allocation

Commercial real estate - non-owner occupied	$4,705	$-	$-	$4,705	$588
Commercial real estate - owner occupied	8,237	-	-	8,237	2,396
Total commercial real estate	12,942	-	-	12,942	2,984

Commercial and industrial - term	752	666	1,937	3,355	1,358
Commercial and industrial - lines of credit	-	1,553	2,956	4,509	1,402
Total commercial and industrial	752	2,219	4,893	7,864	2,760

Residential real estate - owner occupied	3,224	-	-	3,224	330
Residential real estate - non-owner occupied	489	-	-	489	116
Total residential real estate	3,713	-	-	3,713	446

Construction and land development	3,639	-	-	3,639	419
Home equity lines of credit	481	-	-	481	2
Consumer	-	-	167	167	20
Leases	-	-	-	-	-
Credit cards	-	-	-	-	-
Total collateral dependent loans	$21,527	$2,219	$5,060	$28,806	$6,631

(in thousands)		Accounts Receivable /			ACL
December 31, 2021	Real Estate	Equipment	Other	Total	Allocation

Commercial real estate - non-owner occupied	$720	$-	$-	$720	$-
Commercial real estate - owner occupied	7,652	-	-	7,652	1,652
Total commercial real estate	8,372	-	-	8,372	1,652

Commercial and industrial - term	-	598	-	598	-
Commercial and industrial - lines of credit	-	200	-	200	-
Total commercial and industrial	-	798	-	798	-

Residential real estate - owner occupied	1,997	-	-	1,997	-
Residential real estate - non-owner occupied	502	-	-	502	116
Total residential real estate	2,499	-	-	2,499	116

Construction and land development	-	-	-	-	-
Home equity lines of credit	646	-	-	646	-
Consumer	-	-	247	247	-
Leases	-	-	-	-	-
Credit cards	-	-	-	-	-
Total collateral dependent loans	$11,517	$798	$247	$12,562	$1,768

There have been no significant changes to the types of collateral securing Bancorp’s collateral dependent loans.

The following tables present the aging of contractually past due loans by portfolio class:

(in thousands)		30-59 days	60-89 days	90 or more	Total	Total
March 31, 2022	Current	Past Due	Past Due	Days Past Due	Past Due	Loans

Commercial real estate - non-owner occupied	$1,396,660	$338	$-	$635	$973	$1,397,633
Commercial real estate - owner occupied	800,656	285	1,643	597	2,525	803,181
Total commercial real estate	2,197,316	623	1,643	1,232	3,498	2,200,814

Commercial and industrial - term	668,218	248	290	485	1,023	669,241
Commercial and industrial - term - PPP	71,237	118	2	4	124	71,361
Commercial and industrial - lines of credit	414,143	466	100	30	596	414,739
Total commercial and industrial	1,153,598	832	392	519	1,743	1,155,341

Residential real estate - owner occupied	488,272	2,119	4	1,728	3,851	492,123
Residential real estate - non-owner occupied	296,351	316	365	95	776	297,127
Total residential real estate	784,623	2,435	369	1,823	4,627	789,250

Construction and land development	346,372	—	—	—	—	346,372
Home equity lines of credit	185,461	139	170	254	563	186,024
Consumer	134,490	327	31	350	708	135,198
Leases	13,952	—	—	—	—	13,952
Credit cards	20,704	28	—	—	28	20,732
Total	$4,836,516	$4,384	$2,605	$4,178	$11,167	$4,847,683

(in thousands)		30-59 days	60-89 days	90 or more	Total	Total
December 31, 2021	Current	Past Due	Past Due	Days Past Due	Past Due	Loans

Commercial real estate - non-owner occupied	$1,127,448	$-	$81	$715	$796	$1,128,244
Commercial real estate - owner occupied	677,231	360	327	487	1,174	678,405
Total commercial real estate	1,804,679	360	408	1,202	1,970	1,806,649

Commercial and industrial - term	595,070	1,032	44	564	1,640	596,710
Commercial and industrial - term - PPP	139,718	128	296	592	1,016	140,734
Commercial and industrial - lines of credit	369,963	271	22	56	349	370,312
Total commercial and industrial	1,104,751	1,431	362	1,212	3,005	1,107,756

Residential real estate - owner occupied	397,415	1,399	137	1,744	3,280	400,695
Residential real estate - non-owner occupied	280,257	403	258	100	761	281,018
Total residential real estate	677,672	1,802	395	1,844	4,041	681,713

Construction and land development	299,206	—	—	—	—	299,206
Home equity lines of credit	138,141	279	47	509	835	138,976
Consumer	103,109	724	102	359	1,185	104,294
Leases	13,622	—	—	—	—	13,622
Credit cards	17,087	—	—	—	—	17,087
Total	$4,158,267	$4,596	$1,314	$5,126	$11,036	$4,169,303

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

Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal of loan constitutes a current period origination. Current period renewals of credit are re-underwritten at the point of renewal and considered current period originations for purposes of the table below. Beginning in 2021, Bancorp has elected not to disclose revolving loans that have converted to term loans, as activity relating to this disclosure, which is included in the tables is currently immaterial to Bancorp’s loan portfolio and is expected to be in the future. As of March 31, 2022, the risk rating of loans based on year of origination was as follows:

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving loans amortized
March 31, 2022	2022	2021	2020	2019	2018	Prior	cost basis	Total

Commercial real estate - non-owner occupied:
Risk rating
Pass	$116,262	$410,510	$288,703	$198,413	$100,462	$198,073	$21,294	$1,333,717
OAEM	-	5,938	2,363	19,387	-	5,601	6,105	39,394
Substandard	4,174	298	3,195	8,163	-	7,475	100	23,405
Substandard non-performing	-	-	39	-	-	1,078	-	1,117
Doubtful	-	-	-	-	-	-	-	-
Total Commercial real estate non-owner occupied	$120,436	$416,746	$294,300	$225,963	$100,462	$212,227	$27,499	$1,397,633

Commercial real estate - owner occupied:
Risk rating
Pass	$44,171	$213,962	$205,034	$110,962	$79,334	$108,379	$7,833	$769,675
OAEM	-	1,681	1,470	3,346	442	812	2,859	10,610
Substandard	2,294	2,617	1,811	7,345	2,031	2,487	399	18,984
Substandard non-performing	-	1,194	1,992	-	-	726	-	3,912
Doubtful	-	-	-	-	-	-	-	-
Total Commercial real estate owner occupied	$46,465	$219,454	$210,307	$121,653	$81,807	$112,404	$11,091	$803,181

Commercial and industrial - term:
Risk rating
Pass	$80,556	$276,156	$135,281	$55,767	$48,529	$59,735	$-	$656,024
OAEM	3,153	369	-	472	2,858	6	-	6,858
Substandard	164	1	35	2,527	165	414	-	3,306
Substandard non-performing	-	1,983	540	-	48	482	-	3,053
Doubtful	-	-	-	-	-	-	-	-
Total Commercial and industrial - term	$83,873	$278,509	$135,856	$58,766	$51,600	$60,637	$-	$669,241

Commercial and industrial - PPP
Risk rating
Pass	$-	$65,602	$5,759	$-	$-	$-	$-	$71,361
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Commercial and industrial - PPP	$-	$65,602	$5,759	$-	$-	$-	$-	$71,361

(continued)

(continued)

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving loans amortized
March 31, 2022	2022	2021	2020	2019	2018	Prior	cost basis	Total

Commercial and industrial - lines of credit
Risk rating
Pass	$5,582	$29,648	$7,279	$17,795	$1,434	$3,354	$332,427	$397,519
OAEM	-	-	-	-	-	439	6,871	7,310
Substandard	-	-	975	3,810	-	2,537	1,925	9,247
Substandard non-performing	-	39	-	-	-	-	624	663
Doubtful	-	-	-	-	-	-	-	-
Total Commercial and industrial - lines of credit	$5,582	$29,687	$8,254	$21,605	$1,434	$6,330	$341,847	$414,739

Residential real estate - owner occupied
Risk rating
Pass	$35,908	$204,160	$103,926	$34,925	$19,421	$89,629	$-	$487,969
OAEM	-	99	-	85	-	121	-	305
Substandard	-	-	10	-	146	1,057	-	1,213
Substandard non-performing	2	204	102	375	227	1,726	-	2,636
Doubtful	-	-	-	-	-	-	-	-
Total Residential real estate - owner occupied	$35,910	$204,463	$104,038	$35,385	$19,794	$92,533	$-	$492,123

Residential real estate - non-owner occupied
Risk rating
Pass	$39,704	$91,593	$65,551	$42,994	$25,066	$30,282	$-	$295,190
OAEM	194	154	123	270	130	426	-	1,297
Substandard	-	-	-	-	-	358	-	358
Substandard non-performing	-	120	-	44	-	118	-	282
Doubtful	-	-	-	-	-	-	-	-
Total Residential real estate - non-owner occupied	$39,898	$91,867	$65,674	$43,308	$25,196	$31,184	$-	$297,127

Construction and land development
Risk rating
Pass	$29,002	$144,489	$105,969	$29,766	$6,203	$2,193	$25,153	$342,775
OAEM	-	-	-	-	-	94	-	94
Substandard	-	93	-	3,123	-	287	-	3,503
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Construction and land development	$29,002	$144,582	$105,969	$32,889	$6,203	$2,574	$25,153	$346,372

Home equity lines of credit
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$185,413	$185,413
OAEM	-	-	-	-	-	-	90	90
Substandard	-	-	-	-	-	-	40	40
Substandard non-performing	-	-	-	-	-	-	481	481
Doubtful	-	-	-	-	-	-	-	-
Total Home equity lines of credit	$-	$-	$-	$-	$-	$-	$186,024	$186,024

(continued)

(continued)

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving loans amortized
March 31, 2022	2022	2021	2020	2019	2018	Prior	cost basis	Total

Consumer
Risk rating
Pass	$5,266	$24,330	$8,864	$8,321	$4,441	$3,348	$80,204	$134,774
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	36	36	-	2	-	74
Substandard non-performing	-	39	156	64	16	68	7	350
Doubtful	-	-	-	-	-	-	-	-
Total Consumer	$5,266	$24,369	$9,056	$8,421	$4,457	$3,418	$80,211	$135,198

Leases
Risk rating
Pass	$1,564	$5,128	$3,276	$1,222	$1,171	$1,591	$-	$13,952
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Leases	$1,564	$5,128	$3,276	$1,222	$1,171	$1,591	$-	$13,952

Credit cards
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$20,732	$20,732
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Credit cards	$-	$-	$-	$-	$-	$-	$20,732	$20,732

Total loans
Risk rating
Pass	$358,015	$1,465,578	$929,642	$500,165	$286,061	$496,584	$673,056	$4,709,101
OAEM	3,347	8,241	3,956	23,560	3,430	7,499	15,925	65,958
Substandard	6,632	3,009	6,062	25,004	2,342	14,617	2,464	60,130
Substandard non-performing	2	3,579	2,829	483	291	4,198	1,112	12,494
Doubtful	-	-	-	-	-	-	-	-
Total Loans	$367,996	$1,480,407	$942,489	$549,212	$292,124	$522,898	$692,557	$4,847,683

As of December 31, 2021, the risk rating of loans based on year of origination was as follows:

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving loans amortized
December 31, 2021	2021	2020	2019	2018	2017	Prior	cost basis	Total

Commercial real estate - non-owner occupied:
Risk rating
Pass	$381,014	$298,177	$134,286	$86,638	$85,110	$81,635	$19,465	$1,086,325
OAEM	3,186	2,666	19,784	-	353	1,619	248	27,856
Substandard	4,174	1,440	-	-	-	7,629	100	13,343
Substandard non-performing	-	39	78	-	592	11	-	720
Doubtful	-	-	-	-	-	-	-	-
Total Commercial real estate non-owner occupied	$388,374	$302,322	$154,148	$86,638	$86,055	$90,894	$19,813	$1,128,244

Commercial real estate - owner occupied:
Risk rating
Pass	$203,545	$192,322	$91,078	$75,062	$33,713	$44,364	$9,236	$649,320
OAEM	1,681	1,480	3,568	469	1,506	124	570	9,398
Substandard	5,051	3,605	5,985	1,275	627	-	1,396	17,939
Substandard non-performing	1,259	-	-	-	32	457	-	1,748
Doubtful	-	-	-	-	-	-	-	-
Total Commercial real estate owner occupied	$211,536	$197,407	$100,631	$76,806	$35,878	$44,945	$11,202	$678,405

Commercial and industrial - term:
Risk rating
Pass	$283,150	$143,211	$58,988	$52,388	$26,081	$24,421	$-	$588,239
OAEM	738	86	254	3,382	8	-	-	4,468
Substandard	170	42	2,667	176	111	167	-	3,333
Substandard non-performing	-	543	72	55	-	-	-	670
Doubtful	-	-	-	-	-	-	-	-
Total Commercial and industrial - term	$284,058	$143,882	$61,981	$56,001	$26,200	$24,588	$-	$596,710

Commercial and industrial - PPP
Risk rating
Pass	$128,409	$12,325	$-	$-	$-	$-	$-	$140,734
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Commercial and industrial - PPP	$128,409	$12,325	$-	$-	$-	$-	$-	$140,734

(continued)

(continued)

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving loans amortized
December 31, 2021	2021	2020	2019	2018	2017	Prior	cost basis	Total

Commercial and industrial - lines of credit
Risk rating
Pass	$33,875	$8,352	$11,103	$1,039	$207	$193	$303,682	$358,451
OAEM	-	-	-	-	-	-	6,355	6,355
Substandard	-	-	1,916	-	1,549	-	1,813	5,278
Substandard non-performing	-	-	-	-	-	-	228	228
Doubtful	-	-	-	-	-	-	-	-
Total Commercial and industrial - lines of credit	$33,875	$8,352	$13,019	$1,039	$1,756	$193	$312,078	$370,312

Residential real estate - owner occupied
Risk rating
Pass	$176,487	$99,936	$31,327	$17,259	$16,599	$56,639	$-	$398,247
OAEM	101	-	174	-	-	-	-	275
Substandard	-	-	-	-	108	68	-	176
Substandard non-performing	164	103	136	230	714	650	-	1,997
Doubtful	-	-	-	-	-	-	-	-
Total Residential real estate - owner occupied	$176,752	$100,039	$31,637	$17,489	$17,421	$57,357	$-	$400,695

Residential real estate - non-owner occupied
Risk rating
Pass	$94,482	$78,785	$46,177	$27,494	$16,171	$15,909	$-	$279,018
OAEM	352	126	281	132	-	462	-	1,353
Substandard	-	-	-	-	-	354	-	354
Substandard non-performing	103	-	45	28	-	117	-	293
Doubtful	-	-	-	-	-	-	-	-
Total Residential real estate - non-owner occupied	$94,937	$78,911	$46,503	$27,654	$16,171	$16,842	$-	$281,018

Construction and land development
Risk rating
Pass	$160,696	$99,699	$16,665	$6,262	$1,890	$1,156	$12,736	$299,104
OAEM	-	-	-	-	102	-	-	102
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Construction and land development	$160,696	$99,699	$16,665	$6,262	$1,992	$1,156	$12,736	$299,206

Home equity lines of credit
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$138,239	$138,239
OAEM	-	-	-	-	-	-	91	91
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	646	646
Doubtful	-	-	-	-	-	-	-	-
Total Home equity lines of credit	$-	$-	$-	$-	$-	$-	$138,976	$138,976

(continued)

(continued)

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving loans amortized
December 31, 2021	2021	2020	2019	2018	2017	Prior	cost basis	Total

Consumer
Risk rating
Pass	$23,866	$9,316	$5,014	$1,260	$555	$646	$63,227	$103,884
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	55	304	30	11	-	4	6	410
Doubtful	-	-	-	-	-	-	-	-
Total Consumer	$23,921	$9,620	$5,044	$1,271	$555	$650	$63,233	$104,294

Leases
Risk rating
Pass	$5,375	$3,596	$1,375	$1,331	$406	$1,539	$-	$13,622
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Leases	$5,375	$3,596	$1,375	$1,331	$406	$1,539	$-	$13,622

Credit cards
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$17,087	$17,087
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Credit cards	$-	$-	$-	$-	$-	$-	$17,087	$17,087

Total loans
Risk rating
Pass	$1,490,899	$945,719	$396,013	$268,733	$180,732	$226,502	$563,672	$4,072,270
OAEM	6,058	4,358	24,061	3,983	1,969	2,205	7,264	49,898
Substandard	9,395	5,087	10,568	1,451	2,395	8,218	3,309	40,423
Substandard non-performing	1,581	989	361	324	1,338	1,239	880	6,712
Doubtful	-	-	-	-	-	-	-	-
Total Loans	$1,507,933	$956,153	$431,003	$274,491	$186,434	$238,164	$575,125	$4,169,303

For certain loan classes, such as credit cards, credit quality is evaluated based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in credit cards based on payment activity:

	March 31,	December 31,
(in thousands)	2022	2021

Credit cards
Performing	$20,732	$17,087
Non-performing	—	—
Total credit cards	$20,732	$17,087

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

Troubled Debt Restructurings

Detail of outstanding TDRs included in total non-performing loans follows:

	March 31, 2022			December 31, 2021
		Specific	Additional		Specific	Additional
		reserve	commitment		reserve	commitment
(in thousands)	Balance	allocation	to lend	Balance	allocation	to lend

Commercial real estate - owner occupied	$888	$202	$—	$950	$202	$—
Commercial & industrial - term	10	10	—	12	12	—
Total TDRs	$898	$212	$—	$962	$214	$—

During the three month periods ended March 31, 2022 and 2021, there were no loans modified as TDRs and there were no payment defaults of existing TDRs within 12 months following the modification. Default is determined at 90 or more days past due, charge-off, or foreclosure.

Bancorp had $1.2 million and $917,000, respectively, in residential real estate loans for which formal foreclosure proceedings were in process at March 31, 2022 and December 31, 2021.

(5)	Goodwill

As of March 31, 2022, goodwill totaled $203 million, $67 million of which was added through the CB acquisition. As permitted under GAAP, management has up to 12 months following the date of acquisition to finalize the fair values of the acquired assets and assumed liabilities related to the CB acquisition. During this measurement period, Bancorp may record subsequent adjustments to goodwill for provisional amounts recorded at the acquisition date.

The composition of goodwill is presented by respective acquisition below:

	March 31,	December 31,
(in thousands)	2022	2021
Commonwealth Bancshares (2022)	$66,694	$—
Kentucky Bancshares (2021)	123,317	123,317
King Southern Bancorp (2019)	11,831	11,831
Austin State Bank (1996)	682	682
Total	$202,524	$135,830

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

Changes in the carrying value of goodwill follows:

	Three months ended
	March 31,
(in thousands)	2022	2021
Balance at beginning of period	$135,830	$12,513
Goodwill acquired	66,694	—
Provisional period adjustments	—	—
Impairment	—	—
Balance at end of period	$202,524	$12,513

As of March 31, 2022, goodwill totaling $203 million was recorded on Bancorp’s consolidated balance sheets, of which $175 million is attributed to the commercial banking segment and $28 million is attributed to WM&T.  The portion of total goodwill attributed to WM&T relates entirely to the CB acquisition, which generated $67 million in total goodwill during the three months ended March 31, 2022.

(6)	Core Deposit and Customer List Intangible Assets

Bancorp recorded CDI assets of $12.7 million, $4.4 million, $1.5 million and $2.5 million in association with the acquisition of CB, KB in 2021, KSB in 2019 and TBOC in 2013, respectively.

Changes in the net carrying amount of CDIs follows:

	Three months ended
	March 31,
(in thousands)	2022	2021
Balance at beginning of period	$5,596	$1,962
Core deposit intangible acquired	12,724	—
Provisional period adjustments	—	—
Amortization	(494)	(77)
Balance at end of period	$17,826	$1,885

As a result of the CB acquisition, Bancorp also recorded intangible assets totaling $14.4 million associated with the customer lists of the acquired WM&T and LFA businesses. Of this total, $11.9 million was recorded for WM&T and $2.5 million was recorded for Landmark. Similar to CDI assets, these intangibles also amortize over their estimated useful lives.

The carrying amount of the CLI assets follows:

	Three months ended
	March 31,
(in thousands)	2022	2021
Balance at beginning of period	$-	$-
Customer list intangibles acquired	14,360	—
Provisional period adjustments	—	—
Amortization	(218)	—
Balance at end of period	$14,142	$-

Future CDI and CLI amortization expense is estimated as follows:

(in thousands)	CDI	CLI
2022	$2,868	$1,963
2023	3,015	2,002
2024	2,686	1,823
2025	2,375	1,643
2026	2,063	1,464
2027	1,752	1,284
2028	1,339	1,105
2029	888	925
2030	576	745
2031	264	566
2032	-	387
2033	-	207
2034	-	28
Total future expense	$17,826	$14,142

(7)	Other Assets

A summary of the major components of other assets follows:

	March 31,	December 31,
(in thousands)	2022	2021

Cash surrender value of life insurance other than BOLI	$16,933	$17,875
Net deferred tax asset	35,264	24,340
Investments in tax credit related ventures	10,605	11,084
Swap assets	2,536	3,148
Prepaid assets	4,699	4,469
Trust fees receivable	3,961	2,868
Mortgage servicing rights	16,877	4,528
Other real estate owned	7,156	7,212
Other	12,786	10,478
Total other assets	$110,817	$86,002

Bancorp maintains life insurance policies other than BOLI in conjunction with its non-qualified defined benefit retirement and non-qualified compensation plans.

Bancorp enters into interest rate swap transactions with borrowers who desire to hedge exposure to rising interest rates, while at the same time entering into an offsetting interest rate swap, with substantially matching terms, with another approved independent counterparty. These are undesignated derivative instruments and are recognized on the balance sheet at fair value. For additional information, see the footnote titled “Interest Rate Swaps.”

(8)	Income Taxes

Components of income tax expense (benefit) from operations follows:

	Three months ended
	March 31,
(in thousands)	2022	2021
Current income tax expense:
Federal	$214	$3,493
State	-	522
Total current income tax expense	214	4,015

Deferred income tax expense (benefit):
Federal	842	837
State	389	609
Total deferred income tax expense (benefit)	1,231	1,446
Change in valuation allowance	-	-
Total income tax expense	$1,445	$5,461

An analysis of the difference between the statutory and ETRs from operations follows:

	Three months ended
	March 31,
	2022	2021
U.S. federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	3.3	3.2
Excess tax benefit from stock-based compensation arrangements	(5.9)	(3.0)
Change in cash surrender value of life insurance	1.8	(0.4)
Tax credits	(1.7)	(0.5)
Tax exempt interest income	(1.6)	(0.1)
Non-deductible merger expenses	1.1	-
Insurance captive	(0.9)	-
Other, net	(1.7)	(0.8)
Effective tax rate	15.4%	19.4%

Current state income tax expense represents tax owed to the states of Kentucky, Indiana and Illinois. Ohio state bank taxes are based on capital levels and are recorded as other non-interest expense.

GAAP provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns. If recognized, tax benefits would reduce tax expense and accordingly, increase net income. The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current year tax positions, expiration of open income tax returns due to statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examination, litigation and legislative activity and addition or elimination of uncertain tax positions. As of March 31, 2022 and December 31, 2021, the gross amount of unrecognized tax benefits was immaterial to Bancorp’s consolidated financial statements. Federal and state income tax returns are subject to examination for the years after 2017.

(9)	Deposits

The composition of deposits follows:

(in thousands)	March 31, 2022	December 31, 2021

Non-interest bearing demand deposits	$2,089,072	$1,755,754
Interest bearing deposits:
Interest bearing demand	2,348,718	2,131,928
Savings	603,404	415,258
Money market	1,158,119	1,050,352

Time deposits of $250 thousand or more	115,604	89,745
Other time deposits(1)	430,574	344,477
Total time deposits	546,178	434,222
Total interest bearing deposits	4,656,419	4,031,760
Total deposits	$6,745,491	$5,787,514

(1)	Includes $21 million and $5 million in brokered deposits as of March 31, 2022 and December 31, 2021, respectively.

Deposits totaling $1.12 billion were assumed on March 7, 2022 in relation to the CB acquisition.

(10)	Securities Sold Under Agreements to Repurchase

SSUAR represent a funding source of Bancorp and are primarily used by commercial customers in conjunction with collateralized corporate cash management accounts. Such repurchase agreements are considered financing agreements and mature within one business day from the transaction date. At March 31, 2022 and December 31, 2021, all of these financing arrangements had overnight maturities and were secured by government sponsored enterprise obligations and government agency mortgage-backed securities that were owned and controlled by Bancorp.

Information concerning SSUAR follows:

(dollars in thousands)	March 31, 2022	December 31, 2021
Outstanding balance at end of period	$142,146	$75,466
Weighted average interest rate at end of period	0.08%	0.04%

	Three months ended
	March 31,
(dollars in thousands)	2022	2021

Average outstanding balance during the period	$91,082	$46,937
Average interest rate during the period	0.08%	0.04%
Maximum outstanding at any month end during the period	$142,146	$51,681

SSUAR totaling $66 million were assumed on March 7, 2022 in relation to the CB acquisition.

(11)	Subordinated Debentures and Other Borrowings

As a result of its acquisition of Commonwealth Bancshares, Inc. on March 7, 2022, Bancorp became the 100% successor owner of the following unconsolidated trust subsidiaries: Commonwealth Statutory Trust III, Commonwealth Statutory Trust IV and Commonwealth Statutory Trust V. The sole assets of the trust subsidiaries represent the proceeds of offerings loaned in exchange for subordinated debentures with similar terms to the TPS. The TPS are treated as part of Tier I Capital. The subordinated note and related interest expense are included in Bancorp’s consolidated financial statements. The subordinated notes are currently redeemable at Bancorp’s option on a quarterly basis. Bancorp chose not to redeem the subordinated notes on April 1, 2022 and carried the note at the costs noted below at March 31, 2022.

(in thousands)	Commonwealth Statutory Trust III	Commonwealth Statutory Trust IV	Commonwealth Statutory Trust V	Total

Trust preferred securities	$3,005	$12,021	$11,019	$26,045
Subordinated debentures	3,000	12,000	11,000	26,000

Origination date	12/19/2003	12/15/2005	6/28/2007
Index	LIBOR + 2.85%	LIBOR + 1.35%	LIBOR + 1.40%

Bancorp is a member of the FHLB of Cincinnati. As a member of the FHLB, Bancorp has access to credit products of the FHLB. Bancorp views these borrowings as a potential low cost alternative to brokered deposits. At March 31, 2022 and December 31, 2021, available credit from the FHLB totaled $1.02 billion and $1.00 billion, respectively. Bancorp also had unsecured available FFP lines with correspondent banks totaling $100 million and $80 million at March 31, 2022 and December 31, 2021, respectively. In addition, Bancorp had borrowing capacity of $20 million available through an unsecured borrowing line of the holding company as of March 31, 2022, which was added during the first quarter to allow capital flexibility at the Bank level.

(12)	Commitments and Contingent Liabilities

As of March 31, 2022 and December 31, 2021, Bancorp had various commitments outstanding that arose in the normal course of business which are properly not reflected in the consolidated financial statements. Total off-balance sheet commitments to extend credit follows:

(in thousands)	March 31, 2022	December 31, 2021
Commercial and industrial	$716,042	$625,858
Construction and land development	416,488	292,351
Home equity	334,219	247,885
Credit cards	51,108	40,471
Overdrafts	62,442	51,104
Letters of credit	34,532	30,779
Other	103,651	76,721
Future loan commitments	327,298	325,983
Total off balance sheet commitments to extend credit	$2,045,780	$1,691,152

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

At March 31, 2022 and December 31, 2021, Bancorp had accrued $3.6 million and $3.5 million, respectively, in other liabilities for its estimate of credit losses for off balance sheet credit exposures. The CB acquisition resulted in a $500,000 increase to the ACL for off balance sheet credit exposures, with the corresponding offset recorded to goodwill (as opposed to provision expense). This increase was partially offset by a $400,000 benefit to provision expense recorded for the three month period ended March 31, 2022, as nearly all applicable loan segments experienced declines in their reserve loss percentage consistent with generally improving model factors and improvement in line of credit utilization.

Standby letters of credit are conditional commitments issued by Bancorp to guarantee the performance of a customer to a first party beneficiary. Those guarantees are primarily issued to support commercial transactions. Standby letters of credit generally have maturities of one to two years.

Certain commercial customers require confirmation of Bancorp’s letters of credit by other banks since Bancorp does not have a rating by a national rating agency. Terms of the agreements range from one month to a year with certain agreements requiring between one and six months’ notice to cancel. If an event of default on all contracts had occurred at March 31, 2022, Bancorp would have been required to make payments of approximately $3 million, or the maximum amount payable under those contracts. No payments have ever been required because of default on these contracts. These agreements are normally secured by collateral acceptable to Bancorp, which limits credit risk associated with the agreements.

As of March 31, 2022, in the normal course of business, there were pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate result of these legal actions and proceedings will not have a material adverse effect on the consolidated financial position or results of operations of Bancorp.

(13)	Assets and Liabilities Measured and Reported at Fair Value

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

Bancorp used the following methods and significant assumptions to estimate fair value of each type of financial instrument:

AFS debt securities - Except for Bancorp’s U.S Treasury securities, the fair value of AFS debt securities is typically determined by matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). Bancorp’s U.S. Treasury securities are based on quoted market prices (Level 1 inputs).

Mortgage loans held for sale - The fair value of mortgage loans held for sale is determined using quoted secondary market prices (Level 2 inputs).

Mortgage banking derivatives – Mortgage banking derivatives used in the ordinary course of business consist primarily of interest rate lock loan commitments and mandatory forward sales contracts. The fair value of the Bancorp’s derivative instruments is primarily measured by obtaining pricing from broker-dealers recognized to be market participants. The pricing is derived from observable market inputs that can generally be verified and do not typically involve significant judgement by Bancorp (Level 2 inputs).

Interest rate swap agreements – Interest rate swaps are valued using valuations received from the relevant dealer counterparty. These valuations consider multiple observable market inputs, including interest rate yield curves, time value and volatility factors (Level 2 inputs).

Carrying values of assets measured at fair value on a recurring basis follows:

	Fair Value Measurements Using:			Total
March 31, 2022 (in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Available for sale debt securities:
U.S. Treasury and other U.S. Government obligations	$116,338	$—	$—	$116,338
Government sponsored enterprise obligations	—	124,651	—	124,651
Mortgage backed securities - government agencies	—	759,413	—	759,413
Obligations of states and political subdivisions	—	143,835	—	143,835
Other	—	6,118	—	6,118

Total available for sale debt securities	116,338	1,034,017	—	1,150,355

Mortgage loans held for sale	—	9,323	—	9,323
Rate lock loan commitments	—	702	—	702
Mandatory forward contracts	—	94	—	94
Interest rate swaps	—	2,536	—	2,536

Total assets	$116,338	$1,046,672	$—	$1,163,010

Liabilities:
Interest rate swaps	$—	$2,548	$—	$2,548

	Fair Value Measurements Using:			Total
December 31, 2021 (in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Available for sale debt securities:
U.S. Treasury and other U.S. government obligations	$122,501	$—	$—	$122,501
Government sponsored enterprise obligations	—	135,021	—	135,021
Mortgage backed securities - government agencies	—	846,624	—	846,624
Obligations of states and political subdivisions	—	75,075	—	75,075
Other	—	1,077	—	1,077

Total available for sale debt securities	122,501	1,057,797	—	1,180,298

Interest rate swaps	—	3,148	—	3,148

Total assets	$122,501	$1,060,945	$—	$1,183,446

Liabilities:
Interest rate swaps	$—	$3,162	$—	$3,162

There were no transfers into or out of Level 3 of the fair value hierarchy during 2022 or 2021.

Discussion of assets measured at fair value on a non-recurring basis follows:

MSRs – On at least a quarterly basis, MSRs are evaluated for impairment based upon the fair value of the MSRs as compared to carrying amount. Fair value is based on a valuation model that calculates the present value of estimated net servicing income. The model incorporates assumptions that market participants would use in estimating future net servicing income. These measurements are classified as Level 3. At March 31, 2022 and December 31, 2021, there was no valuation allowance for MSRs, as the fair value exceeded the cost. Accordingly, the MSRs are not included in the following tabular disclosure for March 31, 2022 and December 31, 2021.

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

Carrying values of assets measured at fair value on a non-recurring basis follows:

					Losses recorded
					Three months
	Fair Value Measurements Using:			Total	ended
March 31, 2022 (in thousands)	Level 1	Level 2	Level 3	Fair Value	March 31, 2022

Collateral dependent loans	$—	$—	$14,785	$14,785	$—
Other real estate owned	—	—	7,156	7,156	—

					Losses recorded
					Three months
	Fair Value Measurements Using:			Total	ended
December 31, 2021 (in thousands)	Level 1	Level 2	Level 3	Fair Value	March 31, 2021

Collateral dependent loans	$—	$—	$4,487	$4,487	$—
Other real estate owned	—	—	7,212	7,212	—

There were no liabilities measured at fair value on a non-recurring basis at March 31, 2022 and December 31, 2021.

For Level 3 assets measured at fair value on a non-recurring basis, the significant unobservable inputs used in the fair value measurements are presented below.

	March 31, 2022
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average

Collateral dependent loans	$14,785	Appraisal	Appraisal discounts	32.0%
Other real estate owned	7,156	Appraisal	Appraisal discounts	31.1

	December 31, 2021
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average

Collateral dependend loans	$4,487	Appraisal	Appraisal discounts	41.1%
Other real estate owned	7,212	Appraisal	Appraisal discounts	31.6

(14)	Disclosure of Financial Instruments Not Reported at Fair Value

GAAP requires disclosure of the fair value of financial assets and liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis. The estimated fair values of Bancorp’s financial instruments not measured at fair value on a recurring or non-recurring basis follows:

(in thousands)	Carrying		Fair Value Measurements Using:
March 31, 2022	amount	Fair value	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$751,691	$751,691	$751,691	$—	$—
HTM debt securities	548,191	535,807	—	535,807	—
Federal Home Loan Bank stock	13,811	13,811	—	13,811	—
Loans, net	4,780,616	4,719,799	—	—	4,719,799
Accrued interest receivable	15,690	15,690	15,690	—	—

Liabilities
Non-interest bearing deposits	$2,089,072	$2,089,072	$2,089,072	$—	$—
Transaction deposits	4,110,241	4,110,241	—	4,110,241	—
Time deposits	546,178	540,374	—	540,374	—
Securities sold under agreement to repurchase	142,146	142,146	—	142,146	—
Federal funds purchased	8,920	8,920	—	8,920	—
Subordinated debentures	26,045	26,226	—	26,226	—
Accrued interest payable	337	337	337	—	—

(in thousands)	Carrying		Fair Value Measurements Using:
December 31, 2021	amount	Fair value	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$961,192	$961,192	$961,192	$—	$—
Mortgage loans held for sale	8,614	8,818	—	8,818	—
Federal Home Loan Bank stock	9,376	9,376	—	9,376	—
Loans, net	4,115,405	4,129,091	—	—	4,129,091
Accrued interest receivable	13,745	13,745	13,745	—	—

Liabilities
Non-interest bearing deposits	$1,755,754	$1,755,754	$1,755,754	$—	$—
Transaction deposits	3,597,538	3,597,538	—	3,597,538	—
Time deposits	434,222	433,813	—	433,813	—
Securities sold under agreement to repurchase	75,466	75,466	—	75,466	—
Federal funds purchased	10,374	10,374	—	10,374	—
Accrued interest payable	300	300	300	—	—

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

(15)	Mortgage Banking Activities

Mortgage banking activities primarily include residential mortgage originations and servicing.

As of March 31, 2022, mortgages originated and intended for sale in the secondary market are carried at fair value, as determined by outstanding commitments from investors. Mortgage loans held for sale as of December 31, 2021 and prior were carried at the lower of cost or market value.

Activity for mortgage loans held for sale, at fair value, was as follows:

Note 15 - Mortgage Banking Activities - Activity in Mortgage Loans Held for Sale
Three months ended
March 31,
(in thousands)	2022
Balance, beginning of period:	$8,614
Origination of mortgage loans held for sale	35,829
Loans held for sale acquired	3,559
Proceeds from the sale of mortgage loans held for sale	(38,771)
Net gain on sale of mortgage loans held for sale	92
Balance, end of period	9,323

The following table represents the components of Mortgage banking income:

Note 15 - Mortgage Banking Activities - Mortgage Banking Income
	Three months ended
	March 31,
(in thousands)	2022	2021

Net gain realized on sale of mortgage loans held for sale	$92	$1,196
Net change in fair value recognized on loans held for sale	(27)	-
Net change in fair value recognized on rate lock loan commitments	392	-
Net change in fair value recognized on forward contracts	179	-
Net gain recognized	636	1,196

Loan servicing income	702	255
Amortization of mortgage servicing rights	(481)	(252)
Change in mortgage servicing rights valuation allowance	-	-
Net servicing income recognized	221	3

Other mortgage banking income	146	245
Total Mortgage banking income	$1,003	$1,444

Activity for capitalized mortgage servicing rights was as follows:

Note 15 - Mortgage Banking Activities - Changes in the Net Carrying Amount of MSRs
	Three months ended
	March 31,
(in thousands)	2022	2021
Balance at beginning of period	$4,528	$2,710
MSRs acquired	12,676	—
Additions for mortgage loans sold	154	407
Amortization	(481)	(252)
Impairment	—	—
Balance at end of period	$16,877	$2,865

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

The estimated fair value of MSRs at March 31, 2022 and December 31, 2021 were $26 million and $6 million, respectively. MSRs with an estimated fair value of $13 million were acquired in the CB acquisition. There was no valuation allowance recorded for MSRs as of March 31, 2022 and December 31, 2021, as fair value exceeded carrying value.

Total outstanding principal balances of loans serviced for others were $2.2 billion and $698 million at March 31, 2022 and December 31, 2021, respectively. Loans serviced for others acquired as part of the CB acquisition totaled $1.5 billion at the date of acquisition.

As of March 31, 2022 and December 31, 2021, no valuation allowance was recorded on capitalized mortgage servicing rights.

Mortgage banking derivatives used in the ordinary course of business consist primarily of mandatory forward sales contracts and interest rate lock loan commitments. Mandatory forward contracts represent future loan commitments to deliver loans at a specified price and date are used to manage interest rate risk on loan commitments and mortgage loans held for sale. Interest rate lock loan commitments represent commitments to fund loans at a specific rate. These derivatives involve underlying items, such as interest rates, and are designed to transfer risk. Substantially all of these instruments expire within 90 days from the date of issuance. Notional amounts are amounts on which calculations and payments are based, but which do not represent credit exposure, as credit exposure is limited to the amount required to be received or paid.

Mandatory forward contracts also contain an element of risk in that the counterparties may be unable to meet the terms of such agreements. In the event the counterparties fail to deliver commitments or are unable to fulfill their obligations, the Bank could potentially incur significant additional costs by replacing the positions at then current market rates. The Bank manages its risk of exposure by limiting counterparties to those banks and institutions deemed appropriate by management. The Bank does not expect any counterparty to default on their obligations and therefore, the Bank does not expect to incur any cost related to counterparty default.

The Bank is exposed to interest rate risk on loans held for sale and rate lock loan commitments. As market interest rates fluctuate, the fair value of mortgage loans held for sale and rate lock commitments will decline or increase. To offset this interest rate risk the Bank enters into derivatives, such as mandatory forward contracts to sell loans. The fair value of these mandatory forward contracts will fluctuate as market interest rates fluctuate, and the change in the value of these instruments is expected to largely, though not entirely, offset the change in fair value of loans held for sale and rate lock commitments. The objective of this activity is to minimize the exposure to losses on rate lock loan commitments and loans held for sale due to market interest rate fluctuations. The net effect of derivatives on earnings will depend on risk management activities and a variety of other factors, including: market interest rate volatility; the amount of rate lock commitments that close; the ability to fill the forward contracts before expiration; and the time period required to close and sell loans.

The following table includes the notional amounts and fair values of mortgage loans held for sale and mortgage banking derivatives:

Note 15 - Mortgage Banking Activities - Notional Amounts and Fair Values
	March 31, 2022
(in thousands)	Notional Amount	Fair Value
Included in Mortgage loans held for sale:
Mortgage loans held for sale, at fair value	$9,202	$9,323

Included in other assets:
Rate lock loan commitments	$63,421	$702
Mandatory forward contracts	12,564	94

(16)	Accumulated Other Comprehensive Income (Loss)

The following table illustrates activity within the balances of AOCI by component:

	Net unrealized	Net unrealized	Minimum
	gains (losses)	gains (losses)	pension
	on available for	on cash	liability
(in thousands)	sale debt securities	flow hedges	adjustment	Total
Three months ended March 31, 2022
Balance, January 1, 2022	$(7,657)	$-	$(283)	$(7,940)
Net current period other comprehensive income (loss)	(49,659)	-	-	(49,659)
Balance, March 31, 2022	$(57,316)	$-	$(283)	$(57,599)

Three months ended March 31, 2021
Balance, January 1, 2021	$9,310	$(122)	$(447)	$8,741
Net current period other comprehensive income (loss)	(11,823)	32	-	(11,791)
Balance, March 31, 2021	$(2,513)	$(90)	$(447)	$(3,050)

(17)	Preferred Stock

Bancorp has one class of preferred stock (no par value; 1,000,000 shares authorized), the relative rights, preferences and other terms of the class or any series within the class will be determined by the Board of Directors prior to any issuance. None of this stock has been issued to date.

(18)	Net Income Per Share

The following table reflects net income (numerator) and average shares outstanding (denominator) for basic and diluted net income per share computations:

	Three months ended
	March 31,
(in thousands, except per share data)	2022	2021
Net income available to stockholders	$7,906	$22,710

Weighted average shares outstanding - basic	27,230	22,622
Dilutive securities	255	243
Weighted average shares outstanding- diluted	27,485	22,865

Net income per share - basic	$0.29	$1.00
Net income per share - diluted	0.29	0.99

Certain SARs that were excluded from the EPS calculation because their impact was antidilutive were as follows:

	Three months ended
(shares in thousands)	March 31,
	2022	2021
Antidilutive SARs	45	29

(19)	Stock-Based Compensation

The fair value of all stock-based awards granted, net of estimated forfeitures, is recognized as compensation expense over the respective service period.

At Bancorp's 2015 Annual Meeting of Shareholders, shareholders approved the 2015 Omnibus Equity Compensation Plan and authorized the shares available from the expiring 2005 plan for future awards under the 2015 plan. In 2018, shareholders approved an additional 500,000 shares for issuance under the plan. As of March 31, 2022, there were 355,000 shares available for future awards. The 2005 Stock Incentive Plan expired in April 2015 and SARs granted under this plan expire as late as 2025. The 2015 Stock Incentive Plan has no defined expiration date.

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

Fair values of SARs are estimated at the date of grant using the Black-Scholes option-pricing model, a leading formula for calculating such value. This model requires the input of assumptions, changes to which can materially impact the fair value estimate. The following assumptions were used in SAR valuations at the grant date in each year:

Assumptions	2022	2021
Dividend yield	2.38%	2.52%
Expected volatility	25.42%	25.19%
Risk free interest rate	1.98%	1.22%
Expected life (in years)	7.1	7.1

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

PSU Grants – PSUs vest based upon service and a three-year performance period, which begins January 1 of the first year of the performance period. Because grantees are not entitled to dividend payments during the performance period, the fair value of these PSUs is estimated based upon the market value of the underlying shares on the date of grant, adjusted for non-payment of dividends. Grants require a one-year post-vesting holding period and therefore the fair value of such grants incorporates a liquidity discount related to the holding period of 5.8% and 6.1% for 2022 and 2021.

RSU Grants – RSUs are only granted to non-employee directors, are time-based and vest 12 months after grant date. Because grantees are entitled to deferred dividend payments at the end of the vesting period, therefore the fair value of the RSUs equals market value of underlying shares on the date of grant.

In the first quarters of 2022 and 2021, Bancorp awarded 5,410 and 7,758 RSUs to non-employee directors of Bancorp with a grant date fair value of $350,000 and $315,000, respectively.

Bancorp utilized cash of $233,000 and $164,000 during the first three months of 2022 and 2021, respectively, for the purchase of shares upon the vesting of RSUs.

Bancorp has recognized stock-based compensation expense for SARs, RSAs and PSUs within compensation expense and RSUs for directors within other non-interest expense, as follows:

	Three months ended March 31, 2022
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$94	$330	$86	$481	$991
Deferred tax benefit	(20)	(70)	(18)	(101)	(209)
Total net expense	$74	$260	$68	$380	$782

	Three months ended March 31, 2021
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$89	$329	$76	$355	$849
Deferred tax benefit	(19)	(69)	(16)	(75)	(179)
Total net expense	$70	$260	$60	$280	$670

Detail of unrecognized stock-based compensation expense follows:

	Stock
(in thousands)	Appreciation	Restricted	Restricted	Performance
Year ended	Rights	Stock Awards	Stock Units	Stock Units	Total

Remainder of 2022	$281	$1,048	$263	$1,581	$3,173
2023	309	1,197	2	1,303	2,811
2024	202	960	—	603	1,765
2025	143	714	—	—	857
2026	86	380	—	—	466
2027	9	32	—	—	41
Total estimated expense	$1,030	$4,331	$265	$3,487	$9,113

The following table summarizes SARs activity and related information:

								Weighted
					Weighted		Weighted	average
					average	Aggregate	average	remaining
		Exercise			exercise	intrinsic	fair	contractual
(in thousands, except per share data)	SARs	price			price	value(1)	value	life (in years)

Outstanding, January 1, 2021	593	$15.24	-	$40.00	$27.47	$7,706	$4.44	5.1
Granted	30	47.17	-	50.71	50.48	—	9.69
Exercised	(108)	15.24	-	19.37	16.40	4,239	2.85
Forfeited	—	—			—	—	—
Outstanding, December 31, 2021	515	$15.24	-	$50.71	$31.16	$16,854	$5.08	5.1

Outstanding, January 1, 2022	515	$15.24	-	$50.71	$31.16	$16,854	$5.08	5.1
Granted	32	54.91	-	54.91	54.91	—	11.79
Exercised	(10)	15.24	-	15.24	15.24	497	2.62
Forfeited	—	—			—	—	—
Outstanding, March 31, 2022	537	$15.24	-	$54.91	$32.88	$10,813	$5.53	5.2

Vested and exercisable	398	$15.24	-	$50.71	$29.03	$9,493	$4.69	4.3
Unvested	139	35.90	-	54.91	43.89	1,320	7.93	3.5
Outstanding, March 31, 2022	537	$15.24	-	$54.91	$32.88	$10,813	$5.53	5.2

Vested in the current year	40	$35.90	-	$50.71	$39.36	$547	$6.82

(1) – Aggregate intrinsic value for SARs is defined as the amount by which the current market price of the underlying stock exceeds the exercise or grant price.

The following table summarizes activity for RSAs granted:

		Grant date
		weighted
(in thousands, except per share data)	RSAs	average cost

Unvested at January 1, 2021	99	$36.85
Shares awarded	39	46.90
Restrictions lapsed and shares released	(34)	35.48
Shares forfeited	(5)	40.81
Unvested at December 31, 2021	99	$41.07

Unvested at January 1, 2022	99	$41.07
Shares awarded	30	59.00
Restrictions lapsed and shares released	(31)	47.29
Shares forfeited	(1)	40.38
Unvested at March 31, 2022	97	$46.69

Shares expected to be awarded for PSUs granted to executive officers of Bancorp, the three-year performance period for which began January 1 of the award year, are as follows:

	Vesting		Expected
Grant	period	Fair	shares to
year	in years	value	be awarded
2020	3	$32.27	65,111
2021	3	44.44	47,280
2022	3	48.48	36,350

(20)	Interest Rate Swaps

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

Bancorp had outstanding undesignated interest rate swap contracts as follows:

	Receiving		Paying
	March 31,	December 31,	March 31,	December 31,
(dollars in thousands)	2022	2021	2022	2021

Notional amount	$150,083	$123,983	$150,083	$123,983
Weighted average maturity (years)	7.3	7.2	7.3	7.2
Fair value	$2,536	$3,148	$2,548	$3,162

(21)	Regulatory Matters

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

Additionally, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, Bancorp and the Bank must hold a 2.5% capital conservation buffer composed of Common Equity Tier 1 Risk-Based Capital above the minimum risk-based capital requirements for the Common Equity Tier 1 Risk-Based Capital ratio, Tier 1 Risk-Based Capital ratio and Total Risk-Based Capital ratio necessary to be considered adequately-capitalized. At March 31, 2022, the adequately-capitalized minimums, including the capital conservation buffer, were a 6.0% Common Equity Tier 1 Risk-Based Capital ratio, 8.5% Tier 1 Risk-Based Capital ratio and 10.5% Total Risk-Based Capital ratio. The capital conservation buffer was phased in starting in 2016 at 0.625% and was fully implemented at 2.5% effective January 1, 2019.

As a result of the CB acquisition, Bancorp became the 100% successor owner of the following unconsolidated trust subsidiaries: Commonwealth Statutory Trust III, Commonwealth Statutory Trust IV and Commonwealth Statutory Trust V. The sole assets of the trust subsidiaries represent the proceeds of offerings loaned in exchange for subordinated debentures with similar terms to the TPS. The TPS are treated as part of Tier 1 Capital. The subordinated note and related interest expense are included in Bancorp’s consolidated financial statements. The subordinated notes are currently redeemable at Bancorp’s option on a quarterly basis. As of March 31, 2022, subordinated notes added through the CB acquisition totaled $26 million. Bancorp chose not to redeem the subordinated notes on April 1, 2022.

Bancorp continues to exceed the regulatory requirements for all calculations. Bancorp and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB and the FDIC, in addition to the capital conservation buffer.

The following table sets forth consolidated Bancorp’s and the Bank’s risk based capital amounts and ratios:

(dollars in thousands)	Actual		Minimum for adequately capitalized		Minimum for well capitalized
March 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$681,421	12.14%	$448,875	8.00%	NA	NA
Bank	634,467	11.34	447,501	8.00	$559,337	10.00%

Common equity tier 1 risk-based capital (1)
Consolidated	597,949	10.66	252,492	4.50	NA	NA
Bank	576,995	10.31	251,719	4.50	363,595	6.50

Tier 1 risk-based capital (1)
Consolidated	623,949	11.12	336,656	6.00	NA	NA
Bank	576,995	10.31	335,626	6.00	447,501	8.00

Leverage (2)
Consolidated	623,949	9.34	267,229	4.00	NA	NA
Bank	576,995	8.65	266,683	4.00	333,354	5.00

(dollars in thousands)	Actual		Minimum for adequately capitalized		Minimum for well capitalized
December 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$596,411	12.79%	$372,929	8.00%	NA	NA
Bank	577,078	12.42	371,809	8.00	$464,761	10.00%

Common equity tier 1 risk-based capital (1)
Consolidated	556,590	11.94	209,772	4.50	NA	NA
Bank	537,257	11.56	209,142	4.50	302,095	6.50

Tier 1 risk-based capital (1)
Consolidated	556,590	11.94	279,696	6.00	NA	NA
Bank	537,257	11.56	278,857	6.00	371,809	8.00

Leverage (2)
Consolidated	556,590	8.86	251,348	4.00	NA	NA
Bank	537,257	8.57	250,871	4.00	313,588	5.00

(1)    Ratio is computed in relation to risk-weighted assets.

(2)    Ratio is computed in relation to average assets.

NA – Regulatory framework does not define “well-capitalized” for holding companies

(22)	Segments

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

The majority of the net assets of Bancorp are involved in the commercial banking segment. As of March 31, 2022, goodwill totaling $203 million was recorded on Bancorp’s consolidated balance sheets, of which $175 million is attributed to the commercial banking segment and $28 million is attributed to WM&T. The portion of total goodwill attributed to WM&T relates entirely to the CB acquisition, which generated $67 million in total goodwill. With the exception of goodwill attributed to WM&T through the CB acquisition, assets assigned to WM&T consist primarily of net premises and equipment and a receivable related to fees earned that have not been collected.

Selected financial information by business segment follows:

	Three months ended March 31, 2022			Three months ended March 31, 2021

(in thousands)	Commercial Banking	WM&T	Total	Commercial Banking	WM&T	Total

Net interest income	$48,653	$107	$48,760	$37,742	$83	$37,825
Provision for credit losses	2,279	—	2,279	(1,475)	—	(1,475)
Wealth management and trust services	—	8,469	8,469	—	6,248	6,248
All other non-interest income	10,734	—	10,734	7,596	—	7,596
Non-interest expenses	51,690	4,607	56,297	21,696	3,277	24,973
Income before income tax expense	5,418	3,969	9,387	25,117	3,054	28,171
Income tax expense	633	812	1,445	4,798	663	5,461
Net income	4,785	3,157	7,942	20,319	2,391	22,710
Less net income attributable to NCI	-	36	36	-	-	-
Net income attributable to stockholders	$4,785	$3,121	$7,906	$20,319	$2,391	$22,710

Segment assets	$7,744,189	$32,963	$7,777,152	$4,790,344	$3,731	$4,794,075

(23)	Revenue from Contracts with Customers

All of Bancorp’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The table below presents Bancorp’s sources of non-interest income with items outside the scope of ASC 606 noted as such:

	Three months ended March 31, 2022			Three months ended March 31, 2021

(in thousands)	Commercial Banking	WM&T	Total	Commercial Banking	WM&T	Total
Wealth management and trust services	$—	$8,469	$8,469	$—	$6,248	$6,248
Deposit service charges	1,863	—	1,863	944	—	944
Debit and credit card income	4,119	—	4,119	2,273	—	2,273
Treasury management fees	1,904	—	1,904	1,540	—	1,540
Mortgage banking income(1)	1,003	—	1,003	1,444	—	1,444
Net investment product sales commissions and fees	607	—	607	464	—	464
Bank owned life insurance(1)	266	—	266	161	—	161
Other(2)	972	—	972	770	—	770
Total non-interest income	$10,734	$8,469	$19,203	$7,596	$6,248	$13,844

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

WM&T provides customers fiduciary and investment management services as agreed upon in asset management contracts. The contracts require WM&T to provide a series of distinct services for which fees are earned over time. The contracts are cancellable upon demand with fees typically based upon the asset value of investments. Revenue is accrued and recognized monthly based upon month-end asset values and collected from the customer predominately in the following month except for a small percentage of fees collected quarterly. Incentive compensation related to WM&T activities is considered a cost of obtaining the contract. Contracts between WM&T and customers do not permit performance-based fees and accordingly, none of the fee income earned by WM&T is performance-based. Trust fees receivable were $4.0 million and $2.9 million at March 31, 2022 and December 31, 2021, respectively.

Investment products sales commissions and fees represent the Bank’s share of transaction fees and wrap fees resulting from investment services and programs provided through an agent relationship with a third party broker-dealer. Transaction fees are assessed at the time of the transaction. Those fees are collected and recognized on a monthly basis. Trailing fees are based upon market values and are assessed, collected and recognized on a quarterly basis. Because the Bank acts as an agent in arranging the relationship between the customer and third party provider, and does not control the services rendered, investment product sales commissions and fees are reported net of related costs, including nominal incentive compensation, and trading activity charges of $188,000 and $151,000 for the three month periods ended March 31, 2022 and 2021.

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

Bancorp did not establish any contract assets or liabilities as a result of adopting ASC 606, nor were any recognized during the three months ended March 31, 2022.

(24)	Leases

Bancorp has operating leases for various branch locations with terms ranging from two years to 19 years, some of which include options to extend the leases in five-year increments. A total of four operating leases were added as a result of the CB acquisition. Options reasonably expected to be exercised are included in determination of the right-of-use asset. Bancorp elected to use a practical expedient to expense short-term lease obligations associated with leases with original terms of 12 months or less. Bancorp elected not to separate non-lease components from lease components for its operating leases. The right-of-use lease asset and operating lease liability are recorded in premises and equipment and other liabilities on the consolidated balance sheet.

Balance sheet, income statement and cash flow detail regarding operating leases follows:

(dollars in thousands)	March 31, 2022	December 31, 2021

Balance Sheet
Operating lease right-of-use asset	$16,264	$14,958
Operating lease liability	17,703	16,408

Weighted average remaining lease term (years)	8.8	9.4
Weighted average discount rate	2.92%	3.02%

Maturities of lease liabilities:
One year or less	$2,381	$2,634
Year two	3,191	2,673
Year three	2,887	2,408
Year four	2,147	1,924
Year five	1,669	1,608
Greater than five years	7,932	7,699
Total lease payments	$20,207	$18,946
Less imputed interest	2,504	2,538
Total	$17,703	$16,408

	Three months ended	Three months ended
(in thousands)	March 31, 2022	March 31, 2021
Income Statement
Components of lease expense:
Operating lease cost	$656	$487
Variable lease cost	57	51
Less sublease income	24	14
Total lease cost	$689	$524

	Three months ended	Three months ended
(in thousands)	March 31, 2022	March 31, 2021
Cash flow Statement
Supplemental cash flow information:
Operating cash flows from operating leases	$853	$520

As of March 31, 2022, Bancorp had entered into one lease agreement that had yet to commence.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Stock Yards Bancorp, Inc. (“Bancorp” or “the Company”), is a FHC headquartered in Louisville, Kentucky and is engaged in the business of banking through its wholly owned subsidiaries, Stock Yards Bank & Trust Company (“SYB” or “the Bank”) and SYB Insurance Company, Inc. (“the Captive”). Bancorp, which was incorporated in 1988 in Kentucky, is registered with, and subject to supervision, regulation and examination by, the Board of Governors of the Federal Reserve System. As Bancorp has no significant operations of its own, its business is essentially that of SYB and the Captive. The operations of SYB and the Captive are fully reflected in the consolidated financial statements of Bancorp. Accordingly, references to “Bancorp” in this document may encompass both the holding company and its subsidiaries, but it should be noted that the business of the Captive is immaterial to the overall results of operations and financial condition of Bancorp. All significant inter-company transactions and accounts have been eliminated in consolidation.

SYB, established in 1904, is a state-chartered non-member financial institution that provides services in Louisville, central, eastern and northern Kentucky, as well as the Indianapolis, Indiana and Cincinnati, Ohio MSAs through 73 full service banking center locations. The Bank is registered with, and subject to supervision, regulation and examination by the FDIC and the Kentucky Department of Financial Institutions.

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

As a result of its acquisition of Commonwealth Bancshares, Inc. on March 7, 2022, Bancorp became the 100% successor owner of the following unconsolidated Delaware trust subsidiaries: Commonwealth Statutory Trust III, Commonwealth Statutory Trust IV and Commonwealth Statutory Trust V. The sole assets of the trust subsidiaries represent the proceeds of offerings loaned in exchange for subordinated debentures with similar terms to the TPS.

Also, as a result of its acquisition of Commonwealth Bancshares, Inc., the Company acquired a 60% interest in Landmark Financial Advisors, LLC (LFA), which is based in Bowling Green, Kentucky and provides wealth management services. LFA is consolidated into the Company. The noncontrolling interest within the consolidated financial statements represents the interest in LFA not owned by the Company.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and accompanying Footnotes presented in Part 1 Item 1 “Financial Statements” and other information appearing in Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2021. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of Bancorp’s future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations.

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

Forward-looking statements detail management’s expectations regarding the future and are based on information known to management only as of the date the statements are made and management undertakes no obligation to update forward-looking statements to reflect events or circumstances that occur after the date forward-looking statements are made, except as required by applicable regulation.

There is no assurance that any list of risks and uncertainties or risk factors is complete. Factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements include, among other things:

●

Residual impact, if any, of the COVID-19 pandemic of the COVID-19 pandemic on Bancorp’s business, including the impact of the actions taken by governmental authorities to try and contain the pandemic or address the impact of the pandemic on the U.S. economy (including, without limitation, various relief efforts), and the resulting effect of all such items on our operations, liquidity and capital position, and on the financial condition of Bancorp’s borrowers and other customers;

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
●

other risks and uncertainties reported from time-to-time in Bancorp’s filings with the SEC, including Part I Item 1A “Risk Factors” of Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2021.

Acquisition of Commonwealth Bancshares, Inc. and its Subsidiary Commonwealth Bank & Trust Company

On March 7, 2022, Bancorp completed its acquisition of Commonwealth Bancshares, Inc. and its wholly owned subsidiary, Commonwealth Bank & Trust Company, collectively defined as “CB,” a Louisville, Kentucky-based commercial bank and trust company, which operated 15 retail branches, including nine in Jefferson County, four in Shelby County, and two in Northern Kentucky. At the time of acquisition and net of purchase accounting adjustments, Commonwealth had $1.34 billion in assets, $632 million in loans (net of purchase accounting adjustments), $247 million in investment securities and $1.12 billion in deposits in addition to maintaining a Wealth Management and Trust Department with total assets under management of approximately $2.93 billion. Bancorp acquired all outstanding common stock of Commonwealth Bancshares, Inc. in a combined stock and cash transaction that resulted in total consideration paid to Commonwealth Bancshares, Inc. shareholders of $168 million.

Bancorp recorded goodwill of $67 million and incurred pre-tax merger related expenses totaling $19.5 million for the three months ended March 31, 2022 as a result of the CB acquisition.

Further, the CB acquisition served to increase the ACL on loans by $14 million at acquisition date. This increase consisted of $10 million attributed to the acquired PCD loan portfolio, with the corresponding offset recorded to goodwill (as opposed to provision for credit loss expense), and $4 million of provision for credit loss expense recorded in relation to the acquired loan portfolio for the three months ended March 31, 2022.

Acquisition of Kentucky Bancshares, Inc. and its Subsidiary Kentucky Bank

On May 31, 2021, Bancorp completed its acquisition of Kentucky Bancshares, Inc. and its wholly owned subsidiary, Kentucky Bank, collectively defined as “KB,” a Paris, Kentucky-based commercial bank and trust company, which operated 19 retail branches throughout central and eastern Kentucky with $1.27 billion in assets, $755 million in loans (including PPP), $396 million in investment securities and $1.04 billion in deposits at the time of acquisition. Kentucky Bancshares, Inc. was also the holding company for an insurance captive, which Bancorp acquired and retained. Bancorp acquired all outstanding common stock of Kentucky Bancshares, Inc. in a combined stock and cash transaction that resulted in total consideration paid to Kentucky Bancshares, Inc. shareholders of $233 million.

Bancorp recorded goodwill of $123 million and incurred pre-tax merger related expenses totaling $18.1 million for the year ended December 31, 2021 as a result of the KB acquisition.

The acquisition of KB had a significant impact on the ACL and credit loss provisioning for the year ended December 31, 2021. In total, acquisition-related activity served to increase the ACL by $14 million for the year ended December 31, 2021. This increase consisted of $7 million attributed to the acquired PCD loan portfolio, with the corresponding offset recorded to goodwill (as opposed to provision for credit loss expense), and $7 million attributed to the acquired non-PCD portfolio, which represented the acquisition-related credit loss expense at the time of acquisition.

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

Overview – Operating Results (FTE)

The following table presents an overview of Bancorp’s financial performance for the three months ended March 31, 2022 and 2021:

(dollars in thousands, except per share data)			Variance
Three months ended March 31,	2022	2021	$/bp	%

Net income attributed to stockholders	$7,906	$22,710	$(14,804)	-65%
Diluted earnings per share	$0.29	$0.99	$(0.70)	-71%
ROA	0.47%	1.96%	(149) bps	-76%
ROE	4.55%	20.71%	(1616) bps	-78%

Additional discussion follows under the section titled “Results of Operations.”

General highlights for the three months ended March 31, 2022 compared to March 31, 2021:

●

Bancorp completed its acquisition of Commonwealth Bancorp, Inc. during the first quarter of 2022. At the time of acquisition, CB had approximately $1.34 billion in assets, $632 million in loans (net of purchase accounting adjustments), $247 million in investment securities and $1.12 billion in deposits.

●

Bancorp also completed its acquisition Kentucky Bancshares, Inc. during the second quarter of 2021, which resulted in the addition of approximately $1.27 billion in assets, $755 million in loans (net of purchase accounting adjustments), $396 million in investment securities and $1.04 billion in deposits at the time of acquisition last year, further contributing to the substantial balance sheet growth experienced over the past twelve months.

●

Net income totaled $7.9 million, resulting in diluted EPS of $0.29 for the three months ended March 31, 2022, a 71% decrease over $0.99 for the same period of 2021. Significant factors affecting the results for the three months ended March 31, 2022 and 2021 include:

o	The acquisition of Commonwealth included $19.5 million in merger expenses and $4.4 million in credit loss expense attributed to the acquired loan portfolio.
o

Net interest income increased $10.9 million, or 29%, for the three months ended March 31, 2022 compared to the same period of 2021, as both acquisition-related growth (primarily from the May 31, 2021 KB acquisition) and organic growth in loans and investment securities overcame a substantial decline in PPP-related fee recognition.

o

Total provision for credit loss expense was $2.3 million for the three months ended March 31, 2022 compared to a net benefit of $1.5 million for the same period of last year, the increase resulting entirely from expense recorded in association with the CB acquisition.

●

NIM decreased 28 bps to 3.11% for the three months ended March 31, 2022 compared to 3.39% for the same period in 2021. Substantial growth in federal funds sold, interest bearing due from banks and the investment securities portfolio resulting from excess liquidity and efforts to deploy it, coupled with a sustained low rate environment that has continued to put pressure on loan yields, drove NIM compression for the three months ended March 31, 2022 compared to the same period of 2021. While the interest rate environment began showing improvement during the first quarter on the heels of the FRB’s 25 bps FFTR increase, Bancorp did not experience the full benefit of rising rates during the three months ended March 31, 2022.

●

Total loans (excluding PPP loans) increased $1.75 billion, or 58%, compared to March 31, 2021, driven by the addition of $632 million in loans (net of purchase accounting adjustments) during the first quarter in relation to the CB acquisition, $755 million in loans related to expansion into the Central Kentucky market during the second quarter of 2021 and $371 million of organic growth. Average loans (excluding PPP loans) also increased $1.30 billion, or 43%, for the three months ended March 31, 2022 compared to the same period in 2021.

●

The PPP loan portfolio decreased $542 million, or 88%, compared to March 31, 2021 as the result of anticipated forgiveness activity, driving a $4.2 million, or 60%, decline in PPP-related interest and fee income for the three months ended March 31, 2022 compared to the same period of 2021.

●

Total provision for credit loss expense of $2.3 million was recorded for the three months ended March 31, 2022, compared to a net benefit of $1.5 million for the same period of the prior year. Expense of $4.4 million was recorded in relation to the loan portfolio acquired from CB, which was partially offset by a net benefit of $1.8 million recorded as a result of continued improvement in the unemployment forecast, updates to Bancorp’s CECL modeling, net recoveries and strong historic credit metrics.

●	Bancorp’s ACL on loans to total loans was 1.38% at March 31, 2022 compared to 1.29% at December 31, 2021, the increase stemming from acquisition-related activity within the ACL on loans.
●

Deposit balances increased $2.55 billion compared to March 31, 2021, as a result of assuming approximately $1.12 billion in deposits during the first quarter in relation to the CB acquisition, the addition of $1.04 billion in deposits related to expansion into the Central Kentucky market during the second quarter of 2021 and the general trend of customers maintaining elevated levels of liquidity recently.

●

Total non-interest income increased $5.4 million, or 39%, for the three-month period ended March 31, 2022 compared to the same period of 2021. The first quarter of 2022 benefitted from both significant contributions stemming from acquisition-related activity and organic growth over the past twelve months. All non-interest income revenue streams experienced significant increases over the same quarter of the prior year, with the exception of mortgage banking, which experienced a significant decrease as a result of slowing volumes compared to the re-finance rush that benefitted 2020 and 2021.

●

Non-interest expenses increased $31.3 million for the three months ended March 31, 2022 compared to the same period of 2021. Merger expenses of $19.5 million drove the large increase along with acquisition-related growth in full-time equivalent employees, technology expenses and premises and equipment.

●

Bancorp’s efficiency ratio (FTE) for the three months ended March 31, 2022 was 82.61% compared to 48.29% for the same period of 2021, the large fluctuation being the result of one-time merger-related expenses incurred as a result of the CB acquisition. Excluding one-time merger costs and expenses related to the amortization of tax credit partnerships, Bancorp’s non-GAAP efficiency ratio for the three months ended March 31, 2022 was 53.87% compared to 47.45% for the same period of 2021. See the section titled “Non-GAAP Financial Measures” for a reconcilement of non-GAAP to GAAP measures.

Results of Operations

Net Interest Income - Overview

As is the case with most banks, Bancorp’s primary revenue sources are net interest income and fee income from various financial services provided to customers. Net interest income is the difference between interest income earned on loans, investment securities and other interest earning assets less interest expense on deposit accounts and other interest bearing liabilities. Loan volume and interest rates earned on those loans are critical to overall profitability. Similarly, deposit volume is crucial to funding loans and rates paid on deposits directly impact profitability. New business volume is influenced by economic factors including market interest rates, business spending, consumer confidence and competitive conditions within the marketplace. The discussion that follows is based on FTE interest data.

Comparative information regarding net interest income follows:

(dollars in thousands)			Variance
As of and for the three months ended March 31,	2022	2021	$/bp	%

Net interest income	$48,760	$37,825	$10,935	29%
Net interest income (FTE)*	48,944	37,874	11,070	29%
Net interest spread	3.06%	3.30%	(24) bps	-7%
Net interest margin	3.11%	3.39%	(28) bps	-8%
Average interest earning assets	$6,389,882	$4,527,563	$1,862,319	41%

*See table titled, "Average Balance Sheets and Interest Rates (FTE)," for detail of net interest income (FTE).

NIM and net interest spread calculations above exclude the sold portion of certain participation loans, which totaled $5 million at both March 31, 2022 and December 31, 2021. These sold loans are on Bancorp’s balance sheet as required by GAAP because Bancorp retains some form of effective control; however, Bancorp receives no interest income on the sold portion. These participation loans sold are excluded from NIM and spread analysis, because Bancorp believes it provides a more accurate depiction of loan portfolio performance.

The following table details the volatility experienced within the interest rate environment over the past twelve months by comparing period end and quarterly average rates:

	March 31,	December 31,	September 30,	June 30,	March 31,
	2022	2021	2021	2021	2021

Five year Treasury note - quarter end	2.42%	1.26%	0.98%	0.87%	0.92%
Five year Treasury note - quarterly average	1.83%	1.18%	0.80%	0.84%	0.62%
Prime rate - quarter end	3.50%	3.25%	3.25%	3.25%	3.25%
Prime rate - quarterly average	3.29%	3.25%	3.25%	3.25%	3.25%
One-month LIBOR - quarter end	0.45%	0.08%	0.08%	0.10%	0.12%
One-month LIBOR - quarterly average	0.23%	0.09%	0.09%	0.10%	0.12%
Overnight SOFR - quarter end	0.29%	0.05%	0.05%	0.03%	0.02%
Overnight SOFR - quarterly average	0.09%	0.05%	0.05%	0.01%	0.05%

Prime rate, the five year Treasury note rate and the one month LIBOR are included in the table above to provide a general indication of the interest rate environment in which Bancorp has operated during the past several quarters. Approximately $1.4 billion, or 29%, of Bancorp’s loans are variable rate and are indexed to either Prime, LIBOR or SOFR, generally repricing as those rates change. At inception, most of Bancorp’s fixed rate loans are priced in relation to the five year Treasury rate.

On March 16, 2022, the FRB increased the FFTR to a range of 0.25%-0.50%, an increase of 25 bps, which resulted in Prime increasing to 3.50%. The hike represented the FRB’s first interest rate action since it cut the FFTR 150 bps in March of 2020 in response to the pandemic, which took Prime from 4.75% to 3.25%. While the hike drove increases in key benchmark rates, the interest rate environment remains below pre-pandemic levels in general, with the exception of the five-year treasury. Given the timing of the FRB’s increase, the average interest rate environment experienced for the three month period ended March 31, 2022 did not capture the full benefit of rising rates.

At March 31, 2022, Bancorp’s loan portfolio consisted of approximately 71% fixed and 29% variable rate loans, with the fixed rate portion pricing generally based on a spread to the five year treasury curve at the time of origination and the variable portion pricing based on an on-going spread to Prime (approximately 68%) or one-month LIBOR (approximately 32%).

With 68% of the variable rate loan portfolio tied to Prime and the majority with floor rates of 4.00%, short-term rates would have to increase over 50 bps for these loans to move above their floor rates given Prime is at 3.50% as of March 31, 2022. While the current economic outlook suggests continued interest rate action from the FRB and prospects of a rising rate environment, concerns remain regarding potential ongoing pricing pressure/competition, the possibility of a flattening yield curve and the impact these factors will have on NIM.

Net Interest Income (FTE) – Three months ended March 31, 2022 compared to March 31, 2021

Net interest spread (FTE) and NIM were 3.06% and 3.11%, for the three months ended March 31, 2022 compared to 3.30% and 3.39% for the same period in 2021, respectively. NIM during the three months ended March 31, 2022 was significantly impacted by the following:

●

An interest rate environment that is just beginning to evolve from sustained, pandemic-driven lows experienced over the last two years. The FFTR was lowered to a range of 0% - 0.25% in March of 2020, which resulted in Prime dropping to 3.25%, where it remained until the FRB’s most recent hike in mid-March. The FFTR stood at a range of 0.25%-0.50%, and Prime at 3.50%, as of March 31, 2022.

●

Substantial balance sheet growth stemming from both acquisition-related activity and organic growth, which resulted in total average earning asset growth of $1.86 billion, or 41%, and average interest-bearing liability growth of $1.36 billion, or 47%, for the three months ended March 31, 2022 compared to the same period of 2021.

●

Overall excess balance sheet liquidity, which contributed approximately 30 bps of NIM compression for the three months ended March 31, 2022 compared to approximately 13 bps of NIM compression for the same period of 2021. Excess liquidity within the banking system in general has also led to a highly competitive loan rate environment.

●

PPP originations, which began in the second quarter of 2020 and continued through expiration of the program on May 31, 2021, as well as the related forgiveness activity, which accelerates the recognition of fee income on these loans and continues to have a significant effect on NIM. The average balance of the PPP loan portfolio decreased $523 million, and related income decreased $4.2 million, for the three months ended March 31, 2022 compared to the same period of 2021. The PPP portfolio contributed a 13 bps benefit to NIM for the three months ended March 31, 2022 compared to a 18 bps benefit for the three months ended March 31, 2021.

●	The lowering of deposit rates in tandem with FRB interest rate actions and the benefit of paying off all FHLB advances during 2021.

Net interest income (FTE) increased $11.1 million, or 29%, for the three months ended March 31, 2022 compared to the same period of 2021, largely as a result of acquisition-related activity, but also driven in part by strong organic loan growth and substantial investment in the investment securities portfolio.

Total average interest earning assets increased $1.86 billion, or 41%, to $6.40 billion for the three months ended March 31, 2022, as compared to the same period of 2021, with the average rate earned on total interest earning assets contracting 36 bps to 3.18%.

●

Average total loan balances increased $772 million, or 21%, for the three months ended March 31, 2022 compared to the same period of 2021. Average non-PPP loan growth of $1.30 billion, or 43%, was driven by acquisition-related expansion and strong organic growth, which was partially offset by a $523 million, or 83%, decline in average PPP loan balances, as forgiveness activity accelerated has increased.

●

Average investment securities grew $660 million for the three months ended March 31, 2022 compared to the same period of 2021, which was attributed to a combination of strategically deploying excess liquidity through further investment and acquisition-related activity.

Total interest income (FTE) increased $10.6 million, or 27%, to $50.2 million for the three months ended March 31, 2022, as compared to the same period of 2021.

●

Interest and fee income (FTE) on loans increased $7.8 million, or 21%, to $44.9 million for the three months ended March 31, 2022 compared to the same period of 2021, driven by both organic and acquisition-related growth in the non-PPP portfolio, which more than offset a $4.2 million, or 60%, decline in PPP-related income. The yield on the overall loan portfolio declined 1 bp to 4.16% for the three months ended March 31, 2022 compared to 4.17% for the same period of the prior year.

●

Significant growth in average investment securities led to a $2.6 million increase interest income (FTE) on the portfolio for the three months ended March 31, 2022 compared to the same period of 2021, driving an 7 bps, or 5%, increase in the corresponding yield on the portfolio. Substantial deployment of excess liquidity during the first quarter benefitted the investment portfolio as the yields earned on recent purchases have improved dramatically in tandem with rising rates.

Total average interest bearing liabilities increased $1.36 billion, or 47%, to $4.26 billion for the three-month period ended March 31, 2022 compared with the same period in 2021, with the total average cost declining 12 bps to 0.12%.

●

Average interest bearing deposits increased $1.33 billion, or 47%, for the three months ended March 31, 2022 compared to the same period in 2021, with interest-bearing demand deposits accounting for $767 million of the increase. The significant growth was attributed to both acquisition-related activity and organic growth stemming from the general trend of customers maintaining higher levels of liquidity over the past several quarters.

●

Consistent with the higher interest bearing deposit balances noted above, average SSUAR balances increased $44 million, or 94%, for the three months ended March 31, 2022 compared to the same period of 2021.

●

Average FHLB advances decreased $29 million for the three months ended March 31, 2022 compared to the same period of the prior year, as all outstanding FHLB advances either matured or were paid off in 2021.

●	Subordinated debentures totaling $26 million were added as a result of the CB acquisition, the average balances of which totaled $8 million of the three months ended March 31, 2022.

Total interest expense decreased $469,000, or 28%, for the three months ended March 31, 2022 compared to the same period of 2021, a direct result of lowering deposit rates in response to FRB rate reductions in March of 2020 to levels at or near those offered during the Great Recession, where they remained as of March 31, 2022. These reductions have had a significant impact on time deposit rates in particular, as the benefit of lower rates has been experienced as the time deposit portfolio has matured or renewed. Further, the three months ended March 31, 2022 benefitted from all FHLB advances either maturing or paying off in 2021.

●	Total interest bearing deposit expense decreased $339,000, or 22%, driving a 11 bps decrease in the cost of average total interest bearing deposits.

●

No interest expense on FHLB advances was recorded for the three months ended March 31, 2022, as all FHLB advances either matured or paid off in 2021, resulting in a decline of $176,000 compared to the same period of the prior year.

●	Interest expense totaling $33,000 was recorded for the three months ended March 31, 2022 as a result of the subordinated debentures added through the CB acquisition.

Average Balance Sheets and Interest Rates (FTE) – Three-Month Comparison

	Three months ended March 31,
	2022			2021
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest earning assets:
Federal funds sold and interest bearing due from banks	$671,263	$282	0.17%	$235,370	$66	0.11%
Mortgage loans held for sale	8,629	24	1.13	14,618	64	1.78
Investment securities:
Taxable	1,278,160	4,680	1.48	654,733	2,295	1.42
Tax-exempt	43,391	252	2.36	6,442	45	2.83
Total securities	1,321,551	4,932	1.51	661,175	2,340	1.44

Federal Home Loan Bank stock	10,509	54	2.08	10,640	57	2.17

SBA Paycheck Protection Program (PPP) loans	103,850	2,821	11.02	627,173	7,025	4.54
Non-PPP loans	4,274,080	42,055	3.99	2,978,587	30,015	4.09
Total loans	4,377,930	44,876	4.16	3,605,760	37,040	4.17

Total interest earning assets	6,389,882	50,168	3.18	4,527,563	39,567	3.54

Less allowance for credit losses on loans	56,035			53,856

Non-interest earning assets:
Cash and due from banks	91,235			47,720
Premises and equipment, net	86,056			57,652
Bank owned life insurance	53,177			33,320
Goodwill	153,803			12,513
Accrued interest receivable and other	154,155			85,924
Total assets	$6,872,273			$4,710,836

Interest bearing liabilities:
Deposits:
Interest bearing demand	$2,136,188	$649	0.12%	$1,368,855	$357	0.11%
Savings	467,299	55	0.05	218,119	5	0.01
Money market	1,083,961	190	0.07	848,726	115	0.05
Time	461,268	277	0.24	380,286	1,033	1.10
Total interest bearing deposits	4,148,716	1,171	0.11	2,815,986	1,510	0.22

Securities sold under agreements to repurchase	91,082	17	0.08	46,937	5	0.04
Federal funds purchased	9,993	3	0.12	9,599	2	0.08
Federal Home Loan Bank advances	-	-	0.00	29,270	176	2.44
Subordinated debentures	8,052	33	1.66	-	-	0.00

Total interest bearing liabilities	4,257,843	1,224	0.12	2,901,792	1,693	0.24

Non-interest bearing liabilities:
Non-interest bearing demand deposits	1,817,462			1,278,193
Accrued interest payable and other	93,039			86,030
Total liabilities	6,168,344			4,266,015

Stockholders’ equity	703,929			444,821
Total liabilities and stockholder's equity	$6,872,273			$4,710,836

Net interest income		$48,944			$37,874

Net interest spread			3.06%			3.30%

Net interest margin			3.11%			3.39%

Supplemental Information - Average Balance Sheets and Interest Rates (FTE)

●

Average loan balances include the principal balance of non-accrual loans, as well as unearned income such as loan premiums, discounts, fees/costs and exclude participation loans accounted for as secured borrowings. Participation loans averaged $5 million for both the three-month periods ended March 31, 2022 and 2021, respectively.

●

Interest income on a FTE basis includes additional amounts of interest income that would have been earned if investments in certain tax-exempt interest earning assets had been made in assets subject to federal taxes yielding the same after-tax income. Interest income on municipal securities and tax-exempt loans has been calculated on a FTE basis using a federal income tax rate of 21%. Approximate tax equivalent adjustments to interest income were $184,000 and $49,000 for the three-month periods ended March 31, 2022 and 2021, respectively.

●

Interest income includes loan fees of $3.8 million ($2.6 million associated with the PPP) and $6.0 million ($5.5 million associated with the PPP) for the three-month periods ended March 31, 2022 and 2021, respectively. Interest income on loans may be impacted by the level of prepayment fees collected and accretion related to purchased loans.

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

Bancorp’s interest rate simulation sensitivity analysis details that increases in interest rates of 100 and 200 bps would have a negative effect on interest income, respectively. These results are attributed to over half of the variable rate loan portfolio being currently at or near floor rates, as these yields will not increase until short-term rates exceed these floor rates. For example, a significant portion of the variable rate loan portfolio is tied to Prime, with floor rates of 4.00%. Given Prime is at 3.50% as of March 31, 2022, short-term rates would have to increase over 50 bps for these loans to move above their floor rates.

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

	Change in Rates
	-200	-100	+100	+200
	Basis Points	Basis Points	Basis Points	Basis Points
% Change from base net interest income at March 31, 2022	N/A	-3.15%	-2.44%	-2.96%

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

Bancorp’s loan portfolio is currently composed of approximately 71% fixed and 29% variable rate loans, with the fixed rate portion pricing generally based on a spread to the five-year treasury curve at the time of origination and the variable portion pricing based on an on-going spread to Prime (approximately 68%) or one month LIBOR/SOFR (approximately 32%).

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

On March 15, 2022, the Adjustable Interest Rate (LIBOR) Act was signed into law as part of the Consolidated Appropriations Act of 2022. This legislation established a uniform benchmark replacement process for financial contracts that mature after the cessation of LIBOR (scheduled for June 2023) that do not contain clearly defined or practicable fallback provisions. The legislation also established a safe harbor for lenders, providing protection from litigation associated with choosing a replacement rate recommended by the FRB, such as SOFR, and also allows for the continued use of any appropriate benchmark rate for new contracts.

As of March 31 2022, the Company had approximately $456 million in loans and $150 million (notional amount) in interest rate derivative contracts that reference LIBOR. Each of the LIBOR-referenced amounts discussed above will vary in future periods as current contracts expire with potential replacement contracts using either LIBOR or an alternative reference rate. The Company, and other industry participants, continue to review alternative reference rates that could be utilized as a replacement for LIBOR. The Company had $46 million in loans that were indexed to SOFR at March 31, 2022.

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

In addition, Bancorp uses derivative financial instruments as part of its interest rate risk management, including interest rate swaps. These interest rate swaps are designated as cash flow hedges as described in the Footnote titled “Derivative Financial Instruments.” For these derivatives, the effective portion of gains or losses is reported as a component of AOCI, and is subsequently reclassified into earnings as an adjustment to interest expense in periods in which the hedged forecasted transaction impacts earnings. As of March 31, 2022, Bancorp had no outstanding interest rate swaps designated as cash flow hedges.

Provision for Credit Losses

Provision for credit losses on loans at March 31, 2022 represents the amount of expense that, based on Management’s judgment, is required to maintain the ACL for loans at an appropriate level under the CECL model. The determination of the amount of the ACL for loans is complex and involves a high degree of judgment and subjectivity. See the Footnote titled “Basis of Presentation and Summary of Significant Accounting Policies” for detailed discussion regarding Bancorp’s ACL methodology by loan segment in this document and Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2021.

An analysis of the changes in the ACL for loans, including provision, and selected ratios follow:

	Three months ended
	March 31,
(dollars in thousands)	2022	2021

Beginning balance	$53,898	$51,920
Acquisition - PCD loans (goodwill adjustment)	9,950	—
Adjusted beginning balance	63,848	51,920

Provision for credit losses - loans	(1,750)	(1,200)
Provision for credit losses - acquired loans	4,429	—
Total provision for credit losses on loans	2,679	(1,200)

Total charge-offs	(409)	(122)
Total recoveries	949	116
Net loan (charge-offs) recoveries	540	(6)
Ending balance	$67,067	$50,714

Average total loans	$4,377,930	$3,605,760

Provision for credit losses on loans to average total loans (1)	0.06%	-0.03%
Net loan (charge-offs) recoveries to average total loans (1)	0.01%	0.00%
ACL on loans to total loans	1.38%	1.40%
ACL on loans to total loans (excluding PPP) (2)	1.40%	1.68%
ACL on loans to average total loans	1.53%	1.41%

(1) Ratios are not annualized
(2) See the section titled “Non-GAAP Financial Measures” for reconcilement of Non-GAAP to GAAP measures

The ACL for loans totaled $67 million as of March 31, 2022 compared to $54 million at December 31, 2021, representing an ACL to total loans ratio of 1.38% and 1.29% for those periods, respectively. The ACL to total loans (excluding PPP loans) was 1.40% at March 31, 2022 compared to 1.34% at December 31, 2021. Based on the 100% SBA guarantee of the PPP loan portfolio, which totaled $71 million (net of unamortized deferred fees) at March 31, 2022 and $141 million at December 31, 2021, Bancorp did not generally reserve for potential losses for these loans within the ACL. See the section titled “Non-GAAP Financial Measures” for reconcilement of non-GAAP to GAAP measures.

Due to continued improvement in the unemployment forecast, updates to Bancorp’s CECL modeling, net recoveries and strong historic credit metrics, benefits (excluding acquisition-related activity) of $1.8 million and $1.2 million were recorded to provision for credit losses on loans expense for the three month periods ended March 31, 2022 and 2021, respectively. Offsetting the reduction for the three month period ended March 31, 2022 was credit loss expense recorded for the loan portfolio acquired from CB, which totaled $4.4 million.

In addition to the provision activity noted above for the first three months of 2022, the ACL for loans was also increased $10 million as a result of the PCD loan portfolio added through the CB acquisition during the three months ended March 31, 2022, with the corresponding offset recorded to goodwill (as opposed to provision expense). Further, net recovery activity of $540,000 million for the three month period ended March 31, 2022 also served to increase the ACL for loans, driven by a $711,000 recovery of a C&I relationship that was fully charged off in the fourth quarter of 2021.

While separate from the ACL for loans and recorded in other liabilities on the consolidated balance sheets, the ACL for off balance sheet credit exposures also experienced an increase between December 31, 2021 and March 31, 2022. The CB acquisition resulted in a $500,000 increase to the ACL for off balance sheet credit exposures, with the corresponding offset recorded to goodwill (as opposed to provision for credit loss expense). This increase was partially offset by a $400,000 benefit to provision for credit loss expense recorded for the three period ended March 31, 2022, as nearly all applicable loan segments experienced declines in their reserve loss percentage consistent with generally improving model factors and improvement in line of credit utilization. The ACL for off balance sheet credit exposures stood at $3.6 million as of March 31, 2022 compared to $3.5 million as of December 31, 2021.

Bancorp’s loan portfolio is diversified with no significant concentrations of credit. Geographically, most loans are extended to borrowers in Louisville, central, eastern and northern Kentucky, as well as the Indianapolis, Indiana and Cincinnati, Ohio metropolitan markets. The adequacy of the allowance is monitored on an ongoing basis and it is the opinion of management that the balance of the allowance at March 31, 2022 is adequate to absorb probable losses inherent in the loan portfolio as of the financial statement date.

Non-interest Income

	Three months ended March 31,
(dollars in thousands)	2022	2021	$ Variance	% Variance

Wealth management and trust services	$8,469	$6,248	$2,221	36%
Deposit service charges	1,863	944	919	97
Debit and credit card income	4,119	2,273	1,846	81
Treasury management fees	1,904	1,540	364	24
Mortgage banking income	1,003	1,444	(441)	(31)
Net investment product sales commissions and fees	607	464	143	31
Bank owned life insurance	266	161	105	65
Other	972	770	202	26
Total non-interest income	$19,203	$13,844	$5,359	39%

Total non-interest income increased $5.4 million, or 39%, for the three month period ended March 31, 2022 compared to the same period of 2021, respectively. Non-interest income comprised 28.3% of total revenues, defined as net interest income and non-interest income, for the three month period March 31, 2022 compared to 26.8% for the same period of 2021. WM&T services comprised 44.1% of total non-interest income for the three month period ended March 31, 2022 compared to 45.1% for the same period of 2021. Acquisition-related activity drove a significant portion of the non-interest income increase for the three months ended March 31, 2022 compared to the same period of the prior year.

WM&T Services:

The magnitude of WM&T revenue distinguishes Bancorp from other community banks of similar asset size. WM&T revenue increased $2.2 million, or 36%, for the three month period ended March 31, 2022, as compared with the same period of 2021. Significant growth in asset-based income drove the increase, consistent with both acquisition-related activity and organic new business development, which served to offset stock market declines during the first quarter of 2022.

Recurring fees earned for managing accounts are based on a percentage of market value of AUM and are typically assessed on a monthly basis. Recurring fees, which generally comprise the vast majority of WM&T revenue, increased $2.2 million, or 37%, for the three month period ended March 31, 2022, as compared with the same period of 2021. The increase was driven by both acquisition-related activity and organic new business development.

A portion of WM&T revenue, most notably executor and certain employee benefit plan-related fees, are non-recurring in nature and the timing of these revenues corresponds with the related administrative activities. For this reason, such fees are subject to greater period over period fluctuation. Total non-recurring fees decreased $23,000 for the three month period ended March 31, 2022, as compared with the same period of 2021, which was driven by lower estate fee income earned.

AUM, stated at market value, totaled $7.59 billion at March 31, 2022 compared with $3.99 billion at March 31, 2021 and $4.80 billion at December 31, 2021. The large increase in AUM between March 31, 2021 and March 31, 2022 is attributed mainly to AUM of $2.93 billion added through the CB acquisition, as well as net new business growth stock market appreciation over the past twelve months.

Contracts between WM&T and their customers do not permit performance-based fees and accordingly, none of the WM&T revenue is performance based. Management believes the WM&T department will continue to factor significantly in Bancorp’s financial results and provide strategic diversity to revenue streams.

Detail of WM&T Service Income by Account Type:

	Three months ended March 31,
(in thousands)	2022	2021

Investment advisory	$3,641	$2,740
Personal trust	2,378	1,678
Personal investment retirement	1,639	1,216
Company retirement	442	372
Foundation and endowment	261	176
Custody and safekeeping	64	35
Brokerage and insurance services	40	20
Other	4	11

Total WM&T services income	$8,469	$6,248

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

Assets Under Management by Account Type:

AUM (not included on balance sheet) increased from $4.8 billion at December 31, 2021 to $7.6 billion at March 31, 2022 as follows:

	March 31, 2022			December 31, 2021
(in thousands)	Managed	Non-managed (1)	Total	Managed	Non-managed (1)	Total
Investment advisory	$2,578,355	$30,641	$2,608,996	$1,919,593	$34,879	$1,954,472
Personal trust	2,009,092	562,272	2,571,364	939,703	150,221	1,089,924
Personal investment retirement	943,345	25,668	969,013	620,312	3,478	623,790
Company retirement	52,646	641,823	694,469	35,234	599,129	634,363
Foundation and endowment	398,826	1,372	400,198	368,572	1,532	370,104

Subtotal	$5,982,264	$1,261,776	$7,244,040	$3,883,414	$789,239	$4,672,653
Custody and safekeeping	—	343,171	343,171	—	128,178	128,178

Total	$5,982,264	$1,604,947	$7,587,211	$3,883,414	$917,417	$4,800,831

(1) Non-managed assets represent those for which the WM&T department does not hold investment discretion.

As of March 31, 2022 and December 31, 2021, approximately 79% and 81%, respectively, of AUM were actively managed. Company retirement plan accounts primarily consist of participant-directed assets. The amount of custody and safekeeping accounts are insignificant.

Managed Trust Assets under Management by Class of Investment:

(in thousands)	March 31, 2022	December 31, 2021

Interest bearing deposits	$178,268	$173,603
Treasury and government agency obligations	49,155	39,736
State, county and municipal obligations	209,279	110,795
Money market mutual funds	119,895	7,299
Equity mutual funds	1,161,355	944,500
Other mutual funds - fixed, balanced and municipal	1,032,160	612,913
Other notes and bonds	204,272	171,087
Common and preferred stocks	2,749,460	1,681,006
Real estate mortgages	791	-
Real estate	107,596	58,344
Other miscellaneous assets (1)	170,033	84,131

Total managed assets	$5,982,264	$3,883,414

(1) Includes client directed instruments including rights, warrants, annuities, insurance policies, unit investment trusts, and oil and gas rights.

Managed assets are invested in instruments for which market values can be readily determined, the majority of which are sensitive to market fluctuations and consist of approximately 65% in equities and 35% in fixed income securities as of March 31, 2022 compared to 68% and 32% as of December 31, 2021. This composition has been relatively consistent from period to period and the WM&T Department holds no proprietary mutual funds.

Additional Sources of Non-interest income:

Deposit service charges, which consist of non-sufficient funds charges and to a lesser extent, other activity based charges, increased $919,000, or 97%, for the three period ended March 31, 2022, as compared with the same period of 2021, mainly as a result of the contribution associated with acquisition-related activity over the past twelve months. Excluding acquisition-related activity, an industry-wide decline in the volume of fees earned on overdrawn checking accounts has been experienced over the past several years, a trend that has been exacerbated by the elevated deposit levels maintained by customers over the past several quarters, which has in turned led to fewer overdrawn accounts. Further, Bancorp anticipates that future growth of this revenue stream will be significantly impacted by changing industry practices, as many larger financial institutions have opted to greatly reduce, or completely eliminate, certain deposit service charges, particularly overdraft-related fees. Bancorp could be faced with strategic decisions surrounding deposit-related service charges in the future, which could negatively impact the contributions made by this revenue stream to total non-interest income.

Debit and credit card income consists of interchange revenue, ancillary fees and incentives received from card processors. Debit and credit card revenue increased $1.8 million, or 81%, for the three period ended March 31, 2022, as compared with the same period of 2021, as a result of increased transaction volume and continued expansion of the customer bases, both organically and through acquisition-related activity. Total debit card income increased $1.4 million, or 90%, and total credit card income increased $459,000, or 62%, for the three month period ended March 31, 2022, compared the same period of the prior year. Bancorp expects this revenue stream will continue to grow with the expansion of the customer base and further development of the debit and credit card businesses.

Treasury management fees primarily consist of fees earned for cash management services provided to commercial customers. This category continues to stand out as a consistent, growing source of revenue for Bancorp and increased $364,000, or 24%, for the three month period ending March 31, 2022, as compared with the same period of 2021, driven by increased transaction volume, new product sales and customer base expansion. In addition, sales efforts involving existing customers has led to increases in online services, reporting, ACH origination, remote deposit and fraud mitigation services over the past twelve months. Bancorp anticipates this income category will continue to increase based on continued customer base growth and the expanding suite of services offered within Bancorp’s treasury management platform.

Mortgage banking income primarily includes gains on sales of mortgage loans and loan servicing income offset by MSR amortization. Bancorp’s mortgage banking department predominantly originates residential mortgage loans to be sold in the secondary market, primarily to FNMA and FHLMC. Bancorp offers conventional, VA, FHA and GNMA financing for purchases and refinances, as well as programs for first-time homebuyers. Interest rates on mortgage loans directly influence the volume of business transacted by the mortgage-banking department. Mortgage banking revenue decreased $441,000, or 31%, for the three month periods ended March 31, 2022, as compared with the same period of 2021, the decline stemming from rising mortgage rates and limited housing inventory, which have slowed refinance and purchasing activity. Bancorp anticipates that both factors will continue to limit mortgage banking revenue growth in 2022.

Net investment product sales commissions and fees are generated primarily on stock, bond and mutual fund sales, as well as wrap fees on brokerage accounts. Wrap fees represent charges for investment programs that bundle together a suite of services, such as brokerage, advisory, research and management and are based on a percentage of assets. Bancorp deploys its financial advisors primarily through its branch network via an arrangement with a third party broker-dealer, while larger managed accounts are serviced by Bancorp’s WM&T Department. Net investment product sales commissions and fees increased $143,000, or 31%, for the three and month period ended March 31, 2022, as compared with the same period of 2021, driven by acquisition-related growth and increased trading activity.

BOLI assets represent the cash surrender value of life insurance policies on certain active and non-active employees who have provided consent for Bancorp to be the beneficiary for a portion of such policies. The related change in cash surrender value and any death benefits received under the policies are recorded as non-interest income. This income serves to offset the cost of various employee benefits. BOLI income increased $105,000, or 65%, for the three month period ending March 31, 2022 compared to the same period of the prior year, which was attributed mainly to the contribution of the BOLI portfolio added as a result of the KB acquisition in May of 2021.

Other non-interest income increased $202,000, or 26%, for the three month period ended March 31, 2022 compared with the same period of 2021, driven largely by the contribution from the insurance captive acquired through the KB acquisition in May of 2021 and an increase in swap fee income.

Non-interest Expenses

	Three months ended March 31,
(dollars in thousands)	2022	2021	$ Variance	% Variance

Compensation	$17,969	$12,827	$5,142	40%
Employee benefits	4,539	3,261	1,278	39
Net occupancy and equipment	3,025	2,045	980	48
Technology and communication	3,419	2,346	1,073	46
Debit and credit card processing	1,337	705	632	90
Marketing and business development	772	524	248	47
Postage, printing and supplies	733	409	324	79
Legal and professional	650	462	188	41
FDIC insurance	645	405	240	59
Amortization of investments in tax credit partnerships	88	31	57	184
Capital and deposit based taxes	518	458	60	13
Merger expenses	19,500	400	19,100	4,775
Intangible amortization	713	77	636	826
Other	2,389	1,023	1,366	134
Total non-interest expenses	$56,297	$24,973	$31,324	125%

Total non-interest expenses increased $31.3 million for the three period ended March 31, 2022 compared to the same period of 2021. Compensation and employee benefits comprised 40.0% of Bancorp’s total non-interest expenses for the three month period ended March 31, 2022, compared to 64.4% for the same periods of 2021. Excluding merger expenses, compensation and employee benefits comprised 61.2% for the three month period ended March 31, 2022.

Compensation, which includes salaries, incentives, bonuses and stock based compensation, increased $5.1 million, or 40%, for the three month period ended March 31, 2022, as compared with the same period of 2021. The increase was attributed largely to growth in full time equivalent employees, as well as annual merit-based salary increases. Net full time equivalent employees totaled 997 at March 31, 2022 compared to 820 at December 31, 2021 and 638 at March 31, 2021. The acquisitions of KB in May of 2021 and CB in the first quarter of 2022 have resulted in the addition of 372 full time equivalent employees over the past twelve months and a significant correlating increase in compensation expense.

Employee benefits consists of all personnel-related expense not included in compensation, with the most significant items being health insurance, payroll taxes and employee retirement plan contributions. Employee benefits increased $1.3 million, or 39%, for the three month period ended March 31, 2022, as compared with the same period of 2021, consistent with the overall increase in full time equivalent employees noted above.

Net occupancy and equipment expenses primarily include depreciation, rent, property taxes, utilities and maintenance. Costs of capital asset additions flow through the statement of income over the lives of the assets in the form of depreciation expense. Net occupancy increased $980,000, or 48%, for the three month period ended March 31, 2022, as compared with the same period of 2021, driven by the two acquisitions completed over the past twelve months. In connection with the CB acquisition, 15 branches were acquired, four of which were closed shortly after acquisition in addition to one existing SYB location, as a result of branch overlap. Further, two operational buildings were also acquired and are currently listed for sale. The KB acquisition in May of 2021 resulted in the addition of 19 branch locations. At March 31, 2022, Bancorp’s branch network consists of 73 locations throughout Louisville, Central, Eastern and Northern Kentucky, as well as the MSAs of Indianapolis, Indiana and Cincinnati, Ohio.

Technology and communication expenses include computer software amortization, equipment depreciation and expenditures related to investments in technology needed to maintain and improve the quality of customer delivery channels, information security and internal resources. Technology expense increased $1.1 million, or 46%, for the three month period ended March 31, 2022 compared to the same period of 2021, consistent with acquisition-related activity and core system upgrades. The CB system conversion occurred in late-March 2022 and total technology expenses are expected to moderate over the rest of 2022.

Bancorp outsources processing for debit and commercial credit card operations, which generate significant revenue for the Company. These expenses fluctuate consistent with transaction volumes. Debit and credit card processing expense increased $632,000, or 90%, for the three month period ending March 31, 2022 compared to the same period of last year, correlating in part with the increase in transaction volume and customer base expansion resulting from both organic and acquisition-related growth that served to increase debit and credit card non-interest income.

Marketing and business development expenses include all costs associated with promoting Bancorp including community support, retaining customers and acquiring new business. Marketing and business development expenses increased $248,000, or 47%, for the three month period ending March 31, 2022, as compared to the same period of 2021. The increases correspond with strategic decisions to advertise and promote in Bancorp’s new markets, as well as the general expansion and growth of the Company’s existing and prospective customer base.

Postage, printing and supplies expense increased $324,000, or 79%, for the three months ended March 31, 2022 compared to the same period of 2021, consistent with increased customer communication and Bancorp’s expansion tied to acquisition-related activity over the past twelve months.

Legal and professional fees increased $188,000, or 41%, for the three month period ended March 31, 2022 compared to the same period of last year, the increase being attributed to various consulting engagements and litigation costs arising through the normal course of business. Legal and professional fees associated with merger-related activity are captured in merger expenses below.

FDIC insurance increased $240,000, or 59%, for the three month period ended March 31, 2022, as compared to the same period of 2021, consistent with acquisition-related balance sheet growth.

Tax credit partnerships generate federal income tax credits, and for each of Bancorp’s investments in tax credit partnerships, the tax benefit, net of related expenses, results in a positive effect on net income. Amounts of credits and corresponding expenses can vary widely depending upon the timing and magnitude of the underlying investments. Amortization expense associated with these investments increased $57,000 for the three month period ending March 31, 2022 compared to the same period of last year.

Capital and deposit based taxes, which consist primarily of capital-based local income taxes and franchise taxes, increased $60,000, or 13%, for the three month period ended March 31, 2022 compared to the same period of 2021, attributed to both organic and acquisition-related growth.

Merger expenses represent non-recurring expenses associated with completion of the CB acquisition and consist primarily of investment banker fees, various compensation-related expenses, legal fees, early termination fees relating to various contracts and system conversion expenses. Merger expenses totaled $19.5 million for the three months ended March 31, 2022, primarily in relation to the CB acquisition.

Intangible amortization expense consists of amortization associated with the CDI of acquired deposit portfolios, as well as other intangibles related to customer lists of the WM&T and investment advisory business lines added through the CB acquisition. The intangibles amortized through this category of non-interest expense are generally amortized over a period of approximately ten years. Intangible amortization for the three months ended March 31, 2022 totaled $713,000 compared to $77,000 for the same period of the prior year, the increase stemming from the CB and KB acquisitions.

Other non-interest expenses increased $1.4 million for the three month period ended March 31, 2022, as compared to the same period of 2020. These increases were driven by a number of factors, mainly expenses associated with the addition of the insurance captive as a result of the KB acquisition in May of 2021, increased card reward expense correlating with growth in the debit and credit card business lines, and other ancillary expenses tied to Bancorp’s general growth over the past twelve months.

Bancorp’s efficiency ratio (FTE) for the three months ended March 31, 2022 of 82.61% reflects one-time merger-related expenses attributed to the CB acquisition. Excluding these non-recurring expenses and amortization of investments in tax credit partnerships, the adjusted efficiency ratio, a non-GAAP measure, would have been 53.87% for March 31, 2022. By comparison, Bancorp’s efficiency ratio (FTE) and adjusted efficiency ratio for the three months ended March 31, 2021 were 48.29% and 47.45%, respectively. See the section titled “Non-GAAP Financial Measures” for reconcilement of non-GAAP to GAAP measures.

Income Tax Expense

A comparison of income tax expense and ETR follows:

	Three months ended March 31,
(dollars in thousands)	2022	2021	$ Variance	% Variance

Income before income tax expense	$9,387	$28,171	$(18,784)	(67)%
Income tax expense	1,445	5,461	(4,016)	(74)
Effective tax rate	15.4%	19.4%	(400) bps	(21)

Fluctuations in the ETR are primarily attributed to the following:

●

Bancorp invests in certain partnerships that yield federal income tax credits. Taken as a whole, the tax benefit of these investments exceeds amortization expense, resulting in a positive impact on net income. The timing and magnitude of these transactions may vary widely from period to period. Activity for the three months ended March 31, 2022 resulted in a reduction to the ETR of 1.7% compared to a reduction of 0.5% for the same period of 2021.

●

The stock based compensation component of the ETR fluctuates consistent with the level of SAR exercise activity. The ETR was reduced 5.9% for the three month period ended March 31, 2022 compared to a reduction of 3.0% for the same period of 2021, as a result of increased levels of exercise activity.

●

Tax-exempt interest income earned on loans and investment securities reduced the ETR 1.6% for the three months ended March 31, 2022 compared to a reduction of 0.1% for the same period of the prior year, the larger reduction being attributed to tax-exempt loans and securities add through the CB and KB acquisitions.

●

As a result of the KB acquisition in May of 2021, Bancorp acquired an insurance captive. The Captive provides insurance against certain risks for which insurance may not currently be available or economically feasible to Bancorp and SYB, as well as a group of third-party insurance captives. The tax advantages of the Captive, including the tax-deductible nature of premiums paid to the Captive as well as the tax-exemption for premiums received by the Captive, serve to reduce income tax expense. Related activity reduced the ETR 0.9% for the three months ended March 31, 2022.

●

Non-deductible merger expenses recorded during the first quarter served to increase the ETR 1.1% for the three months ended March 31, 2022. No such expense was recorded for the three months ended March 31, 2022.

Financial Condition – March 31, 2022 Compared to December 31, 2021

Overview

Total assets increased $1.13 billion, or 17%, to $7.78 billion at March 31, 2022 from $6.65 billion at December 31, 2021. Total assets of $1.34 billion were added on March 7, 2022 as a result of the CB acquisition, including loans of $632 million (net of purchase accounting adjustments) and total investment securities of $247 million. In addition, goodwill of $67 million was recorded in relation to the transaction. Further, total loans (excluding loans added through the CB acquisition and the PPP portfolio) grew $118 million, or 3%, between December 31, 2021 and March 31, 2022.

Total liabilities increased $1.05 billion, or 18%, to $7.02 billion at March 31, 2022 from $5.97 billion at December 31, 2021. Total liabilities of $1.24 billion were assumed on March 7, 2022 as a result of the CB acquisition, including total deposits of $1.12 billion. Both period end and average deposit balances finished at record levels as of March 31, 2022 due to the acquisition. Further, SSUAR totaling $66 million and subordinated debentures of $26 million were also assumed as a result of the CB acquisition.

Cash and Cash Equivalents

Cash and cash equivalents declined $209 million, or 22%, ending at $752 million at March 31, 2022 compared to $961 million at December 31, 2021. The average balance of cash and cash equivalents increased $436 million over the past twelve months, as Bancorp continues to maintain higher levels of liquidity attributable to the PPP, continued growth in deposits and the overall interest rate environment.

Investment Securities

Investment securities increased $518 million, or 44%, to $1.70 billion at March 31, 2022 compared to $1.18 billion at December 31, 2021. Securities totaling $247 million were added as a result of the CB acquisition. In addition, Bancorp continued to actively invest in the securities portfolio during the first quarter of 2022 in an effort to deploy excess liquidity by purchasing $481 million of debt securities for the three months ended March 31, 2022. Partially offsetting growth associated with purchasing and acquisition-related activity was scheduled amortization and prepayment activity, largely within the MBS portfolio, as well as market depreciation of approximately $65 million stemming from an upward move in the interest rate environment experienced through the during the three months ended March 31, 2022.

A portion of the securities added during the first quarter of 2022, through both acquisition and normal investment activity, were classified as HTM. As of March 31, 2022, Bancorp’s investment security portfolio consisted of AFS and HTM securities as detailed below:

	AFS	HTM	Total
(in thousands)		Carrying	Investment
March 31, 2022	Fair Value	Value	Securities

U.S. Treasury and other U.S. Government obligations	$116,338	$277,491	$393,829
Government sponsored enterprise obligations	124,651	27,996	152,647
Mortgage backed securities - government agencies	759,413	242,704	1,002,117
Obligations of states and political subdivisions	143,835	-	143,835
Other	6,118	-	6,118
Total investment securities	$1,150,355	$548,191	$1,698,546

Premises and Equipment

Premises and equipment are presented on the consolidated balance sheets net of related depreciation on the respective assets as well as fair value adjustments associated with purchase accounting. Premises and equipment increased $32 million, or 42%, between December 31, 2021 and March 31, 2022, driven by the CB acquisition. As a result of the acquisition, 15 branches were acquired, four of which were closed shortly acquisition as a result of overlapping with existing locations of the Bank. In addition, two operational buildings were also acquired through CB and are currently listed for sale. Bancorp’s branch network now consists of 73 locations throughout Louisville, Central, Eastern and Northern, Kentucky, including Shelby County, as well as the Indianapolis, Indiana and Cincinnati, Ohio MSAs.

Goodwill

At March 31, 2022, Bancorp had $203 million in goodwill recorded on its balance sheet, including $67 million recorded in association with the acquisition of CB. As permitted under GAAP, management has up to 12 months following the date of acquisition to finalize the fair values of the acquired assets and assumed liabilities related to the CB acquisition. During this measurement period, Bancorp may record subsequent adjustments to goodwill for provisional amounts recorded at the acquisition date.

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

Core Deposit and Customer List Intangibles

Core deposit and customer relationships intangibles arising from business acquisitions are initially measured at fair value and are then amortized on an accelerated method based on their useful lives. As a result of the CB acquisition, a CDI asset of $13 million was recorded, bringing Bancorp’s total CDI assets to $18 million as of March 31, 2022.

Customer list intangible assets totaling $14 million were also recorded in association with the CB acquisition. Of this total, $12 million related to CB’s WM&T segment and $2 million related to LFA.

Other Assets and Other Liabilities

Other assets increased $25 million, or 29%, to $111 million at March 31, 2022. Other liabilities decreased $4 million, or 4%, to $93 million at March 31, 2022.

The increase in other assets was attributed to the addition of $13 million in MSR assets related to the CB acquisition and an $11 million increase in deferred tax assets driven by the significant market depreciation experienced within the AFS debt securities portfolio for the three months ended March 31, 2022 as a result of rising rates.

The decrease in other liabilities was attributed mainly to the reduction of various accrued liabilities, such as employee incentive compensation and benefits.

As of March 31, 2022, Bancorp did not incur any impairment with respect to its intangible assets or other long-lived assets.

Loans

Composition of loans, net of deferred fees and costs, by primary loan portfolio class follows:

(dollars in thousands)	March 31, 2022	December 31, 2021	$ Variance	% Variance

Commercial real estate - non-owner occupied	$1,397,633	$1,128,244	$269,389	24%
Commercial real estate - owner occupied	803,181	678,405	124,776	18%
Total commercial real estate	2,200,814	1,806,649	394,165	22%

Commercial and industrial - term	669,241	596,710	72,531	12%
Commercial and industrial - term - PPP	71,361	140,734	(69,373)	-49%
Commercial and industrial - lines of credit	414,739	370,312	44,427	12%
Total commercial and industrial	1,155,341	1,107,756	47,585	4%

Residential real estate - owner occupied	492,123	400,695	91,428	23%
Residential real estate - non-owner occupied	297,127	281,018	16,109	6%
Total residential real estate	789,250	681,713	107,537	16%

Construction and land development	346,372	299,206	47,166	16%
Home equity lines of credit	186,024	138,976	47,048	34%
Consumer	135,198	104,294	30,904	30%
Leases	13,952	13,622	330	2%
Credits cards	20,732	17,087	3,645	21%
Total loans (1)	$4,847,683	$4,169,303	$678,380	16%

(1) Total loans are presented inclusive of premiums, discounts, and net loan origination fees and costs.

The composition of loans as of March 31, 2022, net of deferred fees and costs, by primary loan portfolio class and bifurcated between Bancorp’s historic loan portfolio and the loan portfolio acquired through the CB acquisition follows:

	As of March 31, 2022
(dollars in thousands)	Bancorp	CB	Total

Commercial real estate - non-owner occupied	$1,174,125	$223,508	$1,397,633
Commercial real estate - owner occupied	685,696	117,485	803,181
Total commercial real estate	1,859,821	340,993	2,200,814

Commercial and industrial - term	628,367	40,874	669,241
Commercial and industrial - term - PPP	70,603	758	71,361
Commercial and industrial - lines of credit	384,761	29,978	414,739
Total commercial and industrial	1,083,731	71,610	1,155,341

Residential real estate - owner occupied	405,850	86,273	492,123
Residential real estate - non-owner occupied	285,288	11,839	297,127
Total residential real estate	691,138	98,112	789,250

Construction and land development	312,162	34,210	346,372
Home equity lines of credit	135,526	50,498	186,024
Consumer	102,996	32,202	135,198
Leases	13,952	-	13,952
Credits cards	18,290	2,442	20,732
Total loans (1)	$4,217,616	$630,067	$4,847,683

(1) Total loans are presented inclusive of premiums, discounts, and net loan origination fees and costs.

Total loans increased $678 million, or 16%, from December 31, 2021 to March 31, 2022, driven by the addition of $630 million in loans related to acquisition-related expansion and strong organic loan growth, which more than offset a $69 million decline in the PPP loan portfolio.

Excluding the loans acquired through the CB acquisition and the PPP portfolio, loan growth of $118 million, or 3%, was experienced between December 31, 2021 and March 31, 2022, driven largely by increases of $53 million and $46 million in the CRE and C&I portfolios, respectively.

After hitting a pandemic-era low of 36.5% at March 31, 2021, total line of credit utilization has improved significantly, reaching 41.0% at March 31, 2022, led by C&I utilization, which strengthened from 23.9% to 31.6% over that same period, respectively. However, line of credit usage has remained below pre-pandemic levels, as the availability of the more favorable PPP lending facility hurt utilization for much of 2021 and customers continue to maintain elevated levels of liquidity.

PPP loans of $71 million ($73 million gross of unamortized deferred fees and costs) were outstanding at March 31, 2022. Bancorp has $2 million in net unrecognized fees related to the PPP as of March 31, 2022, which will be recognized immediately once the loans are paid off or forgiven by the SBA. While forgiveness activity will continue to impact results, the related fee recognition is becoming less significant as the balance of the overall portfolio shrinks. At March 31, 2022, approximately 92% of the dollars originated through the PPP have been forgiven and approximately 94% of the fee income received in relation to the PPP has been recognized.

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

Bancorp occasionally enters into loan participation agreements with other banks to diversify credit risk. For certain participation loans sold, Bancorp has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their ownership share of the loan without permission from Bancorp. GAAP requires the participated portion of these loans to be recorded as secured borrowings. These participated loans are included in the C&I and CRE loan portfolio segments with a corresponding liability recorded in other liabilities. At both March 31, 2022 and December 31, 2021, the total participated portion of loans of this nature totaled $5 million.

The following table presents the maturity distribution and rate sensitivity of the total loan portfolio as of March 31, 2022:

	Maturity
March 31, 2022 (in thousands)	Within one year	After one but within five years	After five but within fifteen years	Ater fifteen years	Total	% of Total

Total Loans
Fixed rate	$197,147	$1,465,746	$1,042,066	$730,825	$3,435,784	71%
Variable rate	494,923	538,381	328,508	50,087	1,411,899	29%
Total	$692,070	$2,004,127	$1,370,574	$780,912	$4,847,683	100%

In the event where Bancorp structures a loan with a maturity exceeding five years (typically CRE loans), an automatic rate adjustment will typically be set in place at five years from origination date to limit interest rate sensitivity.

Non-performing Loans and Assets

Information summarizing non-performing loans and assets follows:

(dollars in thousands)	March 31, 2022	December 31, 2021

Non-accrual loans	$12,494	$6,712
Troubled debt restructurings	10	12
Loans past due 90 days or more and still accruing	300	684
Total non-performing loans	12,804	7,408

Other real estate owned	7,156	7,212
Total non-performing assets	$19,960	$14,620

Non-performing loans to total loans	0.26%	0.18%
Non-performing loans to total loans (excluding PPP) (1)	0.27%	0.18%
Non-performing assets to total assets	0.26%	0.22%
ACL for loans to total non-performing loans	524%	728%

(1) See the section titled “Non-GAAP Financial Measures” for reconcilement of non-GAAP to GAAP measures.

In total, non-performing assets as of March 31, 2022 were comprised of 138 loans, ranging in individual amounts up to $2 million, one nominal accruing TDR loan and foreclosed real estate held for sale. Foreclosed real estate held at March 31, 2022 included two CRE properties and one residential real estate property. Non-performing loans totaling $6 million were added as a result of the CB acquisition.

The following table presents the recorded investment in non-accrual loans by portfolio:

(in thousands)	March 31, 2022	December 31, 2021

Commercial real estate - non-owner occupied	$1,117	$720
Commercial real estate - owner occupied	3,912	1,748
Total commercial real estate	5,029	2,468

Commercial and industrial - term	3,053	670
Commercial and industrial - PPP	—	—
Commercial and industrial - lines of credit	663	228
Total commercial and industrial	3,716	898

Residential real estate - owner occupied	2,636	1,997
Residential real estate - non-owner occupied	282	293
Total residential real estate	2,918	2,290

Construction and land development	—	—
Home equity lines of credit	481	646
Consumer	350	410
Leases	—	—
Credit cards	—	—
Total non-accrual loans	$12,494	$6,712

As of March 31, 2022, non-accrual loans totaled $12 million. The increase in total non-accrual loans between December 31, 2021 and March 31, 2022 as a result of adding $6 million in non-accrual loans through the CB acquisition.

Delinquent Loans

Delinquent loans (consisting of all loans 30 days or more past due) totaled $11 million at both March 31, 2022 and December 31, 2021. Delinquent loans to total loans were 0.23% and 0.26% at March 31, 2022 and December 31, 2021, respectively. Delinquent loans to total loans (excluding PPP loans) were 0.23% at March 31, 2022 compared to 0.27% at December 31, 2021.

Allowance for Credit Losses on Loans

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

The following table reflects activity in the ACL on loans for the three months ended March 31, 2022:

		Initial
		Allowance	Provision for
(in thousands)	Beginning	on PCD	Credit Losses			Ending
Three Months Ended March 31, 2022	Balance	Loans	on Loans	Charge-offs	Recoveries	Balance

Commercial real estate - non-owner occupied	$15,960	$3,508	$1,140	$-	$12	$20,620
Commercial real estate - owner occupied	9,595	2,121	(411)	-	21	11,326
Total commercial real estate	25,555	5,629	729	-	33	31,946

Commercial and industrial - term	8,577	1,358	567	(113)	719	11,108
Commercial and industrial - lines of credit	4,802	1,874	(132)	(36)	-	6,508
Total commercial and industrial	13,379	3,232	435	(149)	719	17,616

Residential real estate - owner occupied	4,316	590	460	(6)	3	5,363
Residential real estate - non-owner occupied	3,677	-	(319)	-	3	3,361
Total residential real estate	7,993	590	141	(6)	6	8,724

Construction and land development	4,789	419	656	-	-	5,864
Home equity lines of credit	1,044	2	421	-	-	1,467
Consumer	772	78	262	(254)	191	1,049
Leases	204	-	7	-	-	211
Credit cards	162	-	28	-	-	190
Total	$53,898	$9,950	$2,679	$(409)	$949	$67,067

Bancorp’s ACL for loans was $67 million as of March 31, 2022 compared to $54 million as of December 31, 2021. The change in the ACL for loans was driven by a number of competing factors, which resulted in the $13 million, or 24%, increase experienced for the first three months of 2022. Acquisition-related activity was responsible for a total increase to the ACL for loans of $14 million at acquisition date, comprised of a $10 million day one adjustment for specific reserves placed on acquired PCD loans (offset to goodwill) and $4 million of provision for credit loss expense on loans related to the remaining acquired loan portfolio. Partially offsetting the acquisition-related increases was a net reduction of the ACL for loans of $2 million for the first three months of 2022 stemming from an improved unemployment forecast, general improvement in other underlying CECL model factors and strong credit quality metrics. Further, net recoveries totaling $540,000 were recorded for the three months ended March 31, 2022, driven by a $711,000 recovery of a C&I relationship that was fully charged off during the fourth quarter of 2021.

The FRB’s forecast of the Seasonally Adjusted National Civilian Unemployment Rate is the primary loss driver within Bancorp’s CECL model and has continued to improve over the past year. This rate stood at 3.6% as of March 31, 2022 compared to 3.9% at December 31, 2021 and 6.0% at March 31, 2021, supporting the FRB’s improved outlook regarding unemployment. The ACL for loans calculation and resulting credit loss expense is significantly impacted by changes in forecasted economic conditions. Should the forecast for economic conditions change, Bancorp could experience further adjustments in its required ACL for loans credit loss expense.

The following table sets forth the ACL by category of loan (excluding):

	March 31, 2022			December 31, 2021
(dollars in thousands)	Allocated Allowance	% of Total ACL on loans	ACL to Total Loans (1)	Allocated Allowance	% of Total ACL on loans	ACL to Total Loans (1)

Commercial real estate - non-owner occupied	$20,620	31%	1.48%	$15,960	30%	1.41%
Commercial real estate - owner occupied	11,326	17%	1.41%	9,595	18%	1.41%
Total commercial real estate	31,946	48%	1.45%	25,555	48%	1.41%

Commercial and industrial - term (1)	11,108	16%	1.66%	8,577	16%	1.44%
Commercial and industrial - lines of credit	6,508	10%	1.57%	4,802	9%	1.30%
Total commercial and industrial	17,616	26%	1.63%	13,379	25%	1.38%

Residential real estate - owner occupied	5,363	8%	1.09%	4,316	8%	1.08%
Residential real estate - non-owner occupied	3,361	5%	1.13%	3,677	7%	1.31%
Total residential real estate	8,724	13%	1.11%	7,993	15%	1.17%

Construction and land development	5,864	9%	1.69%	4,789	9%	1.60%
Home equity lines of credit	1,467	2%	0.79%	1,044	2%	0.75%
Consumer	1,049	2%	0.78%	772	1%	0.74%
Leases	211	0%	1.51%	204	0%	1.50%
Credit cards	190	0%	0.91%	162	0%	0.95%
Total	$67,067	100%	1.40%	$53,898	100%	1.34%

(1) Excludes the PPP loan portfolio, which was not reserved for based on the underlying 100% SBA guarantee.

The table below details net charge-offs to average loans outstanding by category of loan for the three month periods ended March 31, 2022 and 2021, respectively.

	2022			2021
Three months ended March 31, (dollars in thousands)	Net (charge offs)/ recoveries	Average Loans	Net (charge offs)/ recoveries to average loans	Net (charge offs)/ recoveries	Average Loans	Net (charge offs)/ recoveries to average loans

Commercial real estate - non-owner occupied	$12	$1,225,492	0.00%	$31	$860,339	0.00%
Commercial real estate - owner occupied	21	719,340	0.00%	-	521,230	0.00%
Total commercial real estate	33	1,944,832	0.00%	31	1,381,569	0.00%

Commercial and industrial - term	606	614,645	0.10%	(50)	520,905	-0.01%
Commercial and industrial - term - PPP	-	103,850	0.00%	-	585,168	0.00%
Commercial and industrial - lines of credit	(36)	381,158	-0.01%	-	228,945	0.00%
Total commercial and industrial	570	1,099,653	0.05%	(50)	1,335,018	0.00%

Residential real estate - owner occupied	(3)	433,481	0.00%	(3)	252,420	0.00%
Residential real estate - non-owner occupied	3	280,701	0.00%	2	139,521	0.00%
Total residential real estate	-	714,182	0.00%	(1)	391,941	0.00%

Construction and land development	-	313,441	0.00%	-	288,581	0.00%
Home equity lines of credit	-	157,794	0.00%	-	93,882	0.00%
Consumer	(63)	116,278	-0.05%	14	89,288	0.02%
Leases	-	13,388	0.00%	-	14,541	0.00%
Credit cards	-	18,362	0.00%	-	10,940	0.00%
Total	$540	$4,377,930	0.01%	$(6)	$3,605,760	0.00%

While separate from the ACL for loans and recorded in other liabilities on Bancorp’s consolidated balance sheets, the ACL for off balance sheet credit exposures also experienced an increase between December 31, 2021 and March 31, 2022. As a result of the CB acquisition, the ACL for off balance sheet credit exposures was increased $500,000 (offset to goodwill) at acquisition date. A net benefit was subsequently recorded for provision for credit losses for off balance sheet exposures for the three months ended March 31, 2022, as nearly all applicable loan segments experienced declines in their reserve loss percentage consistent with generally improving model factors and continued improvement in line of credit utilization. The ACL for off balance sheet credit exposures stood at $3.6 million as of March 31, 2022 compared to $3.5 million as of December 31, 2021.

Deposits

(dollars in thousands)	March 31, 2022	December 31, 2021	$ Variance	% Variance

Non-interest bearing demand deposits	$2,089,072	$1,755,754	$333,318	19%

Interest bearing deposits:
Interest bearing demand	2,348,718	2,131,928	216,790	10%
Savings	603,404	415,258	188,146	45%
Money market	1,158,119	1,050,352	107,767	10%

Time deposits of $250 thousand or more	115,604	89,745	25,859	29%
Other time deposits	430,574	344,477	86,097	25%
Total time deposits	546,178	434,222	111,956	26%

Total interest bearing deposits	4,656,419	4,031,760	624,659	15%

Total deposits (1)	$6,745,491	$5,787,514	$957,977	17%

(1)    Includes $21 million and $5 million in brokered deposits as of March 31, 2022 and December 31, 2021, respectively.

The composition of deposits as of March 31, 2022, bifurcated between Bancorp’s legacy deposit portfolio and the deposit portfolio acquired through the CB acquisition, follows:

	As of March 31, 2022
(dollars in thousands)	Legacy	CB	Total

Non-interest bearing demand deposits	$1,802,072	$287,000	$2,089,072

Interest bearing deposits:
Interest bearing demand	1,974,633	374,085	2,348,718
Savings	428,334	175,070	603,404
Money market	1,019,237	138,882	1,158,119

Time deposits of $250 thousand or more	95,860	19,744	115,604
Other time deposits(1)	346,673	83,901	430,574
Total time deposits	442,533	103,645	546,178

Total interest bearing deposits	3,864,737	791,682	4,656,419

Total deposits	$5,666,809	$1,078,682	$6,745,491

Total deposits increased $958 million, or 17%, from December 31, 2021 to March 31, 2022. At acquisition date, deposits totaling $1.12 billion were assumed as a result of the CB acquisition. Excluding the deposits acquired through the CB acquisition, deposits decreased $163 million, or 3%, during the first three months of 2022, attributed mainly anticipated seasonal deposit run-off.

Securities Sold Under Agreements to Repurchase

Information regarding SSUAR follows:

(dollars in thousands)	March 31, 2022	December 31, 2021
Outstanding balance at end of period	$142,146	$75,466
Weighted average interest rate at end of period	0.08%	0.04%

	Three months ended
	March 31,
(dollars in thousands)	2022	2021

Average outstanding balance during the period	$91,082	$46,937
Average interest rate during the period	0.08%	0.04%
Maximum outstanding at any month end during the period	$142,146	$51,681

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

SSUARs increased $67 million, or 88%, between December 31, 2021 and March 31, 2022, as SSUAR totaling $66 million were assumed as part of the CB acquisition. The remaining fluctuation in SSUAR is consistent with the general trend of customers maintaining elevated deposit balances.

Subordinated debentures

As a result of the CB acquisition, Bancorp became the 100% successor owner of the following unconsolidated trust subsidiaries: Commonwealth Statutory Trust III, Commonwealth Statutory Trust IV and Commonwealth Statutory Trust V. The sole assets of the trust subsidiaries represent the proceeds of offerings loaned in exchange for subordinated debentures with similar terms to the TPS. The TPS are treated as part of Tier 1 Capital. The subordinated note and related interest expense are included in Bancorp’s consolidated financial statements. The subordinated notes are currently redeemable at Bancorp’s option on a quarterly basis. As of March 31, 2022, subordinated notes added through the CB acquisition totaled $26 million. Bancorp chose not to redeem the subordinated notes on April 1, 2022.

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

Bancorp’s most liquid assets are comprised of cash and due from banks, FFS and AFS debt securities. FFS and interest bearing deposits totaled $642 million and $899 million at March 31, 2022 and December 31, 2021, respectively. The decrease experienced for the first three months of 2022 is attributed to significant investment in the securities portfolio and strong organic loan growth, which was partially offset by liquidity added through the CB acquisition. FFS normally have overnight maturities while interest-bearing deposits in banks are accessible on demand. These investments are used for general daily liquidity purposes.

The fair value of the AFS debt security portfolio was $1.15 billion and $1.18 billion at March 31, 2022 and December 31, 2021 respectively. The lack of growth in AFS debt security portfolio for the first three months of 2022 is attributed to both classifying securities purchased and acquired during the first quarter as HTM for general capital purposes as well as significant market depreciation experienced on the AFS portfolio since December 31, 2021 due to rising rates. The investment portfolio (HTM and AFS) includes scheduled maturities of $69 million and cash flows on amortizing debt securities of approximately $266 million (based on assumed prepayment speeds as of March 31, 2022) expected over the next twelve months. Combined with FFS and interest bearing deposits from banks, AFS debt securities offer substantial resources to meet either loan growth or reductions in Bancorp’s deposit funding base. Bancorp pledges portions of its investment securities portfolio to secure public funds, cash balances of certain WM&T accounts and SSUAR. At March 31, 2022, total investment securities pledged for these purposes comprised 64% of the debt securities portfolio, leaving approximately $617 million of unpledged debt securities.

Bancorp’s deposit base consists mainly of core deposits, defined as time deposits less than or equal to $250,000, demand, savings, money market deposit accounts and excludes public funds and brokered deposits. At March 31, 2022, such deposits totaled $5.85 billion and represented 87% of Bancorp’s total deposits, as compared with $5.05 billion, or 87% of total deposits at December 31, 2021. Because these core deposits are less volatile and are often tied to other products of Bancorp through long lasting relationships, they do not place undue pressure on liquidity. However, many of Bancorp’s individual depositors are currently maintaining historically high balances. These excess balances may be more sensitive to market rates, with potential decreases possibly straining Bancorp’s liquidity position.

As of March 31, 2022 and December 31, 2021, Bancorp held brokered deposits totaling $21 million and $5 million, respectively, all of which is attributed to deposits added through the acquisition-related activity over the past twelve months.

Included in total deposit balances at March 31, 2022 are $760 million in public funds generally comprised of accounts with local government agencies and public school districts in the markets in which Bancorp operates. At December 31, 2021, public funds deposits totaled $645 million, the increase experienced during the first three months of 2022 being attributed mainly to relationships added through the CB acquisition.

Bancorp is a member of the FHLB of Cincinnati. As a member of the FHLB, Bancorp has access to credit products of the FHLB. Bancorp views these borrowings as a potential low cost alternative to brokered deposits. At March 31, 2022 and December 31, 2021, available credit from the FHLB totaled $1.02 billion and $1.00 billion, respectively. Additionally, Bancorp had unsecured available FFP lines with correspondent banks totaling $100 million and $80 million at March 31, 2022 and December 31, 2021, respectively. In addition, Bancorp had borrowing capacity of $20 million available through an unsecured borrowing line of the holding company.

During the normal course of business, Bancorp enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through Bancorp’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of Bancorp’s liquidity.

Bancorp’s principal source of cash is dividends paid to it as the sole shareholder of the Bank. As discussed in the Footnote titled “Commitments and Contingent Liabilities,” as of January 1st of any year, the Bank may pay dividends in an amount equal to the Bank’s net income of the prior two years less any dividends paid for the same two years. At March 31, 2022, the Bank could pay an amount equal to $22 million in dividends to Bancorp without regulatory approval subject to ongoing capital requirements of the Bank.

Sources and Uses of Cash

Cash flow is provided primarily through financing activities of Bancorp, which include raising deposits and borrowing funds from institutional sources such as advances from FHLB and FFP, as well as scheduled loan repayments and cash flows from debt securities. These funds are primarily used to facilitate investment activities of Bancorp, which include making loans and purchasing securities for the investment portfolio. Another important source of cash is net income of the Bank from operating activities.  For further detail regarding the sources and uses of cash, see the “Consolidated Statements of Cash Flows” in Bancorp’s consolidated financial statements.

Commitments

In the normal course of business, Bancorp is party to activities that contain credit, market and operational risk that are not reflected in whole or in part in Bancorp’s consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments, commitments under operating leases and long-term debt.

Bancorp provides customers with off-balance sheet credit support through loan commitments and standby letters of credit. Unused loan commitments increased $355 million as of March 31, 2022 compared to December 31, 2021, the increase being driven by both the CB acquisition and new lines of credit. Total average line of credit utilization was essentially flat at 41.0% as of March 31, 2022 as compared to 41.2% at December 31, 2021, both representing significant improvement from the pandemic-era low of 36.5% experienced at March 31, 2021. C&I line of credit utilization was 31.6% at March 31, 2022 compared to 31.8% at December 31, 2021 and 23.9% at March 31, 2021.

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

The ACL for off balance sheet credit exposures, which is separate from the ACL for loans and recorded in other liabilities on the consolidated balance sheets, stood at $3.6 million and $3.5 million as of March 31, 2022 and December 31, 2021, respectively. The CB acquisition resulted in a $500,000 increase to the ACL for off balance sheet credit exposures, with the corresponding offset recorded to goodwill (as opposed to provision expense). This increase was partially offset by a $400,000 benefit to provision expense recorded for the three period ended March 31, 2022, as nearly all applicable loan segments experienced declines in their reserve loss percentage consistent with generally improving model factors and improvement in line of credit utilization.

Standby letters of credit are conditional commitments issued by Bancorp to guarantee the performance of a customer to a third party beneficiary. Those guarantees are primarily issued to support commercial transactions. Standby letters of credit generally have maturities of one to two years.

In addition to owned banking facilities, Bancorp has entered into long-term leasing arrangements for certain branch facilities. Bancorp also has required future payments for a non-qualified defined benefit retirement plan, TPS and the maturity of time deposits.

See the footnote titled “Commitments and Contingent Liabilities” for additional detail.

Capital

At March 31, 2022, stockholders’ equity totaled $758 million, representing an increase of $82 million, or 12%, compared to December 31, 2021. The increase for the first three months of 2022 was attributed mainly to stock issued in relation to the CB acquisition, which totaled $134 million. Further, net income of $7.9 million was offset by a $50 million negative change in AOCI and dividends declared during the first quarter of 2022. AOCI consists of net unrealized gains or losses on AFS debt securities and a minimum pension liability, each net of income taxes. AOCI declined $50 million from December 31, 2021 to March 31, 2022, with the fluctuation stemming from the changing interest rate environment and corresponding valuation of the AFS debt securities portfolio. See the “Consolidated Statement of Changes in Stockholders’ Equity” for further detail of changes in equity.

In May 2021, Bancorp’s Board of Directors extended its share repurchase program authorizing the repurchase of up to 1 million shares, or approximately 4% of Bancorp’s total common shares outstanding at the time. The plan, which will expire in May 2023 unless otherwise extended or completed at an earlier date, does not obligate Bancorp to repurchase any specific dollar amount or number of shares prior to the plan’s expiration. Based on economic developments over the past year and the increased importance of capital preservation, no shares were repurchased in 2021, nor the first three months of 2022. Approximately 741,000 shares remain eligible for repurchase under the current repurchase plan.

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

The following table sets forth consolidated Bancorp’s and the Bank’s risk based capital ratios:

	March 31, 2022	December 31, 2021

Total risk-based capital(1)
Consolidated	12.14%	12.79%
Bank	11.34	12.42

Common equity tier 1 risk-based capital(1)
Consolidated	10.66	11.94
Bank	10.31	11.56

Tier 1 risk-based capital(1)
Consolidated	11.12	11.94
Bank	10.31	11.56

Leverage(2)
Consolidated	9.34	8.86
Bank	8.65	8.57

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

Capital ratios as of March 31, 2022 decreased compared December 31, 2021 as a result of substantial average asset and risk-weighted asset growth, driven by both organic and acquisition-related activity. While pressure was placed on risk-based capital and leverage ratios due to this growth, Bancorp continues to exceed the regulatory requirements for all calculations. Bancorp and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB and the FDIC, in addition to the capital conservation buffer.

Banking regulators have categorized the Bank as well-capitalized. To meet the definition of well-capitalized for prompt corrective action requirements, a bank must have a minimum 6.5% Common Equity Tier 1 Risk-Based Capital ratio, 8.0% Tier 1 Risk-Based Capital ratio, 10.0% Total Risk-Based Capital ratio and 5.0% Tier 1 Leverage ratio.

Additionally, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, Bancorp and the Bank must hold a 2.5% capital conservation buffer composed of Common Equity Tier 1 Risk-Based Capital above the minimum risk-based capital requirements for the Common Equity Tier 1 Risk-Based Capital ratio, Tier 1 Risk-Based Capital ratio and Total Risk-Based Capital ratio necessary to be considered adequately-capitalized. At March 31, 2022, the adequately-capitalized minimums, including the capital conservation buffer, were a 6.0% Common Equity Tier 1 Risk-Based Capital ratio, 8.5% Tier 1 Risk-Based Capital ratio and 10.5% Total Risk-Based Capital ratio.

As a result of the CB acquisition, Bancorp became the 100% successor owner of the following unconsolidated trust subsidiaries: Commonwealth Statutory Trust III, Commonwealth Statutory Trust IV and Commonwealth Statutory Trust V. The sole assets of the trust subsidiaries represent the proceeds of offerings loaned in exchange for subordinated debentures with similar terms to the TPS. The TPS are treated as part of Tier 1 Capital. The subordinated note and related interest expense are included in Bancorp’s consolidated financial statements. The subordinated notes are currently redeemable at Bancorp’s option on a quarterly basis. As of March 31, 2022, subordinated notes added through the CB acquisition totaled $26 million. Bancorp chose not to redeem the subordinated notes on April 1, 2022.

Further, Bancorp had borrowing capacity of $20 million available through an unsecured borrowing line of the holding company as of March 31, 2022, which was added during the first quarter to allow capital flexibility at the Bank level.

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

Non-GAAP Financial Measures

The following table provides a reconciliation of total stockholders’ equity in accordance with GAAP to tangible stockholders’ equity (TCE), a non-GAAP disclosure. Bancorp provides the TCE per share, a non-GAAP measure, in addition to those defined by banking regulators, based on its widespread use by investors as a means to evaluate capital adequacy:

(dollars in thousands, except per share data)	March 31, 2022	December 31, 2021

Total stockholders' equity - GAAP (a)	$758,143	$675,869
Less: Goodwill	(202,524)	(135,830)
Less: Core deposit and other intangibles	(31,968)	(5,596)
Tangible common equity - Non-GAAP (c)	$523,651	$534,443

Total assets - GAAP (b)	$7,777,152	$6,646,025
Less: Goodwill	(202,524)	(135,830)
Less: Core deposit and other intangibles	(31,968)	(5,596)
Tangible assets - Non-GAAP (d)	$7,542,660	$6,504,599

Total stockholders' equity to total assets - GAAP (a/b)	9.75%	10.17%
Tangible common equity to tangible assets - Non-GAAP (c/d)	6.94%	8.22%

Total shares outstanding (e)	29,220	26,596

Book value per share - GAAP (a/e)	$25.95	$25.41
Tangible common equity per share - Non-GAAP (c/e)	17.92	20.09

The general decline between December 31, 2021 and March 31, 2022 for the ratios displayed in the table above is attributed largely to unrealized losses within the AFS debt securities portfolio stemming from the significant increase in interest rates during the first quarter, which drove a $50 million decline in AOCI and as a result, a decline in stockholders equity. Further, acquisition-related growth served to increase goodwill and total assets, which also contributed to lower ratios.

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

(dollars in thousands)	March 31, 2022	December 31, 2021

Total loans - GAAP (a)	$4,847,683	$4,169,303
Less: PPP loans	(71,361)	(140,734)
Total non-PPP loans - Non-GAAP (b)	$4,776,322	$4,028,569

ACL on loans (c)	$67,067	$53,898
Non-performing loans (d)	12,804	7,408
Delinquent loans (e)	11,167	11,036

ACL on loans to total loans - GAAP (c/a)	1.38%	1.29%
ACL on loans to total loans - Non-GAAP (c/b)	1.40%	1.34%

Non-performing loans to total loans - GAAP (d/a)	0.26%	0.18%
Non-performing loans to total loans - Non-GAAP (d/b)	0.27%	0.18%

Delinquent loans to total loans - GAAP (e/a)	0.23%	0.26%
Delinquent loans to total loans - Non-GAAP (e/b)	0.23%	0.27%

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

	Three months ended March 31,
(dollars in thousands)	2022	2021

Total non-interest expenses - GAAP (a)	$56,297	$24,973
Less: Non-recurring merger expenses	(19,500)	(400)
Less: Amortization of investments in tax credit partnerships	(88)	(31)
Total non-interest expenses - Non-GAAP (c)	$36,709	$24,542

Total net interest income, FTE	$48,944	$37,874
Total non-interest income	19,203	13,844
Less: Gain/loss on sale of securities	—	—
Total revenue - GAAP (b)	$68,147	$51,718

Efficiency ratio - GAAP (a/b)	82.61%	48.29%
Efficiency ratio - Non-GAAP (c/b)	53.87%	47.45%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

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

Bancorp and the Bank are defendants in various legal proceedings that arise in the ordinary course of business. There is no such proceeding pending or, to the knowledge of management, threatened in which an adverse decision could result in a material adverse change in the business or consolidated financial position of Bancorp or the Bank.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table shows information relating to the repurchase of shares of common stock by Bancorp during the three months ended March 31, 2022.

	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Average price paid per share	Maximum number of shares that may yet be purchased under the lans or programs

January 1 - January 31	5,070	$63.31	—	$—
February 1 - February 28	9,290	58.63	—	—
March 1 - March 31	29,018	53.14	—	—
Total	43,378	$55.50	—	$—	741,196

(1)	Shares repurchased during the three-month period ended March 31, 2022 represent shares withheld to pay taxes due.

Effective May 22, 2019, Bancorp’s Board of Directors approved a share repurchase program authorizing the repurchase of 1 million shares, or approximately 4% of Bancorp’s total common shares outstanding at the time. Stock repurchases are expected to be made from time to time on the open market or in privately negotiated transactions, subject to applicable securities laws. The plan, which was extended in May 2021 and will expire in May 2023 unless otherwise extended or completed at an earlier date, does not obligate the Company to repurchase any specific dollar amount or number of shares prior to the plan’s expiration. No shares were repurchased in 2021, nor through the first three months of 2022. Management does not intend to resume repurchasing in the near-term. Approximately 741,000 shares remain eligible for repurchase.

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

101

The following materials from Stock Yards Bancorp Inc.’s Form 10-Q Report for the quarterly period ended March 31, 2022 formatted in inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from Stock Yards Bancorp Inc.’s Form 10-Q Report for the quarterly period ended March 31, 2022 formatted in inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STOCK YARDS BANCORP, INC. (Registrant)

Date: May 6, 2022	By:	/s/ James A. Hillebrand
James A. Hillebrand Chairman and CEO (Principal Executive Officer)

Date: May 6, 2022		/s/ T. Clay Stinnett
T. Clay Stinnett EVP, Treasurer and CFO (Principal Financial Officer)