Form 10-Q
period 2022-06-30
Stock Yards Bancorp, Inc.
filed 2022-08-05
CIK 835324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

or

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

The number of shares outstanding of the registrant’s Common Stock, no par value, as of July 31, 2022, was 29,243,504.

GLOSSARY OF ABBREVIATIONS AND ACRONYMS

The acronyms and abbreviations identified in alphabetical order below are used throughout this Report on Form 10-Q:

Acronym or Term	Definition	Acronym or Term	Definition	Acronym or Term	Definition
ACH	Automatic Clearing House	EPS	Earnings Per Share	NCI	Non-controlling interest
AFS	Available for Sale	ETR	Effective Tax Rate	NIM	Net Interest Margin (FTE)
APIC	Additional paid-in capital	EVP	Executive Vice President	NPV	Net Present Value
ACL	Allowance for Credit Losses	FASB	Financial Accounting Standards Board	Net Interest Spread	Net Interest Spread (FTE)
AOCI	Accumulated Other Comprehensive Income	FDIC	Federal Deposit Insurance Corporation	NM	Not Meaningful
ASC	Accounting Standards Codification	FFP	Federal Funds Purchased	OAEM	Other Assets Especially Mentioned
ASU	Accounting Standards Update	FFS	Federal Funds Sold	OREO	Other Real Estate Owned
ATM	Automated Teller Machine	FFTR	Federal Funds Target Rate	PPP	SBA Paycheck Protection Program
AUM	Assets Under Management	FHA	Federal Housing Authority	PV	Present Value
Bancorp / the Company	Stock Yards Bancorp, Inc.	FHC	Financial Holding Company	PCD	Purchased Credit Deteriorated
Bank / SYB	Stock Yards Bank & Trust Company	FHLB	Federal Home Loan Bank of Cincinnati	Prime	The Wall Street Journal Prime Interest Rate
BOLI	Bank Owned Life Insurance	FHLMC	Federal Home Loan Mortgage Corporation	Provision	Provision for Credit Losses
BP	Basis Point - 1/100th of one percent	FICA	Federal Insurance Contributions Act	PSU	Performance Stock Unit
C&D	Construction and Development	FNMA	Federal National Mortgage Association	ROA	Return on Average Assets
Captive	SYB Insurance Company, Inc.	FRB	Federal Reserve Bank	ROE	Return on Average Equity
CARES Act	Coronavirus Aid, Relief and Economic Security Act	FTE	Fully Tax Equivalent	RSA	Restricted Stock Award
C&I	Commercial and Industrial	GAAP	United States Generally Accepted Accounting Principles	RSU	Restricted Stock Unit
CB	Commonwealth Bancshares, Inc. and Commonwealth Bank & Trust Company	GLBA	Gramm-Leach-Bliley Act	SAB	Staff Accounting Bulletin
CD	Certificate of Deposit	GNMA	Government National Mortgage Association	SAR	Stock Appreciation Right
CDI	Core Deposit Intangible	HELOC	Home Equity Line of Credit	SBA	Small Business Administration
CECL	Current Expected Credit Loss (ASC-326)	HTM	Held to Maturity	SEC	Securities and Exchange Commission
CEO	Chief Executive Officer	ITM	Interactive Teller Machine	SOFR	Secured Overnight Financing Right
CFO	Chief Financial Officer	KB	Kentucky Bancshares, Inc. and Kentucky Bank	SSUAR	Securities Sold Under Agreements to Repurchase
CLI	Customer list intangible	KSB	King Bancorp, Inc. and King Southern Bank	SVP	Senior Vice President
COVID-19	Coronavirus Disease - 2019	LFA	Landmark Financial Advisors, LLC	TBA	To Be Annouced
CRA	Community Reinvestment Act	LIBOR	London Interbank Offered Rate	TBOC	The Bank Oldham County
CRE	Commercial Real Estate	Loans	Loans and Leases	TCE	Tangible Common Equity
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act	MBS	Mortgage Backed Securities	TDR	Troubled Debt Restructuring
DTA	Deferred Tax Asset	MSA	Metropolitan Statistical Area	TPS	Trust Preferred Securities
DTL	Deferred Tax Liability	MSRs	Mortgage Servicing Rights	VA	U.S. Department of Veterans Affairs
DCF	Discounted Cash Flow	NASDAQ	The NASDAQ Stock Market, LLC	WM&T	Wealth Management and Trust

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2022 (unaudited) and December 31, 2021 (in thousands, except share data)

	June 30,	December 31,
	2022	2021
Assets
Cash and due from banks	$88,422	$62,304
Federal funds sold and interest bearing due from banks	485,447	898,888
Total cash and cash equivalents	573,869	961,192

Mortgage loans held for sale, at fair value	10,045	8,614
Available for sale debt securities (amortized cost of $1,254,650 in 2022 and $1,190,379 in 2021, respectively)	1,140,039	1,180,298
Held to maturity debt securities (fair value of $460,846 in 2022 and $0 in 2021, respectively)	485,449	—
Federal Home Loan Bank stock, at cost	13,811	9,376
Loans	4,877,324	4,169,303
Allowance for credit losses on loans	66,362	53,898
Net loans	4,810,962	4,115,405

Premises and equipment, net	119,462	76,894
Bank owned life insurance	53,609	53,073
Accrued interest receivable	17,056	13,745
Goodwill	202,524	135,830
Core deposit intangibles	16,870	5,596
Customer list intangibles	13,487	—
Other assets	125,922	86,002
Total assets	$7,583,105	$6,646,025

Liabilities
Deposits:
Non-interest bearing	$2,121,304	$1,755,754
Interest bearing	4,427,826	4,031,760
Total deposits	6,549,130	5,787,514

Securities sold under agreements to repurchase	161,512	75,466
Federal funds purchased	8,771	10,374
Subordinated debentures	26,144	—
Accrued interest payable	277	300
Other liabilities	87,110	96,502
Total liabilities	6,832,944	5,970,156

Commitments and contingent liabilities (Footnote 12)

Stockholders’ equity

Preferred stock, no par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value. Authorized 40,000,000 shares; issued and outstanding 29,243,000 and 26,596,000 shares in 2022 and 2021, respectively	58,315	49,501
Additional paid-in capital	374,878	243,107
Retained earnings	401,275	391,201
Accumulated other comprehensive loss	(87,337)	(7,940)
Total stockholders’ equity	747,131	675,869
Non-controlling interest	3,030	—
Total equity	750,161	675,869
Total liabilities and equity	$7,583,105	$6,646,025

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

For the three and six months ended June 30, 2022 and 2021 (in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Interest income
Loans, including fees	$50,612	$40,095	$95,355	$77,095
Federal funds sold and interest bearing due from banks	1,113	84	1,395	150
Mortgage loans held for sale	50	58	74	122
Federal Home Loan Bank stock	102	64	156	121
Investment securities:
Taxable	6,805	2,744	11,485	5,039
Tax-exempt	426	57	627	93
Total interest income	59,108	43,102	109,092	82,620
Interest expense
Deposits	1,770	1,435	2,941	2,945
Securities sold under agreements to repurchase	57	5	74	10
Federal funds purchased and other short-term borrowings	19	4	22	6
Subordinated debentures	278	—	311	—
Federal Home Loan Bank advances	—	74	—	250
Total interest expense	2,124	1,518	3,348	3,211
Net interest income	56,984	41,584	105,744	79,409
Provision for credit losses	(200)	4,147	2,079	2,672
Net interest income after credit loss expense	57,184	37,437	103,665	76,737
Non-interest income
Wealth management and trust services	9,495	6,858	17,738	13,106
Deposit service charges	2,061	1,233	3,924	2,177
Debit and credit card income	4,748	3,284	8,867	5,557
Treasury management fees	2,187	1,730	4,091	3,270
Mortgage banking income	1,295	1,303	2,298	2,747
Net investment product sales commissions and fees	731	545	1,338	1,009
Bank owned life insurance	270	206	536	367
Other	1,153	629	2,351	1,399
Total non-interest income	21,940	15,788	41,143	29,632
Non-interest expenses
Compensation	22,204	15,680	40,173	28,507
Employee benefits	4,429	3,367	8,968	6,628
Net occupancy and equipment	3,663	2,244	6,688	4,289
Technology and communication	3,984	2,670	7,403	5,016
Debit and credit card processing	1,665	976	3,002	1,681
Marketing and business development	1,445	822	2,217	1,346
Postage, printing and supplies	825	460	1,558	869
Legal and professional	1,027	666	1,677	1,128
FDIC insurance	536	349	1,181	754
Amortization of investments in tax credit partnerships	89	231	177	262
Capital and deposit based taxes	582	527	1,100	985
Merger expenses	—	18,100	19,500	18,500
Federal Home Loan Bank early termination penalty	—	474	—	474
Intangible amortization	1,611	127	2,324	204
Other	2,615	1,484	5,004	2,507
Total non-interest expenses	44,675	48,177	100,972	73,150
Income before income tax expense	34,449	5,048	43,836	33,219
Income tax expense	7,547	864	8,992	6,325
Net income	26,902	4,184	34,844	26,894
Less income attributed to non-controlling interest	108	—	144	—
Net Income available to stockholders	$26,794	$4,184	$34,700	$26,894
Net income per common share, basic	$0.92	$0.17	$1.23	$1.14
Net income per common share, diluted	$0.91	$0.17	$1.22	$1.13
Weighted average outstanding shares
Basic	29,131	24,140	28,186	23,489
Diluted	29,346	24,379	28,421	23,731

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

For the three and six months ended June 30, 2022 and 2021 (in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$26,902	$4,184	$34,844	$26,894
Other comprehensive income (loss):
Change in unrealized gain (loss) on AFS debt securities	(39,151)	6,349	(104,530)	(9,218)
Change in fair value of derivatives used in cash flow hedge	—	40	—	83
Total other comprehensive income (loss), before income tax effect	(39,151)	6,389	(104,530)	(9,135)
Tax effect	(9,413)	1,549	(25,133)	(2,184)
Total other comprehensive income (loss), net of tax	(29,738)	4,840	(79,397)	(6,951)
Comprehensive income (loss)	(2,836)	9,024	(44,553)	19,943
Less comprehensive income attributed to non-controlling interest	108	—	144	—
Comprehensive income (loss) available to stockholders	$(2,944)	$9,024	$(44,697)	$19,943

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

For the three and six months ended June 30, 2022 and 2021 (in thousands, except per share data)

					Accumulated
	Common stock		Additional		other	Total
	Shares		paid-in	Retained	comprehensive	stockholders'	Non-controlling	Total
	outstanding	Amount	capital	earnings	loss	equity	interest	equity

Balance, January 1, 2022	26,596	$49,501	$243,107	$391,201	$(7,940)	$675,869	$-	$675,869

Activity for three months ended March 31, 2022:
Net income	—	—	—	7,906	—	7,906	36	7,942
Other comprehensive loss	—	—	—	—	(49,659)	(49,659)	—	(49,659)
Stock compensation expense	—	—	991	—	—	991	—	991
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations	65	216	3,451	(6,011)	—	(2,344)	—	(2,344)
Stock issued for Commonwealth acquisition	2,564	8,539	125,286	—	—	133,825	—	133,825
Non-controlling interest of acquired entity	—	—	—	—	—	—	3,094	3,094
Cash dividends declared, $0.28 per share	—	—	—	(8,172)	—	(8,172)	—	(8,172)
Shares cancelled	(5)	(18)	(280)	25	—	(273)	—	(273)
Distributions to non-controlling interest	—	—	—	—	—	—	(53)	(53)
Balance, March 31, 2022	29,220	$58,238	$372,555	$384,949	$(57,599)	$758,143	$3,077	$761,220

Activity for three months ended June 30, 2022:
Net income	—	—	—	26,794	—	26,794	108	26,902
Other comprehensive loss	—	—	—	—	(29,738)	(29,738)	—	(29,738)
Stock compensation expense	—	—	1,057	—	—	1,057	—	1,057
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations	26	85	1,365	(2,394)	—	(944)	—	(944)
Cash dividends declared, $0.28 per share	—	—	—	(8,183)	—	(8,183)	—	(8,183)
Shares cancelled	(3)	(8)	(99)	109	—	2	—	2
Distributions to non-controlling interest	—	—	—	—	—	—	(155)	(155)
Balance, June 30, 2022	29,243	$58,315	$374,878	$401,275	$(87,337)	$747,131	$3,030	$750,161

(continued)

					Accumulated
	Common stock		Additional		other	Total
	Shares		paid-in	Retained	comprehensive	stockholders'
	outstanding	Amount	capital	earnings	income	Total

Balance, January 1, 2021	22,692	$36,500	$41,886	$353,574	$8,741	$440,701

Activity for three months ended March 31, 2021:
Net income	—	—	—	22,710	—	22,710
Other comprehensive loss	—	—	—	—	(11,791)	(11,791)
Stock compensation expense	—	—	849	—	—	849
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations	89	296	4,144	(7,533)	—	(3,093)
Cash dividends declared, $0.27 per share	—	—	—	(6,144)	—	(6,144)
Balance, March 31, 2021	22,781	$36,796	$46,879	$362,607	$(3,050)	$443,232

Activity for three months ended June 30, 2021:
Net income	—	—	—	4,184	—	4,184
Other comprehensive income	—	—	—	—	4,840	4,840
Stock compensation expense	—	—	1,414	—	—	1,414
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations	—	(2)	(26)	(45)	—	(73)
Stock issued for KB acquisition	3,808	12,682	191,988	—	—	204,670
Cash dividends declared, $0.27 per share	—	—	—	(7,178)	—	(7,178)
Shares cancelled	(1)	(5)	(55)	60	—	—
Balance, June 30, 2021	26,588	$49,471	$240,200	$359,628	$1,790	$651,089

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

For the six months ended June 30, 2022 and 2021 (in thousands)

	2022	2021
Cash flows from operating activities:
Net income	$34,844	$26,894
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,079	2,672
Depreciation, amortization and accretion, net	10,031	4,888
Deferred income tax expense	4,771	2,307
Gain on sale of mortgage loans held for sale	(504)	(2,118)
Origination of mortgage loans held for sale	(79,643)	(119,431)
Proceeds from sale of mortgage loans held for sale	82,275	141,747
Bank owned life insurance income	(536)	(367)
Loss on the disposal of premises and equipment	28	41
Gain on the sale of other real estate owned	—	(47)
Stock compensation expense	2,048	2,263
Excess tax benefit from share-based compensation arrangements	(1,112)	(1,150)
Net change in accrued interest receivable and other assets	(4,747)	(4,420)
Net change in accrued interest payable and other liabilities	(27,776)	(6,105)
Net cash provided by operating activities	21,758	47,174
Cash flows from investing activities:
Purchases of available for sale debt securities	(85,659)	(204,228)
Proceeds from sales of acquired available for sale debt securities	2,111	91,094
Proceeds from maturities and paydowns of available for sale debt securities	78,409	80,122
Purchases of held to maturity debt securities	(459,183)	—
Proceeds from maturities and paydowns of held to maturity debt securities	159,119	—
Proceeds from redemption of Federal Home Loan Bank stock	—	3,881
Net change in non-PPP loans	(180,130)	(158,253)
Net change in PPP loans	103,967	235,864
Purchases of premises and equipment	(13,563)	(1,752)
Other investment activities	—	(3,965)
Proceeds from sales of other real estate owned	56	261
Cash from acquisition, net of cash paid	349,456	24,981
Net cash provided by (used in) investing activities	(45,417)	68,005
Cash flows from financing activities:
Net change in deposits	(358,526)	232,255
Net change in securities sold under agreements to repurchase and federal funds purchased	18,223	4,086
Proceeds from Federal Home Loan Bank advances	—	20,000
Repayments of Federal Home Loan Bank advances	—	(132,745)
Repayment of acquired line of credit	(3,200)	—
Share repurchases related to compensation plans	(3,559)	(3,166)
Cash disbursements to non-controlling interest	(208)	—
Cash dividends paid	(16,394)	(13,361)
Net cash (used in) provided by financing activities	(363,664)	107,069
Net change in cash and cash equivalents	(387,323)	222,248
Beginning cash and cash equivalents	961,192	317,945
Ending cash and cash equivalents	$573,869	$540,193

(continued)

(continued)

For the six months ended June 30,
Supplemental cash flow information:	2022	2021
Interest paid	$2,147	$2,971
Income taxes paid, net of refunds	7,989	13,359
Cash paid for operating lease liabilities	1,800	1,190
Supplemental non-cash activity:
Unfunded commitments in tax credit investments	$6,907	$5,766
Due to broker	—	1,985
Dividends payable to stockholders	182	175
Loans transferred to OREO	445	30

Liabilities assumed in conjunction with acquisition:
Fair value of assets acquired	$1,403,509	$1,389,327
Consideration paid in acquisition	30,994	28,276
Common stock issued in acquisition	133,825	204,670
Non-controlling interest of acquired entity	3,094	—
Total consideration paid	167,913	232,946
Liabilities assumed	$1,235,596	$1,156,381

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

The Captive, a wholly owned subsidiary of the Company, is a Nevada-based captive insurance company that provides insurance against certain risks unique to operations of the Company and its subsidiaries for which insurance may not be currently available or economically feasible in today’s insurance marketplace. The Captive pools resources with several other similar insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves. The Captive is subject to regulations of the State of Nevada and undergoes periodic examinations by the Nevada Division of Insurance. It has elected to be taxed under Section 831(b) of the Internal Revenue Code. Pursuant to Section 831(b), if gross premiums do not exceed $2,450,000, then the Captive is taxable solely on its investment income. The Captive is included in the Company’s consolidated financial statements and its federal income tax return.

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

Also as a result of its acquisition of Commonwealth Bancshares, Inc., Bancorp acquired a 60% interest in Landmark Financial Advisors, LLC (“LFA”), which is based in Bowling Green, Kentucky and provides wealth management services. LFA is consolidated into the Company. The non-controlling interest within the consolidated financial statements represents the interest in LFA not owned by Bancorp.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Intercompany transactions have been eliminated. These condensed consolidated financial statements should be read in conjunction with Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2021. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

Bancorp’s accounting policies are fundamental to understanding management’s discussion and analysis of our results of operations and financial condition. At June 30, 2022 and December 31, 2021, the accounting policies considered the most critical in preparing Bancorp’s consolidated financial statements are the determination of the ACL on loans and goodwill.

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

Bancorp has made a policy election to exclude accrued interest from the amortized cost basis of debt securities and reports accrued interest separately in the consolidated balance sheets. A debt security is placed on non-accrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on non-accrual is reversed against interest income. There was no accrued interest related to debt securities reversed against interest income for the three and six month periods ended June 30, 2022 and 2021.

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

In evaluating AFS debt securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, Bancorp considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition, among other factors. There were no credit related factors underlying unrealized losses on AFS debt securities at June 30, 2022 and December 31, 2021.

Changes in the ACL for AFS debt securities are recorded as expense. Losses are charged against the ACL for AFS debt securities when management believes the uncollectability of an AFS debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

ACL – HTM Debt Securities – Bancorp measures expected credit losses on HTM debt securities on a collective basis by major security type. Accrued interest receivable on HTM debt securities totaled $2 million and $0 as of June 30, 2022 and December 31, 2021, respectively and is excluded from the ACL on HTM securities. The estimate of the ACL for HTM securities considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. As of both June 30, 2022 and December 31, 2021, no ACL for HTM securities was recorded.

Mortgage Loans Held for Sale and Mortgage Banking Activities – Effective March 31, 2022, Bancorp elected to begin carrying mortgages originated and intended for sale in the secondary at fair value, as determined by outstanding commitments from investors. Mortgage loans held for sale prior to March 31, 2022 were carried at the lower of cost or market value. Net gains on mortgage loans held for sale are recorded as a component of Mortgage banking income and represent the difference between the selling price and the carrying value of the loans sold. Substantially all of the gains or losses on the sale of loans are reported in earnings when the interest rates on loans are locked.

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

Loans are considered past due or delinquent when the contractual principal and/or interest due in accordance with the terms of the loan agreement or any portion thereof remains unpaid after the due date of the scheduled payment. The accrual of interest income on loans is typically discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection, or if full collection of interest or principal becomes doubtful. Consumer loans are typically charged off no later than 120 days past due. All interest accrued but not received for a loan placed on non-accrual is reversed against interest income. Interest received on such loans is accounted for on the cost-recovery method, until qualifying for return to accrual. Under the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Commercial and Industrial – Represents loans for C&I purposes to sole proprietorships, partnerships, corporations and other business enterprises, whether secured (other than those that meet the definition of a “loan secured by real estate”) or unsecured, single payment or installment. This category includes loans originated for financing capital expenditures, loans secured by accounts receivable, inventory and other business assets such as equipment in addition to non-real estate loans guaranteed by the SBA. Bancorp originates these loans for a variety of purposes across various industries. This portfolio has been segregated between term loans and revolving lines of credits based on the varied characteristics of these individual loan structures.

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

With regard to the DCF model and the adoption of CECL effective January 1, 2020, management determined that four quarters represented a reasonable and supportable forecast period with reversion back to a historical loss rate over eight quarters on a straight-line basis. However, in response to uncertainty surrounding the magnitude and duration of the economic crisis created by the pandemic, management subsequently determined that a one-quarter forecast period with a reversion back to a historical loss rate in the following quarter was appropriate for the calculation performed at March 31, 2020. For the calculation performed at June 30, 2020, management elected to return to the four quarter forecast period with reversion back to a historical loss rate in the following quarter, which was the methodology used for all subsequent calculations through June 30, 2021. Beginning with the calculation performed as of September 30, 2021, management concluded that increasing the reversion period back to a historical loss rate over four quarters on a straight line basis was warranted, as both current and forecasted unemployment levels had become more normal.

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

Currently, goodwill recorded on Bancorp’s consolidated balance sheets is attributed mainly to the Commercial Banking segment, while a portion is also attributed to the WM&T segment. Goodwill related to the KSB acquisition is deductible for tax purposes, as it was structured as an asset sale/338 election. Goodwill related to the CB and KB acquisitions is not deductible for tax purposes, as both were structured as stock sales. Based on its assessment, Bancorp believes its goodwill balances at June 30, 2022 and December 31, 2021 were not impaired and are properly recorded in the consolidated financial statements.

Other intangible assets consist of CDI and CLI assets arising from business acquisitions. The CDI and CLI assets represent customer relationships associated with acquired deposit portfolios and WM&T businesses, respectively. CDI and CLI assets are initially measured at fair value and then amortized on an accelerated method over their estimated useful lives.

Other Assets – BOLI and other life insurance policies are carried at net realizable value, which considers applicable surrender charges. Bancorp also maintains life insurance policies in conjunction with its non-qualified defined benefit and non-qualified compensation plans.

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

Bancorp had no fair value hedging relationships at June 30, 2022 and December 31, 2021. Bancorp does not use derivatives for trading or speculative purposes. See the Footnote titled “Derivative Financial Instruments” for additional discussion.

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

Restrictions on Cash and Cash Equivalents – Bancorp has historically been required by the FRB to maintain average reserve balances. Effective March 26, 2020, the FRB reduced the reserve requirement ratio to 0% in response to the COVID-19 pandemic, eliminating reserve requirements for all depository institutions. The reserve requirement ratio remained at 0% as of June 30, 2022.

The Company’s captive maintains cash reserves to cover insurable claims. Reserves totaled $200,000 as of June 30, 2022.

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

Revenue from Contracts with Customers –The majority of Bancorp’s revenue comes from interest income and other sources, including loans, leases, securities, and derivatives, which are not subject to ASC 606. Bancorp’s services that fall within the scope of ASC 606 are presented within non-interest income and are recognized as revenue as Bancorp satisfies its obligation to its customer.

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

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security should not be considered in measuring fair value. It also requires the following disclosures for equity securities subject to contractual sale restrictions: 1) the fair value of the equity security subject to contractual sale restrictions reflected in the balance sheet; 2) the natures and remaining duration of the restriction(s); and 3) the circumstances that could cause a lapse in the restriction(s). ASU 2022-03 is effective for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted. The guidance should be applied prospectively. ASU 2022-03 is not expected to have a material impact on our consolidated financial statements.

In March 2022, the FASB issued ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 eliminates the accounting guidance for TDRs in ASC 310-40, “Receivables – Troubled Debt Restructurings by Creditors” for entities that have adopted the CECL model introduced by ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2022-02 also requires that public business entities disclose current-period gross charge offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, “Financial Instruments – Credit Losses – Measured at Amortized Cost.” The new guidance will not have a material impact on the consolidated financial statements.

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

(2)	Bank Acquisitions

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

	As Recorded	Fair Value		Provisional Period	As Recorded
(in thousands)	By CB	Adjustments (1)		Adjustments (1)	by Bancorp
Assets aquired:
Cash and due from banks	$380,450	$—		$—	$380,450
Mortgage loans held for sale	3,559	—		—	3,559
Available for sale debt securities (2)	247,209	(416)	a	—	246,793
Federal Home Loan Bank stock, at cost	4,436	—		—	4,436
Loans	645,551	(13,147)	b	—	632,404
Allowance for credits losses on loans	(16,102)	6,152	c	—	(9,950)
Net loans	629,449	(6,995)		—	622,454
Premises and equipment, net	28,784	4,009	d	—	32,793
Accrued interest receivable	1,973	—		—	1,973
Goodwill	5,412	(5,412)	e	—	—
Core deposit intangible	—	12,724	f	—	12,724
Customer list intangibles	—	14,360	g	—	14,360
Mortgage servicing rights	9,387	3,289	h	—	12,676
Deferred income taxes, net	—	(3,727)	i	—	(3,727)
Other assets	9,389	(1,065)	j	—	8,324
Total assets acquired	$1,320,048	$16,767		$-	$1,336,815

Liabilities assumed:
Deposits:
Non-interest bearing	$302,098	$—		$—	$302,098
Interest bearing	818,334	371	k	—	818,705
Total deposits	1,120,432	371		—	1,120,803
Securities sold under agreements to repurchase	66,220	—		—	66,220
Subordinated debentures	26,806	(794)	l	—	26,012
Line of credit	3,200	—		—	3,200
Accrued interest payable	243	—		—	243
Other liabilities	17,822	1,296	m	—	19,118
Total liabilities assumed	1,234,723	873		—	1,235,596
Net assets acquired	$85,325	$15,894		$-	$101,219

Consideration for common stock					$133,825
Cash consideration paid					30,994
Noncontrolling interest of acquired entity					3,094
Total consideration					$167,913

Goodwill					$66,694

(1)	See the following page for explanations for individual fair value and provisional period adjustments (if applicable).

(2)	As of acquisition date, securities with a fair value of $162 million were classified by Bancorp as HTM.

Explanation of fair value adjustments:

a.	Adjustment to investment securities based on Bancorp’s evaluation of the acquired portfolio.

b.	Adjustments to loans to reflect estimated fair value adjustments, including the following:

(in thousands)

Fair value adjustment - acquired non PCD loans	$(9,216)
Fair value adjustment - acquired PCD loans	(4,094)
Eliminate unrecognized loan fees on acquired loans and fair value hedge	163
Net loan fair value adjustments	$(13,147)

c.	The net adjustment to allowance for credit losses includes the following:

(in thousands)

Reversal of historical CB allowance for credit losses on loans	$(16,102)
Estimate of lifetime credit losses for PCD loans	9,950
Net change in allowance for credit losses	$(6,152)

d.

Adjustment to premises and equipment to reflect the estimated fair value of acquired premises and equipment and right of use assets. Bancorp expects to make provisional period adjustments to premises and equipment during the third quarter of 2022 based on the sale of acquired buildings.

e.	Elimination of the historical CB goodwill.

f.	Calculation of CDI related to the acquisition.

g.	Calculation of CLI related to the acquisition.

h.	Adjustment to reflect the estimated fair value of MSRs.

i.	Adjustment to net DTAs associated with the effects of the purchase accounting adjustments.

j.	Adjustment to other assets to reflect the estimated fair value of prepaid and other assets.

k.	Adjustment to deposits to reflect the estimated fair value of time deposits in interest rates, which was based on an analysis of market interest rates and maturity dates at the time of acquisition.

l.

Adjustment to reflect the estimated fair value of subordinated debentures for differences in interest rates, which was based primarily on an analysis of market interest rates and maturity dates at the time of acquisition.

m.	Adjustment to other liabilities to establish the reserve for unfunded loan commitments under CECL, operating lease liabilities and various accrual adjustments.

Goodwill of approximately $67 million, which is the excess of the acquisition consideration over the fair value of net assets acquired, was recorded in the CB acquisition and is the result of expected operational synergies and other factors. This goodwill is attributable to the Company’s Commercial Banking and Wealth Management & Trust segments. Goodwill related to the CB acquisition is not deductible for tax purposes, as the transaction was structured as stock sale. To the extent that management revises any of the above fair value adjustments as a result of its continuing evaluation, the amount of goodwill recorded in the CB acquisition will change.

Loans acquired that were not subject to guidance relating to PCD loans include loans with a fair value and gross contractual amounts receivable of $540 million and $549 million at the date of acquisition.

Total revenue, defined as net interest income and non-interest income, attributed to CB totaled approximately $11.7 million and $14.9 million for the three and six months ended June 30, 2022, respectively.

The following unaudited pro forma condensed combined financial information presents the results of operations of Bancorp, including the effects of the purchase accounting adjustments and acquisition expenses, had the CB acquisition taken place at the beginning of the period. Further, the pro forma condensed combined financial information presented below for the three and six month periods ended June 30, 2021 also assumes that the KB acquisition took place at the beginning of the period.

(in thousands)	Three months ended June 30, 2022	Three months ended June 30, 2021

Net interest income	$56,984	$55,595
Provision for credit losses	(200)	(3,167)
Non-interest income	21,940	29,396
Non-interest expense	44,675	52,563
Income before taxes	34,449	35,595
Income tax expense	7,547	6,735
Net income	26,902	28,860
Less net income attributed to noncontrolling interest	108	94
Net income available to stockholders	$26,794	$28,766

Earnings per share
Basic	$0.92	$0.99
Diluted	0.91	0.98

Basic weighted average shares outstanding	29,131	29,049
Diluted weighted average shares outstanding	29,346	29,288

(in thousands)	Six months ended June 30, 2022	Six months ended June 30, 2021

Net interest income	$110,777	$111,106
Provision for credit losses (1)	(2,350)	(4,242)
Non-interest income	44,083	59,430
Non-interest expense (2)	91,964	102,993
Income before taxes	65,246	71,785
Income tax expense	14,014	13,676
Net income	51,232	58,109
Less net income attributed to noncontrolling interest	159	174
Net income available to stockholders	$51,073	$57,935

Earnings per share
Basic	$1.76	$2.00
Diluted	1.74	1.98

Basic weighted average shares outstanding	29,094	29,022
Diluted weighted average shares outstanding	29,355	29,263

(1) - Excludes $4.4 million in merger related credit loss expense for the six months ended June 30, 2022.Excludes $7.4 million in merger related credit loss expense for the three and six months ended June 30, 2021, respectively.

(2) - Excludes $24.1 million in pre-tax merger expenses for the six months ended June 30, 2022. Excludes $18.1 million and $18.5 million in pre-tax merger expenses for the three and six months ended June 30, 2021, respectively.

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

Effective March 31, 2022, management finalized the fair values of the acquired assets and assumed liabilities in advance of the 12 month post-acquisition date, as allowed by GAAP.

The following table provides a summary of the fair value of the assets acquired and liabilities assumed by Bancorp as of the acquisition date, the previously reported preliminary fair value adjustments necessary to adjust those acquired assets and assumed liabilities to fair value, final provisional period adjustments to those previously reported preliminary values, and the final fair values of those assets and liabilities as recorded by Bancorp.

	As Recorded	Fair Value		Provisional Period		As Recorded
(in thousands)	By KB	Adjustments (1)		Adjustments (1)		by Bancorp
Assets aquired:
Cash and due from banks	$53,257	$—		$—		$53,257
Mortgage loans held for sale	3,071	—		—		3,071
Available for sale debt securities	396,157	(295)	a	—		395,862
Federal Home Loan Bank stock, at cost	7,072	—		—		7,072
Loans	755,932	(757)	b	—		755,175
Allowance for credits losses on loans	(9,491)	2,734	c	—		(6,757)
Net loans	746,441	1,977		—		748,418
Premises and equipment, net	27,401	(6,361)	d	—		21,040
Bank owned life insurance	18,909	—		—		18,909
Accrued interest receivable	4,939	—		—		4,939
Goodwill	14,001	(14,001)	e	—		—
Core deposit intangible	—	3,404	f	999	f	4,403
Other real estate owned	674	(123)	g	—		551
Mortgage servicing rights	1,628	34	h	—		1,662
Deferred income taxes, net	1,856	715	i	(230)	i	2,341
Other assets	6,421	(1,866)	j	(70)	j	4,485
Total assets acquired	$1,281,827	$(16,516)		$699		$1,266,010

Liabilities assumed:
Deposits:
Non-interest bearing	$359,544	$—		$—		$359,544
Interest bearing	678,528	1,146	k	—		679,674
Total deposits	1,038,072	1,146		—		1,039,218
Securities sold under agreements to repurchase	11,360	—		—		11,360
Federal Home Loan Bank advances	88,581	2,490	l	—		91,071
Accrued interest payable	505	—		—		505
Other liabilities	16,231	(2,004)	m	—		14,227
Total liabilities assumed	1,154,749	1,632		—		1,156,381
Net assets acquired	$127,078	$(18,148)		$699		$109,629

Consideration for common stock						$204,670
Cash consideration paid						28,276
Total consideration						$232,946

Goodwill						$123,317

(1)	See the following page for explanations for individual fair value and provisional period adjustments.

Explanation of fair value adjustments:

a.	Adjustment based on Bancorp’s evaluation of the acquired investment portfolio. Bancorp sold approximately $91 million in AFS debt securities shortly after acquisition.

b.	Adjustments to loans to reflect estimated fair value adjustments, including the following:

(in thousands)

Fair value adjustment - acquired non PCD loans	$228
Fair value adjustment - acquired PCD loans	(735)
Eliminate unrecognized loan fees on acquired loans and fair value hedge	(250)
Net loan fair value adjustments	$(757)

c.	The net adjustment to allowance for credit losses includes the following:

(in thousands)

Reversal of historical KB allowance for credit losses on loans	$9,491
Estimate of lifetime credit losses for PCD loans	(6,757)
Net change in allowance for credit losses	$2,734

d.	Adjustment to premises and equipment to reflect the estimated fair value of acquired premises and equipment and right of use assets.

e.	Elimination of the historical KB goodwill.

f.	Calculation of CDI related to the acquisition. During the third quarter of 2021, a provisional period adjustment of $999,000 was recorded based on revised inputs used in the CDI calculation.

g.	Adjustment to reflect the estimated fair value of other real estate owned.

h.	Adjustment to reflect the estimated fair value of mortgage servicing rights.

i.	Adjustment to net DTAs associated with the effects of the purchase accounting adjustments.

j.

Adjustment to other assets to reflect the estimated fair value of prepaid and other assets. During the third quarter of 2021, a provisional period adjustment of $70,000 was recorded for the write off of miscellaneous mortgage servicing fees.

k.	Adjustment to deposits to reflect the estimated fair value of time deposits in interest rates, which was based on an analysis of market interest rates and maturity dates at the time of acquisition.

l.

Adjustment to reflect the estimated fair value of Federal Home Loan Bank advances for differences in interest rates, which was based primarily on an analysis of current market interest rates and maturity dates. All KB FHLB advances were paid off immediately after acquisition.

m.	Adjustment to other liabilities to establish the reserve for unfunded loan commitments under CECL, operating lease liabilities and various accrual adjustments.

Goodwill of approximately $123 million, which is the excess of the acquisition consideration over the fair value of net assets acquired, was recorded in the KB acquisition and is the result of expected operational synergies and other factors. This goodwill is all attributable to the Company’s Commercial Banking segment. Goodwill related to the KB acquisition is not deductible for tax purposes, as the transaction was structured as stock sale.

Loans acquired that were not subject to guidance relating to PCD loans include loans with a fair value and gross contractual amounts receivable of $724 million and $723 million at the date of acquisition.

Total revenue, defined as net interest income and non-interest income, attributed to KB totaled approximately $4.5 million and for both the three and six months ended June 30, 2021, respectively.

The following unaudited pro forma condensed combined financial information presents the results of operations of Bancorp, including the effects of the purchase accounting adjustments and acquisition expenses, had the KB acquisition taken place at the beginning of the period:

(in thousands)	Three months ended June 30, 2021

Net interest income	$47,465
Provision for credit losses (1)	(3,167)
Non-interest income	18,078
Non-interest expense (2)	37,257
Income before taxes	31,453
Income tax expense	6,026
Net income	25,427
Less net income attributed to noncontrolling interest	-
Net income available to stockholders	$25,427

Earnings per share
Basic	$0.95
Diluted	0.94

Basic weighted average shares outstanding	26,687
Diluted weighted average shares outstanding	26,926

(in thousands)	Six months ended June 30, 2021

Net interest income	$94,043
Provision for credit losses (1)	(4,542)
Non-interest income	36,090
Non-interest expense (2)	71,803
Income before taxes	62,872
Income tax expense	11,979
Net income	50,893
Less net income attributed to noncontrolling interest	-
Net income available to stockholders	$50,893

Earnings per share
Basic	$1.91
Diluted	1.89

Basic weighted average shares outstanding	26,670
Diluted weighted average shares outstanding	26,911

(1) - Excludes $7.4 million in merger related credit loss expense for the three and six months ended June 30, 2021, respectively.
(2) - Excludes $18.1 million and $18.5 million in pre-tax merger expenses for the three and six months ended June 30, 2021, respectively.

(3)	Investment Securities

Debt securities purchased in which Bancorp has the intent and ability to hold to their maturity are classified HTM securities. All other investment securities are classified as AFS securities.

AFS Debt Securities

The following table summarizes the amortized cost, unrealized gains and losses, and fair value of Bancorp’s AFS debt securities portfolio:

(in thousands)	Amortized	Unrealized
June 30, 2022	cost	Gains	Losses	Fair value

U.S. Treasury and other U.S. Government obligations	$121,846	$-	$(6,314)	$115,532
Government sponsored enterprise obligations	120,954	625	(3,876)	117,703
Mortgage backed securities - government agencies	857,086	245	(91,809)	765,522
Obligations of states and political subdivisions	148,543	6	(13,281)	135,268
Other	6,221	-	(207)	6,014
Total available for sale debt securities	$1,254,650	$876	$(115,487)	$1,140,039

December 31, 2021

U.S. Treasury and other U.S. Government obligations	$123,753	$-	$(1,252)	$122,501
Government sponsored enterprise obligations	132,760	2,497	(236)	135,021
Mortgage backed securities - government agencies	857,283	2,495	(13,154)	846,624
Obligations of states and political subdivisions	75,488	289	(702)	75,075
Other	1,095	-	(18)	1,077
Total available for sale debt securities	$1,190,379	$5,281	$(15,362)	$1,180,298

HTM Debt Securities

The following table summarizes the amortized cost, unrecognized gains and losses, and fair value of Bancorp’s HTM debt securities portfolio:

(in thousands)	Carrying	Unrecognized
June 30, 2022	value	Gains	Losses	Fair value

U.S. Treasury and other U.S. Government obligations	$219,574	$-	$(4,559)	$215,015
Government sponsored enterprise obligations	27,847	22	(665)	27,204
Mortgage backed securities - government agencies	238,028	1	(19,402)	218,627
Total held to maturity debt securities	$485,449	$23	$(24,626)	$460,846

Bancorp elected to classify a portion of securities purchased and acquired during the first quarter of 2022 as HTM. This election was made in an effort to lessen the impact that the rising interest rate environment has on the valuation of the AFS debt securities portfolio, and ultimately its impact on capital through AOCI. No debt securities were classified as HTM at December 31, 2021.

All investment securities classified as HTM by Bancorp as of June 30, 2022 are obligations of the U.S. Government and/or are issued by U.S. Government-sponsored agencies and have an implicit or explicit government guarantee. Therefore, no ACL has been recorded for Bancorp’s HTM securities as of June 30, 2022. Further, as of June 30, 2022, none of Bancorp’s HTM securities were in non-accrual or past due status.

Debt Securities by Contractual Maturity

A summary of AFS and HTM debt securities by contractual maturity as of June 30, 2022 follows:

	AFS Debt Securities		HTM Debt Securities
(in thousands)	Amortized cost	Fair value	Carrying value	Fair value

Due within one year	$9,518	$9,481	$16,029	$15,815
Due after one year but within five years	158,324	151,417	204,196	199,369
Due after five years but within 10 years	58,836	53,826	26,451	26,290
Due after 10 years	170,886	159,793	745	745
Mortgage backed securities - government agencies	857,086	765,522	238,028	218,627
Total available for sale debt securities	$1,254,650	$1,140,039	$485,449	$460,846

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

At June 30, 2022 and December 31, 2021, there were no holdings of debt securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

Accrued interest on the AFS and HTM securities portfolios totaled $3 million and $2 million at June 30, 2022, respectively, and was included on the consolidated balance sheets. Accrued interest on the AFS securities portfolio totaled $3 million at December 31, 2021, and was included in the consolidated balance sheets. There were no securities classified as HTM at December 31, 2021.

AFS debt securities totaling $247 million were acquired on March 7, 2022, as a result of the CB acquisition, a portion of which were classified as HTM at acquisition. Shortly after acquisition, three securities with a total fair value of $2 million were sold, resulting in a loss on the sale of $92,000, which was recorded as a fair value adjustment through goodwill during the first quarter.

Securities with a carrying value of $1.04 billion and $879 million were pledged at June 30, 2022 and December 31, 2021, respectively, to secure accounts of commercial depositors in cash management accounts, public deposits and uninsured cash balances for WM&T accounts. The increase between December 31, 2021 and June 30, 2022 was the result of relationships added through the CB acquisition.

Based on an evaluation of available information including security type, counterparty credit quality, past events, current conditions, and reasonable and supportable forecasts that are relevant to collectability, Bancorp has concluded that it expects to receive all contractual cash flows from each security held in its AFS and HTM debt securities portfolio. As such, no allowance or impairment was recorded with respect to investment securities as of June 30, 2022.

Unrealized and Unrecognized Loss Analysis on Debt Securities

Debt securities with unrealized and unrecognized losses at June 30, 2022 and December 31, 2021, aggregated by investment category and length of time securities have been in a continuous unrealized loss position follows:

	AFS Debt Securities
	Less than 12 months		12 months or more		Total
(in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2022	value	losses	value	losses	value	losses

U.S. Treasury and other U.S.Government obligations	$115,533	$(6,314)	$-	$-	$115,533	$(6,314)
Government sponsored enterprise obligations	80,629	(3,574)	8,102	(302)	88,731	(3,876)
Mortgage-backed securities - government agencies	472,323	(49,162)	273,568	(42,647)	745,891	(91,809)
Obligations of states andpolitical subdivisions	126,114	(13,098)	823	(183)	126,937	(13,281)
Other	6,014	(207)	-	-	6,014	(207)
Total AFS debt securities	$800,613	$(72,355)	$282,493	$(43,132)	$1,083,106	$(115,487)

December 31, 2021

U.S. Treasury and other U.S.Government obligations	$122,501	$(1,252)	$-	$-	$122,501	$(1,252)
Government sponsored enterprise obligations	23,789	(223)	447	(13)	24,236	(236)
Mortgage-backed securities - government agencies	615,130	(10,027)	102,637	(3,127)	717,767	(13,154)
Obligations of states and political subdivisions	46,493	(686)	484	(16)	46,977	(702)
Other	957	(18)	-	-	957	(18)
Total AFS debt securities	$808,870	$(12,206)	$103,568	$(3,156)	$912,438	$(15,362)

	HTM Debt Securities
	Less than 12 months		12 months or more		Total
(in thousands)	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
June 30, 2022	value	losses	value	losses	value	losses

U.S. Treasury and other U.S. Government obligations	$215,015	$(4,559)	$-	$-	$215,015	$(4,559)
Government sponsored enterprise obligations	25,213	(665)	-	-	25,213	(665)
Mortgage-backed securities - government agencies	218,534	(19,402)	-	-	218,534	(19,402)
Total HTM debt securities	$458,762	$(24,626)	$-	$-	$458,762	$(24,626)

Applicable dates for determining when securities are in unrealized and unrecognized loss positions are June 30, 2022 and December 31, 2021. As such, it is possible that a security had a market value lower than its amortized cost on other days during the past 12 months, but is not in the “Less than 12 months” category above.

For debt securities with unrealized and unrecognized loss positions, Bancorp evaluates the securities to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or non-credit related factors. Any impairment that is not credit-related is recognized in AOCI, net of tax. Credit-related impairment is recognized as an a ACL for debt securities on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Accrued interest receivable is excluded from the estimate of credit losses. Both the ACL and the adjustment to net income may be reversed if conditions change. However, if Bancorp intends to sell an impaired debt security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount would be recognized in earnings with a corresponding adjustment to the security’s amortized cost basis. Because the security’s amortized cost basis is adjusted to fair value, there is no ACL in this situation.

In evaluating debt securities in unrealized and unrecognized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, Bancorp considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition, among other factors. Unrealized and unrecognized losses on Bancorp’s investment securities portfolio have not been recognized as an expense because the securities are of high credit quality, and the decline in fair values is attributable to changes in the prevailing interest rate environment since the purchase date. Fair value is expected to recover as securities reach maturity and/or the interest rate environment returns to conditions similar to when these securities were purchased. These investments consisted of 540 and 227 separate investment positions as of June 30, 2022 and December 31, 2021, respectively. There were no credit related factors underlying unrealized and unrecognized losses on debt securities at June 30, 2022 and December 31, 2021.

(4)	Loans and Allowance for Credit Losses on Loans

Composition of loans by class follows:

(in thousands)	June 30, 2022	December 31, 2021

Commercial real estate - non-owner occupied	$1,397,330	$1,128,244
Commercial real estate - owner occupied	787,559	678,405
Total commercial real estate	2,184,889	1,806,649

Commercial and industrial - term	667,338	596,710
Commercial and industrial - term - PPP	36,767	140,734
Commercial and industrial - lines of credit	423,066	370,312
Total commercial and industrial	1,127,171	1,107,756

Residential real estate - owner occupied	533,577	400,695
Residential real estate - non-owner occupied	293,852	281,018
Total residential real estate	827,429	681,713

Construction and land development	372,197	299,206
Home equity lines of credit	192,102	138,976
Consumer	137,278	104,294
Leases	14,611	13,622
Credits cards	21,647	17,087
Total loans (1)	$4,877,324	$4,169,303

(1)	Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs.

As a result of the CB acquisition on March 7, 2022, $632 million in loans (net of purchase accounting adjustments) were added to the portfolio.

Accrued interest on loans, which is excluded from the amortized cost of loans, totaled $12 million and $11 million at June 30, 2022 and December 31, 2021, respectively, and was included in the consolidated balance sheets.

Loans with carrying amounts of $2.66 billion and $2.20 billion were pledged to secure FHLB borrowing capacity at June 30, 2022 and December 31, 2021, respectively.

Loans to directors and their related interests, including loans to companies for which directors are principal owners and executive officers, totaled $59 million and $54 million as of June 30, 2022 and December 31, 2021, respectively.

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

At June 30, 2022, the book balance of PCD loans acquired as a result of the CB and KB acquisitions totaled $69 million and $12 million, respectively. Interest income recognized on loans classified as PCD totaled $2.0 million and $151,000 for the three month periods ended June 30, 2022 and 2021, respectively. For the six month periods ended June 30, 2022 and 2021, interest income recognized on loans classified as PCD totaled $2.9 million and $151,000, respectively.

Allowance for Credit Losses on Loans

The table below reflects activity in the ACL related to loans:

(in thousands)	Beginning	Initial Allowance on PCD	Provision for Credit Losses			Ending
Three Months Ended June 30, 2022	Balance	Loans	on Loans	Charge-offs	Recoveries	Balance

Commercial real estate - non-owner occupied	$20,620	$-	$101	$-	$2	$20,723
Commercial real estate - owner occupied	11,326	-	(1,464)	(41)	21	9,842
Total commercial real estate	31,946	-	(1,363)	(41)	23	30,565

Commercial and industrial - term	11,108	-	1,174	(15)	75	12,342
Commercial and industrial - lines of credit	6,508	-	(1,508)	-	-	5,000
Total commercial and industrial	17,616	-	(334)	(15)	75	17,342

Residential real estate - owner occupied	5,363	-	575	(7)	57	5,988
Residential real estate - non-owner occupied	3,361	-	(176)	-	5	3,190
Total residential real estate	8,724	-	399	(7)	62	9,178

Construction and land development	5,864	-	422	(72)	-	6,214
Home equity lines of credit	1,467	-	54	-	-	1,521
Consumer	1,049	-	141	(235)	158	1,113
Leases	211	-	10	-	-	221
Credit cards	190	-	(29)	-	47	208
Total	$67,067	$-	$(700)	$(370)	$365	$66,362

(in thousands)	Beginning	Initial Allowance on PCD	Provision for Credit Losses			Ending
Six Months Ended June 30, 2022	Balance	Loans	on Loans	Charge-offs	Recoveries	Balance

Commercial real estate - non-owner occupied	$15,960	$3,508	$1,242	$-	$13	$20,723
Commercial real estate - owner occupied	9,595	2,121	(1,876)	(41)	43	9,842
Total commercial real estate	25,555	5,629	(634)	(41)	56	30,565

Commercial and industrial - term (1)	8,577	1,358	1,741	(128)	794	12,342
Commercial and industrial - lines of credit	4,802	1,874	(1,640)	(36)	-	5,000
Total commercial and industrial	13,379	3,232	101	(164)	794	17,342

Residential real estate - owner occupied	4,316	590	1,035	(13)	60	5,988
Residential real estate - non-owner occupied	3,677	-	(495)	-	8	3,190
Total residential real estate	7,993	590	540	(13)	68	9,178

Construction and land development	4,789	419	1,078	(72)	-	6,214
Home equity lines of credit	1,044	2	475	-	-	1,521
Consumer	772	78	403	(489)	349	1,113
Leases	204	-	17	-	-	221
Credit cards	162	-	(1)	-	47	208
Total	$53,898	$9,950	$1,979	$(779)	$1,314	$66,362

(in thousands)	Beginning	Initial Allowance on PCD	Provision for Credit Losses			Ending
Three Months Ended June 30, 2021	Balance	Loans	on Loans	Charge-offs	Recoveries	Balance

Commercial real estate - non-owner occupied	$20,062	$1,491	$1,255	$(3,065)	$4	$19,747
Commercial real estate - owner occupied	7,065	2,112	(184)	-	555	9,548
Total commercial real estate	27,127	3,603	1,071	(3,065)	559	29,295

Commercial and industrial - term	8,469	1,022	355	(114)	16	9,748
Commercial and industrial - lines of credit	2,983	1,755	502	-	-	5,240
Total commercial and industrial	11,452	2,777	857	(114)	16	14,988

Residential real estate - owner occupied	3,292	142	953	(40)	3	4,350
Residential real estate - non-owner occupied	1,709	88	1,624	-	1	3,422
Total residential real estate	5,001	230	2,577	(40)	4	7,772

Construction and land development	5,527	-	(337)	-	3	5,193
Home equity lines of credit	843	147	239	-	1	1,230
Consumer	395	-	285	(223)	115	572
Leases	235	-	(3)	-	-	232
Credit cards	134	-	8	-	-	142
Total	$50,714	$6,757	$4,697	$(3,442)	$698	$59,424

(in thousands)	Beginning	Initial ACL on Loans Purchased with Credit	Provision for Credit Losses			Ending
Six Months Ended June 30, 2021	Balance	Deterioration	on Loans	Charge-offs	Recoveries	Balance

Commercial real estate - non-owner occupied	$19,396	$1,491	$1,890	$(3,065)	$35	$19,747
Commercial real estate - owner occupied	6,983	2,112	(102)	-	555	9,548
Total commercial real estate	26,379	3,603	1,788	(3,065)	590	29,295

Commercial and industrial - term	8,970	1,022	(97)	(169)	22	9,748
Commercial and industrial - lines of credit	3,614	1,755	(129)	-	-	5,240
Total commercial and industrial	12,584	2,777	(226)	(169)	22	14,988

Residential real estate - owner occupied	3,389	142	859	(43)	3	4,350
Residential real estate - non-owner occupied	1,818	88	1,514	-	2	3,422
Total residential real estate	5,207	230	2,373	(43)	5	7,772

Construction and land development	6,119	-	(929)	-	3	5,193
Home equity lines of credit	895	147	187	-	1	1,230
Consumer	340	-	326	(287)	193	572
Leases	261	-	(29)	-	-	232
Credit cards	135	-	7	-	-	142
Total	$51,920	$6,757	$3,497	$(3,564)	$814	$59,424

The following table presents the amortized cost basis of non-performing loans and the amortized cost basis of loans on non-accrual status for which there was no related ACL losses:

	Non-accrual Loans			Past Due 90-Days-
(in thousands)	With No	Total	Troubled Debt	or-More and Still
June 30, 2022	Recorded ACL	Non-accrual Loans	Restructurings (1)	Accruing Interest

Commercial real estate - non-owner occupied	$—	$647	$—	$27
Commercial real estate - owner occupied	298	1,593	—	528
Total commercial real estate	298	2,240	—	555

Commercial and industrial - term	419	1,023	—	224
Commercial and industrial - PPP	—	—	—	33
Commercial and industrial - lines of credit	—	164	—	49
Total commercial and industrial	419	1,187	—	306

Residential real estate - owner occupied	1,081	3,348	—	—
Residential real estate - non-owner occupied	—	233	—	180
Total residential real estate	1,081	3,581	—	180

Construction and land development	—	—	—	—
Home equity lines of credit	—	378	—	40
Consumer	—	441	—	75
Leases	—	—	—	—
Credit cards	—	—	—	20
Total	$1,798	$7,827	$—	$1,176

(1) Does not include TDRs captured in the non-accrual column.

	Non-accrual Loans			Past Due 90-Days-
(in thousands)	With No	Total	Troubled Debt	or-More and Still
December 31, 2021	Recorded ACL	Non-accrual Loans	Restructurings (1)	Accruing Interest

Commercial real estate - non-owner occupied	$486	$720	$—	$—
Commercial real estate - owner occupied	665	1,748	—	—
Total commercial real estate	1,151	2,468	—	—

Commercial and industrial - term	419	670	12	—
Commercial and industrial - PPP	—	—	—	592
Commercial and industrial - lines of credit	—	228	—	56
Total commercial and industrial	419	898	12	648

Residential real estate - owner occupied	805	1,997	—	36
Residential real estate - non-owner occupied	—	293	—	—
Total residential real estate	805	2,290	—	36

Construction and land development	—	—	—	—
Home equity lines of credit	—	646	—	—
Consumer	—	410	—	—
Leases	—	—	—	—
Credit cards	—	—	—	—
Total	$2,375	$6,712	$12	$684

(1) Does not include TDRs captured in the non-accrual column

For the three and six month periods ended June 30, 2022 and 2021, the amount of accrued interest income previously recorded as revenue and subsequently reversed due to the change in accrual status was immaterial.

For the three and six month periods ended June 30, 2022 and 2021, no interest income was recognized on loans on non-accrual status.

The following table presents the amortized cost basis and ACL allocated for collateral dependent loans, which are individually evaluated to determine expected credit losses:

(in thousands)		Accounts Receivable /			ACL
June 30, 2022	Real Estate	Equipment	Other	Total	Allocation

Commercial real estate - non-owner occupied	$4,216	$-	$-	$4,216	$588
Commercial real estate - owner occupied	3,601	-	-	3,601	851
Total commercial real estate	7,817	-	-	7,817	1,439

Commercial and industrial - term	537	485	284	1,306	354
Commercial and industrial - lines of credit	2,008	1,032	-	3,040	770
Total commercial and industrial	2,545	1,517	284	4,346	1,124

Residential real estate - owner occupied	4,029	-	-	4,029	370
Residential real estate - non-owner occupied	438	-	-	438	116
Total residential real estate	4,467	-	-	4,467	486

Construction and land development	3,852	-	-	3,852	419
Home equity lines of credit	378	-	-	378	-
Consumer	-	-	229	229	19
Leases	-	-	-	-	-
Credit cards	-	-	-	-	-
Total collateral dependent loans	$19,059	$1,517	$513	$21,089	$3,487

(in thousands)		Accounts Receivable /			ACL
December 31, 2021	Real Estate	Equipment	Other	Total	Allocation

Commercial real estate - non-owner occupied	$720	$-	$-	$720	$-
Commercial real estate - owner occupied	7,652	-	-	7,652	1,652
Total commercial real estate	8,372	-	-	8,372	1,652

Commercial and industrial - term	-	598	-	598	-
Commercial and industrial - lines of credit	-	200	-	200	-
Total commercial and industrial	-	798	-	798	-

Residential real estate - owner occupied	1,997	-	-	1,997	-
Residential real estate - non-owner occupied	502	-	-	502	116
Total residential real estate	2,499	-	-	2,499	116

Construction and land development	-	-	-	-	-
Home equity lines of credit	646	-	-	646	-
Consumer	-	-	247	247	-
Leases	-	-	-	-	-
Credit cards	-	-	-	-	-
Total collateral dependent loans	$11,517	$798	$247	$12,562	$1,768

The following tables present the aging of contractually past due loans by portfolio class:

(in thousands)		30-59 days	60-89 days	90 or more	Total	Total
June 30, 2022	Current	Past Due	Past Due	Days Past Due	Past Due	Loans

Commercial real estate - non-owner occupied	$1,393,506	$3,303	$308	$213	$3,824	$1,397,330
Commercial real estate - owner occupied	785,831	446	624	658	1,728	787,559
Total commercial real estate	2,179,337	3,749	932	871	5,552	2,184,889

Commercial and industrial - term	665,752	600	280	706	1,586	667,338
Commercial and industrial - term - PPP	34,421	2,236	77	33	2,346	36,767
Commercial and industrial - lines of credit	421,888	917	176	85	1,178	423,066
Total commercial and industrial	1,122,061	3,753	533	824	5,110	1,127,171

Residential real estate - owner occupied	529,094	1,945	410	2,128	4,483	533,577
Residential real estate - non-owner occupied	292,839	692	46	275	1,013	293,852
Total residential real estate	821,933	2,637	456	2,403	5,496	827,429

Construction and land development	371,869	328	—	—	328	372,197
Home equity lines of credit	191,475	258	184	185	627	192,102
Consumer	136,447	395	84	352	831	137,278
Leases	14,611	—	—	—	—	14,611
Credit cards	21,618	4	5	20	29	21,647
Total	$4,859,351	$11,124	$2,194	$4,655	$17,973	$4,877,324

(in thousands)		30-59 days	60-89 days	90 or more	Total	Total
December 31, 2021	Current	Past Due	Past Due	Days Past Due	Past Due	Loans

Commercial real estate - non-owner occupied	$1,127,448	$-	$81	$715	$796	$1,128,244
Commercial real estate - owner occupied	677,231	360	327	487	1,174	678,405
Total commercial real estate	1,804,679	360	408	1,202	1,970	1,806,649

Commercial and industrial - term	595,070	1,032	44	564	1,640	596,710
Commercial and industrial - term - PPP	139,718	128	296	592	1,016	140,734
Commercial and industrial - lines of credit	369,963	271	22	56	349	370,312
Total commercial and industrial	1,104,751	1,431	362	1,212	3,005	1,107,756

Residential real estate - owner occupied	397,415	1,399	137	1,744	3,280	400,695
Residential real estate - non-owner occupied	280,257	403	258	100	761	281,018
Total residential real estate	677,672	1,802	395	1,844	4,041	681,713

Construction and land development	299,206	—	—	—	—	299,206
Home equity lines of credit	138,141	279	47	509	835	138,976
Consumer	103,109	724	102	359	1,185	104,294
Leases	13,622	—	—	—	—	13,622
Credit cards	17,087	—	—	—	—	17,087
Total	$4,158,267	$4,596	$1,314	$5,126	$11,036	$4,169,303

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

Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal of loan constitutes a current period origination. Current period renewals of credit are re-underwritten at the point of renewal and considered current period originations for purposes of the table below. Bancorp has elected not to disclose revolving loans that have converted to term loans, as activity relating to this disclosure, which is included in the tables is currently immaterial to Bancorp’s loan portfolio and is expected to be in the future. As of June 30, 2022, the risk rating of loans based on year of origination was as follows:

							Revolving
							loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						amortized
June 30, 2022	2022	2021	2020	2019	2018	Prior	cost basis	Total

Commercial real estate - non-owner occupied:
Risk rating
Pass	$232,985	$390,203	$283,758	$143,894	$82,816	$179,300	$21,526	$1,334,482
OAEM	168	5,740	2,340	19,201	-	5,542	6,095	39,086
Substandard	4,174	298	3,041	8,124	-	7,378	100	23,115
Substandard non-performing	-	-	39	-	-	608	-	647
Doubtful	-	-	-	-	-	-	-	-
Total Commercial real estate non-owner occupied	$237,327	$396,241	$289,178	$171,219	$82,816	$192,828	$27,721	$1,397,330

Commercial real estate - owner occupied:
Risk rating
Pass	$81,564	$206,021	$198,696	$105,386	$73,275	$92,744	$8,592	$766,278
OAEM	-	1,681	1,401	1,942	413	140	1,630	7,207
Substandard	2,279	1,170	-	6,965	1,993	74	-	12,481
Substandard non-performing	-	1,234	-	-	-	359	-	1,593
Doubtful	-	-	-	-	-	-	-	-
Total Commercial real estate owner occupied	$83,843	$210,106	$200,097	$114,293	$75,681	$93,317	$10,222	$787,559

Commercial and industrial - term:
Risk rating
Pass	$119,240	$279,221	$121,168	$51,121	$43,235	$42,936	$-	$656,921
OAEM	4,043	290	-	387	2,187	4	-	6,911
Substandard	201	1	-	1,742	151	388	-	2,483
Substandard non-performing	448	-	537	-	38	-	-	1,023
Doubtful	-	-	-	-	-	-	-	-
Total Commercial and industrial - term	$123,932	$279,512	$121,705	$53,250	$45,611	$43,328	$-	$667,338

Commercial and industrial - PPP
Risk rating
Pass	$-	$31,798	$4,969	$-	$-	$-	$-	$36,767
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Commercial and industrial - PPP	$-	$31,798	$4,969	$-	$-	$-	$-	$36,767

(continued)

(continued)

							Revolving
							loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						amortized
June 30, 2022	2022	2021	2020	2019	2018	Prior	cost basis	Total

Commercial and industrial - lines of credit
Risk rating
Pass	$24,723	$20,389	$6,400	$11,627	$1,348	$1,425	$348,812	$414,724
OAEM	-	-	-	-	-	415	4,319	4,734
Substandard	-	-	952	1,950	-	-	542	3,444
Substandard non-performing	-	38	-	-	-	-	126	164
Doubtful	-	-	-	-	-	-	-	-
Total Commercial and industrial - lines of credit	$24,723	$20,427	$7,352	$13,577	$1,348	$1,840	$353,799	$423,066

Residential real estate - owner occupied
Risk rating
Pass	$100,970	$196,501	$101,346	$32,169	$17,044	$81,166	$-	$529,196
OAEM	-	98	-	80	-	-	-	178
Substandard	-	-	10	-	144	701	-	855
Substandard non-performing	48	202	73	500	299	2,226	-	3,348
Doubtful	-	-	-	-	-	-	-	-
Total Residential real estate - owner occupied	$101,018	$196,801	$101,429	$32,749	$17,487	$84,093	$-	$533,577

Residential real estate - non-owner occupied
Risk rating
Pass	$55,304	$88,711	$61,711	$37,971	$20,982	$27,693	$-	$292,372
OAEM	-	-	121	271	128	375	-	895
Substandard	-	-	-	-	-	352	-	352
Substandard non-performing	94	23	-	-	-	116	-	233
Doubtful	-	-	-	-	-	-	-	-
Total Residential real estate - non-owner occupied	$55,398	$88,734	$61,832	$38,242	$21,110	$28,536	$-	$293,852

Construction and land development
Risk rating
Pass	$107,261	$120,471	$93,015	$15,495	$6,116	$1,740	$24,295	$368,393
OAEM	-	-	-	-	-	87	-	87
Substandard	-	340	-	3,090	-	287	-	3,717
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Construction and land development	$107,261	$120,811	$93,015	$18,585	$6,116	$2,114	$24,295	$372,197

Home equity lines of credit
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$191,685	$191,685
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	39	39
Substandard non-performing	-	-	-	-	-	-	378	378
Doubtful	-	-	-	-	-	-	-	-
Total Home equity lines of credit	$-	$-	$-	$-	$-	$-	$192,102	$192,102

(continued)

(continued)

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving loans amortized
June 30, 2022	2022	2021	2020	2019	2018	Prior	cost basis	Total

Consumer
Risk rating
Pass	$12,199	$21,563	$7,733	$7,333	$3,662	$2,829	$81,518	$136,837
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	49	159	107	21	85	20	441
Doubtful	-	-	-	-	-	-	-	-
Total Consumer	$12,199	$21,612	$7,892	$7,440	$3,683	$2,914	$81,538	$137,278

Leases
Risk rating
Pass	$3,503	$4,837	$3,041	$1,095	$962	$1,173	$-	$14,611
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Leases	$3,503	$4,837	$3,041	$1,095	$962	$1,173	$-	$14,611

Credit cards
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$21,647	$21,647
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Credit cards	$-	$-	$-	$-	$-	$-	$21,647	$21,647

Total loans
Risk rating
Pass	$737,751	$1,359,715	$881,837	$406,091	$249,440	$431,005	$698,074	$4,763,913
OAEM	4,211	7,809	3,862	21,880	2,728	6,563	12,044	59,097
Substandard	6,654	1,808	4,003	21,871	2,288	9,181	682	46,487
Substandard non-performing	589	1,545	807	606	358	3,397	525	7,827
Doubtful	-	-	-	-	-	-	-	-
Total Loans	$749,205	$1,370,877	$890,509	$450,448	$254,814	$450,146	$711,325	$4,877,324

As of December 31, 2021, the risk rating of loans based on year of origination was as follows:

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving loans amortized
December 31, 2021	2021	2020	2019	2018	2017	Prior	cost basis	Total

Commercial real estate - non-owner occupied:
Risk rating
Pass	$381,014	$298,177	$134,286	$86,638	$85,110	$81,635	$19,465	$1,086,325
OAEM	3,186	2,666	19,784	-	353	1,619	248	27,856
Substandard	4,174	1,440	-	-	-	7,629	100	13,343
Substandard non-performing	-	39	78	-	592	11	-	720
Doubtful	-	-	-	-	-	-	-	-
Total Commercial real estate non-owner occupied	$388,374	$302,322	$154,148	$86,638	$86,055	$90,894	$19,813	$1,128,244

Commercial real estate - owner occupied:
Risk rating
Pass	$203,545	$192,322	$91,078	$75,062	$33,713	$44,364	$9,236	$649,320
OAEM	1,681	1,480	3,568	469	1,506	124	570	9,398
Substandard	5,051	3,605	5,985	1,275	627	-	1,396	17,939
Substandard non-performing	1,259	-	-	-	32	457	-	1,748
Doubtful	-	-	-	-	-	-	-	-
Total Commercial real estate owner occupied	$211,536	$197,407	$100,631	$76,806	$35,878	$44,945	$11,202	$678,405

Commercial and industrial - term:
Risk rating
Pass	$283,150	$143,211	$58,988	$52,388	$26,081	$24,421	$-	$588,239
OAEM	738	86	254	3,382	8	-	-	4,468
Substandard	170	42	2,667	176	111	167	-	3,333
Substandard non-performing	-	543	72	55	-	-	-	670
Doubtful	-	-	-	-	-	-	-	-
Total Commercial and industrial - term	$284,058	$143,882	$61,981	$56,001	$26,200	$24,588	$-	$596,710

Commercial and industrial - PPP
Risk rating
Pass	$128,409	$12,325	$-	$-	$-	$-	$-	$140,734
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Commercial and industrial - PPP	$128,409	$12,325	$-	$-	$-	$-	$-	$140,734

(continued)

(continued)

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving loans amortized
December 31, 2021	2021	2020	2019	2018	2017	Prior	cost basis	Total

Commercial and industrial - lines of credit
Risk rating
Pass	$33,875	$8,352	$11,103	$1,039	$207	$193	$303,682	$358,451
OAEM	-	-	-	-	-	-	6,355	6,355
Substandard	-	-	1,916	-	1,549	-	1,813	5,278
Substandard non-performing	-	-	-	-	-	-	228	228
Doubtful	-	-	-	-	-	-	-	-
Total Commercial and industrial - lines of credit	$33,875	$8,352	$13,019	$1,039	$1,756	$193	$312,078	$370,312

Residential real estate - owner occupied
Risk rating
Pass	$176,487	$99,936	$31,327	$17,259	$16,599	$56,639	$-	$398,247
OAEM	101	-	174	-	-	-	-	275
Substandard	-	-	-	-	108	68	-	176
Substandard non-performing	164	103	136	230	714	650	-	1,997
Doubtful	-	-	-	-	-	-	-	-
Total Residential real estate - owner occupied	$176,752	$100,039	$31,637	$17,489	$17,421	$57,357	$-	$400,695

Residential real estate - non-owner occupied
Risk rating
Pass	$94,482	$78,785	$46,177	$27,494	$16,171	$15,909	$-	$279,018
OAEM	352	126	281	132	-	462	-	1,353
Substandard	-	-	-	-	-	354	-	354
Substandard non-performing	103	-	45	28	-	117	-	293
Doubtful	-	-	-	-	-	-	-	-
Total Residential real estate - non-owner occupied	$94,937	$78,911	$46,503	$27,654	$16,171	$16,842	$-	$281,018

Construction and land development
Risk rating
Pass	$160,696	$99,699	$16,665	$6,262	$1,890	$1,156	$12,736	$299,104
OAEM	-	-	-	-	102	-	-	102
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Construction and land development	$160,696	$99,699	$16,665	$6,262	$1,992	$1,156	$12,736	$299,206

Home equity lines of credit
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$138,239	$138,239
OAEM	-	-	-	-	-	-	91	91
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	646	646
Doubtful	-	-	-	-	-	-	-	-
Total Home equity lines of credit	$-	$-	$-	$-	$-	$-	$138,976	$138,976

(continued)

(continued)

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving loans amortized
December 31, 2021	2021	2020	2019	2018	2017	Prior	cost basis	Total

Consumer
Risk rating
Pass	$23,866	$9,316	$5,014	$1,260	$555	$646	$63,227	$103,884
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	55	304	30	11	-	4	6	410
Doubtful	-	-	-	-	-	-	-	-
Total Consumer	$23,921	$9,620	$5,044	$1,271	$555	$650	$63,233	$104,294

Leases
Risk rating
Pass	$5,375	$3,596	$1,375	$1,331	$406	$1,539	$-	$13,622
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Leases	$5,375	$3,596	$1,375	$1,331	$406	$1,539	$-	$13,622

Credit cards
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$17,087	$17,087
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Credit cards	$-	$-	$-	$-	$-	$-	$17,087	$17,087

Total loans
Risk rating
Pass	$1,490,899	$945,719	$396,013	$268,733	$180,732	$226,502	$563,672	$4,072,270
OAEM	6,058	4,358	24,061	3,983	1,969	2,205	7,264	49,898
Substandard	9,395	5,087	10,568	1,451	2,395	8,218	3,309	40,423
Substandard non-performing	1,581	989	361	324	1,338	1,239	880	6,712
Doubtful	-	-	-	-	-	-	-	-
Total Loans	$1,507,933	$956,153	$431,003	$274,491	$186,434	$238,164	$575,125	$4,169,303

For certain loan classes, such as credit cards, credit quality is evaluated based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in credit cards based on payment activity:

	June 30,	December 31,
(in thousands)	2022	2021

Credit cards
Performing	$21,647	$17,087
Non-performing	—	—
Total credit cards	$21,647	$17,087

Troubled Debt Restructurings

Detail of outstanding TDRs classified as non-performing loans follows:

	June 30, 2022			December 31, 2021
		Specific	Additional		Specific	Additional
		reserve	commitment		reserve	commitment
(in thousands)	Balance	allocation	to lend	Balance	allocation	to lend

Commercial real estate - owner occupied	$917	$202	$—	$950	$202	$—
Commercial & industrial - term	—	—	—	12	12	—
Total TDRs	$917	$202	$—	$962	$214	$—

During the three and six month periods ended June 30, 2022 and 2021, there were no loans modified as TDRs and there were no payment defaults of existing TDRs within 12 months following the modification. Default is determined at 90 or more days past due, charge-off, or foreclosure.

Bancorp had $1.2 million and $917,000, respectively, in residential real estate loans for which formal foreclosure proceedings were in process at June 30, 2022 and December 31, 2021.

(5)	Goodwill

As of June 30, 2022, goodwill totaled $203 million, $67 million of which was added through the CB acquisition. As permitted under GAAP, management has up to 12 months following the date of acquisition to finalize the fair values of the acquired assets and assumed liabilities related to the CB acquisition. During this measurement period, Bancorp may record subsequent adjustments to goodwill for provisional amounts recorded at the acquisition date.

The composition of goodwill is presented by respective acquisition below:

	June 30,	December 31,
(in thousands)	2022	2021
Commonwealth Bancshares (2022)	$66,694	$—
Kentucky Bancshares (2021)	123,317	123,317
King Southern Bancorp (2019)	11,831	11,831
Austin State Bank (1996)	682	682
Total	$202,524	$135,830

*The acquisition of The Bank Oldham County in 2013 generated a bargain purchase gain.

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

Changes in the carrying value of goodwill follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Balance at beginning of period	$202,524	$12,513	$135,830	$12,513
Goodwill recorded due to acquisition	—	124,016	66,694	124,016
Provisional period adjustments	—	—	—	—
Impairment	—	—	—	—
Balance at end of period	$202,524	$136,529	$202,524	$136,529

As of June 30, 2022, goodwill totaling $203 million was recorded on Bancorp’s consolidated balance sheets, of which $175 million is attributed to the commercial banking segment and $28 million is attributed to WM&T. The portion of total goodwill attributed to WM&T relates entirely to the CB acquisition, which generated $67 million in total goodwill during the six months ended June 30, 2022.

(6)	Core Deposit and Customer List Intangible Assets

Bancorp recorded CDI assets of $13 million, $4 million, $2 million and $3 million in association with the acquisitions of CB in 2022, KB in 2021, KSB in 2019 and TBOC in 2013, respectively.

Changes in the net carrying amount of CDIs follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Balance at beginning of period	$17,826	$1,885	$5,596	$1,962
Core deposit intangible acquired	—	3,404	12,724	3,404
Provisional period adjustments	—	—	—	—
Amortization	(956)	(127)	(1,450)	(204)
Balance at end of period	$16,870	$5,162	$16,870	$5,162

As a result of the CB acquisition, Bancorp also recorded intangible assets totaling $14 million associated with the customer lists of the acquired WM&T and LFA businesses. Of this total, $12 million was recorded for WM&T and $2 million was recorded for Landmark. Similar to CDI assets, these intangibles also amortize over their estimated useful lives.

The carrying amount of the CLI assets follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Balance at beginning of period	$14,142	$-	$-	$-
Customer list intangibles acquired	—	—	14,360	—
Provisional period adjustments	—	—	—	—
Amortization	(655)	—	(873)	-
Balance at end of period	$13,487	$-	$13,487	$-

Future CDI and CLI amortization expense is estimated as follows:

(in thousands)	CDI	CLI
2022	$1,912	$1,308
2023	3,015	2,002
2024	2,686	1,823
2025	2,375	1,643
2026	2,063	1,464
2027	1,752	1,284
2028	1,339	1,105
2029	888	925
2030	576	745
2031	264	566
2032	-	387
2033	-	207
2034	-	28
Total future expense	$16,870	$13,487

(7)	Other Assets

A summary of the major components of other assets follows:

	June 30,	December 31,
(in thousands)	2022	2021

Cash surrender value of life insurance other than BOLI	$15,297	$17,875
Net deferred tax asset	41,138	24,340
Investments in tax credit related ventures	14,626	11,084
Swap assets	6,475	3,148
Prepaid assets	4,016	4,469
Trust fees receivable	3,298	2,868
Mortgage servicing rights	16,504	4,528
Other real estate owned	7,601	7,212
Other	16,967	10,478
Total other assets	$125,922	$86,002

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

For additional information related to MSRs, see the footnote titled “Mortgage Banking Activities.”

(8)	Income Taxes

Components of income tax expense (benefit) from operations follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Current income tax expense (benefit):
Federal	$3,393	$(21)	$3,607	$3,472
State	614	24	614	546
Total current income tax expense	4,007	3	4,221	4,018

Deferred income tax expense:
Federal	2,622	679	3,464	1,516
State	918	182	1,307	791
Total deferred income tax expense	3,540	861	4,771	2,307
Change in valuation allowance	-	-	-	-
Total income tax expense	$7,547	$864	$8,992	$6,325

An analysis of the difference between the statutory and ETRs from operations follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	3.5	3.2	3.5	3.1
Excess tax benefit from stock-based compensation arrangements	(1.6)	(2.9)	(2.4)	(3.2)
Change in cash surrender value of life insurance	0.9	(4.4)	1.1	(1.1)
Tax credits	(0.5)	(1.2)	(0.7)	(0.6)
Tax exempt interest income	(0.6)	(1.3)	(0.8)	(0.3)
Non-deductible merger expenses	0.1	4.2	0.3	0.9
Insurance captive	(0.2)	(0.4)	(0.4)	(0.1)
Other, net	(0.7)	(1.1)	(1.1)	(0.7)
Effective tax rate	21.9%	17.1%	20.5%	19.0%

Current state income tax expense represents tax owed to the states of Kentucky, Indiana and Illinois. Ohio state bank taxes are based on capital levels and are recorded as other non-interest expense.

GAAP provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns. If recognized, tax benefits would reduce tax expense and accordingly, increase net income. The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current year tax positions, expiration of open income tax returns due to statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examination, litigation and legislative activity and addition or elimination of uncertain tax positions. As of June 30, 2022 and December 31, 2021, the gross amount of unrecognized tax benefits was immaterial to Bancorp’s consolidated financial statements. Federal and state income tax returns are subject to examination for the years after 2017.

(9)	Deposits

The composition of deposits follows:

(in thousands)	June 30, 2022	December 31, 2021

Non-interest bearing demand deposits	$2,121,304	$1,755,754
Interest bearing deposits:
Interest bearing demand	2,184,579	2,131,928
Savings	571,856	415,258
Money market	1,167,538	1,050,352

Time deposits of $250 thousand or more	95,958	89,745
Other time deposits(1)	407,895	344,477
Total time deposits	503,853	434,222

Total interest bearing deposits	4,427,826	4,031,760
Total deposits	$6,549,130	$5,787,514

(1)	Includes $10 million and $5 million in brokered deposits as of June 30, 2022 and December 31, 2021, respectively.

Deposits totaling $1.12 billion were assumed on March 7, 2022 in relation to the CB acquisition.

(10)	Securities Sold Under Agreements to Repurchase

SSUAR represent a funding source of Bancorp and are primarily used by commercial customers in conjunction with collateralized corporate cash management accounts. Such repurchase agreements are considered financing agreements and mature within one business day from the transaction date. At June 30, 2022 and December 31, 2021, all of these financing arrangements had overnight maturities and were secured by government sponsored enterprise obligations and government agency mortgage-backed securities that were owned and controlled by Bancorp.

Information concerning SSUAR follows:

(dollars in thousands)	June 30, 2022	December 31, 2021
Outstanding balance at end of period	$161,512	$75,466
Weighted average interest rate at end of period	0.44%	0.04%

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2022	2021	2022	2021

Average outstanding balance during the period	$140,169	$55,673	$115,761	$51,330
Average interest rate during the period	0.16%	0.04%	0.13%	0.04%
Maximum outstanding at any month end during the period	$161,512	$63,942	$161,512	$63,942

SSUAR totaling $66 million were assumed on March 7, 2022 in relation to the CB acquisition.

(11)	Subordinated Debentures and Other Borrowings

As a result of its acquisition of Commonwealth Bancshares, Inc. on March 7, 2022, Bancorp became the 100% successor owner of the following unconsolidated trust subsidiaries: Commonwealth Statutory Trust III, Commonwealth Statutory Trust IV and Commonwealth Statutory Trust V. The sole assets of the trust subsidiaries represent the proceeds of offerings loaned in exchange for subordinated debentures with similar terms to the TPS. The TPS are treated as part of Tier I Capital. The subordinated note and related interest expense are included in Bancorp’s consolidated financial statements. The subordinated notes are currently redeemable at Bancorp’s option on a quarterly basis. Bancorp chose not to redeem the subordinated notes on July 1, 2022 and carried the note at the costs noted below at June 30, 2022.

	Commonwealth Statutory Trust	Commonwealth Statutory Trust	Commonwealth Statutory Trust	Total
(in thousands)	III	IV	V

Trust preferred securities	$3,093	$12,372	$11,341	$26,806
Subordinated debentures	3,000	12,000	11,000	26,000

Origination date	12/19/2003	12/15/2005	6/28/2007
Index	LIBOR + 2.85%	LIBOR + 1.35%	LIBOR + 1.40%

Bancorp is a member of the FHLB of Cincinnati. As a member of the FHLB, Bancorp has access to credit products of the FHLB. Bancorp views these borrowings as a potential low cost alternative to brokered deposits. At June 30, 2022 and December 31, 2021, available credit from the FHLB totaled $1.22 billion and $1.00 billion, respectively. Bancorp also had unsecured available FFP lines with correspondent banks totaling $100 million and $80 million at June 30, 2022 and December 31, 2021, respectively. In addition, Bancorp had borrowing capacity of $20 million available through an unsecured borrowing line at the holding company as of June 30, 2022, which was added during the first quarter to allow capital flexibility at the Bank level.

(12)    Commitments and Contingent Liabilities

As of June 30, 2022 and December 31, 2021, Bancorp had various commitments outstanding that arose in the normal course of business which are properly not reflected in the consolidated financial statements. Total off-balance sheet commitments to extend credit follows:

(in thousands)	June 30, 2022	December 31, 2021
Commercial and industrial	$773,639	$625,858
Construction and land development	456,863	292,351
Home equity	356,309	247,885
Credit cards	58,391	40,471
Overdrafts	61,377	51,104
Letters of credit	34,877	30,779
Other	93,596	76,721
Future loan commitments	328,977	325,983
Total off balance sheet commitments to extend credit	$2,164,029	$1,691,152

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

At June 30, 2022 and December 31, 2021, Bancorp had accrued $4.1 million and $3.5 million, respectively, in other liabilities for its estimate of credit losses for off balance sheet credit exposures. The CB acquisition resulted in a $500,000 increase to the ACL for off balance sheet credit exposures, with the corresponding offset recorded to goodwill (as opposed to provision expense). Further, provision expense of $500,000 and $100,000 was recorded for off balance sheet credit exposures for the three and six month periods ended June 30, 2022. The expense recorded for the three month period ended June 30, 2022 was driven largely by the addition of new lines of credit, and thus increased availability, within the C&D portfolio, offsetting the $400,000 negative provision that was recorded during the first quarter. Negative provision expense for off balance sheet credit exposures of $550,000 and $825,000 was recorded for the three and six month periods ended June 30, 2021, respectively, as nearly all applicable loan segments experienced declines in their reserve loss percentage consistent with generally improving model factors and improvement in line of credit utilization during the prior year.

Standby letters of credit are conditional commitments issued by Bancorp to guarantee the performance of a customer to a first party beneficiary. Those guarantees are primarily issued to support commercial transactions. Standby letters of credit generally have maturities of one to two years.

Certain commercial customers require confirmation of Bancorp’s letters of credit by other banks since Bancorp does not have a rating by a national rating agency. Terms of the agreements range from one month to a year with certain agreements requiring between one and six months’ notice to cancel. If an event of default on all contracts had occurred at June 30, 2022, Bancorp would have been required to make payments of approximately $3 million, or the maximum amount payable under those contracts. No payments have ever been required because of default on these contracts. These agreements are normally secured by collateral acceptable to Bancorp, which limits credit risk associated with the agreements.

As of June 30, 2022, in the normal course of business, there were pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate result of these legal actions and proceedings will not have a material adverse effect on the consolidated financial position or results of operations of Bancorp.

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

Carrying values of assets measured at fair value on a recurring basis follows:

	Fair Value Measurements Using:			Total
June 30, 2022 (in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Available for sale debt securities:
U.S. Treasury and other U.S. Government obligations	$115,532	$—	$—	$115,532
Government sponsored enterprise obligations	—	117,703	—	117,703
Mortgage backed securities - government agencies	—	765,522	—	765,522
Obligations of states and political subdivisions	—	135,268	—	135,268
Other	—	6,014	—	6,014

Total available for sale debt securities	115,532	1,024,507	—	1,140,039

Mortgage loans held for sale	—	10,045	—	10,045
Rate lock loan commitments	—	472	—	472
Mandatory forward contracts	—	44	—	44
Interest rate swaps	—	6,475	—	6,475
Total assets	$115,532	$1,041,543	$—	$1,157,075

Liabilities:
Interest rate swaps	$—	$6,487	$—	$6,487

	Fair Value Measurements Using:			Total
December 31, 2021 (in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Available for sale debt securities:
U.S. Treasury and other U.S. government obligations	$122,501	$—	$—	$122,501
Government sponsored enterprise obligations	—	135,021	—	135,021
Mortgage backed securities - government agencies	—	846,624	—	846,624
Obligations of states and political subdivisions	—	75,075	—	75,075
Other	—	1,077	—	1,077

Total available for sale debt securities	122,501	1,057,797	—	1,180,298

Interest rate swaps	—	3,148	—	3,148

Total assets	$122,501	$1,060,945	$—	$1,183,446

Liabilities:
Interest rate swaps	$—	$3,162	$—	$3,162

There were no transfers into or out of Level 3 of the fair value hierarchy during 2022 or 2021.

Discussion of assets measured at fair value on a non-recurring basis follows:

MSRs – On at least a quarterly basis, MSRs are evaluated for impairment based upon the fair value of the MSRs as compared to carrying amount. Fair value is based on a valuation model that calculates the present value of estimated net servicing income. The model incorporates assumptions that market participants would use in estimating future net servicing income. These measurements are classified as Level 3. At June 30, 2022 and December 31, 2021, there was no valuation allowance for MSRs, as the fair value exceeded the cost. Accordingly, the MSRs are not included in the following tabular disclosure for June 30, 2022 and December 31, 2021.

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

Carrying values of assets measured at fair value on a non-recurring basis follows:

					Losses recorded
					Three months	Six months
	Fair Value Measurements Using:			Total	ended	ended
June 30, 2022 (in thousands)	Level 1	Level 2	Level 3	Fair Value	June 30, 2022	June 30, 2022

Collateral dependent loans	$—	$—	$12,554	$12,554	$—	$—
Other real estate owned	—	—	7,601	7,601	—	—

					Losses recorded
					Three months	Six months
	Fair Value Measurements Using:			Total	ended	ended
December 31, 2021 (in thousands)	Level 1	Level 2	Level 3	Fair Value	June 30, 2021	June 30, 2021

Collateral dependent loans	$—	$—	$4,487	$4,487	$—	$—
Other real estate owned	—	—	7,212	7,212	—	—

There were no liabilities measured at fair value on a non-recurring basis at June 30, 2022 and December 31, 2021.

For Level 3 assets measured at fair value on a non-recurring basis, the significant unobservable inputs used in the fair value measurements are presented below.

	June 30, 2022
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average

Collateral dependent loans	$12,554	Appraisal	Appraisal discounts	23.2%
Other real estate owned	7,601	Appraisal	Appraisal discounts	30.7

	December 31, 2021
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average

Collateral dependend loans	$4,487	Appraisal	Appraisal discounts	41.1%
Other real estate owned	7,212	Appraisal	Appraisal discounts	31.6

(14)	Disclosure of Financial Instruments Not Reported at Fair Value

GAAP requires disclosure of the fair value of financial assets and liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis. The estimated fair values of Bancorp’s financial instruments not measured at fair value on a recurring or non-recurring basis follows:

(in thousands)	Carrying		Fair Value Measurements Using:
June 30, 2022	amount	Fair value	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$573,869	$573,869	$573,869	$—	$—
HTM debt securities	485,449	460,846	—	460,846	—
Federal Home Loan Bank stock	13,811	13,811	—	13,811	—
Loans, net	4,810,962	4,699,580	—	—	4,699,580
Accrued interest receivable	17,056	17,056	17,056	—	—

Liabilities
Non-interest bearing deposits	$2,121,304	$2,121,304	$2,121,304	$—	$—
Transaction deposits	3,923,973	3,923,973	—	3,923,973	—
Time deposits	503,853	494,585	—	494,585	—
Securities sold under agreement to repurchase	161,512	161,512	—	161,512	—
Federal funds purchased	8,771	8,771	—	8,771	—
Subordinated debentures	26,144	26,262	—	26,262	—
Accrued interest payable	277	277	277	—	—

(in thousands)	Carrying		Fair Value Measurements Using:
December 31, 2021	amount	Fair value	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$961,192	$961,192	$961,192	$—	$—
Mortgage loans held for sale	8,614	8,818	—	8,818	—
Federal Home Loan Bank stock	9,376	9,376	—	9,376	—
Loans, net	4,115,405	4,129,091	—	—	4,129,091
Accrued interest receivable	13,745	13,745	13,745	—	—

Liabilities
Non-interest bearing deposits	$1,755,754	$1,755,754	$1,755,754	$—	$—
Transaction deposits	3,597,538	3,597,538	—	3,597,538	—
Time deposits	434,222	433,813	—	433,813	—
Securities sold under agreement to repurchase	75,466	75,466	—	75,466	—
Federal funds purchased	10,374	10,374	—	10,374	—
Accrued interest payable	300	300	300	—	—

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

Effective March 31, 2022, mortgages originated and intended for sale in the secondary market are carried at fair value, as determined by outstanding commitments from investors. Mortgage loans held for sale as of December 31, 2021 and prior were carried at the lower of cost or market value.

Activity for mortgage loans held for sale, at fair value, was as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Balance, beginning of period:	$9,323	$6,579	$8,614	$22,547
Origination of mortgage loans held for sale	43,814	50,692	79,643	119,431
Loans held for sale acquired	-	3,071	3,559	3,071
Proceeds from the sale of mortgage loans held for sale	(43,504)	(55,844)	(82,275)	(141,747)
Net gain on sale of mortgage loans held for sale	412	922	504	2,118
Balance, end of period	$10,045	$5,420	$10,045	$5,420

The following table represents the components of Mortgage banking income:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021

Net gain realized on sale of mortgage loans held for sale	$412	$922	$504	$2,118
Net change in fair value recognized on loans held for sale	70	-	43	-
Net change in fair value recognized on rate lock loan commitments	797	-	1,189	-
Net change in fair value recognized on forward contracts	(814)	-	(635)	-
Net gain recognized	465	922	1,101	2,118

Net loan servicing income	1,215	333	1,917	588
Amortization of mortgage servicing rights	(856)	(174)	(1,337)	(426)
Change in mortgage servicing rights valuation allowance	-	-	-	-
Net servicing income recognized	359	159	580	162

Other mortgage banking income	471	222	617	467
Total mortgage banking income	$1,295	$1,303	$2,298	$2,747

Activity for capitalized mortgage servicing rights was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Balance at beginning of period	$16,877	$2,865	$4,528	$2,710
MSRs acquired	—	1,662	12,676	1,662
Additions for mortgage loans sold	483	304	637	711
Amortization	(856)	(174)	(1,337)	(426)
Impairment	—	—	—	—

Balance at end of period	$16,504	$4,657	$16,504	$4,657

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

The estimated fair value of MSRs at June 30, 2022 and December 31, 2021 were $26 million and $6 million, respectively. MSRs with an estimated fair value of $13 million were acquired in the CB acquisition. There was no valuation allowance recorded for MSRs as of June 30, 2022 and December 31, 2021, as fair value exceeded carrying value.

Total outstanding principal balances of loans serviced for others were $2.16 billion and $698 million at June 30, 2022 and December 31, 2021, respectively. Loans serviced for others acquired as part of the CB acquisition totaled $1.5 billion at the date of acquisition.

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

The following table includes the notional amounts and fair values of mortgage loans held for sale and mortgage banking derivatives:

	June 30, 2022
(in thousands)	Notional Amount	Fair Value
Included in Mortgage loans held for sale:
Mortgage loans held for sale, at fair value	$9,989	$10,045

Included in other assets:
Rate lock loan commitments	$17,951	$472
Mandatory forward contracts	18,459	44

(16)	Accumulated Other Comprehensive Income (Loss)

The following table illustrates activity within the balances of AOCI by component:

	Net unrealized	Net unrealized	Minimum
	gains (losses)	gains (losses)	pension
	on available for	on cash	liability
(in thousands)	sale debt securities	flow hedges	adjustment	Total
Three months ended June 30, 2022
Balance, beginning of period	$(57,316)	$-	$(283)	$(57,599)
Net current period other comprehensive loss	(29,738)	-	-	(29,738)
Balance, end of period	$(87,054)	$-	$(283)	$(87,337)

Three months ended June 30, 2021
Balance, beginning of period	$(2,513)	$(90)	$(447)	$(3,050)
Net current period other comprehensive income	4,808	32	-	4,840
Balance, end of period	$2,295	$(58)	$(447)	$1,790

	Net unrealized	Net unrealized	Minimum
	gains (losses)	gains (losses)	pension
	on available for	on cash	liability
(in thousands)	sale debt securities	flow hedges	adjustment	Total
Six months ended June 30, 2022
Balance, beginning of period	$(7,657)	$-	$(283)	$(7,940)
Net current period other comprehensive loss	(79,397)	-	-	(79,397)
Balance, end of period	$(87,054)	$-	$(283)	$(87,337)

Six months ended June 30, 2021
Balance, beginning of period	$9,310	$(122)	$(447)	$8,741
Net current period other comprehensive income (loss)	(7,015)	64	-	(6,951)
Balance, end of period	$2,295	$(58)	$(447)	$1,790

(17)	Preferred Stock

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

The following table reflects net income (numerator) and average shares outstanding (denominator) for basic and diluted net income per share computations:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share data)	2022	2021	2022	2021
Net income available to stockholders	$26,794	$4,184	$34,700	$26,894

Weighted average shares outstanding - basic	29,131	24,140	28,186	23,489
Dilutive securities	215	239	235	242
Weighted average shares outstanding- diluted	29,346	24,379	28,421	23,731

Net income per share - basic	$0.92	$0.17	$1.23	$1.14
Net income per share - diluted	0.91	0.17	1.22	1.13

Certain SARs that were excluded from the EPS calculation because their impact was antidilutive were as follows:

	Three months ended		Six months ended
(shares in thousands)	June 30,		June 30,
	2022	2021	2022	2021
Antidilutive SARs	61	29	61	29

(19)	Stock-Based Compensation

The fair value of all stock-based awards granted, net of estimated forfeitures, is recognized as compensation expense over the respective service period.

At Bancorp's 2015 Annual Meeting of Shareholders, shareholders approved the 2015 Omnibus Equity Compensation Plan and authorized the shares available from the expiring 2005 plan for future awards under the 2015 plan. In 2018, shareholders approved an additional 500,000 shares for issuance under the plan. As of June 30, 2022, there were 379,000 shares available for future awards. The 2005 Stock Incentive Plan expired in April 2015 and SARs granted under this plan expire as late as 2025. The 2015 Stock Incentive Plan has no defined expiration date.

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

Fair values of SARs are estimated at the date of grant using the Black-Scholes option-pricing model, a leading formula for calculating such value. This model requires the input of assumptions, changes to which can materially impact the fair value estimate. The following assumptions were used in SAR valuations at the grant date in each year:

Assumptions	2022	2021
Dividend yield	2.38%	2.52%
Expected volatility	25.42%	25.21%
Risk free interest rate	1.98%	1.23%
Expected life (in years)	7.1	7.1

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

Bancorp utilized cash of $233,000 and $164,000 during the first six months of 2022 and 2021, respectively, for the purchase of shares upon the vesting of RSUs.

Bancorp has recognized stock-based compensation expense for SARs, RSAs and PSUs within compensation expense and RSUs for directors within other non-interest expense, as follows:

	Three months ended June 30, 2022
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$94	$350	$87	$526	$1,057
Deferred tax benefit	(19)	(74)	(18)	(111)	(222)
Total net expense	$75	$276	$69	$415	$835

	Three months ended June 30, 2021
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$86	$337	$78	$913	$1,414
Deferred tax benefit	(18)	(71)	(16)	(192)	(297)
Total net expense	$68	$266	$62	$721	$1,117

	Six months ended June 30, 2022
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$187	$682	$172	$1,007	$2,048
Deferred tax benefit	(39)	(144)	(36)	(212)	(431)
Total net expense	$148	$538	$136	$795	$1,617

	Six months ended June 30, 2021
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$175	$666	$154	$1,268	$2,263
Deferred tax benefit	(37)	(140)	(32)	(267)	(476)
Total net expense	$138	$526	$122	$1,001	$1,787

Detail of unrecognized stock-based compensation expense follows:

	Stock
(in thousands)	Appreciation	Restricted	Restricted	Performance
Year ended	Rights	Stock Awards	Stock Units	Stock Units	Total

Remainder of 2022	$189	$715	$159	$1,054	$2,117
2023	311	1,232	2	1,303	2,848
2024	205	1,002	—	603	1,810
2025	146	763	—	—	909
2026	88	436	—	—	524
2027	10	50	—	—	60
Total estimated expense	$949	$4,198	$161	$2,960	$8,268

The following table summarizes SARs activity and related information:

								Weighted
					Weighted		Weighted	average
					average	Aggregate	average	remaining
		Exercise			exercise	intrinsic	fair	contractual
(in thousands, except per share data)	SARs	price			price	value(1)	value	life (in years)

Outstanding, January 1, 2021	593	$15.24	-	$40.00	$27.47	$7,706	$4.44	5.1
Granted	30	47.17	-	50.71	50.48	—	9.69
Exercised	(108)	15.24	-	19.37	16.40	4,239	2.85
Forfeited	—		—		—	—	—
Outstanding, December 31, 2021	515	$15.24	-	$50.71	$31.16	$16,854	$5.08	5.1

Outstanding, January 1, 2022	515	$15.24	-	$50.71	$31.16	$16,854	$5.08	5.1
Granted	33	53.29	-	54.91	54.86	—	11.82
Exercised	(61)	15.24	-	36.65	16.69	2,544	2.78
Forfeited	—		—		—	—	—
Outstanding, June 30, 2022	487	$15.24	-	$54.91	$34.58	$12,294	$5.83	5.4

Vested and exercisable	349	$15.24	-	$50.71	$30.84	$10,121	$4.97	4.4
Unvested	138	35.90	-	54.91	44.06	2,173	8.08	3.3
Outstanding, June 30, 2022	487	$15.24	-	$54.91	$34.58	$12,294	$5.83	5.4

Vested in the current year	43	$35.90	-	$50.71	$39.29	$881	$6.71

(1) – Aggregate intrinsic value for SARs is defined as the amount by which the current market price of the underlying stock exceeds the exercise or grant price.

The following table summarizes activity for RSAs granted:

		Grant date
		weighted
(in thousands, except per share data)	RSAs	average cost

Unvested at January 1, 2021	99	$36.85
Shares awarded	39	46.90
Restrictions lapsed and shares released	(34)	35.48
Shares forfeited	(5)	40.81
Unvested at December 31, 2021	99	$41.07

Unvested at January 1, 2022	99	$41.07
Shares awarded	36	58.47
Restrictions lapsed and shares released	(31)	40.38
Shares forfeited	(3)	45.15
Unvested at June 30, 2022	101	$47.25

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

Bancorp had outstanding undesignated interest rate swap contracts as follows:

	Receiving		Paying
	June 30,	December 31,	June 30,	December 31,
(dollars in thousands)	2022	2021	2022	2021

Notional amount	$141,432	$123,983	$141,432	$123,983
Weighted average maturity (years)	7.6	7.2	7.6	7.2
Fair value	$6,475	$3,148	$6,487	$3,162

(21)	Regulatory Matters

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

Additionally, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, Bancorp and the Bank must hold a 2.5% capital conservation buffer composed of Common Equity Tier 1 Risk-Based Capital above the minimum risk-based capital requirements for the Common Equity Tier 1 Risk-Based Capital ratio, Tier 1 Risk-Based Capital ratio and Total Risk-Based Capital ratio necessary to be considered adequately-capitalized. At June 30, 2022, the adequately-capitalized minimums, including the capital conservation buffer, were a 6.0% Common Equity Tier 1 Risk-Based Capital ratio, 8.5% Tier 1 Risk-Based Capital ratio and 10.5% Total Risk-Based Capital ratio. The capital conservation buffer was phased in starting in 2016 at 0.625% and was fully implemented at 2.5% effective January 1, 2019.

As a result of the CB acquisition, Bancorp became the 100% successor owner of the following unconsolidated trust subsidiaries: Commonwealth Statutory Trust III, Commonwealth Statutory Trust IV and Commonwealth Statutory Trust V. The sole assets of the trust subsidiaries represent the proceeds of offerings loaned in exchange for subordinated debentures with similar terms to the TPS. The TPS are treated as part of Tier 1 Capital. The subordinated note and related interest expense are included in Bancorp’s consolidated financial statements. The subordinated notes are currently redeemable at Bancorp’s option on a quarterly basis. As of June 30, 2022, subordinated notes added through the CB acquisition totaled $26 million.

Bancorp continues to exceed the regulatory requirements for all calculations. Bancorp and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB and the FDIC, in addition to the capital conservation buffer.

The following table sets forth consolidated Bancorp’s and the Bank’s risk based capital amounts and ratios:

(dollars in thousands)	Actual		Minimum for adequately capitalized		Minimum for well capitalized
June 30, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$701,168	12.27%	$457,306	8.00%	NA	NA
Bank	662,354	11.63	455,798	8.00	$569,747	10.00%

Common equity tier 1 risk-based capital (1)
Consolidated	617,901	10.81	257,235	4.50	NA	NA
Bank	605,087	10.62	256,386	4.50	370,336	6.50

Tier 1 risk-based capital (1)
Consolidated	643,901	11.26	342,980	6.00	NA	NA
Bank	605,087	10.62	341,848	6.00	455,798	8.00

Leverage (2)
Consolidated	643,901	8.58	300,343	4.00	NA	NA
Bank	605,087	8.06	300,127	4.00	375,159	5.00

(dollars in thousands)	Actual		Minimum for adequately capitalized		Minimum for well capitalized
December 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$596,411	12.79%	$372,929	8.00%	NA	NA
Bank	577,078	12.42	371,809	8.00	$464,761	10.00%

Common equity tier 1 risk-based capital (1)
Consolidated	556,590	11.94	209,772	4.50	NA	NA
Bank	537,257	11.56	209,142	4.50	302,095	6.50

Tier 1 risk-based capital (1)
Consolidated	556,590	11.94	279,696	6.00	NA	NA
Bank	537,257	11.56	278,857	6.00	371,809	8.00

Leverage (2)
Consolidated	556,590	8.86	251,348	4.00	NA	NA
Bank	537,257	8.57	250,871	4.00	313,588	5.00

(1)    Ratio is computed in relation to risk-weighted assets.

(2)    Ratio is computed in relation to average assets.

NA – Regulatory framework does not define “well-capitalized” for holding companies

(22)	Segments

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

The majority of the net assets of Bancorp are involved in the commercial banking segment. As of June 30, 2022, goodwill totaling $203 million was recorded on Bancorp’s consolidated balance sheets, of which $175 million is attributed to the commercial banking segment and $28 million is attributed to WM&T. The portion of total goodwill attributed to WM&T relates entirely to the CB acquisition, which generated $67 million in total goodwill. With the exception of goodwill attributed to WM&T through the CB acquisition, assets assigned to WM&T consist primarily of net premises and equipment and a receivable related to fees earned that have not been collected.

Selected financial information by business segment follows:

	Three months ended June 30, 2022			Three months ended June 30, 2021
(in thousands)	Commercial Banking	WM&T	Total	Commercial Banking	WM&T	Total

Net interest income	$56,888	$96	$56,984	$41,516	$68	$41,584
Provision for credit losses	(200)	—	(200)	4,147	—	4,147
Wealth management and trust services	—	9,495	9,495	—	6,858	6,858
All other non-interest income	12,445	—	12,445	8,930	—	8,930
Non-interest expenses	38,876	5,799	44,675	44,481	3,696	48,177
Income before income tax expense	30,657	3,792	34,449	1,818	3,230	5,048
Income tax expense	6,724	823	7,547	190	674	864
Net income	23,933	2,969	26,902	1,628	2,556	4,184
Less net income attributable to NCI	108	—	108	—	—	—
Net income attributable to stockholders	$23,825	$2,969	$26,794	$1,628	$2,556	$4,184

Segment assets	$7,550,846	$32,259	$7,583,105	$6,084,185	$3,887	$6,088,072

	Six months ended June 30, 2022			Six months ended June 30, 2021
(in thousands)	Commercial Banking	WM&T	Total	Commercial Banking	WM&T	Total

Net interest income	$105,541	$203	$105,744	$79,258	$151	$79,409
Provision for credit losses	2,079	—	2,079	2,672	—	2,672
Wealth management and trust services	—	17,738	17,738	—	13,106	13,106
All other non-interest income	23,405	—	23,405	16,526	—	16,526
Non-interest expenses	90,566	10,406	100,972	66,177	6,973	73,150
Income before income tax expense	36,301	7,535	43,836	26,935	6,284	33,219
Income tax expense	7,357	1,635	8,992	4,988	1,337	6,325
Net income	28,944	5,900	34,844	21,947	4,947	26,894
Less net income attributable to NCI	144	—	144	—	—	—
Net income attributable to stockholders	$28,800	$5,900	$34,700	$21,947	$4,947	$26,894

Segment assets	$7,550,846	$32,259	$7,583,105	$6,084,185	$3,887	$6,088,072

(23)    Revenue from Contracts with Customers

All of Bancorp’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The table below presents Bancorp’s sources of non-interest income with items outside the scope of ASC 606 noted as such:

	Three months ended June 30, 2022			Three months ended June 30, 2021
(in thousands)	Commercial Banking	WM&T	Total	Commercial Banking	WM&T	Total
Wealth management and trust services	$—	$9,495	$9,495	$—	$6,858	$6,858
Deposit service charges	2,061	—	2,061	1,233	—	1,233
Debit and credit card income	4,748	—	4,748	3,284	—	3,284
Treasury management fees	2,187	—	2,187	1,730	—	1,730
Mortgage banking income(1)	1,295	—	1,295	1,303	—	1,303
Net investment product sales commissions and fees	731	—	731	545	—	545
Bank owned life insurance(1)	270	—	270	206	—	206
Other(2)	1,153	—	1,153	629	—	629
Total non-interest income	$12,445	$9,495	$21,940	$8,930	$6,858	$15,788

	Six months ended June 30, 2022			Six months ended June 30, 2021
(Dollars in thousands)	Commercial Banking	WM&T	Total	Commercial Banking	WM&T	Total
Wealth management and trust services	$—	$17,738	$17,738	$—	$13,106	$13,106
Deposit service charges	3,924	—	3,924	2,177	—	2,177
Debit and credit card income	8,867	—	8,867	5,557	—	5,557
Treasury management fees	4,091	—	4,091	3,270	—	3,270
Mortgage banking income(1)	2,298	—	2,298	2,747	—	2,747
Gain on sale of securities	—	—	—	—	—	—
Net investment product sales commissions and fees	1,338	—	1,338	1,009	—	1,009
Bank owned life insurance(1)	536	—	536	367	—	367
Other(2)	2,351	—	2,351	1,399	—	1,399
Total non-interest income	$23,405	$17,738	$41,143	$16,526	$13,106	$29,632

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

WM&T provides customers fiduciary and investment management services as agreed upon in asset management contracts. The contracts require WM&T to provide a series of distinct services for which fees are earned over time. The contracts are cancellable upon demand with fees typically based upon the asset value of investments. Revenue is accrued and recognized monthly based upon month-end asset values and collected from the customer predominately in the following month except for a small percentage of fees collected quarterly. Incentive compensation related to WM&T activities is considered a cost of obtaining the contract. Contracts between WM&T and customers do not permit performance-based fees and accordingly, none of the fee income earned by WM&T is performance-based. Trust fees receivable were $3.3 million and $2.9 million at June 30, 2022 and December 31, 2021, respectively.

Investment products sales commissions and fees represent the Bank’s share of transaction fees and wrap fees resulting from investment services and programs provided through an agent relationship with a third party broker-dealer. Transaction fees are assessed at the time of the transaction. Those fees are collected and recognized on a monthly basis. Trailing fees are based upon market values and are assessed, collected and recognized on a quarterly basis. Because the Bank acts as an agent in arranging the relationship between the customer and third party provider, and does not control the services rendered, investment product sales commissions and fees are reported net of related costs, including nominal incentive compensation, and trading activity charges of $395,000 and $289,000 for the six month periods ended June 30, 2022 and 2021.

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

Bancorp did not establish any contract assets or liabilities as a result of adopting ASC 606, nor were any recognized during the three and six months ended June 30, 2022.

(24)	Leases

Bancorp has operating leases for various branch locations with terms ranging from one year to 18 years, some of which include options to extend the leases in five-year increments. A total of four operating leases were added as a result of the CB acquisition. Options reasonably expected to be exercised are included in determination of the right-of-use asset. Bancorp elected to use a practical expedient to expense short-term lease obligations associated with leases with original terms of 12 months or less. Bancorp elected not to separate non-lease components from lease components for its operating leases. The right-of-use lease asset and operating lease liability are recorded in premises and equipment and other liabilities on the consolidated balance sheet.

Balance sheet, income statement and cash flow detail regarding operating leases follows:

(dollars in thousands)	June 30, 2022	December 31, 2021

Balance Sheet
Operating lease right-of-use asset	$16,711	$14,958
Operating lease liability	18,113	16,408

Weighted average remaining lease term (years)	8.5	9.4
Weighted average discount rate	2.90%	3.02%

Maturities of lease liabilities:
One year or less	$1,675	$2,634
Year two	3,358	2,673
Year three	3,057	2,408
Year four	2,318	1,924
Year five	1,842	1,608
Greater than five years	8,330	7,699
Total lease payments	$20,580	$18,946
Less imputed interest	2,467	2,538
Total	$18,113	$16,408

	Three months ended	Three months ended
(in thousands)	June 30, 2022	June 30, 2021
Income Statement
Components of lease expense:
Operating lease cost	$792	$520
Variable lease cost	58	62
Less sublease income	24	13
Total lease cost	$826	$569

	Six months ended	Six months ended
(in thousands)	June 30, 2022	June 30, 2021
Income Statement
Components of lease expense:
Operating lease cost	$1,448	$1,007
Variable lease cost	115	113
Less sublease income	48	27
Total lease cost	$1,515	$1,093

	Six months ended	Six months ended
(in thousands)	June 30, 2022	June 30, 2021
Cash flow Statement
Supplemental cash flow information:
Operating cash flows from operating leases	$1,800	$1,190

As of June 30, 2022, Bancorp had not entered into any lease agreements that had yet to commence.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Stock Yards Bancorp, Inc. (“Bancorp” or “the Company”), is a FHC headquartered in Louisville, Kentucky and is engaged in the business of banking through its wholly owned subsidiaries, Stock Yards Bank & Trust Company (“SYB” or “the Bank”) and SYB Insurance Company, Inc. (“the Captive”). Bancorp, which was incorporated in 1988 in Kentucky, is registered with, and subject to supervision, regulation and examination by, the Board of Governors of the Federal Reserve System. As Bancorp has no significant operations of its own, its business is essentially that of SYB and the Captive. The operations of SYB and the Captive are fully reflected in the consolidated financial statements of Bancorp. Accordingly, references to “Bancorp” in this document may encompass both the holding company and its subsidiaries, however, it should be noted that the business of the Captive is immaterial to the overall results of operations and financial condition of Bancorp. All significant inter-company transactions and accounts have been eliminated in consolidation.

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

The Captive, a wholly owned subsidiary of the Bancorp, is a Nevada-based captive insurance company that provides insurance against certain risks unique to operations of the Company and its subsidiaries for which insurance may not be currently available or economically feasible in today’s insurance marketplace. The Captive pools resources with several other similar insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves. The Captive is subject to regulations of the State of Nevada and undergoes periodic examinations by the Nevada Division of Insurance. It has elected to be taxed under Section 831(b) of the Internal Revenue Code. Pursuant to Section 831(b), if gross premiums do not exceed $2,450,000, then the Captive is taxable solely on its investment income. The Captive is included in the Company’s consolidated financial statements and its federal income tax return.

As a result of its acquisition of Commonwealth Bancshares, Inc. on March 7, 2022, Bancorp became the 100% successor owner of three unconsolidated Delaware trust subsidiaries: Commonwealth Statutory Trust III, Commonwealth Statutory Trust IV and Commonwealth Statutory Trust V. The sole assets of the trust subsidiaries represent the proceeds of offerings loaned in exchange for subordinated debentures with similar terms to the TPS.

Also as a result of its acquisition of Commonwealth Bancshares, Inc., Bancorp acquired a 60% interest in Landmark Financial Advisors, LLC (LFA), which is based in Bowling Green, Kentucky and provides wealth management services. LFA is consolidated into the Company. The 40% non-controlling interest is presented within the consolidated financial statements and represents the interest in LFA not owned by Bancorp.

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

There is no assurance that any list of risks and uncertainties or risk factors is complete. Factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements include, among other things:

●

Residual impact, if any, of the COVID-19 pandemic on Bancorp’s business, including the impact of the actions taken by governmental authorities to try and contain the pandemic or address the impact of the pandemic on the U.S. economy (including, without limitation, various relief efforts), and the resulting effect of all such items on our operations, liquidity and capital position, and on the financial condition of Bancorp’s borrowers and other customers;

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

Acquisition of Commonwealth Bancshares, Inc. and its Subsidiary Commonwealth Bank & Trust Company

On March 7, 2022, Bancorp completed its acquisition of Commonwealth Bancshares, Inc. and its wholly owned subsidiary, Commonwealth Bank & Trust Company, collectively defined as “CB,” a Louisville, Kentucky-based commercial bank and trust company, which operated 15 retail branches, including nine in Jefferson County, four in Shelby County, and two in Northern Kentucky. At the time of acquisition and net of purchase accounting adjustments, CB had $1.34 billion in assets, $632 million in loans, $247 million in investment securities and $1.12 billion in deposits in addition to maintaining a WM&T Department with total assets under management of approximately $2.65 billion. CB was also the holding company for three unconsolidated Delaware trust subsidiaries and a 60% interest in Landmark Financial Advisors, LLC (LFA). Bancorp became the 100% successor owner of all three trust subsidiaries and also retained the 60% interest in LFA upon acquisition. Bancorp acquired all outstanding common stock of CB, Inc. in a combined stock and cash transaction that resulted in total consideration paid to CB shareholders of $168 million.

Bancorp recorded goodwill of $67 million and incurred pre-tax merger related expenses totaling $19.5 million during the first quarter of 2022 as a result of the CB acquisition.

The acquisition of CB has had a significant impact on the ACL and credit loss provisioning in 2022. In total, the CB acquisition served to increase the ACL on loans by $14 million at acquisition date. This increase consisted of $10 million attributed to the acquired PCD loan portfolio, with the corresponding offset recorded to goodwill (as opposed to provision for credit loss expense), and $4.4 million of provision for credit loss expense recorded in relation to the acquired loan portfolio.

Acquisition of Kentucky Bancshares, Inc. and its Subsidiary Kentucky Bank

On May 31, 2021, Bancorp completed its acquisition of Kentucky Bancshares, Inc. and its wholly owned subsidiary, Kentucky Bank, collectively defined as “KB,” a Paris, Kentucky-based commercial bank and trust company, which operated 19 retail branches throughout central and eastern Kentucky. At the time of acquisition and net of purchase accounting adjustments, KB had $1.27 billion in assets, $755 million in loans, $396 million in investment securities and $1.04 billion in deposits. KB was also the holding company for an insurance captive, which Bancorp retained and renamed SYB Insurance Company, Inc. Bancorp acquired all outstanding common stock of KB in a combined stock and cash transaction that resulted in total consideration paid to KB shareholders of $233 million.

Bancorp recorded goodwill of $123 million and incurred pre-tax merger related expenses totaling $18.1 million for the year ended December 31, 2021 as a result of the KB acquisition.

The acquisition of KB had a significant impact on the ACL and credit loss provisioning for the year ended December 31, 2021. In total, the KB acquisition served to increase the ACL by $14 million at acquisition date. This increase consisted of $7 million attributed to the acquired PCD loan portfolio, with the corresponding offset recorded to goodwill (as opposed to provision for credit loss expense), and $7.4 million attributed to the acquired non-PCD portfolio, which represented the acquisition-related credit loss expense at the time of acquisition.

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

Overview – Operating Results (FTE)

The following table presents an overview of Bancorp’s financial performance for the three months ended June 30, 2022 and 2021:

(dollars in thousands, except per share data)			Variance
Three months ended June 30,	2022	2021	$/bp	%

Net income attributed to stockholders	$26,794	$4,184	$22,610	540%
Diluted earnings per share	$0.91	$0.17	$0.74	435%
ROA	1.40%	0.32%	108 bps	338%
ROE	14.34%	3.25%	1,109 bps	341%

Additional discussion follows under the section titled “Results of Operations.”

General highlights for the three months ended June 30, 2022 compared to June 30, 2021:

●

Bancorp completed its acquisition of CB on March 7, 2022. At the time of acquisition and net of purchase accounting adjustments, CB had approximately $1.34 billion in total assets, $632 million in loans, $247 million in investment securities and $1.12 billion in deposits. Given the timing of the acquisition, the three months ended June 30, 2022 represented the first full quarter of activity associated with the CB acquisition. There were no one-time merger related expenses recorded for the three months ended June 30, 2022.

●

Bancorp also completed its acquisition of KB on May 31, 2021. At the time of acquisition and net of purchase accounting adjustments, KB had approximately $1.27 billion in assets, $755 million in loans, $396 million in investment securities and $1.04 billion in deposits, further contributing to the substantial balance sheet growth experienced over the past twelve months. Given the timing of the acquisition, the three months ended June 30, 2021 included only one month of activity associated with the KB acquisition and included $18.1 million of one-time merger related expenses in addition to $7.4 million in credit loss expense associated with the acquired loan portfolio.

●

Net income totaled $26.8 million, resulting in diluted EPS of $0.91 for the three months ended June 30, 2022, a significant increase over $0.17 for the same period of 2021, which included the acquisition related charges mentioned above. Significant factors affecting the results for the three months ended June 30, 2022 and 2021 include:

o	The three months ended June 30, 2022 represented the first full quarter of activity related to the CB acquisition. No one-time merger related expenses were recorded during the period.
o

The three months ended June 30, 2021 represented only one month of activity related to the KB acquisition and included $18.1 million of one-time merger related expenses and $7.4 million in credit loss expense related to the acquired loan portfolio.

o

Net interest income increased $15.4 million, or 37%, for the three months ended June 30, 2022 compared to the same period of 2021, as both acquisition-related growth and organic growth in loans and investment securities overcame a substantial decline in PPP-related fee recognition.

o

Negative provision for credit losses of $200,000 was recorded for the three months ended June 30, 2022 compared to expense of $4.1 million for the same period of last year. The negative provision recorded for the three months ended June 30, 2022 was driven mainly by the release of $3.0 million in specific reserves associated with recently acquired loans. The expense recorded for the prior year was driven by the KB acquisition, which was completed in the second quarter of 2021.

●

NIM decreased 16 bps to 3.20% for the three months ended June 30, 2022 compared to 3.36% for the same period in 2021. Recent interest rate actions from the FRB have had a positive impact on net interest income and NIM, but the full effects of rising rates were not realized during the three months ended June 30, 2022 due to the timing of the rate increases. Bancorp expects to realize further benefits to net interest income and NIM from both the recent hikes and anticipated future hikes in the quarters ahead.

●

Total loans (excluding PPP loans) increased $1.01 billion, or 26%, compared to June 30, 2021, driven by the addition of $630 million in loans during the first quarter of 2022 in relation to the CB acquisition and strong organic growth. Average loans (excluding PPP loans) increased $1.46 billion, or 44%, for the three months ended June 30, 2022 compared to the same period in 2021. Average balance growth was driven by the CB acquisition noted above and strong organic growth in addition to $755 million in loans added through the KB acquisition on May 31, 2021, the effect of which was only partially captured in the prior year average balances due to the timing of the acquisition.

●

The PPP loan portfolio decreased $340 million, or 90%, compared to June 30, 2021 as the result of anticipated forgiveness activity, driving a $5.8 million, or 83%, decline in PPP-related interest and fee income for the three months ended June 30, 2022 compared to the same period of 2021.

●

Negative provision for credit losses of $200,000 was recorded for the three months ended June 30, 2022 compared to total expense of $4.1 million for the same period of last year. The release of approximately $3.0 million of specific reserves related to recently acquired loans was the main driver of the negative provision recorded for the three months ended June 30, 2022, which more than offset expense associated with a deteriorating unemployment forecast and qualitative factor adjustments within the CECL model. Expense recorded for the prior year period was attributed to the loan portfolio acquired through the KB acquisition.

●	Bancorp’s ACL on loans to total loans was 1.36% at June 30, 2022 compared to 1.29% at December 31, 2021, the increase stemming from acquisition-related activity within the ACL on loans.
●

Deposit balances increased $1.29 billion, or 25%, compared to June 30, 2021, as a result of assuming approximately $1.12 billion in deposits during the first quarter in relation to the CB acquisition. The growth stemming from the first quarter CB acquisition was partially offset during the second quarter as a result of anticipated seasonal deposit runoff related mainly to public fund deposits, customer tax payment activity and time deposit maturities.

●

Total non-interest income increased $6.2 million, or 39%, for the three month period ended June 30, 2022 compared to the same period of 2021. The second quarter of 2022 benefitted from both significant contributions stemming from acquisition-related activity and organic growth over the past twelve months. All non-interest income revenue streams experienced significant increases over the same quarter of the prior year, with the exception of mortgage banking, which was flat compared to the prior year period.

●	Non-interest expenses decreased $3.5 million, or 7%, for the three months ended June 30, 2022 compared to the same period of 2021, remaining controlled and generally in line with expectations.
●

Bancorp’s efficiency ratio (FTE) for the three month period ended June 30, 2022 was 56.42%, while the ratio for the same period of the prior year was 83.86%, the latter reflecting one-time merger-related expenses attributed to the KB acquisition. Excluding these non-recurring expenses and amortization of investments in tax credit partnerships, the adjusted efficiency ratio, a non-GAAP measure, would have been 56.31% and 51.95% for the three months ended June 30, 2022 and 2021, respectively. See the section titled “Non-GAAP Financial Measures” for reconcilement of non-GAAP to GAAP measures.

The following table presents an overview of Bancorp’s financial performance for the six months ended June 30, 2022 and 2021:

(dollars in thousands, except per share data)			Variance
Six months ended June 30,	2022	2021	$/bp	%

Net income attributed to stockholders	$34,700	$26,894	$7,806	29%
Diluted earnings per share	$1.22	$1.13	$0.09	8%
ROA	0.96%	1.09%	(13) bps	-12%
ROE	9.62%	11.28%	(166) bps	-15%

Additional discussion follows under the section titled “Results of Operations.”

General highlights for the six months ended June 30, 2022 compared to June 30, 2021:

●

Bancorp completed its acquisition of CB on March 7, 2022. At the time of acquisition and net of purchase accounting adjustments, CB had approximately $1.34 billion in assets, $632 million in loans, $247 million in investment securities and $1.12 billion in deposits. Given the timing of the acquisition, the six months ended June 30, 2022 did not include a full six months of activity associated with the CB acquisition. Further, $19.5 million in one-time merger related expenses were recorded in the first quarter of 2022 in addition to $4.4 million of credit loss expense associated with the acquired loan portfolio.

●

Bancorp also completed its acquisition of KB on May 31, 2021. At the time of acquisition and net of purchase accounting adjustments, KB had approximately $1.27 billion in assets, $755 million in loans, $396 million in investment securities and $1.04 billion in deposits at the time of acquisition last year. Given the timing of the acquisition, the six months ended June 30, 2021 only represented one month of activity associated with the KB acquisition and included $18.5 million of one-time merger related expenses in addition to $7.4 million in credit loss expense associated with the acquired loan portfolio.

●

Net income totaled $34.7 million, resulting in diluted EPS of $1.22 for the six months ended June 30, 2022, an 8% increase over $1.13 for the same period of 2021. Significant factors affecting the results for the six months ended June 30, 2022 and 2021 include:

o

The six months ended June 30, 2022 represented approximately four months of activity related to the CB acquisition, including $19.5 million in one-time merger related expenses and $4.4 million of credit loss expense related to the acquired loan portfolio.

o

The six months ended June 30, 2021 represented only one month of activity related to the KB acquisition and included $18.5 million of one-time merger related expenses and $7.4 million in credit loss expense related to the acquired loan portfolio.

o

Net interest income increased $26.3 million, or 33%, for the six months ended June 30, 2022 compared to the same period of 2021, as both acquisition-related growth and organic growth in loans and investment securities overcame a substantial decline in PPP-related fee recognition.

o

Total provision for credit loss expense was $2.1 million for the six months ended June 30, 2022 compared to $2.7 million for the same period of last year. The expense recorded for both periods was driven by the respective acquisitions.

●

NIM decreased 24 bps to 3.14% for the six months ended June 30, 2022 compared to 3.38% for the same period in 2021. Recent interest rate actions from the FRB have had a positive impact on net interest income and NIM, but the full effects of rising rates were not realized during the six months ended June 30, 2022 due to the timing of the rate increases. Bancorp expects to realize further benefits to net interest income and NIM from both the recent hikes and anticipated future hikes.

●

Total loans (excluding PPP loans) increased $1.01 billion, or 26%, compared to June 30, 2021, driven by the addition of $630 million in loans during the first quarter of 2022 in relation to the CB acquisition and strong organic growth. Average loans (excluding PPP loans) increased $1.38 billion, or 44%, for the six months ended June 30, 2022 compared to the same period in 2021. Average balance growth was driven by the CB acquisition noted above and strong organic growth in addition to $755 million in loans added through the KB acquisition on May 31, 2021, the effect of which was only partially captured in the prior year average balances due to the timing of the acquisition.

●

The PPP loan portfolio decreased $340 million, or 90%, compared to June 30, 2021 as the result of forgiveness activity, driving a $10.0 million, or 71%, decline in PPP-related interest and fee income for the six months ended June 30, 2022 compared to the same period of 2021.

●

Total provision for credit loss expense was $2.1 million for the six months ended June 30, 2022 compared to expense of $2.7 million for the same period of last year. Provision expense for the six months ended June 30, 2022 was driven largely by $4.4 million of expense related to the loan portfolio acquired through the CB acquisition. In addition, the FRB’s forecast of the Seasonally Adjusted National Civilian Unemployment Rate, which is the primary loss driver with Bancorp’s CECL model, deteriorated during the second quarter, presumptively the result of inflation and recession-based fears, resulting in increased credit loss expense along with qualitative factor adjustments within the CECL model. Partially offsetting this activity was the reduction of approximately $3.0 million of specific reserves on individual loans related to recently acquired individual loans that paid off during the second quarter. Provision expense recorded for the six months ended June 30, 2021 was driven by $7.4 million of expense related to the loan portfolio acquired through the KB acquisition, which was offset by the benefits associated with an improving unemployment forecast, the primary loss driver within the CECL model.

●	Bancorp’s ACL on loans to total loans was 1.36% at June 30, 2022 compared to 1.29% at December 31, 2021, the increase stemming mainly from acquisition-related activity within the ACL on loans.
●

Deposit balances increased $1.29 billion, or 25%, compared to June 30, 2021, as a result of assuming approximately $1.12 billion in deposits during the first quarter in relation to the CB acquisition. The growth stemming from the first quarter CB acquisition was partially offset during the second quarter as a result of anticipated seasonal deposit runoff related mainly to public fund deposits, customer tax payment activity and time deposit maturities.

●

Total non-interest income increased $11.5 million, or 39%, for the six month period ended June 30, 2022 compared to the same period of 2021. The first half of 2022 benefitted from both significant contributions stemming from acquisition-related activity and organic growth over the past twelve months. All non-interest income revenue streams experienced significant increases over the same quarter of the prior year, with the exception of mortgage banking, which experienced a significant decline as a result of slowing volumes compared to the re-finance rush that benefitted 2021.

●

Non-interest expenses increased $27.8 million, or 38%, for the six months ended June 30, 2022 compared to the same period of 2021. While both periods experienced elevated non-interest expense as a result of one-time merger related expenses, all non-interest expense categories, with the exception of the FHLB early pre-payment penalty, experienced significant increases over the prior year as a result of anticipated acquisition-related growth. The prior year FHLB early pre-payment penalty, which totaled $474,000, was the result of paying off $14 million of FHLB advances prior to maturity due to excess liquidity held on the balance sheet and the near-term outlook for interest rates at the time of payoff.

●

Bancorp’s efficiency ratio (FTE) for the six months ended June 30, 2022 was 68.53% compared to 67.01% for the same period of 2021, the large fluctuation being the result of one-time merger-related expenses incurred as a result of the respective acquisitions in both periods. Excluding one-time merger costs and expenses related to the amortization of tax credit partnerships, Bancorp’s non-GAAP efficiency ratio for the six months ended June 30, 2022 was 55.18% compared to 49.82% for the same period of 2021. See the section titled “Non-GAAP Financial Measures” for a reconcilement of non-GAAP to GAAP measures.

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

Comparative information regarding net interest income follows:

(dollars in thousands)			Variance
As of and for the three months ended June 30,	2022	2021	$/bp	%

Net interest income	$56,984	$41,584	$15,400	37%
Net interest income (FTE)*	57,244	41,661	15,583	37%
Net interest spread	3.14%	3.29%	(15) bps	-5%
Net interest margin	3.20%	3.36%	(16) bps	-5%
Average interest earning assets	$7,174,072	$4,972,914	$2,201,158	44%

(dollars in thousands)			Variance
As of and for the six months ended June 30,	2022	2021	$/bp	%

Net interest income	$105,744	$79,409	$26,335	33%
Net interest income (FTE)*	106,189	79,535	26,654	34%
Net interest spread	3.09%	3.30%	(21) bps	-6%
Net interest margin	3.14%	3.38%	(24) bps	-7%
Average interest earning assets	$6,812,158	$4,751,469	$2,060,689	43%

*See table titled, "Average Balance Sheets and Interest Rates (FTE)," for detail of net interest income (FTE).

NIM and net interest spread calculations above exclude the sold portion of certain participation loans, which totaled $5 million at both June 30, 2022 and December 31, 2021. These sold loans are on Bancorp’s balance sheet as required by GAAP because Bancorp retains some form of effective control; however, Bancorp receives no interest income on the sold portion. These participation loans sold are excluded from NIM and spread analysis, as Bancorp believes it provides a more accurate depiction of loan portfolio performance.

The following table details the volatility experienced within the interest rate environment over the past twelve months by comparing period end and quarterly average rates:

	June 30,	March 31,	December 31,	September 30,	June 30,
	2022	2022	2021	2021	2021

Five year Treasury note - quarter end	3.01%	2.42%	1.26%	0.98%	0.87%
Five year Treasury note - quarterly average	2.95%	1.83%	1.18%	0.80%	0.84%
Prime rate - quarter end	4.75%	3.50%	3.25%	3.25%	3.25%
Prime rate - quarterly average	3.93%	3.29%	3.25%	3.25%	3.25%
One-month LIBOR - quarter end	1.67%	0.46%	0.10%	0.08%	0.10%
One-month LIBOR - quarterly average	1.02%	0.23%	0.09%	0.09%	0.10%
Overnight SOFR - quarter end	1.50%	0.29%	0.05%	0.05%	0.03%
Overnight SOFR - quarterly average	0.71%	0.09%	0.05%	0.05%	0.01%

Prime rate, the five year Treasury note rate and the one month LIBOR are included in the table above to provide a general indication of the interest rate environment in which Bancorp has operated during the past several quarters. Approximately $1.47 billion, or 30%, of Bancorp’s loans are variable rate and are indexed to either Prime, LIBOR or SOFR, generally repricing as those rates change. At inception, most of Bancorp’s fixed rate loans are priced in relation to the five year Treasury rate.

At June 30, 2022, Bancorp’s loan portfolio consisted of approximately 70% fixed and 30% variable rate loans, with the fixed rate portion pricing generally based on a spread to the five year treasury curve at the time of origination and the variable portion pricing based on an on-going spread to Prime (approximately 70%) or LIBOR/SOFR (approximately 30%).

On March 16, 2022, the FRB increased the FFTR to a range of 0.25%-0.50%, an increase of 25 bps, which resulted in Prime increasing to 3.50%. The hike represented the FRB’s first interest rate action since it cut the FFTR 150 bps in March of 2020 in response to the pandemic, which took Prime from 4.75% to 3.25%. Given the timing of the FRB’s increase, the average interest rate environment experienced for the first quarter of 2022 did not capture the full benefit of the FRB’s March rate increase.

Effective May 4, 2022, the FFTR was increased 50 bps to a range of 0.75%-1.00%, taking Prime to 4.00%. This increase was followed by a 75 bps increase, taking the FFTR to a range of 1.50%-1.75% and Prime to 4.75% effective June 16, 2022, marking Prime’s return to pre-pandemic levels. With 70% of the variable rate loan portfolio tied to Prime and the majority of these loans having floor rates of 4.00%, the FRB’s most recent hike was of particular significance, as it moved these loans off their floors and provided an immediate boost to the yields earned on the variable rate loan portfolio. Given the timing of the most recent FRB hike, the average interest rate environment experienced for the second quarter of 2022 did not capture the full benefit of the FRB’s most recent rate action.

The current economic outlook suggests continued interest rate action from the FRB and prospects of a rising rate environment. While Bancorp expects rising rates to have a positive effect on NIM, pricing pressure/competition for both loans and deposits, elevated levels of liquidity within the banking system in general and the possibility of a flattening yield curve could continue to place pressure on NIM.

Net Interest Income (FTE) – Three months ended June 30, 2022 compared to June 30, 2021

Net interest spread (FTE) and NIM were 3.14% and 3.20%, for the three months ended June 30, 2022 compared to 3.29% and 3.36% for the same period in 2021, respectively. NIM during the three months ended June 30, 2022 was significantly impacted by the following:

●

An interest rate environment that is evolving from the sustained, pandemic-driven lows experienced over the last two years. The FFTR was lowered to a range of 0% - 0.25% in March of 2020, which resulted in Prime dropping to 3.25%, where it remained until the FRB’s hike in mid-March 2022. The FFTR stood at a range of 1.50%-1.75%, and Prime at 4.75%, as of June 30, 2022 as a result of aggressive interest rate action from the FRB during the second quarter of 2022.

●

Substantial balance sheet growth stemming from both acquisition-related activity and organic growth, which resulted in total average earning asset growth of $2.20 billion, or 44%, and average interest-bearing liability growth of $1.55 billion, or 49%, for the three months ended June 30, 2022 compared to the same period of 2021.

●

Overall excess balance sheet liquidity, which contributed to NIM compression in both periods. Excess liquidity within the banking system in general has also led to a highly competitive loan rate environment.

●

PPP originations, which began in the second quarter of 2020 and continued through expiration of the program on May 31, 2021, as well as the related forgiveness activity, which accelerates the recognition of fee income on these loans and continues to impact NIM. The average balance of the PPP loan portfolio decreased $463 million, and related income decreased $5.8 million, for the three months ended June 30, 2022 compared to the same period of 2021. The PPP portfolio contributed a 4 bps benefit to NIM for the three months ended June 30, 2022 compared to a 20 bps benefit for the three months ended June 30, 2021.

Net interest income (FTE) increased $15.6 million, or 37%, for the three months ended June 30, 2022 compared to the same period of 2021, largely as a result of acquisition-related activity, but also driven in part by strong organic loan growth, substantial investment in the investment securities portfolio and the benefits of a rising interest rate environment.

Total average interest earning assets increased $2.20 billion, or 44%, to $7.17 billion for the three months ended June 30, 2022, as compared to the same period of 2021, with the average rate earned on total interest earning assets contracting 16 bps to 3.32%.

●

Average total loan balances increased $1.00 billion, or 26%, for the three months ended June 30, 2022 compared to the same period of 2021. Average non-PPP loan growth of $1.46 billion, or 44%, was driven by acquisition-related expansion and strong organic growth, which was partially offset by a $463 million, or 91%, decline in average PPP loan balances, as forgiveness activity increased.

●

Average investment securities grew $948 million for the three months ended June 30, 2022 compared to the same period of 2021, which was attributed to a combination of strategically deploying excess liquidity through further investment and acquisition-related activity.

●	Average FFS and interest bearing due from bank balances increased $247 million, or 79%, for the three months ended June 30, 2022 due to excess balance sheet liquidity.

Total interest income (FTE) increased $16.2 million, or 37%, to $59.4 million for the three months ended June 30, 2022, as compared to the same period of 2021.

●

Interest and fee income (FTE) on loans increased $10.6 million, or 26%, to $50.8 million for the three months ended June 30, 2022 compared to the same period of 2021, driven by both organic and acquisition-related growth in the non-PPP portfolio, which more than offset a $5.8 million, or 83%, decline in PPP-related income. While the yield on the overall loan portfolio increased a marginal 1 bp to 4.20% for the three months ended June 30, 2022 compared to 4.19% for the same period of the prior year, the yield on the non-PPP portfolio increased 15 bps compared to the prior year period, driven by the rising rate environment.

●

Significant growth in average investment securities led to a $4.5 million increase in interest income (FTE) on the portfolio for the three months ended June 30, 2022 compared to the same period of 2021, driving a 27 bps, or 19%, increase in the corresponding yield on the portfolio. Substantial deployment of excess liquidity benefitted the investment portfolio, as the yields earned on recent purchases have improved dramatically in tandem with rising rates.

●

Interest income on FFS and interest bearing due from bank balances increased $1.0 million for the three months ended June 30, 2022, as a result of average balance growth stemming from excess balance sheet liquidity and rising short-term interest rates. While the yield on these assets increased 69 bps to 0.80% for the three months ended June 30, 2022 compared to the same period of 2021, having a larger portion of the balance sheet concentrated in lower-yielding assets created a larger drag on overall NIM for the second quarter of 2022 compared to the prior period.

Total average interest bearing liabilities increased $1.55 billion, or 49%, to $4.69 billion for the three-month period ended June 30, 2022 compared with the same period in 2021, with the total average cost declining 1 bp to 0.18%.

●

Average interest bearing deposits increased $1.46 billion, or 48%, for the three months ended June 30, 2022 compared to the same period in 2021, with interest-bearing demand deposits accounting for $774 million, or 53%, of the increase. The significant growth was attributed to both acquisition-related activity and organic growth stemming from the general trend of customers maintaining higher levels of liquidity over the past several quarters.

●	Consistent with the average interest bearing deposit growth noted above, average SSUAR balances increased $85 million, for the three months ended June 30, 2022 compared to the same period of 2021.

●

Average FHLB advances decreased $19 million for the three months ended June 30, 2022 compared to the same period of the prior year, as all outstanding FHLB advances either matured or were paid off in 2021.

●	Subordinated debentures totaling $26 million were added as a result of the CB acquisition during the first quarter of 2022.

Total interest expense increased $606,000, or 40%, for the three months ended June 30, 2022 compared to the same period of 2021, a direct result of acquisition-related average deposit balance growth and assumed debt. Despite this growth, the percentage cost of interest bearing liabilities has remained relatively low, driven by the maturity/renewal of higher-costing time deposits at lower rates and the benefit of all FHLB advances either maturing or paying off in 2021.

●

While total interest bearing deposit expense increased $335,000, or 23%, as a result of acquisition-related activity, Bancorp experienced a 3 bps decrease in the cost of interest bearing deposits. Bancorp has experienced significant benefit from longstanding low levels of deposit rates. While low-level deposit rates have benefited interest bearing deposit costs for several quarters, Bancorp expects pricing pressure/competition stemming from the rising rate environment to drive deposit rate/cost increases during the second half of 2022.

●

Interest expense totaling $278,000 was recorded for the three months ended June 30, 2022, as a result of the subordinated debentures added through the CB acquisition, approximately $100,000 of which stems from purchase accounting-related mark-to-market amortization.

●

No interest expense on FHLB advances was recorded for the three months ended June 30, 2022, as all FHLB advances either matured or paid off in 2021, resulting in a decline of $74,000 compared to the same period of the prior year.

Net Interest Income (FTE) – Six months ended June 30, 2022 compared to June 30, 2021

Net interest spread (FTE) and NIM were 3.09% and 3.14%, for the six months ended June 30, 2022 compared to 3.30% and 3.38% for the same period in 2021, respectively. NIM during the six months ended June 30, 2022 was significantly impacted by the following:

●

An interest rate environment that is evolving from the sustained, pandemic-driven lows experienced over the last two years. The FFTR was lowered to a range of 0% - 0.25% in March of 2020, which resulted in Prime dropping to 3.25%, where it remained until the FRB’s hike in mid-March 2022. The FFTR stood at a range of 1.50%-1.75%, and Prime at 4.75%, as of June 30, 2022 as a result of aggressive interest rate action from the FRB during the second quarter of 2022.

●

Substantial balance sheet growth stemming from both acquisition-related activity and organic growth, which resulted in total average earning asset growth of $2.06 billion, or 43%, and average interest-bearing liability growth of $1.45 billion, or 48%, for the six months ended June 30, 2022 compared to the same period of 2021.

●

Overall excess balance sheet liquidity, which contributed to NIM compression in both periods. Excess liquidity within the banking system in general has also led to a highly competitive loan rate environment.

●

PPP originations, which began in the second quarter of 2020 and continued through expiration of the program on May 31, 2021, as well as the related forgiveness activity, which accelerates the recognition of fee income on these loans and continues to impact NIM. The average balance of the PPP loan portfolio decreased $489 million, and related income decreased $10.0 million, for the six months ended June 30, 2022 compared to the same period of 2021. The PPP portfolio contributed a 8 bps benefit to NIM for the three months ended June 30, 2022 compared to a 22 bps benefit for the six months ended June 30, 2021.

Net interest income (FTE) increased $26.7 million, or 34%, for the six months ended June 30, 2022 compared to the same period of 2021, largely as a result of acquisition-related activity, but also driven in part by strong organic loan growth, substantial investment in the investment securities portfolio and the benefits of a rising interest rate environment.

Total average interest earning assets increased $2.06 billion, or 43%, to $6.81 billion for the six months ended June 30, 2022, as compared to the same period of 2021, with the average rate earned on total interest earning assets contracting 27 bps to 3.24%.

●

Average total loan balances increased $ 887 million, or 24%, for the six months ended June 30, 2022 compared to the same period of 2021. Average non-PPP loan growth of $1.38 billion, or 44%, was driven by acquisition-related expansion and strong organic growth, which was partially offset by a $489 million, or 86%, decline in average PPP loan balances, as forgiveness activity increased. While the yield on the overall loan portfolio was unchanged at 4.18% for the six months ended June 30, 2022 and 2021, respectively, the yield on the non-PPP portfolio increased 4 bps compared to the prior year period, driven by the rising rate environment.

●

Average investment securities grew $833 million for the six months ended June 30, 2022 compared to the same period of 2021, attributed to a combination of strategically deploying excess liquidity through further investment and acquisition-related activity.

●	Average FFS and interest bearing due from bank balances increased $341 million for the six months ended June 30, 2022 due to on-going excess balance sheet liquidity.

Total interest income (FTE) increased $26.8 million, or 32%, to $109.5 million for the six months ended June 30, 2022, as compared to the same period of 2021.

●

Interest and fee income (FTE) on loans increased $18.4 million, or 24%, to $95.6 million for the six months ended June 30, 2022 compared to the same period of 2021, driven by both organic and acquisition-related growth in the non-PPP portfolio, which more than offset a $10.0 million, or 71%, decline in PPP-related income. The yield on the overall loan portfolio was flat at 4.18% for the six months ended both June 30, 2022 and 2021.

●

Significant growth in average investment securities led to a $7.1 million increase interest income (FTE) on the portfolio for the six months ended June 30, 2022 compared to the same period of 2021, driving a 16 bps, or 11%, increase in the corresponding yield on the portfolio. Substantial deployment of excess liquidity benefitted the investment portfolio as the yields earned on recent purchases have improved dramatically in tandem with rising rates.

●

Interest income on FFS and interest bearing due from bank balances increased $1.2 million for the six months ended June 30, 2022, as a result of average balance growth stemming from excess balance sheet liquidity and rising short term interest rates. While the yield on these assets increased 35 bps to 0.46% for the six months ended June 30, 2022 compared to the same period of 2021, having a larger portion of the balance sheet concentrated in lower-yielding assets created a larger drag on overall NIM for the six months ended June 30, 2022 compared to the prior period.

Total average interest bearing liabilities increased $1.45 billion, or 48%, to $4.48 billion for the six month period ended June 30, 2022 compared with the same period in 2021, with the total average cost declining 6 bps to 0.15%.

●

Average interest bearing deposits increased $1.40 billion, or 48%, for the six months ended June 30, 2022 compared to the same period in 2021, with interest-bearing demand deposits accounting for $771 million, or 54%, of the increase. The significant growth was attributed to both acquisition-related activity and organic growth stemming from the general trend of customers maintaining higher levels of liquidity over the past several quarters.

●	Consistent with the average interest bearing deposit growth noted above, average SSUAR balances increased $64 million, for the six months ended June 30, 2022 compared to the same period of 2021.

●

Average FHLB advances decreased $24 million for the six months ended June 30, 2022 compared to the same period of the prior year, as all outstanding FHLB advances either matured or were paid off in 2021.

●

Subordinated debentures totaling $26 million were added as a result of the CB acquisition during the first quarter of 2022, the corresponding average balance for the six months ended June 30, 2022 totaling $17 million.

Total interest expense increased $137,000, or 4%, for the six months ended June 30, 2022 compared to the same period of 2021, a direct result of acquisition-related average deposit balance growth and assumed debt. Despite this growth, the percentage cost of interest bearing liabilities has remained relatively low, driven by the maturity/renewal of higher-costing time deposits at lower rates and the benefit of all FHLB advances either maturing or paying off in 2021.

●

Despite significant average interest bearing deposit growth, interest expense on deposits was flat for the six months ended June 30, 2022 compared to the same period of 2021. The reduction of time deposit expense stemming from the maturity/renewal of higher-costing time deposits at lower rates offset the expense associated with adding $1.40 billion of average interest bearing deposits. Bancorp has experienced significant benefit from longstanding low levels of deposit rates. While low-level deposit rates have benefited interest bearing deposit costs for several quarters, Bancorp expects pricing pressure/competition stemming from the rising rate environment to drive deposit rate/cost increases during the second half of 2022.

●

Interest expense totaling $311,000 was recorded for the six months ended June 30, 2022 as a result of the subordinated debentures assumed through the CB acquisition, approximately $132,000 of which stems from purchase accounting-related mark-to-market amortization.

●

No interest expense on FHLB advances was recorded for the six months ended June 30, 2022, as all FHLB advances either matured or paid off in 2021, resulting in a decline of $250,000 compared to the same period of the prior year.

Average Balance Sheets and Interest Rates (FTE) – Three-Month Comparison

	Three months ended June 30,
	2022			2021
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:
Federal funds sold and interest bearing due from banks	$561,101	$1,113	0.80%	$313,954	$84	0.11%
Mortgage loans held for sale	11,303	50	1.77	8,678	58	2.68
Investment securities:
Taxable	1,648,014	6,805	1.66	771,289	2,744	1.43
Tax-exempt	93,830	533	2.28	22,407	70	1.25
Total securities	1,741,844	7,338	1.69	793,696	2,814	1.42

Federal Home Loan Bank stock	13,811	102	2.96	11,924	64	2.15

SBA Paycheck Protection Program (PPP) loans	48,364	1,156	9.59	510,963	6,911	5.43
Non-PPP loans	4,797,649	49,609	4.15	3,333,699	33,248	4.00
Total loans	4,846,013	50,765	4.20	3,844,662	40,159	4.19

Total interest earning assets	7,174,072	59,368	3.32	4,972,914	43,179	3.48

Less allowance for credit losses on loans	67,939			57,599

Non-interest earning assets:
Cash and due from banks	99,033			53,522
Premises and equipment, net	114,287			64,726
Bank owned life insurance	53,438			39,723
Goodwill	202,524			52,780
Accrued interest receivable and other	75,917			100,588

Total assets	$7,651,332			$5,226,654

Interest bearing liabilities:
Deposits:
Interest bearing demand	$2,248,410	$984	0.18%	$1,474,576	$415	0.11%
Savings	575,610	51	0.04	289,042	16	0.02
Money market	1,163,546	460	0.16	890,593	140	0.06
Time	527,997	275	0.21	401,149	864	0.86
Total interest bearing deposits	4,515,563	1,770	0.16	3,055,360	1,435	0.19

Securities sold under agreements to repurchase	140,169	57	0.16	55,673	5	0.04
Federal funds purchased	9,578	19	0.80	10,918	4	0.15
Federal Home Loan Bank advances	-	-	0.00	19,135	74	1.55
Subordinated debentures	26,111	278	4.27	-	-	0.00

Total interest bearing liabilities	4,691,421	2,124	0.18	3,141,086	1,518	0.19

Non-interest bearing liabilities:
Non-interest bearing demand deposits	2,123,895			1,497,223
Accrued interest payable and other	86,571			71,918
Total liabilities	6,901,887			4,710,227

Stockholders’ equity	749,445			516,427
Total liabilities and stockholder's equity	$7,651,332			$5,226,654

Net interest income		$57,244			$41,661

Net interest spread			3.14%			3.29%

Net interest margin			3.20%			3.36%

Average Balance Sheets and Interest Rates (FTE) – Six-Month Comparison

	Six months ended June 30,
	2022			2021
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:
Federal funds sold and interest bearing due from banks	$615,878	$1,395	0.46%	$274,880	$150	0.11%
Mortgage loans held for sale	9,974	74	1.50	11,632	122	2.12
Investment securities:
Taxable	1,492,123	11,485	1.55	713,332	5,039	1.42
Tax-exempt	68,750	786	2.31	14,469	115	1.60
Total securities	1,560,873	12,271	1.59	727,801	5,154	1.43

Federal Home Loan Bank stock	12,169	156	2.59	11,285	121	2.16

SBA Paycheck Protection Program (PPP) loans	80,070	3,978	10.02	569,068	13,936	4.94
Non-PPP loans	4,533,194	91,663	4.08	3,156,803	63,263	4.04
Total loans	4,613,264	95,641	4.18	3,725,871	77,199	4.18

Total interest earning assets	6,812,158	109,537	3.24	4,751,469	82,746	3.51

Less allowance for credit losses on loans	62,020			55,738

Non-interest earning assets:
Cash and due from banks	95,155			50,637
Premises and equipment, net	100,250			61,208
Bank owned life insurance	53,308			36,539
Goodwill	178,573			32,758
Accrued interest receivable and other	86,999			93,299

Total assets	$7,264,423			$4,970,172

Interest bearing liabilities:
Deposits:
Interest bearing demand	$2,192,609	$1,633	0.15%	$1,422,008	$772	0.11%
Savings	521,754	106	0.04	253,776	21	0.02
Money market	1,123,973	650	0.12	869,775	255	0.06
Time	494,817	552	0.22	390,775	1,897	0.98
Total interest bearing deposits	4,333,153	2,941	0.14	2,936,334	2,945	0.20

Securities sold under agreements to repurchase	115,761	74	0.13	51,330	10	0.04
Federal funds purchased	9,784	22	0.45	10,262	6	0.12
Federal Home Loan Bank advances	-	-	0.00	24,174	250	2.09
Subordinated debentures	17,132	311	3.66	-	-	0.00

Total interest bearing liabilities	4,475,830	3,348	0.15	3,022,100	3,211	0.21

Non-interest bearing liabilities:
Non-interest bearing demand deposits	1,971,525			1,388,313
Accrued interest payable and other	89,824			78,937
Total liabilities	6,537,179			4,489,350

Stockholders’ equity	727,244			480,822
Total liabilities and stockholder's equity	$7,264,423			$4,970,172

Net interest income		$106,189			$79,535

Net interest spread			3.09%			3.30%

Net interest margin			3.14%			3.38%

Supplemental Information - Average Balance Sheets and Interest Rates (FTE)

●

Average loan balances include the principal balance of non-accrual loans, as well as unearned income such as loan premiums, discounts, fees/costs and exclude participation loans accounted for as secured borrowings. Participation loans averaged $5 million for both the three-month periods ended June 30, 2022 and 2021 and the six-month periods ended June 30, 2022 and 2021, respectively.

●

Interest income on a FTE basis includes additional amounts of interest income that would have been earned if investments in certain tax-exempt interest earning assets had been made in assets subject to federal taxes yielding the same after-tax income. Interest income on municipal securities and tax-exempt loans has been calculated on a FTE basis using a federal income tax rate of 21%. Approximate tax equivalent adjustments to interest income were $260,000 and $77,000 for the three-month periods ended June 30, 2022 and 2021, respectively, and $445,000 and $126,000 for the six-month periods ended June 30, 2022 and 2021, respectively.

●

Interest income includes loan fees of $2.9 million ($1.2 million associated with the PPP) and $6.2 million ($5.6 million associated with the PPP) for the three-month periods ended June 30, 2022 and 2021, respectively, and $6.7 million ($4.0 million associated with the PPP) and $12.2 million ($11.1 million associated with the PPP) for the six-month periods ended June 30, 2022 and 2021. Interest income on loans may be impacted by the level of prepayment fees collected and accretion related to purchased loans.

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

The results of the interest rate sensitivity analysis performed as of June 30, 2022 are driven by the long-term, conservative assumptions Bancorp uses in the model, particularly in relation to deposit betas, which measure how responsive management’s deposit repricing may be to changes in market rates and are based on historical data. The results presented below reflect an interest rate sensitivity analysis that incorporates a deposit beta of approximately 60%. However, given the historic levels of liquidity currently held by Bancorp and in the banking system generally, the Company anticipates actual deposit betas will remain well below long-term averages through 2022. The anticipated lower deposit beta would result in the Company’s interest rate sensitivity position turning slightly asset sensitive.

Bancorp’s interest rate simulation sensitivity analysis details that increases in interest rates of 100, 200 and 300 bps would have a negative effect on net interest income, respectively, while a 100 bps decrease in interest rates would also have negative effect on net interest income. These results depict a relatively neutral interest rate risk profile. However, the simulation performed as of June 30, 2022 suggests improvement in rising rate scenarios as compared to the prior quarter simulation performed as of March 31, 2022, which stems from the recent interest rate actions taken by the FRB. These rate hikes resulted in Prime rising to 4.75% as of June 30, 2022, which in turn elevated a significant portion of the variable rate loan portfolio off their floor rates of 4.00%. Bancorp expects to realize further benefits to net interest income and NIM from both the recent hikes and anticipated future hikes in the quarters ahead.

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

	Change in Rates
	-200	-100	+100	+200	+300
	Basis Points	Basis Points	Basis Points	Basis Points	Basis Points
% Change from base net interest income at June 30, 2022	N/A	-5.13%	-0.48%	-0.96%	-1.42%

Bancorp’s loan portfolio is currently composed of approximately 70% fixed and 30% variable rate loans, with the fixed rate portion pricing generally based on a spread to the five-year treasury curve at the time of origination and the variable portion pricing based on an on-going spread to Prime (approximately 70%) or one month LIBOR/SOFR (approximately 30%).

In July 2017, the Financial Conduct Authority (the “FCA”), the authority regulating LIBOR, along with various other regulatory bodies, announced that LIBOR would likely be discontinued at the end of 2021. Subsequent to that announcement, in November 2020, the FCA announced that many tenors of LIBOR would continue to be published through June 2023. Subsequent to this, Bank regulators instructed banks to discontinue new originations referencing LIBOR as soon as possible, but no later than December 2021. Effective December 31, 2021, Libor is no longer used to issue new loans in the U.S. It is expected to be replaced primarily by the Secured Overnight Financing Rate (SOFR), which many experts consider a more accurate and more secure pricing benchmark. To facilitate the transition process, management has instituted an enterprise-wide program to identify, assess, and monitor risks associated with the expected discontinuance or unavailability of LIBOR.

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

As of June 30, 2022, the Company had approximately $443 million in loans and $141 million (notional amount) in interest rate derivative contracts that reference LIBOR. Each of the LIBOR-referenced amounts discussed above will vary in future periods as current contracts expire with potential replacement contracts using either LIBOR or an alternative reference rate. The Company, and other industry participants, continue to review alternative reference rates that could be utilized as a replacement for LIBOR. The Company had $49 million in loans that were indexed to SOFR at June 30, 2022.

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

In addition, Bancorp uses derivative financial instruments as part of its interest rate risk management, including interest rate swaps. These interest rate swaps are designated as cash flow hedges as described in the Footnote titled “Derivative Financial Instruments.” For these derivatives, the effective portion of gains or losses is reported as a component of AOCI, and is subsequently reclassified into earnings as an adjustment to interest expense in periods in which the hedged forecasted transaction impacts earnings. As of June 30, 2022, Bancorp had no outstanding interest rate swaps designated as cash flow hedges.

Provision for Credit Losses

Provision for credit losses on loans at June 30, 2022 represents the amount of expense that, based on Management’s judgment, is required to maintain the ACL for loans at an appropriate level under the CECL model. The determination of the amount of the ACL for loans is complex and involves a high degree of judgment and subjectivity. See the Footnote titled “Basis of Presentation and Summary of Significant Accounting Policies” for detailed discussion regarding Bancorp’s ACL methodology by loan segment in this document and Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2021.

An analysis of the changes in the ACL for loans, including provision, and selected ratios follow:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2022	2021	2022	2021

Beginning balance	$67,067	$50,714	$53,898	$51,920
Acquisition - PCD loans (goodwill adjustment)	-	6,757	9,950	6,757
Adjusted beginning balance	67,067	57,471	63,848	58,677

Provision for credit losses - loans	(700)	(2,700)	(2,450)	(3,900)
Provision for credit losses - acquired loans	-	7,397	4,429	7,397
Total provision for credit losses on loans	(700)	4,697	1,979	3,497

Total charge-offs	(370)	(3,442)	(779)	(3,564)
Total recoveries	365	698	1,314	814
Net loan (charge-offs) recoveries	(5)	(2,744)	535	(2,750)
Ending balance	$66,362	$59,424	$66,362	$59,424

Average total loans	$4,846,013	$3,844,662	$4,613,264	$3,725,871

Provision for credit losses on loans to average total loans (1)	-0.01%	0.12%	0.04%	0.09%
Net loan (charge-offs) recoveries to average total loans (1)	0.00%	-0.07%	0.01%	-0.07%
ACL for loans to total loans	1.36%	1.41%	1.36%	1.41%
ACL for loans to total loans (excluding PPP) (2)	1.37%	1.55%	1.37%	1.55%
ACL for loans to average total loans	1.37%	1.55%	1.44%	1.59%

(1) Ratios are not annualized
(2) See the section titled “Non-GAAP Financial Measures” for reconcilement of Non-GAAP to GAAP measures

The ACL for loans totaled $66 million as of June 30, 2022 compared to $54 million at December 31, 2021, representing an ACL to total loans ratio of 1.36% and 1.29% for those periods, respectively. The ACL to loans (excluding PPP loans) was 1.37% at June 30, 2022 compared to 1.34% at December 31, 2021. Based on the 100% SBA guarantee of the PPP loan portfolio, which totaled $37 million at June 30, 2022 and $141 million at December 31, 2021, Bancorp did not reserve for potential losses for these loans within the ACL. See the section titled “Non-GAAP Financial Measures” for reconcilement of non-GAAP to GAAP measures.

Negative provision (excluding acquisition-related activity) of $700,000 and $2.5 million was recorded to provision for credit losses on loans expense for the three and six month periods ended June 30, 2022, respectively. While improvement in the unemployment forecast has helped drive reductions of the ACL for loans in recent quarters, the FRB’s forecast of the Seasonally Adjusted National Civilian Unemployment Rate, which is the primary loss driver with Bancorp’s CECL model, deteriorated during the second quarter, presumptively the result of inflation and recession-based fears. This development, along with qualitative factor updates related to the potential impact of rising rates on the C&I portfolio, resulted in increased expense within the CECL model. However, the negative impact of the economic forecast update was more than offset by the release of approximately $3.0 million in specific reserves within the ACL for individual loans related to recently acquired individual loans that ultimately paid off during the second quarter with no loss or charge-off realized by Bancorp, driving the negative provision recorded for the three and six month periods ending June 30, 2022.

While net charge off activity minimal for the three month period ended June 30, 2022, net recovery activity of $535,000 was recorded for the six months ended June 30, 2022, driven by a $711,000 recovery of a C&I relationship during the first quarter that was fully charged off in the prior year, serving to increase the ACL on loans.

More than offsetting the negative provision for the for the six month period ended June 30, 2022 was credit loss expense recorded for the loan portfolio acquired from CB, which totaled $4.4 million and was recorded entirely in the first quarter of 2022 upon closing of the CB acquisition. Further, the ACL for loans was also increased $10 million as a result of the PCD loan portfolio added through the CB acquisition during the first quarter, with the corresponding offset recorded to goodwill (as opposed to provision for credit loss expense).

Expense of $4.7 million and $3.5 million was recorded to provision for credit losses on loans for the three and six month periods ended June 30, 2021, respectively. Expense in both periods was driven by recording $7.4 million of credit loss expense on loans recorded during the second quarter as a result of the KB acquisition, which more than offset the benefits associated with improving unemployment forecasts during the three and six month periods ended June 30, 2021.

While separate from the ACL for loans and recorded in other liabilities on the consolidated balance sheets, the ACL for off balance sheet credit exposures also experienced an increase between December 31, 2021 and June 30, 2022. The CB acquisition resulted in a $500,000 increase to the ACL for off balance sheet credit exposures during the first quarter, with the corresponding offset recorded to goodwill (as opposed to provision for credit loss expense). Provision for credit loss expense of $100,000 was also recorded for the six month period ended June 30, 2022, driven largely by the addition of new lines of credit, and thus increased availability, within the C&D portfolio. The ACL for off balance sheet credit exposures ended at $4.1 million as of June 30, 2022 compared to $3.5 million as of December 31, 2021.

Bancorp’s loan portfolio is well-diversified with no significant concentrations of credit. Geographically, most loans are extended to borrowers in Louisville, central, eastern and northern Kentucky, as well as the Indianapolis, Indiana and Cincinnati, Ohio metropolitan markets. The adequacy of the ACL is monitored on an ongoing basis and it is the opinion of management that the balance of the ACL at June 30, 2022 is adequate to absorb probable losses inherent in the loan portfolio as of the financial statement date.

Non-interest Income

	Three months ended June 30,				Six months ended June 30,
(dollars in thousands)	2022	2021	$ Variance	% Variance	2022	2021	$ Variance	% Variance

Wealth management and trust services	$9,495	$6,858	$2,637	38%	$17,738	$13,106	$4,632	35%
Deposit service charges	2,061	1,233	828	67	3,924	2,177	1,747	80
Debit and credit card income	4,748	3,284	1,464	45	8,867	5,557	3,310	60
Treasury management fees	2,187	1,730	457	26	4,091	3,270	821	25
Mortgage banking income	1,295	1,303	(8)	(1)	2,298	2,747	(449)	(16)
Net investment product sales commissions and fees	731	545	186	34	1,338	1,009	329	33
Bank owned life insurance	270	206	64	31	536	367	169	46
Other	1,153	629	524	83	2,351	1,399	952	68

Total non-interest income	$21,940	$15,788	$6,152	39%	$41,143	$29,632	$11,511	39%

Total non-interest income increased $6.2 million, or 39%, and $11.5 million, or 39%, for the three and six month periods ended June 30, 2022 compared to the same periods of 2021, respectively. Non-interest income comprised 27.8% and 28.0% of total revenues, defined as net interest income and non-interest income, for the three and six month periods June 30, 2022 compared to 27.5% and 27.2% for the same periods of 2021. WM&T services comprised 43.3% and 43.1% of total non-interest income for the three and six month periods ended June 30, 2022 compared to 43.4% and 44.2% for the same periods of 2021. Acquisition-related activity drove a significant portion of the non-interest income increase for the three and six month periods ended June 30, 2022 compared to the same periods of the prior year.

WM&T Services:

The magnitude of WM&T revenue distinguishes Bancorp from other community banks of similar asset size. WM&T revenue increased $2.6 million, or 38%, and $4.6 million, or 35%, for the three and six month periods ended June 30, 2022, as compared with the same periods of 2021. Significant growth in asset-based income drove the increases for both periods, consistent with both acquisition-related activity and organic new business development, which served to offset market declines experienced during the first half of 2022.

Recurring fees earned for managing accounts are based on a percentage of market value of AUM and are typically assessed on a monthly basis. Recurring fees, which generally comprise the vast majority of WM&T revenue, increased $2.7 million, or 40%, and $4.7 million, or 37%, for the three and six month periods ended June 30, 2022, as compared with the same periods of 2021. The increase was driven by both acquisition-related activity and organic new business development.

A portion of WM&T revenue, most notably executor and certain employee benefit plan-related fees, are non-recurring in nature and the timing of these revenues corresponds with the related administrative activities. For this reason, such fees are subject to greater period over period fluctuation. Total non-recurring fees decreased $43,000 and $66,000 for the three and six month periods ended June 30, 2022, as compared with the same periods of 2021, which was driven by lower estate fee income earned.

AUM, stated at market value, totaled $6.56 billion at June 30, 2022 compared with $4.44 billion at June 30, 2021 and $4.80 billion at December 31, 2021. The large increase in AUM between June 30, 2021 and June 30, 2022 is attributed mainly to AUM of $2.65 billion added through the CB acquisition, as well as net new business growth and stock market appreciation over the past twelve months.

Contracts between WM&T and their customers do not permit performance-based fees and accordingly, none of the WM&T revenue is performance based. Management believes the WM&T department will continue to factor significantly in Bancorp’s financial results and provide strategic diversity to revenue streams.

Detail of WM&T Service Income by Account Type:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021

Investment advisory	$3,157	$2,936	$6,572	$5,675
Personal trust	3,919	1,948	6,297	3,626
Personal investment retirement	1,235	1,277	2,874	2,493
Company retirement	325	427	767	799
Foundation and endowment	229	197	490	373
Custody and safekeeping	36	37	100	72
Brokerage and insurance services	-	24	40	44
Other	594	12	598	24

Total WM&T services income	$9,495	$6,858	$17,738	$13,106

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

Assets Under Management by Account Type:

AUM (not included on balance sheet) increased from $4.80 billion at December 31, 2021 to $6.56 billion at June 30, 2022 as follows:

	June 30, 2022			December 31, 2021
(in thousands)	Managed	Non-managed (1)	Total	Managed	Non-managed (1)	Total
Investment advisory	$1,731,809	$495,337	$2,227,146	$1,919,593	$34,879	$1,954,472
Personal trust	2,144,943	59,444	2,204,387	939,703	150,221	1,089,924
Personal investment retirement	752,067	27,122	779,189	620,312	3,478	623,790
Company retirement	51,363	597,196	648,559	35,234	599,129	634,363
Foundation and endowment	429,233	7,551	436,784	368,572	1,532	370,104

Subtotal	$5,109,415	$1,186,650	$6,296,065	$3,883,414	$789,239	$4,672,653
Custody and safekeeping	—	259,026	259,026	—	128,178	128,178

Total	$5,109,415	$1,445,676	$6,555,091	$3,883,414	$917,417	$4,800,831

(1) Non-managed assets represent those for which the WM&T department does not hold investment discretion.

As of June 30, 2022 and December 31, 2021, approximately 78% and 81%, respectively, of AUM were actively managed. Company retirement plan accounts primarily consist of participant-directed assets. The amount of custody and safekeeping accounts are insignificant.

Managed Trust Assets under Management by Class of Investment:

(in thousands)	June 30, 2022	December 31, 2021

Interest bearing deposits	$171,602	$173,603
Treasury and government agency obligations	62,395	39,736
State, county and municipal obligations	195,720	110,795
Money market mutual funds	95,224	7,299
Equity mutual funds	1,166,903	944,500
Other mutual funds - fixed, balanced and municipal	679,180	612,913
Common trust funds and collective investment funds	117,597	-
Other notes and bonds	199,572	171,087
Common and preferred stocks	2,052,255	1,681,006
Real estate mortgages	786	-
Real estate	62,792	58,344
Other miscellaneous assets (1)	305,389	84,131

Total managed assets	$5,109,415	$3,883,414

(1)	Includes client directed instruments including rights, warrants, annuities, insurance policies, unit investment trusts, and oil and gas rights.

Managed assets are invested in instruments for which market values can be readily determined, the majority of which are sensitive to market fluctuations and consist of approximately 63% in equities and 37% in fixed income securities as of June 30, 2022 compared to 68% and 32% as of December 31, 2021. This composition has been relatively consistent from period to period and the WM&T Department holds no proprietary mutual funds.

Additional Sources of Non-interest income:

Deposit service charges, which consist of non-sufficient funds charges and to a lesser extent, other activity based charges, increased $828,000, or 67%, and $1.7 million, or 80%, for the three and six month periods ended June 30, 2022, as compared with the same periods of 2021, mainly as a result of the contribution associated with acquisition-related activity over the past twelve months. Outside of acquisition-related growth, an industry-wide decline in the volume of fees earned on overdrawn checking accounts has been experienced over the past several years. This trend has been driven by lower check presentment volume and more recently, elevated deposit levels maintained by customers, which has in turn led to fewer overdrawn accounts in general. Further, Bancorp anticipates that future growth of this revenue stream could be significantly impacted by changing industry practices, as many larger financial institutions have opted to greatly reduce, or completely eliminate, certain deposit service charges, particularly overdraft-related fees. Bancorp could be faced with strategic decisions surrounding deposit-related service charges in the future, which could negatively impact the contributions made by this, or similar, revenue streams.

Debit and credit card income consists of interchange revenue, ancillary fees and incentives received from card processors. Debit and credit card revenue increased $1.5 million, or 45%, and $3.3 million, or 60%, for the three and six month periods ended June 30, 2022, as compared with the same periods of 2021, as a result of increased transaction volume and continued expansion of the customer bases, both organically and through acquisition-related activity. Total debit card income increased $968,000, or 41%, and $2.4 million, or 60%, and total credit card income increased $496,000, or 54%, and $955,000, or 58%, for the three and six month periods ended June 30, 2022, compared the same periods of the prior year. Bancorp expects this revenue stream will continue to grow with the expansion of the customer base and further development of the debit and credit card businesses.

Treasury management fees primarily consist of fees earned for cash management services provided to commercial customers. This category continues to stand out as a consistent, growing source of revenue for Bancorp and increased $457,000, or 26%, and $821,000, or 25%, for the three and six month periods ending June 30, 2022, as compared with the same periods of 2021, driven by increased transaction volume, new product sales and customer base expansion. Both organic and acquisition-related sales efforts have led to increases in online services, reporting, ACH origination, remote deposit and fraud mitigation services over the past twelve months. Bancorp anticipates this income category will continue to increase based on continued customer base growth and the expanding suite of services offered within Bancorp’s treasury management platform.

Mortgage banking income primarily includes gains on sales of mortgage loans and net loan servicing income offset by MSR amortization. Bancorp’s mortgage banking department predominantly originates residential mortgage loans to be sold in the secondary market, primarily to FNMA and FHLMC. Bancorp offers conventional, VA, FHA and GNMA financing for purchases and refinances, as well as programs for first-time homebuyers. Interest rates on mortgage loans directly influence the volume of business transacted by the mortgage-banking department. Mortgage banking revenue decreased $8,000, or 1%, and $449,000, or 16%, for the three and six month periods ended June 30, 2022, as compared with the same periods of 2021. Overall volume has declined in 2022 compared to the prior year as a result of rising interest rates and low housing inventory. While this has in turn led to the three and six month period declines noted above, mortgage banking income has benefitted from the addition of a mortgage loan servicing portfolio that services approximately $1.48 billion in mortgage loans as a result of the CB acquisition.

Net investment product sales commissions and fees are generated primarily on stock, bond and mutual fund sales, as well as quarterly wrap fees on brokerage accounts. Wrap fees represent charges for investment programs that bundle together a suite of services, such as brokerage, advisory, research and management and are based on a percentage of account assets. Bancorp deploys its financial advisors primarily through its branch network via an arrangement with a third party broker-dealer, while larger managed accounts are serviced by Bancorp’s WM&T Department. Net investment product sales commissions and fees increased $186,000, or 34%, and $329,000, or 33%, for the three and six month periods ended June 30, 2022, as compared with the same periods of 2021, driven by acquisition-related growth, which included the addition of three financial advisors, and increased trading activity.

BOLI assets represent the cash surrender value of life insurance policies on certain active and non-active employees who have provided consent for Bancorp to be the beneficiary for a portion of such policies. The related change in cash surrender value and any death benefits received under the policies are recorded as non-interest income. This income serves to offset the cost of various employee benefits. BOLI income increased $64,000, or 31%, and $169,000, or 46%, for the three and six month periods ending June 30, 2022 compared to the same periods of the prior year, which was attributed mainly to the contribution of the BOLI portfolio added as a result of the KB acquisition in May of 2021.

Other non-interest income increased $524,000, or 83%, and $952,000, or 68%, for the three and six month periods ended June 30, 2022 compared with the same periods of 2021. The increases were driven largely by the contribution from LFA, a financial advising firm added through the CB acquisition, the insurance captive acquired through the KB acquisition in May of 2021 and an increase in other miscellaneous fee income.

Non-interest Expenses

	Three months ended June 30,				Six months ended June 30,
(dollars in thousands)	2022	2021	$ Variance	% Variance	2022	2021	$ Variance	% Variance

Compensation	$22,204	$15,680	$6,524	42%	$40,173	$28,507	$11,666	41%
Employee benefits	4,429	3,367	1,062	32	8,968	6,628	2,340	35
Net occupancy and equipment	3,663	2,244	1,419	63	6,688	4,289	2,399	56
Technology and communication	3,984	2,670	1,314	49	7,403	5,016	2,387	48
Debit and credit card processing	1,665	976	689	71	3,002	1,681	1,321	79
Marketing and business development	1,445	822	623	76	2,217	1,346	871	65
Postage, printing and supplies	825	460	365	79	1,558	869	689	79
Legal and professional	1,027	666	361	54	1,677	1,128	549	49
FDIC insurance	536	349	187	54	1,181	754	427	57
Amortization of investments in tax credit partnerships	89	231	(142)	(61)	177	262	(85)	(32)
Capital and deposit based taxes	582	527	55	10	1,100	985	115	12
Merger expenses	-	18,100	(18,100)	(100)	19,500	18,500	1,000	5
FHLB early termination penalty	-	474	(474)	(100)	-	474	(474)	(100)
Intangible amortization	1,611	127	1,484	1,169	2,324	204	2,120	1,039
Other	2,615	1,484	1,131	76	5,004	2,507	2,497	100

Total non-interest expenses	$44,675	$48,177	$(3,502)	(7)%	$100,972	$73,150	$27,822	38%

Total non-interest expenses decreased $3.5 million, or 7%, and increased $27.8 million, or 38%, for the three and six month periods ended June 30, 2022 compared to the same periods of 2021, the variances stemming largely from the timing of the CB and KB acquisitions. Compensation and employee benefits comprised 59.6% and 48.7% of Bancorp’s total non-interest expenses for the three and six month periods ended June 30, 2022, compared to 39.5% and 48.0% for the same periods of 2021. Excluding merger expenses, compensation and employee benefits comprised 59.6% and 60.3% for the three and six month periods ended June 30, 2022, compared to 63.3% and 64.3% for the same periods of 2021.

Compensation, which includes salaries, incentives, bonuses and stock based compensation, increased $6.5 million, or 42%, and $11.7 million, or 41%, for the three and six month periods ended June 30, 2022, as compared with the same periods of 2021. The increases were attributed largely to growth in full time equivalent employees, as well as annual merit-based salary increases. Net full time equivalent employees totaled 1,018 at June 30, 2022 compared to 820 at December 31, 2021 and 823 at June 30, 2021. The acquisitions of KB in May of 2021 and CB in the first quarter of 2022 resulted in the addition of 372 full time equivalent employees and the correlating increase in compensation expense.

Employee benefits consists of all personnel-related expense not included in compensation, with the most significant items being health insurance, payroll taxes and employee retirement plan contributions. Employee benefits increased $1.1 million, or 32% and $2.3 million, or 35%, for the three and six month periods ended June 30, 2022, as compared with the same periods of 2021, driven primarily by the overall increase in full time equivalent employees noted above.

Net occupancy and equipment expenses primarily include depreciation, rent, property taxes, utilities and maintenance. Costs of capital asset additions flow through the statement of income over the lives of the assets in the form of depreciation expense. Net occupancy expense increased $1.4 million, or 63%, and $2.4 million, or 56%, for the three and six month periods ended June 30, 2022, as compared with the same periods of 2021, driven by the two acquisitions completed over the past twelve months. In connection with the CB acquisition, 15 branches were acquired, four of which were closed shortly after acquisition in addition to one existing SYB location, as a result of branch overlap. Further, two operational buildings were also acquired and are currently listed for sale. The KB acquisition in May of 2021 resulted in the addition of 19 branch locations in addition to operational buildings. At June 30, 2022, Bancorp’s branch network consists of 73 locations throughout Louisville, central, eastern and Northern Kentucky, as well as the MSAs of Indianapolis, Indiana and Cincinnati, Ohio.

Technology and communication expenses include computer software amortization, equipment depreciation and expenditures related to investments in technology needed to maintain and improve the quality of customer delivery channels, information security and internal resources. Technology expense increased $1.3 million, or 49%, and $2.4 million, or 48%, for the three and six month periods ended June 30, 2022 compared to the same periods of 2021, consistent with acquisition-related activity, customer expansion and core system upgrades.

Bancorp outsources processing for debit and commercial credit card operations, which generate significant revenue for the Company. These expenses fluctuate consistent with transaction volumes. Debit and credit card processing expense increased $689,000, or 71%, and $1.3 million, or 79%, for the three and six month periods ending June 30, 2022 compared to the same periods of last year, correlating in part with the increase in transaction volume and customer base expansion resulting from both organic and acquisition-related growth that served to increase debit and credit card non-interest income.

Marketing and business development expenses include all costs associated with promoting Bancorp including community support, retaining customers and acquiring new business. Marketing and business development expenses increased $623,000, or 76%, and $871,000, or 65%, for the three and six month periods ending June 30, 2022, as compared to the same periods of 2021. The increases correspond with strategic decisions to advertise and promote in Bancorp’s new markets, as well as the general expansion of Bancorp’s existing and prospective customer base and a post-pandemic return to in-person client meeting/entertainment.

Postage, printing and supplies expense increased $365,000, or 79%, and $689,000, or 79%, for the three and six month periods ended June 30, 2022 compared to the same periods of 2021, consistent with increased customer communication and Bancorp’s expansion tied to acquisition-related activity over the past twelve months.

Legal and professional fees increased $361,000, or 54%, and $549,000, or 49%, for the three and six month periods ended June 30, 2022 compared to the same periods of last year, the increase being attributed to various consulting engagements, collection-related expenses and litigation costs arising through the normal course of business. Legal and professional fees associated with merger-related activity are captured in merger expenses.

FDIC insurance increased $187,000, or 54%, and $427,000, or 57%, for the three and six month periods ended June 30, 2022, as compared to the same periods of 2021, consistent with organic and acquisition-related balance sheet growth for which the insurance is assessed on.

Tax credit partnerships generate federal income tax credits, and for each of Bancorp’s investments in tax credit partnerships, the tax benefit, net of related expenses, results in a positive effect on net income. Amounts of credits and corresponding expenses can vary widely depending upon the timing and magnitude of the underlying investments. Amortization expense associated with these investments decreased $142,000 and $85,000 for the three and six month periods ending June 30, 2022 compared to the same periods of last year.

Capital and deposit based taxes, which consist primarily of capital-based local income taxes and franchise taxes, increased $55,000, or 10%, and $115,000, or 12%, for the three and six month periods ended June 30, 2022 compared to the same periods of 2021, attributed to both organic and acquisition-related growth.

Merger expenses represent non-recurring expenses associated with completion of the CB acquisition and consist primarily of investment banker fees, various compensation-related expenses, legal fees, early termination fees relating to various contracts and system conversion expenses. Merger expenses totaled $0 and $19.5 million for the three and six month periods ended June 30, 2022, compared to $18.1 million and $18.5 million for the same periods of 2021.

During the three months ended June 30, 2021, an early termination fee of $474,000 was recorded in relation to the pre-payment of FHLB advances totaling $14 million prior to their respective contractual maturities. Bancorp chose to payoff these term advances, with a weighted average cost of 2.03%, due to excess liquidity held on the balance sheet and the near-term outlook for low interest rates at the time of payoff. No such activity was recorded during the first half of 2022. Bancorp currently has no FHLB advances outstanding.

Intangible amortization expense consists of amortization associated with the CDI of acquired deposit portfolios, as well as other intangibles related to customer lists of the WM&T and LFA business lines added through the CB acquisition. The intangibles amortized through this category of non-interest expense are generally amortized over a period of approximately ten years. Intangible amortization for the three and six month periods ended June 30, 2022 totaled $1.6 million and $2.3 million compared to $127,000 and $204,000 for the same periods of the prior year, the significant increase stemming from the CB acquisition.

Other non-interest expenses increased $1.1 million and $2.5 million for the three and six month periods ended June 30, 2022, as compared to the same periods of 2021. The most notable drivers of the increases were expenses associated with the addition of the insurance captive as a result of the KB acquisition in May of 2021, increased card reward expense correlating with growth in the debit and credit card business lines, higher fraud-related expenses and other ancillary expenses tied to Bancorp’s general growth over the past twelve months.

Bancorp’s efficiency ratio (FTE) for the three month period ended June 30, 2022 was 56.42%, while the ratio for the corresponding six month period was 68.53%, the latter reflecting one-time merger-related expenses attributed to the CB acquisition, which were all recorded in the first quarter of 2022. Excluding these non-recurring expenses and amortization of investments in tax credit partnerships, the adjusted efficiency ratio, a non-GAAP measure, would have been 56.31% and 55.18% for the three and six month periods ended June 30, 2022. By comparison, Bancorp’s efficiency ratio for the three and six month periods ended June 30, 2021 was 83.86% and 67.01%. Bancorp’s adjusted efficiency ratio for the three and six months ended June 30, 2021 was 51.95% and 49.82%. See the section titled “Non-GAAP Financial Measures” for reconcilement of non-GAAP to GAAP measures.

Income Tax Expense

A comparison of income tax expense and ETR follows:

	Three months ended June 30,				Six months ended June 30,
(dollars in thousands)	2022	2021	$ Variance	% Variance	2022	2021	$ Variance	% Variance

Income before income tax expense	$34,449	$5,048	$29,401	582%	$43,836	$33,219	$10,617	32%
Income tax expense	7,547	864	6,683	773	8,992	6,325	2,667	42
Effective tax rate	21.9%	17.1%	480 bps	28	20.5%	19.0%	150 bps	8

Fluctuations in the ETR are primarily attributed to the following:

●

Changes in the cash surrender value of life insurance policies can vary widely from period to period, driven largely by changes in the markets. The related impact is inversely correlated with the ETR generally, with cash surrender value declines typically serving to increase the ETR and vice versa. Changes in the cash surrender value of life insurance policies increased the ETR 1.1% for the six months ended June 30, 2022, compared to a 1.1% decrease for the same period of the prior year.

●

The stock based compensation component of the ETR fluctuates consistent with the level of SAR exercise activity. The ETR was reduced 2.4% for the six month period ended June 30, 2022 compared to a reduction of 3.2% for the same period of 2021, as a result of increased levels of exercise activity.

●

Tax-exempt interest income earned on loans and investment securities reduced the ETR 0.8% for the six month period ended June 30, 2022 compared to a reduction of 0.3% for the same period of the prior year, the larger reduction in the current year being attributed to tax-exempt loans and securities added through acquisitions over the past twelve months.

●

As a result of the KB acquisition in May of 2021, Bancorp acquired an insurance captive. The Captive provides insurance against certain risks for which insurance may not currently be available or economically feasible to Bancorp and SYB, as well as a group of third-party insurance captives. The tax advantages of the Captive, including the tax-deductible nature of premiums paid to the Captive as well as the tax-exemption for premiums received by the Captive, serve to reduce income tax expense. Related activity reduced the ETR 0.4% for the six month period ended June 30, 2022, compared to reduction of 0.1% for the same period of 2021.

●	Non-deductible merger expenses recorded during the six month period ended June 30, 2022 served to increase the ETR 0.3%, compared to an increase of 0.9% for the same period of 2021.

Financial Condition – June 30, 2022 Compared to December 31, 2021

Overview

Total assets increased $937 million, or 14%, to $7.58 billion at June 30, 2022 from $6.65 billion at December 31, 2021. Total assets of $1.34 billion were added on March 7, 2022 as a result of the CB acquisition, including loans of $632 million (net of purchase accounting adjustments) and total investment securities of $247 million. In addition, goodwill of $67 million was recorded in relation to the transaction. Total loans (excluding loans added through the CB acquisition and the PPP portfolio) grew $182 million, or 5%, between December 31, 2021 and June 30, 2022.

Total liabilities increased $863 million, or 15%, to $6.83 billion at June 30, 2022 from $5.97 billion at December 31, 2021. Total liabilities of $1.24 billion were assumed on March 7, 2022 as a result of the CB acquisition, including total deposits of $1.12 billion. Further, SSUAR totaling $66 million and subordinated debentures of $26 million were also assumed as a result of the CB acquisition.

Stockholders’ equity increased $71 million, or 11%, to $747 million at June 30, 2022 from $676 million at December 31, 2021. Stock issued in relation to the CB acquisition, which totaled $134 million, and net income of $34.7 million were offset by a $79 million negative change in AOCI and dividends declared during the first six months of 2022. The large decline in AOCI from December 31, 2021 to June 30, 2022 was the result of the rising interest rate environment and its corresponding impact on the valuation of the AFS debt securities portfolio.

Cash and Cash Equivalents

Cash and cash equivalents declined $387 million, or 40%, ending at $574 million at June 30, 2022 compared to $961 million at December 31, 2021. The decline stemmed largely from anticipated seasonal deposit run-off associated with public fund balances and customer tax payment activity. The average balance of cash and cash equivalents increased $380 million over the past twelve months, as Bancorp has maintained elevated levels of liquidity stemming from the PPP and deposit growth associated with both acquisition-related activity and the customer base maintaining higher deposit balances in general for the past several quarters.

Investment Securities

Investment securities increased $445 million, or 38%, to $1.63 billion at June 30, 2022 compared to $1.18 billion at December 31, 2021. In addition to securities totaling $247 million being added as a result of the CB acquisition, Bancorp continued to actively invest in the securities portfolio during the first half of 2022 in an effort to deploy excess liquidity by purchasing $545 million of debt securities during six months ended June 30, 2022. Partially offsetting growth associated with purchasing and acquisition-related activity was scheduled maturity/amortization and prepayment activity, as well as market depreciation of approximately $105 million stemming from an upward move in the interest rate environment experienced through the during the first half of 2022.

A portion of the securities added during the first quarter of 2022, through both acquisition and normal investment activity, were classified as HTM. As of June 30, 2022, Bancorp’s investment security portfolio consisted of AFS and HTM securities as detailed below:

	AFS	HTM	Total
(in thousands)		Carrying	Investment
June 30, 2022	Fair Value	Value	Securities

U.S. Treasury and other U.S. Government obligations	$115,532	$219,574	$335,106
Government sponsored enterprise obligations	117,703	27,847	145,550
Mortgage backed securities - government agencies	765,522	238,028	1,003,550
Obligations of states and political subdivisions	135,268	-	135,268
Other	6,014	-	6,014

Total investment securities	$1,140,039	$485,449	$1,625,488

Premises and Equipment

Premises and equipment are presented on the consolidated balance sheets net of related depreciation on the respective assets as well as fair value adjustments associated with purchase accounting. Premises and equipment increased $43 million, or 55%, between December 31, 2021 and June 30, 2022, driven by the CB acquisition. As a result of the acquisition, 15 branches were acquired, four of which were closed shortly acquisition as a result of overlapping with existing locations of the Bank. In addition, two operational buildings were also acquired through CB and are currently listed for sale. Bancorp’s branch network now consists of 73 locations throughout Louisville, central, eastern and northern, Kentucky, as well as the Indianapolis, Indiana and Cincinnati, Ohio MSAs.

Goodwill

At June 30 2022, Bancorp had $203 million in goodwill recorded on its balance sheet, including $67 million recorded in association with the March 7, 2022 acquisition of CB. As permitted under GAAP, management has up to 12 months following the date of acquisition to finalize the fair values of the acquired assets and assumed liabilities related to the CB acquisition. During this measurement period, Bancorp may record subsequent adjustments to goodwill for provisional amounts recorded at the acquisition date.

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

Core Deposit and Customer List Intangibles

CDIs and CLIs arising from business acquisitions are initially measured at fair value and are then amortized on an accelerated method based on their useful lives. As a result of the 2022 CB acquisition, a CDI asset of $13 million was recorded. As a result of the 2021 KB acquisition, a CDI asset of $4 million was recorded. As of June 30, 2022 and December 31, 2021, Bancorp’s CDI assets were $17 million and $6 million, respectively.

CLI assets totaling $14 million were also recorded in association with the CB acquisition. Of this total, $12 million was attributed to CB’s WM&T segment and $2 million related to LFA. No similar assets were recorded in relation to the KB acquisition. As of June 30, 2022, Bancorp’s CLI assets totaled $14 million.

Other Assets and Other Liabilities

Other assets increased $40 million, or 46%, to $126 million at June 30, 2022. Other liabilities decreased $9 million, or 10%, to $87 million at June 30, 2022.

The increase in other assets stems mainly from the addition of $13 million in MSR assets related to the CB acquisition and a $17 million increase in DTAs driven by the significant market depreciation experienced within the AFS debt securities portfolio for the six months ended June 30, 2022 associated with rising interest rates. An increase in the market value of interest rate swap-related assets and further investment in tax credit assets also contributed to the increase, albeit to a lesser extent.

The decrease in other liabilities was attributed mainly to the reduction of various accrued liabilities, such as employee incentive compensation and benefits.

As of June 30, 2022, Bancorp did not incur any impairment with respect to its intangible assets or other long-lived assets.

Loans

Composition of loans, net of deferred fees and costs, by primary loan portfolio class follows:

(dollars in thousands)	June 30, 2022	December 31, 2021	$ Variance	% Variance

Commercial real estate - non-owner occupied	$1,397,330	$1,128,244	$269,086	24%
Commercial real estate - owner occupied	787,559	678,405	109,154	16%
Total commercial real estate	2,184,889	1,806,649	378,240	21%

Commercial and industrial - term	667,338	596,710	70,628	12%
Commercial and industrial - term - PPP	36,767	140,734	(103,967)	-74%
Commercial and industrial - lines of credit	423,066	370,312	52,754	14%
Total commercial and industrial	1,127,171	1,107,756	19,415	2%

Residential real estate - owner occupied	533,577	400,695	132,882	33%
Residential real estate - non-owner occupied	293,852	281,018	12,834	5%
Total residential real estate	827,429	681,713	145,716	21%

Construction and land development	372,197	299,206	72,991	24%
Home equity lines of credit	192,102	138,976	53,126	38%
Consumer	137,278	104,294	32,984	32%
Leases	14,611	13,622	989	7%
Credits cards	21,647	17,087	4,560	27%
Total loans (1)	$4,877,324	$4,169,303	$708,021	17%

(1) Total loans are presented inclusive of premiums, discounts, and net loan origination fees and costs.

Total loans increased $708 million, or 17%, from December 31, 2021 to June 30, 2022, driven by the addition of $630 million in loans related to acquisition-related expansion and strong organic loan growth, which more than offset a $104 million decline in the PPP loan portfolio.

Excluding the loans acquired through the CB acquisition and the PPP portfolio, loan growth of $182 million, or 5%, was experienced between December 31, 2021 and June 30, 2022, driven largely by growth across virtually every loan portfolio segment.

After hitting a pandemic-era low of 36.5% at March 31, 2021, total line of credit utilization has improved significantly, reaching 40.5% at June 30, 2022, led by C&I utilization, which strengthened from 23.9% to 31.0% over that same period, respectively. However, line of credit usage has remained below pre-pandemic levels, as the availability of PPP lending facilities limited utilization for much of 2021 and into 2022, with customers continuing to maintain elevated levels of liquidity amidst current economic uncertainty.

PPP loans of $37 million ($38 million gross of unamortized deferred fees and costs) were outstanding at June 30, 2022. Bancorp has $1 million in net unrecognized fees related to the PPP as of June 30, 2022, which will be recognized immediately once the loans are paid off or forgiven by the SBA. While the timing of forgiveness activity will continue to impact results, the related fee recognition has become less significant as the balance of the overall portfolio has shrunk. At June 30, 2022, approximately 96% of the dollars originated through the PPP have been forgiven and approximately 97% of the fee income received in relation to the PPP has been recognized.

Bancorp’s credit exposure is diversified with secured and unsecured loans to individuals and businesses. No specific industry concentration exceeds 10% of loans outstanding. While Bancorp has a diversified loan portfolio, a customer’s ability to honor contracts is somewhat dependent upon the economic stability and/or industry in which that customer does business. Loans outstanding and related unfunded commitments are primarily concentrated within Bancorp’s current market areas, which encompass Louisville, Kentucky, central, eastern and northern Kentucky, as well as the Indianapolis, Indiana and Cincinnati, Ohio MSAs.

Bancorp occasionally enters into loan participation agreements with other banks to diversify credit risk. For certain participation loans sold, Bancorp has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their ownership share of the loan without permission from Bancorp. GAAP requires the participated portion of these loans to be recorded as secured borrowings. These participated loans are included in the C&I and CRE loan portfolio segments with a corresponding liability recorded in other liabilities. At both June 30, 2022 and December 31, 2021, the total participated portion of loans of this nature totaled $5 million.

The following table presents the maturity distribution and rate sensitivity of the total loan portfolio as of June 30, 2022:

	Maturity
June 30, 2022 (in thousands)	Within one year	After one but within five years	After five but within fifteen years	Ater fifteen years	Total	% of Total
Total Loans
Fixed rate	$170,025	$1,417,951	$1,094,591	$754,684	$3,437,251	70%
Variable rate	521,561	510,005	357,886	50,621	1,440,073	30%
Total	$691,586	$1,927,956	$1,452,477	$805,305	$4,877,324	100%

In the event where Bancorp structures a loan with a maturity exceeding five years (typically CRE loans), an automatic rate adjustment will typically be set in place at five years from origination date to limit interest rate sensitivity.

Non-performing Loans and Assets

Information summarizing non-performing loans and assets follows:

(dollars in thousands)	June 30, 2022	December 31, 2021

Non-accrual loans	$7,827	$6,712
Troubled debt restructurings	-	12
Loans past due 90 days or more and still accruing	1,176	684
Total non-performing loans	9,003	7,408

Other real estate owned	7,601	7,212
Total non-performing assets	$16,604	$14,620

Non-performing loans to total loans	0.18%	0.18%
Non-performing loans to total loans (excluding PPP) (1)	0.19%	0.18%
Non-performing assets to total assets	0.22%	0.22%
ACL for loans to total non-performing loans	737%	728%

(1) See the section titled “Non-GAAP Financial Measures” for reconcilement of non-GAAP to GAAP measures.

Non-performing assets as of June 30, 2022 consisted of 164 loans, ranging in individual amounts up to $917,000, and OREO. OREO at June 30, 2022 included four CRE properties and one residential real estate property.

The following table presents the recorded investment in non-accrual loans by portfolio:

(in thousands)	June 30, 2022	December 31, 2021

Commercial real estate - non-owner occupied	$647	$720
Commercial real estate - owner occupied	1,593	1,748
Total commercial real estate	2,240	2,468

Commercial and industrial - term	1,023	670
Commercial and industrial - PPP	—	—
Commercial and industrial - lines of credit	164	228
Total commercial and industrial	1,187	898

Residential real estate - owner occupied	3,348	1,997
Residential real estate - non-owner occupied	233	293
Total residential real estate	3,581	2,290

Construction and land development	—	—
Home equity lines of credit	378	646
Consumer	441	410
Leases	—	—
Credit cards	—	—
Total non-accrual loans	$7,827	$6,712

As of June 30, 2022, non-accrual loans totaled $8 million. The increase in total non-accrual loans between December 31, 2021 and June 30, 2022 stemmed mainly from non-accrual loans added through the CB acquisition.

Delinquent Loans

Delinquent loans (consisting of all loans 30 days or more past due) totaled $18 million and $11 million at June 30, 2022 and December 31, 2021. The increase between December 31, 2021 and June 30, 2022 was driven by a large CRE relationship going past due as well as loans added through the CB acquisition. Delinquent loans to total loans were 0.37% and 0.26% at June 30, 2022 and December 31, 2021, respectively. Despite the increase during the first six months of 2022, delinquent loan levels remain low by historical comparison.

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

The following table reflects activity in the ACL on loans for the three and six months ended June 30, 2022:

(in thousands)	Beginning	Initial Allowance on PCD	Provision for Credit Losses			Ending
Three Months Ended June 30, 2022	Balance	Loans	on Loans	Charge-offs	Recoveries	Balance

Commercial real estate - non-owner occupied	$20,620	$-	$101	$-	$2	$20,723
Commercial real estate - owner occupied	11,326	-	(1,464)	(41)	21	9,842
Total commercial real estate	31,946	-	(1,363)	(41)	23	30,565

Commercial and industrial - term	11,108	-	1,174	(15)	75	12,342
Commercial and industrial - lines of credit	6,508	-	(1,508)	-	-	5,000
Total commercial and industrial	17,616	-	(334)	(15)	75	17,342

Residential real estate - owner occupied	5,363	-	575	(7)	57	5,988
Residential real estate - non-owner occupied	3,361	-	(176)	-	5	3,190
Total residential real estate	8,724	-	399	(7)	62	9,178

Construction and land development	5,864	-	422	(72)	-	6,214
Home equity lines of credit	1,467	-	54	-	-	1,521
Consumer	1,049	-	141	(235)	158	1,113
Leases	211	-	10	-	-	221
Credit cards	190	-	(29)	-	47	208
Total	$67,067	$-	$(700)	$(370)	$365	$66,362

(in thousands)	Beginning	Initial Allowance on PCD	Provision for Credit Losses			Ending
Six Months Ended June 30, 2022	Balance	Loans	on Loans	Charge-offs	Recoveries	Balance

Commercial real estate - non-owner occupied	$15,960	$3,508	$1,242	$-	$13	$20,723
Commercial real estate - owner occupied	9,595	2,121	(1,876)	(41)	43	9,842
Total commercial real estate	25,555	5,629	(634)	(41)	56	30,565

Commercial and industrial - term (1)	8,577	1,358	1,741	(128)	794	12,342
Commercial and industrial - lines of credit	4,802	1,874	(1,640)	(36)	-	5,000
Total commercial and industrial	13,379	3,232	101	(164)	794	17,342

Residential real estate - owner occupied	4,316	590	1,035	(13)	60	5,988
Residential real estate - non-owner occupied	3,677	-	(495)	-	8	3,190
Total residential real estate	7,993	590	540	(13)	68	9,178

Construction and land development	4,789	419	1,078	(72)	-	6,214
Home equity lines of credit	1,044	2	475	-	-	1,521
Consumer	772	78	403	(489)	349	1,113
Leases	204	-	17	-	-	221
Credit cards	162	-	(1)	-	47	208
Total	$53,898	$9,950	$1,979	$(779)	$1,314	$66,362

Bancorp’s ACL for loans was $66 million as of June 30, 2022 compared to $54 million as of December 31, 2021. The change in the ACL for loans was driven by a number of competing factors, which resulted in the $12 million, or 23%, increase experienced for the first six months of 2022. Acquisition-related activity was responsible for a total increase to the ACL for loans of $14 million at acquisition date, comprised of a $10 million day one adjustment for specific reserves placed on acquired PCD loans (offset to goodwill) and $4.4 million of provision for credit loss expense on loans related to the remaining acquired non-PCD loan portfolio.

Partially offsetting the acquisition-related increases was a net reduction of the ACL for loans of $2 million for the first six months of 2022. While improvement in the unemployment forecast has helped drive reductions of the ACL for loans in recent quarters, the FRB’s forecast of the Seasonally Adjusted National Civilian Unemployment Rate, which is the primary loss driver with Bancorp’s CECL model, deteriorated during the second quarter, presumptively the result of inflation and recession-based fears. This development, along with qualitative factor updates related to the potential impact of rising rates on the C&I portfolio, resulted in increased expense within the CECL model. However, the negative impact of the economic forecast update was more than offset by the release of approximately $3.0 million in specific reserves within the ACL for individual loans related to recently acquired individual loans that ultimately paid off during the second quarter with no loss or charge-off realized by Bancorp, driving the negative provision recorded for the six month period ending June 30, 2022.

In addition, net recovery activity of $535,000 was recorded for the six months ended June 30, 2022, driven mainly by a $711,000 recovery of a C&I relationship during the first quarter that was fully charged off in the prior year, serving to increase the ACL for loans.

The ACL for loans calculation and resulting credit loss expense is significantly impacted by changes in forecasted economic conditions. Should the forecast for economic conditions change, Bancorp could experience further adjustments in its required ACL for loans credit loss expense.

The following table sets forth the ACL by category of loan (excluding):

	June 30, 2022			December 31, 2021
(dollars in thousands)	Allocated Allowance	% of Total ACL on loans	ACL to Total Loans (1)	Allocated Allowance	% of Total ACL on loans	ACL to Total Loans (1)

Commercial real estate - non-owner occupied	$20,723	31%	1.48%	$15,960	30%	1.41%
Commercial real estate - owner occupied	9,842	15%	1.25%	9,595	18%	1.41%
Total commercial real estate	30,565	46%	1.40%	25,555	48%	1.41%

Commercial and industrial - term (1)	12,342	19%	1.85%	8,577	16%	1.44%
Commercial and industrial - lines of credit	5,000	7%	1.18%	4,802	9%	1.30%
Total commercial and industrial	17,342	26%	1.59%	13,379	25%	1.38%

Residential real estate - owner occupied	5,988	9%	1.12%	4,316	8%	1.08%
Residential real estate - non-owner occupied	3,190	5%	1.09%	3,677	7%	1.31%
Total residential real estate	9,178	14%	1.11%	7,993	15%	1.17%

Construction and land development	6,214	10%	1.67%	4,789	9%	1.60%
Home equity lines of credit	1,521	2%	0.79%	1,044	2%	0.75%
Consumer	1,113	2%	0.81%	772	1%	0.74%
Leases	221	0%	1.51%	204	0%	1.50%
Credit cards	208	0%	0.96%	162	0%	0.95%
Total	$66,362	100%	1.37%	$53,898	100%	1.34%

(1) Excludes the PPP loan portfolio, which was not reserved for based on the underlying 100% SBA guarantee.

The table below details net charge-offs to average loans outstanding by category of loan for the three and six month periods ended June 30, 2022 and 2021, respectively.

	2022			2021
Three months ended June 30,	Net (charge offs)/	Average	Net (charge offs)/ recoveries to average	Net (charge offs)/	Average	Net (charge offs)/ recoveries to average
(dollars in thousands)	recoveries	Loans	loans	recoveries	Loans	loans

Commercial real estate - non-owner occupied	$2	$1,392,742	0.00%	$(3,061)	$1,003,623	-0.30%
Commercial real estate - owner occupied	(20)	792,673	0.00%	555	554,736	0.10%
Total commercial real estate	(18)	2,185,415	0.00%	(2,506)	1,558,359	-0.16%

Commercial and industrial - term	60	671,539	0.01%	(98)	491,094	-0.02%
Commercial and industrial - term - PPP	-	48,364	0.00%	-	510,963	0.00%
Commercial and industrial - lines of credit	-	417,482	0.00%	-	275,019	0.00%
Total commercial and industrial	60	1,137,385	0.01%	(98)	1,277,076	-0.01%

Residential real estate - owner occupied	50	511,111	0.01%	(37)	313,935	-0.01%
Residential real estate - non-owner occupied	5	294,487	0.00%	1	201,100	0.00%
Total residential real estate	55	805,598	0.01%	(36)	515,035	-0.01%

Construction and land development	(72)	358,066	-0.02%	3	276,018	0.00%
Home equity lines of credit	-	188,422	0.00%	1	114,582	0.00%
Consumer	(77)	135,776	-0.06%	(108)	76,730	-0.14%
Leases	-	14,233	0.00%	-	13,868	0.00%
Credit cards	47	21,118	0.22%	-	12,994	0.00%
Total	$(5)	$4,846,013	0.00%	$(2,744)	$3,844,662	-0.07%

Six months ended June 30,	Net (charge offs)/	Average	Net (charge offs)/ recoveries to average	Net (charge offs)/	Average	Net (charge offs)/ recoveries to average
(dollars in thousands)	recoveries	Loans	loans	recoveries	Loans	loans

Commercial real estate - non-owner occupied	$14	$1,302,604	0.00%	$(3,030)	$943,644	-0.32%
Commercial real estate - owner occupied	1	753,414	0.00%	555	537,304	0.10%
Total commercial real estate	15	2,056,018	0.00%	(2,475)	1,480,948	-0.17%

Commercial and industrial - term	666	644,461	0.10%	(147)	452,971	-0.03%
Commercial and industrial - term - PPP	-	80,070	0.00%	-	569,068	0.00%
Commercial and industrial - lines of credit	(36)	401,126	-0.01%	-	247,592	0.00%
Total commercial and industrial	630	1,125,657	0.06%	(147)	1,269,631	-0.01%

Residential real estate - owner occupied	47	473,599	0.01%	(40)	288,123	-0.01%
Residential real estate - non-owner occupied	8	289,525	0.00%	2	180,539	0.00%
Total residential real estate	55	763,124	0.01%	(38)	468,662	-0.01%

Construction and land development	(72)	337,927	-0.02%	3	280,011	0.00%
Home equity lines of credit	-	171,691	0.00%	1	107,803	0.00%
Consumer	(140)	125,097	-0.11%	(94)	92,681	-0.10%
Leases	-	14,006	0.00%	-	14,110	0.00%
Credit cards	47	19,744	0.24%	-	12,025	0.00%
Total	$535	$4,613,264	0.01%	$(2,750)	$3,725,871	-0.07%

While separate from the ACL for loans and recorded in other liabilities on the consolidated balance sheets, the ACL for off balance sheet credit exposures also experienced an increase between December 31, 2021 and June 30, 2022. The CB acquisition resulted in a $500,000 increase to the ACL for off balance sheet credit exposures during the first quarter, with the corresponding offset recorded to goodwill (as opposed to provision for credit loss expense). Provision for credit loss expense of $100,000 was also recorded for the six month period ended June 30, 2022, driven largely by the addition of new lines, and thus increased availability, within the C&D portfolio. ACL for off balance sheet credit exposures stood at $4.1 million as of June 30, 2022 compared to $3.5 million as of December 31, 2021.

Deposits

(dollars in thousands)	June 30, 2022	December 31, 2021	$ Variance	% Variance

Non-interest bearing demand deposits	$2,121,304	$1,755,754	$365,550	21%

Interest bearing deposits:
Interest bearing demand	2,184,579	2,131,928	52,651	2%
Savings	571,856	415,258	156,598	38%
Money market	1,167,538	1,050,352	117,186	11%

Time deposits of $250 thousand or more	95,958	89,745	6,213	7%
Other time deposits	407,895	344,477	63,418	18%
Total time deposits	503,853	434,222	69,631	16%

Total interest bearing deposits	4,427,826	4,031,760	396,066	10%

Total deposits (1)	$6,549,130	$5,787,514	$761,616	13%

(1)	Includes $10 million and $5 million in brokered deposits as of June 30, 2022 and December 31, 2021, respectively.

Total deposits increased $762 million, or 13%, from December 31, 2021 to June 30, 2022. At acquisition date, deposits totaling $1.12 billion were assumed as a result of the CB acquisition. Excluding the deposits acquired through the CB acquisition, deposits decreased $358 million, or 6%, during the first six months of 2022, attributed mainly to anticipated seasonal deposit run-off and time deposit maturities.

Securities Sold Under Agreements to Repurchase

SSUAR represent a funding source of Bancorp and are primarily used by commercial customers in conjunction with collateralized corporate cash management accounts. Such repurchase agreements are considered financing agreements and mature within one business day from the transaction date. At June 30, 2022 and December 31, 2021, all of these financing arrangements had overnight maturities and were secured by government sponsored enterprise obligations and government agency mortgage-backed securities that were owned and controlled by Bancorp.

Information regarding SSUAR follows:

(dollars in thousands)	June 30, 2022	December 31, 2021
Outstanding balance at end of period	$161,512	$75,466
Weighted average interest rate at end of period	0.44%	0.04%

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2022	2021	2022	2021

Average outstanding balance during the period	$140,169	$55,673	$115,761	$51,330
Average interest rate during the period	0.16%	0.04%	0.13%	0.04%
Maximum outstanding at any month end during the period	$161,512	$63,942	$161,512	$63,942

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

SSUARs increased $86 million, between December 31, 2021 and June 30, 2022, as SSUAR totaling $66 million were assumed as part of the CB acquisition. The remaining fluctuation in SSUAR is consistent with the general trend of customers maintaining elevated deposit balances over the past several quarters.

Subordinated debentures

As a result of the CB acquisition, Bancorp became the 100% successor owner of the following unconsolidated trust subsidiaries: Commonwealth Statutory Trust III, Commonwealth Statutory Trust IV and Commonwealth Statutory Trust V. The sole assets of the trust subsidiaries represent the proceeds of offerings loaned in exchange for subordinated debentures with similar terms to the TPS. The TPS are treated as part of Tier 1 Capital. The subordinated note and related interest expense are included in Bancorp’s consolidated financial statements. The subordinated notes are currently redeemable at Bancorp’s option on a quarterly basis. As of June 30, 2022, subordinated notes added through the CB acquisition totaled $26 million.

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

Bancorp’s most liquid assets are comprised of cash and due from banks, FFS and AFS debt securities. FFS and interest bearing deposits totaled $485 million and $899 million at June 30, 2022 and December 31, 2021, respectively. The decrease experienced for the first six months of 2022 is attributed to significant investment in the securities portfolio, strong organic loan growth and seasonal deposit runoff. FFS normally have overnight maturities while interest-bearing deposits in banks are accessible on demand. These investments are used for general daily liquidity purposes.

The fair value of the AFS debt security portfolio was $1.14 billion and $1.18 billion at June 30, 2022 and December 31, 2021 respectively. The lack of growth in AFS debt security portfolio for the first six months of 2022 is attributed to both classifying securities purchased and acquired during the first quarter as HTM for general capital purposes, as well as significant market depreciation experienced on the AFS portfolio since December 31, 2021 due to rising rates. The investment portfolio (HTM and AFS) includes scheduled maturities of $26 million and cash flows on amortizing debt securities of approximately $206 million (based on assumed prepayment speeds as of June 30, 2022) expected over the next twelve months. Combined with FFS and interest bearing deposits from banks, AFS debt securities offer substantial resources to meet either loan growth or reductions in Bancorp’s deposit funding base. Bancorp pledges portions of its investment securities portfolio to secure public funds, cash balances of certain WM&T accounts and SSUAR. At June 30, 2022, total investment securities pledged for these purposes comprised 64% of the debt securities portfolio, leaving approximately $586 million of unpledged debt securities.

Bancorp’s deposit base consists mainly of core deposits, defined as time deposits less than or equal to $250,000, demand, savings, and money market deposit accounts, and excludes public funds and brokered deposits. At June 30, 2022, such deposits totaled $5.76 billion and represented 88% of Bancorp’s total deposits, as compared with $5.05 billion, or 87% of total deposits at December 31, 2021. Because these core deposits are less volatile and are often tied to other products of Bancorp through long lasting relationships, they do not place undue pressure on liquidity. However, many of Bancorp’s individual depositors are currently maintaining historically high balances. These excess balances may be more sensitive to market rates, with potential decreases possibly straining Bancorp’s liquidity position.

As of June 30, 2022 and December 31, 2021, Bancorp held brokered deposits totaling $10 million and $5 million, respectively, all of which is attributed to deposits added through the acquisition-related activity over the past twelve months.

Included in total deposit balances at June 30, 2022 are $628 million in public funds generally comprised of accounts with local government agencies and public school districts in the markets in which Bancorp operates. At December 31, 2021, public funds deposits totaled $645 million, the increase experienced during the first six months of 2022 being attributed mainly to relationships added through the CB acquisition.

Bancorp is a member of the FHLB of Cincinnati. As a member of the FHLB, Bancorp has access to credit products of the FHLB. Bancorp views these borrowings as a potential low cost alternative to brokered deposits. At June 30, 2022 and December 31, 2021, available credit from the FHLB totaled $1.22 billion and $1.00 billion, respectively. Additionally, Bancorp had unsecured available FFP lines with correspondent banks totaling $100 million and $80 million at June 30, 2022 and December 31, 2021, respectively. In addition, Bancorp had borrowing capacity of $20 million available through an unsecured borrowing line at the holding company.

During the normal course of business, Bancorp enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through Bancorp’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of Bancorp’s liquidity.

Bancorp’s principal source of cash is dividends paid to it as the sole shareholder of the Bank. As discussed in the Footnote titled “Commitments and Contingent Liabilities,” as of January 1st of any year, the Bank may pay dividends in an amount equal to the Bank’s net income of the prior two years less any dividends paid for the same two years. At June 30, 2022, the Bank could pay an amount equal to $43 million in dividends to Bancorp without regulatory approval subject to ongoing capital requirements of the Bank.

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

Bancorp provides customers with off-balance sheet credit support through loan commitments and standby letters of credit. Unused loan commitments increased $467 million as of June 30, 2022 compared to December 31, 2021, the increase being driven by both the CB acquisition and new lines of credit. Total average line of credit utilization declined to 40.5% as of June 30, 2022 compared to 41.2% at December 31, 2021, however, both represent significant improvement from the pandemic-era low of 36.5% experienced at March 31, 2021. C&I line of credit utilization was 31.0% at June 30, 2022 compared to 31.8% at December 31, 2021 and 27.4% at June 30, 2021.

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

The ACL for off balance sheet credit exposures, which is separate from the ACL for loans and recorded in other liabilities on the consolidated balance sheets, stood at $4.1 million and $3.5 million as of June 30, 2022 and December 31, 2021, respectively. The CB acquisition resulted in a $500,000 increase to the ACL for off balance sheet credit exposures, with the corresponding offset recorded to goodwill (as opposed to provision expense). In addition, $100,000 of provision expense was recorded for the six month period ended June 30, 2022, driven largely by the addition of new lines, and thus increased availability, within the C&D portfolio.

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

Capital

At June 30, 2022, stockholders’ equity totaled $747 million, representing an increase of $71 million, or 11%, compared to December 31, 2021. The increase for the first six months of 2022 was attributed mainly to stock issued in relation to the CB acquisition, which totaled $134 million. Further, net income of $34.7 million was offset by a $79 million negative change in AOCI and dividends declared during the first six months of 2022. AOCI consists of net unrealized gains or losses on AFS debt securities and a minimum pension liability, each net of income taxes. The large decline in AOCI from December 31, 2021 to June 30, 2022 was the result of the rising interest rate environment and its corresponding impact on the valuation of the AFS debt securities portfolio. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. See the “Consolidated Statement of Changes in Stockholders’ Equity” for further detail of changes in equity.

As a result of the large interest-rate driven changes in AOCI noted above, as well as acquisition-related growth, Bancorp’s TCE ratio and tangible book value per share, both non-GAAP disclosures, experienced declines between December 31, 2021 and June 30, 2022. TCE was 7.00% at June 30, 2022 compared to 8.22% at December 31, 2021, while tangible book value per share was $17.59 at June 30, 2022 compared to $20.09 at December 31, 2021. See the section titled “Non-GAAP Financial Measures” for reconcilement of non-GAAP to GAAP measures.

In May 2021, Bancorp’s Board of Directors extended its share repurchase program authorizing the repurchase of up to 1 million shares, or approximately 4% of Bancorp’s total common shares outstanding at the time. The plan, which will expire in May 2023 unless otherwise extended or completed at an earlier date, does not obligate Bancorp to repurchase any specific dollar amount or number of shares prior to the plan’s expiration. Based on economic developments over the past year and the increased importance of capital preservation, no shares were repurchased in 2021, nor the first six months of 2022. Approximately 741,000 shares remain eligible for repurchase under the current repurchase plan.

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

The following table sets forth consolidated Bancorp’s and the Bank’s risk based capital ratios:

	June 30, 2022	December 31, 2021

Total risk-based capital(1)
Consolidated	12.27%	12.79%
Bank	11.63	12.42

Common equity tier 1 risk-based capital(1)
Consolidated	10.81	11.94
Bank	10.62	11.56

Tier 1 risk-based capital(1)
Consolidated	11.26	11.94
Bank	10.62	11.56

Leverage(2)
Consolidated	8.58	8.86
Bank	8.06	8.57

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

Capital ratios as of June 30, 2022 decreased compared December 31, 2021 as a result of substantial average asset and risk-weighted asset growth, driven by both organic and acquisition-related activity. While pressure was placed on risk-based capital and leverage ratios due to this growth, Bancorp continues to exceed the regulatory requirements for all calculations. Bancorp and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB and the FDIC, in addition to the capital conservation buffer.

Banking regulators have categorized the Bank as well-capitalized. To meet the definition of well-capitalized for prompt corrective action requirements, a bank must have a minimum 6.5% Common Equity Tier 1 Risk-Based Capital ratio, 8.0% Tier 1 Risk-Based Capital ratio, 10.0% Total Risk-Based Capital ratio and 5.0% Tier 1 Leverage ratio.

Additionally, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, Bancorp and the Bank must hold a 2.5% capital conservation buffer composed of Common Equity Tier 1 Risk-Based Capital above the minimum risk-based capital requirements for the Common Equity Tier 1 Risk-Based Capital ratio, Tier 1 Risk-Based Capital ratio and Total Risk-Based Capital ratio necessary to be considered adequately-capitalized. At June 30, 2022, the adequately-capitalized minimums, including the capital conservation buffer, were a 6.0% Common Equity Tier 1 Risk-Based Capital ratio, 8.5% Tier 1 Risk-Based Capital ratio and 10.5% Total Risk-Based Capital ratio.

As a result of the CB acquisition, Bancorp became the 100% successor owner of the following unconsolidated trust subsidiaries: Commonwealth Statutory Trust III, Commonwealth Statutory Trust IV and Commonwealth Statutory Trust V. The sole assets of the trust subsidiaries represent the proceeds of offerings loaned in exchange for subordinated debentures with similar terms to the TPS. The TPS are treated as part of Tier 1 Capital. The subordinated note and related interest expense are included in Bancorp’s consolidated financial statements. The subordinated notes are currently redeemable at Bancorp’s option on a quarterly basis. As of June 30, 2022, subordinated notes added through the CB acquisition totaled $26 million. Further, Bancorp had borrowing capacity of $20 million available through an unsecured borrowing line of the holding company as of June 30, 2022, which was added during the first quarter to allow capital flexibility at the Bank level.

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

Non-GAAP Financial Measures

The following table provides a reconciliation of total stockholders’ equity in accordance with GAAP to tangible stockholders’ equity (TCE), a non-GAAP disclosure. Bancorp provides the TCE per share, a non-GAAP measure, in addition to those defined by banking regulators, based on its widespread use by investors as a means to evaluate capital adequacy:

(dollars in thousands, except per share data)	June 30, 2022	December 31, 2021

Total stockholders' equity - GAAP (a)	$747,131	$675,869
Less: Goodwill	(202,524)	(135,830)
Less: Core deposit and other intangibles	(30,357)	(5,596)
Tangible common equity - Non-GAAP (c)	$514,250	$534,443

Total assets - GAAP (b)	$7,583,105	$6,646,025
Less: Goodwill	(202,524)	(135,830)
Less: Core deposit and other intangibles	(30,357)	(5,596)
Tangible assets - Non-GAAP (d)	$7,350,224	$6,504,599

Total stockholders' equity to total assets - GAAP (a/b)	9.85%	10.17%
Tangible common equity to tangible assets - Non-GAAP (c/d)	7.00%	8.22%

Total shares outstanding (e)	29,243	26,596

Book value per share - GAAP (a/e)	$25.55	$25.41
Tangible common equity per share - Non-GAAP (c/e)	17.59	20.09

The general decline between December 31, 2021 and June 30, 2022 for the ratios displayed in the table above is attributed mainly to unrealized losses within the AFS debt securities portfolio stemming from the significant increase in interest rates during the six months of 2022, which drove a $79 million decline in AOCI and as a result, a decline in stockholders equity. Further, acquisition-related growth served to increase goodwill and total assets, which also contributed to lower ratios.

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

(dollars in thousands)	June 30, 2022	December 31, 2021

Total loans - GAAP (a)	$4,877,324	$4,169,303
Less: PPP loans	(36,767)	(140,734)
Total non-PPP loans - Non-GAAP (b)	$4,840,557	$4,028,569

ACL for loans (c)	$66,362	$53,898
Non-performing loans (d)	9,003	7,408
Delinquent loans (e)	17,973	11,036

ACL for loans to total loans - GAAP (c/a)	1.36%	1.29%
ACL for loans to total loans - Non-GAAP (c/b)	1.37%	1.34%

Non-performing loans to total loans - GAAP (d/a)	0.18%	0.18%
Non-performing loans to total loans - Non-GAAP (d/b)	0.19%	0.18%

Delinquent loans to total loans - GAAP (e/a)	0.37%	0.26%
Delinquent loans to total loans - Non-GAAP (e/b)	0.37%	0.27%

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

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2022	2021	2022	2021

Total non-interest expenses - GAAP (a)	$44,675	$48,177	$100,972	$73,150
Less: Non-recurring merger expenses	—	(18,100)	(19,500)	(18,500)
Less: Amortization of investments in tax credit partnerships	(89)	(231)	(177)	(262)
Total non-interest expenses - Non-GAAP (c)	$44,586	$29,846	$81,295	$54,388

Total net interest income, FTE	$57,244	$41,661	$106,189	$79,535
Total non-interest income	21,940	15,788	41,143	29,632
Less: Gain/loss on sale of securities	—	—	—	—
Total revenue - GAAP (b)	$79,184	$57,449	$147,332	$109,167

Efficiency ratio - GAAP (a/b)	56.42%	83.86%	68.53%	67.01%
Efficiency ratio - Non-GAAP (c/b)	56.31%	51.95%	55.18%	49.82%

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

The following table shows information relating to the repurchase of shares of common stock by Bancorp during the three months ended June 30, 2022.

	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Average price paid per share	Maximum number of shares that may yet be purchased under the plans or programs

April 1 - April 30	2,061	$42.81	—	$—
May 1 - May 31	9,440	54.73	—	—
June 1 - June 30	7,406	60.32	—	—

Total	18,907	$55.62	—	$—	741,196

(1)	Shares repurchased during the three-month period ended June 30, 2022 represent shares withheld to pay taxes due on the exercise of equity grants.

Effective May 22, 2019, Bancorp’s Board of Directors approved a share repurchase program authorizing the repurchase of 1 million shares, or approximately 4% of Bancorp’s total common shares outstanding at the time. Stock repurchases are expected to be made from time to time on the open market or in privately negotiated transactions, subject to applicable securities laws. The plan, which was extended in May 2021 and will expire in May 2023 unless otherwise extended or completed at an earlier date, does not obligate the Company to repurchase any specific dollar amount or number of shares prior to the plan’s expiration. No shares were repurchased in 2021, nor through the first six months of 2022. Management does not intend to resume repurchasing in the near-term. Approximately 741,000 shares remain eligible for repurchase.

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

101

The following materials from Stock Yards Bancorp Inc.’s Form 10-Q Report for the quarterly period ended June 30, 2022 formatted in inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from Stock Yards Bancorp Inc.’s Form 10-Q Report for the quarterly period ended June 30, 2022 formatted in inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STOCK YARDS BANCORP, INC. (Registrant)

Date: August 5, 2022	By:	/s/ James A. Hillebrand James A. Hillebrand Chairman and CEO (Principal Executive Officer)

Date: August 5, 2022		/s/ T. Clay Stinnett T. Clay Stinnett EVP, Treasurer and CFO (Principal Financial Officer)