Form 10-Q
period 2022-09-30
Stock Yards Bancorp, Inc.
filed 2022-11-04
CIK 835324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

or

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

The number of shares outstanding of the registrant’s Common Stock, no par value, as of October 31, 2022, was 29,258,080.

GLOSSARY OF ABBREVIATIONS AND ACRONYMS

The acronyms and abbreviations identified in alphabetical order below are used throughout this Report on Form 10-Q:

Acronym or Term	Definition	Acronym or Term	Definition	Acronym or Term	Definition
ACH	Automatic Clearing House	ETR	Effective Tax Rate	NIM	Net Interest Margin (FTE)
AFS	Available for Sale	EVP	Executive Vice President	NPV	Net Present Value
APIC	Additional paid-in capital	FASB	Financial Accounting Standards Board	Net Interest Spread	Net Interest Spread (FTE)
ACL	Allowance for Credit Losses	FDIC	Federal Deposit Insurance Corporation	NM	Not Meaningful
AOCI	Accumulated Other Comprehensive Income	FFP	Federal Funds Purchased	OAEM	Other Assets Especially Mentioned
ASC	Accounting Standards Codification	FFS	Federal Funds Sold	OREO	Other Real Estate Owned
ASU	Accounting Standards Update	FFTR	Federal Funds Target Rate	PPP	SBA Paycheck Protection Program
ATM	Automated Teller Machine	FHA	Federal Housing Authority	PV	Present Value
AUM	Assets Under Management	FHC	Financial Holding Company	PCD	Purchased Credit Deteriorated
Bancorp / the Company	Stock Yards Bancorp, Inc.	FHLB	Federal Home Loan Bank of Cincinnati	Prime	The Wall Street Journal Prime Interest Rate
Bank / SYB	Stock Yards Bank & Trust Company	FHLMC	Federal Home Loan Mortgage Corporation	Provision	Provision for Credit Losses
BOLI	Bank Owned Life Insurance	FICA	Federal Insurance Contributions Act	PSU	Performance Stock Unit
BP	Basis Point - 1/100th of one percent	FNMA	Federal National Mortgage Association	ROA	Return on Average Assets
C&D	Construction and Development	FRB	Federal Reserve Bank	ROE	Return on Average Equity
Captive	SYB Insurance Company, Inc.	FTE	Fully Tax Equivalent	RSA	Restricted Stock Award
C&I	Commercial and Industrial	GAAP	United States Generally Accepted Accounting Principles	RSU	Restricted Stock Unit
CB	Commonwealth Bancshares, Inc. and Commonwealth Bank & Trust Company	GLBA	Gramm-Leach-Bliley Act	SAB	Staff Accounting Bulletin
CD	Certificate of Deposit	GNMA	Government National Mortgage Association	SAR	Stock Appreciation Right
CDI	Core Deposit Intangible	HELOC	Home Equity Line of Credit	SBA	Small Business Administration
CECL	Current Expected Credit Loss (ASC-326)	HTM	Held to Maturity	SEC	Securities and Exchange Commission
CEO	Chief Executive Officer	ITM	Interactive Teller Machine	SOFR	Secured Overnight Financing Right
CFO	Chief Financial Officer	KB	Kentucky Bancshares, Inc. and Kentucky Bank	SSUAR	Securities Sold Under Agreements to Repurchase
CLI	Customer list intangible	KSB	King Bancorp, Inc. and King Southern Bank	SVP	Senior Vice President
CLI	Customer list intangible	LFA	Landmark Financial Advisors, LLC	TBA	To Be Annouced
CRA	Community Reinvestment Act	LIBOR	London Interbank Offered Rate	TBOC	The Bank Oldham County
CRE	Commercial Real Estate	Loans	Loans and Leases	TCE	Tangible Common Equity
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act	MBS	Mortgage Backed Securities	TDR	Troubled Debt Restructuring
DTA	Deferred Tax Asset	MSA	Metropolitan Statistical Area	TPS	Trust Preferred Securities
DTL	Deferred Tax Liability	MSRs	Mortgage Servicing Rights	VA	U.S. Department of Veterans Affairs
DCF	Discounted Cash Flow	NASDAQ	The NASDAQ Stock Market, LLC	WM&T	Wealth Management and Trust
EPS	Earnings Per Share	NCI	Non-controlling interest

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2022 (unaudited) and December 31, 2021 (in thousands, except share data)

	September 30,	December 31,
	2022	2021
Assets
Cash and due from banks	$93,948	$62,304
Federal funds sold and interest bearing due from banks	235,973	898,888
Total cash and cash equivalents	329,921	961,192

Mortgage loans held for sale, at fair value	5,230	8,614
Available for sale debt securities (amortized cost of $1,317,163 in 2022 and $1,190,379 in 2021, respectively)	1,149,173	1,180,298
Held to maturity debt securities (fair value of $433,371 in 2022 and $0 in 2021, respectively)	478,125	—
Federal Home Loan Bank stock, at cost	10,928	9,376
Loans	5,072,877	4,169,303
Allowance for credit losses on loans	70,083	53,898
Net loans	5,002,794	4,115,405

Premises and equipment, net	98,744	76,894
Premises held for sale	10,355	—
Bank owned life insurance	84,129	53,073
Accrued interest receivable	17,568	13,745
Goodwill	202,524	135,830
Core deposit intangibles	15,914	5,596
Customer list intangibles	12,833	—
Other assets	135,972	86,002
Total assets	$7,554,210	$6,646,025

Liabilities
Deposits:
Non-interest bearing	$2,200,041	$1,755,754
Interest bearing	4,300,732	4,031,760
Total deposits	6,500,773	5,787,514

Securities sold under agreements to repurchase	124,567	75,466
Federal funds purchased	8,970	10,374
Subordinated debentures	26,244	—
Accrued interest payable	401	300
Other liabilities	162,506	96,502
Total liabilities	6,823,461	5,970,156

Commitments and contingent liabilities (Footnote 12)

Stockholders’ equity
Preferred stock, no par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value. Authorized 40,000,000 shares; issued and outstanding 29,242,000 and 26,596,000 shares in 2022 and 2021, respectively	58,311	49,501
Additional paid-in capital	376,091	243,107
Retained earnings	421,269	391,201
Accumulated other comprehensive loss	(127,917)	(7,940)
Total stockholders’ equity	727,754	675,869
Non-controlling interest	2,995	—
Total equity	730,749	675,869
Total liabilities and equity	$7,554,210	$6,646,025

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

For the three and nine months ended September 30, 2022 and 2021 (in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Interest income
Loans, including fees	$56,750	$43,307	$152,105	$120,402
Federal funds sold and interest bearing due from banks	2,450	208	3,845	358
Mortgage loans held for sale	103	53	177	175
Federal Home Loan Bank stock	172	83	328	204
Investment securities:
Taxable	7,503	3,206	18,988	8,245
Tax-exempt	432	91	1,059	184
Total interest income	67,410	46,948	176,502	129,568
Interest expense
Deposits	4,449	1,403	7,390	4,348
Securities sold under agreements to repurchase	176	6	250	16
Federal funds purchased and other short-term borrowings	50	5	72	11
Subordinated debentures	359	—	670	—
Federal Home Loan Bank advances	—	51	—	301
Total interest expense	5,034	1,465	8,382	4,676
Net interest income	62,376	45,483	168,120	124,892
Provision for credit losses	4,803	(1,525)	6,882	1,147
Net interest income after credit loss expense	57,573	47,008	161,238	123,745
Non-interest income
Wealth management and trust services	9,152	7,128	26,890	20,234
Deposit service charges	2,179	1,768	6,103	3,945
Debit and credit card income	4,710	3,887	13,577	9,444
Treasury management fees	2,221	1,771	6,312	5,041
Mortgage banking income	703	915	3,001	3,662
Net investment product sales commissions and fees	892	780	2,230	1,789
Bank owned life insurance	516	275	1,052	642
Gain (loss) on sale of premises and equipment	3,074	—	3,074	(41)
Other	1,417	1,090	3,768	2,530
Total non-interest income	24,864	17,614	66,007	47,246
Non-interest expenses
Compensation	23,069	17,381	63,242	45,888
Employee benefits	4,179	3,662	13,147	10,290
Net occupancy and equipment	3,767	2,732	10,455	7,021
Technology and communication	3,747	3,173	11,150	8,189
Debit and credit card processing	1,437	1,479	4,439	3,160
Marketing and business development	1,244	1,011	3,461	2,357
Postage, printing and supplies	903	630	2,461	1,499
Legal and professional	774	700	2,451	1,828
FDIC insurance	847	387	2,028	1,141
Amortization of investments in tax credit partnerships	88	53	265	315
Capital and deposit based taxes	722	556	1,822	1,541
Merger expenses	—	525	19,500	19,025
Federal Home Loan Bank early termination penalty	—	—	—	474
Intangible amortization	1,610	290	3,934	494
Other	2,486	1,979	7,490	4,486
Total non-interest expenses	44,873	34,558	145,845	107,708
Income before income tax expense	37,564	30,064	81,400	63,283
Income tax expense	9,024	6,902	18,016	13,227
Net income	28,540	23,162	63,384	50,056
Less income attributed to non-controlling interest	85	—	229	—
Net Income available to stockholders	$28,455	$23,162	$63,155	$50,056
Net income per common share, basic	$0.98	$0.87	$2.22	$2.05
Net income per common share, diluted	$0.97	$0.87	$2.20	$2.03
Weighted average outstanding shares
Basic	29,144	26,485	28,509	24,360
Diluted	29,404	26,726	28,752	24,602

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

For the three and nine months ended September 30, 2022 and 2021 (in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$28,540	$23,162	$63,384	$50,056
Other comprehensive income (loss):
Change in unrealized loss on AFS debt securities	(53,415)	(5,881)	(157,909)	(15,100)
Change in fair value of derivatives used in cash flow hedge	—	44	—	127
Total other comprehensive loss, before income tax effect	(53,415)	(5,837)	(157,909)	(14,973)
Tax effect	(12,835)	(1,416)	(37,932)	(3,601)
Total other comprehensive loss, net of tax	(40,580)	(4,421)	(119,977)	(11,372)
Comprehensive income (loss)	(12,040)	18,741	(56,593)	38,684
Less comprehensive income attributed to non-controlling interest	85	—	229	—
Comprehensive income (loss) available to stockholders	$(12,125)	$18,741	$(56,822)	$38,684

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

For the three and nine months ended September 30, 2022 and 2021 (in thousands, except per share data)

	Common stock				Accumulated
	Shares outstanding	Amount	Additional paid-in capital	Retained earnings	other comprehensive loss	Total stockholders' equity	Non-controlling interest	Total equity

Balance, January 1, 2022	26,596	$49,501	$243,107	$391,201	$(7,940)	$675,869	$-	$675,869

Activity for three months ended March 31, 2022:
Net income	—	—	—	7,906	—	7,906	36	7,942
Other comprehensive loss	—	—	—	—	(49,659)	(49,659)	—	(49,659)
Stock compensation expense	—	—	991	—	—	991	—	991
Stock issued for share-based awards, net of withholdings tosatisfy employee tax obligations	65	216	3,451	(6,011)	—	(2,344)	—	(2,344)
Stock issued for Commonwealth acquisition	2,564	8,539	125,286	—	—	133,825	—	133,825
Non-controlling interest of acquired entity	—	—	—	—	—	—	3,094	3,094
Cash dividends declared, $0.28 per share	—	—	—	(8,172)	—	(8,172)	—	(8,172)
Shares cancelled	(5)	(18)	(280)	25	—	(273)	—	(273)
Distributions to non-controlling interest	—	—	—	—	—	—	(53)	(53)
Balance, March 31, 2022	29,220	$58,238	$372,555	$384,949	$(57,599)	$758,143	$3,077	$761,220

Activity for three months ended June 30, 2022:
Net income	—	—	—	26,794	—	26,794	108	26,902
Other comprehensive loss	—	—	—	—	(29,738)	(29,738)	—	(29,738)
Stock compensation expense	—	—	1,057	—	—	1,057	—	1,057
Stock issued for share-based awards, net of withholdings tosatisfy employee tax obligations	26	85	1,365	(2,394)	—	(944)	—	(944)
Cash dividends declared, $0.28 per share	—	—	—	(8,183)	—	(8,183)	—	(8,183)
Shares cancelled	(3)	(8)	(99)	109	—	2	—	2
Distributions to non-controlling interest	—	—	—	—	—	—	(155)	(155)
Balance, June 30, 2022	29,243	$58,315	$374,878	$401,275	$(87,337)	$747,131	$3,030	$750,161

Activity for three months ended September 30, 2022:
Net income	—	—	—	28,455	—	28,455	85	28,540
Other comprehensive loss	—	—	—	—	(40,580)	(40,580)	—	(40,580)
Stock compensation expense	—	—	1,237	—	—	1,237	—	1,237
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations	1	5	94	(114)	—	(15)	—	(15)
Cash dividends declared, $0.29 per share	—	—	—	(8,474)	—	(8,474)	—	(8,474)
Shares cancelled	(2)	(9)	(118)	127	—	—	—	—
Distributions to non-controlling interest	—	—	—	—	—	—	(120)	(120)
Balance, September 30, 2022	29,242	$58,311	$376,091	$421,269	$(127,917)	$727,754	$2,995	$730,749

(continued)

(continued)

					Accumulated
	Common stock		Additional		other	Total
	Shares		paid-in	Retained	comprehensive	stockholders'
	outstanding	Amount	capital	earnings	income (loss)	Total

Balance, January 1, 2021	22,692	$36,500	$41,886	$353,574	$8,741	$440,701

Activity for three months ended March 31, 2021:
Net income	—	—	—	22,710	—	22,710
Other comprehensive loss	—	—	—	—	(11,791)	(11,791)
Stock compensation expense	—	—	849	—	—	849
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations	89	296	4,144	(7,533)	—	(3,093)
Cash dividends declared, $0.27 per share	—	—	—	(6,144)	—	(6,144)
Balance, March 31, 2021	22,781	$36,796	$46,879	$362,607	$(3,050)	$443,232

Activity for three months ended June 30, 2021:
Net income	—	—	—	4,184	—	4,184
Other comprehensive income	—	—	—	—	4,840	4,840
Stock compensation expense	—	—	1,414	—	—	1,414
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations	—	(2)	(26)	(45)	—	(73)
Stock issued for KB acquisition	3,808	12,682	191,988	—	—	204,670
Cash dividends declared, $0.27 per share	—	—	—	(7,178)	—	(7,178)
Shares cancelled	(1)	(5)	(55)	60	—	—
Balance, June 30, 2021	26,588	$49,471	$240,200	$359,628	$1,790	$651,089

Activity for three months ended September 30, 2021:
Net income	—	—	—	23,162	—	23,162
Other comprehensive loss	—	—	—	—	(4,421)	(4,421)
Stock compensation expense	—	—	1,165	—	—	1,165
Stock issued for share-based awards, net of witholdings to satisfy employee tax obligations	—	(1)	(10)	—	—	(11)
Cash dividends declared, $0.28 per share	—	—	—	(7,437)	—	(7,437)
Shares cancelled	(3)	(8)	(101)	109	—	—
Balance, September 30, 2021	26,585	$49,462	$241,254	$375,462	$(2,631)	$663,547

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

For the nine months ended September 30, 2022 and 2021 (in thousands)

	2022	2021
Cash flows from operating activities:
Net income	$63,384	$50,056
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	6,882	1,147
Depreciation, amortization and accretion, net	15,729	7,925
Deferred income tax expense	3,303	3,837
Gain on sale of mortgage loans held for sale	(670)	(2,708)
Origination of mortgage loans held for sale	(111,026)	(169,542)
Proceeds from sale of mortgage loans held for sale	118,639	187,667
Bank owned life insurance income	(1,052)	(642)
(Gain) loss on the disposal of premises and equipment	(3,074)	41
(Gain) loss on the sale of other real estate owned	5	(180)
Stock compensation expense	3,285	3,428
Excess tax benefit from share-based compensation arrangements	(1,142)	(1,152)
Net change in accrued interest receivable and other assets	(8,607)	1,656
Net change in accrued interest payable and other liabilities	(14,539)	(18,401)
Net cash provided by operating activities	71,117	63,132
Cash flows from investing activities:
Purchases of available for sale debt securities	(180,902)	(325,073)
Proceeds from sales of acquired available for sale debt securities	2,111	91,094
Proceeds from maturities and paydowns of available for sale debt securities	112,078	131,936
Purchases of held to maturity debt securities	(459,183)	—
Proceeds from maturities and paydowns of held to maturity debt securities	164,512	—
Purchase of bank owned life insurance	(30,000)	—
Proceeds from redemption of Federal Home Loan Bank stock	2,883	8,980
Net change in non-PPP loans	(332,133)	(232,636)
Net change in PPP loans	121,265	318,851
Purchases of premises and equipment	(15,294)	(3,243)
Proceeds from sale or disposal of premises and equipment	13,517	—
Other investment activities	—	(3,975)
Proceeds from sales of other real estate owned	6,656	919
Cash from acquisition, net of cash paid	349,456	24,981
Net cash (used in) provided by investing activities	(245,034)	11,834
Cash flows from financing activities:
Net change in deposits	(406,883)	314,218
Net change in securities sold under agreements to repurchase and federal funds purchased	(18,524)	14,511
Proceeds from Federal Home Loan Bank advances	—	30,000
Repayments of Federal Home Loan Bank advances	—	(142,745)
Repayment of acquired line of credit	(3,200)	—
Share repurchases related to compensation plans	(3,574)	(3,177)
Cash disbursements to non-controlling interest	(328)	—
Cash dividends paid	(24,845)	(20,777)
Net cash (used in) provided by financing activities	(457,354)	192,030
Net change in cash and cash equivalents	(631,271)	266,996
Beginning cash and cash equivalents	961,192	317,945
Ending cash and cash equivalents	$329,921	$584,941

(continued)

(continued)

For the nine months ended September 30,

	2022	2021
Supplemental cash flow information:
Interest paid	$8,281	$4,669
Income taxes paid, net of refunds	9,614	13,359
Cash paid for operating lease liabilities	2,746	1,898
Supplemental non-cash activity:
Unfunded commitments in tax credit investments	$6,886	$6,307
Due to broker	62,241	3,590
Dividends payable to stockholders	204	194
Loans transferred to OREO	—	7,106
Premises and equipment transferred to premises held for sale	10,355	—

Liabilities assumed in conjunction with acquisitions:
Fair value of assets acquired	$1,403,509	$1,389,327
Consideration paid	30,994	28,276
Common stock issued	133,825	204,670
Non-controlling interest of acquired entity	3,094	—
Total consideration paid	167,913	232,946
Liabilities assumed	$1,235,596	$1,156,381

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

As a result of its acquisition of CB on March 7, 2022, Bancorp became the 100% successor owner of the following unconsolidated Delaware trust subsidiaries: Commonwealth Statutory Trust III, Commonwealth Statutory Trust IV and Commonwealth Statutory Trust V. The sole assets of the trust subsidiaries represent the proceeds of offerings loaned in exchange for subordinated debentures with similar terms to the TPS.

Also as a result of its acquisition of Commonwealth Bancshares, Inc., Bancorp acquired a 60% interest in LFA, which is based in Bowling Green, Kentucky and provides wealth management services. LFA is consolidated into the Company. The non-controlling interest within the consolidated financial statements represents the interest in LFA not owned by Bancorp.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Intercompany transactions have been eliminated. These condensed consolidated financial statements should be read in conjunction with Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2021. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

Bancorp’s accounting policies are fundamental to understanding management’s discussion and analysis of our results of operations and financial condition. At September 30, 2022 and December 31, 2021, the accounting policies considered the most critical in preparing Bancorp’s consolidated financial statements are the determination of the ACL on loans and goodwill.

Effective January 1, 2020, Bancorp adopted ASC 326 “Financial Instruments – Credit Losses,” which created material changes to Bancorp’s existing critical accounting policy that existed prior to adoption. Accounting policies relating to credit losses for HTM investment securities, loans and off-balance sheet credit exposures reflect the current accounting policies required by this ASC.

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

Bancorp has made a policy election to exclude accrued interest from the amortized cost basis of debt securities and reports accrued interest separately in the consolidated balance sheets. A debt security is placed on non-accrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on non-accrual is reversed against interest income. There was no accrued interest related to debt securities reversed against interest income for the three and nine month periods ended September 30, 2022 and 2021.

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

In evaluating AFS debt securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, Bancorp considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition, among other factors. There were no credit related factors underlying unrealized losses on AFS debt securities at September 30, 2022 and December 31, 2021.

Changes in the ACL for AFS debt securities are recorded as expense. Losses are charged against the ACL for AFS debt securities when management believes the uncollectability of an AFS debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

ACL – HTM Debt Securities – Bancorp measures expected credit losses on HTM debt securities on a collective basis by major security type. Accrued interest receivable on HTM debt securities totaled $731,000 and $0 as of September 30, 2022 and December 31, 2021, respectively, and is excluded from the ACL on HTM securities. The estimate of the ACL for HTM securities considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. As of both September 30, 2022 and December 31, 2021, no ACL for HTM securities was recorded.

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

With regard to the DCF model and the adoption of CECL, management determined that four quarters represented a reasonable and supportable forecast period with reversion back to a historical loss rate over eight quarters on a straight-line basis. However, in response to uncertainty surrounding the magnitude and duration of the economic crisis created by the pandemic, management subsequently determined that a one-quarter forecast period with a reversion back to a historical loss rate in the following quarter was appropriate for the calculation performed at March 31, 2020. For the calculation performed at June 30, 2020, management elected to return to the four quarter forecast period with reversion back to a historical loss rate in the following quarter, which was the methodology used for all subsequent calculations through June 30, 2021. Beginning with the calculation performed as of September 30, 2021, management concluded that increasing the reversion period back to a historical loss rate over four quarters on a straight line basis was warranted, as both current and forecasted unemployment levels had become more normal.

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

Currently, goodwill recorded on Bancorp’s consolidated balance sheets is attributed mainly to the Commercial Banking segment, while a portion is also attributed to the WM&T segment. Goodwill related to the KSB acquisition is deductible for tax purposes, as it was structured as an asset sale/338 election. Goodwill related to the CB and KB acquisitions is not deductible for tax purposes, as both were structured as stock sales. Based on its assessment, Bancorp believes its goodwill balances at September 30, 2022 and December 31, 2021 were not impaired and are properly recorded in the consolidated financial statements.

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

Periodically, Bancorp enters into an interest rate swap transaction with a borrower, who desires to hedge exposure to rising interest rates, while at the same time entering into an offsetting interest rate swap, with substantially matching terms, with another approved independent counterparty. Because of matching terms of offsetting contracts and collateral provisions mitigating any non-performance risk, changes in fair value subsequent to initial recognition have an insignificant effect on earnings. These derivative instruments are recognized on the consolidated balance sheet at fair value.

Bancorp had no fair value hedging relationships at September 30, 2022 and December 31, 2021. Bancorp does not use derivatives for trading or speculative purposes. See the Footnote titled “Derivative Financial Instruments” for additional discussion.

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

Restrictions on Cash and Cash Equivalents – Bancorp has historically been required by the FRB to maintain average reserve balances. Effective March 26, 2020, the FRB reduced the reserve requirement ratio to 0% in response to the COVID-19 pandemic, eliminating reserve requirements for all depository institutions. The reserve requirement ratio remained at 0% as of September 30, 2022.

The Company’s captive maintains cash reserves to cover insurable claims. Reserves totaled $200,000 as of September 30, 2022.

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

	As Recorded	Fair Value		Provisional Period	As Recorded
(in thousands)	By CB	Adjustments (1)		Adjustments (1)	by Bancorp
Assets aquired:
Cash and due from banks	$380,450	$—		$—	$380,450
Mortgage loans held for sale	3,559	—		—	3,559
Available for sale debt securities (2)	247,209	(416)	a	—	246,793
Federal Home Loan Bank stock, at cost	4,436	—		—	4,436
Loans	645,551	(13,147)	b	—	632,404
Allowance for credits losses on loans	(16,102)	6,152	c	—	(9,950)
Net loans	629,449	(6,995)		—	622,454
Premises and equipment, net	28,784	4,009	d	—	32,793
Accrued interest receivable	1,973	—		—	1,973
Goodwill	5,412	(5,412)	e	—	—
Core deposit intangible	—	12,724	f	—	12,724
Customer list intangibles	—	14,360	g	—	14,360
Mortgage servicing rights	9,387	3,289	h	—	12,676
Deferred income taxes, net	—	(3,727)	i	—	(3,727)
Other assets	9,389	(1,065)	j	—	8,324
Total assets acquired	$1,320,048	$16,767		$-	$1,336,815

Liabilities assumed:
Deposits:
Non-interest bearing	$302,098	$—		$—	$302,098
Interest bearing	818,334	371	k	—	818,705
Total deposits	1,120,432	371		—	1,120,803
Securities sold under agreements to repurchase	66,220	—		—	66,220
Subordinated debentures	26,806	(794)	l	—	26,012
Line of credit	3,200	—		—	3,200
Accrued interest payable	243	—		—	243
Other liabilities	17,822	1,296	m	—	19,118
Total liabilities assumed	1,234,723	873		—	1,235,596
Net assets acquired	$85,325	$15,894		$-	$101,219

Consideration for common stock					$133,825
Cash consideration paid					30,994
Noncontrolling interest of acquired entity					3,094
Total consideration					$167,913

Goodwill					$66,694

(1)	See the following page for explanations of individual fair value/provisional period adjustments.

(2)	As of acquisition date, securities with a fair value of $162 million were classified by Bancorp as HTM.

Explanation of fair value/provisional period adjustments:

a.	Adjustment to investment securities based on Bancorp’s evaluation of the acquired portfolio.

b.	Adjustments to loans to reflect estimated fair value adjustments, including the following:

(in thousands)

Fair value adjustment - acquired non PCD loans	$(9,216)
Fair value adjustment - acquired PCD loans	(4,094)
Eliminate unrecognized loan fees on acquired loans and fair value hedge	163
Net loan fair value adjustments	$(13,147)

c.	The net adjustment to allowance for credit losses includes the following:

(in thousands)

Reversal of historical CB allowance for credit losses on loans	$(16,102)
Estimate of lifetime credit losses for PCD loans	9,950
Net change in allowance for credit losses	$(6,152)

d.	Adjustment to premises and equipment to reflect the estimated fair value of acquired premises and equipment and right of use assets.

e.	Elimination of the historical CB goodwill.

f.	Calculation of CDI related to the acquisition.

g.	Calculation of CLI related to the acquisition.

h.	Adjustment to reflect the estimated fair value of MSRs.

i.	Adjustment to net DTAs associated with the effects of the purchase accounting adjustments.

j.	Adjustment to other assets to reflect the estimated fair value of prepaid and other assets.

k.	Adjustment to deposits to reflect the estimated fair value of time deposits in interest rates, which was based on an analysis of market interest rates and maturity dates at the time of acquisition.

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

Total revenue, defined as net interest income and non-interest income, attributed to CB totaled approximately $11.9 million and $26.8 million for the three and nine months ended September 30, 2022, respectively.

The following unaudited pro forma condensed combined financial information presents the results of operations of Bancorp, including the effects of the purchase accounting adjustments and acquisition expenses, had the CB acquisition taken place at the beginning of the period. Further, the pro forma condensed combined financial information presented below for the three and nine month periods ended September 30, 2021 also assumes that the KB acquisition took place at the beginning of the period.

(in thousands)	Three months ended September 30, 2022	Three months ended September 30, 2021

Net interest income	$62,376	$53,473
Provision for credit losses (1)	4,803	(1,525)
Non-interest income	24,864	38,094
Non-interest expense (2)	44,873	50,414
Income before taxes	37,564	42,678
Income tax expense	9,024	9,803
Net income	28,540	32,875
Less net income attributed to noncontrolling interest	85	90
Net income available to stockholders	$28,455	$32,785

Earnings per share
Basic	$0.98	$1.13
Diluted	0.97	1.13

Basic weighted average shares outstanding	29,144	29,049
Diluted weighted average shares outstanding	29,404	29,031

(in thousands)	Nine months ended September 30, 2022	Nine months ended September 30, 2021

Net interest income	$173,153	$164,579
Provision for credit losses (1)	2,453	(5,767)
Non-interest income	68,947	97,524
Non-interest expense (2)	136,837	153,407
Income before taxes	102,810	114,463
Income tax expense	23,038	23,380
Net income	79,772	91,083
Less net income attributed to noncontrolling interest	244	264
Net income available to stockholders	$79,528	$90,819

Earnings per share
Basic	$2.73	$3.10
Diluted	2.71	3.10

Basic weighted average shares outstanding	29,110	29,291
Diluted weighted average shares outstanding	29,371	29,272

(1) - Excludes $4.4 million in merger related credit loss expense for the nine months ended September 30, 2022. Excludes $7.4 million in merger related credit loss expense for the nine months ended September 30, 2021, respectively.

(2) - Excludes $24.1 million in merger expenses for the nine months ended September 30, 2022. Excludes $525,000 and $18.5 million in merger expenses for the three and nine months ended September 30, 2021, respectively.

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

	As Recorded	Fair Value		Provisional Period		As Recorded
(in thousands)	By KB	Adjustments (1)		Adjustments (1)		by Bancorp
Assets aquired:
Cash and due from banks	$53,257	$—		$—		$53,257
Mortgage loans held for sale	3,071	—		—		3,071
Available for sale debt securities	396,157	(295)	a	—		395,862
Federal Home Loan Bank stock, at cost	7,072	—		—		7,072
Loans	755,932	(757)	b	—		755,175
Allowance for credits losses on loans	(9,491)	2,734	c	—		(6,757)
Net loans	746,441	1,977		—		748,418
Premises and equipment, net	27,401	(6,361)	d	—		21,040
Bank owned life insurance	18,909	—		—		18,909
Accrued interest receivable	4,939	—		—		4,939
Goodwill	14,001	(14,001)	e	—		—
Core deposit intangible	—	3,404	f	999	f	4,403
Other real estate owned	674	(123)	g	—		551
Mortgage servicing rights	1,628	34	h	—		1,662
Deferred income taxes, net	1,856	715	i	(230)	i	2,341
Other assets	6,421	(1,866)	j	(70)	j	4,485
Total assets acquired	$1,281,827	$(16,516)		$699		$1,266,010

Liabilities assumed:
Deposits:
Non-interest bearing	$359,544	$—		$—		$359,544
Interest bearing	678,528	1,146	k	—		679,674
Total deposits	1,038,072	1,146		—		1,039,218

Securities sold under agreements to repurchase	11,360	—		—		11,360
Federal Home Loan Bank advances	88,581	2,490	l	—		91,071
Accrued interest payable	505	—		—		505
Other liabilities	16,231	(2,004)	m	—		14,227
Total liabilities assumed	1,154,749	1,632		—		1,156,381
Net assets acquired	$127,078	$(18,148)		$699		$109,629

Consideration for common stock						$204,670
Cash consideration paid						28,276
Total consideration						$232,946

Goodwill						$123,317

(1)	See the following page for explanations of individual fair value/provisional period adjustments.

Explanation of fair value/provisional period adjustments:

a.	Adjustment based on Bancorp’s evaluation of the acquired investment portfolio. Bancorp sold approximately $91 million in AFS debt securities shortly after acquisition.

b.	Adjustments to loans to reflect estimated fair value adjustments, including the following:

(in thousands)

Fair value adjustment - acquired non PCD loans	$228
Fair value adjustment - acquired PCD loans	(735)
Eliminate unrecognized loan fees on acquired loans and fair value hedge	(250)
Net loan fair value adjustments	$(757)

c.	The net adjustment to allowance for credit losses includes the following:

(in thousands)

Reversal of historical KB allowance for credit losses on loans	$9,491
Estimate of lifetime credit losses for PCD loans	(6,757)
Net change in allowance for credit losses	$2,734

d.	Adjustment to premises and equipment to reflect the estimated fair value of acquired premises and equipment and right of use assets.

e.	Elimination of the historical KB goodwill.

f.	Calculation of CDI related to the acquisition. During the third quarter of 2021, a provisional period adjustment of $999,000 was recorded based on revised inputs used in the CDI calculation.

g.	Adjustment to reflect the estimated fair value of other real estate owned.

h.	Adjustment to reflect the estimated fair value of MSRs.

i.	Adjustment to net DTAs associated with the effects of the purchase accounting adjustments.

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

Total revenue, defined as net interest income and non-interest income, attributed to KB totaled approximately $11.3 million and $15.7 million and for the three and nine months ended September 30, 2021, respectively.

The following unaudited pro forma condensed combined financial information presents the results of operations of Bancorp, including the effects of the purchase accounting adjustments and acquisition expenses, had the KB acquisition taken place at the beginning of the period:

(in thousands)	Three months ended September 30, 2021

Net interest income	$45,483
Provision for credit losses	(1,525)
Non-interest income	17,614
Non-interest expense	34,558
Income before taxes	30,064
Income tax expense	6,902
Net income	23,162
Less net income attributed to noncontrolling interest	-
Net income available to stockholders	$23,162

Earnings per share
Basic	$0.87
Diluted	0.87

Basic weighted average shares outstanding	26,485
Diluted weighted average shares outstanding	26,726

(in thousands)	Nine months ended September 30, 2021

Net interest income	$139,526
Provision for credit losses (1)	(6,067)
Non-interest income	53,704
Non-interest expense (2)	106,361
Income before taxes	92,936
Income tax expense	18,881
Net income	74,055
Less net income attributed to noncontrolling interest	-
Net income available to stockholders	$74,055

Earnings per share
Basic	$2.79
Diluted	2.77

Basic weighted average shares outstanding	26,532
Diluted weighted average shares outstanding	26,773

(1) - Excludes $7.4 million in merger related credit loss expense for the nine months ended September 30, 2021.

(2) - Excludes $18.5 million in pre-tax merger expenses for the nine months ended September 30, 2021.

(3)	Investment Securities

Debt securities purchased in which Bancorp has the intent and ability to hold to their maturity are classified HTM securities. All other investment securities are classified as AFS securities.

AFS Debt Securities

The following table summarizes the amortized cost, unrealized gains and losses, and fair value of Bancorp’s AFS debt securities portfolio:

(in thousands)	Amortized	Unrealized
September 30, 2022	cost	Gains	Losses	Fair value

U.S. Treasury and other U.S. Government obligations	$122,805	$-	$(8,379)	$114,426
Government sponsored enterprise obligations	157,598	370	(6,669)	151,299
Mortgage backed securities - government agencies	883,386	2	(132,799)	750,589
Obligations of states and political subdivisions	147,385	1	(20,171)	127,215
Other	5,989	-	(345)	5,644
Total available for sale debt securities	$1,317,163	$373	$(168,363)	$1,149,173

December 31, 2021

U.S. Treasury and other U.S. Government obligations	$123,753	$-	$(1,252)	$122,501
Government sponsored enterprise obligations	132,760	2,497	(236)	135,021
Mortgage backed securities - government agencies	857,283	2,495	(13,154)	846,624
Obligations of states and political subdivisions	75,488	289	(702)	75,075
Other	1,095	-	(18)	1,077
Total available for sale debt securities	$1,190,379	$5,281	$(15,362)	$1,180,298

HTM Debt Securities

The following table summarizes the amortized cost, unrecognized gains and losses, and fair value of Bancorp’s HTM debt securities portfolio:

(in thousands)	Carrying	Unrecognized
September 30, 2022	value	Gains	Losses	Fair value

U.S. Treasury and other U.S. Government obligations	$217,684	$-	$(9,673)	$208,011
Government sponsored enterprise obligations	27,666	2	(2,498)	25,170
Mortgage backed securities - government agencies	232,775	-	(32,585)	200,190
Total available for sale debt securities	$478,125	$2	$(44,756)	$433,371

Bancorp elected to classify a portion of securities purchased and acquired during the first quarter of 2022 as HTM. This election was made in an effort to lessen the impact that the rising interest rate environment has on the valuation of the AFS debt securities portfolio, and ultimately its impact on capital through AOCI. No debt securities were classified as HTM at December 31, 2021.

All investment securities classified as HTM by Bancorp as of September 30, 2022 are obligations of the U.S. Government and/or are issued by U.S. Government-sponsored agencies and have an implicit or explicit government guarantee. Therefore, no ACL has been recorded for Bancorp’s HTM securities as of September 30, 2022. Further, as of September 30, 2022, none of Bancorp’s HTM securities were in non-accrual or past due status.

Debt Securities by Contractual Maturity

A summary of AFS and HTM debt securities by contractual maturity as of September 30, 2022 follows:

	AFS Debt Securities		HTM Debt Securities
(in thousands)	Amortized cost	Fair value	Carrying value	Fair value

Due within one year	$34,464	$34,211	$14,078	$13,804
Due after one year but within five years	157,245	147,011	203,124	193,712
Due after five years but within 10 years	69,127	59,766	26,333	23,887
Due after 10 years	172,941	157,596	1,815	1,778
Mortgage backed securities - government agencies	883,386	750,589	232,775	200,190
Total available for sale debt securities	$1,317,163	$1,149,173	$478,125	$433,371

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

At September 30, 2022 and December 31, 2021, there were no holdings of debt securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

Accrued interest on the AFS and HTM securities portfolios totaled $3 million and $731,000 at September 30, 2022, respectively, and was included in the consolidated balance sheets. Accrued interest on the AFS securities portfolio totaled $3 million at December 31, 2021, and was included in the consolidated balance sheets. There were no securities classified as HTM at December 31, 2021.

AFS debt securities totaling $247 million were acquired on March 7, 2022, as a result of the CB acquisition, a portion of which were classified as HTM at acquisition. Shortly after acquisition, three securities with a total fair value of $2 million were sold, resulting in a loss on the sale of $92,000, which was recorded as a fair value adjustment through goodwill.

Securities with a carrying value of $972 million and $879 million were pledged at September 30, 2022 and December 31, 2021, respectively, to secure accounts of commercial depositors in cash management accounts, public deposits and uninsured cash balances for WM&T accounts. The increase between December 31, 2021 and September 30, 2022 was the result of relationships added through the CB acquisition.

Based on an evaluation of available information including security type, counterparty credit quality, past events, current conditions, and reasonable and supportable forecasts that are relevant to collectability, Bancorp has concluded that it expects to receive all contractual cash flows from each security held in its AFS and HTM debt securities portfolio. As such, no allowance or impairment was recorded with respect to investment securities as of September 30, 2022.

Unrealized and Unrecognized Loss Analysis on Debt Securities

Debt securities with unrealized and unrecognized losses at September 30, 2022 and December 31, 2021, aggregated by investment category and length of time securities have been in a continuous unrealized loss position follows:

	AFS Debt Securities
	Less than 12 months		12 months or more		Total
(in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2022	value	losses	value	losses	value	losses

U.S. Treasury and other U.S. Government obligations	$21,554	$(1,391)	$92,872	$(6,988)	$114,426	$(8,379)
Government sponsored enterprise obligations	96,995	(4,999)	16,589	(1,670)	113,584	(6,669)
Mortgage-backed securities - government agencies	288,778	(33,664)	461,306	(99,135)	750,084	(132,799)
Obligations of states and political subdivisions	98,599	(14,002)	25,924	(6,169)	124,523	(20,171)
Other	4,880	(205)	764	(140)	5,644	(345)

Total AFS debt securities	$510,806	$(54,261)	$597,455	$(114,102)	$1,108,261	$(168,363)

December 31, 2021

U.S. Treasury and other U.S. Government obligations	$122,501	$(1,252)	$-	$-	$122,501	$(1,252)
Government sponsored enterprise obligations	23,789	(223)	447	(13)	24,236	(236)
Mortgage-backed securities - government agencies	615,130	(10,027)	102,637	(3,127)	717,767	(13,154)
Obligations of states and political subdivisions	46,493	(686)	484	(16)	46,977	(702)
Other	957	(18)	-	-	957	(18)

Total AFS debt securities	$808,870	$(12,206)	$103,568	$(3,156)	$912,438	$(15,362)

	HTM Debt Securities
	Less than 12 months		12 months or more		Total
(in thousands)	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
September 30, 2022	value	losses	value	losses	value	losses

U.S. Treasury and other U.S. Government obligations	$208,011	$(9,673)	$-	$-	$208,011	$(9,673)
Government sponsored enterprise obligations	23,374	(2,498)	-	-	23,374	(2,498)
Mortgage-backed securities - government agencies	200,190	(32,585)	-	-	200,190	(32,585)
Total HTM debt securities	$431,575	$(44,756)	$-	$-	$431,575	$(44,756)

Applicable dates for determining when securities are in unrealized and unrecognized loss positions are September 30, 2022 and December 31, 2021. As such, it is possible that a security had a market value lower than its amortized cost on other days during the past 12 months, but is not in the “Less than 12 months” category above.

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

In evaluating debt securities in unrealized and unrecognized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, Bancorp considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition, among other factors. Unrealized and unrecognized losses on Bancorp’s investment securities portfolio have not been recognized as an expense because the securities are of high credit quality, and the decline in fair values is attributable to changes in the prevailing interest rate environment since the purchase date. Fair value is expected to recover as securities reach maturity and/or the interest rate environment returns to conditions similar to when these securities were purchased. These investments consisted of 553 and 227 separate investment positions as of September 30, 2022 and December 31, 2021, respectively. There were no credit related factors underlying unrealized and unrecognized losses on debt securities at September 30, 2022 and December 31, 2021.

(4)	Loans and Allowance for Credit Losses on Loans

Composition of loans by class follows:

(in thousands)	September 30, 2022	December 31, 2021

Commercial real estate - non-owner occupied	$1,415,180	$1,128,244
Commercial real estate - owner occupied	819,727	678,405
Total commercial real estate	2,234,907	1,806,649

Commercial and industrial - term	751,193	596,710
Commercial and industrial - term - PPP	19,469	140,734
Commercial and industrial - lines of credit	419,048	370,312
Total commercial and industrial	1,189,710	1,107,756

Residential real estate - owner occupied	557,638	400,695
Residential real estate - non-owner occupied	302,936	281,018
Total residential real estate	860,574	681,713

Construction and land development	414,632	299,206
Home equity lines of credit	199,485	138,976
Consumer	138,843	104,294
Leases	13,959	13,622
Credits cards	20,767	17,087
Total loans (1)	$5,072,877	$4,169,303

(1) Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs.

As a result of the CB acquisition on March 7, 2022, $632 million in loans (net of purchase accounting adjustments) were added to the portfolio.

Accrued interest on loans, which is excluded from the amortized cost of loans, totaled $13 million and $11 million at September 30, 2022 and December 31, 2021, respectively, and was included in the consolidated balance sheets.

Loans with carrying amounts of $2.72 billion and $2.20 billion were pledged to secure FHLB borrowing capacity at September 30, 2022 and December 31, 2021, respectively.

Loans to directors and their related interests, including loans to companies for which directors are principal owners and executive officers, totaled $73 million and $54 million as of September 30, 2022 and December 31, 2021, respectively.

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

At September 30, 2022, the book balance of PCD loans acquired as a result of the CB and KB acquisitions totaled $66 million and $13 million, respectively. Interest income recognized on loans classified as PCD totaled $1.1 million and $341,000 for the three month periods ended September 30, 2022 and 2021, respectively. For the nine month periods ended September 30, 2022 and 2021, interest income recognized on loans classified as PCD totaled $4.0 million and $450,000, respectively.

Allowance for Credit Losses on Loans

The table below reflects activity in the ACL related to loans:

(in thousands)	Beginning	Initial Allowance on PCD	Provision for Credit Losses			Ending
Three Months Ended September 30, 2022	Balance	Loans	on Loans	Charge-offs	Recoveries	Balance

Commercial real estate - non-owner occupied	$20,723	$-	$502	$(37)	$-	$21,188
Commercial real estate - owner occupied	9,842	-	(227)	-	153	9,768
Total commercial real estate	30,565	-	275	(37)	153	30,956

Commercial and industrial - term	12,342	-	2,055	(466)	232	14,163
Commercial and industrial - lines of credit	5,000	-	203	(99)	-	5,104
Total commercial and industrial	17,342	-	2,258	(565)	232	19,267

Residential real estate - owner occupied	5,988	-	423	(17)	2	6,396
Residential real estate - non-owner occupied	3,190	-	146	-	9	3,345
Total residential real estate	9,178	-	569	(17)	11	9,741

Construction and land development	6,214	-	731	-	-	6,945
Home equity lines of credit	1,521	-	105	-	-	1,626
Consumer	1,113	-	162	(307)	148	1,116
Leases	221	-	(10)	-	-	211
Credit cards	208	-	13	-	-	221
Total	$66,362	$-	$4,103	$(926)	$544	$70,083

(in thousands)	Beginning	Initial Allowance on PCD	Provision for Credit Losses			Ending
Nine Months Ended September 30, 2022	Balance	Loans	on Loans	Charge-offs	Recoveries	Balance

Commercial real estate - non-owner occupied	$15,960	$3,508	$1,744	$(37)	$13	$21,188
Commercial real estate - owner occupied	9,595	2,121	(2,103)	(41)	196	9,768
Total commercial real estate	25,555	5,629	(359)	(78)	209	30,956

Commercial and industrial - term	8,577	1,358	3,796	(594)	1,026	14,163
Commercial and industrial - lines of credit	4,802	1,874	(1,437)	(135)	-	5,104
Total commercial and industrial	13,379	3,232	2,359	(729)	1,026	19,267

Residential real estate - owner occupied	4,316	590	1,458	(30)	62	6,396
Residential real estate - non-owner occupied	3,677	-	(349)	-	17	3,345
Total residential real estate	7,993	590	1,109	(30)	79	9,741

Construction and land development	4,789	419	1,809	(72)	-	6,945
Home equity lines of credit	1,044	2	580	-	-	1,626
Consumer	772	78	565	(796)	497	1,116
Leases	204	-	7	-	-	211
Credit cards	162	-	12	-	47	221
Total	$53,898	$9,950	$6,082	$(1,705)	$1,858	$70,083

(in thousands)	Beginning	Initial Allowance	Provision for Credit Losses			Ending
Three Months Ended September 30, 2021	Balance	on PCD Loans	on Loans	Charge-offs	Recoveries	Balance

Commercial real estate - non-owner occupied	$19,747	$-	$(3,582)	$-	$6	$16,171
Commercial real estate - owner occupied	9,548	-	2,131	(1,361)	-	10,318
Total commercial real estate	29,295	-	(1,451)	(1,361)	6	26,489

Commercial and industrial - term	9,748	-	253	(240)	5	9,766
Commercial and industrial - lines of credit	5,240	-	(328)	-	-	4,912
Total commercial and industrial	14,988	-	(75)	(240)	5	14,678

Residential real estate - owner occupied	4,350	-	420	(340)	27	4,457
Residential real estate - non-owner occupied	3,422	-	106	-	2	3,530
Total residential real estate	7,772	-	526	(340)	29	7,987

Construction and land development	5,193	-	45	-	-	5,238
Home equity lines of credit	1,230	-	(173)	-	-	1,057
Consumer	572	-	145	(274)	284	727
Leases	232	-	(38)	-	-	194
Credit cards	142	-	21	-	-	163
Total	$59,424	$-	$(1,000)	$(2,215)	$324	$56,533

(in thousands)	Beginning	Initial ACL on Loans Purchased with Credit	Provision for Credit Losses			Ending
Nine Months Ended September 30, 2021	Balance	Deterioration	on Loans	Charge-offs	Recoveries	Balance

Commercial real estate - non-owner occupied	$19,396	$1,491	$(1,692)	$(3,065)	$41	$16,171
Commercial real estate - owner occupied	6,983	2,112	2,029	(1,361)	555	10,318
Total commercial real estate	26,379	3,603	337	(4,426)	596	26,489

Commercial and industrial - term	8,970	1,022	156	(409)	27	9,766
Commercial and industrial - lines of credit	3,614	1,755	(457)	-	-	4,912
Total commercial and industrial	12,584	2,777	(301)	(409)	27	14,678

Residential real estate - owner occupied	3,389	142	1,279	(383)	30	4,457
Residential real estate - non-owner occupied	1,818	88	1,620	-	4	3,530
Total residential real estate	5,207	230	2,899	(383)	34	7,987

Construction and land development	6,119	-	(884)	-	3	5,238
Home equity lines of credit	895	147	14	-	1	1,057
Consumer	340	-	471	(561)	477	727
Leases	261	-	(67)	-	-	194
Credit cards	135	-	28	-	-	163
Total	$51,920	$6,757	$2,497	$(5,779)	$1,138	$56,533

The following table presents the amortized cost basis of non-performing loans and the amortized cost basis of loans on non-accrual status for which there was no related ACL losses:

	Non-accrual Loans			Past Due 90-Days-
(in thousands)	With No	Total	Troubled Debt	or-More and Still
September 30, 2022	Recorded ACL	Non-accrual Loans	Restructurings (1)	Accruing Interest

Commercial real estate - non-owner occupied	$—	$620	$—	$—
Commercial real estate - owner occupied	2,021	3,227	—	—
Total commercial real estate	2,021	3,847	—	—

Commercial and industrial - term	403	1,474	—	—
Commercial and industrial - PPP	42	42	—	—
Commercial and industrial - lines of credit	1,479	1,620	—	—
Total commercial and industrial	1,924	3,136	—	—

Residential real estate - owner occupied	511	2,468	—	—
Residential real estate - non-owner occupied	—	227	—	—
Total residential real estate	511	2,695	—	—

Construction and land development	—	—	—	—
Home equity lines of credit	—	524	—	—
Consumer	—	366	—	—
Leases	—	—	—	—
Credit cards	—	12	—	32
Total	$4,456	$10,580	$—	$32

(1) Does not include TDRs captured in the non-accrual column.

	Non-accrual Loans			Past Due 90-Days-
(in thousands)	With No	Total	Troubled Debt	or-More and Still
December 31, 2021	Recorded ACL	Non-accrual Loans	Restructurings (1)	Accruing Interest

Commercial real estate - non-owner occupied	$486	$720	$—	$—
Commercial real estate - owner occupied	665	1,748	—	—
Total commercial real estate	1,151	2,468	—	—

Commercial and industrial - term	419	670	12	—
Commercial and industrial - PPP	—	—	—	592
Commercial and industrial - lines of credit	—	228	—	56
Total commercial and industrial	419	898	12	648

Residential real estate - owner occupied	805	1,997	—	36
Residential real estate - non-owner occupied	—	293	—	—
Total residential real estate	805	2,290	—	36

Construction and land development	—	—	—	—
Home equity lines of credit	—	646	—	—
Consumer	—	410	—	—
Leases	—	—	—	—
Credit cards	—	—	—	—
Total	$2,375	$6,712	$12	$684

(1) Does not include TDRs captured in the non-accrual column.

For the three and nine month periods ended September 30, 2022 and 2021, the amount of accrued interest income previously recorded as revenue and subsequently reversed due to the change in accrual status was immaterial.

For the three and nine month periods ended September 30, 2022 and 2021, no interest income was recognized on loans on non-accrual status.

The following table presents the amortized cost basis and ACL allocated for collateral dependent loans, which are individually evaluated to determine expected credit losses:

		Accounts
(in thousands)		Receivable /			ACL
September 30, 2022	Real Estate	Equipment	Other	Total	Allocation

Commercial real estate - non-owner occupied	$6,734	$-	$-	$6,734	$998
Commercial real estate - owner occupied	5,148	-	-	5,148	849
Total commercial real estate	11,882	-	-	11,882	1,847

Commercial and industrial - term	342	819	536	1,697	390
Commercial and industrial - lines of credit	1,933	1,673	929	4,535	888
Total commercial and industrial	2,275	2,492	1,465	6,232	1,278

Residential real estate - owner occupied	3,029	-	-	3,029	363
Residential real estate - non-owner occupied	424	-	-	424	116
Total residential real estate	3,453	-	-	3,453	479

Construction and land development	613	-	-	613	9
Home equity lines of credit	524	-	-	524	-
Consumer	-	-	266	266	19
Leases	-	-	-	-	-
Credit cards	-	-	-	-	-
Total collateral dependent loans	$18,747	$2,492	$1,731	$22,970	$3,632

		Accounts
(in thousands)		Receivable /			ACL
December 31, 2021	Real Estate	Equipment	Other	Total	Allocation

Commercial real estate - non-owner occupied	$720	$-	$-	$720	$-
Commercial real estate - owner occupied	7,652	-	-	7,652	1,652
Total commercial real estate	8,372	-	-	8,372	1,652

Commercial and industrial - term	-	598	-	598	-
Commercial and industrial - lines of credit	-	200	-	200	-
Total commercial and industrial	-	798	-	798	-

Residential real estate - owner occupied	1,997	-	-	1,997	-
Residential real estate - non-owner occupied	502	-	-	502	116
Total residential real estate	2,499	-	-	2,499	116

Construction and land development	-	-	-	-	-
Home equity lines of credit	646	-	-	646	-
Consumer	-	-	247	247	-
Leases	-	-	-	-	-
Credit cards	-	-	-	-	-
Total collateral dependent loans	$11,517	$798	$247	$12,562	$1,768

The following tables present the aging of contractually past due loans by portfolio class:

(in thousands)		30-59 days	60-89 days	90 or more	Total	Total
September 30, 2022	Current	Past Due	Past Due	Days Past Due	Past Due	Loans

Commercial real estate - non-owner occupied	$1,413,186	$133	$1,653	$208	$1,994	$1,415,180
Commercial real estate - owner occupied	819,078	415	117	117	649	819,727
Total commercial real estate	2,232,264	548	1,770	325	2,643	2,234,907

Commercial and industrial - term	749,897	204	409	683	1,296	751,193
Commercial and industrial - term - PPP	17,042	2,343	42	42	2,427	19,469
Commercial and industrial - lines of credit	417,285	1,639	2	122	1,763	419,048
Total commercial and industrial	1,184,224	4,186	453	847	5,486	1,189,710

Residential real estate - owner occupied	554,406	1,264	436	1,532	3,232	557,638
Residential real estate - non-owner occupied	302,408	430	-	98	528	302,936
Total residential real estate	856,814	1,694	436	1,630	3,760	860,574

Construction and land development	414,589	43	—	—	43	414,632
Home equity lines of credit	198,993	271	67	154	492	199,485
Consumer	138,220	302	75	246	623	138,843
Leases	13,959	—	—	—	—	13,959
Credit cards	20,731	2	2	32	36	20,767
Total	$5,059,794	$7,046	$2,803	$3,234	$13,083	$5,072,877

(in thousands)		30-59 days	60-89 days	90 or more	Total	Total
December 31, 2021	Current	Past Due	Past Due	Days Past Due	Past Due	Loans

Commercial real estate - non-owner occupied	$1,127,448	$-	$81	$715	$796	$1,128,244
Commercial real estate - owner occupied	677,231	360	327	487	1,174	678,405
Total commercial real estate	1,804,679	360	408	1,202	1,970	1,806,649

Commercial and industrial - term	595,070	1,032	44	564	1,640	596,710
Commercial and industrial - term - PPP	139,718	128	296	592	1,016	140,734
Commercial and industrial - lines of credit	369,963	271	22	56	349	370,312
Total commercial and industrial	1,104,751	1,431	362	1,212	3,005	1,107,756

Residential real estate - owner occupied	397,415	1,399	137	1,744	3,280	400,695
Residential real estate - non-owner occupied	280,257	403	258	100	761	281,018
Total residential real estate	677,672	1,802	395	1,844	4,041	681,713

Construction and land development	299,206	—	—	—	—	299,206
Home equity lines of credit	138,141	279	47	509	835	138,976
Consumer	103,109	724	102	359	1,185	104,294
Leases	13,622	—	—	—	—	13,622
Credit cards	17,087	—	—	—	—	17,087
Total	$4,158,267	$4,596	$1,314	$5,126	$11,036	$4,169,303

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

Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal of loan constitutes a current period origination. Current period renewals of credit are re-underwritten at the point of renewal and considered current period originations for purposes of the table below. Bancorp has elected not to disclose revolving loans that have converted to term loans, as activity relating to this disclosure, which is included in the tables is currently immaterial to Bancorp’s loan portfolio and is expected to be in the future. As of September 30, 2022, the risk rating of loans based on year of origination was as follows:

							Revolving
							loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						amortized
September 30, 2022	2022	2021	2020	2019	2018	Prior	cost basis	Total

Commercial real estate - non-owner occupied:
Risk rating
Pass	$293,231	$384,606	$285,261	$114,927	$77,978	$166,586	$21,887	$1,344,476
OAEM	-	5,290	2,317	18,793	-	5,464	5,850	37,714
Substandard	-	298	4,926	19,789	-	7,257	100	32,370
Substandard non-performing	-	-	-	-	-	620	-	620
Doubtful	-	-	-	-	-	-	-	-
Total Commercial real estate non-owner occupied	$293,231	$390,194	$292,504	$153,509	$77,978	$179,927	$27,837	$1,415,180

Commercial real estate - owner occupied:
Risk rating
Pass	$118,302	$209,793	$199,078	$103,352	$70,931	$82,084	$11,496	$795,036
OAEM	2,896	1,797	4,571	735	717	101	510	11,327
Substandard	-	1,160	-	6,948	1,958	71	-	10,137
Substandard non-performing	1,538	1,213	-	359	-	117	-	3,227
Doubtful	-	-	-	-	-	-	-	-
Total Commercial real estate owner occupied	$122,736	$213,963	$203,649	$111,394	$73,606	$82,373	$12,006	$819,727

Commercial and industrial - term:
Risk rating
Pass	$272,982	$252,324	$101,275	$41,359	$38,690	$31,500	$-	$738,130
OAEM	3,968	3,166	-	345	1,809	-	-	9,288
Substandard	185	-	-	1,615	136	365	-	2,301
Substandard non-performing	464	167	581	101	30	131	-	1,474
Doubtful	-	-	-	-	-	-	-	-
Total Commercial and industrial - term	$277,599	$255,657	$101,856	$43,420	$40,665	$31,996	$-	$751,193

Commercial and industrial - PPP
Risk rating
Pass	$-	$14,836	$4,591	$-	$-	$-	$-	$19,427
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	14	28	-	-	-	-	42
Doubtful	-	-	-	-	-	-	-	-
Total Commercial and industrial - PPP	$-	$14,850	$4,619	$-	$-	$-	$-	$19,469

(continued)

(continued)

							Revolving
							loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						amortized
September 30, 2022	2022	2021	2020	2019	2018	Prior	cost basis	Total

Commercial and industrial - lines of credit
Risk rating
Pass	$43,413	$13,746	$1,118	$9,941	$1,268	$1,159	$336,534	$407,179
OAEM	-	-	-	-	-	391	6,601	6,992
Substandard	-	-	929	1,933	-	-	395	3,257
Substandard non-performing	-	-	-	964	-	-	656	1,620
Doubtful	-	-	-	-	-	-	-	-
Total Commercial and industrial - lines of credit	$43,413	$13,746	$2,047	$12,838	$1,268	$1,550	$344,186	$419,048

Residential real estate - owner occupied
Risk rating
Pass	$144,412	$191,838	$99,108	$29,820	$15,527	$73,156	$-	$553,861
OAEM	365	96	-	76	-	-	-	537
Substandard	19	-	10	-	142	601	-	772
Substandard non-performing	63	220	73	692	123	1,297	-	2,468
Doubtful	-	-	-	-	-	-	-	-
Total Residential real estate - owner occupied	$144,859	$192,154	$99,191	$30,588	$15,792	$75,054	$-	$557,638

Residential real estate - non-owner occupied
Risk rating
Pass	$78,318	$85,299	$59,138	$34,834	$20,226	$23,728	$-	$301,543
OAEM	-	-	118	271	126	309	-	824
Substandard	-	-	-	-	-	342	-	342
Substandard non-performing	90	23	-	-	-	114	-	227
Doubtful	-	-	-	-	-	-	-	-
Total Residential real estate - non-owner occupied	$78,408	$85,322	$59,256	$35,105	$20,352	$24,493	$-	$302,936

Construction and land development
Risk rating
Pass	$187,688	$107,932	$68,481	$15,387	$6,028	$1,705	$21,342	$408,563
OAEM	-	-	-	-	-	-	999	999
Substandard	4,457	613	-	-	-	-	-	5,070
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Construction and land development	$192,145	$108,545	$68,481	$15,387	$6,028	$1,705	$22,341	$414,632

Home equity lines of credit
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$198,922	$198,922
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	39	39
Substandard non-performing	-	-	-	-	-	-	524	524
Doubtful	-	-	-	-	-	-	-	-
Total Home equity lines of credit	$-	$-	$-	$-	$-	$-	$199,485	$199,485

(continued)

(continued)

							Revolving
							loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						amortized
September 30, 2022	2022	2021	2020	2019	2018	Prior	cost basis	Total

Consumer
Risk rating
Pass	$23,526	$19,826	$6,547	$6,195	$2,909	$2,355	$77,080	$138,438
OAEM	39	-	-	-	-	-	-	39
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	36	76	78	25	53	98	366
Doubtful	-	-	-	-	-	-	-	-
Total Consumer	$23,565	$19,862	$6,623	$6,273	$2,934	$2,408	$77,178	$138,843

Leases
Risk rating
Pass	$3,901	$4,592	$2,816	$966	$812	$872	$-	$13,959
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Leases	$3,901	$4,592	$2,816	$966	$812	$872	$-	$13,959

Credit cards
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$20,755	$20,755
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	12	12
Doubtful	-	-	-	-	-	-	-	-
Total Credit cards	$-	$-	$-	$-	$-	$-	$20,767	$20,767

Total loans
Risk rating
Pass	$1,165,772	$1,284,792	$827,414	$356,781	$234,370	$383,146	$688,015	$4,940,290
OAEM	7,269	10,347	7,005	20,220	2,651	6,265	13,960	67,717
Substandard	4,661	2,071	5,866	30,285	2,236	8,637	534	54,290
Substandard non-performing	2,155	1,673	758	2,194	178	2,332	1,290	10,580
Doubtful	-	-	-	-	-	-	-	-
Total Loans	$1,179,857	$1,298,883	$841,043	$409,480	$239,435	$400,380	$703,799	$5,072,877

As of December 31, 2021, the risk rating of loans based on year of origination was as follows:

							Revolving
							loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						amortized
December 31, 2021	2021	2020	2019	2018	2017	Prior	cost basis	Total

Commercial real estate - non-owner occupied:
Risk rating
Pass	$381,014	$298,177	$134,286	$86,638	$85,110	$81,635	$19,465	$1,086,325
OAEM	3,186	2,666	19,784	-	353	1,619	248	27,856
Substandard	4,174	1,440	-	-	-	7,629	100	13,343
Substandard non-performing	-	39	78	-	592	11	-	720
Doubtful	-	-	-	-	-	-	-	-
Total Commercial real estatenon-owner occupied	$388,374	$302,322	$154,148	$86,638	$86,055	$90,894	$19,813	$1,128,244

Commercial real estate - owner occupied:
Risk rating
Pass	$203,545	$192,322	$91,078	$75,062	$33,713	$44,364	$9,236	$649,320
OAEM	1,681	1,480	3,568	469	1,506	124	570	9,398
Substandard	5,051	3,605	5,985	1,275	627	-	1,396	17,939
Substandard non-performing	1,259	-	-	-	32	457	-	1,748
Doubtful	-	-	-	-	-	-	-	-
Total Commercial real estate owner occupied	$211,536	$197,407	$100,631	$76,806	$35,878	$44,945	$11,202	$678,405

Commercial and industrial - term:
Risk rating
Pass	$283,150	$143,211	$58,988	$52,388	$26,081	$24,421	$-	$588,239
OAEM	738	86	254	3,382	8	-	-	4,468
Substandard	170	42	2,667	176	111	167	-	3,333
Substandard non-performing	-	543	72	55	-	-	-	670
Doubtful	-	-	-	-	-	-	-	-
Total Commercial and industrial - term	$284,058	$143,882	$61,981	$56,001	$26,200	$24,588	$-	$596,710

Commercial and industrial - PPP
Risk rating
Pass	$128,409	$12,325	$-	$-	$-	$-	$-	$140,734
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Commercial and industrial - PPP	$128,409	$12,325	$-	$-	$-	$-	$-	$140,734

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

For certain loan classes, such as credit cards, credit quality is evaluated based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in credit cards based on payment activity:

	September 30,	December 31,
(in thousands)	2022	2021

Credit cards
Performing	$20,723	$17,087
Non-performing	44	—
Total credit cards	$20,767	$17,087

Troubled Debt Restructurings

Detail of outstanding TDRs classified as non-performing loans follows:

	September 30, 2022			December 31, 2021
		Specific	Additional		Specific	Additional
		reserve	commitment		reserve	commitment
(in thousands)	Balance	allocation	to lend	Balance	allocation	to lend

Commercial real estate - owner occupied	$902	$202	$—	$950	$202	$—
Commercial & industrial - term	—	—	—	12	12	—
Total TDRs	$902	$202	$—	$962	$214	$—

During the three and nine month periods ended September 30, 2022 and 2021, there were no loans modified as TDRs and there were no payment defaults of existing TDRs within 12 months following the modification. Default is determined at 90 or more days past due, charge-off, or foreclosure.

Bancorp had $786,000 and $917,000, respectively, in residential real estate loans for which formal foreclosure proceedings were in process at September 30, 2022 and December 31, 2021.

(5)	Goodwill

As of September 30, 2022, goodwill totaled $203 million, $67 million of which was added through the CB acquisition. As permitted under GAAP, management has up to 12 months following the date of acquisition to finalize the fair values of the acquired assets and assumed liabilities related to the CB acquisition. During this measurement period, Bancorp may record subsequent adjustments to goodwill for provisional amounts recorded at the acquisition date.

The composition of goodwill is presented by respective acquisition below:

	September 30,	December 31,
(in thousands)	2022	2021
Commonwealth Bancshares (2022)	$66,694	$—
Kentucky Bancshares (2021)	123,317	123,317
King Southern Bancorp (2019)	11,831	11,831
Austin State Bank (1996)	682	682
Total	$202,524	$135,830

Note: The acquisition of The Bank Oldham County in 2013 resulted in a bargain purchase gain.

GAAP requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment at least annually. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. Bancorp’s annual goodwill impairment test is conducted as of September 30 of each year or more often as situations dictate.

At September 30, 2022, Bancorp elected to perform a qualitative assessment to determine if it was more-likely-than-not that the fair value of the reporting units exceeded their carrying value, including goodwill. The qualitative assessment indicated that it was not more-likely-than-not that the carrying value of the reporting units exceeded their fair value.

Changes in the carrying value of goodwill follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Balance at beginning of period	$202,524	$136,529	$135,830	$12,513
Goodwill recorded from acquisitions	—	—	66,694	124,016
Provisional period adjustments	—	(699)	—	(699)
Impairment	—	—	—	—
Balance at end of period	$202,524	$135,830	$202,524	$135,830

As of September 30, 2022, goodwill totaling $203 million was recorded on Bancorp’s consolidated balance sheets, of which $175 million is attributed to the commercial banking segment and $28 million is attributed to WM&T. The portion of total goodwill attributed to WM&T relates entirely to the CB acquisition, which generated $67 million in total goodwill during the nine months ended September 30, 2022.

(6)	Core Deposit and Customer List Intangible Assets

Bancorp recorded CDI assets of $13 million, $4 million, $2 million and $3 million in association with the acquisitions of CB in 2022, KB in 2021, KSB in 2019 and TBOC in 2013, respectively.

Changes in the net carrying amount of CDIs follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Balance at beginning of period	$16,870	$5,162	$5,596	$1,962
Core deposit intangible acquired	—	—	12,724	3,404
Provisional period adjustments	—	999	—	999
Amortization	(956)	(290)	(2,406)	(494)
Balance at end of period	$15,914	$5,871	$15,914	$5,871

As a result of the CB acquisition, Bancorp also recorded intangible assets totaling $14 million associated with the customer lists of the acquired WM&T and LFA businesses. Of this total, $12 million was recorded for WM&T and $2 million was recorded for Landmark. Similar to CDI assets, these intangibles also amortize over their estimated useful lives.

The carrying amount of the CLI assets follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Balance at beginning of period	$13,487	$-	$-	$-
Customer list intangibles acquired	—	—	14,360	—
Provisional period adjustments	—	—	—	—
Amortization	(654)	—	(1,527)	-
Balance at end of period	$12,833	$-	$12,833	$-

Future CDI and CLI amortization expense is estimated as follows:

(in thousands)	CDI	CLI
2022	$956	$654
2023	3,015	2,002
2024	2,686	1,823
2025	2,375	1,643
2026	2,063	1,464
2027	1,752	1,284
2028	1,339	1,105
2029	888	925
2030	576	745
2031	264	566
2032	-	387
2033	-	207
2034	-	28
Total future expense	$15,914	$12,833

(7)	Other Assets

A summary of the major components of other assets follows:

	September 30,	December 31,
(in thousands)	2022	2021

Cash surrender value of life insurance other than BOLI	$14,804	$17,875
Net deferred tax asset	55,440	24,340
Investments in tax credit related ventures	14,147	11,084
Swap assets	11,589	3,148
Prepaid assets	5,157	4,469
Trust fees receivable	3,172	2,868
Mortgage servicing rights	15,904	4,528
Other real estate owned	996	7,212
Other	14,763	10,478
Total other assets	$135,972	$86,002

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

For additional information related to MSRs, see the footnote titled “Mortgage Banking Activities.”

(8)	Income Taxes

Components of income tax expense (benefit) from operations follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Current income tax expense:
Federal	$9,231	$4,730	$12,838	$8,202
State	1,261	642	1,875	1,188
Total current income tax expense	10,492	5,372	14,713	9,390

Deferred income tax expense (benefit):
Federal	(1,922)	858	1,542	2,375
State	454	672	1,761	1,462
Total deferred income tax expense (benefit)	(1,468)	1,530	3,303	3,837
Change in valuation allowance	-	-	-	-
Total income tax expense	$9,024	$6,902	$18,016	$13,227

An analysis of the difference between the statutory and ETRs from operations follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	3.6	3.5	3.5	3.4
Excess tax benefit from stock-based compensation arrangements	-	(0.1)	(1.3)	(1.7)
Change in cash surrender value of life insurance	-	(0.2)	0.6	(0.7)
Tax credits	(0.5)	(1.1)	(0.6)	(0.8)
Tax exempt interest income	(0.5)	(0.4)	(0.7)	(0.3)
Non-deductible merger expenses	-	0.1	0.2	0.5
Insurance captive	(0.3)	(0.3)	(0.3)	(0.2)
Other, net	0.7	0.5	(0.3)	(0.3)
Effective tax rate	24.0%	23.0%	22.1%	20.9%

Current state income tax expense represents tax owed to the states of Kentucky, Indiana and Illinois. Ohio state bank taxes are based on capital levels and are recorded as other non-interest expense.

GAAP provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns. If recognized, tax benefits would reduce tax expense and accordingly, increase net income. The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current year tax positions, expiration of open income tax returns due to statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examination, litigation and legislative activity and addition or elimination of uncertain tax positions. As of September 30, 2022 and December 31, 2021, the gross amount of unrecognized tax benefits was immaterial to Bancorp’s consolidated financial statements. Federal and state income tax returns are subject to examination for the years after 2017.

(9)	Deposits

The composition of deposits follows:

(in thousands)	September 30, 2022	December 31, 2021

Non-interest bearing demand deposits	$2,200,041	$1,755,754
Interest bearing deposits:
Interest bearing demand	2,106,267	2,131,928
Savings	555,928	415,258
Money market	1,163,563	1,050,352

Time deposits of $250 thousand or more	92,529	89,745
Other time deposits(1)	382,445	344,477
Total time deposits	474,974	434,222
Total interest bearing deposits	4,300,732	4,031,760
Total deposits	$6,500,773	$5,787,514

(1)	Includes $1 million and $5 million in brokered deposits as of September 30, 2022 and December 31, 2021, respectively.

Deposits totaling $1.12 billion were assumed on March 7, 2022 in relation to the CB acquisition.

(10)	Securities Sold Under Agreements to Repurchase

SSUAR represent a funding source of Bancorp and are primarily used by commercial customers in conjunction with collateralized corporate cash management accounts. Such repurchase agreements are considered financing agreements and mature within one business day from the transaction date. At September 30, 2022 and December 31, 2021, all of these financing arrangements had overnight maturities and were secured by government sponsored enterprise obligations and government agency mortgage-backed securities that were owned and controlled by Bancorp.

Information concerning SSUAR follows:

(dollars in thousands)	September 30, 2022	December 31, 2021
Outstanding balance at end of period	$124,567	$75,466
Weighted average interest rate at end of period	0.64%	0.04%

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2022	2021	2022	2021

Average outstanding balance during the period	$139,749	$71,065	$123,845	$57,980
Average interest rate during the period	0.50%	0.03%	0.27%	0.04%
Maximum outstanding at any month end during the period	$139,825	$81,964	$149,179	$81,964

SSUAR totaling $66 million were assumed on March 7, 2022 in relation to the CB acquisition.

(11)	Subordinated Debentures and Other Borrowings

As a result of its acquisition of Commonwealth Bancshares, Inc. on March 7, 2022, Bancorp became the 100% successor owner of the following unconsolidated trust subsidiaries: Commonwealth Statutory Trust III, Commonwealth Statutory Trust IV and Commonwealth Statutory Trust V. The sole assets of the trust subsidiaries represent the proceeds of offerings loaned in exchange for subordinated debentures with similar terms to the TPS. The TPS are treated as part of Tier I Capital. The subordinated note and related interest expense are included in Bancorp’s consolidated financial statements. The subordinated notes are currently redeemable at Bancorp’s option on a quarterly basis. Bancorp chose not to redeem the subordinated notes on October 1, 2022 and carried the note at the costs noted below at September 30, 2022.

(dollars in thousands)	Commonwealth Statutory Trust III	Commonwealth Statutory Trust IV	Commonwealth Statutory Trust V	Total

Trust preferred securities	$3,093	$12,372	$11,341	$26,806
Subordinated debentures	3,000	12,000	11,000	26,000

Origination date	12/19/2003	12/15/2005	6/28/2007
Index	LIBOR + 2.85%	LIBOR + 1.35%	LIBOR + 1.40%

Bancorp is a member of the FHLB of Cincinnati. As a member of the FHLB, Bancorp has access to credit products of the FHLB. Bancorp views these borrowings as a potential low cost alternative to brokered deposits. At September 30, 2022 and December 31, 2021, available credit from the FHLB totaled $1.36 billion and $1.00 billion, respectively. Bancorp also had unsecured available FFP lines with correspondent banks totaling $90 million and $80 million at September 30, 2022 and December 31, 2021, respectively. In addition, Bancorp had borrowing capacity of $20 million available through an unsecured borrowing line at the holding company as of September 30, 2022, which was added during the first quarter of 2022 to allow capital flexibility at the Bank level, if ever needed.

(12)	Commitments and Contingent Liabilities

As of September 30, 2022 and December 31, 2021, Bancorp had various commitments outstanding that arose in the normal course of business which are properly not reflected in the consolidated financial statements. Total off-balance sheet commitments to extend credit follows:

(in thousands)	September 30, 2022	December 31, 2021
Commercial and industrial	$813,750	$625,858
Construction and land development	481,956	292,351
Home equity	348,216	247,885
Credit cards	61,599	40,471
Overdrafts	57,963	51,104
Letters of credit	35,001	30,779
Other	93,502	76,721
Future loan commitments	256,549	325,983
Total off balance sheet commitments to extend credit	$2,148,536	$1,691,152

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

At September 30, 2022 and December 31, 2021, Bancorp had accrued $4.8 million and $3.5 million, respectively, in other liabilities for its estimate of credit losses for off balance sheet credit exposures. The CB acquisition resulted in a $500,000 increase to the ACL for off balance sheet credit exposures, with the corresponding offset recorded to goodwill (as opposed to provision expense). Provision for credit loss expense of $800,000 was also recorded for the nine month period ended September 30, 2022, driven mainly by the addition of new lines of credit, and thus increased availability, and largely concentrated within the C&D portfolio.

Standby letters of credit are conditional commitments issued by Bancorp to guarantee the performance of a customer to a first party beneficiary. Those guarantees are primarily issued to support commercial transactions. Standby letters of credit generally have maturities of one to two years.

Certain commercial customers require confirmation of Bancorp’s letters of credit by other banks since Bancorp does not have a rating by a national rating agency. Terms of the agreements range from one month to a year with certain agreements requiring between one and six months’ notice to cancel. If an event of default on all contracts had occurred at September 30, 2022, Bancorp would have been required to make payments of approximately $3 million, or the maximum amount payable under those contracts. No payments have ever been required because of default on these contracts. These agreements are normally secured by collateral acceptable to Bancorp, which limits credit risk associated with the agreements.

As of September 30, 2022, in the normal course of business, there were pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate result of these legal actions and proceedings will not have a material adverse effect on the consolidated financial position or results of operations of Bancorp.

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

Carrying values of assets measured at fair value on a recurring basis follows:

	Fair Value Measurements Using:			Total
September 30, 2022 (in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Available for sale debt securities:
U.S. Treasury and other U.S. Government obligations	$114,426	$—	$—	$114,426
Government sponsored enterprise obligations	—	151,299	—	151,299
Mortgage backed securities - government agencies	—	750,589	—	750,589
Obligations of states and political subdivisions	—	127,215	—	127,215
Other	—	5,644	—	5,644

Total available for sale debt securities	114,426	1,034,747	—	1,149,173

Mortgage loans held for sale	—	5,230	—	5,230
Rate lock loan commitments	—	118	—	118
Mandatory forward contracts	—	431	—	431
Interest rate swaps	—	11,589	—	11,589
Total assets	$114,426	$1,052,115	$—	$1,166,541

Liabilities:
Interest rate swaps	$—	$11,600	$—	$11,600

	Fair Value Measurements Using:			Total
December 31, 2021 (in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Available for sale debt securities:
U.S. Treasury and other U.S. government obligations	$122,501	$—	$—	$122,501
Government sponsored enterprise obligations	—	135,021	—	135,021
Mortgage backed securities - government agencies	—	846,624	—	846,624
Obligations of states and political subdivisions	—	75,075	—	75,075
Other	—	1,077	—	1,077

Total available for sale debt securities	122,501	1,057,797	—	1,180,298

Interest rate swaps	—	3,148	—	3,148

Total assets	$122,501	$1,060,945	$—	$1,183,446

Liabilities:
Interest rate swaps	$—	$3,162	$—	$3,162

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

Carrying values of assets measured at fair value on a non-recurring basis follows:

					Losses recorded
					Three months	Nine months
	Fair Value Measurements Using:			Total	ended	ended
September 30, 2022 (in thousands)	Level 1	Level 2	Level 3	Fair Value	September 30, 2022	September 30, 2022

Collateral dependent loans	$—	$—	$13,039	$13,039	$377	$377
Other real estate owned	—	—	996	996	—	—

					Losses recorded
					Three months	Nine months
	Fair Value Measurements Using:			Total	ended	ended
December 31, 2021 (in thousands)	Level 1	Level 2	Level 3	Fair Value	September 30, 2021	September 30, 2021

Collateral dependent loans	$—	$—	$4,487	$4,487	$—	$—
Other real estate owned	—	—	7,212	7,212	—	—

There were no liabilities measured at fair value on a non-recurring basis at September 30, 2022 and December 31, 2021.

For Level 3 assets measured at fair value on a non-recurring basis, the significant unobservable inputs used in the fair value measurements are presented below.

	September 30, 2022
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average

Collateral dependent loans	$13,039	Appraisal	Appraisal discounts	24.1%
Other real estate owned	996	Appraisal	Appraisal discounts	57.0

	December 31, 2021
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average

Collateral dependend loans	$4,487	Appraisal	Appraisal discounts	41.1%
Other real estate owned	7,212	Appraisal	Appraisal discounts	31.6

(14)	Disclosure of Financial Instruments Not Reported at Fair Value

GAAP requires disclosure of the fair value of financial assets and liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis. The estimated fair values of Bancorp’s financial instruments not measured at fair value on a recurring or non-recurring basis follows:

(in thousands)	Carrying		Fair Value Measurements Using:
September 30, 2022	amount	Fair value	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$329,921	$329,921	$329,921	$—	$—
HTM debt securities	478,125	433,371	—	433,371	—
Federal Home Loan Bank stock	10,928	10,928	—	10,928	—
Loans, net	5,002,794	4,753,475	—	—	4,753,475
Accrued interest receivable	17,568	17,568	17,568	—	—

Liabilities
Non-interest bearing deposits	$2,200,041	$2,200,041	$2,200,041	$—	$—
Transaction deposits	3,825,758	3,825,758	—	3,825,758	—
Time deposits	474,974	462,307	—	462,307	—
Securities sold under agreement to repurchase	124,567	124,567	—	124,567	—
Federal funds purchased	8,970	8,970	—	8,970	—
Subordinated debentures	26,244	26,361	—	26,361	—
Accrued interest payable	401	401	401	—	—

(in thousands)	Carrying		Fair Value Measurements Using:
December 31, 2021	amount	Fair value	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$961,192	$961,192	$961,192	$—	$—
Mortgage loans held for sale	8,614	8,818	—	8,818	—
Federal Home Loan Bank stock	9,376	9,376	—	9,376	—
Loans, net	4,115,405	4,129,091	—	—	4,129,091
Accrued interest receivable	13,745	13,745	13,745	—	—

Liabilities
Non-interest bearing deposits	$1,755,754	$1,755,754	$1,755,754	$—	$—
Transaction deposits	3,597,538	3,597,538	—	3,597,538	—
Time deposits	434,222	433,813	—	433,813	—
Securities sold under agreement
to repurchase	75,466	75,466	—	75,466	—
Federal funds purchased	10,374	10,374	—	10,374	—
Accrued interest payable	300	300	300	—	—

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

Activity for mortgage loans held for sale, at fair value, was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Balance, beginning of period:	$10,045	$5,420	$8,614	$22,547
Origination of mortgage loans held for sale	31,446	50,111	111,026	169,542
Loans held for sale acquired	-	-	3,559	3,071
Proceeds from the sale of mortgage loans held for sale	(36,427)	(45,920)	(118,639)	(187,667)
Net gain on sale of mortgage loans held for sale	166	590	670	2,708
Balance, end of period	$5,230	$10,201	$5,230	$10,201

The following table represents the components of Mortgage banking income:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021

Net gain realized on sale of mortgage loans held for sale	$166	$590	$670	$2,708
Net change in fair value recognized on loans held for sale	(113)	-	(70)	-
Net change in fair value recognized on rate lock loan commitments	134	-	1,324	-
Net change in fair value recognized on forward contracts	101	-	(534)	-
Net gain recognized	288	590	1,390	2,708

Net loan servicing income	1,172	434	3,089	1,021
Amortization of mortgage servicing rights	(869)	(252)	(2,206)	(677)
Change in mortgage servicing rights valuation allowance	-	-	-	-
Net servicing income recognized	303	182	883	344

Other mortgage banking income	112	143	728	610
Total mortgage banking income	$703	$915	$3,001	$3,662

Activity for capitalized mortgage servicing rights was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Balance at beginning of period	$16,504	$4,657	$4,528	$2,710
MSRs acquired	—	—	12,676	1,662
Additions for mortgage loans sold	269	195	906	905
Amortization	(869)	(252)	(2,206)	(677)
Impairment	—	—	—	—
Balance at end of period	$15,904	$4,600	$15,904	$4,600

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

The estimated fair value of MSRs at September 30, 2022 and December 31, 2021 were $27 million and $6 million, respectively. MSRs with an estimated fair value of $13 million at the date of acquisition were acquired as part of CB acquisition. There was no valuation allowance recorded for MSRs as of September 30, 2022 and December 31, 2021, as fair value exceeded carrying value.

Total outstanding principal balances of loans serviced for others were $2.11 billion and $698 million at September 30, 2022 and December 31, 2021, respectively. Loans serviced for others acquired as part of the CB acquisition totaled $1.48 billion at the date of acquisition.

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

The following table includes the notional amounts and fair values of mortgage loans held for sale and mortgage banking derivatives:

	September 30, 2022
(in thousands)	Notional Amount	Fair Value
Included in Mortgage loans held for sale:
Mortgage loans held for sale, at fair value	$5,217	$5,230

Included in other assets:
Rate lock loan commitments	$14,768	$118
Mandatory forward contracts	13,250	431

(16)	Accumulated Other Comprehensive Income (Loss)

The following table illustrates activity within the balances of AOCI by component:

	Net unrealized	Net unrealized	Minimum
	gains (losses)	gains (losses)	pension
	on available for	on cash	liability
(in thousands)	sale debt securities	flow hedges	adjustment	Total
Three months ended September 30, 2022
Balance, beginning of period	$(87,054)	$-	$(283)	$(87,337)
Net current period other comprehensive loss	(40,580)	-	-	(40,580)
Balance, end of period	$(127,634)	$-	$(283)	$(127,917)

Three months ended September 30, 2021
Balance, beginning of period	$2,295	$(58)	$(447)	$1,790
Net current period other comprehensive income (loss)	(4,453)	32	-	(4,421)
Balance, end of period	$(2,158)	$(26)	$(447)	$(2,631)

	Net unrealized	Net unrealized	Minimum
	gains (losses)	gains (losses)	pension
	on available for	on cash	liability
(in thousands)	sale debt securities	flow hedges	adjustment	Total
Nine months ended September 30, 2022
Balance, beginning of period	$(7,657)	$-	$(283)	$(7,940)
Net current period other comprehensive loss	(119,977)	-	-	(119,977)
Balance, end of period	$(127,634)	$-	$(283)	$(127,917)

Nine months ended September 30, 2021
Balance, beginning of period	$9,310	$(122)	$(447)	$8,741
Net current period other comprehensive income (loss)	(11,468)	96	-	(11,372)
Balance, end of period	$(2,158)	$(26)	$(447)	$(2,631)

(17)	Preferred Stock

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

The following table reflects net income (numerator) and average shares outstanding (denominator) for basic and diluted net income per share computations:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share data)	2022	2021	2022	2021
Net income available to stockholders	$28,455	$23,162	$63,155	$50,056

Weighted average shares outstanding - basic	29,144	26,485	28,509	24,360
Dilutive securities	260	241	243	242
Weighted average shares outstanding- diluted	29,404	26,726	28,752	24,602

Net income per share - basic	$0.98	$0.87	$2.22	$2.05
Net income per share - diluted	0.97	0.87	2.20	2.03

Certain SARs that were excluded from the EPS calculation because their impact was antidilutive were as follows:

	Three months ended		Nine months ended
(shares in thousands)	September 30,		September 30,
	2022	2021	2022	2021
Antidilutive SARs	-	31	-	31

(19)	Stock-Based Compensation

The fair value of all stock-based awards granted, net of estimated forfeitures, is recognized as compensation expense over the respective service period.

At Bancorp's 2015 Annual Meeting of Shareholders, shareholders approved the 2015 Omnibus Equity Compensation Plan and authorized the shares available from the expiring 2005 plan for future awards under the 2015 plan. In 2018, shareholders approved an additional 500,000 shares for issuance under the plan. As of September 30, 2022, there were 383,000 shares available for future awards. The 2005 Stock Incentive Plan expired in April 2015 and SARs granted under this plan expire as late as 2025. The 2015 Stock Incentive Plan has no defined expiration date.

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

Bancorp utilized cash of $233,000 and $208,000 during the first nine months of 2022 and 2021, respectively, for the purchase of shares upon the vesting of RSUs.

Bancorp has recognized stock-based compensation expense for SARs, RSAs and PSUs within compensation expense and RSUs for directors within other non-interest expense, as follows:

	Three months ended September 30, 2022
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$94	$346	$80	$717	$1,237
Deferred tax benefit	(20)	(72)	(17)	(150)	(259)
Total net expense	$74	$274	$63	$567	$978

	Three months ended September 30, 2021
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$88	$312	$79	$686	$1,165
Deferred tax benefit	(18)	(66)	(17)	(144)	(245)
Total net expense	$70	$246	$62	$542	$920

	Nine months ended September 30, 2022
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$282	$1,028	$252	$1,723	$3,285
Deferred tax benefit	(59)	(216)	(53)	(362)	(690)
Total net expense	$223	$812	$199	$1,361	$2,595

	Nine months ended September 30, 2021
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$264	$978	$233	$1,953	$3,428
Deferred tax benefit	(55)	(206)	(49)	(411)	(721)
Total net expense	$209	$772	$184	$1,542	$2,707

Detail of unrecognized stock-based compensation expense follows:

	Stock
(in thousands)	Appreciation	Restricted	Restricted	Performance
Year ended	Rights	Stock Awards	Stock Units	Stock Units	Total

Remainder of 2022	$95	$346	$79	$590	$1,110
2023	311	1,192	2	1,555	3,060
2024	205	969	—	855	2,029
2025	146	737	—	—	883
2026	88	421	—	—	509
2027	10	47	—	—	57
Total estimated expense	$855	$3,712	$81	$3,000	$7,648

The following table summarizes SARs activity and related information:

								Weighted
					Weighted		Weighted	average
					average	Aggregate	average	remaining
		Exercise			exercise	intrinsic	fair	contractual
(in thousands, except per share and life data)	SARs	price			price	value(1)	value	life (in years)

Outstanding, January 1, 2021	593	$15.24	-	$40.00	$27.47	$7,706	$4.44	5.1
Granted	30	47.17	-	50.71	50.48	—	9.69
Exercised	(108)	15.24	-	19.37	16.40	4,239	2.85
Forfeited	—		—		—	—	—
Outstanding, December 31, 2021	515	$15.24	-	$50.71	$31.16	$16,854	$5.08	5.1

Outstanding, January 1, 2022	515	$15.24	-	$50.71	$31.16	$16,854	$5.08	5.1
Granted	33	53.29	-	54.91	54.86	—	11.82
Exercised	(63)	15.24	-	36.65	16.93	2,658	2.79
Forfeited	—		—		—	—	—
Outstanding, September 30, 2022	485	$15.24	-	$54.91	$34.65	$16,171	$5.85	5.2

Vested and exercisable	348	$15.24	-	$50.71	$30.92	$12,882	$4.99	4.2
Unvested	137	35.90	-	54.91	44.06	3,228	8.02	3.2
Outstanding, September 30, 2022	485	$15.24	-	$54.91	$34.65	$16,171	$5.85	5.2

Vested in the current year	44	$35.90	-	$50.71	$39.36	$1,246	$6.73

(1) – Aggregate intrinsic value for SARs is defined as the amount by which the current market price of the underlying stock exceeds the exercise or grant price.

The following table summarizes activity for RSAs granted:

		Grant date
		weighted
(in thousands, except per share data)	RSAs	average cost

Unvested at January 1, 2021	99	$36.85
Shares awarded	39	46.90
Restrictions lapsed and shares released	(34)	35.48
Shares forfeited	(5)	40.81
Unvested at December 31, 2021	99	$41.07

Unvested at January 1, 2022	99	$41.07
Shares awarded	35	58.47
Restrictions lapsed and shares released	(31)	40.42
Shares forfeited	(6)	46.91
Unvested at September 30, 2022	97	$47.25

Shares expected to be awarded for PSUs granted to executive officers of Bancorp, the three-year performance period for which began January 1 of the award year, are as follows:

	Vesting		Shares
Grant	period	Fair	expected to
year	in years	value	be awarded
2020	3	$32.27	65,111
2021	3	44.44	47,280
2022	3	48.48	51,929

(20)	Interest Rate Swaps

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

Bancorp had outstanding undesignated interest rate swap contracts as follows:

	Receiving		Paying
	September 30,	December 31,	September 30,	December 31,
(dollars in thousands)	2022	2021	2022	2021

Notional amount	$140,360	$123,983	$140,360	$123,983
Weighted average maturity (years)	7.1	7.2	7.1	7.2
Fair value	$11,589	$3,148	$11,600	$3,162

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

Additionally, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, Bancorp and the Bank must hold a 2.5% capital conservation buffer composed of Common Equity Tier 1 Risk-Based Capital above the minimum risk-based capital requirements for the Common Equity Tier 1 Risk-Based Capital ratio, Tier 1 Risk-Based Capital ratio and Total Risk-Based Capital ratio necessary to be considered adequately-capitalized. At September 30, 2022, the adequately-capitalized minimums, including the capital conservation buffer, were a 7.0% Common Equity Tier 1 Risk-Based Capital ratio, 8.5% Tier 1 Risk-Based Capital ratio and 10.5% Total Risk-Based Capital ratio.

As a result of the CB acquisition, Bancorp became the 100% successor owner of the following unconsolidated trust subsidiaries: Commonwealth Statutory Trust III, Commonwealth Statutory Trust IV and Commonwealth Statutory Trust V. The sole assets of the trust subsidiaries represent the proceeds of offerings loaned in exchange for subordinated debentures with similar terms to the TPS. The TPS are treated as part of Tier 1 Capital. The subordinated note and related interest expense are included in Bancorp’s consolidated financial statements. The subordinated notes are currently redeemable at Bancorp’s option on a quarterly basis. As of September 30, 2022, subordinated notes added through the CB acquisition totaled $26 million.

Bancorp continues to exceed the regulatory requirements for all calculations. Bancorp and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB and the FDIC, in addition to the capital conservation buffer.

The following table sets forth consolidated Bancorp’s and the Bank’s risk based capital amounts and ratios:

(dollars in thousands)	Actual		Minimum for adequately capitalized		Minimum for well capitalized
September 30, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$728,051	12.16%	$479,113	8.00%	NA	NA
Bank	697,115	11.67	477,688	8.00	$597,110	10.00%

Common equity tier 1 risk-based capital (1)
Consolidated	640,363	10.69	269,501	4.50	NA	NA
Bank	635,427	10.64	268,700	4.50	388,122	6.50

Tier 1 risk-based capital (1)
Consolidated	666,363	11.13	359,335	6.00	NA	NA
Bank	635,427	10.64	358,266	6.00	477,688	8.00

Leverage (2)
Consolidated	666,363	8.85	301,181	4.00	NA	NA
Bank	635,427	8.45	300,927	4.00	376,159	5.00

(dollars in thousands)	Actual		Minimum for adequately capitalized		Minimum for well capitalized
December 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$596,411	12.79%	$372,929	8.00%	NA	NA
Bank	577,078	12.42	371,809	8.00	$464,761	10.00%

Common equity tier 1 risk-based capital (1)
Consolidated	556,590	11.94	209,772	4.50	NA	NA
Bank	537,257	11.56	209,142	4.50	302,095	6.50

Tier 1 risk-based capital (1)
Consolidated	556,590	11.94	279,696	6.00	NA	NA
Bank	537,257	11.56	278,857	6.00	371,809	8.00

Leverage (2)
Consolidated	556,590	8.86	251,348	4.00	NA	NA
Bank	537,257	8.57	250,871	4.00	313,588	5.00

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

The majority of the net assets of Bancorp are involved in the commercial banking segment. As of September 30, 2022, goodwill totaling $203 million was recorded on Bancorp’s consolidated balance sheets, of which $175 million is attributed to the commercial banking segment and $28 million is attributed to WM&T. The portion of total goodwill attributed to WM&T relates entirely to the CB acquisition, which generated $67 million in total goodwill. With the exception of goodwill attributed to WM&T through the CB acquisition, assets assigned to WM&T consist primarily of net premises and equipment and a receivable related to fees earned that have not been collected.

Selected financial information by business segment follows:

	Three months ended September 30, 2022			Three months ended September 30, 2021

(in thousands)	Commercial Banking	WM&T	Total	Commercial Banking	WM&T	Total

Net interest income	$62,270	$106	$62,376	$45,414	$69	$45,483
Provision for credit losses	4,803	—	4,803	(1,525)	—	(1,525)
Wealth management and trust services	—	9,152	9,152	—	7,128	7,128
All other non-interest income	15,712	—	15,712	10,486	—	10,486
Non-interest expenses	39,370	5,503	44,873	31,072	3,486	34,558
Income before income tax expense	33,809	3,755	37,564	26,353	3,711	30,064
Income tax expense	8,209	815	9,024	6,070	832	6,902
Net income	25,600	2,940	28,540	20,283	2,879	23,162
Less net income attributable to NCI	85	—	85	—	—	—
Net income attributable to stockholders	$25,515	$2,940	$28,455	$20,283	$2,879	$23,162

Segment assets	$7,522,113	$32,097	$7,554,210	$6,177,355	$3,833	$6,181,188

	Nine months ended September 30, 2022			Nine months ended September 30, 2021

(in thousands)	Commercial Banking	WM&T	Total	Commercial Banking	WM&T	Total

Net interest income	$167,811	$309	$168,120	$124,672	$220	$124,892
Provision for credit losses	6,882	—	6,882	1,147	—	1,147
Wealth management and trust services	—	26,890	26,890	—	20,234	20,234
All other non-interest income	39,117	—	39,117	27,012	—	27,012
Non-interest expenses	129,936	15,909	145,845	97,249	10,459	107,708
Income before income tax expense	70,110	11,290	81,400	53,288	9,995	63,283
Income tax expense	15,566	2,450	18,016	11,058	2,169	13,227
Net income	54,544	8,840	63,384	42,230	7,826	50,056
Less net income attributable to NCI	229	—	229	—	—	—
Net income attributable to stockholders	$54,315	$8,840	$63,155	$42,230	$7,826	$50,056

Segment assets	$7,522,113	$32,097	$7,554,210	$6,177,355	$3,833	$6,181,188

(23)    Revenue from Contracts with Customers

All of Bancorp’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The table below presents Bancorp’s sources of non-interest income with items outside the scope of ASC 606 noted as such:

	Three months ended September 30, 2022			Three months ended September 30, 2021

(in thousands)	Commercial Banking	WM&T	Total	Commercial Banking	WM&T	Total
Wealth management and trust services	$—	$9,152	$9,152	$—	$7,128	$7,128
Deposit service charges	2,179	—	2,179	1,768	—	1,768
Debit and credit card income	4,710	—	4,710	3,887	—	3,887
Treasury management fees	2,221	—	2,221	1,771	—	1,771
Mortgage banking income(1)	703	—	703	915	—	915
Net investment product sales commissions and fees	892	—	892	780	—	780
Bank owned life insurance(1)	516	—	516	275	—	275
Gain (loss) on sale of premises and equipment (1)	3,074	—	3,074	—	—	—
Other(2)	1,417	—	1,417	1,090	—	1,090
Total non-interest income	$15,712	$9,152	$24,864	$10,486	$7,128	$17,614

	Nine months ended September 30, 2022			Nine months ended September 30, 2021

(Dollars in thousands)	Commercial Banking	WM&T	Total	Commercial Banking	WM&T	Total
Wealth management and trust services	$—	$26,890	$26,890	$—	$20,234	$20,234
Deposit service charges	6,103	—	6,103	3,945	—	3,945
Debit and credit card income	13,577	—	13,577	9,444	—	9,444
Treasury management fees	6,312	—	6,312	5,041	—	5,041
Mortgage banking income(1)	3,001	—	3,001	3,662	—	3,662
Net investment product sales commissions and fees	2,230	—	2,230	1,789	—	1,789
Bank owned life insurance(1)	1,052	—	1,052	642	—	642
Gain (loss) on sale of premises and equipment (1)	3,074	—	3,074	(41)	—	(41)
Other(2)	3,768	—	3,768	2,530	—	2,530
Total non-interest income	$39,117	$26,890	$66,007	$27,012	$20,234	$47,246

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

WM&T provides customers fiduciary and investment management services as agreed upon in asset management contracts. The contracts require WM&T to provide a series of distinct services for which fees are earned over time. The contracts are cancellable upon demand with fees typically based upon the asset value of investments. Revenue is accrued and recognized monthly based upon month-end asset values and collected from the customer predominately in the following month except for a small percentage of fees collected quarterly. Incentive compensation related to WM&T activities is considered a cost of obtaining the contract. Contracts between WM&T and customers do not permit performance-based fees and accordingly, none of the fee income earned by WM&T is performance-based. Trust fees receivable were $3.2 million and $2.9 million at September 30, 2022 and December 31, 2021, respectively.

Investment products sales commissions and fees represent the Bank’s share of transaction fees and wrap fees resulting from investment services and programs provided through an agent relationship with a third party broker-dealer. Transaction fees are assessed at the time of the transaction. Those fees are collected and recognized on a monthly basis. Trailing fees are based upon market values and are assessed, collected and recognized on a quarterly basis. Because the Bank acts as an agent in arranging the relationship between the customer and third party provider, and does not control the services rendered, investment product sales commissions and fees are reported net of related costs, including nominal incentive compensation, and trading activity charges of $620,000 and $437,000 for the nine month periods ended September 30, 2022 and 2021.

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

Bancorp did not establish any contract assets or liabilities as a result of adopting ASC 606, nor were any recognized during the three and nine months ended September 30, 2022.

(24)    Leases

Bancorp has operating leases for various branch locations with terms ranging from approximately one year to 18 years, some of which include options to extend the leases in five-year increments. A total of four operating leases were added as a result of the CB acquisition. Options reasonably expected to be exercised are included in determination of the right-of-use asset. Bancorp elected to use a practical expedient to expense short-term lease obligations associated with leases with original terms of 12 months or less. Bancorp elected not to separate non-lease components from lease components for its operating leases. The right-of-use lease asset and operating lease liability are recorded in premises and equipment and other liabilities on the consolidated balance sheet.

Balance sheet, income statement and cash flow detail regarding operating leases follows:

(dollars in thousands)	September 30, 2022	December 31, 2021

Balance Sheet
Operating lease right-of-use asset	$16,046	$14,958
Operating lease liability	17,408	16,408

Weighted average remaining lease term (years)	8.4	9.4
Weighted average discount rate	2.90%	3.02%

Maturities of lease liabilities:
One year or less	$843	$2,634
Year two	3,358	2,673
Year three	3,057	2,408
Year four	2,319	1,924
Year five	1,842	1,608
Greater than five years	8,329	7,699
Total lease payments	$19,748	$18,946
Less imputed interest	2,340	2,538
Total	$17,408	$16,408

	Three months ended	Three months ended
(in thousands)	September 30, 2022	September 30, 2021
Income Statement
Components of lease expense:
Operating lease cost	$793	$616
Variable lease cost	57	57
Less sublease income	24	9
Total lease cost	$826	$664

	Nine months ended	Nine months ended
(in thousands)	September 30, 2022	September 30, 2021
Income Statement
Components of lease expense:
Operating lease cost	$2,241	$1,623
Variable lease cost	172	170
Less sublease income	72	36
Total lease cost	$2,341	$1,757

	Nine months ended	Nine months ended
(in thousands)	September 30, 2022	September 30, 2021
Cash flow Statement
Supplemental cash flow information:
Operating cash flows from operating leases	$2,746	$1,898

As of September 30, 2022, Bancorp had not entered into any lease agreements that had yet to commence.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

There is no assurance that any list of risks and uncertainties or risk factors is complete. Factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements include, among other things:

●	Changes in, or forecasts of, future political and economic conditions, inflation or recession and efforts to control related developments;
●	changes in laws and regulations or the interpretation thereof;
●	accuracy of assumptions and estimates used in establishing the ACL for loans, ACL for off-balance sheet credit exposures and other estimates;
●	impairment of investment securities;
●	impairment of goodwill, MSRs, other intangible assets and/or DTAs;
●	ability to effectively navigate an economic slowdown or other economic or market disruptions;
●	changes in fiscal, monetary, and/or regulatory policies;
●	changes in tax polices including but not limited to changes in federal and state statutory rates;
●	behavior of securities and capital markets, including changes in interest rates, market volatility and liquidity;
●	ability to effectively manage capital and liquidity;
●	long-term and short-term interest rate fluctuations, as well as the shape of the U.S. Treasury yield curve;
●	the magnitude and frequency of changes to the FFTR implemented by the Federal Open Market Committee of the FRB;
●	competitive product and pricing pressures;
●	projections of revenue, expenses, capital expenditures, losses, EPS, dividends, capital structure, etc.;
●	integration of acquired financial institutions, businesses or future acquisitions;
●	changes in the credit quality of Bancorp’s customers and counterparties, deteriorating asset quality and charge-off levels;
●	changes in technology instituted by Bancorp, its counterparties or competitors;
●	changes to or the effectiveness of Bancorp’s overall internal control environment;
●	adequacy of Bancorp’s risk management framework, disclosure controls and procedures and internal control over financial reporting;
●	changes in applicable accounting standards, including the introduction of new accounting standards;
●	changes in investor sentiment or behavior;
●	changes in consumer/business spending or savings behavior;
●	ability to appropriately address social, environmental and sustainability concerns that may arise from business activities;
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

Acquisition of Commonwealth Bancshares, Inc. and its Subsidiary Commonwealth Bank & Trust Company

On March 7, 2022, Bancorp completed its acquisition of Commonwealth Bancshares, Inc. and its wholly owned subsidiary, Commonwealth Bank & Trust Company, collectively defined as “CB,” a Louisville, Kentucky-based commercial bank and trust company, which operated 15 retail branches, including nine in Jefferson County, four in Shelby County, and two in Northern Kentucky. At the time of acquisition and net of purchase accounting adjustments, CB had $1.34 billion in assets, $632 million in loans, $247 million in investment securities and $1.12 billion in deposits in addition to maintaining a WM&T Department with total assets under management of approximately $2.65 billion. CB was also the holding company for three unconsolidated Delaware trust subsidiaries and held a 60% interest in LFA. Bancorp became the 100% successor owner of all three trust subsidiaries and also retained the 60% interest in LFA upon acquisition. Bancorp acquired all outstanding common stock of CB, Inc. in a combined stock and cash transaction that resulted in total consideration paid to CB shareholders of $168 million.

Bancorp recorded goodwill of approximately $67 million and incurred merger related expenses totaling $19.5 million during the first quarter of 2022 as a result of the CB acquisition.

The acquisition of CB has had a significant impact on the ACL and credit loss provisioning in 2022. In total, the CB acquisition served to increase the ACL on loans by $14 million at acquisition date. This increase consisted of $10 million attributed to the acquired PCD loan portfolio, with the corresponding offset recorded to goodwill (as opposed to provision for credit loss expense), and $4.4 million of provision for credit loss expense attributed to the acquired non-PCD portfolio, which represented the acquisition-related credit loss expense at the time of acquisition.

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

Bancorp recorded goodwill of approximately $123 million and incurred merger related expenses totaling $18.1 million for the year ended December 31, 2021 as a result of the KB acquisition.

The acquisition of KB had a significant impact on the ACL and credit loss provisioning for the year ended December 31, 2021. In total, the KB acquisition served to increase the ACL by $14 million at acquisition date. This increase consisted of $7 million attributed to the acquired PCD loan portfolio, with the corresponding offset recorded to goodwill (as opposed to provision for credit loss expense), and $7.4 million of provision for credit loss expense attributed to the acquired non-PCD portfolio, which represented the acquisition-related credit loss expense at the time of acquisition.

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

Overview – Operating Results (FTE)

The following table presents an overview of Bancorp’s financial performance for the three months ended September 30, 2022 and 2021:

(dollars in thousands, except per share data)			Variance
Three months ended September 30,	2022	2021	$/bp	%

Net income attributed to stockholders	$28,455	$23,162	$5,293	23%
Diluted earnings per share	$0.97	$0.87	$0.10	11%
ROA	1.47%	1.50%	(3) bps	-2%
ROE	14.85%	13.92%	93 bps	7%

Additional discussion follows under the section titled “Results of Operations.”

General highlights for the three months ended September 30, 2022 compared to September 30, 2021:

●

Bancorp completed its acquisition of CB on March 7, 2022. At the time of acquisition and net of purchase accounting adjustments, CB had approximately $1.34 billion in total assets, $632 million in loans, $247 million in investment securities and $1.12 billion in deposits. The three months ended September 30, 2022 represented the second full quarter of activity associated with the CB acquisition. There were no merger related expenses recorded for the three months ended September 30, 2022.

●

Bancorp completed its acquisition of KB on May 31, 2021. At the time of acquisition and net of purchase accounting adjustments, KB had approximately $1.27 billion in assets, $755 million in loans, $396 million in investment securities and $1.04 billion in deposits, further contributing to the substantial balance sheet growth experienced over the past twelve months. Given the timing of the acquisition, the three months ended September 30, 2021 represented the first full quarter of activity associated with the KB acquisition. The merger related expenses recorded for the three months ended September 30, 2021 were associated entirely with the CB acquisition, which was completed during the first quarter of 2022.

●

Net income totaled $28.5 million, resulting in diluted EPS of $0.97 for the three months ended September 30, 2022, an 11% increase over $0.87 for the same period of 2021. Significant factors affecting the results for the three months ended September 30, 2022 and 2021 include:

o	The three months ended September 30, 2022 represented the second full quarter of activity related to the CB acquisition. No merger related expenses were recorded during the period.
o

The three months ended September 30, 2021 represented the first full quarter of activity related to the KB acquisition, but also included $525,000 of merger related expenses associated entirely with the CB acquisition, which was completed during the first quarter of 2022.

o

Net interest income increased $16.9 million, or 37%, for the three months ended September 30, 2022 compared to the same period of 2021, driven by acquisition-related growth and organic growth in loans and investment securities, as well as the significant benefit provided by substantial upward movement in the interest rate environment during the period.

o

Provision for credit loss expense of $4.8 million was recorded for the three months ended September 30, 2022, which was the result of strong loan growth and to a lesser extent, the increase in the projected unemployment rate forecast used in the CECL model. Negative provision of $1.5 million was recorded for the third quarter of the prior year, which was driven by generally improving CECL model factors at the time, including an improved unemployment forecast.

●

NIM increased 32 bps to 3.46% for the three months ended September 30, 2022 compared to 3.14% for the same period in 2021. Recent interest rate actions from the FRB have had a positive impact on net interest income and NIM, but the full effects of rising rates were not realized during the three months ended September 30, 2022 due to the timing of the third quarter rate increases. Bancorp expects to realize further benefits to net interest income and NIM from both the recent hikes and anticipated future hikes in the quarters ahead.

●

Total loans (excluding PPP loans) increased $1.10 billion, or 28%, compared to September 30, 2021, driven by the addition of $630 million in loans from the CB acquisition and strong organic growth. Average loans (excluding PPP loans) increased $1.03 billion, or 27%, for the three months ended September 30, 2022 compared to the same period in 2021.

●

The PPP loan portfolio decreased $212 million, or 92%, compared to September 30, 2021, as the result of anticipated forgiveness activity, driving a $3.7 million, or 84%, decline in PPP-related interest and fee income for the three months ended September 30, 2022 compared to the same period of 2021.

●

Bancorp’s ACL on loans to total loans was 1.38% at September 30, 2022 compared to 1.29% at December 31, 2021, the increase stemming mainly from acquisition-related activity within the ACL on loans, strong organic loan growth and to a lesser extent, the aforementioned increase in the projected unemployment rate forecast.

●

Deposit balances increased $1.16 billion, or 22%, compared to September 30, 2021, as a result of assuming approximately $1.12 billion in deposits during the first quarter in relation to the CB acquisition. The growth stemming from the first quarter CB acquisition was partially offset during the second and third quarters, as a result of anticipated seasonal deposit runoff related mainly to public fund deposits and time deposit attrition.

●

Total non-interest income increased $7.3 million, or 41%, for the three month period ended September 30, 2022 compared to the same period of 2021. The third quarter of 2022 benefitted from both significant contributions stemming from acquisition-related activity and organic growth over the past twelve months. All non-interest income revenue streams experienced significant increases over the same quarter of the prior year, with the exception of mortgage banking, which decreased compared to the prior year period due to the rising rate environment’s impact on overall mortgage volume. In addition, a non-recurring $3.1 million gain resulting from the sale of certain overlapping acquired properties was recorded during the three months ended September 30, 2022.

●

Non-interest expenses increased $10.3 million, or 30%, for the three months ended September 30, 2022 compared to the same period of 2021, attributed mainly to acquisition-related activity. Non-interest expenses have generally remained controlled and in line with expectations.

●

Bancorp’s efficiency ratio (FTE) for the three months ended September 30, 2022 was 51.30% compared to 54.63% for the same period of 2021. Bancorp also considers an adjusted efficiency ratio, which eliminates net gains (losses) on sales, calls, and impairment of investment securities, as well as net gains (losses) on sales of acquired premises and equipment, if applicable, and the fluctuation in non-interest expenses related to amortization of investments in tax credit partnerships and non-recurring merger expenses. Bancorp’s adjusted efficiency ratio for the three months ended September 30, 2022 was 53.06% compared to 53.72% for the same period of 2021. See the section titled “Non-GAAP Financial Measures” for a reconcilement of non-GAAP to GAAP measures.

The following table presents an overview of Bancorp’s financial performance for the nine months ended September 30, 2022 and 2021:

(dollars in thousands, except per share data)			Variance
Nine months ended September 30,	2022	2021	$/bp	%

Net income attributed to stockholders	$63,155	$50,056	$13,099	26%
Diluted earnings per share	$2.20	$2.03	$0.17	8%
ROA	1.14%	1.25%	(9) bps	-9%
ROE	11.44%	12.37%	(93) bps	-8%

Additional discussion follows under the section titled “Results of Operations.”

General highlights for the nine months ended September 30, 2022 compared to September 30, 2021:

●

Bancorp completed its acquisition of CB on March 7, 2022. At the time of acquisition and net of purchase accounting adjustments, CB had approximately $1.34 billion in assets, $632 million in loans, $247 million in investment securities and $1.12 billion in deposits. Given the timing of the acquisition, the nine months ended September 30, 2022 did not include a full nine months of activity associated with the CB acquisition. Further, $19.5 million in merger related expenses were recorded in the first nine months of 2022 in addition to $4.4 million of credit loss expense associated with the acquired loan portfolio.

●

Bancorp completed its acquisition of KB on May 31, 2021. At the time of acquisition and net of purchase accounting adjustments, KB had approximately $1.27 billion in assets, $755 million in loans, $396 million in investment securities and $1.04 billion in deposits. Given the timing of the acquisition, the nine months ended September 30, 2021 only represented four months of activity associated with the KB acquisition and included $19.0 million of merger related expenses in addition to $7.4 million in credit loss expense associated with the acquired loan portfolio.

●

Net income totaled $63.2 million, resulting in diluted EPS of $2.20 for the nine months ended September 30, 2022, an 8% increase over $2.03 for the same period of 2021. Significant factors affecting the results for the nine months ended September 30, 2022 and 2021 include:

o

The nine months ended September 30, 2022 represented approximately seven months of activity related to the CB acquisition, including $19.5 million in merger related expenses and $4.4 million of credit loss expense related to the acquired loan portfolio.

o

The nine months ended September 30, 2021 represented only four months of activity related to the KB acquisition and included $19.0 million of merger related expenses ($525,000 of which related to the CB acquisition) and $7.4 million in credit loss expense related to the acquired loan portfolio.

o

Net interest income increased $43.2 million, or 35%, for the nine months ended September 30, 2022 compared to the same period of 2021, driven by acquisition-related growth and organic portfolio growth in loans and investment securities, as well as the significant benefit provided by substantial upward movement in the interest rate environment during the period.

o

Total provision for credit loss expense was $6.9 million for the nine months ended September 30, 2022 compared to $1.1 million for the same period of last year. The expense recorded for both periods was driven largely by the respective acquisitions. However, contrasting projected unemployment rate forecasts used in the CECL model for these respective periods had opposing effects on provision for credit loss expense. While the projected unemployment rate forecast has increased in the current year on the heels of inflation and recession-based concerns, increasing expense, the prior year benefitted from a then-improving forecast, partially offsetting our growth-related expense.

●

NIM decreased 4 bps to 3.25% for the nine months ended September 30, 2022 compared to 3.29% for the same period in 2021. While the aggressive interest rate actions taken by the FRB in 2022 have had a positive impact on net interest income and NIM, the significantly higher interest rate environment experienced for the nine months ended September 30, 2022 was not enough to offset the 20 bps benefit provided by the PPP portfolio for the same period of the prior year.

●

Total loans (excluding PPP loans) increased $1.10 billion, or 28%, compared to September 30, 2021, driven by the addition of $630 million in loans from the CB acquisition and strong organic portfolio growth. Average loans (excluding PPP loans) increased $1.26 billion, or 37%, for the nine months ended September 30, 2022 compared to the same period in 2021.

●

The PPP loan portfolio decreased $212 million, or 92%, compared to September 30, 2021, as the result of forgiveness activity, driving a $13.7 million, or 75%, decline in PPP-related interest and fee income for the nine months ended September 30, 2022 compared to the same period of 2021.

●

Bancorp’s ACL on loans to total loans was 1.38% at September 30, 2022 compared to 1.29% at December 31, 2021, the increase stemming mainly from acquisition-related activity within the ACL on loans, strong organic loan growth and to a lesser extent, the aforementioned increase in the projected unemployment rate forecast.

●

Deposit balances increased $1.16 billion, or 22%, compared to September 30, 2021, as a result of assuming approximately $1.12 billion in deposits during the first quarter in relation to the CB acquisition. The growth stemming from the first quarter CB acquisition was partially offset during the second and third quarters, as a result of anticipated seasonal deposit runoff related mainly to public fund deposits and time deposit attrition.

●

Total non-interest income increased $18.8 million, or 40%, for the nine months ended September 30, 2022 compared to the same period of 2021. The first nine months of 2022 benefitted from both significant contributions stemming from acquisition-related activity and organic growth over the past twelve months. All non-interest income revenue streams experienced significant increases over the same quarter of the prior year, with the exception of mortgage banking, which experienced a significant decline in volume driven by rising rates compared to the historic low rates benefitted much of 2021. In addition, a non-recurring $3.1 million gain resulting from the sale of certain overlapping acquired properties was recorded during third quarter.

●

Non-interest expenses increased $38.1 million, or 35%, for the nine months ended September 30, 2022 compared to the same period of 2021. While both periods experienced elevated non-interest expense as a result of merger related expenses, all non-interest expense categories, with the exception of the FHLB early pre-payment penalty, experienced significant increases over the prior year as a result of anticipated acquisition-related growth. The prior year FHLB early pre-payment penalty, which totaled $474,000, was the result of paying off $14 million of FHLB advances prior to maturity due to excess liquidity held on the balance sheet and the near-term outlook for interest rates at the time of payoff.

●

Bancorp’s efficiency ratio (FTE) for the nine months ended September 30, 2022 was 62.11% compared to 62.47% for the same period of 2021, the elevated ratios being the result of one-time merger-related expenses incurred as a result of the respective acquisitions in both periods. Bancorp also considers an adjusted efficiency ratio, which eliminates net gains (losses) on sales, calls, and impairment of investment securities, as well as net gains (losses) on sales of acquired premises and equipment, if applicable, and the fluctuation in non-interest expenses related to amortization of investments in tax credit partnerships and non-recurring merger expenses. Bancorp’s adjusted efficiency ratio for the nine months ended September 30, 2022 was 54.41% compared to 51.25% for the same period of 2021. See the section titled “Non-GAAP Financial Measures” for a reconcilement of non-GAAP to GAAP measures.

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

Comparative information regarding net interest income follows:

(dollars in thousands)			Variance
As of and for the three months ended September 30,	2022	2021	$/bp	%

Net interest income	$62,376	$45,483	$16,893	37%
Net interest income (FTE)*	62,608	45,643	16,965	37%
Net interest spread	3.31%	3.08%	23 bps	7%
Net interest margin	3.46%	3.14%	32 bps	10%
Average interest earning assets	$7,181,781	$5,760,760	$1,421,021	25%
Average interest bearing liabilities	4,619,927	3,617,833	1,002,094	28%

(dollars in thousands)			Variance
As of and for the nine months ended September 30,	2022	2021	$/bp	%

Net interest income	$168,120	$124,892	$43,228	35%
Net interest income (FTE)*	168,797	125,178	43,619	35%
Net interest spread	3.16%	3.22%	(6) bps	-2%
Net interest margin	3.25%	3.29%	(4) bps	-1%
Average interest earning assets	$6,936,718	$5,091,596	$1,845,122	36%
Average interest bearing liabilities	4,524,390	3,222,861	1,301,529	40%

*See table titled, "Average Balance Sheets and Interest Rates (FTE)," for detail of net interest income (FTE).

NIM and net interest spread calculations above exclude the sold portion of certain participation loans, which totaled $5 million at both September 30, 2022 and December 31, 2021. These sold loans are on Bancorp’s balance sheet as required by GAAP because Bancorp retains some form of effective control; however, Bancorp receives no interest income on the sold portion. These participation loans sold are excluded from NIM and spread analysis, as Bancorp believes it provides a more accurate depiction of loan portfolio performance.

The FRB has taken aggressive interest rate action over the past several months, implementing multiple rate hikes in an effort to tame inflation that has reached its highest levels in decades. The FFTR was increased to a range of 1.50% - 1.75% with consecutive and escalating rate increases of 25 bps, 50 bps and 75 bps in March, May and June, respectively, taking Prime to 4.75% by the end of the second quarter. The FRB remained committed to its goal of taming inflation through interest rate increases during the third quarter, hiking rates 75 bps each in both late-July and late-September, bringing the FFTR to a range of 3.00% - 3.25%, and Prime to 6.25%, as of September 30, 2022. While the third quarter hikes provided meaningful benefit to NIM, the average interest rate environment experienced for the three months ended September 30, 2022 did not capture the full benefit of the FRB’s third quarter interest rate actions given the timing of the increases. Further, Bancorp elected to raise its deposit rates in July in anticipation of these rate increases, representing the Company’s first deposit rate increases in nearly two years, which partially negated some of the NIM benefit associated with the aforementioned FRB rate hikes.

The current economic outlook suggests continued interest rate action from the FRB through at least the end of 2022 and prospects of a continuing rising rate environment. While Bancorp expects rising rates to have a positive effect on NIM, pricing pressure/competition for both loans and deposits, changing levels of liquidity within the banking system and the possibility of a flattening yield curve could continue to place pressure on NIM.

Net Interest Income (FTE) – Three months ended September 30, 2022 compared to September 30, 2021

Net interest spread (FTE) and NIM were 3.31% and 3.46%, for the three months ended September 30, 2022 compared to 3.08% and 3.14% for the same period in 2021, respectively. NIM during the three months ended September 30, 2022 was significantly impacted by the following:

●

A rapidly rising interest rate environment evolving from the sustained, pandemic-driven lows experienced over the last two years. The FFTR was lowered to a range of 0% - 0.25% in March of 2020, which resulted in Prime dropping to 3.25%, where it remained until the FRB’s hike in mid-March 2022. The FFTR stood at a range of 3.00% - 3.25%, and Prime at 6.25%, as of September 30, 2022 as a result of aggressive interest rate action from the FRB over the past two quarters.

●

Substantial balance sheet growth stemming from both acquisition-related activity and organic growth, which resulted in total average earning asset growth of $1.42 billion, or 25%, and average interest-bearing liability growth of $1.00 billion, or 28%, for the three months ended September 30, 2022 compared to the same period of 2021.

●

Overall excess balance sheet liquidity, which contributed to NIM compression in both periods. Excess liquidity within the banking system in general has also led to a highly competitive loan rate environment. After reaching a peak towards the end of 2021, levels of average excess liquidity, and its corresponding impact on NIM, have continued to decline through September 30, 2022.

●

PPP forgiveness activity, which accelerates the recognition of fee income on these loans, has declined significantly in 2022, as the vast majority of the original portfolio has been forgiven. The average balance of the PPP loan portfolio decreased $258 million, and related income decreased $3.7 million, for the three months ended September 30, 2022 compared to the same period of 2021.

Net interest income (FTE) increased $17.0 million, or 37%, for the three months ended September 30, 2022 compared to the same period of 2021, largely as a result of acquisition-related activity, but also driven in part by strong loan growth, substantial investment in the investment securities portfolio and the benefits of a rising interest rate environment.

Total average interest earning assets increased $1.42 billion, or 25%, to $7.18 billion for the three months ended September 30, 2022, as compared to the same period of 2021, with the average rate earned on total interest earning assets climbing 50 bps to 3.74%.

●

Average total loan balances increased $776 million, or 19%, for the three months ended September 30, 2022 compared to the same period of 2021. Average non-PPP loan growth of $1.03 billion, or 27%, was driven by acquisition-related expansion and strong organic growth, which was partially offset by a $258 million, or 92%, decline in average PPP loan balances, as forgiveness activity increased.

●

Average investment securities grew $735 million, or 71%, for the three months ended September 30, 2022 compared to the same period of 2021, attributed to a combination of strategically deploying excess liquidity through further investment and acquisition-related activity.

●

Average FFS and interest bearing due from bank balances decreased $90 million, or 17%, for the three months ended September 30, 2022, as loan growth, investment in the securities portfolio and seasonal deposit run-off led to lower levels of liquidity as compared to the same period of the prior year.

Total interest income (FTE) increased $20.5 million, or 44%, to $67.6 million for the three months ended September 30, 2022, as compared to the same period of 2021.

●

Interest and fee income (FTE) on loans increased $13.4 million, or 31%, to $56.9 million for the three months ended September 30, 2022 compared to the same period of 2021, driven by both organic and acquisition-related growth in the non-PPP portfolio and the rising rate environment, which more than offset a $3.7 million, or 84%, decline in PPP-related income. The yield on the overall loan portfolio increased 43 bps to 4.56% for the three months ended September 30, 2022 compared to 4.13% for the same period of the prior year, while the yield on the non-PPP loan portfolio increased 54 bps compared to the prior year period, driven by the rising rate environment and strong loan growth.

●

Significant growth in average investment securities led to a $4.7 million increase in interest income (FTE) on the portfolio for the three months ended September 30, 2022 compared to the same period of 2021, driving a 52 bps, or 41%, increase in the corresponding yield on the portfolio. Substantial deployment of excess liquidity over the past twelve months benefitted the investment portfolio, as the yields earned on current year purchases have improved dramatically in tandem with rising rates.

●

Interest income on FFS and interest bearing due from bank balances increased $2.2 million for the three months ended September 30, 2022, as rising short-term interest rates more than offset a $90 million decline in related average balances. The yield on these assets increased 204 bps to 2.19% for the three months ended September 30, 2022 compared to the same period of 2021, stemming from the dramatic increase in the FFTR over the past several months.

Total average interest bearing liabilities increased $1.00 billion, or 28%, to $4.62 billion for the three-month period ended September 30, 2022 compared with the same period in 2021, with the total average cost increasing 27 bps to 0.43%.

●

Average interest bearing deposits increased $919 million, or 26%, for the three months ended September 30, 2022 compared to the same period in 2021, with interest-bearing demand deposits accounting for $513 million, or 56%, of the increase. The significant growth was attributed mainly to acquisition-related activity, as $1.12 billion in deposits were added during the first quarter of 2022 in relation to the CBT acquisition. Excluding acquisition-related activity, period-end interest-bearing deposit balances have declined in 2022, driven largely by seasonal fluctuation in public funds and time deposit attrition.

●

Consistent with the average interest bearing deposit growth noted above, average SSUAR balances increased $69 million, for the three months ended September 30, 2022 compared to the same period of 2021.

●

Average FHLB advances decreased $10 million for the three months ended September 30, 2022 compared to the same period of the prior year, as all outstanding FHLB advances either matured or were paid off by the end of 2021.

●	Subordinated debentures totaling $26 million were added as a result of the CB acquisition during the first quarter of 2022.

Total interest expense increased $3.6 million for the three months ended September 30, 2022 compared to the same period of 2021, driven by acquisition-related average balance growth, Bancorp’s first deposit rate increases in almost two years and debt assumed through the CB acquisition. As a result, the percentage cost of interest bearing liabilities increased 27 bps to 0.43% for the three months ended September 30, 2022 compared to the same period of 2021.

●

Total interest bearing deposit expense increased $3.0 million as a result of acquisition-related growth and the aforementioned deposit rate increases, resulting in a 24 bps increase in the cost of interest bearing deposits. Bancorp expects pricing pressure/competition stemming from the rising rate environment to drive further deposit rate/cost increases in the coming months.

●

SSUAR interest expense increased $170,000 for the three months ended September 30, 2022 compared to the same period of the prior year, consistent with the average balance growth and deposit rate increases noted above for interest bearing deposits.

●

Interest expense totaling $359,000 was recorded for the three months ended September 30, 2022, as a result of the subordinated debentures added through the CB acquisition, approximately $100,000 of which stems from purchase accounting-related mark-to-market amortization.

●

No interest expense on FHLB advances was recorded for the three months ended September 30, 2022, as all FHLB advances either matured or paid off by the end 2021, resulting in a decline of $51,000 compared to the same period of the prior year.

Net Interest Income (FTE) – Nine months ended September 30, 2022 compared to September 30, 2021

Net interest spread (FTE) and NIM were 3.16% and 3.25%, for the nine months ended September 30, 2022 compared to 3.22% and 3.29% for the same period in 2021, respectively. NIM during the nine months ended September 30, 2022 was significantly impacted by the following:

●

A rapidly rising interest rate environment evolving from the sustained, pandemic-driven lows experienced over the last two years. The FFTR was lowered to a range of 0% - 0.25% in March of 2020, which resulted in Prime dropping to 3.25%, where it remained until the FRB’s hike in mid-March 2022. The FFTR stood at a range of 3.00% - 3.25%, and Prime at 6.25%, as of September 30, 2022 as a result of aggressive interest rate action from the FRB over the past two quarters.

●

Substantial balance sheet growth stemming from both acquisition-related activity and organic growth, which resulted in total average earning asset growth of $1.85 billion, or 36%, and average interest-bearing liability growth of $1.30 billion, or 40%, for the nine months ended September 30, 2022 compared to the same period of 2021.

●

Overall excess balance sheet liquidity, which contributed to NIM compression in both periods. Excess liquidity within the banking system in general has also led to a highly competitive loan rate environment. After reaching a peak towards the end of 2021, levels of excess liquidity, and its corresponding impact on NIM, have continued to decline through September 30, 2022.

●

PPP forgiveness activity, which accelerates the recognition of fee income on these loans and has declined significantly in 2022, as the vast majority of the original portfolio has been forgiven. The average balance of the PPP loan portfolio decreased $410 million, and related income decreased $13.7 million, for the nine months ended September 30, 2022 compared to the same period of 2021.

Net interest income (FTE) increased $43.6 million, or 35%, for the nine months ended September 30, 2022 compared to the same period of 2021, largely as a result of acquisition-related activity, but also driven in part by strong organic loan growth, substantial investment in the investment securities portfolio and the benefits of a rising interest rate environment.

Total average interest earning assets increased $1.85 billion, or 36%, to $6.94 billion for the nine months ended September 30, 2022, as compared to the same period of 2021, with the average rate earned on total interest earning assets unchanged at 3.41%.

●

Average total loan balances increased $850 million, or 22%, for the nine months ended September 30, 2022 compared to the same period of 2021. Average non-PPP loan growth of $1.26 billion, or 37%, was driven by acquisition-related expansion and strong organic growth, which was partially offset by a $410 million, or 87%, decline in average PPP loan balances, as forgiveness activity increased.

●

Average investment securities grew $800 million for the nine months ended September 30, 2022 compared to the same period of 2021, attributed to a combination of strategically deploying excess liquidity through further investment and acquisition-related activity.

●	Average FFS and interest bearing due from bank balances increased $196 million, or 54%, for the nine months ended September 30, 2022 due to on-going excess balance sheet liquidity.

Total interest income (FTE) increased $47.3 million, or 36%, to $177.2 million for the nine months ended September 30, 2022, as compared to the same period of 2021.

●

Interest and fee income (FTE) on loans increased $31.9 million, or 26%, to $152.5 million for the nine months ended September 30, 2022 compared to the same period of 2021, driven by both organic and acquisition-related growth in the non-PPP portfolio and the rising rate environment, which more than offset a $13.7 million, or 75%, decline in PPP-related income. The yield on the overall loan portfolio climbed to 4.31% for the nine months ended September 30, 2022, compared to 4.16% for the same period of 2021.

●

Significant growth in average investment securities led to a $11.8 million increase interest income (FTE) on the portfolio for the nine months ended September 30, 2022 compared to the same period of 2021, driving a 30 bps, or 22%, increase in the corresponding yield on the portfolio. Substantial deployment of excess liquidity benefitted the investment portfolio as the yields earned on recent purchases have improved dramatically in tandem with rising rates.

●

Interest income on FFS and interest bearing due from bank balances increased $3.5 million for the nine months ended September 30, 2022, as a result of average balance growth stemming from excess balance sheet liquidity and rising short term interest rates. The yield on these assets increased 79 bps to 0.92% for the nine months ended September 30, 2022 compared to the same period of 2021, stemming from the dramatic increase in the FFTR over the past several months.

Total average interest bearing liabilities increased $1.30 billion, or 40%, to $4.52 billion for the nine month period ended September 30, 2022 compared with the same period in 2021, with the total average cost increasing 6 bps to 0.25%.

●

Average interest bearing deposits increased $1.24 billion, or 39%, for the nine months ended September 30, 2022 compared to the same period in 2021, with interest-bearing demand deposits accounting for $684 million, or 55%, of the increase. The significant growth was attributed to both acquisition-related activity and organic growth stemming from the general trend of customers maintaining higher levels of liquidity over the past several quarters. However, excluding acquisition-related activity, period-end deposit balances have declined in 2022, driven largely by seasonal fluctuation in public funds and time deposit attrition.

●	Consistent with the average interest bearing deposit growth noted above, average SSUAR balances increased $66 million, for the nine months ended September 30, 2022 compared to the same period of 2021.

●

Average FHLB advances decreased $19 million for the nine months ended September 30, 2022 compared to the same period of the prior year, as all outstanding FHLB advances either matured or were paid off by the end of 2021.

●

Subordinated debentures totaling $26 million were added as a result of the CB acquisition during the first quarter of 2022. The corresponding average balance for the nine months ended September 30, 2022 totaled $20 million.

Total interest expense increased $3.7 million, or 79%, for the nine months ended September 30, 2022 compared to the same period of 2021, driven by acquisition-related average balance growth, Bancorp’s first deposit rate increases in almost two years and debt assumed through the CB acquisition. As a result, the percentage cost of interest bearing liabilities increased 6 bps to 0.25% for the nine months ended September 30, 2022 compared to the same period of 2021.

●

Total interest bearing deposit expense increased $3.0 million, or 70%, as a result of acquisition-related activity and the aforementioned deposit rate increases, resulting in a 4 bps increase in the cost of interest bearing deposits. Bancorp expects pricing pressure/competition stemming from the rising rate environment to drive further deposit rate/cost increases in the coming months.

●

Interest expense totaling $670,000 was recorded for the nine months ended September 30, 2022 as a result of the subordinated debentures assumed through the CB acquisition, approximately $232,000 of which stems from purchase accounting-related mark-to-market amortization.

●

No interest expense on FHLB advances was recorded for the nine months ended September 30, 2022, as all FHLB advances either matured or paid off by the end of 2021, resulting in a decline of $301,000 compared to the same period of the prior year.

Average Balance Sheets and Interest Rates (FTE) – Three-Month Comparison

	Three months ended September 30,
	2022			2021
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:
Federal funds sold and interest bearing due from banks	$442,880	$2,450	2.19%	$532,549	$208	0.15%
Mortgage loans held for sale	8,694	103	4.70	8,875	53	2.37
Investment securities:
Taxable	1,677,745	7,503	1.77	1,009,674	3,206	1.26
Tax-exempt	91,852	534	2.31	25,038	122	1.93
Total securities	1,769,597	8,037	1.80	1,034,712	3,328	1.28

Federal Home Loan Bank stock	11,712	172	5.83	11,364	83	2.90

SBA Paycheck Protection Program (PPP) loans	22,939	703	12.16	281,420	4,423	6.24
Non-PPP loans	4,925,959	56,177	4.52	3,891,840	39,013	3.98
Total loans	4,948,898	56,880	4.56	4,173,260	43,436	4.13

Total interest earning assets	7,181,781	67,642	3.74	5,760,760	47,108	3.24

Less allowance for credit losses on loans	67,473			61,324

Non-interest earning assets:
Cash and due from banks	88,434			65,682
Premises and equipment, net	117,296			77,855
Bank owned life insurance	81,841			52,631
Goodwill	198,634			136,369
Accrued interest receivable and other	61,207			107,203

Total assets	$7,661,720			$6,139,176

Interest bearing liabilities:
Deposits:
Interest bearing demand	$2,213,657	$2,536	0.45%	$1,700,631	$470	0.11%
Savings	566,045	171	0.12	400,288	37	0.04
Money market	1,168,111	1,524	0.52	965,518	168	0.07
Time	497,170	218	0.17	459,348	728	0.63
Total interest bearing deposits	4,444,983	4,449	0.40	3,525,785	1,403	0.16

Securities sold under agreements to repurchase	139,749	176	0.50	71,065	6	0.03
Federal funds purchased	8,985	50	2.21	10,983	5	0.18
Federal Home Loan Bank advances	-	-	0.00	10,000	51	2.02
Subordinated debentures	26,210	359	5.43	-	-	0.00

Total interest bearing liabilities	4,619,927	5,034	0.43	3,617,833	1,465	0.16

Non-interest bearing liabilities:
Non-interest bearing demand deposits	2,169,280			1,771,432
Accrued interest payable and other	112,191			89,812
Total liabilities	6,901,398			5,479,077

Stockholders’ equity	760,322			660,099
Total liabilities and stockholders' equity	$7,661,720			$6,139,176

Net interest income		$62,608			$45,643

Net interest spread			3.31%			3.08%

Net interest margin			3.46%			3.14%

Average Balance Sheets and Interest Rates (FTE) – Nine-Month Comparison

	Nine months ended September 30,
	2022			2021
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:
Federal funds sold and interest bearing due from banks	$557,578	$3,845	0.92%	$361,713	$358	0.13%
Mortgage loans held for sale	9,542	177	2.48	10,703	175	2.19
Investment securities:
Taxable	1,557,119	18,988	1.63	813,199	8,245	1.36
Tax-exempt	74,093	1,320	2.38	18,030	228	1.69
Total securities	1,631,212	20,308	1.66	831,229	8,473	1.36

Federal Home Loan Bank stock	12,015	328	3.65	11,312	204	2.41

SBA Paycheck Protection Program (PPP) loans	62,933	4,680	9.94	473,185	18,359	5.19
Non-PPP loans	4,663,438	147,841	4.24	3,403,454	102,285	4.02
Total loans	4,726,371	152,521	4.31	3,876,639	120,644	4.16

Total interest earning assets	6,936,718	177,179	3.41	5,091,596	129,854	3.41

Less allowance for credit losses on loans	63,857			57,620

Non-interest earning assets:
Cash and due from banks	92,890			55,707
Premises and equipment, net	105,994			66,818
Bank owned life insurance	62,924			41,962
Goodwill	184,404			67,674
Accrued interest receivable and other	79,238			97,984
Total assets	$7,398,311			$5,364,121

Interest bearing liabilities:
Deposits:
Interest bearing demand	$2,199,702	$4,169	0.25%	$1,515,903	$1,242	0.11%
Savings	536,680	277	0.07	303,150	59	0.03
Money market	1,138,848	2,174	0.26	902,040	423	0.06
Time	495,609	770	0.21	413,885	2,624	0.85
Total interest bearing deposits	4,370,839	7,390	0.23	3,134,978	4,348	0.19

Securities sold under agreements to repurchase	123,845	250	0.27	57,980	16	0.04
Federal funds purchased	9,515	72	1.01	10,505	11	0.14
Federal Home Loan Bank advances	-	-	0.00	19,398	301	2.07
Subordinated debentures	20,191	670	4.44	-	-	0.00

Total interest bearing liabilities	4,524,390	8,382	0.25	3,222,861	4,676	0.19

Non-interest bearing liabilities:
Non-interest bearing demand deposits	2,038,168			1,517,423
Accrued interest payable and other	97,362			82,599
Total liabilities	6,659,920			4,822,883

Stockholders’ equity	738,391			541,238
Total liabilities and stockholders' equity	$7,398,311			$5,364,121

Net interest income		$168,797			$125,178

Net interest spread			3.16%			3.22%

Net interest margin			3.25%			3.29%

Supplemental Information - Average Balance Sheets and Interest Rates (FTE)

●

Average loan balances include the principal balance of non-accrual loans, as well as unearned income such as loan premiums, discounts, fees/costs and exclude participation loans accounted for as secured borrowings. Participation loans averaged $5 million for the three-month periods ended both September 30, 2022 and 2021, respectively. Participation loans averaged $5 million and $7 million for the nine-month periods ended September 30, 2022 and 2021, respectively.

●

Interest income on a FTE basis includes additional amounts of interest income that would have been earned if investments in certain tax-exempt interest earning assets had been made in assets subject to federal taxes yielding the same after-tax income. Interest income on municipal securities and tax-exempt loans has been calculated on a FTE basis using a federal income tax rate of 21%. Approximate tax equivalent adjustments to interest income were $232,000 and $160,000 for the three-month periods ended September 30, 2022 and 2021, respectively, and $677,000 and $286,000 for the nine-month periods ended September 30, 2022 and 2021, respectively.

●

Interest income includes loan fees of $2.2 million ($590,000 associated with the PPP) and $4.2 million ($3.7 million associated with the PPP) for the three-month periods ended September 30, 2022 and 2021, respectively, and $8.9 million ($4.1 million associated with the PPP) and $16.3 million ($14.9 million associated with the PPP) for the nine-month periods ended September 30, 2022 and 2021. Interest income on loans may be materially impacted by the level of prepayment fees collected and accretion related to purchased loans.

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

Asset/Liability Management and Interest Rate Risk

Managing interest rate risk is fundamental for the financial services industry. The primary objective of interest rate risk management is to neutralize effects of interest rate changes on net income. By considering both on and off-balance sheet financial instruments, management evaluates interest rate sensitivity with the goal of optimizing net interest income within the constraints of prudent capital adequacy, liquidity needs, market opportunities and customer funding requirements.

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

The results of the interest rate sensitivity analysis performed as of September 30, 2022 were derived from the long-term, conservative assumptions Bancorp uses in the model, particularly in relation to deposit betas, which measure how responsive management’s deposit repricing may be to changes in market rates and are based on historical data. The results presented below reflect an interest rate sensitivity analysis that incorporates a deposit beta of approximately 65%. However, given the level of liquidity currently held by Bancorp and in the banking system generally, the Company anticipates actual deposit betas will remain well below long-term averages through the end of 2022. The anticipated lower deposit beta would result in the Company’s interest rate sensitivity position turning slightly asset sensitive. Further, Bancorp expects to realize further benefits to net interest income and NIM from both the recent hikes and anticipated future hikes in the quarters ahead.

Bancorp’s interest rate simulation sensitivity analysis details that increases in interest rates of 100, 200 and 300 bps would have a negative effect on net interest income, respectively, while decreases of 100 and 200 bps in interest rates would also have a negative effect on net interest income. These results depict a relatively neutral interest rate risk profile. The decrease in net interest income in the rising rate scenarios is primarily due to variable rate loans and short-term investments repricing slower than deposits and short-term borrowings. Asset balances subject to immediate repricing cause an estimated decline in net interest income in the down 100 and 200 bps scenarios, as rates on non-maturity deposits cannot be lowered sufficiently to offset declining interest income. These estimates are summarized below.

	Change in Rates
	-200	-100	+100	+200	+300
	Basis Points	Basis Points	Basis Points	Basis Points	Basis Points
% Change from base net interest income at September 30, 2022	-8.28%	-0.42%	-0.42%	-0.56%	-1.11%

Bancorp’s loan portfolio is currently composed of approximately 69% fixed and 31% variable rate loans, with the fixed rate portion pricing generally based on a spread to the five-year treasury curve at the time of origination and the variable portion pricing based on an on-going spread to Prime (approximately 65%) or one month LIBOR/SOFR (approximately 35%).

In July 2017, the Financial Conduct Authority (the “FCA”), the authority regulating LIBOR, along with various other regulatory bodies, announced that LIBOR would likely be discontinued at the end of 2021. Subsequent to that announcement, in November 2020, the FCA announced that many tenors of LIBOR would continue to be published through June 2023. Subsequent to this, Bank regulators instructed banks to discontinue new originations referencing LIBOR as soon as possible, but no later than December 2021. Effective December 31, 2021, Libor is no longer used to issue new loans in the U.S. It is expected to be replaced primarily by the SOFR, which many experts consider a more accurate and more secure pricing benchmark. To facilitate the transition process, management has instituted an enterprise-wide program to identify, assess, and monitor risks associated with the expected discontinuance or unavailability of LIBOR.

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

As of September 30, 2022, the Company had approximately $455 million in loans and $140 million (notional amount) in interest rate derivative contracts that reference LIBOR. Each of the LIBOR-referenced amounts discussed above will vary in future periods as current contracts expire with potential replacement contracts using either LIBOR or an alternative reference rate. The Company, and other industry participants, continue to review alternative reference rates that could be utilized as a replacement for LIBOR. The Company had $76 million in loans that were indexed to SOFR at September 30, 2022.

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

In addition, Bancorp has historically used derivative financial instruments as part of its interest rate risk management, including interest rate swaps designated as cash flow hedges. For these derivatives, the effective portion of gains or losses is reported as a component of AOCI, and is subsequently reclassified into earnings as an adjustment to interest expense in periods in which the hedged forecasted transaction impacts earnings. As of September 30, 2022, Bancorp had no outstanding interest rate swaps designated as cash flow hedges.

Provision for Credit Losses

Provision for credit losses on loans at September 30, 2022 represents the amount of expense that, based on Management’s judgment, is required to maintain the ACL for loans at an appropriate level under the CECL model. The determination of the amount of the ACL for loans is complex and involves a high degree of judgment and subjectivity. See the Footnote titled “Basis of Presentation and Summary of Significant Accounting Policies” for detailed discussion regarding Bancorp’s ACL methodology by loan segment in this document and Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2021.

An analysis of the changes in the ACL for loans, including provision, and selected ratios follow:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2022	2021	2022	2021

Beginning balance	$66,362	$59,424	$53,898	$51,920
Acquisition - PCD loans (goodwill adjustment)	-	-	9,950	6,757
Adjusted beginning balance	66,362	59,424	63,848	58,677

Provision for credit losses - loans	4,103	(1,000)	1,653	(4,900)
Provision for credit losses - acquired loans	-	-	4,429	7,397
Total provision for credit losses on loans	4,103	(1,000)	6,082	2,497

Total charge-offs	(926)	(2,215)	(1,705)	(5,779)
Total recoveries	544	324	1,858	1,138
Net loan (charge-offs) recoveries	(382)	(1,891)	153	(4,641)
Ending balance	$70,083	$56,533	$70,083	$56,533

Average total loans	$4,948,898	$4,173,260	$4,726,371	$3,876,639

Provision for credit losses on loans to average total loans (1)	0.08%	-0.02%	0.13%	0.06%
Net loan (charge-offs) recoveries to average total loans (1)	-0.01%	-0.05%	0.00%	-0.12%
ACL for loans to total loans	1.38%	1.35%	1.38%	1.35%
ACL for loans to total loans (excluding PPP) (2)	1.39%	1.43%	1.39%	1.43%
ACL for loans to average total loans	1.42%	1.35%	1.48%	1.46%

(1) Ratios are not annualized
(2) See the section titled “Non-GAAP Financial Measures” for reconcilement of Non-GAAP to GAAP measures

The ACL for loans totaled $70 million as of September 30, 2022 compared to $54 million at December 31, 2021, representing an ACL to total loans ratio of 1.38% and 1.29% for those periods, respectively. The ACL to loans (excluding PPP loans) was 1.39% at September 30, 2022 compared to 1.34% at December 31, 2021. Based on the 100% SBA guarantee of the PPP loan portfolio, which totaled $19 million at September 30, 2022 and $141 million at December 31, 2021, Bancorp did not reserve for potential losses for these loans within the ACL. See the section titled “Non-GAAP Financial Measures” for reconcilement of non-GAAP to GAAP measures.

Provision of $4.1 million was recorded to provision for credit losses on loans expense for the three month period ended September 30, 2022, driven by strong third quarter loan growth and to a lesser extent, a negative economic forecast. For the second consecutive quarter, the projected unemployment rate forecast, which is the primary loss driver with Bancorp’s CECL model, increased due to inflation and recession-based concerns. Further, net charge off activity for the three months ended September 30, 2022 totaled $382,000, serving to reduce the ACL for loans slightly.

Provision expense (excluding acquisition-related activity) of $1.7 million was recorded for the nine month period ended September 30, 2022. Strong loan growth, the aforementioned increase in the projected unemployment rate forecast, along with qualitative factor updates related to the potential impact of rising rates on the C&I portfolio, have been the main drivers of expense within the CECL model for 2022. Further, net charge off/recovery activity for the nine months ended September 30, 2022 has been minimal. However, the release of approximately $3.0 million in specific reserves within the ACL for individual loans related to recently acquired individual loans that ultimately paid off during the second quarter with no loss or charge-off realized by Bancorp partially offset the expense drivers noted above for nine month periods ending September 30, 2022.

Credit loss expense recorded for the acquired CB loan portfolio totaled $4.4 million and was recorded in the first quarter of 2022 upon closing of the CB acquisition, bringing total provision for credit losses on loans to $6.1 million for the nine months ended September 30, 2022. Further, the ACL for loans was also increased $10 million as a result of the PCD loan portfolio added through the CB acquisition during the first quarter, with the corresponding offset recorded to goodwill (as opposed to provision for credit loss expense).

Negative provision of $1 million was recorded for the three months ended September 30, 2021, driven mainly by the benefits of improvement in the unemployment forecast for the period. Provision for credit loss expense of $2.5 million was recorded for the nine months ended September 30, 2021, as the benefits of an improving unemployment forecast in that period were more than offset by expense associated with the non-PCD loan portfolio added through the KB acquisition.

While separate from the ACL for loans and recorded in other liabilities on the consolidated balance sheets, the ACL for off balance sheet credit exposures also experienced an increase between December 31, 2021 and September 30, 2022. The CB acquisition resulted in a $500,000 increase to the ACL for off balance sheet credit exposures during the first quarter, with the corresponding offset recorded to goodwill (as opposed to provision for credit loss expense). Provision for credit loss expense for off balance sheet credit exposures of $800,000 was also recorded for the nine month period ended September 30, 2022, driven largely by the addition of new lines of credit, and thus increased availability, largely within the C&D portfolio. The ACL for off balance sheet credit exposures ended at $4.8 million as of September 30, 2022 compared to $3.5 million as of December 31, 2021.

Bancorp’s loan portfolio is well-diversified with no significant concentrations of credit. Geographically, most loans are extended to borrowers in Louisville, central, eastern and northern Kentucky, as well as the Indianapolis, Indiana and Cincinnati, Ohio metropolitan markets. The adequacy of the ACL is monitored on an ongoing basis and it is the opinion of management that the balance of the ACL at September 30, 2022 is adequate to absorb probable losses inherent in the loan portfolio as of the financial statement date.

Non-interest Income

	Three months ended September 30,				Nine months ended September 30,
(dollars in thousands)	2022	2021	$ Variance	% Variance	2022	2021	$ Variance	% Variance

Wealth management and trust services	$9,152	$7,128	$2,024	28%	$26,890	$20,234	$6,656	33%
Deposit service charges	2,179	1,768	411	23	6,103	3,945	2,158	55
Debit and credit card income	4,710	3,887	823	21	13,577	9,444	4,133	44
Treasury management fees	2,221	1,771	450	25	6,312	5,041	1,271	25
Mortgage banking income	703	915	(212)	(23)	3,001	3,662	(661)	(18)
Net investment product sales commissions and fees	892	780	112	14	2,230	1,789	441	25
Bank owned life insurance	516	275	241	88	1,052	642	410	64
Gain on sale of premises	3,074	-	3,074	100	3,074	-	3,074	100
Other	1,417	1,090	327	30	3,768	2,489	1,279	51
Total non-interest income	$24,864	$17,614	$7,250	41%	$66,007	$47,246	$18,761	40%

Total non-interest income increased $7.3 million, or 41%, and $18.8 million, or 40%, for the three and nine month periods ended September 30, 2022 compared to the same periods of 2021, respectively. Non-interest income comprised 28.5% and 28.2% of total revenues, defined as net interest income and non-interest income, for the three and nine month periods September 30, 2022 compared to 27.9% and 27.4% for the same periods of 2021. WM&T services comprised 36.8% and 40.7% of total non-interest income for the three and nine month periods ended September 30, 2022 compared to 40.5% and 42.8% for the same periods of 2021. Acquisition-related activity has driven a significant portion of the non-interest income increase for the three and nine month periods ended September 30, 2022 compared to the same periods of the prior year.

WM&T Services:

The magnitude of WM&T revenue distinguishes Bancorp from other community banks of similar asset size. WM&T revenue increased $2.0 million, or 28%, and $6.7 million, or 33%, for the three and nine month periods ended September 30, 2022, as compared with the same periods of 2021. Significant growth in AUM drove the increases for both periods, consistent with both acquisition-related activity and organic new business development. However, significant declines in both fixed income and equity markets have weighed heavily on WM&T revenue in 2022, particularly for the three months ended September 30, 2022.

Recurring fees earned for managing accounts are based on a percentage of market value of AUM and are typically assessed on a monthly basis. Recurring fees, which generally comprise the vast majority of WM&T revenue, increased $2.0 million, or 31%, and $6.7 million, or 35%, for the three and nine month periods ended September 30, 2022, as compared with the same periods of 2021. The increase was driven by both acquisition-related activity and organic business development.

A portion of WM&T revenue, most notably executor and certain employee benefit plan-related fees, are non-recurring in nature and the timing of these revenues corresponds with the related administrative activities. For this reason, such fees are subject to greater period over period fluctuation. Total non-recurring fees decreased $138,000 and $203,000 for the three and nine month periods ended September 30, 2022, as compared with the same periods of 2021, which was driven mainly by lower estate fee income earned.

AUM, stated at market value, totaled $6.30 billion at September 30, 2022 compared with $4.51 billion at September 30, 2021 and $4.80 billion at December 31, 2021. The large increase in AUM between September 30, 2021 and September 30, 2022 is attributed mainly to AUM of $2.65 billion added through the CB acquisition, as well as organic net new business growth over the past twelve months.

Contracts between WM&T and their customers do not permit performance-based fees and accordingly, none of the WM&T revenue is performance based. Management believes the WM&T department will continue to factor significantly in Bancorp’s financial results and provide strategic diversity to revenue streams.

Detail of WM&T Service Income by Account Type:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021

Investment advisory	$3,585	$3,148	$10,157	$8,823
Personal trust	3,025	1,855	9,898	5,481
Personal investment retirement	1,677	1,330	4,551	3,823
Company retirement	425	503	1,192	1,302
Foundation and endowment	284	208	774	581
Custody and safekeeping	107	40	207	112
Insurance services	15	25	55	69
Other	34	19	56	43

Total WM&T services income	$9,152	$7,128	$26,890	$20,234

The preceding table demonstrates that WM&T fee revenue is concentrated within investment advisory and personal trust accounts. WM&T fees are predominantly based on AUM and tailored for individual/company accounts and/or relationships with fee structures customized based on account type and other factors with larger relationships paying a lower percentage of AUM in fees. For example, recurring AUM fee structures are in place for investment management, irrevocable trusts, revocable trusts, personal investment retirement accounts and accounts holding only fixed income securities. Company retirement plan services can consist of a one-time conversion fee with recurring AUM fees to follow. While there are also fee structures for estate settlements, income received is often non-recurring in nature. Fee structures are agreed upon at the time of account opening and any subsequent revisions are communicated in writing to the customer. Fees earned are not performance-based nor are they based on investment strategy or transactions. Bancorp also earns management fees on in-house investment funds acquired from CB.

Assets Under Management by Account Type:

AUM (not included on balance sheet) increased from $4.80 billion at December 31, 2021 to $6.30 billion at September 30, 2022 as follows:

	September 30, 2022			December 31, 2021
(in thousands)	Managed	Non-managed (1)	Total	Managed	Non-managed (1)	Total
Investment advisory	$2,097,746	$59,536	$2,157,282	$1,919,593	$34,879	$1,954,472
Personal trust	1,675,389	461,899	2,137,288	939,703	150,221	1,089,924
Personal investment retirement	715,799	25,581	741,380	620,312	3,478	623,790
Company retirement	48,844	549,658	598,502	35,234	599,129	634,363
Foundation and endowment	406,637	7,476	414,113	368,572	1,532	370,104

Subtotal	$4,944,415	$1,104,150	$6,048,565	$3,883,414	$789,239	$4,672,653
Custody and safekeeping	—	244,923	244,923	—	128,178	128,178

Total	$4,944,415	$1,349,073	$6,293,488	$3,883,414	$917,417	$4,800,831

(1) Non-managed assets represent those for which the WM&T department does not hold investment discretion.

As of September 30, 2022 and December 31, 2021, approximately 79% and 81%, respectively, of AUM were actively managed. Company retirement plan accounts consist primarily of participant-directed assets. The amount of custody and safekeeping accounts are insignificant.

Managed Trust Assets under Management by Class of Investment:

(in thousands)	September 30, 2022	December 31, 2021

Interest bearing deposits	$166,039	$173,603
Treasury and government agency obligations	112,838	39,736
State, county and municipal obligations	192,378	110,795
Money market mutual funds	100,558	7,299
Equity mutual funds	1,068,664	944,500
Other mutual funds - fixed, balanced and municipal	617,302	612,913
Common trust funds and collective investment funds	119,939	-
Other notes and bonds	204,046	171,087
Common and preferred stocks	2,012,449	1,681,006
Real estate mortgages	778	-
Real estate	62,411	58,344
Other miscellaneous assets (1)	287,013	84,131

Total managed assets	$4,944,415	$3,883,414

(1)	Includes client directed instruments including rights, warrants, annuities, insurance policies, unit investment trusts, and oil and gas rights.

Managed assets are invested in instruments for which market values can be readily determined, the majority of which are sensitive to market fluctuations and consist of approximately 62% in equities and 38% in fixed income securities as of September 30, 2022 compared to 68% and 32% as of December 31, 2021. This composition has remained relatively consistent from period to period.

Additional Sources of Non-interest income:

Deposit service charges, which consist of non-sufficient funds charges and to a lesser extent, other activity based charges, increased $411,000, or 23%, and $2.2 million, or 55%, for the three and nine month periods ended September 30, 2022, as compared with the same periods of 2021, mainly as a result of the contribution associated with acquisition-related activity over the past twelve months. Outside of acquisition-related growth, an industry-wide decline in the volume of fees earned on overdrawn checking accounts has been experienced over the past several years. This trend has been driven by lower check presentment volume, which has in turn led to fewer overdrawn accounts in general. Further, Bancorp anticipates that future growth of this revenue stream could be significantly impacted by changing industry practices. Bancorp could be faced with strategic decisions surrounding deposit-related service charges in the future, which could negatively impact the contributions made by this, or similar, revenue streams.

Debit and credit card income consists of interchange revenue, ancillary fees and incentives received from card processors. Debit and credit card revenue increased $823,000, or 21%, and $4.1 million, or 44%, for the three and nine month periods ended September 30, 2022, as compared with the same periods of 2021, as a result of increased transaction volume and continued expansion of the customer bases, both organically and through acquisition-related activity. Total debit card income increased $503,000, or 18%, and $2.9 million, or 43%, and total credit card income increased $320,000, or 28%, and $1.3 million, or 45%, for the three and nine month periods ended September 30, 2022, compared the same periods of the prior year. Bancorp expects this revenue stream will continue to grow with the expansion of the customer base.

Treasury management fees primarily consist of fees earned for cash management services provided to commercial customers. This category continues to stand out as a consistent, growing source of revenue for Bancorp and increased $450,000, or 25%, and $1.3 million, or 25%, for the three and nine month periods ended September 30, 2022, as compared with the same periods of 2021, driven by increased transaction volume, new product sales and customer base expansion. Both organic and acquisition-related sales efforts have led to the expansion of online services, reporting, ACH origination, remote deposit and fraud mitigation services over the past twelve months. Bancorp anticipates this income category will continue to increase based on continued customer base growth and the expanding suite of services offered within Bancorp’s treasury management platform.

Mortgage banking income primarily includes gains on sales of mortgage loans and net loan servicing income offset by MSR amortization. Bancorp’s mortgage banking department predominantly originates residential mortgage loans to be sold in the secondary market, primarily to FNMA and FHLMC. Bancorp offers conventional, VA, FHA and GNMA financing for purchases and refinances, as well as programs for first-time homebuyers. Interest rates on mortgage loans directly influence the volume of business transacted by the mortgage-banking department. Mortgage banking revenue decreased $212,000, or 23%, and $661,000, or 18%, for the three and nine month periods ended September 30, 2022, as compared with the same periods of 2021. Overall volume has declined in 2022 compared to the prior year as a result of rising interest rates and low housing inventory. While this has in turn led to the three and nine month period declines noted above, mortgage banking income has benefitted from the addition of the mortgage loan servicing portfolio added through the CB acquisition, which serviced approximately $1.48 billion in mortgage loans at the time it was acquired.

Net investment product sales commissions and fees are generated primarily on stock, bond and mutual fund sales, as well as wrap fees earned on brokerage accounts. Wrap fees represent charges for investment programs that bundle together a suite of services, such as brokerage, advisory, research and management and are based on a percentage of account assets. Bancorp deploys its financial advisors primarily through its branch network via an arrangement with a third party broker-dealer, while larger managed accounts are serviced by Bancorp’s WM&T Department. Net investment product sales commissions and fees increased $112,000, or 14%, and $441,000, or 25%, for the three and nine month periods ended September 30, 2022, as compared with the same periods of 2021, driven by acquisition-related growth, which included the addition of three financial advisors, and increased trading activity associated with general market volatility.

BOLI assets represent the cash surrender value of life insurance policies on certain active and non-active employees who have provided consent for Bancorp to be the beneficiary for a portion of such policies. The related change in cash surrender value and any death benefits received under the policies are recorded as non-interest income. This income serves to offset the cost of various employee benefits. During the third quarter of 2022, Bancorp purchased an additional $30 million of BOLI assets in an effort to diversify investment of excess liquidity, bringing total BOLI assets to $84 million as of September 30, 2022. BOLI income increased $241,000, or 88%, and $410,000, or 64%, for the three and nine month periods ending September 30, 2022 compared to the same periods of the prior year, which was attributed mainly to the additional investment noted above and contributions from the BOLI portfolio added as a result of the KB acquisition in May of 2021.

During the third quarter of 2022, Bancorp completed the sale of certain acquired properties that overlapped with existing locations, recording a gain of $3.1 million as a result. No such activity was recorded in 2021.

Other non-interest income increased $327,000, or 30%, and $1.3 million, or 51%, for the three and nine month periods ended September 30, 2022 compared with the same periods of 2021. The increases were driven largely by the contribution from LFA, a financial advising firm added through the CB acquisition, the insurance captive acquired through the KB acquisition in May of 2021 and an increase in other miscellaneous fee income.

Non-interest Expenses

	Three months ended September 30,				Nine months ended September 30,
(dollars in thousands)	2022	2021	$ Variance	% Variance	2022	2021	$ Variance	% Variance

Compensation	$23,069	$17,381	$5,688	33%	$63,242	$45,888	$17,354	38%
Employee benefits	4,179	3,662	517	14	13,147	10,290	2,857	28
Net occupancy and equipment	3,767	2,732	1,035	38	10,455	7,021	3,434	49
Technology and communication	3,747	3,173	574	18	11,150	8,189	2,961	36
Debit and credit card processing	1,437	1,479	(42)	(3)	4,439	3,160	1,279	40
Marketing and business development	1,244	1,011	233	23	3,461	2,357	1,104	47
Postage, printing and supplies	903	630	273	43	2,461	1,499	962	64
Legal and professional	774	700	74	11	2,451	1,828	623	34
FDIC insurance	847	387	460	119	2,028	1,141	887	78
Amortization of investments in tax credit partnerships	88	53	35	66	265	315	(50)	(16)
Capital and deposit based taxes	722	556	166	30	1,822	1,541	281	18
Merger expenses	-	525	(525)	(100)	19,500	19,025	475	2
FHLB early termination penalty	-	-	-	0	-	474	(474)	(100)
Intangible amortization	1,610	290	1,320	455	3,934	494	3,440	696
Other	2,486	1,979	507	26	7,490	4,486	3,004	67
Total non-interest expenses	$44,873	$34,558	$10,315	30%	$145,845	$107,708	$38,137	35%

Total non-interest expenses increased $10.3 million, or 30%, and $38.1 million, or 35%, for the three and nine month periods ended September 30, 2022 compared to the same periods of 2021, the variances stemming largely from the CB and KB acquisitions. Compensation and employee benefits comprised 60.7% and 52.4% of Bancorp’s total non-interest expenses for the three and nine month periods ended September 30, 2022, compared to 60.9% and 52.2% for the same periods of 2021. Excluding merger expenses, compensation and employee benefits comprised 60.7% and 60.5% for the three and nine month periods ended September 30, 2022, compared to 61.8% and 63.3% for the same periods of 2021.

Compensation, which includes salaries, incentives, bonuses and stock based compensation, increased $5.7 million, or 33%, and $17.4 million, or 38%, for the three and nine month periods ended September 30, 2022, as compared with the same periods of 2021. The increases were attributed largely to growth in full time equivalent employees, as well as annual merit-based salary increases. Net full time equivalent employees totaled 1,028 at September 30, 2022 compared to 820 at December 31, 2021 and 793 at September 30, 2021. The acquisitions of KB in May of 2021 and CB in the first quarter of 2022 resulted in the addition of 372 full time equivalent employees and the correlating increase in compensation expense.

Employee benefits consists of all personnel-related expense not included in compensation, with the most significant items being health insurance, payroll taxes and employee retirement plan contributions. Employee benefits increased $517,000, or 14%, and $2.9 million, or 28%, for the three and nine month periods ended September 30, 2022, as compared with the same periods of 2021, driven primarily by the overall increase in full time equivalent employees noted above.

Net occupancy and equipment expenses primarily include depreciation, rent, property taxes, utilities and maintenance. Costs of capital asset additions flow through the statement of income over the lives of the assets in the form of depreciation expense. Net occupancy expense increased $1.0 million, or 38%, and $3.4 million, or 49%, for the three and nine month periods ended September 30, 2022, as compared with the same periods of 2021, driven by the two acquisitions completed over the past twelve months. In connection with the CB acquisition, 15 branches were acquired, four of which were closed shortly after acquisition in addition to one existing SYB location, as a result of branch overlap. The KB acquisition in May of 2021 resulted in the addition of 19 branch locations in addition to operational buildings. At September 30, 2022, Bancorp’s branch network consists of 73 locations throughout Louisville, central, eastern and Northern Kentucky, as well as the MSAs of Indianapolis, Indiana and Cincinnati, Ohio.

Technology and communication expenses include computer software amortization, equipment depreciation and expenditures related to investments in technology needed to maintain and improve the quality of customer delivery channels, information security and internal resources. Technology expense increased $574,000, or 18%, and $3.0 million, or 36%, for the three and nine month periods ended September 30, 2022 compared to the same periods of 2021, consistent with acquisition-related activity, customer expansion and core system upgrades.

Bancorp outsources processing for debit and commercial credit card operations, which generate significant revenue for the Company. These expenses typically fluctuate consistent with transaction volumes. Debit and credit card processing expense decreased $42,000, or 3%, and increased $1.3 million, or 40%, for the three and nine month periods ending September 30, 2022 compared to the same periods of last year. The decrease for the three month period stems from expenses incurred in the prior year period associated with the timing of the KB core conversion. The increase for the nine month period correlates in part with the increase in transaction volume and customer base expansion resulting from both organic and acquisition-related growth that served to increase corresponding debit and credit card non-interest income.

Marketing and business development expenses include all costs associated with promoting Bancorp including community support, retaining customers and acquiring new business. Marketing and business development expenses increased $233,000, or 23%, and $1.1 million, or 47%, for the three and nine month periods ending September 30, 2022, as compared to the same periods of 2021. The increases correspond with strategic decisions to advertise and promote in Bancorp’s new markets, as well as the general expansion of Bancorp’s existing and prospective customer base and a post-pandemic return to in-person client meeting/entertainment.

Postage, printing and supplies expense increased $273,000, or 43%, and $962,000, or 64%, for the three and nine month periods ended September 30, 2022 compared to the same periods of 2021, consistent with increased customer communication and Bancorp’s expansion tied to acquisition-related activity over the past twelve months.

Legal and professional fees increased $74,000, or 11%, and $623,000, or 34%, for the three and nine month periods ended September 30, 2022 compared to the same periods of last year, attributed to various consulting engagements, collection-related expenses and litigation costs arising through the normal course of business. Legal and professional fees associated with merger-related activity are captured in merger expenses.

FDIC insurance increased $460,000, or 119%, and $887,000, or 78%, for the three and nine month periods ended September 30, 2022, as compared to the same periods of 2021, consistent with organic and acquisition-related balance sheet growth for which the insurance is assessed on, and to a lesser extent, an increased assessment rate.

Tax credit partnerships generate federal income tax credits, and for each of Bancorp’s investments in tax credit partnerships, the tax benefit, net of related expenses, results in a positive effect on net income. Amounts of credits and corresponding expenses can vary widely depending upon the timing and magnitude of the underlying investments. Amortization expense associated with these investments increased $35,000 and decreased $50,000 for the three and nine month periods ending September 30, 2022 compared to the same periods of last year.

Capital and deposit based taxes, which consist primarily of capital-based local income taxes and franchise taxes, increased $166,000, or 30%, and $281,000, or 18%, for the three and nine month periods ended September 30, 2022 compared to the same periods of 2021, attributed to both organic and acquisition-related growth.

Merger expenses represent non-recurring expenses associated with completion of the CB acquisition and consist primarily of investment banker fees, various compensation-related expenses, legal fees, early termination fees relating to various contracts and system conversion expenses. Merger expenses totaled $0 and $19.5 million for the three and nine month periods ended September 30, 2022, compared to $0 and $19.0 million for the same periods of 2021.

During the nine months ended September 30, 2021, an early termination fee of $474,000 was recorded in relation to the pre-payment of FHLB advances totaling $14 million prior to their respective contractual maturities. Bancorp chose to payoff these term advances during the second quarter of 2021 due to excess liquidity held on the balance sheet and the near-term outlook for low interest rates at the time of payoff. Bancorp currently has no FHLB advances outstanding.

Intangible amortization expense consists of amortization associated with the CDI of acquired deposit portfolios, as well as other intangibles related to customer lists of the WM&T and LFA business lines added through the CB acquisition. The intangibles are generally amortized on an accelerated basis over a period of approximately ten years. Intangible amortization for the three and nine month periods ended September 30, 2022 was $1.6 million and $3.9 million, respectively, compared to $290,000 and $494,000 for the same periods of the prior year, the significant increase stemming from the CB acquisition.

Other non-interest expenses increased $507,000 and $3.0 million for the three and nine month periods ended September 30, 2022, as compared to the same periods of 2021. The most notable drivers of the increases were expenses associated with the addition of the insurance captive as a result of the KB acquisition in May of 2021, increased card reward expense, higher fraud-related expenses and other ancillary expenses tied to Bancorp’s significant growth over the past twelve months.

Bancorp’s efficiency ratio (FTE) for the three month period ended September 30, 2022 was 51.30%, while the ratio for the corresponding nine month period was 62.11%, the latter reflecting one-time merger-related expenses attributed to the CB acquisition, which were all recorded in the first quarter of 2022. Bancorp’s efficiency ratio for the three and nine month periods ended September 30, 2021 was 54.63% and 62.47%. Bancorp also considers an adjusted efficiency ratio, which eliminates net gains (losses) on sales, calls, and impairment of investment securities, as well as net gains (losses) on sales of acquired premises and equipment, if applicable, and the fluctuation in non-interest expenses related to amortization of investments in tax credit partnerships and non-recurring merger expenses. Bancorp’s adjusted efficiency ratio was 53.06% and 54.41% for the three and nine month periods ended September 30, 2022 compared to 53.72% and 51.25% for three and nine months ended September 30, 2021. See the section titled “Non-GAAP Financial Measures” for reconcilement of non-GAAP to GAAP measures.

Income Tax Expense

A comparison of income tax expense and ETR follows:

	Three months ended September 30,				Nine months ended September 30,
(dollars in thousands)	2022	2021	$ Variance	% Variance	2022	2021	$ Variance	% Variance

Income before income tax expense	$37,564	$30,064	$7,500	25%	$81,400	$63,283	$18,117	29%
Income tax expense	9,024	6,902	2,122	31	18,016	13,227	4,789	36
Effective tax rate	24.0%	23.0%	100 bps	4	22.1%	20.9%	120 bps	6

Fluctuations in the ETR are primarily attributed to the following:

●

The stock based compensation component of the ETR fluctuates consistent with the level of SAR exercise activity. The ETR was reduced 1.3% for the nine month period ended September 30, 2022 compared to a reduction of 1.7% for the same period of 2021, as a result of increased levels of exercise activity.

●

Changes in the cash surrender value of life insurance policies can vary widely from period to period, driven largely by changes in the markets. The related impact is inversely correlated with the ETR generally, with cash surrender value declines typically serving to increase the ETR and vice versa. Changes in the cash surrender value of life insurance policies increased the ETR 0.6% for the nine months ended September 30, 2022, compared to a 0.7% decrease for the same period of the prior year.

●

Bancorp invests in certain partnerships that yield federal income tax credits. Taken as a whole, the tax benefit of these investments exceeds amortization expense, resulting in a positive impact on net income. The timing and magnitude of these transactions may vary widely from period to period. The ETR for the three months ended September 30, 2022 and 2021 was reduced by 0.5% and 1.1%, respectively. The ETR for the nine months ended September 30, 2022 and 2021 was reduced by 0.6% and 0.8%, respectively.

●

Tax-exempt interest income earned on loans and investment securities reduced the ETR 0.7% for the nine month period ended September 30, 2022 compared to a reduction of 0.3% for the same period of the prior year, the larger reduction in the current year being attributed to tax-exempt loans and securities added through acquisitions over the past twelve months.

●	Non-deductible merger expenses recorded during the nine month period ended September 30, 2022 served to increase the ETR 0.2%, compared to an increase of 0.5% for the same period of 2021.
●

As a result of the KB acquisition in May of 2021, Bancorp acquired an insurance captive. The Captive provides insurance against certain risks for which insurance may not currently be available or economically feasible to Bancorp and SYB, as well as a group of third-party insurance captives.  The tax advantages of the Captive, including the tax-deductible nature of premiums paid to the Captive as well as the tax-exemption for premiums received by the Captive, serve to reduce income tax expense. Related activity reduced the ETR 0.3% for the nine month period ended September 30, 2022, compared to reduction of 0.2% for the same period of 2021.

Financial Condition – September 30, 2022 Compared to December 31, 2021

Overview

Total assets increased $908 million, or 14%, to $7.55 billion at September 30, 2022 from $6.65 billion at December 31, 2021. Total assets of $1.34 billion were added on March 7, 2022 as a result of the CB acquisition, including loans of $632 million (net of purchase accounting adjustments) and total investment securities of $247 million. In addition, goodwill of $67 million was recorded in relation to the transaction. Total loans (excluding loans added through the CB acquisition and the PPP portfolio) grew $395 million, or 10%, between December 31, 2021 and September 30, 2022.

Total liabilities increased $853 million, or 14%, to $6.82 billion at September 30, 2022 from $5.97 billion at December 31, 2021. Total liabilities of $1.24 billion were assumed on March 7, 2022 as a result of the CB acquisition, including total deposits of $1.12 billion. Further, SSUAR totaling $66 million and subordinated debentures of $26 million were also assumed as a result of the CB acquisition.

Stockholders’ equity increased $52 million, or 8%, to $728 million at September 30, 2022 from $676 million at December 31, 2021. Stock issued in relation to the CB acquisition, which totaled $134 million, and net income of $63.2 million were offset by a $120 million negative fluctuation in AOCI and dividends declared during the first nine months of 2022. The large decline in AOCI from December 31, 2021 to September 30, 2022 was the result of the rising interest rate environment and its corresponding impact on the valuation of the AFS debt securities portfolio.

Cash and Cash Equivalents

Cash and cash equivalents declined $631 million, or 66%, ending at $330 million at September 30, 2022 compared to $961 million at December 31, 2021. The decline stemmed mainly from loan growth, investment in the securities portfolio and seasonal deposit run-off. The average balance of cash and cash equivalents increased $233 million over the past twelve months, as Bancorp has maintained elevated levels of liquidity stemming from the PPP and deposit growth associated with both acquisition-related activity and the customer base maintaining higher deposit balances in general for several quarters. However, excluding acquisition-related activity, period-end deposit balances have declined in 2022, driven largely by seasonal fluctuation in public funds and time deposit attrition.

Investment Securities

Investment securities increased $447 million, or 38%, to $1.63 billion at September 30, 2022 compared to $1.18 billion at December 31, 2021. In addition to $247 million of securities being added as a result of the CB acquisition, Bancorp continued to actively invest in the securities portfolio in an effort to deploy excess liquidity by purchasing $640 million of debt securities during the nine months ended September 30, 2022. Partially offsetting growth associated with purchasing and acquisition-related activity was scheduled maturity/amortization and prepayment activity, as well as market depreciation of approximately $158 million stemming from an upward move in the interest rate environment experienced during the first three quarters of 2022.

A portion of the securities added during the first quarter of 2022, through both acquisition and normal investment activity, were classified as HTM. As of September 30, 2022, Bancorp’s investment security portfolio consisted of AFS and HTM securities as detailed below:

	AFS	HTM	Total
(in thousands) September 30, 2022	Fair Value	Carrying Value	Investment Securities

U.S. Treasury and other U.S. Government obligations	$114,426	$217,684	$332,110
Government sponsored enterprise obligations	151,299	27,666	178,965
Mortgage backed securities - government agencies	750,589	232,775	983,364
Obligations of states and political subdivisions	127,215	-	127,215
Other	5,644	-	5,644
Total investment securities	$1,149,173	$478,125	$1,627,298

Premises and Equipment

Premises and equipment are presented on the consolidated balance sheets net of related depreciation on the respective assets, as well as fair value adjustments associated with purchase accounting. Premises and equipment increased $22 million, or 28%, between December 31, 2021 and September 30, 2022, driven by the CB acquisition. As a result of the acquisition, 15 branches were acquired, four of which were closed shortly acquisition as a result of overlapping with existing locations of the Bank. Bancorp’s branch network currently consists of 73 locations throughout Louisville, central, eastern and northern, Kentucky, as well as the Indianapolis, Indiana and Cincinnati, Ohio MSAs.

Premises held for sale totaling $10 million are also recorded on Bancorp’s consolidated balance sheets as of September 30, 2022, which consist of five properties, three of which were added through recent acquisitions and two legacy operational buildings. Bancorp expects the sale of these properties to be completed during the fourth quarter of 2022 or the first part of 2023.

Goodwill

At September 30 2022, Bancorp had $203 million in goodwill recorded on its balance sheet, including $67 million recorded with the March 7, 2022 acquisition of CB. As permitted under GAAP, management has up to 12 months following the date of acquisition to finalize the fair values of the acquired assets and assumed liabilities related to the CB acquisition. During this measurement period, Bancorp may record subsequent adjustments to goodwill for provisional amounts recorded at the acquisition date.

Events that may trigger goodwill impairment include deterioration in economic conditions, a decline in market-dependent multiples or metrics (i.e. stock price falling below tangible book value), negative trends in overall financial performance and regulatory action. At September 30, 2022, Bancorp elected to perform a qualitative assessment to determine if it was more-likely-than-not that the fair value of the reporting units exceeded their carrying value, including goodwill. The qualitative assessment indicated that it was not more-likely-than-not that the carrying value of the reporting units exceeded their fair value.

Core Deposit and Customer List Intangibles

CDIs and CLIs arising from business acquisitions are initially measured at fair value and are then amortized on an accelerated method based on their useful lives. As a result of the 2022 CB acquisition, a CDI asset of $13 million was recorded. As a result of the 2021 KB acquisition, a CDI asset of $4 million was recorded. As of September 30, 2022 and December 31, 2021, Bancorp’s CDI assets were $16 million and $6 million, respectively.

CLI assets totaling $14 million were also recorded in association with the CB acquisition. Of this total, $12 million was attributed to CB’s WM&T segment and $2 million attributed to LFA. No similar assets were recorded in relation to the KB acquisition. As of September 30, 2022, Bancorp’s CLI assets totaled $13 million.

Other Assets and Other Liabilities

Other assets increased $50 million, or 58%, to $136 million at September 30, 2022. Other liabilities increased $66 million, or 68%, to $163 million at September 30, 2022.

The increase in other assets stems largely from a $31 million increase in DTAs driven by the significant market depreciation experienced within the AFS debt securities portfolio for the nine months ended September 30, 2022 associated with rising interest rates. The rising interest rate environment also drove an $8 million increase in Bancorp’s interest rate swap assets. Further, $13 million in MSR assets were added during the first quarter in relation to the CB acquisition.

As of September 30, 2022, Bancorp did not incur any impairment with respect to its intangible assets or other long-lived assets.

Loans

Composition of loans, net of deferred fees and costs, by primary loan portfolio class follows:

(dollars in thousands)	September 30, 2022	December 31, 2021	$ Variance	% Variance

Commercial real estate - non-owner occupied	$1,415,180	$1,128,244	$286,936	25%
Commercial real estate - owner occupied	819,727	678,405	141,322	21%
Total commercial real estate	2,234,907	1,806,649	428,258	24%

Commercial and industrial - term	751,193	596,710	154,483	26%
Commercial and industrial - term - PPP	19,469	140,734	(121,265)	-86%
Commercial and industrial - lines of credit	419,048	370,312	48,736	13%
Total commercial and industrial	1,189,710	1,107,756	81,954	7%

Residential real estate - owner occupied	557,638	400,695	156,943	39%
Residential real estate - non-owner occupied	302,936	281,018	21,918	8%
Total residential real estate	860,574	681,713	178,861	26%

Construction and land development	414,632	299,206	115,426	39%
Home equity lines of credit	199,485	138,976	60,509	44%
Consumer	138,843	104,294	34,549	33%
Leases	13,959	13,622	337	2%
Credits cards	20,767	17,087	3,680	22%
Total loans (1)	$5,072,877	$4,169,303	$903,574	22%

(1) Total loans are presented inclusive of premiums, discounts, and net loan origination fees and costs.

Total loans increased $904 million, or 22%, from December 31, 2021 to September 30, 2022, driven by the addition of $630 million in loans related to acquisition-related expansion and strong organic loan growth, which more than offset a $121 million decline in the PPP loan portfolio.

Excluding the loans acquired through the CB acquisition and the PPP portfolio, loan growth of $395 million, or 10%, was experienced between December 31, 2021 and September 30, 2022, driven by solid organic growth across virtually every loan portfolio segment.

After hitting a pandemic-era low of 36.5% at March 31, 2021, total line of credit utilization has improved significantly, reaching 39.6% at September 30, 2022, led by C&I utilization, which strengthened from 23.9% to 29.5% over the same period, respectively. However, line of credit usage has remained below pre-pandemic levels, with customers continuing to maintain elevated levels of liquidity amidst current economic uncertainty. Further, the addition of new lines, particularly within the C&D and C&I portfolio segments, has increased availability through the first nine months of 2022, but utilization of the new lines has been relatively slow.

PPP loans of $19 million were outstanding at September 30, 2022. Bancorp has $380,000 in net unrecognized fees related to the PPP as of September 30, 2022, which will be recognized immediately once the loans are paid off or forgiven by the SBA. The timing of forgiveness activity and the related fee recognition has become less significant, as the balance of the overall portfolio has shrunk.

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

Bancorp occasionally enters into loan participation agreements with other banks to diversify credit risk. For certain participation loans sold, Bancorp has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their ownership share of the loan without permission from Bancorp. GAAP requires the participated portion of these loans to be recorded as secured borrowings. These participated loans are included in the C&I and CRE loan portfolio segments with a corresponding liability recorded in other liabilities. At both September 30, 2022 and December 31, 2021, the total participated portion of loans of this nature totaled $5 million.

The following table presents the maturity distribution and rate sensitivity of the total loan portfolio as of September 30, 2022:

	Maturity
September 30, 2022 (in thousands)	Within one year	After one but within five years	After five but within fifteen years	Ater fifteen years	Total	% of Total
Fixed rate	$153,563	$1,452,152	$1,135,996	$767,099	$3,508,810	69%
Variable rate	540,558	552,963	421,562	48,984	1,564,067	31%
Total loans	$694,121	$2,005,115	$1,557,558	$816,083	$5,072,877	100%

In the event where Bancorp structures a loan with a maturity exceeding five years (typically CRE loans), an automatic rate adjustment will typically be set in place at five years from origination date to limit interest rate sensitivity.

Non-performing Loans and Assets

Information summarizing non-performing loans and assets follows:

(dollars in thousands)	September 30, 2022	December 31, 2021

Non-accrual loans	$10,580	$6,712
Troubled debt restructurings	-	12
Loans past due 90 days or more and still accruing	32	684
Total non-performing loans	10,612	7,408

Other real estate owned	996	7,212
Total non-performing assets	$11,608	$14,620

Non-performing loans to total loans	0.21%	0.18%
Non-performing assets to total assets	0.15%	0.22%
ACL for loans to total non-performing loans	660%	728%

Non-performing assets as of September 30, 2022 consisted of 158 loans, ranging in individual amounts up to $1.5 million, and OREO. At September 30, 2022, OREO included two CRE properties, one C&D property and one residential real estate property.

The following table presents the recorded investment in non-accrual loans by portfolio:

(in thousands)	September 30, 2022	December 31, 2021
Commercial real estate - non-owner occupied	$620	$720
Commercial real estate - owner occupied	3,227	1,748
Total commercial real estate	3,847	2,468

Commercial and industrial - term	1,474	670
Commercial and industrial - PPP	42	—
Commercial and industrial - lines of credit	1,620	228
Total commercial and industrial	3,136	898

Residential real estate - owner occupied	2,468	1,997
Residential real estate - non-owner occupied	227	293
Total residential real estate	2,695	2,290

Construction and land development	—	—
Home equity lines of credit	524	646
Consumer	366	410
Leases	—	—
Credit cards	12	—
Total non-accrual loans	$10,580	$6,712

As of September 30, 2022, non-accrual loans totaled $11 million. The increase in total non-accrual loans between December 31, 2021 and September 30, 2022 stemmed mainly from non-accrual loans added through the CB acquisition.

Delinquent Loans

Delinquent loans (consisting of all loans 30 days or more past due) totaled $13 million and $11 million at September 30, 2022 and December 31, 2021. The increase between December 31, 2021 and September 30, 2022 was driven mainly by two large C&I relationships that became delinquent. Delinquent loans to total loans were 0.26% at both September 30, 2022 and December 31, 2021, respectively.

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

The following table reflects activity in the ACL on loans for the three and nine months ended September 30, 2022:

(in thousands) Three Months Ended September 30, 2022	Beginning Balance	Initial Allowance on PCD Loans	Provision for Credit Losses on Loans	Charge-offs	Recoveries	Ending Balance

Commercial real estate - non-owner occupied	$20,723	$-	$502	$(37)	$-	$21,188
Commercial real estate - owner occupied	9,842	-	(227)	-	153	9,768
Total commercial real estate	30,565	-	275	(37)	153	30,956

Commercial and industrial - term	12,342	-	2,055	(466)	232	14,163
Commercial and industrial - lines of credit	5,000	-	203	(99)	-	5,104
Total commercial and industrial	17,342	-	2,258	(565)	232	19,267

Residential real estate - owner occupied	5,988	-	423	(17)	2	6,396
Residential real estate - non-owner occupied	3,190	-	146	-	9	3,345
Total residential real estate	9,178	-	569	(17)	11	9,741

Construction and land development	6,214	-	731	-	-	6,945
Home equity lines of credit	1,521	-	105	-	-	1,626
Consumer	1,113	-	162	(307)	148	1,116
Leases	221	-	(10)	-	-	211
Credit cards	208	-	13	-	-	221
Total	$66,362	$-	$4,103	$(926)	$544	$70,083

(in thousands) Nine Months Ended September 30, 2022	Beginning Balance	Initial Allowance on PCD Loans	Provision for Credit Losses on Loans	Charge-offs	Recoveries	Ending Balance

Commercial real estate - non-owner occupied	$15,960	$3,508	$1,744	$(37)	$13	$21,188
Commercial real estate - owner occupied	9,595	2,121	(2,103)	(41)	196	9,768
Total commercial real estate	25,555	5,629	(359)	(78)	209	30,956

Commercial and industrial - term (1)	8,577	1,358	3,796	(594)	1,026	14,163
Commercial and industrial - lines of credit	4,802	1,874	(1,437)	(135)	-	5,104
Total commercial and industrial	13,379	3,232	2,359	(729)	1,026	19,267

Residential real estate - owner occupied	4,316	590	1,458	(30)	62	6,396
Residential real estate - non-owner occupied	3,677	-	(349)	-	17	3,345
Total residential real estate	7,993	590	1,109	(30)	79	9,741

Construction and land development	4,789	419	1,809	(72)	-	6,945
Home equity lines of credit	1,044	2	580	-	-	1,626
Consumer	772	78	565	(796)	497	1,116
Leases	204	-	7	-	-	211
Credit cards	162	-	12	-	47	221
Total	$53,898	$9,950	$6,082	$(1,705)	$1,858	$70,083

Bancorp’s ACL for loans was $70 million as of September 30, 2022 compared to $54 million as of December 31, 2021. The change in the ACL for loans was driven by a number of competing factors, which resulted in the $16 million, or 30%, increase experienced for the first nine months of 2022. Acquisition-related activity was responsible for a total increase to the ACL for loans of $14 million in 2022, comprised of a $10 million day one adjustment for specific reserves placed on acquired PCD loans (offset to goodwill) and $4.4 million of provision for credit loss expense on loans related to the remaining acquired non-PCD loan portfolio.

Provision for credit loss expense on loans (excluding acquisition-related activity) of $2 million was recorded for the first nine months of 2022, further increasing the ACL for loans. Increased expense within the CECL model was driven primarily by significant organic loan growth and increase of the projected unemployment rate forecast, which is the primary loss driver with Bancorp’s CECL model, which has been driven by inflation and recession-based concerns. Partially offsetting the increased expense noted above was the release of approximately $3.0 million in specific reserves within the ACL for individual loans related to recently acquired individual loans that ultimately paid off during the second quarter with no loss or charge-off realized by Bancorp.

In addition, net recovery activity of $153,000 was recorded for the nine months ended September 30, 2022, as charge off and recovery activity for the year has been largely offsetting, serving to increase the ACL for loans.

The ACL for loans calculation and resulting credit loss expense is significantly impacted by changes in forecasted economic conditions. Should the forecast for economic conditions change, Bancorp could experience further adjustments in its required ACL for loans credit loss expense.

The following table sets forth the ACL by category of loan:

	September 30, 2022			December 31, 2021
(dollars in thousands)	Allocated Allowance	% of Total ACL on loans	ACL to Total Loans (1)	Allocated Allowance	% of Total ACL on loans	ACL to Total Loans (1)

Commercial real estate - non-owner occupied	$21,188	30%	1.50%	$15,960	30%	1.41%
Commercial real estate - owner occupied	9,768	14%	1.19%	9,595	18%	1.41%
Total commercial real estate	30,956	44%	1.39%	25,555	48%	1.41%

Commercial and industrial - term (1)	14,163	20%	1.89%	8,577	16%	1.44%
Commercial and industrial - lines of credit	5,104	8%	1.22%	4,802	9%	1.30%
Total commercial and industrial	19,267	28%	1.65%	13,379	25%	1.38%

Residential real estate - owner occupied	6,396	9%	1.15%	4,316	8%	1.08%
Residential real estate - non-owner occupied	3,345	5%	1.10%	3,677	7%	1.31%
Total residential real estate	9,741	14%	1.13%	7,993	15%	1.17%

Construction and land development	6,945	10%	1.67%	4,789	9%	1.60%
Home equity lines of credit	1,626	2%	0.82%	1,044	2%	0.75%
Consumer	1,116	2%	0.80%	772	1%	0.74%
Leases	211	0%	1.51%	204	0%	1.50%
Credit cards	221	0%	1.06%	162	0%	0.95%
Total	$70,083	100%	1.39%	$53,898	100%	1.34%

(1) Excludes the PPP loan portfolio, which was not reserved for based on the underlying 100% SBA guarantee.

The table below details net charge-offs to average loans outstanding by category of loan for the three and nine month periods ended September 30, 2022 and 2021, respectively.

	2022			2021
Three months ended September 30, (dollars in thousands)	Net (charge offs)/ recoveries	Average Loans	Net (charge offs)/ recoveries to average loans	Net (charge offs)/ recoveries	Average Loans	Net (charge offs)/ recoveries to average loans

Commercial real estate - non-owner occupied	$(37)	$1,398,849	0.00%	$6	$1,149,807	0.00%
Commercial real estate - owner occupied	153	799,410	0.02%	(1,361)	624,709	-0.22%
Total commercial real estate	116	2,198,259	0.01%	(1,355)	1,774,516	-0.08%

Commercial and industrial - term	(234)	710,563	-0.03%	(235)	580,757	-0.04%
Commercial and industrial - term - PPP	-	22,939	0.00%	-	281,420	0.00%
Commercial and industrial - lines of credit	(99)	418,839	-0.02%	-	326,637	0.00%
Total commercial and industrial	(333)	1,152,341	-0.03%	(235)	1,188,814	-0.02%

Residential real estate - owner occupied	(15)	542,734	0.00%	(313)	385,662	-0.08%
Residential real estate - non-owner occupied	9	296,822	0.00%	2	273,806	0.00%
Total residential real estate	(6)	839,556	0.00%	(311)	659,468	-0.05%

Construction and land development	-	391,342	0.00%	-	290,689	0.00%
Home equity lines of credit	-	194,762	0.00%	-	140,423	0.00%
Consumer	(159)	137,333	-0.12%	10	90,867	0.01%
Leases	-	14,210	0.00%	-	13,182	0.00%
Credit cards	-	21,095	0.00%	-	15,301	0.00%
Total	$(382)	$4,948,898	-0.01%	$(1,891)	$4,173,260	-0.05%

	2022			2021
Nine months ended September 30, (dollars in thousands)	Net (charge offs)/ recoveries	Average Loans	Net (charge offs)/ recoveries to average loans	Net (charge offs)/ recoveries	Average Loans	Net (charge offs)/ recoveries to average loans

Commercial real estate - non-owner occupied	$(24)	$1,330,254	0.00%	$(3,024)	$1,002,176	-0.30%
Commercial real estate - owner occupied	155	769,706	0.02%	(806)	571,133	-0.14%
Total commercial real estate	131	2,099,960	0.01%	(3,830)	1,573,309	-0.24%

Commercial and industrial - term	432	672,869	0.06%	(382)	506,519	-0.08%
Commercial and industrial - term - PPP	-	62,933	0.00%	-	473,185	0.00%
Commercial and industrial - lines of credit	(135)	405,468	-0.03%	-	270,251	0.00%
Total commercial and industrial	297	1,141,270	0.03%	(382)	1,249,955	-0.03%

Residential real estate - owner occupied	32	494,395	0.01%	(353)	318,246	-0.11%
Residential real estate - non-owner occupied	17	292,778	0.01%	4	206,293	0.00%
Total residential real estate	49	787,173	0.01%	(349)	524,539	-0.07%

Construction and land development	(72)	356,937	-0.02%	3	288,556	0.00%
Home equity lines of credit	-	178,564	0.00%	1	116,854	0.00%
Consumer	(299)	128,484	-0.23%	(84)	96,537	-0.09%
Leases	-	13,990	0.00%	-	13,805	0.00%
Credit cards	47	19,993	0.24%	-	13,084	0.00%
Total	$153	$4,726,371	0.00%	$(4,641)	$3,876,639	-0.12%

While separate from the ACL for loans and recorded in other liabilities on the consolidated balance sheets, the ACL for off balance sheet credit exposures also experienced an increase between December 31, 2021 and September 30, 2022. The CB acquisition resulted in a $500,000 increase to the ACL for off balance sheet credit exposures during the first quarter, with the corresponding offset recorded to goodwill (as opposed to provision for credit loss expense). Provision for credit loss expense of $800,000 was also recorded for the nine month period ended September 30, 2022, driven largely by the addition of new construction loans. ACL for off balance sheet credit exposures stood at $4.8 million as of September 30, 2022 compared to $3.5 million as of December 31, 2021.

Deposits

(dollars in thousands)	September 30, 2022	December 31, 2021	$ Variance	% Variance
Non-interest bearing demand deposits	$2,200,041	$1,755,754	$444,287	25%

Interest bearing deposits:
Interest bearing demand	2,106,267	2,131,928	(25,661)	-1%
Savings	555,928	415,258	140,670	34%
Money market	1,163,563	1,050,352	113,211	11%

Time deposits of $250 thousand or more	92,529	89,745	2,784	3%
Other time deposits	382,445	344,477	37,968	11%
Total time deposits	474,974	434,222	40,752	9%

Total interest bearing deposits	4,300,732	4,031,760	268,972	7%

Total deposits (1)	$6,500,773	$5,787,514	$713,259	12%

(1)    Includes $1 million and $5 million in brokered deposits as of September 30, 2022 and December 31, 2021, respectively.

Total deposits increased $713 million, or 12%, from December 31, 2021 to September 30, 2022. At acquisition date, deposits totaling $1.12 billion were assumed as a result of the CB acquisition. Excluding the deposits acquired through the CB acquisition, deposits decreased $407 million, or 7%, during the first nine months of 2022, attributed mainly to seasonal deposit run-off and time deposit attrition.

Securities Sold Under Agreements to Repurchase

SSUAR represent a funding source of Bancorp and are primarily used by commercial customers in conjunction with collateralized corporate cash management accounts. Such repurchase agreements are considered financing agreements and mature within one business day from the transaction date. At September 30, 2022 and December 31, 2021, all of these financing arrangements had overnight maturities and were secured by government sponsored enterprise obligations and government agency mortgage-backed securities that were owned and controlled by Bancorp.

Information regarding SSUAR follows:

(dollars in thousands)	September 30, 2022	December 31, 2021
Outstanding balance at end of period	$124,567	$75,466
Weighted average interest rate at end of period	0.64%	0.04%

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2022	2021	2022	2021

Average outstanding balance during the period	$139,749	$71,065	$123,845	$57,980
Average interest rate during the period	0.50%	0.03%	0.27%	0.04%
Maximum outstanding at any month end during the period	$139,825	$81,964	$149,179	$81,964

SSUARs are collateralized by securities and are treated as financings; accordingly, the securities involved with the agreements are recorded as assets and are held by a safekeeping agent and the obligations to repurchase the securities are reflected as liabilities. All securities underlying the agreements are under the Bank’s control.

SSUARs increased $49 million, or 65%, between December 31, 2021 and September 30, 2022, as SSUAR totaling $66 million were assumed as part of the CB acquisition. The remaining fluctuation in SSUAR is consistent with the decrease in deposit balances previously noted (excluding acquisition-related activity).

Subordinated debentures

As a result of the CB acquisition, Bancorp became the 100% successor owner of the following unconsolidated trust subsidiaries: Commonwealth Statutory Trust III, Commonwealth Statutory Trust IV and Commonwealth Statutory Trust V. The sole assets of the trust subsidiaries represent the proceeds of offerings loaned in exchange for subordinated debentures with similar terms to the TPS. The TPS are treated as part of Tier 1 Capital. The subordinated note and related interest expense are included in Bancorp’s consolidated financial statements. The subordinated notes are currently redeemable at Bancorp’s option on a quarterly basis. As of September 30, 2022, subordinated notes added through the CB acquisition totaled $26 million.

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

Bancorp’s most liquid assets are comprised of cash and due from banks, FFS and AFS debt securities. FFS and interest bearing deposits totaled $236 million and $899 million at September 30, 2022 and December 31, 2021, respectively. The decrease experienced for the first nine months of 2022 is attributed to significant investment in the securities portfolio, strong organic loan growth and a general decline in deposits. FFS normally have overnight maturities while interest-bearing deposits in banks are accessible on demand. These investments are used for general daily liquidity purposes.

The fair value of the AFS debt security portfolio was $1.15 billion and $1.18 billion at September 30, 2022 and December 31, 2021 respectively. The lack of growth in AFS debt security portfolio for the first nine months of 2022 is attributed to both classifying securities purchased and acquired during the first quarter as HTM for general capital purposes, as well as significant market depreciation experienced on the AFS portfolio since December 31, 2021 due to rising rates. The investment portfolio (HTM and AFS) includes scheduled maturities of $44 million and cash flows on amortizing debt securities of approximately $223 million (based on assumed prepayment speeds as of September 30, 2022) expected over the next twelve months. Combined with FFS and interest bearing deposits from banks, AFS debt securities offer substantial resources to meet either loan growth or reductions in Bancorp’s deposit funding base. Bancorp pledges portions of its investment securities portfolio to secure public funds, cash balances of certain WM&T accounts and SSUAR. At September 30, 2022, total investment securities pledged for these purposes comprised 60% of the debt securities portfolio, leaving approximately $656 million of unpledged debt securities.

Bancorp’s deposit base consists mainly of core deposits, defined as time deposits less than or equal to $250,000, demand, savings, and money market deposit accounts, and excludes public funds and brokered deposits. At September 30, 2022, such deposits totaled $5.88 billion and represented 90% of Bancorp’s total deposits, as compared with $5.05 billion, or 87% of total deposits at December 31, 2021. Because these core deposits are less volatile and are often tied to other products of Bancorp through long lasting relationships, they do not place undue pressure on liquidity. However, many of Bancorp’s individual depositors are currently maintaining generally high balances. These excess balances may be more sensitive to market rates, with potential decreases possibly straining Bancorp’s liquidity position.

As of September 30, 2022 and December 31, 2021, Bancorp held brokered deposits totaling $1 million and $5 million, respectively, all of which is attributed to deposits added through acquisition-related activity over the past twelve months.

Included in total deposit balances at September 30, 2022 are $530 million in public funds generally comprised of accounts with local government agencies and public school districts in the markets in which Bancorp operates. At December 31, 2021, public funds deposits totaled $645 million, the decrease experienced during the first nine months of 2022 is attributed to anticipated seasonal deposit run-off.

Bancorp is a member of the FHLB of Cincinnati. As a member of the FHLB, Bancorp has access to credit products of the FHLB. Bancorp views these borrowings as a potential low cost alternative to brokered deposits. At September 30, 2022 and December 31, 2021, available credit from the FHLB totaled $1.36 billion and $1.00 billion, respectively. Bancorp also had unsecured FFP lines with correspondent banks totaling $90 million and $80 million at September 30, 2022 and December 31, 2021, respectively. In addition, Bancorp had borrowing capacity of $20 million available through an unsecured borrowing line at the holding company as of September 30, 2022.

During the normal course of business, Bancorp enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through Bancorp’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of Bancorp’s liquidity.

Bancorp’s principal source of cash is dividends paid to it as the sole shareholder of the Bank. As discussed in the Footnote titled “Commitments and Contingent Liabilities,” as of January 1st of any year, the Bank may pay dividends in an amount equal to the Bank’s net income of the prior two years less any dividends paid for the same two years. At September 30, 2022, the Bank could pay an amount equal to $63 million in dividends to Bancorp without regulatory approval subject to ongoing capital requirements of the Bank.

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

Bancorp provides customers with off-balance sheet credit support through loan commitments and standby letters of credit. Unused loan commitments increased $457 million, or 27%, as of September 30, 2022 compared to December 31, 2021, the increase being driven by both the CB acquisition and the addition of new lines of credit. Total average line of credit utilization declined to 39.6% as of September 30, 2022 compared to 41.2% at December 31, 2021, however, both represent significant improvement from the pandemic-era low of 36.5% experienced at March 31, 2021. C&I line of credit utilization was 29.5% at September 30, 2022 compared to 31.8% at December 31, 2021 and 28.8% at September 30, 2021.

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

The ACL for off balance sheet credit exposures, which is separate from the ACL for loans and recorded in other liabilities on the consolidated balance sheets, stood at $4.8 million and $3.5 million as of September 30, 2022 and December 31, 2021, respectively. The CB acquisition resulted in a $500,000 increase to the ACL for off balance sheet credit exposures, with the corresponding offset recorded to goodwill (as opposed to provision expense). In addition, $800,000 of provision expense was recorded for the nine month period ended September 30, 2022, driven largely by the addition of new lines, and thus increased availability, mainly within the C&D portfolio.

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

Capital

At September 30, 2022, stockholders’ equity totaled $728 million, representing an increase of $52 million, or 8%, compared to December 31, 2021. The increase for the first nine months of 2022 was attributed mainly to stock issued in relation to the CB acquisition, which totaled $134 million. Further, net income of $63.2 million was offset by a $120 million negative change in AOCI and dividends declared during the first nine months of 2022. AOCI consists of net unrealized gains or losses on AFS debt securities and a minimum pension liability, each net of income taxes. The large decline in AOCI from December 31, 2021 to September 30, 2022 was the result of the rising interest rate environment and its corresponding impact on the valuation of the AFS debt securities portfolio. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. See the “Consolidated Statement of Changes in Stockholders’ Equity” for further detail of changes in equity.

As a result of the large interest-rate driven changes in AOCI noted above, as well as acquisition-related growth, Bancorp’s TCE ratio and tangible book value per share, both non-GAAP disclosures, experienced declines between December 31, 2021 and September 30, 2022. TCE was 6.78% at September 30, 2022 compared to 8.22% at December 31, 2021, while tangible book value per share was $16.94 at September 30, 2022 compared to $20.09 at December 31, 2021. See the section titled “Non-GAAP Financial Measures” for reconcilement of non-GAAP to GAAP measures.

In May 2021, Bancorp’s Board of Directors extended its share repurchase program authorizing the repurchase of up to 1 million shares, or approximately 4% of Bancorp’s total common shares outstanding at the time. The plan, which will expire in May 2023 unless otherwise extended or completed at an earlier date, does not obligate Bancorp to repurchase any specific dollar amount or number of shares prior to the plan’s expiration. Based on economic developments over the past year and the increased importance of capital preservation, no shares were repurchased in 2021, nor the first nine months of 2022. Approximately 741,000 shares remain eligible for repurchase under the current repurchase plan.

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

The following table sets forth consolidated Bancorp’s and the Bank’s risk based capital ratios:

	September 30, 2022	December 31, 2021

Total risk-based capital(1)
Consolidated	12.16%	12.79%
Bank	11.67	12.42

Common equity tier 1 risk-based capital(1)
Consolidated	10.69	11.94
Bank	10.64	11.56

Tier 1 risk-based capital(1)
Consolidated	11.13	11.94
Bank	10.64	11.56

Leverage(2)
Consolidated	8.85	8.86
Bank	8.45	8.57

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

Capital ratios as of September 30, 2022 decreased compared December 31, 2021 as a result of substantial average asset and risk-weighted asset growth, driven by both organic and acquisition-related activity. While pressure was placed on risk-based capital and leverage ratios due to this growth, Bancorp continues to exceed the regulatory requirements for all calculations. Bancorp and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB and the FDIC, in addition to the capital conservation buffer.

Banking regulators have categorized the Bank as well-capitalized. To meet the definition of well-capitalized for prompt corrective action requirements, a bank must have a minimum 6.5% Common Equity Tier 1 Risk-Based Capital ratio, 8.0% Tier 1 Risk-Based Capital ratio, 10.0% Total Risk-Based Capital ratio and 5.0% Tier 1 Leverage ratio.

Additionally, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, Bancorp and the Bank must hold a 2.5% capital conservation buffer composed of Common Equity Tier 1 Risk-Based Capital above the minimum risk-based capital requirements for the Common Equity Tier 1 Risk-Based Capital ratio, Tier 1 Risk-Based Capital ratio and Total Risk-Based Capital ratio necessary to be considered adequately-capitalized. At September 30, 2022, the adequately-capitalized minimums, including the capital conservation buffer, were a 7.0% Common Equity Tier 1 Risk-Based Capital ratio, 8.5% Tier 1 Risk-Based Capital ratio and 10.5% Total Risk-Based Capital ratio.

As a result of the CB acquisition, Bancorp became the 100% successor owner of the following unconsolidated trust subsidiaries: Commonwealth Statutory Trust III, Commonwealth Statutory Trust IV and Commonwealth Statutory Trust V. The sole assets of the trust subsidiaries represent the proceeds of offerings loaned in exchange for subordinated debentures with similar terms to the TPS. The TPS are treated as part of Tier 1 Capital. The subordinated note and related interest expense are included in Bancorp’s consolidated financial statements. The subordinated notes are currently redeemable at Bancorp’s option on a quarterly basis. As of September 30, 2022, subordinated notes added through the CB acquisition totaled $26 million. Further, Bancorp had borrowing capacity of $20 million available through an unsecured borrowing line of the holding company as of September 30, 2022, which was added during the first quarter to allow capital flexibility at the Bank level.

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

Non-GAAP Financial Measures

The following table provides a reconciliation of total stockholders’ equity in accordance with GAAP to tangible stockholders’ equity (TCE), a non-GAAP disclosure. Bancorp provides the TCE per share, a non-GAAP measure, in addition to those defined by banking regulators, based on its widespread use by investors as a means to evaluate capital adequacy:

(dollars in thousands, except per share data)	September 30, 2022	December 31, 2021

Total stockholders' equity - GAAP (a)	$727,754	$675,869
Less: Goodwill	(202,524)	(135,830)
Less: Core deposit and other intangibles	(28,747)	(5,596)
Tangible common equity - Non-GAAP (c)	$496,483	$534,443

Total assets - GAAP (b)	$7,554,210	$6,646,025
Less: Goodwill	(202,524)	(135,830)
Less: Core deposit and other intangibles	(28,747)	(5,596)
Tangible assets - Non-GAAP (d)	$7,322,939	$6,504,599

Total stockholders' equity to total assets - GAAP (a/b)	9.63%	10.17%
Tangible common equity to tangible assets - Non-GAAP (c/d)	6.78%	8.22%

Total shares outstanding (e)	29,242	26,596

Book value per share - GAAP (a/e)	$24.89	$25.41
Tangible common equity per share - Non-GAAP (c/e)	16.98	20.09

The general decline between December 31, 2021 and September 30, 2022 for the ratios displayed in the table above is attributed mainly to unrealized losses within the AFS debt securities portfolio stemming from the significant increase in interest rates during the nine months of 2022, which drove a $120 million decline in AOCI and as a result, a decline in stockholders equity. Further, acquisition-related growth served to increase goodwill and total assets, which also contributed to lower ratios.

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

(dollars in thousands)	September 30, 2022	December 31, 2021

Total loans - GAAP (a)	$5,072,877	$4,169,303
Less: PPP loans	(19,469)	(140,734)
Total non-PPP loans - Non-GAAP (b)	$5,053,408	$4,028,569

ACL for loans (c)	$70,083	$53,898
Non-performing loans (d)	10,612	7,408
Delinquent loans (e)	13,083	11,036

ACL for loans to total loans - GAAP (c/a)	1.38%	1.29%
ACL for loans to total loans - Non-GAAP (c/b)	1.39%	1.34%

Non-performing loans to total loans - GAAP (d/a)	0.21%	0.18%
Non-performing loans to total loans - Non-GAAP (d/b)	0.21%	0.18%

Delinquent loans to total loans - GAAP (e/a)	0.26%	0.26%
Delinquent loans to total loans - Non-GAAP (e/b)	0.26%	0.27%

The efficiency ratio, a non-GAAP measure, equals total non-interest expenses divided by the sum of net interest income FTE and non-interest income. In addition to the efficiency ratio presented, Bancorp considers an adjusted efficiency ratio. Bancorp believes it is important because it provides a comparable ratio after eliminating net gains (losses) on sales, calls, and impairment of investment securities, as well as net gains (losses) on sales of acquired premises and equipment, if applicable, and the fluctuation in non-interest expenses related to amortization of investments in tax credit partnerships and non-recurring merger expenses.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2022	2021	2022	2021

Total non-interest expenses (a)	$44,873	$34,558	$145,845	$107,708
Less: Non-recurring merger expenses	—	(525)	(19,500)	(19,025)
Less: Amortization of investments in tax credit partnerships	(88)	(53)	(265)	(315)
Total non-interest expenses - Non-GAAP (c)	$44,785	$33,980	$126,080	$88,368

Total net interest income, FTE	$62,608	$45,643	$168,797	$125,178
Total non-interest income	24,864	17,614	66,007	47,246
Total revenue - Non-GAAP (b)	87,472	63,257	234,804	172,424
Less: Gain/loss on sale of premises and equipment	(3,074)	—	(3,074)	—
Less: Gain/loss on sale of securities	—	—	—	—
Total adjusted revenue - Non-GAAP (d)	$84,398	$63,257	$231,730	$172,424

Efficiency ratio - Non-GAAP (a/b)	51.30%	54.63%	62.11%	62.47%
Adjusted efficiency ratio - Non-GAAP (c/d)	53.06%	53.72%	54.41%	51.25%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

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

The following table shows information relating to the repurchase of shares of common stock by Bancorp during the three months ended September 30, 2022.

	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Average price paid per share	Maximum number of shares that may yet be purchased under the plans or programs

July 1 - July 31	1,041	$52.65	—	$—
August 1 - August 31	515	52.84	—	—
September 1 - September 30	1,336	46.79	—	—

Total	2,892	$49.98	—	$—	741,196

(1)	Shares repurchased during the three-month period ended September 30, 2022 represent shares withheld to pay taxes due on the exercise of equity grants.

Effective May 22, 2019, Bancorp’s Board of Directors approved a share repurchase program authorizing the repurchase of 1 million shares, or approximately 4% of Bancorp’s total common shares outstanding at the time. Stock repurchases are expected to be made from time to time on the open market or in privately negotiated transactions, subject to applicable securities laws. The plan, which was extended in May 2021 and will expire in May 2023 unless otherwise extended or completed at an earlier date, does not obligate the Company to repurchase any specific dollar amount or number of shares prior to the plan’s expiration. No shares were repurchased in 2021, nor through the first nine months of 2022. Management does not intend to resume repurchasing in the near-term. Approximately 741,000 shares remain eligible for repurchase.

There were no equity securities of the registrant sold without registration during the quarter covered by this report.

Item 6.	Exhibits.

The following exhibits are filed or furnished as a part of this report:

Exhibit Number	Description of exhibit
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 902 of the Sarbanes-Oxley Act

101	The following materials from Stock Yards Bancorp Inc.’s Form 10-Q Report for the quarterly period ended September 30, 2022 formatted in inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from Stock Yards Bancorp Inc.’s Form 10-Q Report for the quarterly period ended September 30, 2022 formatted in inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STOCK YARDS BANCORP, INC.
(Registrant)

Date: November 4, 2022	By:	/s/ James A. Hillebrand
James A. Hillebrand
Chairman and CEO (Principal Executive Officer)

Date: November 4, 2022		/s/ T. Clay Stinnett
T. Clay Stinnett
EVP, Treasurer and CFO (Principal Financial
Officer)