Form 10-K
period 2022-12-31
Stock Yards Bancorp, Inc.
filed 2023-02-24
CIK 835324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was $1,670,011,989.

The number of shares of the registrant’s Common Stock, no par value, outstanding as of January 31, 2023, was 29,261,261.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2023 are incorporated by reference into Part III of this Form 10-K.

GLOSSARY OF ABBREVIATIONS AND ACRONYMS

The acronyms and abbreviations identified in alphabetical order below are used throughout this Annual Report on Form 10-K:

Acronym or Term	Definition	Acronym or Term	Definition	Acronym or Term	Definition
ACH	Automatic Clearing House	EVP	Executive Vice President	NIM	Net Interest Margin (FTE)
AFS	Available for Sale	FASB	Financial Accounting Standards Board	NPV	Net Present Value
APIC	Additional paid-in capital	FDIC	Federal Deposit Insurance Corporation	Net Interest Spread	Net Interest Spread (FTE)
ACL	Allowance for Credit Losses	FFP	Federal Funds Purchased	NM	Not Meaningful
AOCI	Accumulated Other Comprehensive Income	FFS	Federal Funds Sold	OAEM	Other Assets Especially Mentioned
ASC	Accounting Standards Codification	FFTR	Federal Funds Target Rate	OREO	Other Real Estate Owned
ASU	Accounting Standards Update	FHA	Federal Housing Authority	PPP	SBA Paycheck Protection Program
ATM	Automated Teller Machine	FHC	Financial Holding Company	PV	Present Value
AUM	Assets Under Management	FHLB	Federal Home Loan Bank of Cincinnati	PCD	Purchased Credit Deteriorated
Bancorp / the Company	Stock Yards Bancorp, Inc.	FHLMC	Federal Home Loan Mortgage Corporation	PD	Probability of Default
Bank / SYB	Stock Yards Bank & Trust Company	FICA	Federal Insurance Contributions Act	Prime	The Wall Street Journal Prime Interest Rate
BOLI	Bank Owned Life Insurance	FNMA	Federal National Mortgage Association	Provision	Provision for Credit Losses
BP	Basis Point - 1/100th of one percent	FRB	Federal Reserve Bank	PSU	Performance Stock Unit
C&D	Construction and Development	FTE	Fully Tax Equivalent	ROA	Return on Average Assets
Captive	SYB Insurance Company, Inc.	GAAP	United States Generally Accepted Accounting Principles	ROE	Return on Average Equity
C&I	Commercial and Industrial	GLBA	Gramm-Leach-Bliley Act	RSA	Restricted Stock Award
CB	Commonwealth Bancshares, Inc. and Commonwealth Bank & Trust Company	GNMA	Government National Mortgage Association	RSU	Restricted Stock Unit
CD	Certificate of Deposit	HELOC	Home Equity Line of Credit	SAB	Staff Accounting Bulletin
CDI	Core Deposit Intangible	HTM	Held to Maturity	SAR	Stock Appreciation Right
CECL	Current Expected Credit Loss (ASC-326)	ITM	Interactive Teller Machine	SBA	Small Business Administration
CEO	Chief Executive Officer	KB	Kentucky Bancshares, Inc. and Kentucky Bank	SEC	Securities and Exchange Commission
CFO	Chief Financial Officer	KSB	King Bancorp, Inc. and King Southern Bank	SOFR	Secured Overnight Financing Right
CLI	Customer list intangible	LGD	Loss Given Default	SSUAR	Securities Sold Under Agreements to Repurchase
CRA	Community Reinvestment Act	LFA	Landmark Financial Advisors, LLC	SVP	Senior Vice President
CRE	Commercial Real Estate	LIBOR	London Interbank Offered Rate	TBA	To Be Annouced
DCF	Discounted Cash Flow	Loans	Loans and Leases	TBOC	The Bank Oldham County
DTA	Deferred Tax Asset	MBS	Mortgage Backed Securities	TCE	Tangible Common Equity
DTL	Deferred Tax Liability	MSA	Metropolitan Statistical Area	TDR	Troubled Debt Restructuring
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act	MSRs	Mortgage Servicing Rights	TPS	Trust Preferred Securities
EPS	Earnings Per Share	NASDAQ	The NASDAQ Stock Market, LLC	VA	U.S. Department of Veterans Affairs
ETR	Effective Tax Rate	NCI	Non-controlling interest	WM&T	Wealth Management and Trust

PART I

Item 1.	Business.

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

SYB, established in 1904, is a state-chartered non-member financial institution that provides services in Louisville, central, eastern and northern Kentucky, as well as the Indianapolis, Indiana and Cincinnati, Ohio markets through 73 full service banking center locations. The Bank is registered with, and subject to supervision, regulation and examination by the FDIC and the Kentucky Department of Financial Institutions.

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

On March 7, 2022, Bancorp completed its acquisition of Commonwealth Bancshares, Inc. and its wholly owned subsidiary, Commonwealth Bank & Trust Company, collectively defined as “CB,” a Louisville, Kentucky-based commercial bank and trust company, which operated 15 retail branches, including nine in Jefferson County, four in Shelby County, and two in Northern Kentucky. At the time of acquisition and net of purchase accounting adjustments, Commonwealth had $1.34 billion in assets, $632 million in loans, $247 million in investment securities and $1.12 billion in deposits in addition to maintaining a Wealth Management and Trust Department with total assets under management of approximately $2.65 billion. Bancorp acquired all outstanding common stock of Commonwealth Bancshares, Inc. in a combined stock and cash transaction that resulted in total consideration paid to Commonwealth Bancshares, Inc. shareholders of $168 million.

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

Also as a result of its acquisition of Commonwealth Bancshares, Inc., Bancorp acquired a 60% interest in Landmark Financial Advisors, LLC (LFA), which is based in Bowling Green, Kentucky and provides wealth management services. LFA is consolidated into the Company. The 40% non-controlling interest is presented within the consolidated financial statements and represents the interest in LFA not owned by Bancorp. Effective December 31, 2022, Bancorp’s partial interest in LFA was sold, resulting in a pre-tax loss of $870,000 recorded in other non-interest expense on the consolidated income statements for the year ended December 31, 2022. This acquired line of business was not within the Company’s geographic footprint and ultimately did not align with the Company’s long-term strategic model. Net income related to LFA and attributable to Bancorp’s 60% interest, excluding the pre-tax loss on disposition noted above, totaled $483,000 for the year ended December 31, 2022.

General Business Overview

As is the case with most banks, our primary revenue sources are net interest income and fee income from various financial services provided to customers. Net interest income is the difference between interest income earned on loans, investment securities and other interest earning assets less interest expense on deposit accounts and other interest bearing liabilities. Loan volume and interest rates earned on those loans are critical to overall profitability. Similarly, deposit volume is crucial to funding loans and rates paid on deposits directly impact profitability. New business volume is influenced by economic factors including market interest rates, business spending, consumer confidence and competitive conditions within the marketplace, as well as Bancorp’s strong sales focus. Net interest income accounted for 72% of our total revenues, defined as net interest income plus non-interest income, for the years ended December 31, 2022, 2021 and 2020, respectively.

Fee income, or non-interest income, is a significant component of our business. Non-interest income represented 28% of total revenues for the years ended December 31, 2022, 2021 and 2020, respectively, demonstrating the value of the diversified revenue streams created by our broad product offerings in addition to income provided by the principal banking activities described above. Our non-interest income is driven by WM&T activities, deposit service charges, debit and credit card services, treasury management services, mortgage banking services, brokerage services and other ancillary activities of the Bank. WM&T revenue, which is our largest source of non-interest income, constituted 41%, 42% and 45% of total non-interest income for the years ended December 31, 2022, 2021 and 2020, respectively. Despite continued growth in WM&T income, the decline in the percentage of non-interest income attributed to WM&T is due to the significant growth of other non-interest revenue streams through both organic business development and acquisition, as Bancorp continues to prioritize the pursuit and growth of diversified revenue streams.

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

Focusing on these relationships and our community banking model has been essential to the success of our recent acquisitions. With the completion of the CB acquisition in 2022 and the KB acquisition in 2021, we have been able to establish ourselves in markets that provide significant opportunities for growth. Our commitment to fostering both new and existing relationships, along with continued investment in the communities we serve, has helped us overcome the challenges associated with entering new markets and has allowed us to realize the significant benefits of strategic acquisitions.

Continue to grow and pursue diversified revenue streams – WM&T revenue distinguishes us from other community banks of similar asset size and continues to provide us with a strong competitive advantage. We have also seen significant growth in other non-interest revenue sources in recent years, particularly treasury management services and debit/credit card services. We believe these services, along with our other non-interest revenue sources, such as mortgage banking, brokerage services and other ancillary activities, provide the diversity necessary to weather the ups and downs of business cycles and provide the financial solutions our customers and communities desire.

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

The acquisition of KB during the second quarter of 2021 expanded our footprint into the new markets of central and eastern Kentucky, providing broader product offerings, increased lending capabilities and a larger branch delivery system to our customers in these markets. Our expansion into these new markets has provided solid growth opportunities and a larger platform for future expansion.

Our acquisition of CB in the first quarter of 2022 has helped build upon our market share in our home market of Louisville, Kentucky, while also expanding our presence in neighboring Shelby County, Kentucky, as well as northern Kentucky, providing a natural geographic connection between Louisville and the newly entered central and eastern Kentucky markets noted above. Additionally, the acquisition significantly bolstered our wealth management capabilities and created the largest bank-owned trust company in the state of Kentucky.

Continue to manage costs and improve efficiency – We believe that conservative cost management and a focus on operational efficiency is critical to our success. We continuously manage our cost structure and refine our internal processes and technology to create further efficiencies with the goal of enhancing our earnings.

Our efficiency ratio (FTE) for the years ended December 31, 2022, 2021 and 2020 was 59.30%, 59.94% and 54.06%, respectively, with the elevated ratios in 2022 and 2021 being attributed to merger-related expenses stemming from the CB and KB acquisitions.

However, Bancorp also considers an adjusted efficiency ratio, which eliminates net gains (losses) on sales and calls of investment securities, as well as net gains (losses) on sales of acquired premises and equipment and disposition of any acquired assets, if applicable, and the fluctuation in non-interest expenses related to amortization of investments in tax credit partnerships and non-recurring merger expenses. Bancorp’s adjusted efficiency ratio (FTE) for the years ended December 31, 2022, 2021 and 2020 was 53.62%, 51.77% and 52.42%. See the section titled “Non-GAAP Financial Measures” for reconcilement of non-GAAP to GAAP measures.

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

At December 31, 2022, the Bank had 1,040 full-time equivalent employees. Approximately 67% of Bancorp’s employees are located in the home market of Louisville, Kentucky, while 22%, 6% and 5% are located the Central Kentucky, Indianapolis, Indiana and Cincinnati, Ohio markets, respectively. None of Bancorp’s employees are subject to a collective bargaining agreement and Bancorp has never experienced a work stoppage.

Management of Bancorp strives to be an employer of choice and considers the relationship with employees to be good. In addition to competitive pay, employees of the Bank have access to a number of employee benefits and career development opportunities, including:

●	A defined contribution and stock ownership plan with considerable company match;
●	medical, dental and vision plans, as well as flexible spending and health savings accounts;
●	fully-funded wellness programs that reward employees for healthy behaviors in addition to mental health benefits that allow 24/7 access to counselors for a wide range of needs;
●	bank-paid life insurance in addition to a variety of other voluntary insurance plans;
●	short-term and long-term disability plans;
●	an employee assistance program;
●	merit-based bonus pay;
●	generous paid time-off policies;
●	guidance for wealth management and estate planning;
●	employee recognition and reward programs;
●	a management training program;
●	access to American Institute of Banking training courses;
●	access to Bank Administration Institute learning and development content, as well as access to a professional skills library; and
●	access to the Kentucky Bankers Association’s and other general banking schools.

As a testament to the strong culture, inclusive environment and numerous benefits Bancorp is committed to providing its employees, in November of 2022, we were recognized by American Banker as one of the “Best Banks to Work For,” which evaluates employee satisfaction, as well as the policies and employee benefits of each institution. We were honored to be one of only 90 institutions in the country to make the list for 2022.

Further, during the fourth quarter of 2022, we published our inaugural Environmental, Social and Governance (ESG) Corporate Responsibility report. We believe it provides important information on our operations and insight to management’s priorities. The report identifies ongoing practices and recent accomplishments in the areas of environmental risk and impact management, social responsibility, including diversity, equity and inclusion, and governance. This report is accessible on Bancorp’s web site at http://www.syb.com.

Executive Officers

Name and Age	Position and Offices with
of Executive Officer	Bancorp and/or the Bank
James A. Hillebrand	Chairman and CEO of Bancorp and SYB
Age 54

Philip S. Poindexter	President of Bancorp and SYB; Director of Bancorp and SYB
Age 56

T. Clay Stinnett	EVP, Treasurer and CFO of Bancorp and SYB
Age 49

Michael J. Croce	EVP and Director of Retail Banking of SYB
Age 53

William M. Dishman III	EVP and Chief Risk Officer of SYB
Age 59

Michael V. Rehm	EVP and Chief Lending Officer of SYB
Age 58

Kathy C. Thompson	Senior EVP and Director of WM&T Division of SYB; Director of Bancorp and SYB
Age 61

See Part III, Item 10. “Directors, Executive Officers and Corporate Governance” for information regarding Bancorp’s executive officers.

Competition

The Bank encounters competition in its markets in originating loans, attracting deposits, and selling other banking related financial services. The deregulation of the banking industry, the ability to create financial services holding companies to engage in a wide range of financial services other than banking and the widespread enactment of state laws that permit multi-bank holding companies, as well as the availability of nationwide interstate banking, has created a highly competitive environment for financial institutions. In one or more aspects of the Bank’s business, the Bank competes with local and regional retail and commercial banks, other savings banks, credit unions, finance companies and mortgage companies operating in Kentucky, Indiana and Ohio. Some of the Bank’s competitors are not subject to the same degree of regulatory review and restrictions that apply to Bancorp and the Bank. Many of the Bank’s primary competitors, some of which are affiliated with large bank holding companies or other larger financial-based institutions, have substantially greater resources, larger established client bases, higher lending limits, more extensive banking center networks, numerous ATMs or ITMs, and greater advertising and marketing budgets. They may also offer services that the Bank does not currently provide. It is anticipated that competition from both bank and non-bank entities will continue to remain strong in the foreseeable future.

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

The CRA requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low and moderate income individuals and communities. Depository institutions are periodically examined for compliance with the CRA, and banking regulators take into account CRA ratings when considering approval of certain applications. An unsatisfactory CRA rating could, among other things, result in the denial or delay of corporate applications filed by Bancorp or the Bank for proposed activities such as branch openings or relocations and applications to acquire, merge or consolidate with another banking institution or holding company.

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

Bancorp and the Bank are subject to capital regulations in accordance with Basel III, as administered by banking regulators. Basel III is an internationally agreed upon set of measures that were developed by the Basel Committee on Banking Supervision that strengthened the regulation, supervision and risk management of banks in response to the financial crisis of 2007-2009. The FRB and FDIC have substantially similar risk-based and leverage ratio guidelines for banking organizations, which are intended to ensure that banking organizations have adequate capital related to the risk levels of assets and off-balance sheet instruments. Under the risk-based guidelines, specific categories of assets are assigned different risk weights based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a risk-weighted asset base. In addition to the risk-based capital guidelines, the FRB uses a leverage ratio as a tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 Capital divided by its average total consolidated assets (less goodwill and certain other intangible assets).

The federal banking agencies’ risk-based and leverage ratios represent minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria, assuming that they have the highest regulatory capital rating. Banking organizations not meeting these criteria are required to operate with capital positions above the minimum ratios. FRB guidelines also provide that banking organizations experiencing internal growth or making acquisitions may be expected to maintain strong capital positions above the minimum supervisory levels, without significant reliance on intangible assets. The FDIC may establish higher minimum capital adequacy requirements if, for example, a bank proposes to make an acquisition requiring regulatory approval, has previously warranted special regulatory attention, has experienced rapid growth that presents supervisory concerns, or, among other factors, has a high susceptibility to interest rate and other types of risk. The Bank is not subject to any such individual minimum regulatory capital requirements.

Banking regulators have categorized the Bank as well-capitalized. To meet the definition of well-capitalized for prompt corrective action requirements, a bank must have a minimum 6.5% Common Equity Tier 1 Risk-Based Capital ratio, 8.0% Tier 1 Risk-Based Capital ratio, 10.0% Total Risk-Based Capital ratio and 5.0% Tier 1 Leverage ratio.

Additionally, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, Bancorp and the Bank must hold a 2.5% capital conservation buffer composed of Common Equity Tier 1 Risk-Based Capital above the minimum risk-based capital requirements for the Common Equity Tier 1 Risk-Based Capital ratio, Tier 1 Risk-Based Capital ratio and Total Risk-Based Capital ratio necessary to be considered adequately-capitalized. At December 31, 2022, the adequately-capitalized minimums, including the capital conservation buffer, were a 7.0% Common Equity Tier 1 Risk-Based Capital ratio, 8.5% Tier 1 Risk-Based Capital ratio and 10.5% Total Risk-Based Capital ratio.

As of December 31, 2022, Bancorp exceeded the requirements to be considered well-capitalized and those required to avoid limitations associated with the capital conservation buffer.

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

In November 2021, the federal banking agencies adopted a rule regarding notification requirements for banking organizations related to significant computer security incidents. Under the final rule, a bank holding company and state member bank are required to notify the Federal Reserve within 36 hours of incidents that have materially disrupted or degraded, or are reasonably likely to materially disrupt or degrade, the banking organization’s ability to deliver services to a material portion of its customer base, jeopardize the viability of key operations of the banking organization, or impact the stability of the financial sector. The rule was effective April 1, 2022 and Bancorp was in compliance by the required May 1, 2022 deadline.

We expect federal banking agencies and state regulators to continue focusing on information technology and cybersecurity. We are continually monitoring regulatory developments and the impact they may have on Bancorp.

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

Our primary source of income is from net interest spread, the difference between interest earned on loans and investments and interest paid on deposits and borrowings. We expect to periodically experience gaps in interest rate sensitivities of assets and liabilities, meaning that either interest-bearing liabilities may be more sensitive to changes in market interest rates than interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, earnings could be negatively affected.

Many factors affect fluctuation of market interest rates, including, but not limited to the following:

●	the FRB’s actions to control interest rates
●	inflation or deflation
●	recession
●	changes in unemployment
●	changes in the money supply
●	local, regional, national or international disorder and instability in financial markets

The FRB has taken aggressive interest rate actions over the past year, implementing multiple rate hikes in an effort to tame inflation that has reached its highest levels in decades. Beginning 2022 at a range of 0.00% - 0.25%, the FFTR was subsequently increased a cumulative 425 bps during the year, bringing it a range of 4.25% - 4.50%, and Prime to 7.50%, as of December 31, 2022.

The current economic outlook suggests continued interest rate action from the FRB through at least the first quarter of 2023 and prospects of a continuing rising rate environment. While Bancorp expects continued rising rates to have a positive effect on NIM, pricing pressure/competition for both loans and deposits, changing levels of liquidity within the banking system and the possibility of a more severely inverted yield curve could continue to place pressure on NIM.

Deposit rates tend to be tied to the short end of the rate curve, while fixed-rate loans are largely priced based upon longer term rates, typically five-year offerings. A flattened, or inverted, yield curve may increase our funding costs while limiting rates that can be earned on loans and investments, thereby decreasing our net interest income and earnings. Further, migration of deposits out of Bancorp, as customers pursue higher rates, could impact liquidity and earnings, as we compete for deposits. Changes in the mix of deposits could result in increased average rates paid on deposits, and lower earnings. Our asset-liability management strategy, which is designed to mitigate risk from changes in market interest rates, may not be able to prevent changes in interest rates from having a material adverse effect on our results of operations and financial condition.

Financial condition and profitability depend significantly on local and national economic conditions.

Our success depends on general economic conditions both locally, regionally and nationally. A portion of our customers’ ability to repay their obligations is directly tied to local, regional, national or global economic activity. Deterioration in the quality of the credit portfolio could have a material adverse effect on our financial condition, results of operations, and ultimately capital.

The economic outlook for 2023 suggests sluggish growth, continued monetary tightening to subdue inflation, and the potential of a recession. While consumer and business balance sheets remain strong by historical standards, excess liquidity built up during the pandemic, largely through government stimulus, has gradually dissipated over the course of 2022, leaving borrowers with less cushion to withstand economic downturns than may have been available in recent years. As such, the severity of any potential recession or economic downturn could have a significant impact on borrowers’ ability to perform.

Our allowance for credit losses may not be adequate to cover actual losses, which could negatively impact earnings.

The allowance for credit losses on loans and the liability for unfunded lending commitments reflect management’s estimate of credit losses expected in the loan portfolio, including unfunded lending commitments, as of the balance sheet date. These estimates are the result of our continuing evaluation of specific credit risks and loss experience, current loan portfolio quality, present economic, political and regulatory conditions, industry concentrations, reasonable and supportable forecasts of future economic conditions, and other factors that may provide an indication of credit losses. The determination of our allowance for credit losses inherently involves a high degree of subjectivity and requires assumptions to be made by management. If our assumptions prove to be incorrect or economic problems are worse than projected, adjustments may be necessary to allow for changing economic conditions or adverse developments in the loan portfolio. Any material increase to the required level of ACL, or insufficiency of the ACL to cover actual loan losses, could adversely affect our business, financial condition, and results of operations.

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

Income from WM&T constitutes approximately 41% of non-interest income. Trust AUM are expressed in terms of market value, and a significant portion of fee income is based upon those values, which generally fluctuate consistent with overall capital markets.

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

Factors beyond our control can significantly influence the fair value of our investment securities. These factors include, but are not limited to, changes in market interest rates, rating agency actions, defaults by issuers or with respect to underlying securities, volatility and liquidity within capital markets and changes in local, regional, national or international economic conditions. Impairment to the fair value of these securities can result in realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have an adverse effect on our business, financial condition and results of operations.

Impairment of goodwill, other intangible assets or deferred tax assets could have an adverse impact on our financial condition and results of operations.

In accordance with GAAP, goodwill is not amortized but, instead, is subject to impairment on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. In the event that we conclude that all or a portion of our goodwill may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital. At December 31, 2022, Bancorp had goodwill of $194 million.

Bancorp’s intangible assets primarily relate to core deposits and customer relationships. Intangible assets with definite lives are amortized on an accelerated basis over their estimated life. Intangible assets, premises and equipment and other long-lived assets are tested for impairment whenever events or changes in circumstances indicated the carrying amount of the assets may not be recoverable from future undiscounted cash flows. In the event that we conclude that all or a portion of our intangible assets may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital. At December 31, 2022, Bancorp had intangible assets of $25 million.

In assessing the potential for realization of DTAs, management considers whether it is more likely than not that some portion or all of the DTAs will not be realized. Assessing the need for, or the sufficiency of, a valuation allowance requires management to evaluate all available evidence, both negative and positive, including whether future taxable income in sufficient amounts and character within the carryback and carryforward periods is available under tax law, including the use of tax planning strategies. We have concluded that, based on the level of positive evidence, it is more likely than not that at December 31, 2022 all DTAs will be realized. At December 31, 2022, Bancorp had DTAs totaling $54 million.

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

Derivatives associated with our mortgage banking line of business subject us to interest rate and counter-party risks, which could adversely affect our business, financial condition and results of operations.

Mortgage banking derivatives used in the ordinary course of business consist primarily of mandatory forward sales contracts and interest rate lock loan commitments. Mandatory forward contracts represent future loan commitments to deliver loans at a specified price and date and are used to manage interest rate risk on loan commitments and mortgage loans held for sale. Interest rate lock loan commitments represent commitments to fund loans at a specific rate.

We are exposed to interest rate risk on loans held for sale and rate lock loan commitments. As market interest rates fluctuate, the fair value of mortgage loans held for sale and rate lock commitments will decline or increase. To offset this interest rate risk, we enter into derivatives, such as mandatory forward contracts to sell loans. The fair value of these mandatory forward contracts will fluctuate as market interest rates fluctuate, and the change in the value of these instruments is expected to largely, though not entirely, offset the change in fair value of loans held for sale and rate lock commitments. While the objective of this activity is to minimize the exposure to losses on rate lock loan commitments and loans held for sale due to market interest rate fluctuations, the net effect of derivatives on earnings depends on risk management activities and a variety of other factors, including: market interest rate volatility; the amount of rate lock commitments that close; the ability to fill the forward contracts before expiration; and the time period required to close and sell loans. The extent to which these derivatives do not offset each other could adversely affect our financial condition and results of operations.

Mandatory forward contracts also contain an element of risk in that the counterparties may be unable to meet the terms of such agreements. In the event the counterparties fail to deliver commitments or are unable to fulfill their obligations, we could potentially incur significant additional costs by replacing the positions at then-current market rates, adversely impacting our financial condition and results of operations.

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

Our performance is dependent on our ability to attract and retain qualified employees. Competition for qualified employees in the industry and markets in which we engage can be intense, and we may not be able to retain or hire the individuals wanted or needed for certain positions. Changes in the labor market and general employment trends, including elevated employee attrition, labor availability and wage inflation, also present challenges to our ability to attract and retain qualified employees.

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

We are dependent on large commercial deposit relationships as a primary funding source. Approximately 47% of our total deposits are centralized in accounts with balances $500,000 or greater. We categorize these deposits as core funds, as they represent long-standing, full-service relationships and are a testament to our commitment to partner with business customers by providing exemplary service and competitive products. A sudden shift in customer behavior within these deposits resulting in balances being reduced or exiting Bancorp altogether could impact our ability to capitalize on growth opportunities and meet current obligations. We have secondary funding sources to draw upon as needed, but the cost of those funds would be higher than typical deposit accounts, which would negatively impact our financial condition and results of operations.

After experiencing record levels of excess liquidity in 2021, liquidity began normalizing in the latter half of 2022, and we expect continued normalization as we enter 2023. Should loan demand not meet desired levels, excess liquidity must be invested in an effort to maximize return. The risks associated with such investment include the inability to find alternative options suitable to our risk profile, investing in alternatives that adversely impact our financial condition and results of operations, and liquidity risk associated with any specific investment. Further, holding elevated levels of liquidity can have a significant impact on our NIM and result in additional margin compression.

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

Any change or potential enactment of tax legislation, or changes in the interpretation of existing tax law, including provisions impacting tax rates, apportionment, consolidation or combination, income, expense, credits and exemptions may have a material adverse effect on our business, financial condition and results of operations.

Transactions between Bancorp and its insurance subsidiary, the Captive, may be subject to certain IRS responsibilities and penalties.

The Captive, a wholly owned subsidiary of the Company, is a Nevada-based captive insurance company that provides insurance against certain risks unique to operations of the Company and its subsidiaries for which insurance may not be currently available or economically feasible in today’s insurance marketplace. The Treasury Department of the United States and the IRS by way of Notice 2016-66 have stated that transactions believed to be similar in nature to transactions between Bancorp and the Captive may be deemed “transactions of interest” because such transactions may have potential for tax avoidance or evasion. If the IRS ultimately concludes such transactions do create violations of the tax code, the Company could be subject to the payment of penalties and interest.

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

Risks Related to Our Common Stock

Our common stock price may fluctuate significantly, which could make it difficult for you to resell our common stock at times and/or prices acceptable to an investor.

The price of our common stock can fluctuate widely in response to various factors, some of which are beyond our control, and we expect our stock price will continue to fluctuate in the future. Factors impacting the price of our common stock include, but are not limited to:

●	actual or anticipated variations in our quarterly results of operations;
●	recommendations or research reports about Bancorp, or the financial services industry in general, published by securities analysts;
●	the failure of securities analysts to cover, or continue covering, our business;
●	news reports relating to trends, concerns and other issues in the financial services industry or markets in general;
●	perceptions in the marketplace regarding the Bancorp, or our reputation, competitors or other financial institutions;
●	actual or anticipated sales or issuance of our equity or equity-related securities;
●	our past and future dividend practices;
●	departure of our management team or other key personnel;
●	new technology used, or services offered, by competitors;
●	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;
●	failure to integrate acquisitions or realize the anticipated benefits of acquisitions;
●

existing or increased regulatory compliance requirements, changes or proposed changes in laws or regulations, or differing interpretations thereof, affecting our business, or enforcement of laws and regulations; and

●	litigation and governmental investigations.

General market fluctuations, industry factors, economic and political conditions and events, inflation and economic slowdowns or recessions, interest rate changes and credit loss trends or fluctuations could also cause our stock price to decrease, regardless of operating results.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The corporate headquarters of Bancorp are located at 1040 East Main Street, Louisville, Kentucky, a complex that also serves as the Bank’s main branch. Bancorp’s operations center is located at a separate location in Louisville. At December 31, 2022, in addition to the main office complex and the operations center, Bancorp owned 52 branches, seven of which are located on leased land. At that date, Bancorp also leased 21 branches. Of the 73 banking locations, 42 are located in our home market of Louisville, while 19, seven and five are located in our Central Kentucky, Cincinnati and Indianapolis markets, respectively.

Item 3.	Legal Proceedings.

In the ordinary course of operations, Bancorp and the Bank are defendants in various legal proceedings. There is no proceeding pending or, to the knowledge of management, threatened in which an adverse decision could result in a material adverse change in the business or consolidated financial position of Bancorp or the Bank.

Item 4.	Mine Safety Disclosures.

NA

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. ’

Bancorp’s common stock is traded on the NASDAQ under the ticker symbol SYBT. On December 31, 2022, Bancorp had approximately 2,200 shareholders of record, and approximately 12,300 beneficial owners holding shares in nominee or “street” name.

The following table shows information relating to the repurchase of shares of common stock by Bancorp during the three months ended December 31, 2022.

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Average price paid per share	Maximum number of shares that may yet be purchased under the plans or programs

October 1 - October 31	14,041	$78.44	—	$—
November 1 - November 30	1,864	75.22	—	—
December 1 - December 31	510	50.57	—	—
Total	16,415	$77.21	—	$—	741,196

(1)	Shares repurchased during the three-month period ended December 31, 2022 represent shares withheld to pay taxes due.

Effective May 22, 2019, Bancorp’s Board of Directors approved a share repurchase program authorizing the repurchase of 1 million shares, or approximately 4% of Bancorp’s total common shares outstanding at the time. Stock repurchases are expected to be made from time to time on the open market or in privately negotiated transactions, subject to applicable securities laws. The plan, which was extended in May 2021 and will expire in May 2023 unless otherwise extended or completed at an earlier date, does not obligate the Company to repurchase any specific dollar amount or number of shares prior to the plan’s expiration. No shares were repurchased in 2021, nor in 2022. Approximately 741,000 shares remain eligible for repurchase.

There were no equity securities of the registrant sold without registration during the quarter covered by this report.

On February 22, 2023, the Board of Directors declared a quarterly cash dividend of $0.29 per common share.

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

The first graph compares performance of Bancorp’s Common Stock to the Russell 2000 Index, the S&P U.S BMI Banks - Midwest Region Index and the KBW NASDAQ Bank Index for the last five fiscal years. The graph assumes the value of the investment in Bancorp’s Common Stock and in each index was $100 at December 31, 2017 and that all dividends were reinvested.

In addition to the five-year period presented, the ten-year period is presented because it provides additional perspective, and Bancorp management believes that longer-term performance is of interest. The ten-year graph assumes the value of the investment in Bancorp’s Common Stock and in each respective index was $100 at December 31, 2012 and that all dividends were reinvested.

		Period Ending
Index	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
Stock Yards Bancorp, Inc.	$100.00	$89.43	$115.12	$117.03	$188.38	$195.24
Russell 2000 Index	100.00	88.99	111.70	134.00	153.85	122.41
S&P U.S. BMI Banks - Midwest Region Index	100.00	85.39	111.10	95.52	126.19	108.91
KBW NASDAQ Bank Index	100.00	82.29	112.01	100.46	138.97	109.23

	Period Ending
Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
Stock Yards Bancorp, Inc.	$100.00	$146.91	$157.98	$183.95	$350.73	$287.74	$257.33	$331.21	$336.75	$542.02	$561.76
Russell 2000 Index	100.00	138.82	145.62	139.19	168.85	193.58	172.26	216.23	259.39	297.83	236.96
S&P U.S. BMI Banks - Midwest Region Index	100.00	136.91	148.84	151.10	201.89	216.95	185.26	241.02	207.22	273.77	236.27
KBW NASDAQ Bank Index	100.00	137.75	150.65	151.39	194.56	230.73	189.86	258.45	231.79	320.64	252.03

Item 6.	[RESERVED]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

SYB, established in 1904, is a state-chartered non-member financial institution that provides services in Louisville, central, eastern and northern Kentucky, as well as the Indianapolis, Indiana and Cincinnati, Ohio markets through 73 full service banking center locations. The Bank is registered with, and subject to supervision, regulation and examination by the FDIC and the Kentucky Department of Financial Institutions.

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

As a result of its acquisition of Commonwealth Bancshares, Inc. on March 7, 2022, Bancorp became the 100% successor owner of three unconsolidated Delaware trust subsidiaries: Commonwealth Statutory Trust III, Commonwealth Statutory Trust IV and Commonwealth Statutory Trust V. The sole assets of the trust subsidiaries represent the proceeds of offerings exchanged for subordinated debentures with similar terms to the TPS.

Also as a result of its acquisition of Commonwealth Bancshares, Inc., Bancorp acquired a 60% interest in Landmark Financial Advisors, LLC (LFA), which is based in Bowling Green, Kentucky and provides wealth management services. LFA is consolidated into the Company. The 40% non-controlling interest is presented within the consolidated financial statements and represents the interest in LFA not owned by Bancorp. Effective December 31, 2022, Bancorp’s partial interest in LFA was sold, resulting in a pre-tax loss of $870,000 recorded in other non-interest expense on the consolidated income statements for the year ended December 31, 2022. This acquired line of business was not within the Company’s geographic footprint and ultimately did not align with the Company’s long-term strategic model. Net income related to LFA and attributable to Bancorp’s 60% interest, excluding the pre-tax loss on disposition noted above, totaled $483,000 for the year ended December 31, 2022.

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

Acquisition of Commonwealth Bancshares, Inc. and its Subsidiary Commonwealth Bank & Trust Company

On March 7, 2022, Bancorp completed its acquisition of Commonwealth Bancshares, Inc. and its wholly owned subsidiary, Commonwealth Bank & Trust Company, collectively defined as “CB,” a Louisville, Kentucky-based commercial bank and trust company, which operated 15 retail branches, including nine in Jefferson County, four in Shelby County, and two in Northern Kentucky. At the time of acquisition and net of purchase accounting adjustments, CB had $1.34 billion in assets, $632 million in loans, $247 million in investment securities and $1.12 billion in deposits in addition to maintaining a WM&T Department with total assets under management of approximately $2.65 billion. CB was also the holding company for three unconsolidated Delaware trust subsidiaries and held a 60% interest in LFA. Bancorp became the 100% successor owner of all three trust subsidiaries and also retained the 60% interest in LFA upon acquisition, the latter of which was disposed of effective December 31, 2022. Bancorp acquired all outstanding common stock of CB, Inc. in a combined stock and cash transaction that resulted in total consideration paid to CB shareholders of $168 million.

Bancorp recorded goodwill of approximately $67 million and incurred merger related expenses totaling $19.5 million during the first quarter of 2022 as a result of the CB acquisition. As a result of Bancorp’s disposition of its partial interest in LFA, which resulted in a pre-tax loss of $870,000 recorded in other non-interest expense on the consolidated income statements for the year ended December 31, 2022, goodwill totaling $8.5 million was written off, bringing total goodwill related to the CB acquisition to $58 million as of December 31, 2022.

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

Critical accounting policies are those that management believes are the most important to the portrayal of Bancorp’s financial condition and operating results and require management to make estimates that are difficult, subjective and complex. Most accounting policies are not considered by management to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical in the preparation of the financial statements. These factors include, among other things, whether the estimates have a significant impact on the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including independent third parties or available pricing, sensitivity of the estimates to changes in economic conditions and whether alternative methods of accounting may be utilized under GAAP. Management has discussed each critical accounting policy and the methodology for the identification and determination of critical accounting policies with Bancorp’s Audit Committee. As of December 31, 2022, the significant accounting policies considered the most critical in preparing Bancorp’s consolidated financial statements are the determination of the ACL on loans and Goodwill.

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

Provision for credit losses can be subject to volatility as ACL calculations and the resulting expense are significantly impacted by changes in CECL model assumptions such as macroeconomic factors and conditions, credit quality and loan composition. Forecasted economic conditions have been generally volatile since Bancorp’s adoption of CECL, as the pandemic, related government stimulus efforts, the Federal Reserve’s efforts to combat inflation, and recession-based fears have driven constantly changing estimates of the economy over the past several years.

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

Bancorp has selected September 30 as the date to perform the annual impairment test. Goodwill is the only intangible asset with an indefinite life on Bancorp’s consolidated balance sheets. No impairment to Goodwill was indicated based on Bancorp’s annual testing for 2022.

At December 31, 2022, Bancorp had $194 million in goodwill recorded on its balance sheet. Goodwill totaling $67 million was recorded in association with the acquisition of CB in 2022, $8.5 million of which was subsequently written off as a result of the disposition of Bancorp’s partial interest in LFA. Goodwill totaling $123 million was recorded in association with the acquisition of KB in 2021. Effective December 31, 2022, management finalized the fair values of the acquired assets and assumed liabilities associated with the CB acquisition in advance of the 12 month post-acquisition date, as allowed by GAAP.

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

Overview – Operating Results (FTE)

The following table presents an overview Bancorp’s financial performance for the years ended December 31, 2022, 2021 and 2020:

Years Ended December 31,				Variance
(dollars in thousands, except per share data)	2022	2021	2020	2022 / 2021		2021 / 2020

Net income available to stockholders	$92,972	$74,645	$58,869	25%		27%
Diluted earnings per share	$3.21	$2.97	$2.59	8%		15%
ROA	1.25%	1.33%	1.40%	(8	)bps	(7	)bps
ROE	12.58%	13.02%	14.01%	(44	)bps	(99	)bps

Additional discussion follows under the section titled “Results of Operations.”

General highlights for the year ended December 31, 2022 compared to December 31, 2021:

●

Bancorp completed its acquisition of CB on March 7, 2022. At the time of acquisition and net of purchase accounting adjustments, CB had approximately $1.34 billion in assets, $632 million in loans, $247 million in investment securities and $1.12 billion in deposits.

o

The year ended December 31, 2022 included approximately ten months of activity associated with the CB acquisition, which contributed meaningfully to results for the year. In addition, one-time merger-related expenses totaling $19.5 million and credit loss expense on the acquired loan portfolio of $4.4 million were recorded for the year ended December 31, 2022.

●

Bancorp completed its acquisition of KB on May 31, 2021. At the time of acquisition and net of purchase accounting adjustments, KB had approximately $1.27 billion in assets, $755 million in loans, $396 million in investments securities and $1.04 billion in deposits.

o

The year ended December 31, 2021 included approximately seven months of activity associated with the KB acquisition, which had a meaningful impact on results for 2021 and 2022. In addition, one-time merger-related expenses totaling $19.0 million and credit loss expense on the acquired loan portfolio of $7.4 million were recorded for the year ended December 31, 2021.

●	In 2022, Bancorp set the following financial records:
o	Total revenue, comprising net interest income FTE and non-interest income, of $323.4 million, surpassing the previous record of $237.4 million in 2021.
o	Net income of $93.0 million, and as a result, diluted EPS of $3.21, besting the previous records of $74.6 million and diluted EPS of $2.97 from 2021.
o	Record loan production, which drove $529 million of legacy portfolio growth (excluding PPP) and, combined with the acquisition of CB, led to record total loans of $5.21 billion at December 31, 2022.
o

WM&T AUM totaled $6.59 billion at December 31, 2022, an increase of $1.78 billion compared to prior year. While approximately $2.65 billion of AUM were added through the CB acquisition, significant market declines during the year ended December 31, 2022 partially offset organic and acquisition-related growth.

o	WM&T services income of $36.1 million, which was driven by both organic and acquisition-related growth despite significant market downturns during the year.
o	Debit and credit card income of $18.6 million, supported by organic and acquisition-related growth in transaction volume and customer base.
o	Treasury Management fee income of $8.6 million, led by increased transaction volume, new product sales and both organic and acquisition-related expansion of the customer base.
●

NIM increased 13 bps to 3.35% for the year ended December 31, 2022 compared to 3.22% for the prior year consistent the average balance sheet expansion and upward movement in interest rates experienced over the year. Net interest income FTE totaled $234.3 million for the year ended December 31, 2022, representing an increase of $62.8 million, or 37%, over the prior year.

o

This increase was driven by both organic and acquisition-related growth and the aforementioned rise in interest rates, which more than offset the increase in interest-bearing deposit costs and the substantial decline in PPP-related interest income.

●

Total loans increased $1.04 billion, or 25%, for the year ended December 31, 2022 as compared to December 31, 2021, driven by the addition of $632 million in loans from the CB acquisition and strong organic loan portfolio growth.

●	Total provision for credit losses totaled $10.3 million for the year ended December 31, 2022, compared to negative provision of $753,000 for the year ended December 31, 2021.
o

Provision for credit loss expense of $4.4 million was recorded in relation to the loan portfolio added through the CB acquisition for the year ended December 31, 2022. In addition, increasing unemployment forecasts driven by inflation and recession-based concerns, coupled with strong organic loan growth, served to increase expense for 2022.

o

While provision of $7.4 million was recorded in relation to the loan portfolio added through the KB acquisition for the year ended December 31, 2021, it was offset by a cumulative net benefit of $8.2 million recorded for credit losses on loans and credit losses on off balance sheet exposures, which was driven by stabilizing unemployment forecasts, generally improving CECL model loss factors and line of credit utilization.

●

Bancorp’s ACL on loans to total loans was 1.41% at December 31, 2022, compared to 1.29% at December 31, 2021, the increase stemming mainly from acquisition-related activity within the ACL on loans, strong organic growth and to a lesser extent, the aforementioned increase in projected unemployment forecasts.

●

Total deposits increased $604 million, or 10%, at December 31, 2022 compared to December 31, 2021. Approximately $1.12 billion of deposits were added as a result of the CB acquisition. Excluding acquisition-related activity, period-end deposit balances declined in 2022, as the elevated customer balances experienced toward the end of 2021 have moderated, primarily due to contraction in non-interest bearing demand deposits. While Bancorp has not experienced fallout within the customer base, we anticipate deposit pricing will be a challenge to future NIM expansion.

●

Non-interest income increased $23.3 million, or 35%, for the year ended December 31, 2022 compared to the prior year, as 2022 benefitted from both significant contributions stemming from acquisition-related activity and organic growth. All non-interest income revenue streams experienced significant increases over the prior year, with the exception of mortgage banking, which experienced a significant decline in volume driven by rising rates compared to the historic low rates that benefitted much of 2021. In addition, non-recurring gains totaling $4.4 million were recorded during the year as a result of selling overlapping acquired properties.

●

Non-interest expenses increased $49.5 million, or 35%, for the year ended December 31, 2022 compared to the same period of 2021. While both years experienced elevated non-interest expense as a result of merger-related expenses, most non-interest expense categories experienced significant increases over the prior year as a result of anticipated acquisition-related expansion. In addition, Bancorp’s partial interest in LFA, which was acquired as part of the CB acquisition was sold effective December 31, 2022, resulting in a pre-tax loss of $870,000. Non-interest expenses in general remained well-controlled and consistent with expansion, strong performance and continued investment in technology.

●

Bancorp’s efficiency ratio (FTE) for the year ended December 31, 2022 was 59.30% compared to 59.94% for the year ended December 31, 2021, the elevated ratios being the result of one-time merger-related expenses recorded in relation to the respective acquisitions in both years. Bancorp also considers an adjusted efficiency ratio, which eliminates net gains (losses) on sales and calls of investment securities, as well as net gains (losses) on sales of acquired premises and equipment and disposition of any acquired assets, if applicable, and the fluctuation in non-interest expenses related to amortization of investments in tax credit partnerships and non-recurring merger expenses. Bancorp’s adjusted efficiency ratio for the year ended December 31, 2022 was 53.62% compared to 51.77% for the year ended December 31, 2021. See the section titled “Non-GAAP Financial Measures” for a reconcilement of non-GAAP to GAAP measures.

Total stockholder’s equity to total assets was 10.14% as of December 31, 2022 compared to 10.17% at December 31, 2021. Total equity increased to $760 million in 2022, driven by the issuance of $134 million in stock for the acquisition of CB and net income of $93.0 million, which were partially offset by a $108 million negative change in AOCI and $33 million of dividends declared. The large decline in AOCI from December 31, 2021 to December 31, 2022 was the result of the rising interest rate environment and its corresponding impact on the valuation of the AFS debt securities portfolio.

TCE is a measure of a company’s capital, which is useful in evaluating the quality and adequacy of capital. Bancorp’s ratio of TCE to total tangible assets was 7.44% as of December 31, 2022, compared with 8.22% at December 31, 2021, the decline driven by both the large interest-rate driven changes in AOCI noted above and acquisition-related growth. See the section titled “Non-GAAP Financial Measures” for reconcilement of non-GAAP to GAAP measures.

General highlights for the year ended December 31, 2021 compared to December 31, 2020:

●

Bancorp completed its acquisition of KB on May 31, 2021. At the time of acquisition and net of purchase accounting adjustments, KB had approximately $1.27 billion in assets, $755 million in loans, $396 million in investment securities and $1.04 billion in deposits.

o

The year ended December 31, 2021 included approximately seven months of activity associated with the KB acquisition, which had a meaningful impact on results for 2021. In addition, one-time merger-related expenses totaling $18.1 million and credit loss expense on the acquired loan portfolio of $7.4 million were recorded for the year ended December 31, 2021.

●

Net income totaled $74.6 million for the year ended December 31, 2021, resulting in diluted EPS of $2.97, a 15% increase from the prior year. Operating results of the year ended December 31, 2021 were significantly impacted by the acquisition of KB, PPP forgiveness activity, negative provision expense and strong organic growth. Operating results for the year ended December 31, 2020 were lower compared to the prior year, primarily due to increased credit loss provisioning and reserves for off-balance sheet credit exposures associated with the then uncertain pandemic-related economic conditions and a substantially lower interest rate environment.

●

NIM decreased 17 bps to 3.22% for the year ended December 31, 2021 compared to 3.39% for the prior year, consistent with the sustained low interest rate environment and elevated levels of excess liquidity, which created significant NIM compression. Despite the decrease in NIM, organic loan growth, the KB acquisition, fee income associated with PPP loans and deposit rate cuts resulted in a $35.2 million, or 26%, increase in net interest income compared to the prior year.

●

Total loans (excluding PPP loans) increased $1.05 billion, or 35%, for the year ended December 31, 2021, as compared to December 31, 2020. While approximately $755 million of this growth was attributed to the KB acquisition, the remaining $291 million was attributed to strong organic growth.

●

Total provision for credit losses was a net benefit of $753,000 for the year ended December 31, 2021. While provision expense of $7.4 million was recorded in relation to the acquired KB loan portfolio, it was more than offset by an $8.2 million net benefit driven by stabilized unemployment forecasts, generally improving CECL model factors and stronger line of credit utilization. By comparison, $18.4 million of provision for credit loss expense was recorded for the year ended December 31, 2020, which was impacted by the adoption of CECL effective January 1, 2020, and subsequent pandemic-related developments, such as elevated unemployment and historic declines in line of credit utilization.

●

C&I line of credit utilization improved to 32% at December 31, 2021, up from 26% at December 31, 2020. The onset of the pandemic in 2020 and the resulting excess liquidity stemming from the PPP resulted in gradually declining levels of utilization that bottomed out in March of 2021, improving thereafter in each of the final three quarters of 2021. Despite this improvement, utilization remained well below pre-pandemic levels throughout 2021.

●

Total deposits increased $1.80 billion, or 45%, at December 31, 2021 compared to December 31, 2020. Approximately $1.04 billion of this growth was attributed to the KB acquisition, while significant organic growth was also experienced during the year, stemming mainly from PPP funding and significant federal stimulus.

●

Non-interest income increased $14.0 million, or 27%, for the year ended December 31, 2021 compared to the prior year. While the KB acquisition drove a substantial contribution to non-interest income, significant organic growth was also experienced across all non-interest revenue streams, with the exception of mortgage banking.

●

Non-interest expenses increased $40.6 million, or 40%, for the year ended December 31, 2021 compared to the same period of 2020, $19.0 million of which related to one-time merger related expenses (including expenses related to the CB acquisition). While recurring expenses attributed to the KB acquisition comprised the majority of the remaining increase, non-interest expenses in general remained well-controlled and consistent with expansion, strong performance and a continued investment in technology.

●

Bancorp’s efficiency ratio (FTE) for the year ended December 31, 2021 increased to 59.94% from 54.06% for the prior year due to one-time merger-related expenses incurred as a result of the KB acquisition. Bancorp also considers an adjusted efficiency ratio, which eliminates net gains (losses) on sales and calls of investment securities, as well as net gains (losses) on sales of acquired premises and equipment, if applicable, and the fluctuation in non-interest expenses related to amortization of investments in tax credit partnerships and non-recurring merger expenses. Bancorp’s adjusted efficiency ratio for the year ended December 31, 2021 was 51.77% compared to 52.42% for the same period of 2020. See the section titled “Non-GAAP Financial Measures” for a reconcilement of non-GAAP to GAAP measures.

●

The ETR increased to 21.75% for the year ended December 31, 2021 from 13.10% for the prior year. The increase was driven by the combination of Bancorp’s transition from a capital-based franchise tax to the Kentucky corporate income tax effective January 1, 2021 and a large historic tax credit project that provided significant benefit in the prior year.

Total stockholder’s equity to total assets was 10.17% as of December 31, 2021 compared to 9.56% at December 31, 2020. Total equity increased $235 million in 2021, driven by the issuance of $205 million in stock for the acquisition of KB and net income of $74.6 million, which were partially offset by $28 million of dividends declared, changes in AOCI and stock-based compensation activity.

Bancorp’s ratio of TCE to total tangible assets was 8.22% as of December 31, 2021, compared with 9.28% at December 31, 2020, the decline driven by acquisition-related growth. See the section titled “Non-GAAP Financial Measures” for reconcilement of non-GAAP to GAAP measures.

Challenges for 2023:

Bancorp has identified the following challenges for fiscal year 2023:

●

The FRB’s efforts to control inflation, which has reached its highest levels in decades, and its corresponding impact on local, national and global economic conditions will present numerous challenges in 2023. The possibility of recession, given an already-inverted yield curve and a forecast for continued rate increases, could threaten loan demand, subdue business and consumer spending, and create significant volatility for the markets in general. Further, the severity of a potential recession and its effect on the unemployment forecast, the primary loss driver within Bancorp’s ACL model, could result in substantially higher ACL provisioning.

●

The prospects of further interest rate increases in 2023 also present interest rate risk management challenges. Pricing pressure/competition for both loans and deposits, changing levels of liquidity within the banking system and an inverted yield curve could place pressure on NIM. Further rate increases could also serve to hamper loan demand and/or drive up the low cost of funds that Bancorp derives from its deposit base.

●

Migration of deposits out of Bancorp, as customers pursue higher deposit rates or alternative investments, could impact liquidity and earnings as Bancorp competes for deposits. Changes in the mix of deposits could also result in increased average rates paid on deposits, and lower earnings to Bancorp, should non-interest deposits shift into interest-bearing products.

●

Net loan growth is a major focus for Bancorp in 2023. This will be impacted by competition, prevailing interest rates, economic conditions, line of credit utilization and loan prepayments. Bancorp believes there is continued opportunity for loan growth in all of its markets. Bancorp’s ability to deliver attractive loan growth over the long-term is linked to Bancorp’s overall success.

●

The continued development of the relationships and opportunities presented by the CB and KB acquisitions remains a priority for 2023. The Company’s growing footprint has allowed Bancorp to provide broader product offerings, increased lending capabilities and an expanded branch delivery system to existing and prospective customers alike, creating solid growth opportunities and a larger platform for future expansion. Prioritizing the development of the opportunities afforded by the CB and KB acquisitions will play a major role in delivering strong operating results in the coming year.

●

Bancorp derives significant non-interest income from WM&T services. Most of these fees are based upon the market value of AUM at respective period ends. Absent fixed income and equity market movements, to grow this revenue stream, Bancorp must attract new customers and retain existing customers. Bancorp believes there is opportunity for growth of the WM&T business in all of its markets. Growth in market values of AUM and fees is dependent upon positive returns in the overall capital markets, which could be threatened should economic conditions worsen. Bancorp has no control over market volatility.

●

Competitive factors surrounding the developing trend of financial institutions reducing or eliminating certain deposit account fees, particularly overdraft-related fees, presents a significant challenge to growing deposit-related non-interest income in the future and potentially threatens a revenue stream that has been in an industry-wide, regulation-driven decline for several years. Strategic decisions surrounding this trend may impact not only deposit-related income, but also deposit relationships in general, particularly for retail customers, as consumer use of these bank deposit services continues to evolve. Continuous monitoring of these trends and evaluation of any potential changes to our deposit service fee structure will play a key role in the growth of Bancorp’s deposit service charge income.

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

●

Over the past several years, Bancorp’s asset quality metrics have trended within a low range, exceeding benchmarks and reaching historically strong levels. Bancorp realizes that present asset quality metrics are positive and, recognizing the cyclical nature of the lending business and current economic conditions, Bancorp anticipates this trend will likely normalize over time.

Results of Operations

Net Interest Income - Overview

As is the case with most banks, Bancorp’s primary revenue sources are net interest income and fee income from various financial services provided to customers. Net interest income is the difference between interest income earned on loans, investment securities and other interest earning assets less interest expense on deposit accounts and other interest bearing liabilities. Loan volume and interest rates earned on those loans are critical to overall profitability. Similarly, deposit volume is crucial to funding loans and rates paid on deposits directly impact profitability. New business volume is influenced by numerous economic factors including market interest rates, business spending, liquidity, consumer confidence and various competitive conditions within the marketplace. The discussion that follows is based on FTE net interest income data.

Comparative information regarding net interest income follows:

As of and for the Years Ended December 31,				Variance
(dollars in thousands)	2022	2021	2020	2022 / 2021		2021 / 2020

Net interest income	$233,383	$171,074	$135,921	36%		26%
Net interest income (FTE)*	234,267	171,508	136,133	37%		26%
Net interest spread (FTE)*	3.21%	3.16%	3.22%	5	bps	(6)	bps
Net interest margin (FTE)*	3.35%	3.22%	3.39%	13	bps	(17)	bps
Average interest earning assets	$6,987,365	$5,318,968	$4,019,336	31%		32%
Average interest bearing liabilities	$4,538,911	$3,391,709	$2,618,848	34%		30%
Five year Treasury note rate at year end	3.99%	1.26%	0.36%	273	bps	90	bps
Average five year Treasury note rate	3.00%	0.86%	0.53%	214	bps	33	bps
Prime rate at year end	7.50%	3.25%	3.25%	425	bps	-	bps
Average Prime rate	4.85%	3.25%	3.53%	160	bps	(28)	bps
One month term SOFR at year end	4.36%	0.06%	0.07%	430	bps	(1)	bps
Average one month term SOFR	1.99%	0.04%	0.35%	195	bps	(31)	bps
One month term LIBOR at year end	4.39%	0.10%	0.14%	429	bps	(4)	bps
Average one month term LIBOR	1.92%	0.10%	0.52%	182	bps	(42)	bps

*See table titled, "Average Balance Sheets and Interest Rates (FTE)" for detail of Net interest income (FTE).

NIM and net interest spread calculations above exclude the sold portion of certain participation loans, which totaled $5 million, $5 million and $8 million for the years ended December 31, 2022, 2021 and 2020, respectively. These sold loans are on Bancorp’s balance sheet as required by GAAP because Bancorp retains some form of effective control; however, Bancorp receives no interest income on the sold portion. These participation loans sold are excluded from NIM and spread analysis, because Bancorp believes it provides a more accurate depiction of loan portfolio performance.

At December 31, 2022, Bancorp’s loan portfolio consisted of approximately 71% fixed and 29% variable rate loans. At inception, most of Bancorp’s fixed rate loans are priced in relation to the five year treasury. Bancorp’s variable rate loans are indexed to either Prime, LIBOR or SOFR, generally repricing as those rates change.

Prime rate, the five year Treasury note rate, one month term LIBOR and one month term SOFR are included in the table above to provide a general indication of the interest rate environment in which Bancorp has operated during the past three years, a period that experienced significant interest rate volatility, denoted by the FRB’s dramatic pandemic-driven rate cuts of March 2020 that were sustained until the inflation-driven rate increases of 2022.

The FRB has taken aggressive interest rate action over the past year, implementing multiple rate hikes in an effort to tame inflation that has reached its highest levels in decades. The FFTR was increased a total of 425 bps in 2022, beginning the year at a range of 0.00% - 0.25% and ending the year at a range of 4.25% - 4.50%. As a result, Prime increased from 3.25% at the beginning of 2022 to 7.50% as of December 31, 2022, ending the year at its highest level since 2007. Bancorp has experienced significant benefit from the rate increases enacted in 2022, particularly since the mid-June rate hike that lifted Prime to 4.75% and in effect, took the majority of Bancorp’s variable rate loans off of their 4.00% floors. Subsequent rate increases have continued to provide meaningful benefit, offset partially by Bancorp’s election to raise deposit rates.

The current economic outlook suggests continued interest rate increases from the FRB through the first half of 2023, albeit at a reduced pace compared to 2022. Pricing pressure/competition for both loans and deposits, changing levels of liquidity within the banking system and an inverted yield curve could continue to place pressure on NIM.

Discussion of 2022 vs 2021:

Net interest spread (FTE) and NIM (FTE) were 3.21% and 3.35%, for the year ended December 31, 2022 compared to 3.16% and 3.22% for the same period in 2021, respectively. NIM during the year ended December 31, 2022 was significantly impacted by the following:

●

A rapidly rising interest rate environment evolving from the sustained, pandemic-driven lows experienced over the last two years. The FFTR was lowered to a range of 0% - 0.25% in March of 2020, which resulted in Prime dropping to 3.25%, where it remained until mid-March 2022. The FFTR stood at a range of 4.25% - 4.50%, and Prime at 7.50%, as of December 31, 2022.

●

Bancorp’s first deposit rate increases in nearly two years, stemming from the aforementioned rising rate environment, which drove a $10.8 million increase in interest expense on deposits for the year ended December 31, 2022 compared to the same period of 2021.

●

Substantial balance sheet expansion stemming from both acquisition-related activity and organic growth, which resulted in total average earning asset growth of $1.67 billion, or 31%, and average interest-bearing liability growth of $1.15 billion, or 34%, for the year ended December 31, 2022 compared to the same period of 2021.

●

Overall excess balance sheet liquidity, which placed pressure on NIM in both periods. Excess liquidity within the banking system in general has also led to a highly competitive loan rate environment. After reaching a peak towards the end of 2021, levels of excess liquidity, and its corresponding impact on NIM, have moderated through December 31, 2022.

●

PPP forgiveness activity, which accelerates the recognition of fee income on these loans and has declined significantly in 2022, as the vast majority of the original portfolio has been forgiven. The average balance of the PPP loan portfolio decreased $345 million, or 87%, and related income decreased $17.3 million, or 78%, for the year ended December 31, 2022 compared to the same period of 2021.

●

The addition of $26 million of subordinated debt in association with the CB acquisition, which contributed interest expense of $1.1 million for the year ended December 31, 2022, $331,000 of which was attributed to purchase accounting-related mark-to-market amortization. No such activity was recorded for the year ended December 31, 2021.

Net interest income (FTE) increased $62.8 million, or 37%, for the year ended December 31, 2022 compared to the same period of 2021, largely as a result of acquisition-related activity, but also driven in part by strong organic loan growth, substantial deployment of excess liquidity into the investment securities portfolio and the continued benefit of a rising interest rate environment. Partially offsetting this increase was the rising cost of interest bearing deposits and the addition of subordinated debt through the CB acquisition.

Total average interest earning assets increased $1.67 billion, or 31%, to $6.99 billion for the year ended December 31, 2022, as compared to the same period of 2021, with the average rate earned on total interest earning assets increasing from 3.34% to 3.61%.

●

Average total loan balances increased $868 million, or 22%, for the year ended December 31, 2022 compared to the same period of 2021. Average non-PPP loan growth of $1.21 billion, or 34%, was driven by acquisition-related expansion and strong organic growth, which was partially offset by a $345 million, or 87%, decline in average PPP loan balances, as a result of forgiveness activity.

●

Average investment securities grew $771 million, or 86%, for the year ended December 31, 2022 compared to the same period of 2021, attributed to a combination of strategically deploying excess liquidity through further investment and acquisition-related activity.

●

Average FFS and interest bearing due from bank balances increased $31 million, or 7%, for the year ended December 31, 2022 due to on-going excess balance sheet liquidity. While average balances reflect excess balance sheet liquidity, actual excess balance sheet liquidity has continued to decline through December 31, 2022, reaching more normalized levels by year-end.

Total interest income (FTE) increased $75.0 million, or 42%, to $252.5 million for the year ended December 31, 2022, as compared to the same period of 2021.

●

Interest and fee income (FTE) on loans increased $52.2 million, or 32%, to $216.7 million for the year ended December 31, 2022 compared to the same period of 2021, driven by both organic and acquisition-related growth in the non-PPP portfolio and the rising rate environment, which more than offset a $17.3 million, or 78%, decline in PPP-related income. The yield on the overall loan portfolio climbed to 4.50% for the year ended December 31, 2022, compared to 4.16% for the same period of 2021.

●

Significant growth in average investment securities led to a $17.2 million increase interest income (FTE) on the portfolio for the year ended December 31, 2022 compared to the same period of 2021, driving a 42 bps, or 32%, increase in the corresponding yield on the portfolio. Substantial deployment of excess liquidity benefitted the investment portfolio as the yields earned on recent purchases have improved dramatically in tandem with rising rates.

●

Interest income on FFS and interest bearing due from bank balances increased $5.4 million for the year ended December 31, 2022, as a result of average balance growth stemming from excess balance sheet liquidity and rising interest rates. The yield on these assets increased 112 bps to 1.26% for the year ended December 31, 2022 compared to the same period of 2021, stemming from the dramatic increase in the FFTR over the past year.

Total average interest bearing liabilities increased $1.15 billion, or 34%, to $4.54 billion for the year ended December 31, 2022 compared with the same period in 2021, with the total average cost increasing 22 bps to 0.40%.

●

Average interest bearing deposits increased $1.08 billion, or 33%, for the year ended December 31, 2022 compared to the same period in 2021, with interest-bearing demand deposits accounting for $585 million of the increase. The significant growth was attributed to both acquisition-related activity and organic growth stemming from the industry-wide trend of customers maintaining higher levels of liquidity, which was experienced for several quarters. However, excluding acquisition-related activity, period-end deposit balances have declined in 2022, as the elevated customer balances noted above have moderated.

●	Consistent with the average interest bearing deposit growth noted above, average SSUAR balances increased $60 million for the year ended December 31, 2022 compared to the same period of 2021.

●

Average FHLB advances decreased $16 million for the year ended December 31, 2022 compared to the same period of the prior year, as all outstanding term FHLB advances either matured or were paid off by the end of 2021. The minimal average balance of FHLB advances for the year ended December 31, 2022 stems from a one-week cash management advance that was utilized by Bancorp at year-end for short-term liquidity purposes, which represented the only FHLB advance used during 2022, and matured in early January 2023.

●

Subordinated debentures totaling $26 million were added as a result of the CB acquisition during the first quarter of 2022. The corresponding average balance for the year ended December 31, 2022 totaled $22 million.

Total interest expense increased $12.3 million for the year ended December 31, 2022 compared to the same period of 2021, driven by acquisition-related average balance growth, Bancorp’s first deposit rate increases in almost two years and debt assumed through the CB acquisition. As a result, the cost of interest bearing liabilities increased 22 bps to 0.40% for the year ended December 31, 2022 compared to the same period of 2021.

●

Total interest bearing deposit expense increased $10.8 million as a result of acquisition-related activity and the aforementioned deposit rate increases, resulting in a 20 bps increase in the cost of interest bearing deposits. Bancorp expects pricing pressure/competition stemming from the rising rate environment to drive further deposit rate/cost increases in the coming months.

●

Interest expense totaling $1.1 million was recorded for the year ended December 31, 2022 as a result of the subordinated debentures assumed through the CB acquisition, approximately $331,000 of which stems from purchase accounting-related mark-to-market amortization.

●

Interest expense on FHLB advances was recorded for the year ended December 31, 2022 was a minimal $12,000, as all FHLB advances either matured or paid off by the end of 2021, resulting in a decline of $325,000 compared to the same period of the prior year.

Discussion of 2021 vs 2020:

Net interest spread and NIM were 3.16% and 3.22% for the year ended December 31, 2021 compared to 3.22% and 3.39% for the year ended December 31, 2020. NIM was significantly impacted in 2021 by the following:

●	A sustained low interest rate environment, driven by the lowering of the FFTR in March 2020 to a range of 0% - 0.25%, which resulted in Prime dropping to 3.25%, where it remained through 2021.
●

Substantial balance sheet growth, both organic and acquisition-related, which resulted in total average earning asset growth of $1.30 billion, or 32%, and average interest-bearing liability growth of $773 million, or 30%, for the year ended December 31, 2021 compared to the same period of 2020.

●

PPP originations, which began in the second quarter of 2020 and continued through expiration of the program on May 31, 2021, as well as the related forgiveness activity, which accelerated the recognition of fee income on these loans and had significant effect on NIM. The PPP portfolio contributed an 18 bps benefit to NIM for the year ended December 31, 2021 as a result of forgiveness activity, which drove the recognition of $18.1 million in PPP-related fee income. In comparison, the PPP portfolio had a negative impact of 3 bps on NIM for the year end December 31, 2020 due to the large amount of originations that occurred in 2020 and the effect that the low-yielding, 1% stated rate of these notes had on NIM for the period.

●

Overall, excess balance sheet liquidity contributed approximately 25 bps of NIM compression for the year ended December 31, 2021 and approximately 13 bps of NIM compression for the same period of 2020. In general, excess liquidity within the banking system led to a highly competitive loan rate environment over the past two years.

●	The lowering of deposit rates in tandem with FRB interest rate actions and the benefit of paying off all FHLB advances during 2021.

Net interest income (FTE) increased $35.4 million, or 26%, for the year ended December 31, 2021 compared to the same period of 2020, due to interest and fee income associated with the PPP portfolio, substantial growth in the non-PPP loan portfolio and investment securities portfolio, and the aforementioned lowering of deposit rates.

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

●

Average investment securities grew $446 million, or 98%, for the year ended December 31, 2021 compared to the same period of 2020, which was attributed to a combination of strategically deploying excess liquidity through further investment and the KB acquisition.

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

●

Significant growth in average investment securities drove an increase of $3.2 million, or 37%, for interest income (FTE) on the portfolio for the year ended December 31, 2021 compared to the same period of 2020. However, the lower interest rate environment experienced over the previous 12 months weighed heavily on fixed income security yields, which contracted 59 bps, or 31%.

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

●

Average interest bearing deposits increased $795 million, or 32%, for the year ended December 31, 2021 compared to the same period in 2020, with interest-bearing demand deposits accounting for $500 million of the increase. Interest bearing deposits added as a result of the KB acquisition along with significant federal stimulus action, such as PPP funding, propelled deposit balances to record levels at December 31, 2021. Further, general economic uncertainty surrounding the on-going pandemic resulted in the customer base maintaining higher levels of liquidity, similar to customer behavior seen during the Great Recession.

●

Consistent with the higher interest bearing deposit balances noted above, as well as the KB acquisition, average SSUAR balances increased $22 million, or 55%, for the year ended December 31, 2021 compared to the same period of 2020.

●

Average FHLB advances decreased $45 million, or 73%, for the year ended December 31, 2021 compared to the same period of 2020, as advances matured and were not replaced. In addition, Bancorp elected to pay down certain advances prior to their maturity during the first and second quarters of 2021, the latter of which resulted in an early-termination fee of $474,000, recorded as a component non-interest expense during the second quarter of 2021.

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

Average Balance Sheets and Interest Rates (FTE)

	2022			2021			2020
Years ended December 31, (dollars in thousands)	Average Balance	Average Interest	Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

Interest earning assets:
Federal funds sold and interest bearing due from banks	$477,341	$6,018	1.26%	$446,783	$645	0.14%	$229,905	$738	0.32%
Mortgage loans held for sale	8,835	190	2.15	11,170	249	2.23	20,156	533	2.64
Investment securities:
Taxable	1,594,942	27,302	1.71	879,298	11,575	1.32	443,035	8,432	1.90
Tax-exempt	75,382	1,851	2.46	19,636	340	1.73	10,047	265	2.64
Total securities	1,670,324	29,153	1.75	898,934	11,915	1.33	453,082	8,697	1.92

Federal Home Loan Bank stock	11,741	505	4.30	10,824	262	2.42	11,284	253	2.24

SBA Paycheck Protection Program (PPP) loans	52,704	4,798	9.10	397,282	22,044	5.55	442,510	13,636	3.08
Non-PPP loans	4,766,420	211,872	4.45	3,553,975	142,395	4.01	2,862,399	124,226	4.34
Total loans	4,819,124	216,670	4.50	3,951,257	164,439	4.16	3,304,909	137,862	4.17

Total interest earning assets	6,987,365	252,536	3.61	5,318,968	177,510	3.34	4,019,336	148,083	3.68

Less allowance for credit losses on loans	65,672			57,696			45,008

Non-interest earning assets:
Cash and due from banks	90,481			63,477			46,277
Premises and equipment, net	106,631			69,483			57,474
Bank owned life insurance	68,325			44,720			32,899
Goodwill	188,949			84,853			12,513
Accrued interest receivable and other	62,801			103,081			94,102
Total assets	$7,438,880			$5,626,886			$4,217,593

Interest bearing liabilities:
Deposits:
Interest bearing demand	$2,218,416	$9,186	0.41%	$1,633,606	$1,771	0.11%	$1,133,308	$1,776	0.16%
Savings	538,971	638	0.12	328,570	93	0.03	190,368	36	0.02
Money market	1,140,025	5,284	0.46	919,778	589	0.06	771,363	1,482	0.19
Time	487,981	1,304	0.27	420,308	3,174	0.76	412,506	7,184	1.74
Total interest bearing deposits	4,385,393	16,412	0.37	3,302,262	5,627	0.17	2,507,545	10,478	0.42

Securities sold under agreements to repurchase	122,154	567	0.46	62,534	24	0.04	40,363	37	0.09
Federal funds purchased	9,357	154	1.65	10,596	14	0.13	9,457	35	0.37
Federal Home Loan Bank advances	274	12	4.38	16,317	337	2.07	61,483	1,400	2.28
Subordinated debentures	21,733	1,124	5.17	—	—	—	—	—	—

Total interest bearing liabilities	4,538,911	18,269	0.40	3,391,709	6,002	0.18	2,618,848	11,950	0.46
Non-interest bearing liabilities:
Non-interest bearing demand deposits	2,053,213			1,578,795			1,100,942
Accrued interest payable and other	107,958			83,121			77,684
Total liabilities	6,700,082			5,053,625			3,797,474
Stockholders’ equity	738,798			573,261			420,119
Total liabilities and stockholder's equity	$7,438,880			$5,626,886			$4,217,593
Net interest income		$234,267			$171,508			$136,133
Net interest spread			3.21%			3.16%			3.22%
Net interest margin			3.35%			3.22%			3.39%

Supplemental Information - Total Company Average Balance Sheets and Interest Rates (FTE)

●

Average loan balances include the principal balance of non-accrual loans, as well as unearned income such as loan premiums, discounts, fees/costs and exclude participation loans accounted for as secured borrowings. Participation loans averaged $5 million, $5 million and $8 million for the years ended December 31, 2022, 2021 and 2020, respectively.

●

Interest income on a FTE basis includes additional amounts of interest income that would have been earned if investments in certain tax-exempt interest earning assets had been made in assets subject to federal taxes yielding the same after-tax income. Interest income on municipal securities and tax-exempt loans has been calculated on a FTE basis using a federal income tax rate of 21%. Approximate tax equivalent adjustments to interest income were $884,000, $434,000 and $212,000 for the years ended December 31, 2022, 2021 and 2020, respectively.

●

Interest income includes loan fees of $10.3 million ($4.2 million associated with the PPP), $20.5 million ($18.1 million associated with the PPP) and $10.6 million ($9.1 million associated with the PPP) for the years ended December 31, 2022, 2021 and 2020, respectively. Interest income on loans may be impacted by the level of prepayment fees collected and accretion related to loans purchased.

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

Rate/Volume Analysis (FTE)

	Year ended December 31, 2022			Year ended December 31, 2021
	Compared to			Compared to
	Year ended December 31, 2021			Year ended December 31, 2020
	Total Net	Increase (Decrease) Due to		Total Net	Increase (Decrease) Due to
(in thousands)	Change	Rate	Volume	Change	Rate	Volume

Interest income:
Federal funds sold and interest bearing due from banks	$5,373	$5,326	$47	$(93)	$(547)	$454
Mortgage loans held for sale	(59)	(9)	(50)	(284)	(74)	(210)
Investment securities:
Taxable	15,727	4,239	11,488	3,143	(3,210)	6,353
Tax-exempt	1,511	194	1,317	75	(114)	189
Federal Home Loan Bank stock	243	219	24	9	20	(11)
SBA Paycheck Protection Program (PPP) loans	(17,246)	8,919	(26,165)	8,408	9,928	(1,520)
Non-PPP Loans	69,477	16,874	52,603	18,169	(10,096)	28,265

Total interest income	75,026	35,762	39,264	29,427	(4,093)	33,520

Interest expense:
Deposits:
Interest bearing demand	7,415	6,580	835	(5)	(647)	642
Savings	545	454	91	57	23	34
Money market	4,695	4,521	174	(893)	(1,136)	243
Time	(1,870)	(2,315)	445	(4,010)	(4,143)	133
Total interest bearing deposits	10,785	9,240	1,545	(4,851)	(5,903)	1,052

Securities sold under agreements to repurchase	543	500	43	(13)	(28)	15
Federal funds purchased	140	142	(2)	(21)	(25)	4
Federal Home Loan Bank advances	(325)	(158)	(167)	(1,063)	(119)	(944)
Subordinated debt	1,124	—	1,124	—	—	—

Total interest expense	12,267	9,724	2,543	(5,948)	(6,075)	127

Net interest income	$62,759	$26,038	$36,721	$35,375	$1,982	$33,393

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

The results of the interest rate sensitivity analysis performed as of December 31, 2022 were derived from the long-term, conservative assumptions Bancorp uses in the model, particularly in relation to deposit betas, which measure how responsive management’s deposit repricing may be to changes in market rates and are based on historical data. The results presented below reflect an interest rate sensitivity analysis that incorporates a deposit beta of approximately 60%, which approximates Bancorp’s long-term average. While the beta’s experienced in 2022 were significantly below this level, the Company anticipates the future betas will be closer to, or even exceed, historic averages.

Bancorp’s interest rate simulation sensitivity analysis details that increases in interest rates of 100, 200 and 300 bps would have a negative effect on net interest income, respectively, while decreases of 100 and 200 bps in interest rates would have a positive effect on net interest income. These results depict a slightly liability sensitive interest rate risk profile. The decrease in net interest income in the rising rate scenarios is primarily due to variable rate loans and short-term investments repricing slower than deposits and short-term borrowings.

	Change in Rates
	-200	-100	+100	+200	+300
	Basis Points	Basis Points	Basis Points	Basis Points	Basis Points
% Change from base net interest income at December 31, 2022	0.58%	0.34%	-1.71%	-3.44%	-5.17%

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

As of December 31, 2022, the Company had approximately $477 million in loans and interest rate derivative contracts of $120 million (notional amount) that reference LIBOR. Each of the LIBOR-referenced amounts discussed above will vary in future periods as current contracts expire with potential replacement contracts using either LIBOR or an alternative reference rate. The Company, and other industry participants, continue to review alternative reference rates that could be utilized as a replacement for LIBOR. The Company had $206 million in loans that were indexed to SOFR at December 31, 2022.

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

In addition, Bancorp periodically uses derivative financial instruments as part of its interest rate risk management, including interest rate swaps. These interest rate swaps are designated as cash flow hedges as described in the Footnote titled “Interest Rate Swaps.” For these derivatives, the effective portion of gains or losses is reported as a component of OCI, and is subsequently reclassified into earnings as an adjustment to interest expense in periods in which the hedged forecasted transaction affects earnings. As of December 31, 2022, Bancorp had no outstanding interest rate swaps designated as cash flow hedges.

Provision for Credit Losses

Provision for credit losses on loans at December 31, 2022 represents the amount of expense that, based on Management’s judgment, is required to maintain the ACL for loans at an appropriate level under the CECL model. The determination of the amount of the ACL for loans is complex and involves a high degree of judgment and subjectivity. See the footnote titled “Summary of Significant Accounting Policies” for detailed discussion regarding Bancorp’s ACL methodology by loan segment.

An analysis of the changes in the ACL on loans, including provision, and selected ratios follow:

As of and for the years ended December 31, (dollars in thousands)	2022	2021	2020

Beginning balance	$53,898	$51,920	$26,791
Acquired PCD loans (goodwill adjustment)	9,950	6,757	—
CECL - cumulative adjustment	—	—	9,856
Adjusted beginning balance	63,848	58,677	36,647

Provision for credit losses on loans	5,253	(6,000)	16,918
Provision for credit losses on loans - acquired loans	4,429	7,397	—
Total provision for credit losses on loans	9,682	1,397	16,918

Total charge-offs	(2,307)	(7,681)	(2,101)
Total recoveries	2,308	1,505	456
Net loan (charge-offs) recoveries	1	(6,176)	(1,645)
Ending balance	$73,531	$53,898	$51,920
Average total loans	$4,819,124	$3,951,257	$3,304,909
Provision for credit losses on loans to average total loans	0.20%	0.04%	0.51%
Net loan (charge-offs) recoveries to average total loans	0.00%	-0.16%	-0.05%
ACL for loans to total loans	1.41%	1.29%	1.47%
ACL for loans to total loans (excluding PPP) (1)	1.42%	1.34%	1.74%
ACL for loans to average total loans	1.53%	1.36%	1.57%

(1) See the section titled “Non-GAAP Financial Measures” for reconcilement of non-GAAP to GAAP measures.

Discussion of 2022 vs 2021:

The ACL for loans totaled $74 million as of December 31, 2022 compared to $54 million at December 31, 2021, representing an ACL to total loans ratio of 1.41% and 1.29% for those periods, respectively. The ACL to loans (excluding PPP loans) was 1.42% at December 31, 2022 compared to 1.34% at December 31, 2021. Based on the 100% SBA guarantee of the PPP loan portfolio, which totaled $19 million at December 31, 2022 and $141 million at December 31, 2021, Bancorp did not reserve for potential losses for these loans within the ACL. See the section titled “Non-GAAP Financial Measures” for reconcilement of non-GAAP to GAAP measures.

Provision expense for credit losses on loans (excluding acquisition-related activity) of $5.3 million was recorded for the year ended December 31, 2022. Significant organic loan growth, inflation and recession-based increases in the projected unemployment rate forecast, along with qualitative factor updates related to the potential impact of rising rates on the C&I portfolio, were the main drivers of expense within the CECL model for 2022. Further, net charge off/recovery activity for the year ended December 31, 2022 was minimal.

Credit loss expense recorded for the acquired CB loan portfolio totaled $4.4 million and was recorded in the first quarter of 2022, bringing total provision for credit losses on loans to $9.7 million for the year ended December 31, 2022. Further, the ACL for loans was also increased $10 million as a result of the PCD loan portfolio added through the CB acquisition during the first quarter, with the corresponding offset recorded to goodwill (as opposed to provision for credit loss expense).

Total provision expense for credit losses on loans of $1.4 million was recorded for the year ended December 31, 2021, as acquisition-related expense competed with a number of improving factors within the CECL model. Expense totaling $7.4 million was recorded in association with the non-PCD loan portfolio added through the KB acquisition during the second quarter of 2021, which was partially offset by a net benefit of $6.0 million recorded for the year ended December 31, 2021, and was driven by a then-improving unemployment forecast, updates to Bancorp’s CECL modeling and strong historic credit metrics. Further, the ACL for loans was also increased $6.8 million as a result of the PCD loan portfolio added through the KB acquisition during the second quarter of 2021, with the corresponding offset recorded to goodwill (as opposed to provision for credit loss expense).

The ACL for off balance sheet credit exposures, while separate from the ACL for loans and recorded in other liabilities on the consolidated balance sheets, also experienced an increase between December 31, 2021 and December 31, 2022. The CB acquisition resulted in a $500,000 increase to the ACL for off balance sheet credit exposures during the first quarter of 2022, with the corresponding offset recorded to goodwill (as opposed to provision for credit loss expense). Provision for credit loss expense for off balance sheet credit exposures of $575,000 was also recorded for the year ended December 31, 2022, driven mainly by the addition of new lines of credit, and thus increased availability, largely within the C&D portfolio. ACL for off balance sheet credit exposures stood at $4.5 million as of December 31, 2022 compared to $3.5 million as of December 31, 2021.

While the year ended December 31, 2021 experienced a similar $250,000 increase to the ACL for off balance sheet credit exposures as a result of the KB acquisition, negative provision for credit loss expense for off balance sheet credit exposures totaling $2.2 million was recorded for the year ended December 31, 2021. This large benefit was the result of general declines in reserve loss percentages consistent with then-improving CECL model factors and improvement in line of credit utilization.

Bancorp’s loan portfolio is well-diversified with no significant concentrations of credit. Geographically, most loans are extended to borrowers in Louisville, central, eastern and northern Kentucky, as well as the Indianapolis, Indiana and Cincinnati, Ohio metropolitan markets. The adequacy of the ACL is monitored on an ongoing basis and it is the opinion of management that the balance of the ACL at December 31, 2022 is adequate to absorb probable losses inherent in the loan portfolio as of the financial statement date.

Discussion of 2021 vs 2020:

The ACL on loans totaled $54 million as of December 31, 2021 compared to $52 million at December 31, 2020, representing an ACL to total loans ratio of 1.29% and 1.47% for those periods, respectively. The ACL to total loans (excluding PPP loans) was 1.34% at December 31, 2021 compared to 1.74% at December 31, 2020, the decrease stemming from loan growth and a lower ACL. Based on the 100% SBA guarantee of the PPP loan portfolio, which totaled $141 million (net of unamortized deferred fees) at December 31, 2021 and $550 million at December 31, 2020, Bancorp did not record a general reserve for potential losses for these loans within the ACL. See the section titled “Non-GAAP Financial Measures” for reconcilement of non-GAAP to GAAP measures.

Upon adoption of ASC 326 effective January 1, 2020, Bancorp recorded an increase of $8.2 million to the ACL on loans and a corresponding decrease to retained earnings, net of the DTA impact. In addition, non-accretable yield marks of $1.6 million related to formerly classified PCI loans were reclassed between the amortized cost basis of loans and corresponding ACL on loans, which were subsequently charged-off in the third quarter of 2020 with no resulting impact to provision for credit loss expense. The adjustment upon adoption of ASC 326 raised the beginning balance of the ACL on loans to $37 million on January 1, 2020.

In total, provision for credit losses on loans decreased $15.5 million, or 92%, for the year ended December 31, 2021 compared to the same period of 2020. The significantly higher expense recorded for the year ended December 31, 2020 was the result of CECL adoption and the subsequent pandemic-related developments experienced shortly thereafter, particularly elevated future unemployment forecasts.

Due to continued improvement in the unemployment forecast, updates to Bancorp’s CECL modeling and strong historic credit metrics, a net benefit (excluding acquisition-related activity) of $6.0 million was recorded for the year ended December 31, 2021, which was offset by credit loss expense on loans associated with the non-PCD loan portfolio added as a result of the KB acquisition, which was recorded during the second quarter of 2021 and totaled $7.4 million.

Further, the ACL on loans was also increased $6.8 million as a result of the PCD loan portfolio added through the KB acquisition during the second quarter, with the corresponding offset recorded to goodwill. Partially offsetting this increase was net charge off activity of $6.2 million for the year ended December 31, 2021, serving to reduce the ACL on loans. Net charge off activity for 2021 was driven by the charge off of two CRE relationships totaling $4.4 million. These charged off amounts were fully reserved and had no income statement impact for the year ended December 31, 2021. In addition, there was a $555,000 recovery of a note that was fully charged off in 2020.

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

Non-Interest Income

				Variance
(dollars in thousands)				2022 / 2021		2021 / 2020
Years Ended December 31,	2022	2021	2020	$	%	$	%

Wealth management and trust services	$36,111	$27,613	$23,406	$8,498	31%	$4,207	18%
Deposit service charges	8,286	5,852	4,161	2,434	42	1,691	41
Debit and credit card income	18,623	13,456	8,480	5,167	38	4,976	59
Treasury management fees	8,590	6,912	5,407	1,678	24	1,505	28
Mortgage banking income	3,210	4,724	6,155	(1,514)	(32)	(1,431)	(23)
Net investment products sales commissions and fees	3,063	2,553	1,775	510	20	778	44
Bank owned life insurance	1,597	914	693	683	75	221	32
Gain (loss) on sale of premises and equipment	4,369	(78)	150	4,447	NM	(228)	(152)
Other	5,300	3,904	1,672	1,396	36	2,232	133
Total non-interest income	$89,149	$65,850	$51,899	$23,299	35%	$13,951	27%

NM - Not Meaningful

Discussion of 2022 vs 2021:

Total non-interest income increased $23.3 million, or 35%, for the year ended December 31, 2022 compared to the same period of 2021. Non-interest income comprised 28% of total revenue, defined as net interest income and non-interest income, for the years ended December 31, 2022 and 2021, respectively. WM&T services comprised 41% of total non-interest income for the year ended December 31, 2022 compared to 42% for the same period of 2021, respectively. Acquisition-related activity drove a significant portion of the non-interest income increase for the year ended December 31, 2022 compared to the same period of 2021.

WM&T Services:

The magnitude of WM&T revenue distinguishes Bancorp from other community banks of similar asset size. WM&T revenue increased $8.5 million, or 31%, for the year ended December 31, 2022 as compared with the same period of 2021. Significant growth in AUM drove the increase over prior year, consistent with acquisition-related activity and organic new business development. However, significant declines in both fixed income and equity markets weighed heavily on WM&T revenue in 2022, as inflation and recession-based fears, coupled with geopolitical tensions, have resulted in continued volatility.

Recurring fees earned for managing accounts are based on a percentage of market value of AUM and are typically assessed on a monthly basis. Recurring fees, which generally comprise the vast majority of WM&T revenue, increased $8.7 million, or 32%, for the year ended December 31, 2022, as compared with the same period of 2021, as a result of the aforementioned acquisition-related and organic business development.

A portion of WM&T revenue, most notably executor and certain employee benefit plan-related fees, are non-recurring in nature and the timing of these revenues typically correspond with the related administrative activities. For this reason, such fees are subject to greater period over period fluctuation. Total non-recurring fees decreased $194,000, or 32%, for the year ended December 31, 2022, as compared with the same period of 2021, consistent with lower estate fee revenue.

AUM, stated at market value, totaled $6.59 billion at December 31, 2022 compared to $4.80 billion at December 31, 2021. The large increase is attributed mainly to AUM of $2.65 billion added through the first quarter CB acquisition, as well as organic net new business growth over the past year, which were partially offset by significant declines in both fixed income and equity markets during 2022, as previously noted.

Contracts between WM&T and their customers do not permit performance-based fees and accordingly, none of the WM&T revenue is performance based. Management believes the WM&T department will continue to factor significantly in Bancorp’s financial results and provide strategic diversity to revenue streams.

Detail of WM&T Service Income by Account Type:

(in thousands)
Years Ended December 31,	2022	2021	2020

Investment advisory	$13,697	$12,003	$9,747
Personal trust	13,213	7,569	7,027
Personal investment retirement	6,186	5,168	4,319
Company retirement	1,520	1,798	1,457
Foundation and endowment	1,051	797	589
Custody and safekeeping	310	146	129
Brokerage and insurance services	67	78	45
Other	67	54	93
Total WM&T services income	$36,111	$27,613	$23,406

The preceding table demonstrates that WM&T fee revenue is concentrated within investment advisory and personal trust accounts. WM&T fees are predominantly based on AUM and tailored for individual/company accounts and/or relationships with fee structures customized based on account type and other factors with larger relationships paying a lower percentage of AUM in fees. For example, recurring AUM fee structures are in place for investment management, irrevocable and revocable trusts, personal investment retirement accounts and accounts holding only fixed income securities. Company retirement plan services can consist of a one-time conversion fee with recurring AUM fees to follow. While there are also fee structures for estate settlements, income received is often non-recurring in nature. Fee structures are agreed upon at the time of account opening and any subsequent revisions are communicated in writing to the customer. WM&T fees earned are not performance-based nor are they based on investment strategy or transactions. Bancorp also earns management fees on in-house investments funds acquired from CB.

Assets Under Management by Account Type:

Total AUM (not included on balance sheet) increased from $4.80 billion at December 31, 2021 to $6.59 billion at December 31, 2022 as follows:

	December 31, 2022			December 31, 2021
(in thousands)	Managed	Non-managed (1)	Total	Managed	Non-managed (1)	Total
Investment advisory	$2,249,017	$63,691	$2,312,708	$1,919,593	$34,879	$1,954,472
Personal trust	1,744,522	474,373	2,218,895	939,703	150,221	1,089,924
Personal investment retirement	756,126	27,065	783,191	620,312	3,478	623,790
Company retirement	52,891	524,568	577,459	35,234	599,129	634,363
Foundation and endowment	428,018	8,219	436,237	368,572	1,532	370,104

Subtotal	$5,230,574	$1,097,916	$6,328,490	$3,883,414	$789,239	$4,672,653
Custody and safekeeping	—	256,791	256,791	—	128,178	128,178

Total	$5,230,574	$1,354,707	$6,585,281	$3,883,414	$917,417	$4,800,831

(1) Non-managed assets represent those for which the WM&T department does not hold investment discretion.

As of December 31, 2022 and 2021, approximately 79% and 81%, respectively, of total AUM were actively managed. Company retirement plan accounts primarily consist of participant-directed assets. The amount of custody and safekeeping accounts are insignificant.

Managed Trust AUM by Class of Investment:

(in thousands)	December 31, 2022	December 31, 2021

Interest bearing deposits	$185,080	$173,603
Treasury and government agency obligations	176,917	39,736
State, county and municipal obligations	201,038	110,795
Money market mutual funds	108,751	7,299
Equity mutual funds	1,125,540	944,500
Other mutual funds - fixed, balanced and municipal	583,713	612,913
Other notes and bonds	209,178	171,087
Common and preferred stocks	2,180,390	1,681,006
Common trust funds and collective investment funds	114,458	-
Real estate mortgages	774	-
Real estate	57,297	58,344
Other miscellaneous assets (1)	287,438	84,131

Total managed assets	$5,230,574	$3,883,414

(1) Includes client directed instruments including rights, warrants, annuities, insurance policies, unit investment trusts, and oil and gas rights.

Managed assets are invested in instruments for which market values can be readily determined, the majority of which are sensitive to market fluctuations and consist of approximately 63% in equities and 37% in fixed income securities as of December 31, 2022 compared to 68% and 32% as of December 31, 2021. This composition has been relatively consistent from period to period. Common trust funds and collective investment funds were added as a result of the CB acquisition in 2022. However, these investments are immaterial to WM&T revenue, AUM and the overall strategy of our WM&T business.

Additional Sources of Non-interest income:

Deposit service charges, which consist of non-sufficient funds charges and to a lesser extent, other activity based charges, increased $2.4 million, or 42%, for the year ended December 31, 2022, as compared with the prior year, mainly as a result of the contribution associated with acquisition-related activity over the past 12 months. Outside of acquisition-related growth, an industry-wide decline in the volume of fees earned on overdrawn checking accounts has been experienced over the past several years. This trend has been driven by lower check presentment volume, which has in turn led to fewer overdrawn accounts in general. Further, Bancorp anticipates that future growth of this revenue stream could be significantly impacted by changing industry practices. Bancorp could be faced with strategic decisions surrounding deposit-related service charges in the future, which could negatively impact the contributions made by this, or similar, revenue streams.

Debit and credit card income consists of interchange revenue, ancillary fees and incentives received from card processors. Debit and credit card revenue increased $5.2 million, or 38%, for the year ended December 31, 2022, as compared with the same period of 2021, as a result of increased transaction volume and continued expansion of the customer bases, both organically and through acquisition-related activity. Total debit card income increased $3.8 million, or 40%, and total credit card income increased $1.4 million, or 35%, for the year ended December 31, 2022 compared the year ended December 31, 2021. Bancorp expects this revenue stream will continue to increase with expansion of the customer base and further expansion of the debit and credit card programs.

Treasury management fees primarily consist of fees earned for cash management services provided to commercial customers. This category continues to stand out as a consistent, growing source of revenue for Bancorp and increased $1.7 million, or 24%, for the year ended December 31, 2022 compared to the prior year, driven by increased transaction volume, new product sales and customer base expansion. Both organic and acquisition-related sales efforts have led to the expansion of online services, ACH origination, remote deposit and fraud mitigation services over the past year. Bancorp anticipates this income category will continue to increase based on continued customer base growth and the expanding suite of services offered within Bancorp’s treasury management platform.

Mortgage banking income primarily includes gains on sales of mortgage loans and net loan servicing income offset by MSR amortization. Bancorp’s mortgage banking department predominantly originates residential mortgage loans to be sold in the secondary market, primarily to FNMA and FHLMC. Bancorp offers conventional, VA, FHA and GNMA financing for purchases and refinances, as well as programs for first-time homebuyers. Interest rates on mortgage loans directly influence the volume of business transacted by the mortgage-banking department. Mortgage banking revenue decreased $1.5 million, or 32%, for the year ended December 31, 2022, as compared with the same period of 2021. Overall volume declined in 2022 compared to the prior year as a result of rising interest rates and low housing inventory. While this has in turn led to the year-over-year decline noted above, mortgage banking income has benefitted from the addition of the mortgage loan servicing portfolio added through the CB acquisition, comprising approximately $1.43 billion in mortgage loans at December 31, 2022.

Net investment product sales commissions and fees are generated primarily on stock, bond and mutual fund sales, as well as wrap fees earned on brokerage accounts. Wrap fees represent quarterly charges for investment programs that bundle together a suite of services, such as brokerage, advisory, research and management and are based on a percentage of account assets. Bancorp deploys its financial advisors primarily through its branch network via an arrangement with a third party broker-dealer, while larger managed accounts are serviced by Bancorp’s WM&T Department. Net investment product sales commissions and fees increased $510,000, or 20%, for the year ended December 31, 2022, as compared with the same period of 2021, driven by acquisition-related growth, which included the addition of financial advisors, and increased trading activity associated with general market volatility.

BOLI assets represent the cash surrender value of life insurance policies on certain active and non-active employees who have provided consent for Bancorp to be the beneficiary for a portion of such policies. The related change in cash surrender value and any death benefits received under the policies are recorded as non-interest income. This income serves to offset the cost of various employee benefits. During the third quarter of 2022, Bancorp purchased an additional $30 million of BOLI assets in an effort to diversify investment of excess liquidity, bringing total BOLI assets to $85 million as of December 31, 2022. BOLI income increased $683,000, or 75%, for the year ended December 31, 2022 compared to the same period of the prior year, which was attributed mainly to the additional investment noted above and contributions from the BOLI portfolio added as a result of the KB acquisition in May of 2021.

During the third and fourth quarters of 2022, Bancorp completed the sale of certain acquired properties that overlapped with existing locations, recording a pre-tax gain of $4.4 million as a result.

Other non-interest income increased $1.4 million, or 36%, for the year ended December 31, 2022 compared with the same period of 2021. The increase was driven largely by the contribution from LFA, a financial advising firm added through the CB acquisition, and an increase in other miscellaneous fee income. As previously noted, Bancorp’s partial interest in LFA was sold effective December 31, 2022. Other non-interest income attributed to Bancorp’s partial interest in LFA totaled $1.3 million for the year ended December 31, 2022.

Discussion of 2021 vs 2020:

Total non-interest income increased $14.0 million, or 27%, for the year ended December 31, 2021 compared to the same period in 2020. Non-interest income comprised 28% of total revenue for both the year ended December 31, 2021 and 2020, respectively. WM&T services comprised 42% of Bancorp’s total non-interest income for the year ended December 31, 2021 compared to 45% for the same period of 2020.

WM&T revenue increased $4.2 million, or 18%, for the year ended December 31, 2021, as compared with the same period of 2020. Stock market appreciation, coupled with then-record net new business development and to a lesser extent, the KB acquisition, drove the substantial increase for 2021 as compared to 2020.

Deposit service charges increased $1.7 million, or 41%, for the year ended December 31, 2021, as compared with the same period in 2020. The increase resulted from the combination of a meaningful contribution associated with the KB acquisition and a recovery from the subdued activity experienced in 2020, as customer behavior and transaction volume was significantly impacted by pandemic-related developments.

Debit and credit card revenue increased $5.0 million, or 59%, for the year ended December 31, 2021, as compared with the same period in 2020, as a result of increased transaction volume and continued expansion of the customer bases, both organically and through acquisition-related activity. Total debit card income increased $3.6 million, or 61%, while total credit card income increased $1.4 million, or 54%. Similar to deposit service charges above, debit and credit card revenue volume benefitted from both acquisition-related activity and a recovery from the pandemic-related slowdowns of 2020.

Treasury management fees increased $1.5 million, or 28%, for the year ended December 31, 2021 compared to 2020, as a result of strong new product sales and customer base expansion. The demand for Bancorp’s treasury products increased during the pandemic, as these products allowed customers to operate more efficiently in a decentralized environment.

Mortgage banking revenue decreased $1.4 million, or 23%, for the year ended December 31, 2021 as compared with the same period of 2020. The sustained low long-term interest rate environment that incentivized refinancing and purchasing activity resulted in elevated mortgage banking income in 2020. Over the course of 2021, volume began normalizing as the pool of potential customers who had yet to refinance shrank, general housing inventory remained limited and interest rates began to rise above the absolute low levels experienced in 2020, resulting in lower mortgage banking income.

Net investment product sales commissions and fees increased $778,000, or 44%, for the year December 31, 2021, as compared with the same period of 2020, due to the KB acquisition and increased trading activity.

BOLI income increased $221,000, or 32% for the year ended December 31, 2021 compared to the same period of 2020, attributed in large part to BOLI assets added through the KB acquisition.

Other non-interest income increased $2.2 million, for the year ended December 31, 2021 as compared with the same period of 2020. This increase was driven by a plethora of activity, most notably a death benefit of $523,000 on an insurance policy outside of traditional BOLI, stronger market returns on such insurance policies, the addition of the Captive through the KB acquisition and gains on OREO sold.

Non-interest expenses

				Variance
				2022 / 2021		2021 / 2020
Years Ended December 31, (dollars in thousands)	2022	2021	2020	$	%	$	%

Compensation	$86,640	$63,034	$51,368	$23,606	37%	$11,666	23%
Employee benefits	16,568	13,479	11,064	3,089	23	2,415	22
Net occupancy and equipment	14,298	9,688	8,182	4,610	48	1,506	18
Technology and communication	14,897	11,145	8,732	3,752	34	2,413	28
Debit and credit card processing	5,909	4,494	2,606	1,415	31	1,888	72
Marketing and business development	5,005	4,150	2,383	855	21	1,767	74
Postage, printing and supplies	3,354	2,213	1,778	1,141	52	435	24
Legal and professional	2,943	2,583	2,392	360	14	191	8
FDIC insurance	2,758	1,847	1,217	911	49	630	52
Amortization of investments in tax credit partnerships	353	367	3,096	(14)	(4)	(2,729)	(88)
Capital and deposit based taxes	2,621	2,090	4,386	531	25	(2,296)	(52)
Merger expenses	19,500	19,025	—	475	2	19,025	100
Federal Home Loan Bank early termination penalty	—	474	—	(474)	(100)	474	100
Intangible amortization	5,544	770	323	4,774	620	447	138
Loss on sale of interest in LFA	870	—	—	870	100	—	—
Other	10,531	6,921	4,132	3,610	52	2,789	67
Total non-interest expenses	$191,791	$142,280	$101,659	$49,511	35%	$40,621	40%

Discussion of 2022 vs 2021:

Total non-interest expenses increased $49.5 million, or 35%, for the year ended December 31, 2022 compared to the prior year. Compensation and employee benefits comprised 54% of total non-interest expenses for the years ended December 31, 2022 and 2021, respectively. Excluding merger expenses, compensation and employee benefits comprised 60% of total non-interest expenses for the year ended December 31, 2022, compared to 62% for the year ended December 31, 2021.

Compensation, which includes salaries, incentives, bonuses and stock based compensation, increased $23.6 million, or 37%, for the year ended December 31, 2022 compared to the prior year. The increase was attributed to growth in full time equivalent employees, annual merit-based salary increases and higher incentive compensation expense. Net full time equivalent employees totaled 1,040 at December 31, 2022 compared to 820 at December 31, 2021. The acquisitions of CB in March of 2022 and KB in May of 2021 resulted in the combined addition of 372 full time equivalent employees over the past two years.

Employee benefits consists of all personnel-related expense not included in compensation, with the most significant items being health insurance, payroll taxes and employee retirement plan contributions. Employee benefits increased $3.1 million, or 23%, for the year ended December 31, 2022 compared to the prior year, consistent with the overall increase in full time equivalent employees noted previously.

Net occupancy and equipment expenses primarily include depreciation, rent, property taxes, utilities and maintenance. Costs of capital asset additions flow through the statement of income over the lives of the assets in the form of depreciation expense. Net occupancy increased $4.6 million, or 48%, for the year ended December 31, 2022 compared to the prior year. In connection with the CB acquisition, 15 branches were acquired, four of which were closed shortly after acquisition in addition to one existing SYB location, as a result of branch overlap. The KB acquisition in May of 2021 resulted in the addition of 19 branch locations in addition to operational buildings. At December 31, 2022, Bancorp’s branch network consisted of 73 locations throughout Louisville, central, eastern and Northern Kentucky, as well as the markets of Indianapolis, Indiana and Cincinnati, Ohio.

Technology and communication expenses include computer software amortization, equipment depreciation and expenditures related to investments in technology needed to maintain and improve the quality of customer delivery channels, information security and internal resources. Technology expense increased $3.8 million, or 34%, for the year ended December 31, 2022 compared to the prior year, consistent with acquisition-related activity, customer expansion and core system upgrades.

Bancorp outsources processing for debit and commercial credit card operations, which generate significant revenue for the Company. These expenses fluctuate consistent with transaction volumes. Debit and credit card processing expense increased $1.4 million, or 31%, for the year ended December 31, 2022, correlating in part with the increase in transaction volume and customer base expansion resulting from both organic and acquisition-related growth that served to increase corresponding debit and credit card non-interest income.

Marketing and business development expenses include all costs associated with promoting Bancorp including community support, retaining customers and acquiring new business. Marketing and business development expenses increased $855,000, or 21%, for the year ended December 31, 2022 compared to the prior year. The increase corresponds with strategic decisions to advertise and promote in Bancorp’s new markets, as well as general expansion of Bancorp’s existing and prospective customer base and a post-pandemic return to in-person client meeting/entertainment.

Postage, printing and supplies expense increased $1.1 million, or 52%, for the year ended December 31, 2022 compared to the prior year, consistent with increased customer communication and Bancorp’s expansion tied to acquisition-related activity.

Legal and professional fees increased $360,000, or 14%, for the year ended December 31, 2022 compared to the prior year. The increase over prior year was driven by various consulting engagements, collection-related expenses and litigation costs arising through the normal course of business. Legal and professional fees associated with merger-related activity are captured in merger expenses.

FDIC insurance increased $911,000, or 49%, for the year ended December 31, 2022 compared to the prior year, consistent with organic and acquisition-related balance sheet growth for which the insurance is assessed on.

Tax credit partnerships generate federal income tax credits, and for each of Bancorp’s investments in tax credit partnerships, the tax benefit, net of related expenses, results in a positive effect upon net income. Amounts of credits and corresponding expenses can vary widely depending upon the timing and magnitude of the underlying investments. Amortization expense associated with these investments decreased $14,000 for the year ended December 31, 2022 compared to the prior year.

Capital and deposit based taxes, which consist primarily of deposit-based taxes and state of Ohio franchise taxes, increased $531,000, or 25%, for the year ended December 31, 2022 compared to the prior year, as a result of both organic and acquisition-related growth.

Merger expenses represent non-recurring expenses associated with completion of acquisitions and consist primarily of investment banker fees, legal fees, various compensation-related expenses, early termination fees relating to various contracts and system conversion expenses. Merger expenses totaled $19.5 million for the year ended December 31, 2022 and were attributed to the completion of the CB acquisition. By comparison, merger expensed for the year ended December 31, 2021 totaled $19.0 million, of which all but $525,000 was associated with the completion of the KB acquisition.

An early termination fee of $474,000 was recorded for the year ended December 31, 2021 in relation to the pre-payment of $14 million in FHLB advances prior to contractual maturities. Bancorp chose to payoff these term advances during the second quarter of 2021 due to excess liquidity held on the balance sheet and the near-term outlook for low interest rates at the time of payoff. No such activity was recorded for the year ended December 31, 2022.

Intangible amortization expense consists of amortization associated with the CDI of acquired deposit portfolios, as well as other intangibles related to customer lists of the WM&T and LFA business lines added through the CB acquisition. The intangibles are generally amortized on an accelerated basis over a period of approximately ten years. Intangible amortization for the year ended December 31, 2022 totaled $5.5 million compared to $770,000 for the same period of the prior year, the significant increase stemming from the CB acquisition. As previously noted, Bancorp’s partial interest in LFA was sold effective December 31, 2022. Amortization expense associated with the CLI of the LFA business totaled $357,000 for the year ended December 31, 2022.

As noted previously, Bancorp’s partial interest in LFA was sold effective December 31, 2022. The sale resulted in a pre-tax loss of $870,000, which was recorded as non-interest expense for the year ended December 31, 2022.

Other non-interest expenses increased $3.6 million, or 52%, for the year ended December 31, 2022. The most notable drivers of the increase were expenses associated with the addition of the insurance captive as a result of the KB acquisition in May of 2021, increased card reward expense, higher fraud-related expenses and other ancillary expenses tied to Bancorp’s significant growth over the last 12 months.

Bancorp’s efficiency ratio (FTE) for the year ended December 31, 2022 was 59.30%, as compared to 59.94% for the same period of 2021. The efficiency ratio (FTE) for both years was significantly impacted by the acquisitions of CB and KB in 2022 and 2021, respectively. Bancorp also considers an adjusted efficiency ratio, which eliminates net gains (losses) on sales and calls of investment securities, as well as net gains (losses) on sales of acquired premises and equipment and disposition of any acquired assets, if applicable, and the fluctuation in non-interest expenses related to amortization of investments in tax credit partnerships and non-recurring merger expenses. Bancorp’s adjusted efficiency ratio for the year ended December 31, 2022 was 53.62%, compared to 51.77% for the year ended December 31, 2021. See the section titled “Non-GAAP Financial Measures” for reconcilement of non-GAAP to GAAP measures.

Discussion of 2021 vs 2020:

Total non-interest expenses increased $40.6 million, or 40%, for the year ended December 31, 2021 compared to 2020. Compensation and employee benefits comprised 54% and 61% of Bancorp’s total non-interest expenses for the years ended December 31, 2021 and 2020, respectively. Excluding merger expenses, compensation and employee benefits comprised 62% of total non-interest expenses for the year ended December 31, 2021.

Compensation increased $11.7 million, or 23%, for 2021 compared to 2020. The increase was attributed to growth in full time equivalent employees driven by the KB acquisition, annual merit-based salary increases and higher incentive compensation expense. Net full time equivalent employees totaled 820 at December 31, 2021 compared to 641 at December 31, 2020.

Employee benefits increased $2.4 million, or 22%, in 2021 compared with 2020, attributed to acquisition-related growth in FTEs.

Net occupancy increased $1.5 million, or 18% for 2021 compared with 2020. The KB acquisition resulted in the addition of 19 branches and was the primary driver of the increase over 2020.

Technology expense increased $2.4 million, or 28%, in 2021 compared to 2020, consistent with acquisition-related growth and continued investment in technology needed to maintain and improve the quality of customer delivery channels, information security and internal resources.

Debit and credit card processing expense increased $1.9 million, or 72%, for 2021 as compared with 2020, consistent with the correlated increase experienced for card income that was driven by both organic and acquisition-related growth.

Marketing and business development expenses increased $1.8 million, or 74%, for the year ended December 31, 2021, as compared to the same period of 2020. The increase was the result of strategic plans to invest in the advertisement and promotion of the Bank in the newly entered central and eastern Kentucky markets and contributions to the Bank’s foundation that supports various community initiatives. Further, marketing and business development activities, particularly travel and entertainment, were significantly muted during 2020 as a result of pandemic.

Postage, printing and supply expenses increased $435,000, or 24%, in 2021 compared to 2020, driven by the KB acquisition and increased customer communication.

Legal and professional fees increased $191,000, or 8%, for 2021 compared to 2020. The increase over 2020 was largely attributed to increased loan collection-related activity.

FDIC insurance increased $630,000, or 52%, for the year ended December 31, 2021 compared to 2020. The increase was related to the acquisition and PPP-driven growth of the balance sheet. Further, the first quarter of 2020 benefitted from the last portion of small institution credits first issued by the FDIC in 2019.

Amortization of investments in tax credit partnership decreased $2.7 million from 2021 to 2020 as a result of a large tax credit deal completed in the fourth quarter of 2020.

Capital and deposit based taxes decreased $2.3 million, or 52%, in 2021 compared to 2020, consistent with the state of Kentucky transitioning financial institutions from a capital-based franchise tax to the Kentucky corporate income tax effective January 1, 2021.

Merger expenses recorded for the year ended December 31, 2021 primarily represent non-recurring expenses associated with completion of the KB acquisition. No such expense was recorded for the year ended December 31, 2020.

An early termination fee of $474,000 was incurred during the second quarter of 2021 in relation to the pre-payment of $14 million in FHLB advances prior to contractual maturities. Bancorp chose to pay off these advances due to excess liquidity and the near-term outlook for low interest rates at the time of pay off.

Intangible amortization expense for the years ended December 31, 2021 and 2020 consisted of amortization associated with the CDI of acquired deposit portfolios. Such expense totaled $770,000 for 2021, representing a $447,000 increase over 2020, which was driven by CDI added as a result of the KB acquisition.

Other non-interest expenses increased $2.8 million, or 67%, for 2021 compared to 2020, stemming largely from the addition of the insurance captive through the KB acquisition, increased card reward expense, and higher debit and credit card losses. Further, 2020 benefitted from larger credits to expense associated with a gain on a bank-owned property sold and the reversal of an accrual related to a potential IRS penalty that was dismissed.

Bancorp’s efficiency ratio (FTE) of 59.94% for 2021 increased from 54.06% in 2020 due to one-time merger-related expenses associated with the KB acquisition. Bancorp’s adjusted efficiency ratio was 51.77% and 52.42% for 2021 and 2020. See the section titled “Non-GAAP Financial Measures” for reconcilement of non-GAAP to GAAP measures.

Income Taxes

A comparison of income tax expense and ETR follows:

Years Ended December 31, (dollars in thousands)	2022	2021	2020

Income before income tax expense	$120,484	$95,397	$67,743
Income tax expense	27,190	20,752	8,874
Effective tax rate	22.57%	21.75%	13.10%

Discussion of 2022 vs 2021:

Fluctuations in the ETR were primarily attributed to the following:

●

The stock based compensation component of the ETR fluctuates consistent with the level of SAR exercise activity. The ETR was reduced 1.0% for the year ended December 31, 2022 compared to a reduction of 1.1% for the same period of 2021, consistent with exercise activity.

●

Changes in the cash surrender value of life insurance policies can vary widely from period to period, driven largely by changes in the markets. The related impact is inversely correlated with the ETR generally, with cash surrender value declines typically serving to increase the ETR and vice versa. Changes in the cash surrender value of life insurance policies increased the ETR 0.2% for the year ended December 31, 2022, compared to a 0.8% decrease for the same period of the prior year.

●

Bancorp invests in certain partnerships that yield federal income tax credits. Taken as a whole, the tax benefit of these investments exceeds amortization expense, resulting in a positive impact on net income. The timing and magnitude of these transactions may vary widely from period to period. The ETR for the years ended December 31, 2022 and 2021 was reduced by 0.1% and 0.2%, respectively, by tax credit activity.

●

Tax-exempt interest income earned on loans and investment securities reduced the ETR by 0.6% for the year ended December 31, 2022 compared to a reduction of 0.4% for the same period of the prior year, the larger reduction in the current year being attributed to tax-exempt loans and securities added through acquisition-related activity.

●	Non-deductible merger expenses recorded during the year ended December 31, 2022 served to increase the ETR 0.1%, compared to an increase of 0.4% for the same period of 2021.
●

As a result of the KB acquisition in May of 2021, Bancorp acquired an insurance captive. The insurance captive provides insurance against certain risks for which insurance may not currently be available or economically feasible to Bancorp and SYB, as well as a group of third-party insurance captives.  The tax advantages of the Captive, including the tax-deductible nature of premiums paid to the Captive as well as the tax-exemption for premiums received by the Captive, serve to reduce income tax expense. Related activity reduced the ETR 0.3% for the year ended December 31, 2022, compared to reduction of 0.2% for the same period of 2021.

Discussion of 2021 vs 2020:

Fluctuations in the ETR were primarily attributed to the following:

●

The ETR for 2020 included the full year benefit of a large historic tax credit project that was completed in the fourth quarter of last year, serving to reduce the ETR by 4.5% for the year. No comparable activity was recorded in 2021.

●

The state of Kentucky passed legislation in 2019 that required financial institutions to transition from a capital based franchise tax to the Kentucky corporate income tax effective January 1, 2021 and allows entities filing a combined Kentucky income tax return to share certain tax attributes, including net operating loss carryforwards. These changes served to increase the ETR by 3.5% for the year ended December 31, 2021.

●	An insurance captive was acquired as a result of the KB acquisition. For the year ended December 31, 2021, the addition of the Captive reduced the ETR by 0.2%.
●	The ETR was reduced by 1.1% and 0.7% for the years ended December 31, 2021 and 2020, respectively, as a result of SAR exercise activity for each year.

The CARES Act included several significant provisions for corporations including increasing the amount of deductible interest under section 163(j), allowing companies to carryback certain net operating losses, and increasing the amount of net operating loss that corporations can use to offset income. These changes did not have a significant impact on Bancorp’s income taxes for the years ended December 31, 2022, 2021 and 2020.

Financial Condition – December 31, 2022 Compared to December 31, 2021

Overview

Total assets increased $850 million, or 13%, to $7.50 billion at December 31, 2022 from $6.65 billion at December 31, 2021. Total assets of $1.34 billion were added on March 7, 2022 as a result of the CB acquisition, including loans of $632 million and total investment securities of $247 million. Goodwill of $67 million was initially recorded in relation to the transaction, $8.5 million of which was subsequently written off as a result of the previously noted sale of Bancorp’s partial interest in LFA. Total loans (excluding loans added through the CB acquisition and the PPP portfolio) grew $529 million, or 13%, between December 31, 2021 and December 31, 2022. However, the acquisition-related and organic growth experienced in 2022 was partially offset by a $794 million reduction in cash and cash equivalents stemming largely from a decline in deposits experienced in the latter part of the year.

Total liabilities increased $766 million, or 13%, to $6.74 billion at December 31, 2022 from $5.97 billion at December 31, 2021. Total liabilities of $1.24 billion were assumed on March 7, 2022 as a result of the CB acquisition, including total deposits of $1.12 billion. Further, SSUAR totaling $66 million and subordinated debentures of $26 million were also assumed in the acquisition. However, the aforementioned decline in deposits experienced in the latter part of the year served to partially offset the acquisition-related growth noted above.

Stockholders’ equity increased $85 million, or 13%, to $760 million at December 31, 2022 from $676 million at December 31, 2021. Stock issued in relation to the CB acquisition, which totaled $134 million, and net income of $93.0 million were offset by a $108 million negative fluctuation in AOCI and dividends declared during 2022. The large decline in AOCI from December 31, 2021 to December 31, 2022 was the result of the rising interest rate environment and its corresponding impact on the valuation of the AFS debt securities portfolio.

Cash and Cash Equivalents

Cash and cash equivalents declined $794 million, or 83%, ending at $167 million at December 31, 2022 compared to $961 million at December 31, 2021. The decline stemmed from loan growth and investment in the securities portfolio in addition to deposit run-off, as the elevated deposit balances generally maintained by the customer base over the past several quarters have gradually dissipated. While the average balance of cash and cash equivalents increased $58 million, or 7%, over the past 12 months on the heels of PPP activity and deposit growth stemming from both acquisition-related activity and the aforementioned higher deposit levels maintained by the customer base in general, Bancorp has seen liquidity retreat from the record levels experienced at the end of 2021.

Investment Securities

The primary purpose of the investment securities portfolio is to provide another source of interest income, as well as a tool for liquidity management. In managing the composition of the balance sheet, Bancorp seeks a balance between earnings sources, credit and liquidity considerations.

Investment securities increased $438 million, or 37%, to $1.62 billion at December 31, 2022 compared to $1.18 billion at December 31, 2021. In addition to $247 million of securities added as a result of the CB acquisition, Bancorp continued to actively invest in the securities portfolio in an effort to deploy excess liquidity by purchasing $653 million of debt securities during the year ended December 31, 2022. Partially offsetting growth associated with purchasing and acquisition-related activity was scheduled maturity/amortization and prepayment activity, as well as market depreciation of approximately $143 million stemming from an upward move in the interest rate environment experienced during the year ended December 31, 2022.

A portion of the securities added during the first quarter of 2022, through both acquisition and normal investment activity, were classified as HTM. This election was made in an effort to lessen the impact that the rising interest rate environment has on the valuation of the AFS debt securities portfolio, and ultimately its impact on capital through AOCI. No debt securities were classified as HTM at December 31, 2021. As of December 31, 2022 and 2021, Bancorp’s investment securities portfolio consisted of AFS and HTM securities as detailed below:

	AFS	HTM	Total
(in thousands)		Carrying	Investment
December 31, 2022	Fair Value	Value	Securities

U.S. Treasury and other U.S. Government obligations	$115,039	$217,794	$332,833
Government sponsored enterprise obligations	143,626	27,507	171,133
MBS - government agencies	752,738	227,916	980,654
Obligations of states and political subdivisions	127,599	-	127,599
Other	5,615	-	5,615
Total investment securities	$1,144,617	$473,217	$1,617,834

December 31, 2021

U.S. Treasury and other U.S. Government obligations	$122,501	$-	$122,501
Government sponsored enterprise obligations	135,021	-	135,021
MBS - government agencies	846,624	-	846,624
Obligations of states and political subdivisions	75,075	-	75,075
Other	1,077	-	1,077
Total investment securities	$1,180,298	$-	$1,180,298

The maturity distribution (based on contractual maturity) and weighted average yields of the AFS and HTM investment security portfolios follow:

	AFS
			Due after one but		Due after five but
December 31, 2022	Due within one year		within five years		within ten years		Due after ten years
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Treasury and other U.S. Government obligations	3,025	2.30%	112,014	0.50%	$—	—%	$—	—%
Government sponsored enterprise obligations	30,197	2.35	6,380	1.21	8,493	1.72	98,556	3.31
MBS - government agencies	152	1.73	21,405	1.81	78,655	1.92	652,526	1.93
Obligations of states and political subdivisions	6,103	2.00	25,749	2.00	46,316	1.94	49,431	1.97
Other	1,995	1.97	980	2.29	2,640	3.23	—
	$41,472	2.27%	$166,528	0.94%	$136,104	1.94%	$800,513	2.10%

	HTM
			Due after one but		Due after five but
December 31, 2022	Due within one year		within five years		within ten years		Due after ten years
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Treasury and other U.S. Government obligations	15,013	1.30%	202,781	2.07%	$—	—%	$—	—%
Government sponsored enterprise obligations	—		604	2.42	26,293	2.64	610	3.57
MBS - government agencies	20	0.97	26,616	2.01	3,316	2.00	197,964	2.30
	$15,033	1.30%	$230,001	2.06%	$29,609	2.57%	$198,574	2.30%

Actual maturities for mortgage-backed securities may differ from contractual maturities due to prepayments on underlying collateral.

Loans

Composition of loans by primary loan portfolio class follows:

			Variance
December 31, (dollars in thousands)	2022	2021	$ Change	% Change

Commercial real estate - non-owner occupied	$1,397,346	$1,128,244	$269,102	24%
Commercial real estate - owner occupied	834,629	678,405	156,224	23%
Total commercial real estate	2,231,975	1,806,649	425,326	24%

Commercial and industrial - term	765,163	596,710	168,453	28%
Commercial and industrial - term - PPP	18,593	140,734	(122,141)	-87%
Commercial and industrial - lines of credit	465,813	370,312	95,501	26%
Total commercial and industrial	1,249,569	1,107,756	141,813	13%

Residential real estate - owner occupied	591,515	400,695	190,820	48%
Residential real estate - non-owner occupied	313,248	281,018	32,230	11%
Total residential real estate	904,763	681,713	223,050	33%

Construction and land development	445,690	299,206	146,484	49%
Home equity lines of credit	200,725	138,976	61,749	44%
Consumer	139,461	104,294	35,167	34%
Leases	13,322	13,622	(300)	-2%
Credit cards	20,413	17,087	3,326	19%
Total Loans (1)	$5,205,918	$4,169,303	$1,036,615	25%

(1) Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs.

Total loans increased $1.04 billion, or 25%, from December 31, 2021 to December 31, 2022, driven by the addition of $632 million in loans related to the CB acquisition and strong organic loan growth, which more than offset a $122 million decline in the PPP loan portfolio.

Excluding the loans acquired through the CB acquisition and the PPP portfolio, loan growth of $529 million, or 13%, was experienced between December 31, 2021 and December 31, 2022, driven by solid organic growth across virtually every loan portfolio segment.

After hitting a pandemic-era low of 36.5% at March 31, 2021, total line of credit utilization has improved significantly, reaching 42.3% at December 31, 2022, led by C&I utilization, which increased from 23.9% to 33.1% over the same period, respectively. However, line of credit usage has remained below pre-pandemic levels, with customers continuing to utilize excess cash for financing needs as opposed to drawing on available lines. Further, the addition of new lines, particularly within the C&D and C&I portfolio segments, increased availability for the year ended December 31, 2022, but utilization of the new lines has remained relatively slow.

PPP loans of $19 million were outstanding at December 31, 2022, including approximately $312,000 in related net unrecognized fees, which will be recognized immediately once the loans are paid off or forgiven by the SBA. The timing of forgiveness activity and the related fee recognition on the remaining outstanding PPP portfolio has become less significant, as over 98% of the original portfolio has been forgiven.

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

Bancorp occasionally enters into loan participation agreements with other banks to diversify credit risk. For certain participation loans sold, Bancorp has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their ownership share of the loan without permission from Bancorp. GAAP requires the participated portion of these loans to be recorded as secured borrowings. These participated loans are included in the C&I and CRE loan portfolio segments with a corresponding liability recorded in other liabilities. At both December 31, 2022 and December 31, 2021, the total participated portion of loans of this nature totaled approximately $5 million, respectively.

The following table presents the maturity distribution and rate sensitivity of the loan portfolio at December 31, 2022:

	Maturity
December 31, 2022 (in thousands)	Within one year	After one but within five years	After five but within fifteen years	After fifteen years	Total	% of Total

Commercial real estate - non-owner occupied
Fixed rate	$73,967	$581,769	$346,920	$141,768	$1,144,424	82%
Variable rate	60,075	87,546	104,108	1,193	252,922	18%
Total	$134,042	$669,315	$451,028	$142,961	$1,397,346	100%
Commercial real estate - owner-occupied
Fixed rate	$34,861	$346,059	$303,376	$62,920	$747,216	90%
Variable rate	9,372	15,391	49,347	13,303	87,413	10%
Total	$44,233	$361,450	$352,723	$76,223	$834,629	100%

Commercial and industrial - term
Fixed rate	$15,288	$286,652	$179,956	$3,530	$485,426	63%
Variable rate	50,328	141,770	87,639	-	279,737	37%
Total	$65,616	$428,422	$267,595	$3,530	$765,163	100%
Commercial and industrial - term - PPP
Fixed rate	$313	$18,280	$-	$-	$18,593	100%
Variable rate	-	-	-	-	-	0%
Total	$313	$18,280	$-	$-	$18,593	100%
Commercial and industrial - lines of credit
Fixed rate	$6,122	$47,160	$48,534	$-	$101,816	22%
Variable rate	288,422	71,717	1,942	1,916	363,997	78%
Total	$294,544	$118,877	$50,476	$1,916	$465,813	100%

Residential real estate - owner occupied
Fixed rate	$5,264	$22,649	$82,430	$471,815	$582,158	98%
Variable rate	372	1,221	1,269	6,495	9,357	2%
Total	$5,636	$23,870	$83,699	$478,310	$591,515	100%
Residential real estate - non-owner occupied
Fixed rate	$8,332	$101,032	$88,021	$107,426	$304,811	97%
Variable rate	3,687	1,926	2,724	100	8,437	3%
Total	$12,019	$102,958	$90,745	$107,526	$313,248	100%

Construction and land development
Fixed rate	$9,558	$49,338	$136,025	$12,435	$207,356	47%
Variable rate	60,232	150,264	26,445	1,393	238,334	53%
Total	$69,790	$199,602	$162,470	$13,828	$445,690	100%

Home equity lines of credit
Fixed rate	$-	$-	$-	$-	$-	0%
Variable rate	14,308	45,764	118,969	21,684	200,725	100%
Total	$14,308	$45,764	$118,969	$21,684	$200,725	100%

(continued)

(continued)	Maturity
December 31, 2022 (in thousands)	Within one year	After one but within five years	After five but within fifteen years	After fifteen years	Total	% of Total
Consumer
Fixed rate	$3,464	$35,997	$20,059	$837	$60,357	43%
Variable rate	58,965	19,713	426	-	79,104	57%
Total	$62,429	$55,710	$20,485	$837	$139,461	100%

Leases
Fixed rate	$1,053	$10,483	$1,786	$-	$13,322	100%
Variable rate	-	-	-	-	-	0%
Total	$1,053	$10,483	$1,786	$-	$13,322	100%

Credit Cards
Fixed rate	$-	$-	$-	$-	$-	0%
Variable rate	20,413	-	-	-	20,413	100%
Total	$20,413	$-	$-	$-	$20,413	100%

Total Loans
Fixed rate	$158,222	$1,499,419	$1,207,107	$800,731	$3,665,479	71%
Variable rate	566,174	535,312	392,869	46,084	1,540,439	29%
Total	$724,396	$2,034,731	$1,599,976	$846,815	$5,205,918	100%

In the event Bancorp structures a loan with a maturity exceeding five years (typically CRE loans), an automatic rate adjustment will typically be set in place at five years from origination date to limit overall interest rate sensitivity.

Non-performing Loans and Assets

Information summarizing non-performing loans and assets follows:

December 31, (dollars in thousands)	2022	2021	2020	2019	2018

Non-accrual loans	$14,242	$6,712	$12,514	$11,494	$2,611
Troubled debt restructurings	-	12	16	34	42
Loans past due 90 days or more and still accruing	892	684	649	535	745
Total non-performing loans	15,134	7,408	13,179	12,063	3,398
Other real estate owned	677	7,212	281	493	1,018
Total non-performing assets	$15,811	$14,620	$13,460	$12,556	$4,416

Non-performing loans to total loans	0.29%	0.18%	0.37%	0.42%	0.13%
Non-peforming loans to total loans (excluding PPP) (1)	0.29%	0.18%	0.44%	N/A	N/A
Non-performing assets as to total assets	0.21%	0.22%	0.29%	0.34%	0.13%
ACL for loans to non-performing loans	486%	728%	394%	222%	751%

(1) See the section titled “Non-GAAP Financial Measures” for reconcilement of non-GAAP to GAAP measures.

Non-performing loans to total loans were 0.29% at December 31, 2022 compared to 0.18% at December 31, 2021, the increase being attributed largely to one CRE relationship that was put on non-accrual status.

Non-performing assets totaled $16 million at December 31, 2022 compared to $15 million at December 31, 2021.

In total, non-performing assets as of December 31, 2022 were comprised of 111 loans ranging in individual amounts up to $7 million and OREO. At December 31, 2022, OREO included two CRE properties and one residential real estate property.

The following table presents the major classifications of non-accrual loans by primary portfolio:

December 31, (in thousands)	2022	2021

Commercial real estate - non-owner occupied	$7,707	$720
Commercial real estate - owner occupied	2,525	1,748
Total commercial real estate	10,232	2,468

Commercial and industrial - term	1,182	670
Commercial and industrial - PPP	21	—
Commercial and industrial - lines of credit	348	228
Total commercial and industrial	1,551	898

Residential real estate - owner occupied	1,801	1,997
Residential real estate - non-owner occupied	219	293
Total residential real estate	2,020	2,290

Construction and land development	—	—
Home equity lines of credit	205	646
Consumer	234	410
Leases	—	—
Credit cards	—	—
Total non-accrual loans	$14,242	$6,712

Loans are placed in a non-accrual income status when prospects for recovering both principal and accrued interest are considered doubtful or when a default of principal or interest has existed for 90 days or more, unless such a loan is well- secured and in the process of collection or renewal. Interest income recorded on non-accrual loans as principal payments was $160,000, $312,000, and $350,000 for 2022, 2021, and 2020. Interest income that would have been recorded if non-accrual loans were on a current basis in accordance with their original terms was $1.1 million, $359,000, and $457,000 for 2022, 2021, and 2020.

In addition to non-performing loans discussed above, there were loans, which are accruing interest, for which payments were current or less than 90 days past due where borrowers are experiencing elevated financial difficulties. These substandard loans totaled approximately $40 million at both December 31, 2022 and 2021. These relationships are monitored closely for possible future inclusion in non-performing loans. Management believes it has adequately reflected credit exposure in these loans in its determination of the allowance.

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

During the year ended December 31, 2022, there were no loans modified as TDRs and there were no payment defaults of existing TDRs within 12 months following modification. At December 31, 2022, Bancorp had one loan classified as a TDR, the balance of which was $850,000. Bancorp had two loans classified as TDR at December 31, 2021, the balances of which were $950,000 and $12,000, respectively, the latter of which was paid off during the year ended December 31, 2022.

Delinquent Loans

Delinquent loans (consisting of all loans 30 days or more past due) totaled $17 million at December 31, 2022 compared to $11 million at December 31, 2021. Delinquent loans total loans were 0.32% and 0.26% at December 31, 2022 and December 31, 2021. The increase in delinquent loans between December 31, 2022 and 2021 stems mainly from loans added through acquisitions over the past two years.

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

The following table reflects activity in the ACL for loans for the years ended December 31, 2022, 2021 and 2020:

(in thousands) Year ended December 31, 2022	Beginning Balance	Initial ACL on PCD Loans	Provision for Credit Losses on Loans	Charge-offs	Recoveries	Ending Balance

Commercial real estate - non-owner occupied	$15,960	$3,508	$3,173	$(37)	$37	$22,641
Commercial real estate - owner occupied	9,595	2,121	(1,061)	(41)	213	10,827
Total commercial real estate	25,555	5,629	2,112	(78)	250	33,468

Commercial and industrial - term	8,577	1,358	2,497	(724)	1,283	12,991
Commercial and industrial - lines of credit	4,802	1,874	(87)	(200)	-	6,389
Total commercial and industrial	13,379	3,232	2,410	(924)	1,283	19,380

Residential real estate - owner occupied	4,316	590	1,777	(30)	64	6,717
Residential real estate - non-owner occupied	3,677	-	(75)	(27)	22	3,597
Total residential real estate	7,993	590	1,702	(57)	86	10,314

Construction and land development	4,789	419	2,050	(72)	-	7,186
Home equity lines of credit	1,044	2	567	-	-	1,613
Consumer	772	78	750	(1,080)	638	1,158
Leases	204	-	(3)	-	-	201
Credit cards	162	-	94	(96)	51	211
Total	$53,898	$9,950	$9,682	$(2,307)	$2,308	$73,531

(in thousands) Year ended December 31, 2021	Beginning Balance	Initial ACL on PCD Loans	Provision for Credit Losses on Loans	Charge-offs	Recoveries	Ending Balance

Commercial real estate - non-owner occupied	$19,396	$1,491	$(2,031)	$(3,065)	$169	$15,960
Commercial real estate - owner occupied	6,983	2,112	1,826	(1,909)	583	9,595
Total commercial real estate	26,379	3,603	(205)	(4,974)	752	25,555

Commercial and industrial - term	8,970	1,022	(112)	(1,337)	34	8,577
Commercial and industrial - lines of credit	3,614	1,755	(567)	-	-	4,802
Total commercial and industrial	12,584	2,777	(679)	(1,337)	34	13,379

Residential real estate - owner occupied	3,389	142	1,134	(383)	34	4,316
Residential real estate - non-owner occupied	1,818	88	1,766	-	5	3,677
Total residential real estate	5,207	230	2,900	(383)	39	7,993

Construction and land development	6,119	-	(1,333)	-	3	4,789
Home equity lines of credit	895	147	1	-	1	1,044
Consumer	340	-	743	(987)	676	772
Leases	261	-	(57)	-	-	204
Credit cards	135	-	27	-	-	162
Total	$51,920	$6,757	$1,397	$(7,681)	$1,505	$53,898

(in thousands) Year ended December 31, 2020	Beginning Balance	Impact of Adopting ASC 326	Initial ACL on PCD Loans	Provision for Credit Losses on Loans	Charge-offs	Recoveries	Ending Balance

Commercial real estate - non-owner occupied	$5,235	$2,946	$152	$11,194	$(143)	$12	$19,396
Commercial real estate - owner occupied	3,327	1,542	1,350	2,115	(1,351)	-	6,983
Total commercial real estate	8,562	4,488	1,502	13,309	(1,494)	12	26,379

Commercial and industrial - term	6,782	365	-	1,832	(18)	9	8,970
Commercial and industrial - lines of credit	5,657	(1,528)	-	(515)	-	-	3,614
Total commercial and industrial	12,439	(1,163)	-	1,317	(18)	9	12,584

Residential real estate - owner occupied	1,527	1,087	99	737	(79)	18	3,389
Residential real estate - non-owner occupied	947	429	-	442	(2)	2	1,818
Total residential real estate	2,474	1,516	99	1,179	(81)	20	5,207

Construction and land development	2,105	3,056	-	902	-	56	6,119
Home equity lines of credit	728	114	-	53	-	-	895
Consumer	100	264	34	91	(508)	359	340
Leases	237	(4)	-	28	-	-	261
Credit cards - commercial	146	(50)	-	39	-	-	135
Total net loan (charge-offs) recoveries	$26,791	$8,221	$1,635	$16,918	$(2,101)	$456	$51,920

Bancorp’s ACL for loans was $74 million as of December 31, 2022 compared to $54 million as of December 31, 2021. The change in the ACL for loans was driven by a number of factors, which resulted in the $20 million, or 36%, increase for the year ended December 31, 2022. Activity associated with the CB acquisition was responsible for a total increase to the ACL for loans of $14 million in 2022, comprised of a $10 million day one adjustment for specific reserves placed on acquired PCD loans (offset to goodwill) and $4.4 million of provision for credit loss expense on loans related to the remaining acquired non-PCD loan portfolio.

Provision expense for credit losses on loans (excluding acquisition-related activity) of $5.3 million was recorded for the year ended December 31, 2022. Significant organic loan growth, inflation and recession-based fears that drove increases in the projected unemployment rate forecast, along with qualitative factor updates related to the potential impact of rising rates on the C&I portfolio were the main drivers of expense within the CECL model for 2022. Further, net charge off/recovery activity for the year ended December 31, 2022 was minimal.

The table below details net charge-offs to average loans outstanding by category of loan for the years ended December 31, 2022, 2021 and 2020:

	2022			2021			2020
(in thousands) Year ended December 31,	Net (charge offs)/ recoveries	Average loans	Net (charge offs)/ recoveries to average loans	Net (charge offs)/ recoveries	Average loans	Net (charge offs)/ recoveries to average loans	Net (charge offs)/ recoveries	Average loans	Net (charge offs)/ recoveries to average loans

Commercial real estate - non-owner occupied	$-	$1,342,829	0.00%	$(2,896)	$1,027,405	-0.28%	$(131)	$818,132	-0.02%
Commercial real estate - owner occupied	172	782,185	0.02%	(1,326)	592,577	-0.22%	(1,351)	493,141	-0.27%
Total commercial real estate	172	2,125,014	0.01%	(4,222)	1,619,982	-0.26%	(1,482)	1,311,273	-0.11%

Commercial and industrial - term	559	692,214	0.08%	(1,303)	550,101	-0.24%	(9)	441,244	0.00%
Commercial and industrial - term - PPP	-	52,704	0.00%	-	397,282	0.00%	-	442,510	0.00%
Commercial and industrial - lines of credit	(200)	417,254	-0.05%	-	290,231	0.00%	-	271,428	0.00%
Total commercial and industrial	359	1,162,172	0.03%	(1,303)	1,237,614	-0.11%	(9)	1,155,182	0.00%

Residential real estate - owner occupied	34	513,458	0.01%	(349)	334,718	-0.10%	(61)	224,501	-0.03%
Residential real estate - non-owner occupied	(5)	296,682	0.00%	5	221,214	0.00%	-	140,923	0.00%
Total residential real estate	29	810,140	0.00%	(344)	555,932	-0.06%	(61)	365,424	-0.02%

Construction and land development	(72)	374,415	-0.02%	3	290,705	0.00%	56	265,796	0.02%
Home equity lines of credit	-	182,874	0.00%	1	121,276	0.00%	-	103,143	0.00%
Consumer	(442)	130,595	-0.34%	(311)	98,093	-0.32%	(149)	79,018	-0.19%
Leases	-	13,849	0.00%	-	13,770	0.00%	-	15,271	0.00%
Credit cards	(45)	20,065	-0.22%	-	13,885	0.00%	-	9,802	0.00%
Total	$1	$4,819,124	0.00%	$(6,176)	$3,951,257	-0.16%	$(1,645)	$3,304,909	-0.05%

The following table sets forth the ACL by category of loan:

	December 31, 2022			December 31, 2021
(dollars in thousands)	Allocated Allowance	% of Total ACL for loans	ACL for loans to Total Loans (1)	Allocated Allowance	% of Total ACL for loans	ACL for loans to Total Loans (1)

Commercial real estate - non-owner occupied	$22,641	31%	1.62%	$15,960	30%	1.41%
Commercial real estate - owner occupied	10,827	15%	1.30%	9,595	18%	1.41%
Total commercial real estate	33,468	46%	1.50%	25,555	48%	1.41%

Commercial and industrial - term (1)	12,991	17%	1.70%	8,577	16%	1.44%
Commercial and industrial - lines of credit	6,389	9%	1.37%	4,802	9%	1.30%
Total commercial and industrial	19,380	26%	1.57%	13,379	25%	1.38%

Residential real estate - owner occupied	6,717	9%	1.14%	4,316	8%	1.08%
Residential real estate - non-owner occupied	3,597	5%	1.15%	3,677	7%	1.31%
Total residential real estate	10,314	14%	1.14%	7,993	15%	1.17%

Construction and land development	7,186	10%	1.61%	4,789	9%	1.60%
Home equity lines of credit	1,613	2%	0.80%	1,044	2%	0.75%
Consumer	1,158	2%	0.83%	772	1%	0.74%
Leases	201	0%	1.51%	204	0%	1.50%
Credit cards	211	0%	1.03%	162	0%	0.95%
Total	$73,531	100%	1.42%	$53,898	100%	1.34%

(1) Excludes the PPP loan portfolio, which was not reserved for based on the underlying 100% SBA guarantee.

The ACL for loans calculation and resulting credit loss expense is significantly impacted by changes in forecasted economic conditions. Should the forecast for economic conditions change, Bancorp could experience further adjustments in its required ACL for loans credit loss expense.

Selected ratios relating to the allowance follow:

Years Ended December 31,	2022	2021	2020

Provision for credit losses on loans to average total loans	0.20%	0.04%	0.51%
Net (charge-offs)/recoveries to average total loans	0.00%	-0.16%	-0.05%
ACL for loans to average loans	1.53%	1.36%	1.57%
ACL for loans to total loans	1.41%	1.29%	1.47%
ACL for loans to total loans (excluding PPP) (1)	1.42%	1.34%	1.74%

(1) See the section titled “Non-GAAP Financial Measures” for reconcilement of non-GAAP to GAAP measures.

While separate from the ACL for loans and recorded in other liabilities on the consolidated balance sheets, the ACL for off balance sheet credit exposures also experienced an increase between December 31, 2021 and December 31, 2022. The CB acquisition resulted in a $500,000 increase to the ACL for off balance sheet credit exposures during the first quarter, with the corresponding offset recorded to goodwill (as opposed to provision for credit loss expense). Provision for credit loss expense of $575,000 was also recorded for the year ended December 31, 2022, driven largely by the addition of new construction loans, partially offset by increased C&I utilization. ACL for off balance sheet credit exposures stood at $4.5 million as of December 31, 2022 compared to $3.5 million as of December 31, 2021.

Premises and Equipment

Premises and equipment are presented on the consolidated balance sheets net of related depreciation on the respective assets, as well as fair value adjustments associated with purchase accounting. Premises and equipment increased $25 million, or 32%, between December 31, 2021 and December 31, 2022, driven by the CB acquisition. As a result of the acquisition, 15 branches were acquired, four of which were closed shortly acquisition as a result of overlapping with existing locations of the Bank. Bancorp’s branch network currently consists of 73 locations throughout Louisville, central, eastern and northern, Kentucky, as well as the Indianapolis, Indiana and Cincinnati, Ohio markets.

Premises held for sale totaling $3 million was recorded on Bancorp’s consolidated balance sheets as of December 31, 2022, which consists of three vacant parcels of land, one branch acquired from CB and one legacy SYB branch.

BOLI

Bank-owned life insurance assets increased $32 million, or 60%, to $85 million at December 31, 2022, compared to $53 million at December 31, 2021. During the third quarter of 2022, Bancorp purchased an additional $30 million of BOLI assets in an effort to deploy excess liquidity.

Goodwill

At December 31, 2022, Bancorp had $194 million in goodwill recorded on its balance sheet. Goodwill of $67 million was initially recorded in relation to the March 7, 2022 acquisition of CB, $8.5 million of which was subsequently written off as a result of Bancorp selling its partial interest in LFA. Effective December 31, 2022, management finalized the fair values of the acquired assets and assumed liabilities associated with the CB acquisition in advance of the 12 month post-acquisition date, as allowed by GAAP.

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

Core Deposit and Customer List Intangibles

CDIs and CLIs arising from business acquisitions are initially measured at fair value and are then amortized on an accelerated method based on their useful lives. As a result of the 2022 CB acquisition, a CDI asset of $13 million was recorded. As a result of the 2021 KB acquisition, a CDI asset of $4 million was recorded. As of December 31, 2022 and December 31, 2021, Bancorp’s CDI assets were $15 million and $6 million, respectively.

CLI assets totaling $14 million were also recorded in association with the CB acquisition. Of this total, $12 million was attributed to CB’s WM&T segment and $2 million attributed to LFA. No similar assets were recorded in relation to the KB acquisition. As of December 31, 2022, Bancorp’s CLI assets totaled $10 million. As previously noted, Bancorp’s interest in LFA was sold effective December 31, 2022. As a result, the CLI associated with LFA noted above was written off and is included in the loss recorded in relation to the sale for the year ended December 31, 2022.

Other Assets and Other Liabilities

Other assets increased $49 million, or 57%, as of December 31, 2022 compared to December 31, 2021, while other liabilities increased $29 million, or 30%, for the same respective periods.

The increase in other assets stems largely from a $30 million increase in DTAs driven by the significant market depreciation experienced within the AFS debt securities portfolio for the year ended December 31, 2022 associated with rising interest rates. The rising interest rate environment also drove an $8 million increase in Bancorp’s interest rate swap assets. Further, $13 million in MSR assets were added during the first quarter in relation to the CB acquisition.

As of December 31, 2022, Bancorp did not incur any impairment with respect to its intangible assets or other long-lived assets.

The increase for Other liabilities between December 31, 2021 and December 31, 2022 was driven largely by acquisition-related activity resulting in higher accrued employee incentive compensation, employee benefits and various other liabilities. Further, the rising interest rate environment also drove an $8 million increase in Bancorp’s interest rate swap liabilities, corresponding with the increase noted above for Other assets.

Market value changes on interest rate swap transactions maintained for certain loan customers played a role in the fluctuations of both Other Asset and Other Liabilities, as noted above. Bancorp enters into these interest rate swap transactions with borrowers who desire to hedge exposure to rising interest rates, while at the same time entering into an offsetting interest rate swap, with substantially matching terms, with another approved independent counterparty. These are undesignated derivative instruments and are recognized on the balance sheet at fair value via both an asset and a related liability as Bancorp has an agreement with the borrower (the asset) and the counterparty (the liability). Because of matching terms of offsetting contracts and collateral provisions mitigating any non-performance risk, changes in fair value have an offsetting effect on the related asset and liability. For this reason, the market value changes over the past 12 months stemming from the rising interest rate environment have resulted in increases to both the asset and liability associated with these transactions. For additional information, see the footnote titled “Interest Rate Swaps.”

Deposits

Total deposits increased $604 million, or 10%, from December 31, 2021 to December 31, 2022. Deposits totaling $1.12 billion were assumed as a result of the CB acquisition on March 7, 2022. Excluding the deposits added through the CB acquisition, deposits declined $517 million, or 9%, as the elevated deposit levels that had generally been maintained by the customer base for several quarters following the PPP moderated during 2022. While Bancorp has not experienced fallout within the customer base, we anticipate deposit pricing will be a challenge to future NIM expansion.

(dollars in thousands)			Variance
December 31,	2022	2021	$ Change	% Change

Non-interest bearing demand deposits	$1,950,198	$1,755,754	$194,444	11%

Interest bearing deposits:
Interest bearing demand	2,308,960	2,131,928	177,032	8%
Savings	535,903	415,258	120,645	29%
Money market	1,124,100	1,050,352	73,748	7%

Time deposit accounts of $250,000 or more	97,638	89,745	7,893	9%
Other time deposits	374,453	344,477	29,976	9%
Total time deposits (1)	472,091	434,222	37,869	9%

Total interest bearing deposits	4,441,054	4,031,760	409,294	10%

Total deposits	$6,391,252	$5,787,514	$603,738	10%

(1)	Includes $599,000 and $5 million in brokered deposits as of December 31, 2022 and December 31, 2021, respectively.

Bancorp experienced both significant average deposit growth and sharp increases in the rates paid on deposits for the year ended December 31, 2022 as compared to 2021. While average deposit growth was attributed entirely to the CB acquisition, the FRB’s aggressive interest rate moves drove up deposit rates. Bancorp increased rates on transaction and time deposit accounts alike during 2022, due to both proactive strategic measures and competitive pricing pressure. The average cost of interest bearing deposits increased 20 bps to 0.37% between December 31, 2021 and December 31, 2022, while the overall cost of deposits (including non-interest bearing deposits) increased 10 bps to 0.25% over the same period. Bancorp anticipates increasing deposit costs could continue to place pressure on NIM in 2023.

Average deposit balances and average rates paid on such deposits for the years indicated are summarized as follows:

	2022		2021		2020
Years Ended December 31, (dollars in thousands)	Average balance	Average rate	Average balance	Average rate	Average balance	Average rate

Non-interest bearing demand deposits	$2,053,213	—%	$1,578,795	—%	$1,100,942	—%
Interest bearing demand deposits	2,218,416	0.41	1,633,606	0.11	1,133,308	0.16
Savings deposits	538,971	0.12	328,570	0.03	190,368	0.02
Money market deposits	1,140,025	0.46	919,778	0.06	771,363	0.19
Time deposits	487,981	0.27	420,308	0.76	412,506	1.74

Total average deposits	$6,438,606		$4,881,057		$3,608,487

Maturities of time deposits of $250,000 or more at December 31, 2022 are as follows:

(in thousands)

Three months or less	$16,876
Over three through six months	10,024
Over six through 12 months	36,180
Over 12 months	34,558
Total	$97,638

Securities Sold Under Agreement to Repurchase

SSUAR represent a funding source of Bancorp and are primarily used by commercial customers in conjunction with collateralized corporate cash management accounts. Such repurchase agreements are considered financing agreements and mature within one business day from the transaction date. At December 31, 2022, 2021 and 2020, all of these financing arrangements had overnight maturities and were secured by government sponsored enterprise obligations and government agency mortgage-backed securities that were owned and controlled by Bancorp.

Information concerning SSUAR follows:

December 31, (dollars in thousands)	2022	2021
Outstanding balance at end of period	$133,342	$75,466
Weighted average interest rate at end of period	1.64%	0.04%

Years Ended December 31, (dollars in thousands)	2022	2021	2020

Average outstanding balance during the period	$122,154	$62,534	$40,363
Average interest rate during the period	0.46%	0.04%	0.09%
Maximum outstanding at any month end during the period	$161,512	$81,964	$47,979

SSUARs totaled $133 million and $75 million at December 31, 2022 and December 31, 2021, respectively, as SSUARs totaling $66 million were assumed as part of the CB acquisition. The remaining fluctuation in SSUAR is consistent with the decrease in deposit balances previously noted (excluding acquisition-related activity).

Federal Funds Purchased and Other Short-Term Borrowing

FFP and other short-term borrowing balances decreased $2 million, or 15%, between December 31, 2022 and December 31, 2022. At December 31, 2022, FFP related entirely to excess liquidity held by downstream correspondent bank customers of Bancorp.

Subordinated debentures

As a result of the CB acquisition, Bancorp became the 100% successor owner of the following unconsolidated trust subsidiaries: Commonwealth Statutory Trust III, Commonwealth Statutory Trust IV and Commonwealth Statutory Trust V. The sole assets of the trust subsidiaries represent the proceeds of offerings loaned in exchange for subordinated debentures with similar terms to the TPS. The TPS are treated as part of Tier 1 Capital. The subordinated note and related interest expense are included in Bancorp’s consolidated financial statements. The subordinated notes are currently redeemable at Bancorp’s option on a quarterly basis. As of December 31, 2022, subordinated notes added through the CB acquisition totaled $26 million.

FHLB advances

FHLB advances outstanding at December 31, 2022 totaled $50 million, consisting entirely of a one-week cash management advance utilized at year-end for short-term liquidity purposes. This advance represents the only FHLB advance utilized by Bancorp in 2022 and matures in early January 2023. There were no FHLB advances outstanding at December 31, 2021, as all outstanding FHLB advances either matured or were paid off by the end of the 2021.

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

Bancorp’s most liquid assets are comprised of cash and due from banks, FFS and AFS debt securities. FFS and interest bearing deposits totaled $85 million and $899 million at December 31, 2022 and December 31, 2021, respectively. The decrease experienced for the year ended December 31, 2022 is attributed to significant investment in the securities portfolio, strong organic loan growth and a general decline in deposits. FFS normally have overnight maturities while interest-bearing deposits in banks are accessible on demand. These investments are used for general daily liquidity purposes.

The fair value of the AFS debt security portfolio was $1.14 billion and $1.18 billion at December 31, 2022 and December 31, 2021 respectively. The lack of growth in AFS debt security portfolio for the year ended December 31, 2022 is attributed to both classifying securities purchased and acquired during the first quarter as HTM for general capital purposes, as well as significant market depreciation experienced on the AFS portfolio since December 31, 2021 due to rising rates. The investment portfolio (HTM and AFS) includes scheduled maturities of $54 million and cash flows on amortizing debt securities of approximately $238 million (based on assumed prepayment speeds as of December 31, 2022) expected over the next 12 months. Combined with FFS and interest bearing deposits from banks, AFS debt securities offer substantial resources to meet either loan growth or reductions in Bancorp’s deposit funding base. Bancorp pledges portions of its investment securities portfolio to secure public funds, cash balances of certain WM&T accounts and SSUAR. At December 31, 2022, total investment securities pledged for these purposes comprised 68% of the debt securities portfolio, leaving approximately $525 million of unpledged debt securities.

Bancorp’s deposit base consists mainly of core deposits, defined as time deposits less than or equal to $250,000, demand, savings, and money market deposit accounts, and excludes public funds and brokered deposits. At December 31, 2022, such deposits totaled $5.60 billion and represented 88% of Bancorp’s total deposits, as compared with $5.05 billion, or 87% of total deposits at December 31, 2021. Because these core deposits are less volatile and are often tied to other products of Bancorp through long lasting relationships, they do not place undue pressure on liquidity. Non-core deposit balances may be more sensitive to market rates, with potential decreases possibly straining Bancorp’s liquidity position.

As of December 31, 2022 and December 31, 2021, Bancorp held brokered deposits totaling $599,000 and $5 million, respectively, all of which is attributed to deposits added through acquisition-related activity over the past 12 months.

Included in total deposit balances at December 31, 2022 are $692 million in public funds generally comprised of accounts with local government agencies and public school districts in the markets in which Bancorp operates. At December 31, 2021, public funds deposits totaled $645 million, the increase over prior year being attributed to relationships added through the CB acquisition.

Bancorp is a member of the FHLB of Cincinnati. As a member of the FHLB, Bancorp has access to credit products of the FHLB. Bancorp views these borrowings as a potential low cost alternative to brokered deposits. At December 31, 2022 and December 31, 2021, available credit from the FHLB totaled $1.36 billion and $1.00 billion, respectively. Bancorp also had unsecured FFP lines with correspondent banks totaling $80 million at both December 31, 2022 and December 31, 2021, respectively. In addition, Bancorp had borrowing capacity of $20 million available through an unsecured borrowing line at the holding company as of December 31, 2022.

During the normal course of business, Bancorp enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through Bancorp’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of Bancorp’s liquidity.

Bancorp’s principal source of cash is dividends paid to it as the sole shareholder of the Bank. As discussed in the Footnote titled “Commitments and Contingent Liabilities,” as of January 1st of any year, the Bank may pay dividends in an amount equal to the Bank’s net income of the prior two years less any dividends paid for the same two years. At December 31, 2022, the Bank could pay an amount equal to $86 million in dividends to Bancorp without regulatory approval subject to ongoing capital requirements of the Bank.

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

Bancorp provides customers with off-balance sheet credit support through loan commitments and standby letters of credit. Unused loan commitments increased $372 million as of December 31, 2022 compared to December 31, 2021 consistent with the CB acquisition and strong organic growth.

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

Additional detail regarding credit-related financial instruments, including both commitments to extend credit and letters of credit at December 31, 2022 are as follows:

	Amount of commitment expiration per period
	Less than	One-three	Three-five	Over five
(in thousands)	one year	years	years	years	Total

Unused loan commitments	$980,962	$450,319	$427,265	$170,337	$2,028,883
Standby letters of credit	30,389	4,255	60	—	34,704

While separate from the ACL for loans and recorded in other liabilities on the consolidated balance sheets, the ACL for off balance sheet credit exposures also experienced an increase between December 31, 2021 and December 31, 2022. The CB acquisition resulted in a $500,000 increase to the ACL for off balance sheet credit exposures during the first quarter, with the corresponding offset recorded to goodwill (as opposed to provision for credit loss expense). Provision for credit loss expense for off balance sheet exposures of $575,000 was also recorded for the year ended December 31, 2022, driven largely by the addition of new construction loans. ACL for off balance sheet credit exposures stood at $4.5 million as of December 31, 2022 compared to $3.5 million as of December 31, 2021.

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

Required payments under such commitments at December 31, 2022 are as follows:

	Payments due by period
	Less than	One-three	Three-five	Over five
(in thousands)	one year	years	years	years	Total

Time deposit maturities	$335,095	$117,759	$19,045	$192	$472,091
FHLB advances	50,000	—	—	—	50,000
Subordinated debentures	—	—	—	26,000	26,000
Operating leases (1)	2,963	5,259	4,031	8,755	21,008
Defined benefit retirement plan	—	274	438	2,566	3,278
Other (2)	4,500	3,306	1,500	2,472	11,778

(1) Includes assumed renewals.
(2) Consists primarily of contractual requirements relating to tax credit investments and community sponsorships.

See the footnote titled “Commitments and Contingent Liabilities” for additional detail.

Capital

Information pertaining to Bancorp’s capital balances and ratios follows:

Years ended December 31, (dollars in thousands, except per share data)	2022	2021	2020

Stockholders’ equity	$760,432	$675,869	$440,701
Dividends per share	$1.14	$1.10	$1.08
Dividend payout ratio, based on basic EPS	35.19%	36.67%	41.38%

At December 31, 2022, stockholders’ equity totaled $760 million, representing an increase of $85 million, or 13%, compared to December 31, 2021. The increase for the year ended December 31, 2022 was attributed mainly to stock issued in relation to the CB acquisition, which totaled $134 million. Further, net income of $93.0 million was offset by a $108 million negative change in AOCI and $33 million in dividends declared during the year. AOCI consists of net unrealized gains or losses on AFS debt securities and a minimum pension liability, each net of income taxes. The large decline in AOCI from December 31, 2021 to December 31, 2022 was the result of the rising interest rate environment and its corresponding impact on the valuation of the AFS debt securities portfolio. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. See the “Consolidated Statement of Changes in Stockholders’ Equity” for further detail of changes in equity.

As a result of the large interest-rate driven changes in AOCI noted above, as well as acquisition-related growth, Bancorp’s TCE ratio and tangible book value per share, both non-GAAP disclosures, experienced declines between December 31, 2021 and December 31, 2022. TCE was 7.44% at December 31, 2022 compared to 8.22% at December 31, 2021, while tangible book value per share was $18.50 at December 31, 2022 compared to $20.09 at December 31, 2021. See the section titled “Non-GAAP Financial Measures” for reconcilement of non-GAAP to GAAP measures.

Bancorp increased its cash dividends declared to stockholders during 2022 to an annual dividend of $1.14, from $1.10 per share in 2021 and $1.08 in 2020. This represents a payout ratio of 35.19% based on basic EPS and an annual dividend yield of 1.75% based upon the year-end closing stock price.

In May 2021, Bancorp’s Board of Directors extended its share repurchase program authorizing the repurchase of up to 1 million shares, or approximately 4% of Bancorp’s total common shares outstanding at inception. The plan, which will expire in May 2023 unless otherwise extended or completed at an earlier date, does not obligate Bancorp to repurchase any specific dollar amount or number of shares prior to the plan’s expiration. Based on economic developments over the past year, the increased importance of capital preservation and the announcement of two acquisitions, no shares were repurchased in 2022 nor 2021. Approximately 741,000 shares remain eligible for repurchase under the current repurchase plan.

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

The following table sets forth consolidated Bancorp’s and the Bank’s risk based capital ratios:

December 31,	2022	2021

Total risk-based capital (1)
Consolidated	12.54%	12.79%
Bank	12.08	12.42

Common equity tier 1 risk-based capital (1)
Consolidated	11.47	11.94
Bank	11.01	11.56

Tier 1 risk-based capital (1)
Consolidated	11.04	11.94
Bank	11.01	11.56

Leverage
Consolidated	9.33	8.86
Bank	8.95	8.57

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

Capital ratios as of December 31, 2022 decreased compared December 31, 2021 as a result of substantial average asset and risk-weighted asset growth, driven mainly by acquisition-related activity. While pressure was placed on risk-based capital and leverage ratios due to this growth, Bancorp continues to exceed the regulatory requirements for all calculations. Bancorp and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB and the FDIC, in addition to the capital conservation buffer.

Banking regulators have categorized the Bank as well-capitalized. To meet the definition of well-capitalized for prompt corrective action requirements, a bank must have a minimum 6.5% Common Equity Tier 1 Risk-Based Capital ratio, 8.0% Tier 1 Risk-Based Capital ratio, 10.0% Total Risk-Based Capital ratio and 5.0% Tier 1 Leverage ratio.

Additionally, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, Bancorp and the Bank must hold a 2.5% capital conservation buffer composed of Common Equity Tier 1 Risk-Based Capital above the minimum risk-based capital requirements for the Common Equity Tier 1 Risk-Based Capital ratio, Tier 1 Risk-Based Capital ratio and Total Risk-Based Capital ratio necessary to be considered adequately-capitalized. At December 31, 2022, the adequately-capitalized minimums, including the capital conservation buffer, were a 7.0% Common Equity Tier 1 Risk-Based Capital ratio, 8.5% Tier 1 Risk-Based Capital ratio and 10.5% Total Risk-Based Capital ratio. Bancorp met these levels as of December 31, 2022 and 2021.

As a result of the CB acquisition, Bancorp became the 100% successor owner of the following unconsolidated trust subsidiaries: Commonwealth Statutory Trust III, Commonwealth Statutory Trust IV and Commonwealth Statutory Trust V. The sole assets of the trust subsidiaries represent the proceeds of offerings loaned in exchange for subordinated debentures with similar terms to the TPS. The TPS are treated as part of Tier 1 Capital. The subordinated note and related interest expense are included in Bancorp’s consolidated financial statements. The subordinated notes are currently redeemable at Bancorp’s option on a quarterly basis. As of December 31, 2022, subordinated notes added through the CB acquisition totaled $26 million. Further, Bancorp had borrowing capacity of $20 million available through an unsecured borrowing line of the holding company as of December 31, 2022, which was added during the first quarter to allow capital flexibility at the Bank level.

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

Interest rate swaps are valued using primarily Level 2 inputs. Fair value measurements generally based on benchmark forward yield curves and other relevant observable market data. For purposes of potential valuation adjustments to derivative positions, Bancorp evaluates the credit risk of its counterparties as well as its own credit risk. To date, Bancorp has not realized any losses due to a counterparty’s inability to perform and the change in value of derivative assets and liabilities attributable to credit risk was not significant during 2022, 2021 and 2020.

MSRs, carried in other assets and recorded at fair value upon capitalization, are amortized to correspond with estimated servicing income and are periodically assessed for impairment based on fair value at the reporting date. Fair value is based on a valuation model that calculates the present value of estimated net servicing income. The model incorporates assumptions that market participants would use in estimating future net servicing income. These measurements are classified as Level 3. At December 31, 2022 and 2021, there was no valuation allowance for MSRs, as fair value exceeded carrying value.

Loans considered to be collateral dependent are measured for impairment and, if indicated, a specific allocation is established based on the value of underlying collateral. Collateral dependent loans include non-accrual loans, individually analyzed PCD loans and loans accounted for as TDRs. For collateral dependent loans, fair value amounts represent only those loans with specific valuation allowances and loans charged down to their carrying value. At December 31, 2022 and December 31, 2021, the carrying value of collateral dependent loans measured at fair value on a non-recurring basis was $21 million and $5 million, respectively. The increase over the prior year stemmed from a large CRE relationship that was placed on non-accrual status during the year in addition to relationships added through the CB acquisition. These measurements are classified as Level 3.

OREO, which is carried in other assets at the lower of cost or fair value, is periodically assessed for impairment based on fair value at the reporting date. Fair value is commonly based on recent real estate appraisals or valuations performed by internal or external parties which use judgments and assumptions that are property-specific and sensitive to changes in the overall economic environment. Appraisals may be further discounted based on management’s historical knowledge and/or changes in market conditions from the date of the most recent appraisal. Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3. OREO is equal to the carrying value of only parcels of OREO for which carrying value equals appraised value. If a parcel of OREO has a carrying value below its appraised value, it is not considered to be carried at fair value. The losses represent write-downs which occurred during the period indicated. At December 31, 2022 and 2021, the carrying value of OREO was $677,000 and $7 million, respectively, the decline being attributed to a large CRE OREO property being sold during the third quarter of 2022.

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

Non-GAAP Financial Measures

The following table provides a reconciliation of total stockholders’ equity in accordance with GAAP to tangible stockholders’ equity (TCE), a non-GAAP disclosure. Bancorp provides the TCE per share, a non-GAAP measure, in addition to those defined by banking regulators, based on its widespread use by investors as a means to evaluate capital adequacy:

December 31, (dollars and shares in thousands, except per share data)	2022	2021

Total stockholders' equity - GAAP (a)	$760,432	$675,869
Less: Goodwill	(194,074)	(135,830)
Less: Core deposit and other intangibles	(24,990)	(5,596)
Tangible common equity - Non-GAAP (c)	$541,368	$534,443

Total assets - GAAP (b)	$7,496,261	$6,646,025
Less: Goodwill	(194,074)	(135,830)
Less: Core deposit and other intangibles	(24,990)	(5,596)
Tangible assets - Non-GAAP (d)	$7,277,197	$6,504,599

Total stockholders' equity to total assets - GAAP (a/b)	10.14%	10.17%
Tangible common equity to tangible assets - Non-GAAP (c/d)	7.44%	8.22%

Total shares outstanding (e)	29,259	26,596

Book value per share - GAAP (a/e)	$25.99	$25.41
Tangible common equity per share - Non-GAAP (c/e)	18.50	20.09

The general decline between December 31, 2021 and December 31, 2022 for the ratios displayed in the table above is attributed mainly to unrealized losses within the AFS debt securities portfolio stemming from the significant increase in interest rates for the year ended December 31, 2022, which drove a $108 million decline in AOCI and as a result, a decline in stockholders equity. Further, acquisition-related growth served to increase goodwill and total assets, which also contributed to lower ratios.

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

December 31, (dollars in thousands)	2022	2021

Total loans - GAAP (a)	$5,205,918	$4,169,303
Less: PPP loans	(18,593)	(140,734)
Total non-PPP loans - Non-GAAP (b)	$5,187,325	$4,028,569

ACL for loans (c)	$73,531	$53,898
Non-performing loans (d)	15,134	7,408
Delinquent loans (e)	16,863	11,036

ACL for loans to total loans - GAAP (c/a)	1.41%	1.29%
ACL for loans to total loans - Non-GAAP (c/b)	1.42%	1.34%

Non-performing loans to total loans - GAAP (d/a)	0.29%	0.18%
Non-performing loans to total loans - Non-GAAP (d/b)	0.29%	0.18%

Delinquent loans to total loans - GAAP (e/a)	0.32%	0.26%
Delinquent loans to total loans - Non-GAAP (e/b)	0.33%	0.27%

The efficiency ratio, a non-GAAP measure, equals total non-interest expenses divided by the sum of net interest income FTE and non-interest income. In addition to the efficiency ratio presented, Bancorp considers an adjusted efficiency ratio. Bancorp believes it is important because it provides a comparable ratio after eliminating net gains (losses) on sales and calls of investment securities, as well as net gains (losses) on sales of acquired premises and equipment and disposition of any acquired assets, if applicable, and the fluctuation in non-interest expenses related to amortization of investments in tax credit partnerships and non-recurring merger expenses.

Years ended December 31, (dollars in thousands)	2022	2021	2020

Total non-interest expenses (a)	$191,791	$142,280	$101,659
Less: Merger expenses	(19,500)	(19,025)	—
Less: Loss on disposition of LFA	(870)	—	—
Less: Amortization of investments in tax credit partnerships	(353)	(367)	(3,096)
Total non-interest expenses - Non-GAAP (c)	$171,068	$122,888	$98,563

Total net interest income, FTE	$234,267	$171,508	$136,133
Total non-interest income	89,149	65,850	51,899
Total revenue - Non-GAAP (b)	323,416	237,358	188,032
Less: (Gain)/loss on sale of premises and equipment	(4,369)	—	—
Less: (Gain)/loss on sale of securities	—	—	—
Total adjusted revenue - Non-GAAP (d)	$319,047	$237,358	$188,032

Efficiency ratio - Non-GAAP (a/b)	59.30%	59.94%	54.06%
Adjusted efficiency ratio - Non-GAAP (c/d)	53.62%	51.77%	52.42%

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Information required by this item is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

Item 8.	Financial Statements and Supplementary Data.

The following consolidated financial statements of Bancorp, and reports of independent registered public accounting firms and management are included below:

Consolidated Balance Sheets - December 31, 2022 and 2021

Consolidated Statements of Income - years ended December 31, 2022, 2021 and 2020

Consolidated Statements of Comprehensive Income (Loss) - years ended December 31, 2022, 2021 and 2020

Consolidated Statements of Changes in Stockholders’ Equity - years ended December 31, 2022, 2021 and 2020

Consolidated Statements of Cash Flows - years ended December 31, 2022, 2021 and 2020

Footnotes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm (FORVIS, LLP, Indianapolis, Indiana, PCAOB ID 686)

Management’s Report on Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2022	2021
Assets
Cash and due from banks	$82,515	$62,304
Federal funds sold and interest bearing due from banks	84,852	898,888
Total cash and cash equivalents	167,367	961,192

Mortgage loans held for sale, at fair value	2,606	8,614
Available for sale debt securities (amortized cost of $1,297,977 in 2022 and $1,190,379 in 2021, respectively)	1,144,617	1,180,298
Held to maturity debt securities (fair value of $431,833 in 2022 and $0 in 2021, respectively)	473,217	—
Federal Home Loan Bank stock, at cost	10,928	9,376
Loans	5,205,918	4,169,303
Allowance for credit losses on loans	73,531	53,898
Net loans	5,132,387	4,115,405

Premises and equipment, net	101,612	76,894
Premises held for sale	2,644	—
Bank owned life insurance	84,674	53,073
Accrued interest receivable	22,157	13,745
Goodwill	194,074	135,830
Core deposit intangibles	14,958	5,596
Customer list intangibles	10,032	—
Other assets	134,988	86,002
Total assets	$7,496,261	$6,646,025

Liabilities
Deposits:
Non-interest bearing	$1,950,198	$1,755,754
Interest bearing	4,441,054	4,031,760
Total deposits	6,391,252	5,787,514

Securities sold under agreements to repurchase	133,342	75,466
Federal funds purchased	8,789	10,374
Subordinated debentures	26,343	—
Federal Home Loan Bank advances	50,000	—
Accrued interest payable	660	300
Other liabilities	125,443	96,502
Total liabilities	6,735,829	5,970,156

Commitments and contingent liabilities (Footnote 21)

Stockholders’ equity
Preferred stock, no par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value. Authorized 40,000,000 shares; issued and outstanding 29,259,000 and 26,596,000 shares in 2022 and 2021, respectively	58,367	49,501
Additional paid-in capital	377,703	243,107
Retained earnings	439,898	391,201
Accumulated other comprehensive loss	(115,536)	(7,940)
Total stockholders’ equity	760,432	675,869
Total liabilities and equity	$7,496,261	$6,646,025

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

 Years Ended December 31, (in thousands, except per share data)

	2022	2021	2020
Interest income:
Loans, including fees	$216,138	$164,073	$137,699
Federal funds sold and interest bearing due from banks	6,018	645	738
Mortgage loans held for sale	190	249	533
Federal Home Loan Bank stock	505	262	253
Investment securities:
Taxable	27,302	11,575	8,432
Tax-exempt	1,499	272	216
Total interest income	251,652	177,076	147,871
Interest expense:
Deposits	16,412	5,627	10,478
Securities sold under agreements to repurchase	567	24	37
Federal funds purchased and other short-term borrowing	154	14	35
Subordinated debentures	1,124	—	—
Federal Home Loan Bank advances	12	337	1,400
Total interest expense	18,269	6,002	11,950
Net interest income	233,383	171,074	135,921
Provision for credit losses	10,257	(753)	18,418
Net interest income after provision expense	223,126	171,827	117,503
Non-interest income:
Wealth management and trust services	36,111	27,613	23,406
Deposit service charges	8,286	5,852	4,161
Debit and credit card income	18,623	13,456	8,480
Treasury management fees	8,590	6,912	5,407
Mortgage banking income	3,210	4,724	6,155
Net investment product sales commissions and fees	3,063	2,553	1,775
Bank owned life insurance	1,597	914	693
Gain (loss) on sale of premises and equipment	4,369	(78)	150
Other	5,300	3,904	1,672
Total non-interest income	89,149	65,850	51,899
Non-interest expenses:
Compensation	86,640	63,034	51,368
Employee benefits	16,568	13,479	11,064
Net occupancy and equipment	14,298	9,688	8,182
Technology and communication	14,897	11,145	8,732
Debit and credit card processing	5,909	4,494	2,606
Marketing and business development	5,005	4,150	2,383
Postage, printing and supplies	3,354	2,213	1,778
Legal and professional	2,943	2,583	2,392
FDIC insurance	2,758	1,847	1,217
Amortization of investments in tax credit partnerships	353	367	3,096
Capital and deposit based taxes	2,621	2,090	4,386
Merger expenses	19,500	19,025	—
Federal Home Loans Bank early termination penalty	—	474	—
Intangible amortization	5,544	770	323
Loss on disposition of LFA	870	—	—
Other	10,531	6,921	4,132
Total non-interest expenses	191,791	142,280	101,659
Income before income tax expense	120,484	95,397	67,743
Income tax expense	27,190	20,752	8,874
Net income	93,294	74,645	58,869
Less income attributed to non-controlling interest	322	—	—
Net income available to stockholders	$92,972	$74,645	$58,869
Net income per share - basic	$3.24	$3.00	$2.61
Net income per share - diluted	$3.21	$2.97	$2.59
Weighted average outstanding shares:
Basic	28,672	24,898	22,563
Diluted	28,922	25,156	22,768

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

 Years Ended December 31, (in thousands)

	2022	2021	2020
Net income	$93,294	$74,645	$58,869
Other comprehensive income (loss):
Change in unrealized gain (loss) on AFS debt securities	(143,314)	(22,337)	10,831
Change in fair value of derivatives used in cash flow hedge	—	159	(109)
Minimum pension liability adjustment	521	216	(103)
Total other comprehensive income (loss) before income tax effect	(142,793)	(21,962)	10,619
Tax effect	(35,197)	(5,281)	2,555
Total other comprehensive income (loss), net of tax	(107,596)	(16,681)	8,064
Comprehensive income (loss)	(14,302)	57,964	66,933
Less comprehensive income attributed to non-controlling interest	322	—	—
Comprehensive income (loss) available to stockholders	$(14,624)	$57,964	$66,933

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

 Years Ended December 31, 2022, 2021 and 2020

	Common stock		Additional		Accumulated other	Total
	Shares		paid-in	Retained	comprehensive	stockholders'	Non-controlling	Total
	outstanding	Amount	capital	earnings	income (loss)	equity	interest	equity

Balance, January 1, 2020	22,604	$36,207	$35,714	$333,699	$677	$406,297	$-	$406,297

2020 Activity:
Impact of adoption of ASC 326	—	—	—	(8,823)	—	(8,823)	—	(8,823)
Net income	—	—	—	58,869	—	58,869	—	58,869
Other comprehensive income	—	—	—	—	8,064	8,064	—	8,064
Stock compensation expense	—	—	3,262	—	—	3,262	—	3,262
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations	93	306	3,035	(5,831)	—	(2,490)	—	(2,490)
Cash dividends declared, $1.08 per share	—	—	—	(24,478)	—	(24,478)	—	(24,478)
Shares cancelled	(5)	(13)	(125)	138	—	—	—	—
Balance, December 31, 2020	22,692	$36,500	$41,886	$353,574	$8,741	$440,701	$-	$440,701

Balance, January 1, 2021	22,692	$36,500	$41,886	$353,574	$8,741	$440,701	$-	$440,701

2021 Activity:
Net income	—	—	—	74,645	—	74,645	—	74,645
Other comprehensive loss	—	—	—	—	(16,681)	(16,681)	—	(16,681)
Stock compensation expense	—	—	4,565	—	—	4,565	—	4,565
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations	101	334	4,841	(9,001)	—	(3,826)	—	(3,826)
Stock issued for KB acquisition	3,808	12,682	191,988	—	—	204,670	—	204,670
Cash dividends declared, $1.10 per share	—	—	—	(28,205)	—	(28,205)	—	(28,205)
Shares cancelled	(5)	(15)	(173)	188	—	—	—	—
Balance, December 31, 2021	26,596	$49,501	$243,107	$391,201	$(7,940)	$675,869	$-	$675,869

Balance, January 1, 2022	26,596	$49,501	$243,107	$391,201	$(7,940)	$675,869	$-	$675,869

2022 Activity:
Net income	—	—	—	92,972	—	92,972	322	93,294
Other comprehensive loss	—	—	—	—	(107,596)	(107,596)	—	(107,596)
Stock compensation expense	—	—	4,394	—	—	4,394	—	4,394
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations	109	364	6,221	(11,119)	—	(4,534)	—	(4,534)
Stock issued for CB acquisition	2,564	8,539	125,286	—	—	133,825	—	133,825
Non-controlling interest of acquired entity	—	—	—	—	—	—	3,094	3,094
Cash dividends declared, $1.14 per share	—	—	—	(33,311)	—	(33,311)	—	(33,311)
Shares cancelled	(10)	(37)	(533)	298	—	(272)	—	(272)
Distributions to non-controlling interest	—	—	—	—	—	—	(322)	(322)
Disposition of non-controlling interest	—	—	(772)	(143)	—	(915)	(3,094)	(4,009)
Balance, December 31, 2022	29,259	$58,367	$377,703	$439,898	$(115,536)	$760,432	$-	$760,432

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, (in thousands)

	2022	2021	2020
Cash flows from operating activities:
Net income	$93,294	$74,645	$58,869
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	10,257	(753)	18,418
Depreciation, amortization and accretion, net	20,658	11,329	9,743
Deferred income tax expense (benefit)	1,823	5,401	(7,508)
Gain on sale of mortgage loans held for sale	(521)	(3,602)	(4,713)
Origination of mortgage loans held for sale	(135,045)	(157,304)	(258,525)
Proceeds from sale of mortgage loans held for sale	145,133	177,910	249,439
Bank owned life insurance income	(1,597)	(914)	(693)
(Gain)/loss on the disposal of premises and equipment	(4,369)	78	(150)
(Gain)/loss on the sale of other real estate owned	(46)	(163)	73
Loss on disposition of LFA	870	—	—
Stock compensation expense	4,394	4,565	3,262
Excess tax benefit from share-based compensation arrangements	(1,713)	(1,482)	(452)
Net change in accrued interest receivable and other assets	(14,137)	4,007	(20,880)
Net change in accrued interest payable and other liabilities	(10,259)	(11,617)	30,242
Net cash provided by operating activities	108,742	102,100	77,125
Cash flows from investing activities:
Purchases of available for sale debt securities	(196,488)	(504,777)	(455,368)
Proceeeds from sales of acquired available for sale debt securities	2,111	91,214	—
Proceeds from maturities and paydowns of available for sale debt securities	169,499	210,052	348,736
Purchases of held to maturity debt securities	(459,183)	—	—
Proceeds from maturities and paydowns of held to maturity debt securities	145,902	—	—
Purchase of bank owned life insurance	(30,000)	—	—
Proceeds from redemption of Federal Home Loan Bank stock	2,883	8,980	—
Proceeds from the disposition of LFA	4,993	—	—
Proceeds from the sale of held for investment loans	—	—	2,794
Net change in non-PPP loans	(423,622)	(342,468)	(144,353)
Net change in PPP loans	122,141	441,987	(550,186)
Purchase of loans from broker	(82,074)	—	—
Purchases of premises and equipment	(18,441)	(4,581)	(5,458)
Proceeds from sale or disposal of premises and equipment	24,732	—	1,240
Other investment activities	(3,502)	(5,181)	(2,381)
Proceeds from sales of other real estate owned	7,168	919	258
Cash for acquisition, net of cash acquired	349,456	24,981	—
Net cash used in investing activities	(384,425)	(78,874)	(804,718)
Cash flows from financing activities:
Net change in deposits	(515,669)	759,752	854,618
Net change in securities sold under agreements to repurchase and federal funds purchased	(9,929)	15,037	16,661
Proceeds from Federal Home Loan Bank advances	50,000	30,000	100,000
Repayments of Federal Home Loan Bank advances	—	(152,744)	(148,495)
Repayment of acquired line of credit	(3,200)	—	—
Repurchase of common stock	(4,534)	(3,618)	(2,265)
Share repurchases related to compensation plans	(272)	(208)	(224)
Cash disbursements to non-controlling interest	(322)	—	—
Disposition of LFA	(915)	—	—
Cash dividends paid	(33,301)	(28,198)	(24,481)
Net cash provided by financing activities	(518,142)	620,021	795,814
Net change in cash and cash equivalents	(793,825)	643,247	68,221
Beginning cash and cash equivalents	961,192	317,945	249,724
Ending cash and cash equivalents	$167,367	$961,192	$317,945

(continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Years Ended December 31, (in thousands)

	2022	2021	2020
Supplemental cash flow information:
Interest paid	$17,909	$6,093	$12,199
Income tax paid, net of refunds	20,892	14,259	12,468
Cash paid for operating lease liabilities	3,833	2,568	2,218

Supplemental non-cash activity:
Unfunded commitments in tax credit investments	$6,517	$5,217	$8,958
Loans purchased and not settled	—	—	5,000
Due to broker	22,245	20,998	—
Dividends payable to stockholders	230	220	213
Loans transferred to OREO	587	7,136	119
Premises and equipment transferred to premises held for sale	21,662	—	—

Liabilities assumed in conjunction with acquisitions:
Fair value of assets acquired	$1,403,509	$1,389,327	$—

Cash paid in acquisition	30,994	28,276	—
Common stock issued in acquisition	133,825	204,670	—
Non-controlling interest of acquired entity	3,094	—	—
Total consideration paid	167,913	232,946	—
Liabilities assumed	$1,235,596	1,156,381	$—

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies

Nature of Operations – Stock Yards Bancorp, Inc. (“Bancorp” or “the Company”) is a FHC headquartered in Louisville, Kentucky. The accompanying consolidated financial statements include the accounts of its wholly owned subsidiaries, SYB (“the Bank”) and SYB Insurance Company, Inc. (“the Captive”). Intercompany transactions and balances are eliminated in consolidation. The consolidated financial statements of Bancorp and its subsidiaries have been prepared in conformity with GAAP and adhere to predominant practices within the banking industry.

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

Also as a result of its acquisition of Commonwealth Bancshares, Inc., Bancorp acquired a 60% interest in LFA, which is based in Bowling Green, Kentucky and provides wealth management services. LFA is consolidated into the Company. The non-controlling interest within the consolidated financial statements represents the interest in LFA not owned by Bancorp. Effective December 31, 2022, Bancorp’s partial interest in LFA was sold, resulting in a pre-tax loss of $870,000 recorded in other non-interest expense on the consolidated income statements for the year ended December 31, 2022.

Critical Accounting Policies and Estimates – To prepare financial statements in conformity with GAAP, management must make estimates and assumptions that require difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers.

Bancorp’s accounting policies are fundamental to understanding management’s discussion and analysis of our results of operations and financial condition. At December 31, 2022 and 2021, the accounting policies considered the most critical in preparing Bancorp’s consolidated financial statements is the determination of the ACL for loans and Goodwill. A detailed explanation of how Bancorp determines both the ACL for loans and Goodwill is provided within this footnote.

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

Cash and Cash Equivalents – Cash and cash equivalents include cash and due from banks, FFS and interest bearing due from banks as segregated in the accompanying consolidated balance sheets.

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

Bancorp has made a policy election to exclude accrued interest from the amortized cost basis of debt securities and reports accrued interest separately in the consolidated balance sheets. A debt security is placed on non-accrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on non-accrual is reversed against interest income. There was no accrued interest related to AFS debt securities reversed against interest income for the years ended December 31, 2022 and 2021.

ACL – AFS Debt Securities – For AFS debt securities in an unrealized loss position, Bancorp evaluates the securities to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or non-credit related factors. Any impairment that is not credit-related is recognized in AOCI, net of tax. Credit-related impairment is recognized as an ACL for AFS debt securities on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Accrued interest receivable on AFS debt securities totaled $3.8 million and $2.6 million as of December 31, 2022 and December 31, 2021, respectively, and is excluded from the estimate of credit losses. Both the ACL for AFS debt securities and the adjustment to net income may be reversed if conditions change. However, if Bancorp intends to sell an impaired AFS debt security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount would be recognized in earnings with a corresponding adjustment to the security’s amortized cost basis. Because the security’s amortized cost basis is adjusted to fair value, there is no ACL for AFS debt securities in this situation.

In evaluating AFS debt securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, Bancorp considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition, among other factors. There were no credit related factors underlying unrealized losses on AFS debt securities at December 31, 2022 and December 31, 2021, therefore, no ACL for AFS securities was recorded.

Changes in the ACL for AFS debt securities are recorded as expense. Losses are charged against the ACL for AFS debt securities when management believes the uncollectability of an AFS debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

ACL – HTM Debt Securities – Bancorp measures expected credit losses on HTM debt securities on a collective basis by major security type. Accrued interest receivable on HTM debt securities totaled $1.8 million and $0 as of December 31, 2022 and December 31, 2021, respectively, and is excluded from the ACL on HTM securities. The estimate of the ACL for HTM securities considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. As of both December 31, 2022 and December 31, 2021, no ACL for HTM securities was recorded.

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

Leases – Represents a variety of equipment leasing options to businesses.

Credit Cards – Represents revolving loans to businesses and, to a lesser extent, consumers.

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

Bancorp uses regression analysis on historical internal and peer data to determine suitable loss drivers to utilize when modeling lifetime probability of default and loss given default. This analysis also determines how expected probability of default and loss given default will react to forecasted levels of the loss drivers. For all loan pools utilizing the DCF method, management utilizes a forecasted unemployment rate as its primary loss driver, as this was determined to best correlate to historical losses.

With regard to the DCF model and the adoption of CECL effective January 1, 2020, management determined that four quarters represented a reasonable and supportable forecast period with reversion back to a historical loss rate over eight quarters on a straight-line basis. However, in response to uncertainty surrounding the magnitude and duration of the economic crisis created by the pandemic, management subsequently determined that a one-quarter forecast period with a reversion back to a historical loss rate in the following quarter was appropriate for the calculation performed at March 31, 2020. For the calculation performed at June 30, 2020, management elected to return to the four quarter forecast period with reversion back to a historical loss rate in the following quarter, which was the methodology used for all subsequent calculations through June 30, 2021. Beginning with the calculation performed as of September 30, 2021 and continuing through the calculation performed as of December 31, 2022, management concluded that increasing the reversion period back to a historical loss rate over four quarters on a straight line basis was warranted, as both current and forecasted unemployment levels have normalized.

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

Premises held for sale are also carried at cost, less accumulated depreciation and amortization. Premises held for sale represent properties owned by Bancorp that are currently listed for sale due mainly to location overlap and/or lack of necessity stemming from acquisition-related activity.

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

Currently, goodwill recorded on Bancorp’s consolidated balance sheets is attributed mainly to the Commercial Banking segment, while a portion is also attributed to the WM&T segment. Goodwill related to the KSB acquisition is deductible for tax purposes, as it was structured as an asset sale/338 election. Goodwill related to the CB and KB acquisitions is not deductible for tax purposes, as both were structured as stock sales. Based on its assessment, Bancorp believes its goodwill balances at December 31, 2022 and December 31, 2021 were not impaired and are properly recorded in the consolidated financial statements.

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

OREO is initially recorded at fair value, less estimated costs to sell, establishing a new cost basis for the asset. OREO is subsequently carried at the lower of cost or estimated fair value minus estimated selling costs. In certain situations, improvements to prepare assets for sale are capitalized if those costs increase the estimated fair value of the asset. Expenses incurred in maintaining assets, write downs to reflect subsequent declines in value, and realized gains or losses are reflected in the results of operations and are included in non-interest income and/or expense.

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

Bancorp had no fair value hedging relationships at December 31, 2022 and December 31, 2021. Bancorp does not use derivatives for trading or speculative purposes. See the Footnote titled “Interest Rate Swaps” for additional discussion.

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

Comprehensive Income (Loss) – Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from outside of the Company’s control. For Bancorp, this includes net income, changes in unrealized gains and losses on AFS debt securities and cash flow hedging instruments, net of reclassification adjustments and taxes, and minimum pension liability adjustments, net of taxes.

Loss Contingencies – Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable, and an amount or range of loss can be reasonably estimated. Management does not believe there are any outstanding matters that would have a material effect on the financial statements.

Restrictions on Cash and Cash Equivalents – Bancorp has historically been required by the FRB to maintain average reserve balances. Effective March 26, 2020, the FRB reduced the reserve requirement ratio to 0% in response to the COVID-19 pandemic, eliminating reserve requirements for all depository institutions. The reserve requirement ratio remained at 0% as of December 31, 2022.

The Company’s insurance captive maintains cash reserves to cover insurable claims. Reserves were maintained at a minimum of $200,000 as of December 31, 2022 and 2021.

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

The guidance is applicable only to contracts or hedge accounting relationships that reference LIBOR or another reference rate expected to be discontinued. Because the guidance is meant to help entities through the transition period, it will be in effect for a limited time and will not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, for which an entity has elected certain optional expedients that are retained through the end of the hedging relationship. The amendments in this ASU were effective March 12, 2020 through December 31, 2022.

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

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security should not be considered in measuring fair value. It also requires the following disclosures for equity securities subject to contractual sale restrictions: 1) the fair value of the equity security subject to contractual sale restrictions reflected in the balance sheet; 2) the nature and remaining duration of the restriction(s); and 3) the circumstances that could cause a lapse in the restriction(s). ASU 2022-03 is effective for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted. The guidance should be applied prospectively. ASU 2022-03 is not expected to have a material impact on our consolidated financial statements.

In March 2022, the FASB issued ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 eliminates the accounting guidance for TDRs in ASC 310-40, “Receivables – Troubled Debt Restructurings by Creditors” for entities that have adopted the CECL model introduced by ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2022-02 also requires that public business entities disclose current-period gross charge offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, “Financial Instruments – Credit Losses – Measured at Amortized Cost.” This guidance is effective for fiscal years beginning after December 15, 2022 and will not have a material impact on the consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in account for reference rate reform. The ASU provides optional expedients and exceptions for apply GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. In January 2021, the FASB issued ASU 2021-01, which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the transition. In December of 2022, the FASB issued ASU 2022-06, which extended the period of time preparers can utilize the reference rate reform relief guidance in Topic 848. The guidance ensures the relief in Topic 848 covers the period of time during which a significant number of modifications may take place and the ASU defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The Company continues to implement its transition plan towards cessation of LIBOR and the modification of its loans and other financial instruments with attributes that are either directly or indirectly influenced by LIBOR. The Company expects to utilize the LIBOR transition relief allowed under ASU 2020-04, ASU 2021-01 and ASU 2022-06, as applicable, and does not expect such adoption to have a material impact on the consolidated financial statements. The Company will continue to assess the impact as the reference rate transition progresses.

(2)	Cash and Due from Banks

At December 31, 2022 and 2021, Bancorp’s interest-bearing cash accounts and non-interest bearing deposits held at other financial institutions exceeded the $250,000 federally insured limits by approximately $8 million and $92 million, respectively. Each correspondent bank’s financial performance and market rating are reviewed on a quarterly basis to ensure Bancorp maintains deposits only at highly rated institutions, providing minimal risk for those exceeding federally insured limits. Bancorp had approximately $76 million and $811 million held cumulatively at the FRB and FHLB as of December 31, 2022 and December 31, 2021, which are government-sponsored entities not insured by the FDIC. The vast majority of these balances were held at the FRB.

Bancorp has historically been required to maintain an average reserve balance in cash or with the FRB relating to customer deposits. However, effective March 26, 2020, the FRB reduced the requirement ratio to 0% in response to the COVID-19 pandemic, eliminating the reserve requirements for all depository institutions. The reserve requirement remained at 0% as of December 31, 2022.

(3)	Bank Acquisitions

Commonwealth Bancshares, Inc.

On March 7, 2022, Bancorp completed its acquisition of Commonwealth Bancshares, Inc. in a combined stock and cash transaction for total consideration of $168 million. Bancorp acquired 15 retail branches, including nine in Jefferson County, four in Shelby County, and two in Northern Kentucky.

Effective December 31, 2022, management finalized the fair values of the acquired assets and assumed liabilities in advance of the 12 month post-acquisition date, as allowed by GAAP.

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

	As Recorded	Fair Value		Classification	Provisional Period	As Recorded
(in thousands)	By CB	Adjustments (1)		Adjustments (2)	Adjustments (1)	by Bancorp
Assets aquired:
Cash and due from banks	$380,450	$—		$—	$—	$380,450
Mortgage loans held for sale	3,559	—		—	—	3,559
Available for sale debt securities	247,209	(416)	a	(161,819)	—	84,974
Held to maturity debt securities (2)	—	—	a	161,819	—	161,819
Federal Home Loan Bank stock, at cost	4,436	—		—	—	4,436
Loans	645,551	(13,147)	b	—	—	632,404
Allowance for credits losses on loans	(16,102)	6,152	c	—	—	(9,950)
Net loans	629,449	(6,995)		—	—	622,454
Premises and equipment, net	28,784	4,009	d	—	—	32,793
Accrued interest receivable	1,973	—		—	—	1,973
Goodwill	5,412	(5,412)	e	—	—	—
Core deposit intangible	—	12,724	f	—	—	12,724
Customer list intangibles	—	14,360	g	—	—	14,360
Mortgage servicing rights	9,387	3,289	h	—	—	12,676
Deferred income taxes, net	—	(3,727)	i	—	—	(3,727)
Other assets	9,389	(1,065)	j	—	—	8,324
Total assets acquired	$1,320,048	$16,767		$-	$-	$1,336,815

Liabilities assumed:
Deposits:
Non-interest bearing	$302,098	$—		$—	$—	$302,098
Interest bearing	818,334	371	k	—	—	818,705
Total deposits	1,120,432	371		—	—	1,120,803

SSUAR	66,220	—		—	—	66,220
Subordinated debentures	26,806	(794)	l	—	—	26,012
Line of credit	3,200	—		—	—	3,200
Accrued interest payable	243	—		—	—	243
Other liabilities	17,822	1,296	m	—	—	19,118
Total liabilities assumed	1,234,723	873		—	—	1,235,596
Net assets acquired	$85,325	$15,894		$-	$-	$101,219

Consideration for common stock						$133,825
Cash consideration paid						30,994
Noncontrolling interest of acquired entity						3,094
Total consideration						$167,913

Goodwill						$66,694

(1)	See the following page for explanations of individual fair value/provisional period adjustments.

(2)	As of acquisition date, securities with a fair value of $162 million were classified by Bancorp as HTM.

Explanation of fair value/provisional period adjustments:

a.	Adjustment to investment securities based on Bancorp’s evaluation of the acquired portfolio.

b.	Adjustments to loans to reflect estimated fair value adjustments, including the following:

(in thousands)

Fair value adjustment - acquired non PCD loans	$(9,216)
Fair value adjustment - acquired PCD loans	(4,094)
Eliminate unrecognized loan fees on acquired loans and fair value hedge	163
Net loan fair value adjustments	$(13,147)

c.	The net adjustment to allowance for credit losses includes the following:

(in thousands)

Reversal of historical CB ACL for loans	$(16,102)
Estimate of lifetime credit losses for PCD loans	9,950
Net change in ACL for loans	$(6,152)

d.	Adjustment to premises and equipment to reflect the estimated fair value of acquired premises and equipment and right of use assets.

e.	Elimination of the historical CB goodwill.

f.	Calculation of CDI related to the acquisition.

g.	Calculation of CLI related to the acquisition.

h.	Adjustment to reflect the estimated fair value of MSRs.

i.	Adjustment to net DTAs associated with the effects of the purchase accounting adjustments.

j.	Adjustment to other assets to reflect the estimated fair value of prepaid and other assets.

k.	Adjustment to deposits to reflect the estimated fair value of time deposits in interest rates, which was based on an analysis of market interest rates and maturity dates at the time of acquisition.

l.

Adjustment to reflect the estimated fair value of subordinated debentures for differences in interest rates, which was based primarily on an analysis of market interest rates and maturity dates at the time of acquisition.

m.	Adjustment to other liabilities to establish the reserve for unfunded loan commitments under CECL, operating lease liabilities and various accrual adjustments.

Goodwill of approximately $67 million, which is the excess of the acquisition consideration over the fair value of net assets acquired, was recorded in the CB acquisition and is the result of expected operational synergies and other factors. This goodwill is attributable to the Company’s Commercial Banking and Wealth Management & Trust segments. Goodwill related to the CB acquisition is not deductible for tax purposes, as the transaction was structured as a stock sale. To the extent that management revises any of the above fair value adjustments as a result of its continuing evaluation, the amount of goodwill recorded in the CB acquisition will change.

Loans acquired that were not subject to guidance relating to PCD loans include loans with a fair value and gross contractual amounts receivable of $540 million and $549 million at the date of acquisition.

Total revenue, defined as net interest income and non-interest income, attributed to CB totaled approximately $38.6 million for the year ended December 31, 2022, respectively.

The following unaudited pro forma condensed combined financial information presents the results of operations of Bancorp, including the effects of the purchase accounting adjustments and acquisition expenses, had the CB acquisition taken place at the beginning of the period. Further, the pro forma condensed combined financial information presented below for the year ended December 31, 2021 also assumes that the KB acquisition, which actually occurred on May 31, 2021, took place at the beginning of the period.

(in thousands, except per share data) Years ended December 31,	2022	2021

Net interest income	$238,416	$218,376
Provision for credit losses (1)	5,828	(7,667)
Non-interest income	92,089	123,530
Non-interest expense (2)	182,783	200,941
Income before taxes	141,894	148,632
Income tax expense	32,212	31,443
Net income	109,682	117,189
Less net income attributed to noncontrolling interest	337	362
Net income available to stockholders	$109,345	$116,827

Earnings per share
Basic	$3.75	$4.02
Diluted	3.72	3.99

Basic weighted average shares outstanding	29,122	29,037
Diluted weighted average shares outstanding	29,386	29,295

(1) - Excludes $4.4 million in merger related credit loss expense for the year ended December 31, 2022. Excludes $7.4 million in merger related credit loss expense for the year ended December 31, 2021.

(2) - Excludes $24.1 million in pre-tax merger expenses for the year ended December 31, 2022. Excludes $18.5 million in pre-tax merger expenses for the year ended December 31, 2021.

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

	As Recorded	Fair Value		Provisional Period		As Recorded
(in thousands)	By KB	Adjustments (1)		Adjustments (1)		by Bancorp
Assets aquired:
Cash and due from banks	$53,257	$—		$—		$53,257
Mortgage loans held for sale	3,071	—		—		3,071
Available for sale debt securities	396,157	(295)	a	—		395,862
Federal Home Loan Bank stock, at cost	7,072	—		—		7,072
Loans	755,932	(757)	b	—		755,175
Allowance for credits losses on loans	(9,491)	2,734	c	—		(6,757)
Net loans	746,441	1,977		—		748,418
Premises and equipment, net	27,401	(6,361)	d	—		21,040
Bank owned life insurance	18,909	—		—		18,909
Accrued interest receivable	4,939	—		—		4,939
Goodwill	14,001	(14,001)	e	—		—
Core deposit intangible	—	3,404	f	999	f	4,403
Other real estate owned	674	(123)	g	—		551
Mortgage servicing rights	1,628	34	h	—		1,662
Deferred income taxes, net	1,856	715	i	(230)	i	2,341
Other assets	6,421	(1,866)	j	(70)	j	4,485
Total assets acquired	$1,281,827	$(16,516)		$699		$1,266,010

Liabilities assumed:
Deposits:
Non-interest bearing	$359,544	$—		$—		$359,544
Interest bearing	678,528	1,146	k	—		679,674
Total deposits	1,038,072	1,146		—		1,039,218

Securities sold under agreements to repurchase	11,360	—		—		11,360
Federal Home Loan Bank advances	88,581	2,490	l	—		91,071
Accrued interest payable	505	—		—		505
Other liabilities	16,231	(2,004)	m	—		14,227
Total liabilities assumed	1,154,749	1,632		—		1,156,381
Net assets acquired	$127,078	$(18,148)		$699		$109,629

Consideration for common stock						$204,670
Cash consideration paid						28,276
Total consideration						$232,946

Goodwill						$123,317

(1)	See the following page for explanations of individual fair value/provisional period adjustments.

Explanation of fair value/provisional period adjustments:

a.	Adjustment based on Bancorp’s evaluation of the acquired investment portfolio. Bancorp sold approximately $91 million in AFS debt securities shortly after acquisition.

b.	Adjustments to loans to reflect estimated fair value adjustments, including the following:

(in thousands)

Fair value adjustment - acquired non PCD loans	$228
Fair value adjustment - acquired PCD loans	(735)
Eliminate unrecognized loan fees on acquired loans and fair value hedge	(250)
Net loan fair value adjustments	$(757)

c.	The net adjustment to allowance for credit losses includes the following:

(in thousands)

Reversal of historical KB ACL for loans	$9,491
Estimate of lifetime credit losses for PCD loans	(6,757)
Net change in ACL for loans	$2,734

d.	Adjustment to premises and equipment to reflect the estimated fair value of acquired premises and equipment and right of use assets.

e.	Elimination of the historical KB goodwill.

f.	Calculation of CDI related to the acquisition. During the third quarter of 2021, a provisional period adjustment of $999,000 was recorded based on revised inputs used in the CDI calculation.

g.	Adjustment to reflect the estimated fair value of other real estate owned.

h.	Adjustment to reflect the estimated fair value of MSRs.

i.	Adjustment to net DTAs associated with the effects of the purchase accounting adjustments.

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

Goodwill of approximately $123 million, which is the excess of the acquisition consideration over the fair value of net assets acquired, was recorded in the KB acquisition and is the result of expected operational synergies and other factors. This goodwill is all attributable to the Company’s Commercial Banking segment. Goodwill related to the KB acquisition is not deductible for tax purposes, as the transaction was structured as a stock sale.

Loans acquired that were not subject to guidance relating to PCD loans include loans with a fair value and gross contractual amounts receivable of $724 million and $723 million at the date of acquisition.

Total revenue, defined as net interest income and non-interest income, attributed to KB totaled approximately $27.0 million for the year ended December 31, 2021, respectively.

The following unaudited pro forma condensed combined financial information presents the results of operations of Bancorp, including the effects of the purchase accounting adjustments and acquisition expenses, had the KB acquisition taken place at the beginning of 2021:

(in thousands, except per share data) Years ended December 31,	2021

Net interest income	$185,708
Provision for credit losses (1)	(7,967)
Non-interest income	72,308
Non-interest expense (2)	140,508
Income before taxes	125,475
Income tax expense	26,406
Net income	99,069

Earnings per share
Basic	$3.74
Diluted	3.70

Basic weighted average shares outstanding	26,522
Diluted weighted average shares outstanding	26,780

(1) - Excludes $7.4 million in merger related credit loss expense for the year ended December 31, 2021.

(2) -  Excludes $18.1 million in pre-tax merger expenses for the year ended December 31, 2021.

(4)	Investment Securities

Debt securities purchased in which Bancorp has the intent and ability to hold to their maturity are classified as HTM securities. All other investment securities are classified as AFS securities.

AFS Debt Securities

The following table summarizes the amortized cost, unrealized gains and losses, and fair value of Bancorp’s AFS debt securities portfolio:

(in thousands)	Amortized	Unrealized
December 31, 2022	cost	Gains	Losses	Fair value

U.S. Treasury and other U.S. Government obligations	$122,966	$-	$(7,927)	$115,039
Government sponsored enterprise obligations	149,773	290	(6,437)	143,626
Mortgage backed securities - government agencies	874,265	58	(121,585)	752,738
Obligations of states and political subdivisions	145,016	1	(17,418)	127,599
Other	5,957	-	(342)	5,615

Total available for sale debt securities	$1,297,977	$349	$(153,709)	$1,144,617

December 31, 2021

U.S. Treasury and other U.S. Government obligations	$123,753	$-	$(1,252)	$122,501
Government sponsored enterprise obligations	132,760	2,497	(236)	135,021
Mortgage backed securities - government agencies	857,283	2,495	(13,154)	846,624
Obligations of states and political subdivisions	75,488	289	(702)	75,075
Other	1,095	-	(18)	1,077

Total available for sale debt securities	$1,190,379	$5,281	$(15,362)	$1,180,298

HTM Debt Securities

The following table summarizes the amortized cost, unrecognized gains and losses, and fair value of Bancorp’s HTM debt securities portfolio:

(in thousands)	Carrying	Unrecognized
December 31, 2022	value	Gains	Losses	Fair value

U.S. Treasury and other U.S. Government obligations	$217,794	$-	$(9,166)	$208,628
Government sponsored enterprise obligations	27,507	-	(2,559)	24,948
Mortgage backed securities - government agencies	227,916	-	(29,659)	198,257
Total available for sale debt securities	$473,217	$-	$(41,384)	$431,833

Bancorp elected to classify a portion of securities purchased and acquired during the first quarter of 2022 as HTM. This election was made in an effort to lessen the impact that the rising interest rate environment has on the valuation of the AFS debt securities portfolio, and ultimately its impact on capital through AOCI. No debt securities were classified as HTM at December 31, 2021.

All investment securities classified as HTM by Bancorp as of December 31, 2022 are obligations of the U.S. Government and/or are issued by U.S. Government-sponsored agencies and have an implicit or explicit government guarantee. Therefore, no ACL has been recorded for Bancorp’s HTM securities as of December 31, 2022. Further, as of December 31, 2022, none of Bancorp’s HTM securities were in non-accrual or past due status.

Debt Securities by Contractual Maturity

A summary of AFS and HTM debt securities by contractual maturity as of December 31, 2022 follows:

	AFS Debt Securities		HTM Debt Securities
(in thousands)	Amortized cost	Fair value	Carrying value	Fair value

Due within one year	$38,868	$38,329	$15,029	$14,796
Due after one year but within five years	154,801	145,075	203,384	194,412
Due after five years but within 10 years	68,137	60,473	26,278	23,767
Due after 10 years	161,906	148,002	610	601
Mortgage backed securities - government agencies	874,265	752,738	227,916	198,257
Total available for sale debt securities	$1,297,977	$1,144,617	$473,217	$431,833

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

At December 31, 2022 and 2021, there were no holdings of debt securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

Accrued interest on the AFS and HTM securities portfolios totaled $4 million and $2 million at December 31, 2022, respectively, and was included in the consolidated balance sheets. Accrued interest on the AFS securities portfolio totaled $3 million at December 31, 2021. There were no securities classified as HTM at December 31, 2021.

AFS debt securities totaling $247 million were acquired on March 7, 2022, as a result of the CB acquisition, a portion of which were classified as HTM at acquisition. Shortly after acquisition, three securities with a total fair value of $2 million were sold, resulting in a pre-tax loss on sale of $92,000, which was recorded as a fair value adjustment through goodwill.

AFS debt securities totaling $396 million were acquired on May 31, 2021 as a result of the KB acquisition. Shortly after acquisition, 86 securities with a total fair value of $91 million were sold, resulting in a pre-tax loss on the sale $295,000, which was recorded as a fair value adjustment through goodwill.

Securities with a carrying value of $1.1 billion and $879 million were pledged at December 31, 2022 and 2021, respectively, to secure accounts of commercial depositors in cash management accounts, public deposits and uninsured cash balances for WM&T accounts. The increase between December 31, 2021 and December 31, 2022 was the result of relationships added through the CB acquisition.

Based on an evaluation of available information including security type, counterparty credit quality, past events, current conditions, and reasonable and supportable forecasts that are relevant to collectability, Bancorp has concluded that it expects to receive all contractual cash flows from each security held in its AFS and HTM debt securities portfolio. As such, no allowance or impairment was recorded with respect to investment securities as of December 31, 2022.

Unrealized and Unrecognized Loss Analysis on Debt Securities

Debt securities with unrealized and unrecognized losses at December 31, 2022 and December 31, 2021, aggregated by investment category and length of time securities have been in a continuous unrealized loss position follows:

	AFS Debt Securities
	Less than 12 months		12 months or more		Total
(in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2022	value	losses	value	losses	value	losses

U.S. Treasury and other U.S. Government obligations	$3,025	$(57)	$111,966	$(7,870)	$114,991	$(7,927)
Government sponsored enterprise obligations	99,785	(3,553)	22,484	(2,884)	122,269	(6,437)
Mortgage-backed securities - government agencies	180,263	(11,114)	567,988	(110,471)	748,251	(121,585)
Obligations of states and political subdivisions	64,165	(3,763)	56,864	(13,655)	121,029	(17,418)
Other	4,865	(213)	749	(129)	5,614	(342)

Total AFS debt securities	$352,103	$(18,700)	$760,051	$(135,009)	$1,112,154	$(153,709)

December 31, 2021

U.S. Treasury and other U.S. Government obligations	$122,501	$(1,252)	$-	$-	$122,501	$(1,252)
Government sponsored enterprise obligations	23,789	(223)	447	(13)	24,236	(236)
Mortgage-backed securities - government agencies	615,130	(10,027)	102,637	(3,127)	717,767	(13,154)
Obligations of states and political subdivisions	46,493	(686)	484	(16)	46,977	(702)
Other	957	(18)	-	-	957	(18)

Total AFS debt securities	$808,870	$(12,206)	$103,568	$(3,156)	$912,438	$(15,362)

	HTM Debt Securities
	Less than 12 months		12 months or more		Total
(in thousands)	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
December 31, 2022	value	losses	value	losses	value	losses

U.S. Treasury and other U.S. Government obligations	$208,628	$(9,166)	$-	$-	$208,628	$(9,166)
Government sponsored enterprise obligations	24,948	(2,559)	-	-	24,948	(2,559)
Mortgage-backed securities - government agencies	198,257	(29,659)	-	-	198,257	(29,659)

Total HTM debt securities	$431,833	$(41,384)	$-	$-	$431,833	$(41,384)

Applicable dates for determining when securities are in an unrealized loss position are December 31, 2022 and 2021, respectively. As such, it is possible that a security had a market value lower than its amortized cost on other days during the past 12 months, but is not in the “Less than 12 months” category above.

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

In evaluating debt securities in unrealized and unrecognized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, Bancorp considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition, among other factors. Unrealized and unrecognized losses on Bancorp’s investment securities portfolio have not been recognized as an expense because the securities are of high credit quality, and the decline in fair values is attributable to changes in the prevailing interest rate environment since the purchase date. Fair value is expected to recover as securities reach maturity and/or the interest rate environment returns to conditions similar to when these securities were purchased. These investments consisted of 547 and 227 separate investment positions as of December 31, 2022 and December 31, 2021, respectively. By dollar value, approximately 98% of the portfolio was in a loss position as of December 31, 2022 compared to 79% as of December 31, 2021. There were no credit related factors underlying unrealized and unrecognized losses on debt securities at December 31, 2022 and December 31, 2021.

(5)	Loans and ACL for Loans

Composition of loans by class follows:

December 31, (in thousands)	2022	2021

Commercial real estate - non-owner occupied	$1,397,346	$1,128,244
Commercial real estate - owner occupied	834,629	678,405
Total commercial real estate	2,231,975	1,806,649

Commercial and industrial - term	765,163	596,710
Commercial and industrial - term - PPP	18,593	140,734
Commercial and industrial - lines of credit	465,813	370,312
Total commercial and industrial	1,249,569	1,107,756

Residential real estate - owner occupied	591,515	400,695
Residential real estate - non-owner occupied	313,248	281,018
Total residential real estate	904,763	681,713

Construction and land development	445,690	299,206
Home equity lines of credit	200,725	138,976
Consumer	139,461	104,294
Leases	13,322	13,622
Credit cards	20,413	17,087
Total loans (1)	$5,205,918	$4,169,303

(1) Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs.

As a result of the CB acquisition on March 7, 2022, $632 million in loans (net of purchase accounting adjustments) were added to the portfolio. Loans totaling $755 million were added to the portfolio as a result of the KB acquisition on May 31, 2021.

Fees and costs of originating loans are deferred at origination and amortized over the life of the loan. Loan balances reported herein include deferred loan origination fees, net of deferred loan costs. At December 31, 2022 and 2021, net deferred loan origination fees exceeded deferred loan origination costs, resulting in net negative balances of $1 million and $6 million, respectively. The large change from the prior year was attributed forgiveness activity within the PPP portfolio, which resulted in the acceleration of origination fee recognition.

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

Bancorp occasionally enters into loan participation agreements with other banks in the ordinary course of business to diversify credit risk. For certain sold participation loans, Bancorp has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their share of the loan without permission from Bancorp. GAAP requires the participated portion of these loans to be recorded as secured borrowings. The participated portions of these loans are included in the C&I totals above with a corresponding liability reflected in other liabilities. At both December 31, 2022 and 2021, the total participated portions of loans of this nature totaled $5 million.

Accrued interest on loans, which is excluded from the amortized cost of loans, totaled $17 million and $11 million at December 31, 2022 and 2021, respectively, and was included in the consolidated balance sheets.

Loans with carrying amounts of $2.77 billion and $2.20 billion were pledged to secure FHLB borrowing capacity at December 31, 2022 and December 31, 2021, respectively.

Loans to directors and their related interests, including loans to companies for which directors are principal owners and executive officers are presented in the following table:

Years ended December 31, (in thousands)	2022	2021
Balance at beginning of period	$53,574	$43,091
Effect of change in composition of directors and executive officers	1,124	240
New term loans	15,000	5,000
Repayment of term loans	(1,588)	(3,671)
Changes in balances of revolving lines of credit	10,575	8,914
Balance at end of period	$78,685	$53,574

PCD Loans

In connection with the acquisitions of CB on March 7, 2022, and KB on May 31, 2021, Bancorp acquired loans both with and without evidence of credit quality deterioration subsequent to origination. Acquired loans are recorded at their fair value at the time of acquisition with no carryover from the acquired institution’s previously recorded ACL. Acquired loans are accounted for under ASC 326, Financial Instruments – Credit Losses.

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

Bancorp purchased loans through the acquisitions of CB and KB for which there was, at the time of acquisition, more-than-insignificant deterioration of credit quality since origination. The carrying amount of loans acquired and classified as PCD was as follows at the respective acquisition dates:

	CB	KB
(in thousands)	March 7, 2022	May 31, 2021

Purchase price of PCD loans at acquisition	$88,549	$32,765
ACL for loans at acquisition	(9,950)	(6,757)
Non-credit discount at acquisition	(4,094)	(735)
Fair value of PCD loans at acquisition	$74,505	$25,273

At December 31, 2022, the book balance of PCD loans acquired as a result of the CB and KB acquisitions totaled $64 million and $13 million, respectively. Interest income recognized on loans classified as PCD totaled $5.2 million and $647,000 for the years ended December 31, 2022 and 2021, respectively.

ACL for Loans

The table below reflects activity in the ACL related to loans:

(in thousands) Year ended December 31, 2022	Beginning Balance	Initial ACL for PCD Loans	Provision for Credit Losses on Loans	Charge-offs	Recoveries	Ending Balance

Commercial real estate - non-owner occupied	$15,960	$3,508	$3,173	$(37)	$37	$22,641
Commercial real estate - owner occupied	9,595	2,121	(1,061)	(41)	213	10,827
Total commercial real estate	25,555	5,629	2,112	(78)	250	33,468

Commercial and industrial - term	8,577	1,358	2,497	(724)	1,283	12,991
Commercial and industrial - lines of credit	4,802	1,874	(87)	(200)	-	6,389
Total commercial and industrial	13,379	3,232	2,410	(924)	1,283	19,380

Residential real estate - owner occupied	4,316	590	1,777	(30)	64	6,717
Residential real estate - non-owner occupied	3,677	-	(75)	(27)	22	3,597
Total residential real estate	7,993	590	1,702	(57)	86	10,314

Construction and land development	4,789	419	2,050	(72)	-	7,186
Home equity lines of credit	1,044	2	567	-	-	1,613
Consumer	772	78	750	(1,080)	638	1,158
Leases	204	-	(3)	-	-	201
Credit cards	162	-	94	(96)	51	211
Total	$53,898	$9,950	$9,682	$(2,307)	$2,308	$73,531

(in thousands) Year ended December 31, 2021	Beginning Balance	Initial ACL for PCD Loans	Provision for Credit Losses on Loans	Charge-offs	Recoveries	Ending Balance

Commercial real estate - non-owner occupied	$19,396	$1,491	$(2,031)	$(3,065)	$169	$15,960
Commercial real estate - owner occupied	6,983	2,112	1,826	(1,909)	583	9,595
Total commercial real estate	26,379	3,603	(205)	(4,974)	752	25,555

Commercial and industrial - term	8,970	1,022	(112)	(1,337)	34	8,577
Commercial and industrial - lines of credit	3,614	1,755	(567)	-	-	4,802
Total commercial and industrial	12,584	2,777	(679)	(1,337)	34	13,379

Residential real estate - owner occupied	3,389	142	1,134	(383)	34	4,316
Residential real estate - non-owner occupied	1,818	88	1,766	-	5	3,677
Total residential real estate	5,207	230	2,900	(383)	39	7,993

Construction and land development	6,119	-	(1,333)	-	3	4,789
Home equity lines of credit	895	147	1	-	1	1,044
Consumer	340	-	743	(987)	676	772
Leases	261	-	(57)	-	-	204
Credit cards	135	-	27	-	-	162
Total	$51,920	$6,757	$1,397	$(7,681)	$1,505	$53,898

(in thousands) Year ended December 31, 2020	Beginning Balance	Impact of Adopting ASC 326	Initial ACL for PCD loans	Provision for Credit Losses on Loans	Charge-offs	Recoveries	Ending Balance

Commercial real estate - non-owner occupied	$5,235	$2,946	$152	$11,194	$(143)	$12	$19,396
Commercial real estate - owner occupied	3,327	1,542	1,350	2,115	(1,351)	-	6,983
Total commercial real estate	8,562	4,488	1,502	13,309	(1,494)	12	26,379

Commercial and industrial - term	6,782	365	-	1,832	(18)	9	8,970
Commercial and industrial - lines of credit	5,657	(1,528)	-	(515)	-	-	3,614
Total commercial and industrial	12,439	(1,163)	-	1,317	(18)	9	12,584

Residential real estate - owner occupied	1,527	1,087	99	737	(79)	18	3,389
Residential real estate - non-owner occupied	947	429	-	442	(2)	2	1,818
Total residential real estate	2,474	1,516	99	1,179	(81)	20	5,207

Construction and land development	2,105	3,056	-	902	-	56	6,119
Home equity lines of credit	728	114	-	53	-	-	895
Consumer	100	264	34	91	(508)	359	340
Leases	237	(4)	-	28	-	-	261
Credit cards	146	(50)	-	39	-	-	135
Total	$26,791	$8,221	$1,635	$16,918	$(2,101)	$456	$51,920

The following tables present the amortized cost basis of non-performing loans and the amortized cost basis of loans on non-accrual status for which there was no related ACL losses as of December 31, 2022 and 2021:

(in thousands) December 31, 2022	Non-accrual Loans With No Recorded ACL	Total Non-accrual	Troubled Debt Restructurings (1)	Past Due 90-Days- or-More and Still Accruing Interest

Commercial real estate - non-owner occupied	$—	$7,707	$—	$78
Commercial real estate - owner occupied	1,370	2,525	—	—
Total commercial real estate	1,370	10,232	—	78

Commercial and industrial - term	403	1,182	—	259
Commercial and industrial - PPP	—	21	—	28
Commercial and industrial - lines of credit	273	348	—	300
Total commercial and industrial	676	1,551	—	587

Residential real estate - owner occupied	249	1,801	—	—
Residential real estate - non-owner occupied	—	219	—	220
Total residential real estate	249	2,020	—	220

Construction and land development	—	—	—	—
Home equity lines of credit	—	205	—	—
Consumer	—	234	—	—
Leases	—	—	—	—
Credit cards	—	—	—	7
Total	$2,295	$14,242	$—	$892

(1) Does not include TDRs reflected in the non-accrual column.

	Non-accrual Loans			Past Due 90-Days-
(in thousands)	With No	Total	Troubled Debt	or-More and Still
December 31, 2021	Recorded ACL	Non-accrual	Restructurings (1)	Accruing Interest

Commercial real estate - non-owner occupied	$486	$720	$—	$—
Commercial real estate - owner occupied	665	1,748	—	—
Total commercial real estate	1,151	2,468	—	—

Commercial and industrial - term	419	670	12	—
Commercial and industrial - PPP	—	—	—	592
Commercial and industrial - lines of credit	—	228	—	56
Total commercial and industrial	419	898	12	648

Residential real estate - owner occupied	805	1,997	—	36
Residential real estate - non-owner occupied	—	293	—	—
Total residential real estate	805	2,290	—	36

Construction and land development	—	—	—	—
Home equity lines of credit	—	646	—	—
Consumer	—	410	—	—
Leases	—	—	—	—
Credit cards	—	—	—	—
Total	$2,375	$6,712	$12	$684

(1) Does not include TDRs reflected in the non-accrual column.

For the years ended December 31, 2022 and 2021, the amount of accrued interest income previously recorded as revenue and subsequently reversed due to the change in accrual status was immaterial.

For the years ended December 31, 2022 and 2021, no interest income was recognized on loans on non-accrual status.

The following table presents the amortized cost basis and ACL allocated for collateral dependent loans, which are individually evaluated to determine expected credit losses:

(in thousands) December 31, 2022	Real Estate	Accounts Receivable / Equipment	Other	Total	ACL Allocation

Commercial real estate - non-owner occupied	$14,764	$-	$-	$14,764	$2,652
Commercial real estate - owner occupied	4,415	-	-	4,415	846
Total commercial real estate	19,179	-	-	19,179	3,498

Commercial and industrial - term	39	2,207	-	2,246	1,205
Commercial and industrial - lines of credit	422	2,821	-	3,243	761
Total commercial and industrial	461	5,028	-	5,489	1,966

Residential real estate - owner occupied	2,199	-	-	2,199	222
Residential real estate - non-owner occupied	415	-	-	415	116
Total residential real estate	2,614	-	-	2,614	338

Construction and land development	-	-	-	-	-
Home equity lines of credit	205	-	-	205	-
Consumer	-	-	219	219	20
Leases	-	-	-	-	-
Credit cards	-	-	-	-	-
Total collateral dependent loans	$22,459	$5,028	$219	$27,706	$5,822

(in thousands) December 31, 2021	Real Estate	Accounts Receivable / Equipment	Other	Total	ACL Allocation

Commercial real estate - non-owner occupied	$720	$-	$-	$720	$-
Commercial real estate - owner occupied	7,652	-	-	7,652	1,652
Total commercial real estate	8,372	-	-	8,372	1,652

Commercial and industrial - term	-	598	-	598	-
Commercial and industrial - lines of credit	-	200	-	200	-
Total commercial and industrial	-	798	-	798	-

Residential real estate - owner occupied	1,997	-	-	1,997	-
Residential real estate - non-owner occupied	502	-	-	502	116
Total residential real estate	2,499	-	-	2,499	116

Construction and land development	-	-	-	-	-
Home equity lines of credit	646	-	-	646	-
Consumer	-	-	247	247	-
Leases	-	-	-	-	-
Credit cards	-	-	-	-	-
Total collateral dependent loans	$11,517	$798	$247	$12,562	$1,768

There have been no significant changes to the types of collateral securing Bancorp’s collateral dependent loans.

The following tables present the aging of contractually past due loans by portfolio class:

(in thousands)		30-59 days	60-89 days	90 or more	Total	Total
December 31, 2022	Current	Past Due	Past Due	Days Past Due	Past Due	Loans

Commercial real estate - non-owner occupied	$1,393,016	$3,404	$460	$466	$4,330	$1,397,346
Commercial real estate - owner occupied	831,731	225	2,592	81	2,898	834,629
Total commercial real estate	2,224,747	3,629	3,052	547	7,228	2,231,975

Commercial and industrial - term	763,793	157	292	921	1,370	765,163
Commercial and industrial - term - PPP	17,719	748	77	49	874	18,593
Commercial and industrial - lines of credit	464,494	389	300	630	1,319	465,813
Total commercial and industrial	1,246,006	1,294	669	1,600	3,563	1,249,569

Residential real estate - owner occupied	587,830	1,613	974	1,098	3,685	591,515
Residential real estate - non-owner occupied	312,249	373	331	295	999	313,248
Total residential real estate	900,079	1,986	1,305	1,393	4,684	904,763

Construction and land development	445,618	—	72	—	72	445,690
Home equity lines of credit	200,036	566	40	83	689	200,725
Consumer	138,846	342	85	188	615	139,461
Leases	13,322	—	—	—	—	13,322
Credit cards	20,401	3	2	7	12	20,413
Total	$5,189,055	$7,820	$5,225	$3,818	$16,863	$5,205,918

(in thousands)		30-59 days	60-89 days	90 or more	Total	Total
December 31, 2021	Current	Past Due	Past Due	Days Past Due	Past Due	Loans

Commercial real estate - non-owner occupied	$1,127,448	$-	$81	$715	$796	$1,128,244
Commercial real estate - owner occupied	677,231	360	327	487	1,174	678,405
Total commercial real estate	1,804,679	360	408	1,202	1,970	1,806,649

Commercial and industrial - term	595,070	1,032	44	564	1,640	596,710
Commercial and industrial - term - PPP	139,718	128	296	592	1,016	140,734
Commercial and industrial - lines of credit	369,963	271	22	56	349	370,312
Total commercial and industrial	1,104,751	1,431	362	1,212	3,005	1,107,756

Residential real estate - owner occupied	397,415	1,399	137	1,744	3,280	400,695
Residential real estate - non-owner occupied	280,257	403	258	100	761	281,018
Total residential real estate	677,672	1,802	395	1,844	4,041	681,713

Construction and land development	299,206	—	—	—	—	299,206
Home equity lines of credit	138,141	279	47	509	835	138,976
Consumer	103,109	724	102	359	1,185	104,294
Leases	13,622	—	—	—	—	13,622
Credit cards	17,087	—	—	—	—	17,087
Total	$4,158,267	$4,596	$1,314	$5,126	$11,036	$4,169,303

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

Management considers the guidance in ASC 310-20 when determining whether a modification, extension, or renewal of loan constitutes a current period origination. Current period renewals of credit are re-underwritten at the point of renewal and considered current period originations for purposes of the table below. Bancorp has elected not to disclose revolving loans that have converted to term loans, as activity relating to this disclosure, which is included in the tables is currently immaterial to Bancorp’s loan portfolio and is expected to be in the future. As of December 31, 2022, the risk rating of loans based on year of origination was as follows:

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving loans amortized
December 31, 2022	2022	2021	2020	2019	2018	Prior	cost basis	Total

Commercial real estate - non-owner occupied:
Risk rating
Pass	$338,460	$380,612	$264,833	$128,407	$76,359	$139,095	$24,875	$1,352,641
OAEM	-	2,006	-	3,534	-	5,414	-	10,954
Substandard	1,381	1,012	3,744	19,574	-	233	100	26,044
Substandard non-performing	-	-	-	-	-	7,707	-	7,707
Doubtful	-	-	-	-	-	-	-	-
Total Commercial real estate non-owner occupied	$339,841	$383,630	$268,577	$151,515	$76,359	$152,449	$24,975	$1,397,346

Commercial real estate - owner occupied:
Risk rating
Pass	$165,711	$202,599	$194,052	$104,148	$60,899	$74,356	$13,062	$814,827
OAEM	2,895	1,777	4,540	1,891	676	216	510	12,505
Substandard	-	1,152	-	1,623	1,928	69	-	4,772
Substandard non-performing	1,533	911	-	-	-	81	-	2,525
Doubtful	-	-	-	-	-	-	-	-
Total Commercial real estate owner occupied	$170,139	$206,439	$198,592	$107,662	$63,503	$74,722	$13,572	$834,629

Commercial and industrial - term:
Risk rating
Pass	$357,470	$210,906	$90,063	$39,068	$29,901	$27,354	$-	$754,762
OAEM	3,835	2,935	-	303	1,426	-	-	8,499
Substandard	178	-	-	201	-	341	-	720
Substandard non-performing	539	39	486	101	17	-	-	1,182
Doubtful	-	-	-	-	-	-	-	-
Total Commercial and industrial - term	$362,022	$213,880	$90,549	$39,673	$31,344	$27,695	$-	$765,163

Commercial and industrial - PPP
Risk rating
Pass	$-	$14,212	$4,047	$-	$-	$-	$-	$18,259
OAEM	-	-	313	-	-	-	-	313
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	21	-	-	-	-	21
Doubtful	-	-	-	-	-	-	-	-
Total Commercial and industrial - PPP	$-	$14,212	$4,381	$-	$-	$-	$-	$18,593

(continued)

(continued)

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving loans amortized
December 31, 2022	2022	2021	2020	2019	2018	Prior	cost basis	Total

Commercial and industrial -lines of credit
Risk rating
Pass	$54,948	$13,999	$991	$9,179	$1,188	$1,033	$367,688	$449,026
OAEM	-	-	-	-	-	366	12,491	12,857
Substandard	-	-	905	1,915	-	-	762	3,582
Substandard non-performing	-	-	-	273	-	-	75	348
Doubtful	-	-	-	-	-	-	-	-
Total Commercial and industrial - lines of credit	$54,948	$13,999	$1,896	$11,367	$1,188	$1,399	$381,016	$465,813

Residential real estate -owner occupied
Risk rating
Pass	$188,765	$189,007	$96,818	$28,316	$15,281	$70,556	$-	$588,743
OAEM	360	96	-	70	-	-	-	526
Substandard	18	-	10	-	140	277	-	445
Substandard non-performing	65	191	70	292	122	1,061	-	1,801
Doubtful	-	-	-	-	-	-	-	-
Total Residential real estate -owner occupied	$189,208	$189,294	$96,898	$28,678	$15,543	$71,894	$-	$591,515

Residential real estate -non-owner occupied
Risk rating
Pass	$97,313	$83,458	$55,787	$34,304	$19,300	$21,720	$-	$311,882
OAEM	15	-	115	271	124	290	-	815
Substandard	-	-	-	-	-	332	-	332
Substandard non-performing	86	21	-	-	-	112	-	219
Doubtful	-	-	-	-	-	-	-	-
Total Residential real estate -non-owner occupied	$97,414	$83,479	$55,902	$34,575	$19,424	$22,454	$-	$313,248

Construction and land development
Risk rating
Pass	$257,559	$99,204	$45,427	$580	$5,959	$1,123	$30,378	$440,230
OAEM	-	-	-	-	-	-	999	999
Substandard	4,461	-	-	-	-	-	-	4,461
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Construction and land development	$262,020	$99,204	$45,427	$580	$5,959	$1,123	$31,377	$445,690

Home equity lines of credit
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$200,481	$200,481
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	39	39
Substandard non-performing	-	-	-	-	-	-	205	205
Doubtful	-	-	-	-	-	-	-	-
Total Home equity lines of credit	$-	$-	$-	$-	$-	$-	$200,725	$200,725

(continued)

(continued)

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving loans amortized
December 31, 2022	2022	2021	2020	2019	2018	Prior	cost basis	Total

Consumer
Risk rating
Pass	$27,308	$18,396	$5,536	$5,450	$2,270	$1,621	$78,646	$139,227
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	21	56	40	62	9	31	15	234
Doubtful	-	-	-	-	-	-	-	-
Total Consumer	$27,329	$18,452	$5,576	$5,512	$2,279	$1,652	$78,661	$139,461

Leases
Risk rating
Pass	$4,643	$4,344	$2,589	$535	$576	$635	$-	$13,322
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Leases	$4,643	$4,344	$2,589	$535	$576	$635	$-	$13,322

Credit cards
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$20,413	$20,413
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Credit cards	$-	$-	$-	$-	$-	$-	$20,413	$20,413

Total loans
Risk rating
Pass	$1,492,177	$1,216,737	$760,143	$349,987	$211,733	$337,493	$735,543	$5,103,813
OAEM	7,105	6,814	4,968	6,069	2,226	6,286	14,000	47,468
Substandard	6,038	2,164	4,659	23,313	2,068	1,252	901	40,395
Substandard non-performing	2,244	1,218	617	728	148	8,992	295	14,242
Doubtful	-	-	-	-	-	-	-	-
Total Loans	$1,507,564	$1,226,933	$770,387	$380,097	$216,175	$354,023	$750,739	$5,205,918

As of December 31, 2021, the risk rating of loans based on year of origination was as follows:

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving loans amortized
December 31, 2021	2021	2020	2019	2018	2017	Prior	cost basis	Total

Commercial real estate - non-owner occupied:
Risk rating
Pass	$381,014	$298,177	$134,286	$86,638	$85,110	$81,635	$19,465	$1,086,325
OAEM	3,186	2,666	19,784	-	353	1,619	248	27,856
Substandard	4,174	1,440	-	-	-	7,629	100	13,343
Substandard non-performing	-	39	78	-	592	11	-	720
Doubtful	-	-	-	-	-	-	-	-
Total Commercial real estate non-owner occupied	$388,374	$302,322	$154,148	$86,638	$86,055	$90,894	$19,813	$1,128,244

Commercial real estate - owner occupied:
Risk rating
Pass	$203,545	$192,322	$91,078	$75,062	$33,713	$44,364	$9,236	$649,320
OAEM	1,681	1,480	3,568	469	1,506	124	570	9,398
Substandard	5,051	3,605	5,985	1,275	627	-	1,396	17,939
Substandard non-performing	1,259	-	-	-	32	457	-	1,748
Doubtful	-	-	-	-	-	-	-	-
Total Commercial real estate owner occupied	$211,536	$197,407	$100,631	$76,806	$35,878	$44,945	$11,202	$678,405

Commercial and industrial - term:
Risk rating
Pass	$283,150	$143,211	$58,988	$52,388	$26,081	$24,421	$-	$588,239
OAEM	738	86	254	3,382	8	-	-	4,468
Substandard	170	42	2,667	176	111	167	-	3,333
Substandard non-performing	-	543	72	55	-	-	-	670
Doubtful	-	-	-	-	-	-	-	-
Total Commercial and industrial -term	$284,058	$143,882	$61,981	$56,001	$26,200	$24,588	$-	$596,710

Commercial and industrial - PPP
Risk rating
Pass	$128,409	$12,325	$-	$-	$-	$-	$-	$140,734
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Commercial and industrial - PPP	$128,409	$12,325	$-	$-	$-	$-	$-	$140,734

(continued)

(continued)

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving loans amortized
December 31, 2021	2021	2020	2019	2018	2017	Prior	cost basis	Total

Commercial and industrial - lines of credit
Risk rating
Pass	$33,875	$8,352	$11,103	$1,039	$207	$193	$303,682	$358,451
OAEM	-	-	-	-	-	-	6,355	6,355
Substandard	-	-	1,916	-	1,549	-	1,813	5,278
Substandard non-performing	-	-	-	-	-	-	228	228
Doubtful	-	-	-	-	-	-	-	-
Total Commercial and industrial - lines of credit	$33,875	$8,352	$13,019	$1,039	$1,756	$193	$312,078	$370,312

Residential real estate - owner occupied
Risk rating
Pass	$176,487	$99,936	$31,327	$17,259	$16,599	$56,639	$-	$398,247
OAEM	101	-	174	-	-	-	-	275
Substandard	-	-	-	-	108	68	-	176
Substandard non-performing	164	103	136	230	714	650	-	1,997
Doubtful	-	-	-	-	-	-	-	-
Total Residential real estate - owner occupied	$176,752	$100,039	$31,637	$17,489	$17,421	$57,357	$-	$400,695

Residential real estate - non-owner occupied
Risk rating
Pass	$94,482	$78,785	$46,177	$27,494	$16,171	$15,909	$-	$279,018
OAEM	352	126	281	132	-	462	-	1,353
Substandard	-	-	-	-	-	354	-	354
Substandard non-performing	103	-	45	28	-	117	-	293
Doubtful	-	-	-	-	-	-	-	-
Total Residential real estate - non-owner occupied	$94,937	$78,911	$46,503	$27,654	$16,171	$16,842	$-	$281,018

Construction and land development
Risk rating
Pass	$160,696	$99,699	$16,665	$6,262	$1,890	$1,156	$12,736	$299,104
OAEM	-	-	-	-	102	-	-	102
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Construction and land development	$160,696	$99,699	$16,665	$6,262	$1,992	$1,156	$12,736	$299,206

Home equity lines of credit
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$138,239	$138,239
OAEM	-	-	-	-	-	-	91	91
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	646	646
Doubtful	-	-	-	-	-	-	-	-
Total Home equity lines of credit	$-	$-	$-	$-	$-	$-	$138,976	$138,976

(continued)

(continued)

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving loans amortized
December 31, 2021	2021	2020	2019	2018	2017	Prior	cost basis	Total

Consumer
Risk rating
Pass	$23,866	$9,316	$5,014	$1,260	$555	$646	$63,227	$103,884
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	55	304	30	11	-	4	6	410
Doubtful	-	-	-	-	-	-	-	-
Total Consumer	$23,921	$9,620	$5,044	$1,271	$555	$650	$63,233	$104,294

Leases
Risk rating
Pass	$5,375	$3,596	$1,375	$1,331	$406	$1,539	$-	$13,622
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Leases	$5,375	$3,596	$1,375	$1,331	$406	$1,539	$-	$13,622

Credit cards
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$17,087	$17,087
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Credit cards	$-	$-	$-	$-	$-	$-	$17,087	$17,087

Total loans
Risk rating
Pass	$1,490,899	$945,719	$396,013	$268,733	$180,732	$226,502	$563,672	$4,072,270
OAEM	6,058	4,358	24,061	3,983	1,969	2,205	7,264	49,898
Substandard	9,395	5,087	10,568	1,451	2,395	8,218	3,309	40,423
Substandard non-performing	1,581	989	361	324	1,338	1,239	880	6,712
Doubtful	-	-	-	-	-	-	-	-
Total Loans	$1,507,933	$956,153	$431,003	$274,491	$186,434	$238,164	$575,125	$4,169,303

For certain loan classes, such as credit cards, credit quality is evaluated based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in credit cards based on payment activity:

(in thousands)
December 31,	2022	2021

Credit cards
Performing	$20,413	$17,087
Non-performing	—	—
Total credit cards	$20,413	$17,087

Troubled Debt Restructurings

Detail of outstanding TDRs included in total non-performing loans follows:

	December 31, 2022			December 31, 2021
		Specific	Additional		Specific	Additional
		reserve	commitment		reserve	commitment
(in thousands)	Balance	allocation	to lend	Balance	allocation	to lend

Commercial real estate - owner occupied	$850	$202	$—	$950	$202	$—
Commercial and industrial - term	—	—	—	12	12	—
Total TDRs	$850	$202	$—	$962	$214	$—

At December 31, 2022, Bancorp had one loan classified as a TDR, the balance of which was $850,000. Bancorp had two loans classified as TDR at December 31, 2021, the balances of which were $950,000 and $12,000, respectively, the latter of which was paid off during the year ended December 31, 2022.

During the year ended December 31, 2022, there were no loans modified as TDRs and there were no payment defaults of existing TDRs within 12 months following modification. Default is determined at 90 or more days past due, charge-off, or foreclosure. During the year ended December 31, 2021, one CRE loan, which was acquired through the KB acquisition, was modified as a TDR. The loan had a pre- and post-modification investment of $2 million and $950,000, respectively. The borrower was given a payment concession through a change in terms in an effort to enable the borrower to fulfill the loan agreement and has paid as contracted under the modification as of December 31, 2021. The TDR described above decreased the allowance for credit losses on loans by $548,000, which was the amount charged off in relation to this note, for the year ended December 31, 2021. This TDR paid as contracted under the modification for the year ended December 31, 2022.

At December 31, 2022 and December 31, 2021, Bancorp had residential real estate loans for which formal foreclosure proceedings were in process totaling $317,000 and $917,000, respectively.

(6)	Premises and Equipment and Premises Held for Sale

A summary of premises and equipment follows:

December 31, (in thousands)	2022	2021

Land	$23,011	$15,981
Buildings and improvements	72,322	61,908
Furniture and equipment	25,367	22,420
Construction in progress	1,660	2,723
Right-of-use operating lease asset	19,694	14,958

Total	142,054	117,990

Accumulated depreciation and amortization	(40,442)	(41,096)

Total premises and equipment	$101,612	$76,894

Depreciation expense related to premises and equipment was $6.5 million in 2022, $4.8 million in 2021 and $4.4 million in 2020, respectively.

Premises and equipment are presented on the consolidated balance sheets net of related depreciation on the respective assets as well as fair value adjustments associated with purchase accounting. Premises and equipment increased $25 million between December 31, 2021 and December 31, 2022, driven largely by the CB acquisition. As a result of the CB acquisition, 15 branches were acquired, four of which were closed shortly acquisition as a result of overlapping with existing locations of the Bank. By comparison, the 2021 acquisition of KB resulted in the addition of 19 locations. Bancorp’s branch network currently consists of 73 locations throughout Louisville, central, eastern and northern, Kentucky, as well as the Indianapolis, Indiana and Cincinnati, Ohio markets.

In addition to the premises and equipment detailed above, premises held for sale totaling $2.6 million are also recorded on Bancorp’s consolidated balance sheets as of December 31, 2022, which consists of three vacant parcels of land, one branch acquired from CB and one legacy SYB branch.

Bancorp has operating leases for various branch locations with terms ranging from approximately eight months to 17 years, some of which include options to extend the leases in five-year increments. A total of four operating leases were added in 2022 as a result of the CB acquisition. By comparison, a total of seven operating leases were added as a result of the 2021 KB acquisition. Options reasonably expected to be exercised are included in determination of the right-of-use asset. Bancorp elected to use a practical expedient to expense short-term lease obligations associated with leases with original terms of 12 months or less. Bancorp elected not to separate non-lease components from lease components for its operating leases. The right-of-use lease asset and operating lease liability are recorded in premises and equipment and other liabilities on the consolidated balance sheet.

Balance sheet, income statement, and cash flow detail regarding operating leases follows:

December 31, (dollars in thousands)	2022	2021

Balance Sheet
Operating lease right-of-use asset	$19,694	$14,958
Operating lease liability	21,008	16,408

Weighted average remaining lease term (years)	9.0	9.4
Weighted average discount rate	2.57%	3.02%

Maturities of lease liabilities:
One year or less	$3,453	$2,634
Year two	3,293	2,673
Year three	2,739	2,408
Year four	2,339	1,924
Year five	2,245	1,608
Greater than five years	9,559	7,699
Total lease payments	$23,628	$18,946
Less imputed interest	2,620	2,538
Total	$21,008	$16,408

Years ended December 31, (in thousands)	2022	2021	2020

Income Statement
Components of lease expense:
Operating lease cost	$3,077	$2,239	$1,896
Variable lease cost	237	227	180
Less sublease income	96	95	54
Total lease cost	$3,218	$2,371	$2,022

Years ended December 31, (in thousands)	2022	2021	2020

Cash flow Statement
Supplemental cash flow information:
Operating cash flows from operating leases	$3,833	$2,568	$2,218

As of December 31, 2022 Bancorp had not entered into any lease agreements that had yet to commence.

(7)	Goodwill

As of December 31, 2022, goodwill totaled $194 million, of which $172 million is attributed to the commercial banking segment and $22 million is attributed to WM&T. Goodwill of $67 million was added through the CB acquisition, $8.5 million of which was subsequently written off as a result of Bancorp selling its interest in LFA effective December 31, 2022. Effective December 31, 2022, management finalized the fair values of the acquired assets and assumed liabilities associated with the CB acquisition in advance of the 12 month post-acquisition date, as allowed by GAAP.

The composition of goodwill is presented by respective acquisition and acquisition year below:

	December 31,	December 31,
(in thousands)	2022	2021
Commonwealth Bancshares (2022)	$58,244	$—
Kentucky Bancshares (2021)	123,317	123,317
King Southern Bancorp (2019)	11,831	11,831
Austin State Bank (1996)	682	682
Total	$194,074	$135,830

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

Changes in the carrying value of goodwill follows:

Years ended December 31, (in thousands)	2022	2021	2020
Balance at beginning of period	$135,830	$12,513	$12,513
Goodwill recorded from acquisitions	66,694	124,016	—
Provisional period adjustments	—	(699)	—
Disposition of LFA	(8,450)	—	—
Impairment	—	—	—
Balance at end of period	$194,074	$135,830	$12,513

(8)	Core Deposit and Customer List Intangible Assets

Bancorp recorded CDI assets of $13 million, $4 million, $2 million and $3 million in association with the acquisition of CB in 2022, KB in 2021, KSB in 2019 and TBOC in 2013, respectively.

Changes in the net carrying amount of CDI assets follow:

Years ended December 31, (in thousands)	2022	2021	2020

Balance at beginning of period	$5,596	$1,962	$2,285
Additions from acquisitions	12,724	3,404	—
Provisional period adjustments	—	999	—
Amortized to expense	(3,362)	(769)	(323)
Balance at end of period	$14,958	$5,596	$1,962

As a result of the CB acquisition, Bancorp also recorded intangible assets totaling $14 million associated with the customer lists of the acquired WM&T and LFA businesses. Of this total, $12 million was recorded for WM&T and $2 million was recorded for LFA. Similar to CDI assets, these intangibles also amortize over their estimated useful lives. No such activity was recorded for the years ended December 31, 2021 and 2020.

As previously noted, Bancorp’s interest in LFA was sold effective December 31, 2022. As a result, the remaining CLI associated with LFA was written off at the date of sale and ultimately reflected as a component of the $870,000 pre-tax loss on the disposition of LFA that was recorded on Bancorp’s consolidated income statements for the year ended December 31, 2022.

The carrying amount of the CLI assets follows:

Year ended December 31, (in thousands)	2022
Balance at beginning of period	$-
Additions from acquisitions	14,360
Provisional period adjustments	—
Disposition of LFA	(2,146)
Amortized to expense	(2,182)
Balance at end of period	$10,032

Future CDI and CLI amortization expense is estimated as follows:

(in thousands)	CDI	CLI
2023	$3,015	$1,672
2024	2,686	1,520
2025	2,375	1,368
2026	2,063	1,216
2027	1,752	1,064
2028	1,339	912
2029	888	760
2030	576	608
2031	264	456
2032	-	304
2033	-	152
Total future expense	$14,958	$10,032

(9)	Other Assets

A summary of major components of other assets follows:

December 31, (in thousands)	2022	2021

Cash surrender value of life insurance other than BOLI	$15,496	$17,875
Net deferred tax asset	54,145	24,340
Investments in tax credit partnerships	13,969	11,084
Swap assets	10,727	3,148
Prepaid assets	5,721	4,469
Trust fee receivable	3,354	2,868
Mortgage servicing rights	15,219	4,528
Other real estate owned	677	7,212
Other	15,680	10,478
Total other assets	$134,988	$86,002

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

For additional information related to MSRs, see the footnote titled “Mortgage Banking Activities.”

(10)	Income Taxes

Components of income tax expense (benefit) from operations follows:

Years Ended December 31, (in thousands)	2022	2021	2020
Current income tax expense:
Federal	$22,405	$13,292	$15,474
State	2,962	2,059	908
Total current income tax expense	25,367	15,351	16,382

Deferred income tax expense (benefit):
Federal	(513)	3,318	(5,398)
State	2,336	2,176	(2,082)
Total deferred income tax expense (benefit)	1,823	5,494	(7,480)
Change in valuation allowance	-	(93)	(28)
Total income tax expense	$27,190	$20,752	$8,874

Components of income tax (benefit) expense recorded directly to stockholders’ equity were as follows:

Years Ended December 31, (in thousands)	2022	2021	2020
Unrealized gain (loss) on securities available for sale	$(35,323)	$(5,371)	$2,607
Unrealized gain (loss) on derivatives	-	38	(27)
Minimum pension liability adjustment	126	52	(25)
Total income tax (benefit) expense recorded directly to stockholders' equity	$(35,197)	$(5,281)	$2,555

An analysis of the difference between statutory and ETRs from operations follows:

Years Ended December 31,	2022	2021	2020
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	3.5	3.5	0.8
Excess tax benefits from stock-based compensation arrangements	(1.0)	(1.1)	(0.7)
Change in cash surrender value of life insurance	0.2	(0.8)	(0.8)
Tax credits	(0.2)	(0.3)	(5.5)
Kentucky state income tax enactments	—	—	(2.2)
Tax exempt interest income	(0.6)	(0.4)	(0.3)
Non-deductible merger expenses	0.1	0.4	—
Insurance captive	(0.3)	(0.2)	—
Amortization of investment in tax credit partnerships	0.1	0.1	1.0
Other, net	(0.2)	(0.4)	(0.2)
Effective tax rate	22.6%	21.8%	13.1%

Current state income tax expense for 2022 and 2021 represents tax owed to the state of Kentucky, Indiana and Illinois. Prior to 2021, Kentucky state bank taxes were based on capital levels and were previously recorded as other non-interest expense. Ohio state bank taxes are based on capital levels and are recorded as other non-interest expense.

The state of Kentucky passed legislation in 2019 that required financial institutions to transition from a capital based franchise tax to the Kentucky corporate income tax beginning in 2021 and allows entities filing a combined Kentucky income tax return to share certain tax attributes, including net operating loss carryforwards.

GAAP provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns. If recognized, tax benefits would reduce tax expense and accordingly, increase net income. The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current year tax positions, expiration of open income tax returns due to statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examination, litigation and legislative activity and addition or elimination of uncertain tax positions. As of December 31, 2022 and December 31, 2021, the gross amount of unrecognized tax benefits was immaterial to Bancorp’s consolidated financial statements. Federal income tax returns are subject to examination for the years after 2018 and state income tax returns are subject to examination for the years after 2017.

The effects of temporary differences that gave rise to significant portions of DTAs and DTLs follows:

December 31, (in thousands)	2022	2021
Deferred tax assets:
Allowance for credit losses	$18,099	$13,354
Deferred compensation	6,349	6,245
Operating lease liability	5,066	3,951
State net operating loss	540	2,217
Deferred PPP loan fees	77	1,186
Accrued expenses	4,605	3,345
Investments in tax credit partnerships	215	747
Interest rate swaps	6	—
Securities	35,935	1,171
Acquired loan fair value adjustments	3,506	808
Other assets	—	343
Write-downs and costs associated with other real estate owned	21	21
Total deferred tax assets	74,419	33,388

Deferred tax liabilities:
Right-of-use operating lease asset	4,848	3,706
Property and equipment	2,395	970
Loan costs	1,272	968
Mortgage servicing rights	3,712	1,088
Leases	170	221
Core deposit intangibles	3,399	1,077
Customer list intangibles	2,469	—
Other liabilities	2,009	1,018
Total deferred tax liabilities	20,274	9,048
Net deferred tax asset	$54,145	$24,340

A valuation allowance is recognized for a DTA if, based on the weight of available evidence, it is more likely than not that some portion of the entire DTA will not be realized. Ultimate realization of DTAs is dependent upon generation of future taxable income during periods in which those temporary differences become deductible. Management considers scheduled reversal of DTLs, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projection for future taxable income over periods which the temporary differences resulting in remaining DTAs are deductible, management believes it is more likely than not that Bancorp will realize the benefits of these deductible differences at December 31, 2022.

Realization of DTAs associated with investment in tax credit partnerships is dependent upon generating sufficient taxable capital gain income prior to their expiration. No valuation allowance was recorded as of both December 31, 2022 and 2021 based on management’s estimate of the temporary deductible differences that may expire prior to their utilization. In addition, realization of DTAs are evaluated for net operating losses that will not be utilized prior to their expiration. The Kentucky losses began to be utilized in 2021 when Bancorp began filing a combined Kentucky income tax return with the Bank. A valuation allowance was previously maintained for the loss that expired in 2020. The loss carryforward is currently $14 million and expires over varying periods through 2040.

(11)	Deposits

The composition of deposits follows:

December 31, (in thousands)	2022	2021

Non-interest bearing demand deposits	$1,950,198	$1,755,754

Interest bearing deposits:
Interest bearing demand	2,308,960	2,131,928
Savings	535,903	415,258
Money market	1,124,100	1,050,352

Time deposit accounts of $250,000 or more	97,638	89,745
Other time deposits	374,453	344,477
Total time deposits(1)	472,091	434,222

Total interest bearing deposits	4,441,054	4,031,760

Total deposits	$6,391,252	$5,787,514

(1)	Includes $599,000 and $5 million in brokered deposits as of December 31, 2022 and 2021, respectively.

Deposits totaling $1.12 billion were assumed on March 7, 2022 in relation to the CB acquisition. Deposits totaling $1.04 billion were assumed on May 31, 2021 in relation to the KB acquisition.

Interest expense related to certificates of deposit and other time deposits in denominations of $250,000 or more was $472,000, $464,000 and $888,000 for the years ended December 31, 2022, 2021 and 2020, respectively.

At December 31, 2022, the scheduled maturities of all time deposits were as follows:

(in thousands)
2023	$334,504
2024	94,138
2025	24,212
2026	8,924
2027	10,121
Beyond five years	192
Total time deposits	$472,091

Deposits of directors and their associates, including deposits of companies for which directors are principal owners, and executive officers were $59 million and $104 million at December 31, 2022 and 2021, respectively.

At December 31, 2022 and 2021, Bancorp had $913,000 and $612,000 of deposits accounts in overdraft status and thus have been reclassified to loans on the accompanying consolidated balance sheets.

(12)	Securities Sold Under Agreements to Repurchase

SSUAR represent a funding source of Bancorp and are used by commercial customers in conjunction with collateralized corporate cash management accounts. Such repurchase agreements are considered financing agreements and mature within one business day from the transaction date. At December 31, 2022, all of these financing arrangements had overnight maturities and were secured by government sponsored enterprise obligations and government agency mortgage-backed securities which were owned and controlled by Bancorp.

Information regarding SSUAR follows:

December 31, (dollars in thousands)	2022	2021
Outstanding balance at end of period	$133,342	$75,466
Weighted average interest rate at end of period	1.64%	0.04%

Years Ended December 31, (dollars in thousands)	2022	2021	2020

Average outstanding balance during the period	$122,154	$62,534	$40,363
Average interest rate during the period	0.46%	0.04%	0.09%
Maximum outstanding at any month end during the period	$161,512	$81,964	$47,979

SSUAR totaling $66 million were assumed on March 7, 2022 in relation to the CB acquisition. SSUAR totaling $11 million were assumed on May 31, 2021 in relation to the KB acquisition.

(13)	Subordinated Debentures

As a result of its acquisition of Commonwealth Bancshares, Inc. on March 7, 2022, Bancorp became the 100% successor owner of the following unconsolidated trust subsidiaries: Commonwealth Statutory Trust III, Commonwealth Statutory Trust IV and Commonwealth Statutory Trust V. The sole assets of the trust subsidiaries represent the proceeds of offerings loaned in exchange for subordinated debentures with similar terms to the TPS. The TPS are treated as part of Tier I Capital. The subordinated notes and related interest expense are included in Bancorp’s consolidated financial statements. The subordinated notes are currently redeemable at Bancorp’s option on a quarterly basis. Bancorp chose not to redeem the subordinated notes on January 1, 2023 and carried the notes at the costs noted below at December 31, 2022.

(dollars in thousands)	Face Value	Carrying Value	Origination Date	Maturity Date	Interest Rate

Commonwealth Statutory Trust III	$3,093	$3,040	12/19/2003	1/7/2034	LIBOR + 2.85%
Commonwealth Statutory Trust IV	12,372	12,158	12/15/2005	12/30/2035	LIBOR + 1.35%
Commonwealth Statutory Trust V	11,341	11,145	6/28/2007	9/15/2037	LIBOR + 1.40%
Total	$26,806	$26,343

As part of the purchase accounting adjustments associated with the CB acquisition, the carrying values of the subordinated notes were adjusted to fair value at acquisition date. The related discounts on the subordinated notes are amortized and recognized as a component of interest expense in Bancorp’s consolidated financial statements.

(14)	FHLB Advances and Other Borrowings

FHLB advances outstanding at December 31, 2022 totaled $50 million, consisting entirely of a one-week cash management advance utilized at year-end for short-term liquidity purposes. This advance represents the only FHLB advance utilized by Bancorp in 2022 and matured in early January 2023.

At December 31, 2021, Bancorp had no outstanding FHLB advances. FHLB advances totaling $91 million were assumed on May 31, 2021 in relation to the KB acquisition, all of which were paid off immediately upon acquisition.

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

Information regarding FHLB advances follows:

December 31, (dollars in thousands)	2022	2021
Outstanding balance at end of period	$50,000	$-
Weighted average interest rate at end of period	4.37%	-%

FHLB advances are collateralized by certain CRE and residential real estate mortgage loans under blanket mortgage collateral pledge agreements, as well as a portion Bancorp’s PPP loan portfolio and FHLB stock. Bancorp views these advances as an effective lower-costing alternative to brokered deposits to fund loan growth. At December 31, 2022 and December 31, 2021, the amount of available credit from the FHLB totaled $1.36 billion and $1.00 billion, respectively.

Bancorp also had $80 million FFP lines available from correspondent banks at both December 31, 2022 and December 31, 2021, respectively. In addition, Bancorp had borrowing capacity of $20 million available through an unsecured borrowing line at the holding company as of December 31, 2022, which was added during the first quarter of 2022 to allow capital flexibility at the Bank level, if ever needed.

(15)	Accumulated Other Comprehensive Income (Loss)

The following table illustrates activity within the balances in AOCI by component:

	Net unrealized	Net unrealized	Minimum
	gains (losses)	gains (losses)	pension
	on available for sale	on cash	liability
(in thousands)	debt securities	flow hedges	adjustment	Total

Balance, January 1, 2020	$1,085	$(39)	$(369)	$677
Net current period other comprehensive income (loss)	8,224	(82)	(78)	8,064
Balance, December 31, 2020	$9,309	$(121)	$(447)	$8,741

Balance, January 1, 2021	$9,309	$(121)	$(447)	$8,741
Net current period other comprehensive income (loss)	(16,966)	121	164	(16,681)
Balance, December 31, 2021	$(7,657)	$-	$(283)	$(7,940)

Balance, January 1, 2022	$(7,657)	$-	$(283)	$(7,940)
Net current period other comprehensive income (loss)	(107,991)	-	395	(107,596)
Balance, December 31, 2022	$(115,648)	$-	$112	$(115,536)

(16)	Preferred Stock

Bancorp has one class of preferred stock (no par value; 1,000,000 shares authorized); the relative rights, preferences and other terms of the class or any series within the class will be determined by the Board of Directors prior to any issuance. None of this stock has been issued to date.

(17)	Net Income per Share

The following table reflects net income (numerator) and average shares outstanding (denominator) for basic and diluted net income per share computations:

(in thousands, except per share data)
Years Ended December 31,	2022	2021	2020

Net income available to stockholders	$92,972	$74,645	$58,869

Weighted average shares outstanding - basic	28,672	24,898	22,563
Dilutive shares	250	258	205

Weighted average shares outstanding - diluted	28,922	25,156	22,768

Net income per share - basic	$3.24	$3.00	$2.61
Net income per share - diluted	$3.21	$2.97	$2.59

Certain SARs that were excluded from the EPS calculation because their impact was antidilutive follows:

Years Ended December 31, (shares in thousands)	2022	2021	2020
Antidilutive SARs	1	—	202

(18)	Employee Benefit Plans

Bancorp has a combined employee stock ownership and defined contribution plan. The plan is available to all employees meeting certain eligibility requirements. In general, for employees who work more than 1,000 hours per year, Bancorp matches employee contributions up to 6% of the employee’s salary, and contributes an amount of Bancorp stock equal to 2% of the employee’s salary. Employer matching expenses related to contributions to the plan for 2022, 2021, and 2020 were $4.2 million, $3.3 million and $2.9 million and are recorded on the consolidated statements of income within employee benefits. Employee and employer contributions are made in accordance with the terms of the plan. As of December 31, 2022 and 2021, the KSOP held 423,000 and 445,000 shares of Bancorp stock, respectively.

In addition, Bancorp has non-qualified plans into which directors and certain senior officers may defer director fees or salary/incentives. Bancorp matched certain executives’ deferrals into the senior officers’ plan amounting to approximately $221,000, $224,000 and $214,000 in 2022, 2021 and 2020, respectively. At December 31, 2022 and 2021, the amounts included in other liabilities in the consolidated financial statements for this plan were $11.2 million and $10.8 million, respectively. The total was comprised primarily of participants’ contributions, and represented the fair value of mutual fund investments directed by plan participants.

Bancorp sponsors an unfunded, non-qualified, defined benefit retirement plan for two key officers (one current officer and one retired officer), and has no plans to increase the number of or the benefits to participants. All participants are fully vested based on 25 years of service. Bancorp uses a December 31 measurement date for this plan. The accumulated benefit obligation for the plan included in other liabilities in the consolidated financial statements was $2.3 million and $2.1 million as of December 31, 2022 and December 31, 2021, respectively. Actuarially determined pension costs are expensed and accrued over the service period and benefits are paid from Bancorp’s assets. Bancorp maintains life insurance policies, for which it is the beneficiary, for defined benefit plan participants and certain former executives. Income from these policies serves to offset costs of benefits. The liability for Bancorp’s plan met the benefit obligation as of December 31, 2022 and 2021. Net periodic benefit cost was immaterial for all periods.

Benefits expected to be paid in future periods follows:

(in thousands)
2023	$—
2024	137
2025	137
2026	219
2027	219
2028 and thereafter	2,566

Total future payments	$3,278

Expected benefits to be paid are based on the same assumptions used to measure Bancorp’s benefit obligation at December 31, 2022. There are no obligations for other post-retirement or post-employment benefits.

(19)	Stock-Based Compensation

The fair value of all stock-based awards granted, net of estimated forfeitures, is recognized as compensation expense over the respective service period.

At Bancorp's 2015 Annual Meeting of Shareholders, shareholders approved the 2015 Omnibus Equity Compensation Plan and authorized the shares available from the expiring 2005 plan for future awards under the 2015 plan. In 2018 shareholders approved an additional 500,000 shares for issuance under the plan. As of December 31, 2022, there were 282,000 shares available for future awards. The 2005 Stock Incentive Plan expired in April 2015 and SARs granted under this plan expire as late as 2025. The 2015 Stock Incentive Plan has no defined expiration date.

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

Fair values of SARs are estimated at the date of grant using the Black-Scholes option pricing model, a leading formula for calculating such value. The model requires the input of assumptions, changes to which can materially affect the fair value estimate. The following assumptions were used in SAR valuations at the grant date in each year:

	2022	2021	2020

Dividend yield	2.38%	2.52%	2.51%
Expected volatility	25.43%	25.19%	20.87%
Risk free interest rate	1.98%	1.22%	1.25%
Expected life of SARs (in years)	7.1	7.1	7.1

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

PSU Grants – PSUs vest based upon service and a three-year performance period, which begins January 1 of the first year of the performance period. Because grantees are not entitled to dividend payments during the performance period, the fair value of these PSUs is estimated based upon the market value of the underlying shares on the date of grant, adjusted for non-payment of dividends. Grants require a one year post-vesting holding period and the fair value of such grants incorporates a liquidity discount related to the holding period of 5.8%, 6.1% and 4.4% for 2022, 2021 and 2020, respectively.

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

Bancorp utilized cash of $233,000 and $208,000 during 2022 and 2021, respectively, for the purchase of shares upon the vesting of RSUs.

Bancorp has recognized stock-based compensation expense for SARs, RSAs, and PSUs within compensation expense, and RSUs for directors within other non-interest expense, as follows:

	Year Ended December 31, 2022
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$376	$1,373	$332	$2,313	$4,394
Deferred tax benefit	(79)	(289)	(70)	(486)	(924)
Total net expense	$297	$1,084	$262	$1,827	$3,470

	Year Ended December 31, 2021
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$352	$1,288	$312	$2,613	$4,565
Deferred tax benefit	(74)	(271)	(66)	(549)	(960)
Total net expense	$278	$1,017	$246	$2,064	$3,605

	Year Ended December 31, 2020
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$352	$1,346	$270	$1,294	$3,262
Deferred tax benefit	(74)	(283)	(57)	(272)	(686)
Total net expense	$278	$1,063	$213	$1,022	$2,576

Detail of unrecognized stock-based compensation expense follows:

(in thousands) Year Ended	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

2023	$315	$1,181	$2	$1,555	$3,053
2024	209	959	—	854	2,022
2025	150	729	—	—	879
2026	92	415	—	—	507
2027	14	45	—	—	59
Total estimated expense	$780	$3,329	$2	$2,409	$6,520

The following table summarizes SARs activity and related information:

								Weighted
					Weighted		Weighted	average
					average	Aggregate	average	remaining
		Exercise			exercise	intrinsic	fair	contractual
(in thousands, except per share and years)	SARs	price			price	value(1)	value	life (in years)

Outstanding, January 1, 2020	641	$14.02	-	$40.00	$25.06	$10,250	$4.10	5.3
Granted	48	37.30	-	37.30	37.30	154	5.80
Exercised	(96)	14.02	-	25.76	16.33	2,401	2.88
Forfeited	—		—		—	—	—
Outstanding, December 31, 2020	593	$15.24	-	$40.00	$27.47	$7,706	$4.44	5.1

Outstanding, January 1, 2021	593	$15.24	-	$40.00	$27.47	$7,706	$4.44	5.1
Granted	30	47.17	-	50.71	50.48	—	9.69
Exercised	(108)	15.24	-	19.37	16.40	4,239	2.85
Forfeited	—		—		—	—	—
Outstanding, December 31, 2021	515	$15.24	-	$50.71	$31.16	$16,854	$5.08	5.1

Outstanding, January 1, 2022	515	$15.24	-	$50.71	$31.16	$16,854	$5.08	5.1
Granted	34	47.17	-	74.92	55.45	—	12.07
Exercised	(114)	15.24	-	40.00	21.55	5,258	3.63
Forfeited	—		—		—	—	—
Outstanding, December 31, 2022	435	$19.37	-	$74.92	$35.60	$12,784	$6.02	5.1

Vested and exercisable	307	$19.37	-	$50.71	$31.81	$10,181	$5.06	4.2
Unvested	128	35.90	-	74.92	44.69	2,603	8.32	5.9
Outstanding, December 31, 2022	435	$19.37	-	$74.92	$35.60	$12,784	$6.02	5.1

Vested in the current year	54	$15.24	-	$50.71	$39.36	$1,384	$6.50

(1) - Aggregate intrinsic value for SARs is defined as the amount by which the current market price of the underlying stock exceeds the exercise or grant price.

SARs outstanding and exercisable by expiration year and weighted average exercise price follows:

(in thousands, except per share data)
Expiration Year	SARs Outstanding	SARs Exercisable	Weighted Average Exercise Price
2023	-	-	$-
2024	27	27	19.38
2025	39	39	23.02
2026	76	76	25.76
2027	40	40	40.00
2028	95	76	37.84
2029	47	26	37.06
2030	46	17	37.30
2031	31	6	50.48
2032	34	—	55.45
	435	307	$35.60

The following table summarizes activity for RSAs:

		Weighted
		average cost
(in thousands, except per share data)	RSAs	at grant date

Unvested at January 1, 2020	108	$34.31
Shares awarded	36	39.30
Restrictions lapsed and shares vested	(41)	32.38
Shares forfeited	(4)	36.63
Unvested at December 31, 2020	99	$36.85

Unvested at January 1, 2021	99	$36.85
Shares awarded	39	46.90
Restrictions lapsed and shares vested	(34)	35.48
Shares forfeited	(5)	40.81
Unvested at December 31, 2021	99	$41.07

Unvested at January 1, 2022	99	$41.07
Shares awarded	35	58.47
Restrictions lapsed and shares vested	(32)	40.39
Shares forfeited	(6)	47.49
Unvested at December 31, 2022	96	$47.26

Shares expected to be awarded for PSUs granted to executive officers of Bancorp, the three-year performance period, which began January 1 of the award year, are as follows:

Grant Year	Vesting Period in Years	Fair Value	Shares Expected to be Awarded
2020	3	$32.27	65,111
2021	3	44.44	47,280
2022	3	48.48	51,929

All Bancorp equity compensation plans have been approved by shareholders. The following table provides detail of the number of shares to be issued upon exercise of outstanding stock-based awards and remaining shares available for future issuance under Bancorp’s equity compensation plan as of December 31, 2022.

	Number of		Shares
	shares to be	Weighted	available for
	issued upon	average	future
Plan category (in thousands)	exercising/vesting	exercise price	issuance (a)

Equity compensation plans approved by security holders:

Stock Appreciation Rights	(b)	(b)	282
Restricted Stock Awards	96	N/A	(a)
Restricted Stock Units	5	N/A	(a)
Performance Stock Units	(c)	N/A	(a)
Total shares	101		282

(a)	Under the 2015 Omnibus Equity Compensation Plan, shares of stock are authorized for issuance as incentive and non-qualified stock options, SARs, RSAs, and RSUs.

(b)

At December 31, 2022, approximately 435,000 SARs were outstanding at a weighted average grant price of $35.60. The number of shares to be issued upon exercise will be determined based on the difference between the grant price and the market price at the date of exercise.

(c)

The number of shares to be issued is dependent upon Bancorp achieving certain predefined performance targets and ranges from zero shares to approximately 164,000 shares. As of December 31, 2022, shares expected to be awarded totaled approximately 164,000.

(20)	Dividends

Bancorp’s principal source of cash revenue is dividends paid to it as the sole shareholder of the Bank. At any balance sheet date, the Bank’s regulatory dividend restriction represents the Bank’s net income of the current year plus the prior two years less any dividends paid for the same time period. At December 31, 2022, the Bank may pay an amount equal to $110 million in dividends to Bancorp without regulatory approval subject to ongoing capital requirements of the Bank.

(21)	Commitments and Contingent Liabilities

As of December 31, 2022 and 2021, Bancorp had various commitments outstanding that arose in the normal course of business which are properly not reflected in the consolidated financial statements. Total off-balance sheet commitments to extend credit follows:

December 31, (in thousands)	2022	2021
Commercial and industrial	$784,429	$625,858
Construction and development	449,028	292,351
Home equity lines of credit	358,610	247,885
Credit cards	64,231	40,471
Overdrafts	57,193	51,104
Letters of credit	34,704	30,779
Other	93,419	76,721
Future loan commitments	221,973	325,983

Total off balance sheet commitments to extend credit	$2,063,587	$1,691,152

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

At December 31, 2022 and December 31, 2021, Bancorp had accrued $4.5 million and $3.5 million, respectively, in other liabilities for its estimate of credit losses for off balance sheet credit exposures. The CB acquisition resulted in a $500,000 increase to the ACL for off balance sheet credit exposures, with the corresponding offset recorded to goodwill (as opposed to provision expense). Provision for credit loss expense of $575,000 was also recorded for the year ended December 31, 2022, driven mainly by the addition of new lines of credit, and thus increased availability, and largely concentrated within the C&D portfolio.

Standby letters of credit are conditional commitments issued by Bancorp to guarantee the performance of a customer to a first party beneficiary. Those guarantees are primarily issued to support commercial transactions. Standby letters of credit generally have maturities of one to two years.

Certain commercial customers require confirmation of Bancorp’s letters of credit by other banks since Bancorp does not have a rating by a national rating agency. Terms of the agreements range from one month to a year with certain agreements requiring between one and six months’ notice to cancel. If an event of default on all contracts had occurred at December 31, 2022, Bancorp would have been required to make payments of approximately $3 million, or the maximum amount payable under those contracts. No payments have ever been required because of default on these contracts. These agreements are normally secured by collateral acceptable to Bancorp, which limits credit risk associated with the agreements.

As of December 31, 2022, in the normal course of business, there were pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate result of these legal actions and proceedings will not have a material adverse effect on the consolidated financial position or results of operations of Bancorp.

(22)	Assets and Liabilities Measured and Reported at Fair Value

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

Carrying values of assets measured at fair value on a recurring basis follows:

	Fair Value Measurements Using:			Total
December 31, 2022 (in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Available for sale debt securities:
U.S. Treasury and other U.S. Government obligations	$115,039	$—	$—	$115,039
Government sponsored enterprise obligations	—	143,626	—	143,626
Mortgage backed securities - government agencies	—	752,738	—	752,738
Obligations of states and political subdivisions	—	127,599	—	127,599
Other	—	5,615	—	5,615

Total available for sale debt securities	115,039	1,029,578	—	1,144,617

Mortgage loans held for sale	—	2,606	—	2,606
Rate lock loan commitments	—	137	—	137
Mandatory forward contracts	—	47	—	47
Interest rate swaps	—	10,727	—	10,727

Total assets	$115,039	$1,043,095	$—	$1,158,134

Liabilities:
Interest rate swaps	$—	$10,737	$—	$10,737

	Fair Value Measurements Using:			Total
December 31, 2021 (in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Available for sale debt securities:
U.S. Treasury and other U.S. government obligations	$122,501	$—	$—	$122,501
Government sponsored enterprise obligations	—	135,021	—	135,021
Mortgage backed securities - government agencies	—	846,624	—	846,624
Obligations of states and political subdivisions	—	75,075	—	75,075
Other	—	1,077	—	1,077

Total available for sale debt securities	122,501	1,057,797	—	1,180,298
Interest rate swaps	—	3,148	—	3,148

Total assets	$122,501	$1,060,945	$—	$1,183,446

Liabilities:
Interest rate swaps	$—	$3,162	$—	$3,162

Bancorp had no financial instruments classified within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis at December 31, 2022 or 2021. There were no transfers into or out of Level 3 of the fair value hierarchy during 2022 or 2021.

For the securities portfolio, Bancorp monitors the valuation technique used by pricing agencies to ascertain when transfers between levels have occurred. The nature of other assets and liabilities measured at fair value is such that transfers in and out of any level are expected to be rare. For the year ended December 31, 2022, there were no transfers between Levels 1, 2, or 3.

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

OREO – OREO is primarily comprised of real estate acquired in partial or full satisfaction of loans. OREO is recorded at its estimated fair value less estimated selling and closing costs at the date of transfer, with any excess of the related loan balance over the fair value less expected selling costs charged to the ACL. Subsequent changes in fair value are reported as adjustments to the carrying amount and are recorded against earnings. Bancorp obtains the valuation of OREO with material balances from third party appraisers. For this asset class, the actual valuation methods (income, sales comparable, or cost) vary based on the status of the project or property. The unobservable inputs may vary depending on the individual assets with none of the three methods being the predominant approach. Bancorp reviews the appraisal for appropriateness and adjusts the value downward to consider selling and closing costs, which typically range from 8% to 10% of the appraised value.

Below are carrying values of assets measured at fair value on a non-recurring basis:

					Losses recorded for
(in thousands)	Fair Value Measurement Using:				the year ended
December 31, 2022	Level 1	Level 2	Level 3	Total Fair Value	December 31, 2022

Collateral dependent loans	$—	$—	$20,637	$20,637	$303
Other real estate owned	—	—	677	677	—

					Losses recorded for
(in thousands)	Fair Value Measurement Using:				the year ended
December 31, 2021	Level 1	Level 2	Level 3	Total Fair Value	December 31, 2021

Collateral dependent loans	$—	$—	$4,487	$4,487	$891
Other real estate owned	—	—	7,212	7,212	17

					Losses recorded for
(in thousands)	Fair Value Measurement Using:				the year ended
December 31, 2020	Level 1	Level 2	Level 3	Total Fair Value	December 31, 2020

Collateral dependent loans	$—	$—	$7,546	$7,546	$59
Other real estate owned	—	—	281	281	52

There were no liabilities measured at fair value on a non-recurring basis at December 31, 2022 and December 31, 2021.

For Level 3 assets measured at fair value on a non-recurring basis, the significant unobservable inputs used in the fair value measurements are presented below:

	December 31, 2022
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average Discount

Collateral dependent loans	$20,637	Appraisal	Appraisal discounts	23.3%
Other real estate owned	677	Appraisal	Appraisal discounts	65.6

	December 31, 2021
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average Discount

Impaired loans - collateral dependent	$4,487	Appraisal	Appraisal discounts	41.1%
Other real estate owned	7,212	Appraisal	Appraisal discounts	31.6

(23)	Disclosure of Financial Instruments Not Reported at Fair Value

GAAP requires disclosure of the fair value of financial assets and liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis. The estimated fair values of Bancorp’s financial instruments not measured at fair value on a recurring or non-recurring basis follows:

	Carrying		Fair Value Measurements Using:
December 31, 2022 (in thousands)	amount	Fair value	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$167,367	$167,367	$167,367	$—	$—
HTM debt securities	473,217	431,833	—	431,833	—
Federal Home Loan Bank stock	10,928	10,928	—	10,928	—
Loans, net	5,132,387	4,914,770	—	—	4,914,770
Accrued interest receivable	22,157	22,157	22,157	—	—

Liabilities
Non-interest bearing deposits	$1,950,198	$1,950,198	$1,950,198	$—	$—
Transaction deposits	3,968,963	3,968,963	—	3,968,963	—
Time deposits	472,091	459,467	—	459,467	—
Securities sold under agreement to repurchase	133,342	133,342	—	133,342	—
Federal funds purchased	8,789	8,789	—	8,789	—
Subordinated debentures	26,343	26,460	—	26,460	—
FHLB advances	50,000	50,000	—	50,000	—
Accrued interest payable	660	660	660	—	—

	Carrying		Fair Value Measurements Using:
December 31, 2021 (in thousands)	amount	Fair value	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$961,192	$961,192	$961,192	$—	$—
Mortgage loans held for sale	8,614	8,818	—	8,818	—
Federal Home Loan Bank stock	9,376	9,376	—	9,376	—
Loans, net	4,115,405	4,129,091	—	—	4,129,091
Accrued interest receivable	13,745	13,745	13,745	—	—

Liabilities
Non-interest bearing deposits	$1,755,754	$1,755,754	$1,755,754	$—	$—
Transaction deposits	3,597,538	3,597,538	—	3,597,538	—
Time deposits	434,222	433,813	—	433,813	—
Securities sold under agreement to repurchase	75,466	75,466	—	75,466	—
Federal funds purchased	10,374	10,374	—	10,374	—
Accrued interest payable	300	300	300	—	—

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

(24)	Mortgage Banking Activities

Mortgage banking activities primarily include residential mortgage originations and servicing.

Effective March 31, 2022, Bancorp began carrying mortgages originated and intended for sale in the secondary market at fair value, as determined by outstanding commitments from investors. Mortgage loans held for sale as of December 31, 2021 and prior were carried at the lower of cost or market value.

Activity for mortgage loans held for sale, at fair value, was as follows:

Years ended December 31, (in thousands)	2022	2021	2020
Balance, beginning of period:	$8,614	$22,547	$8,748
Origination of mortgage loans held for sale	129,193	157,304	258,525
Loans held for sale acquired	3,559	3,071	-
Proceeds from the sale of mortgage loans held for sale	(139,281)	(177,910)	(249,439)
Net gain on sale of mortgage loans held for sale	521	3,602	4,713
Balance, end of period	$2,606	$8,614	$22,547

The following table represents the components of Mortgage banking income:

Years ended December 31, (in thousands)	2022	2021	2020

Net gain realized on sale of mortgage loans held for sale	$521	$3,602	$4,713
Net change in fair value recognized on loans held for sale	-	-	-
Net change in fair value recognized on rate lock loan commitments	1,821	-	-
Net change in fair value recognized on forward contracts	(1,102)	-	-
Net gain recognized	1,240	3,602	4,713

Net loan servicing income	4,200	1,448	922
Amortization of mortgage servicing rights	(3,072)	(1,092)	(446)
Change in mortgage servicing rights valuation allowance	-	-	-
Net servicing income recognized	1,128	356	476

Other mortgage banking income	842	766	966
Total mortgage banking income	$3,210	$4,724	$6,155

Activity for capitalized mortgage servicing rights was as follows:

Years ended December 31, (in thousands)	2022	2021	2020
Balance, beginning of period	$4,528	$2,710	$1,372
MSRs acquired	12,676	1,662	—
Additions for mortgage loans sold	1,087	1,248	1,784
Amortization	(3,072)	(1,092)	(446)
Impairment	—	—	—

Balance, end of period	$15,219	$4,528	$2,710

MSRs, a component of other assets, are initially recognized at fair value when mortgage loans are sold with servicing retained. The MSRs are amortized in proportion to and over the period of estimated net servicing income, considering appropriate prepayment assumptions. MSRs are evaluated quarterly for impairment by comparing carrying value to fair value. Fair value is based on a valuation model that calculates the PV of estimated net servicing income. The model incorporates assumptions that market participants would use in estimating future net servicing income, such as estimated prepayment speeds and discount rates.

The estimated fair value of MSRs at December 31, 2022 and December 31, 2021 were $26 million and $6 million, respectively. MSRs with an estimated fair value of $13 million and $2 million at the date of acquisition were acquired as part of CB and KB acquisitions, respectively. There was no valuation allowance recorded for MSRs as of December 31, 2022 and December 31, 2021, as fair value exceeded carrying value.

Total outstanding principal balances of loans serviced for others were $2.08 billion and $698 million at December 31, 2022 and December 31, 2021, respectively. Loans serviced for others acquired as part of the CB acquisition totaled $1.48 billion at the date of acquisition.

Mortgage banking derivatives used in the ordinary course of business consist primarily of mandatory forward sales contracts and interest rate lock loan commitments. Mandatory forward contracts represent future loan commitments to deliver loans at a specified price and date and are used to manage interest rate risk on loan commitments and mortgage loans held for sale. Interest rate lock loan commitments represent commitments to fund loans at a specific rate. These derivatives involve underlying items, such as interest rates, and are designed to transfer risk. Substantially all of these instruments expire within 90 days from the date of issuance. Notional amounts are amounts on which calculations and payments are based, but which do not represent credit exposure, as credit exposure is limited to the amount required to be received or paid.

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

The following table includes the notional amounts and fair values of mortgage loans held for sale and mortgage banking derivatives:

	December 31, 2022
(in thousands)	Notional Amount	Fair Value
Included in Mortgage loans held for sale:
Mortgage loans held for sale, at fair value	$2,548	$2,606

Included in other assets:
Rate lock loan commitments	$5,599	$137
Mandatory forward contracts	6,581	47

(25)	Interest Rate Swaps

Periodically, Bancorp enters into interest rate swap transactions with borrowers who desire to hedge exposure to rising interest rates, while at the same time entering into an offsetting interest rate swap, with substantially matching terms, with another approved independent counterparty. These are undesignated derivative instruments and are recognized on the balance sheet at fair value. Because of matching terms of offsetting contracts and collateral provisions mitigating any non-performance risk, changes in fair value subsequent to initial recognition have an insignificant effect on earnings. Exchanges of cash flows related to undesignated interest rate swap agreements were offsetting and therefore had little effect on Bancorp’s earnings or cash flows.

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

Bancorp had outstanding undesignated interest rate swap contracts as follows:

	Receiving		Paying
	December 31,	December 31,	December 31,	December 31,
(dollars in thousands)	2022	2021	2022	2021

Notional amount	$132,831	$123,983	$132,831	$123,983
Weighted average maturity (years)	7.1	7.2	7.1	7.2
Fair value	$10,727	$3,148	$10,737	$3,162

(26)	Regulatory Matters

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

Additionally, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, Bancorp and the Bank must hold a 2.5% capital conservation buffer composed of Common Equity Tier 1 Risk-Based Capital above the minimum risk-based capital requirements for the Common Equity Tier 1 Risk-Based Capital ratio, Tier 1 Risk-Based Capital ratio and Total Risk-Based Capital ratio necessary to be considered adequately-capitalized. At December 31, 2022, the adequately-capitalized minimums, including the capital conservation buffer, were a 7.0% Common Equity Tier 1 Risk-Based Capital ratio, 8.5% Tier 1 Risk-Based Capital ratio and 10.5% Total Risk-Based Capital ratio.

As a result of the CB acquisition, Bancorp became the 100% successor owner of the following unconsolidated trust subsidiaries: Commonwealth Statutory Trust III, Commonwealth Statutory Trust IV and Commonwealth Statutory Trust V. The sole assets of the trust subsidiaries represent the proceeds of offerings loaned in exchange for subordinated debentures with similar terms to the TPS. The TPS are treated as part of Tier 1 Capital. The subordinated note and related interest expense are included in Bancorp’s consolidated financial statements. The subordinated notes are currently redeemable at Bancorp’s option on a quarterly basis. As of December 31, 2022, subordinated notes added through the CB acquisition totaled $26 million.

Bancorp continues to exceed the regulatory requirements for all calculations. Bancorp and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB and the FDIC, in addition to the capital conservation buffer.

The following table sets forth consolidated Bancorp’s and the Bank’s risk based capital amounts and ratios:

(dollars in thousands)	Actual		Minimum for adequately capitalized		Minimum for well capitalized
December 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$762,956	12.54%	$486,841	8.00%	NA	NA
Bank	732,688	12.08	485,314	8.00	$606,643	10.00%

Common equity tier 1 risk-based capital (1)
Consolidated	672,045	11.47	273,848	4.50	NA	NA
Bank	667,777	11.01	272,989	4.50	394,318	6.50

Tier 1 risk-based capital (1)
Consolidated	698,045	11.04	365,131	6.00	NA	NA
Bank	667,777	11.01	363,986	6.00	485,314	8.00

Leverage
Consolidated	698,045	9.33	299,329	4.00	NA	NA
Bank	667,777	8.95	298,600	4.00	373,250	5.00

(dollars in thousands)	Actual		Minimum for adequately capitalized		Minimum for well capitalized
December 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$596,411	12.79%	$372,929	8.00%	NA	NA
Bank	577,078	12.42	371,809	8.00	$464,761	10.00%

Common equity tier 1 risk-based capital (1)
Consolidated	556,590	11.94	209,772	4.50	NA	NA
Bank	537,257	11.56	209,142	4.50	302,095	6.50

Tier 1 risk-based capital (1)
Consolidated	556,590	11.94	279,696	6.00	NA	NA
Bank	537,257	11.56	278,857	6.00	371,809	8.00

Leverage
Consolidated	556,590	8.86	251,348	4.00	NA	NA
Bank	537,257	8.57	250,871	4.00	313,588	5.00

(1)    Ratio is computed in relation to risk-weighted assets.

NA – Regulatory framework does not define “well-capitalized” for holding companies.

(27)	Stock Yards Bancorp, Inc. (parent company only)

Condensed Balance Sheets

	December 31,
(in thousands)	2022	2021

Assets
Cash on deposit with subsidiary bank	$8,683	$3,489
Investment in and receivable from subsidiaries	759,939	658,901
Other assets	18,664	13,917
Total assets	$787,286	$676,307

Liabilities and stockholders' equity
Other liabilities	$26,854	$438
Total stockholders’ equity	760,432	675,869
Total liabilities and stockholders’ equity	$787,286	$676,307

Condensed Statements of Income

	Years ended December 31,
(in thousands)	2022	2021	2020

Income - dividends and interest from subsidiaries	$45,076	$62,941	$18,050
Other income	1	1	1
Less expenses	8,415	7,534	3,909
Income before income taxes and equity in undistributed net income of subsidiary	36,662	55,408	14,142
Income tax benefit	(3,780)	(2,957)	(1,749)
Income before equity in undistributed net income of subsidiary	40,442	58,365	15,891
Equity in undistributed net income of subsidiary	52,852	16,280	42,978
Net income	93,294	74,645	58,869
Less income attributed to non-controlling interest	322	—	—
Net income available to stockholders	$92,972	$74,645	$58,869

Comprehensive income (loss)	$(14,624)	$57,964	$66,933

Condensed Statements of Cash Flows

	Years ended December 31
(in thousands)	2022	2021	2020
Operating activities
Net income available to stockholders	$92,972	$74,645	$58,869
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(52,852)	(16,280)	(42,978)
Decrease (increase) in receivable from subsidiaries	6,812	—	—
Stock compensation expense	4,394	4,565	3,262
Excess tax benefits from stock- based compensation arrangements	(1,713)	(1,482)	(452)
Loss on disposition of LFA	870	—	—
Change in other assets	(6,350)	(2,685)	(1,356)
Change in other liabilities	(400)	40	17
Net cash provided by operating activities	43,733	58,803	17,362

Investing activities
Purchase of AFS equity security	—	(120)	—
Proceeds from disposition of LFA	4,993	—	—
Cash for acquisition	(30,994)	(28,276)	—
Net cash used in investing activities	(26,001)	(28,396)	—

Financing activities
Repurchase of common stock	(4,533)	(3,618)	(2,265)
Share repurchases related to compensation plans	(272)	(208)	(224)
Subordinated debentures acquired	26,806	—	—
Cash disbursements to non-controlling interest	(322)	—	—
Disposition of LFA	(915)	—	—
Cash dividends paid	(33,302)	(28,198)	(24,481)
Net cash used in financing activities	(12,538)	(32,024)	(26,970)
Net increase (decrease) in cash	5,194	(1,617)	(9,608)
Cash at beginning of year	3,489	5,106	14,714
Cash at end of year	$8,683	$3,489	$5,106

(28)	Segments

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

The majority of the net assets of Bancorp are involved in the commercial banking segment. As of December 31, 2022, goodwill totaling $194 million was recorded on Bancorp’s consolidated balance sheets, of which $172 million is attributed to the commercial banking segment and $22 million is attributed to WM&T. The portion of total goodwill attributed to WM&T relates entirely to the CB acquisition, which generated $67 million in total goodwill. With the exception of goodwill attributed to WM&T through the CB acquisition, assets assigned to WM&T consist primarily of a CLI asset associated with the WM&T business added through the CB acquisition, net premises and equipment and a receivable related to fees earned that have not been collected.

Selected financial information by business segment follows:

	Commercial
As of and for the Year ended December 31, 2022 (in thousands)	Banking	WM&T	Total
Net interest income	$232,971	$412	$233,383
Provision for credit losses	10,257	—	10,257
Wealth management and trust services	—	36,111	36,111
All other non-interest income	53,038	—	53,038
Non-interest expenses	170,348	21,443	191,791
Income before income tax expense	105,404	15,080	120,484
Income tax expense	23,917	3,273	27,190
Net income	81,487	11,807	93,294
Less income attributable to NCI	322	—	322
Net income attributable to stockholders	$81,165	$11,807	$92,972

Total assets	$7,459,312	$36,949	$7,496,261

	Commercial
As of and for the Year ended December 31, 2021 (in thousands)	Banking	WM&T	Total
Net interest income	$170,775	$299	$171,074
Provision for credit losses	(753)	—	(753)
Wealth management and trust services	—	27,613	27,613
All other non-interest income	38,237	—	38,237
Non-interest expenses	128,091	14,189	142,280
Income before income tax expense	81,674	13,723	95,397
Income tax expense	17,774	2,978	20,752
Net income	$63,900	$10,745	$74,645

Total assets	$6,641,916	$4,109	$6,646,025

	Commercial
As of and for the Year ended December 31, 2020 (in thousands)	Banking	WM&T	Total
Net interest income	$135,587	$334	$135,921
Provision for credit losses	18,418	—	18,418
Wealth management and trust services	—	23,406	23,406
All other non-interest income	28,493	—	28,493
Non-interest expenses	88,820	12,839	101,659
Income before income tax expense	56,842	10,901	67,743
Income tax expense	6,508	2,366	8,874
Net income	$50,334	$8,535	$58,869

Total assets	$4,604,998	$3,631	$4,608,629

(29)	Quarterly Operating Results (unaudited)

A summary of quarterly operating results follows:

	2022
(dollars in thousands except per share data)	4th quarter	3rd quarter	2nd quarter	1st quarter

Interest income	$75,150	$67,410	$59,108	$49,984
Interest expense	9,887	5,034	2,124	1,224
Net interest income	65,263	62,376	56,984	48,760
Provision for credit losses	3,375	4,803	(200)	2,279
Net interest income after provision	61,888	57,573	57,184	46,481
Non-interest income	23,142	24,864	21,940	19,203
Non-interest expenses	45,946	44,873	44,675	56,297
Income before income taxes	39,084	37,564	34,449	9,387
Income tax expense	9,174	9,024	7,547	1,445
Net income	$29,910	$28,540	$26,902	$7,942
Less income attributed to noncontrolling interest	93	85	108	36
Net income available to stockholders	$29,817	$28,455	$26,794	$7,906

Basic earnings per share	$1.02	$0.98	$0.92	$0.29
Diluted earnings per share	$1.01	$0.97	$0.91	$0.29

	2021
(dollars in thousands except per share data)	4th quarter	3rd quarter	2nd quarter	1st quarter

Interest income	$47,508	$46,948	$43,102	$39,518
Interest expense	1,326	1,465	1,518	1,693
Net interest income	46,182	45,483	41,584	37,825
Provision for credit losses	(1,900)	(1,525)	4,147	(1,475)
Net interest income after provision	48,082	47,008	37,437	39,300
Non-interest income	18,604	17,614	15,788	13,844
Non-interest expenses	34,572	34,558	48,177	24,973
Income before income taxes	32,114	30,064	5,048	28,171
Income tax expense	7,525	6,902	864	5,461
Net income	$24,589	$23,162	$4,184	$22,710

Basic earnings per share	$0.93	$0.87	$0.17	$1.00
Diluted earnings per share	$0.92	$0.87	$0.17	$0.99

	2020
(dollars in thousands except per share data)	4th quarter	3rd quarter	2nd quarter	1st quarter

Interest income	$38,339	$36,144	$36,506	$36,882
Interest expense	2,087	2,449	2,978	4,436
Net interest income	36,252	33,695	33,528	32,446
Provision for credit losses	500	4,968	7,025	5,925
Net interest income after provision	35,752	28,727	26,503	26,521
Non-interest income	13,698	13,043	12,622	12,536
Non-interest expenses	29,029	25,646	23,409	23,575
Income before income taxes	20,421	16,124	15,716	15,482
Income tax expense	2,685	1,591	2,348	2,250
Net income	$17,736	$14,533	$13,368	$13,232

Basic earnings per share	$0.79	$0.64	$0.59	$0.59
Diluted earnings per share	$0.78	$0.64	$0.59	$0.58

Note:	The sum of EPS of each of the quarter may not equate to the year-to-date amount reported in Bancorp’s consolidated financial statements due to rounding.

(30)	Revenue from Contracts with Customers

All of Bancorp’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The table below presents Bancorp’s sources of non-interest income with items outside the scope of ASC 606 noted as such:

	Year Ended December 31, 2022
(in thousands)	Commercial	WM&T	Total

Wealth management and trust services	$—	$36,111	$36,111
Deposit service charges	8,286	—	8,286
Debit and credit card income	18,623	—	18,623
Treasury management fees	8,590	—	8,590
Mortgage banking income (1)	3,210	—	3,210
Net investment product sales commissions and fees	3,063	—	3,063
Bank owned life insurance (1)	1,597	—	1,597
Gain (loss) on sale of premises and equipment (1)	4,369	—	4,369
Other (2)	5,300	—	5,300
Total non-interest income	$53,038	$36,111	$89,149

	Year Ended December 31, 2021
(in thousands)	Commercial	WM&T	Total

Wealth management and trust services	$—	$27,613	$27,613
Deposit service charges	5,852	—	5,852
Debit and credit card income	13,456	—	13,456
Treasury management fees	6,912	—	6,912
Mortgage banking income (1)	4,724	—	4,724
Net investment product sales commissions and fees	2,553	—	2,553
Bank owned life insurance (1)	914	—	914
Gain (loss) on sale of premises and equipment (1)	(78)	—	(78)
Other (2)	3,904	—	3,904
Total non-interest income	$38,237	$27,613	$65,850

	Year Ended December 31, 2020
(in thousands)	Commercial	WM&T	Total

Wealth management and trust services	$—	$23,406	$23,406
Deposit service charges	4,161	—	4,161
Debit and credit card income	8,480	—	8,480
Treasury management fees	5,407	—	5,407
Mortgage banking income (1)	6,155	—	6,155
Net investment product sales commissions and fees	1,775	—	1,775
Bank owned life insurance (1)	693	—	693
Gain (loss) on sale of premises and equipment (1)	150	—	150
Other (2)	1,672	—	1,672
Total non-interest income	$28,493	$23,406	$51,899

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

WM&T provides customers fiduciary and investment management services as agreed upon in asset management contracts. The contracts require WM&T to provide a series of distinct services for which fees are earned over time. The contracts are cancellable upon demand with fees typically based upon the asset value of investments. Revenue is accrued and recognized monthly based upon month-end asset values and collected from the customer predominately in the following month except for a small percentage of fees collected quarterly. Incentive compensation related to WM&T activities is considered a cost of obtaining the contract. Contracts between WM&T and customers do not permit performance-based fees and accordingly, none of the fee income earned by WM&T is performance-based. Trust fees receivable were $3.4 million and $2.9 million at December 31, 2022 and December 31, 2021, respectively.

Investment products sales commissions and fees represent the Bank’s share of transaction fees and wrap fees resulting from investment services and programs provided through an agent relationship with a third party broker-dealer. Transaction fees are assessed at the time of the transaction. Those fees are collected and recognized on a monthly basis. Trailing fees are based upon market values and are assessed, collected and recognized on a quarterly basis. Because the Bank acts as an agent in arranging the relationship between the customer and third party provider, and does not control the services rendered, investment product sales commissions and fees are reported net of related costs, including nominal incentive compensation, and trading activity charges of $842,000 and $592,000 for the years ended December 31, 2022 and 2021.

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

Bancorp did not establish any contract assets or liabilities as a result of adopting ASC 606, nor were any recognized during the year ended December 31, 2022.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Stock Yards Bancorp, Inc.

Louisville, Kentucky

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Stock Yards Bancorp, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2023, expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.  The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowances for Credit Losses

The Company’s loan portfolio totaled $5.2 billion as of December 31, 2022 and the associated allowance for credit losses on loans was $73.5 million.  The Company’s unfunded loan commitments totaled $2.1 billion, with an associated allowance for credit loss of $4.5 million.  Together these amounts represent the allowances for credit losses (“ACL”).  As discussed in Notes 1 and 5 to the consolidated financial statements, the allowance for credit losses related to loans is a contra-asset valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected.  As discussed in Notes 1 and 21 to the consolidated financial statements, the allowance for credit losses related to unfunded commitments is a liability account and is included in other liabilities.  The amount of each allowance account represented management’s best estimate of current expected credit losses on these financial instruments considering all relevant available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument.

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

How We Addressed the Matter in Our Audit

The primary procedures we performed related to this critical audit matter included:

●	Obtained an understanding of the Company’s process for establishing the ACL, including the implementation of models and the qualitative factor adjustments of the ACL

●	Evaluated and tested the design and operating effectiveness of related controls over the reliability and accuracy of data used to calculate and estimate the various components of the ACL including:

o	Loan data completeness and accuracy

o	Grouping of loans by segment and methodology selection

o	Model inputs utilized including PD, LGD, remaining life and prepayment speed

o	Approval of model assumptions selected

o	Establishment of qualitative factors

o	Loan risk ratings

o	Individually evaluated loans

●	Tested the mathematical accuracy of the calculation of the ACL

●	Performed reviews of individual credit files to evaluate the reasonableness of loan credit risk ratings

●	Tested internally prepared loan reviews to evaluate the reasonableness of loan credit risk ratings

●	Tested the completeness and accuracy, including the evaluation of the relevance and reliability, of inputs utilized in the calculation of the ACL

●	Evaluated the qualitative adjustments to the ACL including assessing the basis for adjustments and the reasonableness of the significant assumptions

●	Tested the reasonableness of specific reserves on individually evaluated loans

●	Evaluated credit quality trends in delinquencies, non-accruals, charge-offs and loan risk ratings

●	Evaluated the overall reasonableness of the ACL and evaluated trends identified within peer groups

●	Tested estimated utilization rate of unfunded loan commitments

Acquisition

As described in Note 3 to the consolidated financial statements, the Company completed the acquisition of Commonwealth Bancshares, Inc. during the year ended December 31, 2022 with an acquisition price of $168 million, including the recognition of $67 million of Goodwill.  Management determined that the acquisition qualified as a business and accordingly all identifiable assets and liabilities acquired were valued at fair value as part of the purchase price allocation as of the acquisition date.  The identification and valuation of such acquired assets and assumed liabilities required management to exercise significant judgment and consider the use of outside vendors to estimate the fair value allocations.

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

●

Obtaining and reviewing management’s reconciliation procedures of significant accounts and testing of existence and completion procedures performed and asset/liability identification considerations made

●

Testing management’s computation of purchase price and determination of goodwill recognized focusing on the completeness and accuracy of the balance sheet acquired and related fair value purchase price allocations made to identified assets acquired and liabilities assumed

●

Obtaining and reviewing significant outside vendor valuation estimates and challenging management’s review of the appropriateness of the valuations assessed/allocated to assets acquired and liabilities assumed; including but not limited to, testing all critical inputs, including assumptions applied and valuation models utilized by the outside vendors

●

Utilization of our Forensics & Valuation Services group to assist with testing and challenging the related fair value purchase price allocations made to identified assets acquired and liabilities assumed

●	Reviewing and evaluating the adequacy of the disclosures made in the footnotes of the Corporation’s SEC filings

/s/ FORVIS, LLP (Formerly, BKD, LLP)

We have served as the Company’s auditor since 2018.

Indianapolis, Indiana

February 24, 2023

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

FORVIS, LLP, the independent registered public accounting firm that audited the consolidated financial statements of Bancorp included in this Annual Report on Form 10-K, has issued a report on Bancorp’s internal control over financial reporting as of December 31, 2022. The report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022.

The Board of Directors provides its oversight role for the consolidated financial statements through the Audit Committee. The Audit Committee meets periodically with management, the internal auditors, and the independent auditors, each on a private basis and as a whole, to review matters relating to financial reporting, the internal control systems, and the scope and results of audit efforts. The internal and independent auditors have unrestricted access to the Audit Committee, with and without the presence of management, to discuss accounting, auditing, and financial reporting matters. The Audit Committee also recommends the appointment of the independent auditors to the Board of Directors, and ultimately has sole authority to appoint or replace the independent auditors.

/s/ James A. Hillebrand
James A. Hillebrand
Chairman and CEO

/s/ T. Clay Stinnett
T. Clay Stinnett
EVP and CFO

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

Bancorp maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to record, process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on their evaluation of Bancorp’s disclosure controls and procedures which took place as of December 31, 2022, the Chairman/CEO and CFO believe that these controls and procedures are effective to ensure that Bancorp is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

Based on the evaluation of Bancorp’s disclosure controls and procedures by the Chairman/CEO and CFO; no changes occurred during the fiscal quarter ended December 31, 2022 in Bancorp’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

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

Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2022, based on the control criteria established in a report entitled Internal Control – Integrated Framework (2013), issued by the COSO. As permitted by SEC guidance, management excluded from its assessment the operations of the Commonwealth Bancshares, Inc. acquisition made during 2022, which is described in Note 3 of the Consolidated Financial Statements. The total assets of the entity acquired in this acquisition represented approximately 18% of the Company’s total consolidated assets as of December 31, 2022. Based on such assessment, management has concluded that Bancorp’s internal control over financial reporting is effective as of December 31, 2022 based on the specified criteria.

FORVIS, LLP, the independent registered public accounting firm that audited the consolidated financial statements of Bancorp included in this Annual Report on Form 10-K, has also audited Bancorp’s internal control over financial reporting as of December 31, 2022. Their report expressed an unqualified opinion on the effectiveness of Bancorp’s internal control over financial reporting as of December 31, 2022.

/s/ James A. Hillebrand
James A. Hillebrand
Chairman and CEO

/s/ T. Clay Stinnett
T. Clay Stinnett
EVP and CFO

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Stock Yards Bancorp, Inc.

Louisville, Kentucky

Opinion on the Internal Control Over Financial Reporting

We have audited Stock Yards Bancorp, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and our report February 24, 2023, expressed an unqualified opinion on those financial statements.

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

As described in Management’s Report on Internal Control over Financial Reporting, the scope of management’s assessment of internal control over financial reporting as of December 31, 2022, has excluded Commonwealth Bancshares, Inc. acquired on March 7, 2022.  Commonwealth Bancshares, Inc. represented 18 percent of consolidated total assets as of December 31, 2022.

Definitions and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of reliable financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

/s/ FORVIS, LLP (Formerly, BKD, LLP)

Indianapolis, Indiana

February 24, 2023

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information regarding the directors and executive officers of Bancorp is incorporated herein by reference to the discussion under the heading, “PROPOSAL 1: ELECTION OF DIRECTORS,” in Bancorp’s Proxy Statement to be filed with the SEC for the 2023 Annual Meeting of Shareholders (“Proxy Statement”).

Information regarding the Audit Committee is incorporated herein by reference to the discussion under the heading, “BOARD OF DIRECTORS’ MEETINGS AND COMMITTEES” in Bancorp’s Proxy Statement.

Information regarding principal occupation of Bancorp directors as of December 31, 2022 follows:

Name of Director	Principal Occupation
Shannon B. Arvin	President and CEO, Keeneland Association

Paul J. Bickel III	President, U.S. Specialties

J. McCauley Brown	Retired Vice President, Brown-Forman Corporation

Allison J. Donovan	Member, Stoll Keenon Ogden Law Firm

David P. Heintzman	Retired CEO, Stock Yards Bancorp, Inc. and Stock Yards Bank & Trust Company

Carl G. Herde	Vice President/Financial Policy, Kentucky Hospital Association

James A. Hillebrand	Chairman of the Boards and CEO, Stock Yards Bancorp, Inc. and Stock Yards Bank & Trust Company

Richard A. Lechleiter	President, Catholic Education Foundation of Louisville

Philip S. Poindexter	President, Stock Yards Bank & Trust Company

Stephen M. Priebe	President, Hall Contracting of Kentucky

Edwin S. Saunier	President, Saunier North American, Inc.

John L. Schutte	CEO, GeriMed, Inc.

Kathy C. Thompson	Senior EVP, Stock Yards Bancorp, Inc. and Stock Yards Bank & Trust Company and Manager of the Bank's WM&T Division

Laura L. Wells	Freelance Journalist

The Board of Directors of Bancorp has adopted a code of ethics for its CEO and financial executives included under Exhibit 14.

The following table lists the names and ages as of December 31, 2022 of all current executive officers of Bancorp and the Bank. Each executive officer is appointed by Bancorp’s Board of Directors to serve at the discretion of the Board.

There is no arrangement or understanding between any executive officer or Bancorp or the Bank and any other person(s) pursuant to which he/she was or is to be selected as an officer.

Name and Age	Position and Offices with
of Executive Officer	Bancorp and/or the Bank
James A. Hillebrand	Chairman and CEO of Bancorp and SYB
Age 54

Philip S. Poindexter	President of Bancorp and SYB; Director of Bancorp and SYB
Age 56

T. Clay Stinnett	EVP, Treasurer and CFO of Bancorp and SYB
Age 49

Michael J. Croce	EVP and Director of Retail Banking of SYB
Age 53

William M. Dishman III	EVP and Chief Risk Officer of SYB
Age 59

Michael V. Rehm	EVP and Chief Lending Officer of SYB
Age 58

Kathy C. Thompson	Senior EVP and Director of WM&T Division of SYB; Director of Bancorp and SYB
Age 61

Mr. Hillebrand was elected Chairman of the Board effective January 2021. Prior thereto, he was appointed CEO of Bancorp and SYB in October 2018. Prior thereto, he served as President of Bancorp and SYB since 2008. Prior thereto, he served as EVP and Director of Private Banking of SYB since 2005. From 2000 to 2004, he served as SVP of Private Banking. Mr. Hillebrand joined the Bank in 1996.

Mr. Poindexter was elected to the Board of Directors at the 2022 Annual Meeting. Prior thereto, he was appointed President of Bancorp and SYB in October 2018. Prior thereto, he served as Chief Lending Officer of SYB since 2008. Prior thereto, he served as EVP of SYB and Director of Commercial Banking. Mr. Poindexter joined the Bank in 2004.

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

Ms. Thompson was appointed Senior EVP of Bancorp and SYB in 2006. Prior thereto, she served as EVP of Bancorp and SYB. She joined the Bank in 1992 as Manager of the WM&T Department.

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

Consolidated Balance Sheets – December 31, 2022 and 2021
Consolidated Statements of Income - years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Comprehensive Income - years ended December 31, 2022, 2021 and 2020 Consolidated Statements of Changes in Stockholders’ Equity - years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Cash Flows - years ended December 31, 2022, 2021 and 2020
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

10.28*	Form of Performance–Vested Stock Unit Grant Agreement, as filed as Exhibit 10.1 to Form 8-K filed on March 2, 2020, is incorporated by reference herein.
10.29*	Form of Director Restricted Stock Unit Award Agreement, as filed as Exhibit 10.29 to Annual Report on Form 10-K for the year ended December 31, 2021, of Bancorp in incorporated by reference herein.
10.30*

Amendment No. 2 to the Stock Yard Bank & Trust Company Executive Nonqualified Deferred Compensation Plan, as filed as Exhibit 10.30 to Annual Report on Form 10-K for the year ended December 31, 2021, of Bancorp is incorporated by reference herein.

10.31*	Form of Performance-Vested Stock Unit Grant Agreement, as filed as Exhibit 10.1 to Form 8-K filed on March 1, 2022, incorporated by reference herein.
14	Code of Ethics for the CEO and Financial Executives
21	Subsidiaries of the Registrant
23.1	Consent of FORVIS, LLP
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act by James A Hillebrand
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act by T. Clay Stinnett
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by James A. Hillebrand
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by T. Clay Stinnett
101

The following financial statements from the Stock Yards Bancorp, Inc. December 31, 2022 Annual Report on Form 10-K, filed on February 24, 2023, formatted in inline eXtensible Business Reporting Language (XBRL):

(1)         Consolidated Balance Sheets

(2)         Consolidated Statements of Income

(3)         Consolidated Statements of Comprehensive Income

(4)         Consolidated Statements of Changes in Stockholders’ Equity

(5)         Consolidated Statements of Cash Flows

(6)         Footnotes to Consolidated Financial Statements

104	The cover page from Stock Yards Bancorp Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in inline XBRL and contained in Exhibit 101.

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

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 24, 2023	STOCK YARDS BANCORP, INC. (Registrant)

	By:	/s/ James A. Hillebrand
James A. Hillebrand
Chairman and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James A. Hillebrand	Chairman and CEO	February 24, 2023
James A. Hillebrand	(principal executive officer)

/s/ Philip S. Poindexter	President and director	February 24, 2023
Philip S. Poindexter

/s/ T. Clay Stinnett	EVP and CFO	February 24, 2023
T. Clay Stinnett	(principal financial officer

/s/ Michael B. Newton	SVP and Principal Accounting Officer	February 24, 2023
Michael B. Newton

/s/ Shannon B. Arvin	Director	February 24, 2023
Shannon B. Arvin

/s/ Paul J. Bickel	Director	February 24, 2023
Paul J. Bickel

/s/ J. McCauley Brown	Director	February 24, 2023
J. McCauley Brown

/s/ Allison J. Donovan	Director	February 24, 2023
Allison J. Donovan

/s/ David P. Heintzman	Director	February 24, 2023
David P. Heinztman

/s/ Carl G. Herde	Director	February 24, 2023
Carl G. Herde

/s/ Richard A. Lechleiter	Director	February 24, 2023
Richard A. Lechleiter

/s/ Stephen M. Priebe	Director	February 24, 2023
Stephen M. Priebe

/s/ Edwin S. Saunier	Director	February 24, 2023
Edwin S. Saunier

/s/ John L. Schutte	Director	February 24, 2023
John L. Schutte

/s/ Kathy C. Thompson	Senior EVP and Director	February 24, 2023
Kathy C. Thompson

/s/ Laura L. Wells	Director	February 24, 2023
Laura L. Wells