Form 10-Q
period 2023-03-31
Stock Yards Bancorp, Inc.
filed 2023-05-05
CIK 835324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

or

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

The number of shares outstanding of the registrant’s Common Stock, no par value, as of April 28, 2023, was 29,323,011.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2023 (unaudited) and December 31, 2022 (in thousands, except share data)

	March 31,	December 31,
	2023	2022
Assets
Cash and due from banks	$87,922	$82,515
Federal funds sold and interest bearing due from banks	229,076	84,852
Total cash and cash equivalents	316,998	167,367

Mortgage loans held for sale, at fair value	6,397	2,606
Available for sale debt securities (amortized cost of $1,266,356 in 2023 and $1,297,977 in 2022, respectively)	1,131,852	1,144,617
Held to maturity debt securities (fair value of $433,900 in 2023 and $431,833 in 2022, respectively)	468,751	473,217
Federal Home Loan Bank stock, at cost	23,226	10,928
Loans	5,243,104	5,205,918
Allowance for credit losses on loans	75,673	73,531
Net loans	5,167,431	5,132,387

Premises and equipment, net	100,761	101,612
Premises held for sale	3,246	2,644
Bank owned life insurance	85,223	84,674
Accrued interest receivable	20,561	22,157
Goodwill	194,074	194,074
Core deposit intangibles	14,196	14,958
Customer list intangibles	9,614	10,032
Other assets	125,318	134,988
Total assets	$7,667,648	$7,496,261

Liabilities
Deposits:
Non-interest bearing	$1,845,302	$1,950,198
Interest bearing	4,511,893	4,441,054
Total deposits	6,357,195	6,391,252

Securities sold under agreements to repurchase	104,578	133,342
Federal funds purchased	14,745	8,789
Subordinated debentures	26,442	26,343
Federal Home Loan Bank advances	275,000	50,000
Accrued interest payable	1,029	660
Other liabilities	94,291	125,443
Total liabilities	6,873,280	6,735,829

Commitments and contingent liabilities (Footnote 13)

Stockholders’ equity
Preferred stock, no par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value. Authorized 40,000,000 shares; issued and outstanding 29,324,000 and 29,259,000 shares in 2023 and 2022, respectively	58,582	58,367
Additional paid-in capital	382,391	377,703
Retained earnings	454,338	439,898
Accumulated other comprehensive loss	(100,943)	(115,536)
Total stockholders’ equity	794,368	760,432
Total liabilities and equity	$7,667,648	$7,496,261

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

For the three months ended March 31, 2023 and 2022 (in thousands, except per share data)

	Three months ended
	March 31,
	2023	2022
Interest income:
Loans, including fees	$68,787	$44,743
Federal funds sold and interest bearing due from banks	1,581	282
Mortgage loans held for sale	41	24
Federal Home Loan Bank stock	165	54
Investment securities:
Taxable	8,446	4,680
Tax-exempt	447	201
Total interest income	79,467	49,984
Interest expense:
Deposits	13,499	1,171
Securities sold under agreements to repurchase	456	17
Federal funds purchased and other short-term borrowings	177	3
Subordinated debentures	1,734	33
Federal Home Loan Bank advances	529	—
Total interest expense	16,395	1,224
Net interest income	63,072	48,760
Provision for credit losses	2,625	2,279
Net interest income after provision expense	60,447	46,481
Non-interest income:
Wealth management and trust services	9,527	8,243
Deposit service charges	2,149	1,863
Debit and credit card income	4,482	4,119
Treasury management fees	2,318	1,904
Mortgage banking income	1,038	1,003
Net investment product sales commissions and fees	754	607
Bank owned life insurance	549	266
Gain (loss) on sale of premises and equipment	(2)	—
Other	1,232	1,198
Total non-interest income	22,047	19,203
Non-interest expenses:
Compensation	21,896	17,969
Employee benefits	5,053	4,539
Net occupancy and equipment	3,899	3,025
Technology and communication	4,251	3,419
Debit and credit card processing	1,419	1,337
Marketing and business development	1,095	772
Postage, printing and supplies	874	733
Legal and professional	797	650
FDIC insurance	1,135	645
Amortization of investments in tax credit partnerships	323	88
Capital and deposit based taxes	639	518
Merger expenses	—	19,500
Intangible amortization	1,180	713
Other	2,753	2,389
Total non-interest expenses	45,314	56,297
Income before income tax expense	37,180	9,387
Income tax expense	8,132	1,445
Net income	29,048	7,942
Less income attributed to non-controlling interest	—	36
Net income available to stockholders	$29,048	$7,906
Net income per common share - basic	$1.00	$0.29
Net income per common share - diluted	$0.99	$0.29
Weighted average outstanding shares
Basic	29,178	27,230
Diluted	29,365	27,485

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

For the three months ended March 31, 2023 and 2022 (in thousands)

	Three months ended
	March 31,
	2023	2022
Net income	$29,048	$7,942
Other comprehensive income (loss):
Change in unrealized gain (loss) on AFS debt securities	18,859	(65,379)
Change in fair value of derivatives used in cash flow hedge	494	—
Total other comprehensive income (loss), before income tax effect	19,353	(65,379)
Tax effect	4,760	(15,720)
Total other comprehensive income (loss), net of tax	14,593	(49,659)
Comprehensive income (loss)	43,641	(41,717)
Less comprehensive income attributed to non-controlling interest	—	36
Comprehensive income (loss) available to stockholders	$43,641	$(41,753)

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

For the three months ended March 31, 2023 and 2022 (in thousands, except per share data)

					Accumulated
	Common stock		Additional		other	Total
	Shares		paid-in	Retained	comprehensive	stockholders'
	outstanding	Amount	capital	earnings	income (loss)	equity

Balance, January 1, 2023	29,259	$58,367	$377,703	$439,898	$(115,536)	$760,432

Activity for three months ended March 31, 2023:
Net income	—	—	—	29,048	—	29,048
Other comprehensive income	—	—	—	—	14,593	14,593
Stock compensation expense	—	—	1,152	—	—	1,152
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations	66	217	3,557	(6,143)	—	(2,369)
Cash dividends declared, $0.29 per share	—	—	—	(8,489)	—	(8,489)
Shares cancelled	(1)	(2)	(21)	24	—	1
Balance, March 31, 2023	29,324	$58,582	$382,391	$454,338	$(100,943)	$794,368

					Accumulated
	Common stock		Additional		other	Total
	Shares		paid-in	Retained	comprehensive	stockholders'	Non-controlling	Total
	outstanding	Amount	capital	earnings	loss	equity	interest	equity

Balance, January 1, 2022	26,596	$49,501	$243,107	$391,201	$(7,940)	$675,869	$-	$675,869

Activity for three months ended March 31, 2022:
Net income	—	—	—	7,906	—	7,906	36	7,942
Other comprehensive loss	—	—	—	—	(49,659)	(49,659)	—	(49,659)
Stock compensation expense	—	—	991	—	—	991	—	991
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations	65	216	3,451	(6,011)	—	(2,344)	—	(2,344)
Stock issued for Commonwealth acquisition	2,564	8,539	125,286	—	—	133,825	—	133,825
Non-controlling interest of acquired entity	—	—	—	—	—	—	3,094	3,094
Cash dividends declared, $0.28 per share	—	—	—	(8,172)	—	(8,172)	—	(8,172)
Shares cancelled	(5)	(18)	(280)	25	—	(273)	—	(273)
Distributions to non-controlling interest	—	—	—	—	—	—	(53)	(53)
Balance, March 31, 2022	29,220	$58,238	$372,555	$384,949	$(57,599)	$758,143	$3,077	$761,220

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

For the three months ended March 31, 2023 and 2022 (in thousands)

	2023	2022
Cash flows from operating activities:
Net income	$29,048	$7,942
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,625	2,279
Depreciation, amortization and accretion, net	5,879	4,038
Deferred income tax expense	2,261	1,231
Gain on sale of mortgage loans held for sale	(215)	(92)
Origination of mortgage loans held for sale	(24,683)	(35,829)
Proceeds from sale of mortgage loans held for sale	21,107	38,771
Bank owned life insurance income	(549)	(266)
Loss on the disposal of premises and equipment	2	—
Stock compensation expense	1,152	991
Excess tax expense (benefit) from share-based compensation arrangements	493	(643)
Net change in accrued interest receivable and other assets	3,659	6,404
Net change in accrued interest payable and other liabilities	(31,017)	(21,306)
Net cash provided by operating activities	9,762	3,520
Cash flows from investing activities:
Purchases of available for sale debt securities	—	(21,970)
Proceeds from sales of acquired available for sale debt securities	—	2,111
Proceeds from maturities and paydowns of available for sale debt securities	30,681	44,741
Purchases of held to maturity debt securities	—	(459,183)
Proceeds from maturities and paydowns of held to maturity debt securities	4,504	96,302
Purchases of Federal Home Loan Bank stock	(12,298)	—
Net change in non-PPP loans	(47,277)	(115,277)
Net change in PPP loans	9,036	69,373
Purchases of premises and equipment	(1,831)	(946)
Proceeds from sale or disposal of premises and equipment	103	—
Other investment activities	(255)	—
Proceeds from sales of other real estate owned	—	56
Cash from acquisition, net of cash paid	—	349,456
Net cash (used in) provided by investing activities	(17,337)	(35,337)
Cash flows from financing activities:
Net change in deposits	(34,057)	(162,533)
Net change in securities sold under agreements to repurchase and federal funds purchased	(22,808)	(994)
Proceeds from Federal Home Loan Bank advances	700,000	—
Repayments of Federal Home Loan Bank advances	(475,000)	—
Repayment of acquired line of credit	—	(3,200)
Share repurchases related to compensation plans	(2,368)	(2,617)
Cash disbursements to non-controlling interest	—	(53)
Cash dividends paid	(8,561)	(8,287)
Net cash (used in) provided by financing activities	157,206	(177,684)
Net change in cash and cash equivalents	149,631	(209,501)
Beginning cash and cash equivalents	167,367	961,192
Ending cash and cash equivalents	$316,998	$751,691

(continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

For the three months ended March 31,

	2023	2022
Supplemental cash flow information:
Interest paid	$16,026	$1,187
Income taxes paid, net of refunds	—	—
Cash paid for operating lease liabilities	1,071	853

Supplemental non-cash activity:
Unfunded commitments in tax credit investments	$6,262	$3,131
Dividends payable to stockholders	158	159
Premises and equipment transferred to premises held for sale	715	—

Liabilities assumed in conjunction with acquisitions:
Fair value of assets acquired	$-	$1,403,509
Cash paid in acquisition	—	30,994
Common stock issued in acquisition	—	133,825
Non-controlling interest of acquired entity	—	3,094
Total consideration paid	—	167,913
Liabilities assumed	$-	$1,235,596

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(1)	Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements include the accounts of Stock Yards Bancorp, Inc. and its wholly-owned subsidiaries. The condensed consolidated financial statements in this report have not been audited by an independent registered public accounting firm, but in the opinion of management, all adjustments necessary to present fairly the financial position and the result of operations for the interim periods have been made. All such adjustments are of a normal, recurring nature and all intercompany accounts and transactions have been eliminated.

To prepare the condensed consolidated financial statements, management must make estimates and assumptions that require difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates are susceptible to material changes as a result of changes in facts and circumstances. Actual results could differ significantly from those estimates, and the results of operations for the three month period ended March 31, 2023 do not necessarily indicate the results that Bancorp will achieve for the year ended December 31, 2023, or any other interim period.

The condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the rules and regulations for Form 10-Q as adopted by the SEC. Accordingly, the condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with Bancorp’s most recent Annual Report on Form 10-K, which contain the latest audited consolidated financial statements and notes thereto.

Reclassifications – Certain amounts presented in prior periods have been reclassified to conform to the current period presentation. These reclassifications had no impact on previously reported prior periods’ net income or shareholders’ equity.

Adoption of New Accounting Guidance – Bancorp continually monitors potential accounting pronouncements and evaluates the impact that adoption of new guidance will have on the Company’s condensed consolidated financial statements.

In March 2022, the FASB issued ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 eliminates the accounting guidance for TDRs in ASC 310-40, “Receivables – Troubled Debt Restructurings by Creditors” for entities that have adopted the CECL model introduced by ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2022-02 also requires that public business entities disclose current-period gross charge offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, “Financial Instruments – Credit Losses – Measured at Amortized Cost.” This guidance is effective for fiscal years beginning after December 15, 2022 and Bancorp’s adoption of this guidance did not have a material impact on the condensed consolidated financial statements

Accounting Standards Updates – Generally, if an issued but not yet effective ASU with an expected immaterial impact to Bancorp has been disclosed in prior SEC filings, it will not be re-disclosed.

In March 2023, the FASB issued ASU 2023-02, “Investments Equity Method and Join Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.” These amendments allow reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the of the tax credit program from which the related income tax credits are receiving. This guidance is effective for reporting entities for fiscal years beginning after December 15, 2023. Early adoption is permitted. ASU 2023-02 is not expected to have a material impact on the consolidated financial statements.

(2)	Bank Acquisition

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

	As Recorded	Fair Value		Classification	Provisional Period	As Recorded
(in thousands)	By CB	Adjustments (1)		Adjustments (2)	Adjustments (1)	by Bancorp
Assets aquired:
Cash and due from banks	$380,450	$—		$—	$—	$380,450
Mortgage loans held for sale	3,559	—		—	—	3,559
Available for sale debt securities	247,209	(416)	a	(161,819)	—	84,974
Held to maturity debt securities (2)	—	—	a	161,819	—	161,819
Federal Home Loan Bank stock, at cost	4,436	—		—	—	4,436
Loans	645,551	(13,147)	b	—	—	632,404
Allowance for credits losses on loans	(16,102)	6,152	c	—	—	(9,950)
Net loans	629,449	(6,995)		—	—	622,454
Premises and equipment, net	28,784	4,009	d	—	—	32,793
Accrued interest receivable	1,973	—		—	—	1,973
Goodwill	5,412	(5,412)	e	—	—	—
Core deposit intangible	—	12,724	f	—	—	12,724
Customer list intangibles	—	14,360	g	—	—	14,360
Mortgage servicing rights	9,387	3,289	h	—	—	12,676
Deferred income taxes, net	—	(3,727)	i	—	—	(3,727)
Other assets	9,389	(1,065)	j	—	—	8,324
Total assets acquired	$1,320,048	$16,767		$-	$-	$1,336,815

Liabilities assumed:
Deposits:
Non-interest bearing	$302,098	$—		$—	$—	$302,098
Interest bearing	818,334	371	k	—	—	818,705
Total deposits	1,120,432	371		—	—	1,120,803
SSUAR	66,220	—		—	—	66,220
Subordinated debentures	26,806	(794)	l	—	—	26,012
Line of credit	3,200	—		—	—	3,200
Accrued interest payable	243	—		—	—	243
Other liabilities	17,822	1,296	m	—	—	19,118
Total liabilities assumed	1,234,723	873		—	—	1,235,596
Net assets acquired	$85,325	$15,894		$-	$-	$101,219

Consideration for common stock						$133,825
Cash consideration paid						30,994
Non-controlling interest of acquired entity						3,094
Total consideration						$167,913

Goodwill						$66,694

(1)	See the following page for explanations of individual fair value/provisional period adjustments.

(2)	As of acquisition date, securities with a fair value of $162 million were classified by Bancorp as HTM.

Explanation of fair value/provisional period adjustments:

a.	Adjustment to investment securities based on Bancorp’s evaluation of the acquired portfolio.

b.	Adjustments to loans to reflect estimated fair value adjustments, including the following:

(in thousands)

Fair value adjustment - acquired non PCD loans	$(9,216)
Fair value adjustment - acquired PCD loans	(4,094)
Eliminate unrecognized loan fees on acquired loans and fair value hedge	163
Net loan fair value adjustments	$(13,147)

c.	The net adjustment to ACL for loans includes the following:

(in thousands)

Reversal of historical CB ACL for loans	$(16,102)
Estimate of lifetime credit losses for PCD loans	9,950
Net change in ACL for loans	$(6,152)

d.	Adjustment to premises and equipment to reflect the estimated fair value of acquired premises and equipment and right of use assets.

e.	Elimination of the historical CB goodwill.

f.	Calculation of CDI related to the acquisition.

g.	Calculation of CLI related to the acquisition.

h.	Adjustment to reflect the estimated fair value of MSRs.

i.	Adjustment to net DTAs associated with the effects of the purchase accounting adjustments.

j.	Adjustment to other assets to reflect the estimated fair value of prepaid and other assets.

k.	Adjustment to deposits to reflect the estimated fair value of time deposits in interest rates, which was based on an analysis of market interest rates and maturity dates at the time of acquisition.

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

Total revenue, defined as net interest income and non-interest income, attributed to CB totaled approximately $10.7 million and $3.2 million for the three months ended March 31, 2023 and 2022, respectively. The significant increase between the three months ended March 31, 2023 and 2022 is the result of the prior year period including only a partial month of activity given the March 7, 2022 acquisition date.

The following unaudited pro forma condensed combined financial information presents the results of operations of Bancorp, including the effects of the purchase accounting adjustments and acquisition expenses, had the CB acquisition taken place at the beginning of the period.

(in thousands)	Three months ended March 31, 2022

Net interest income	$53,793
Provision for credit losses (1)	(2,150)
Non-interest income	22,143
Non-interest expense (2)	47,289
Income before income tax expense	30,797
Income tax expense	6,467
Net income	24,330
Less net income attributed to non-controlling interest	51
Net income available to stockholders	$24,279

Earnings per share
Basic	$0.84
Diluted	0.83

Basic weighted average shares outstanding	29,056
Diluted weighted average shares outstanding	29,364

(1) - Excludes $4.4 million in merger related credit loss expense for the three months ended March 31, 2022.

(2) - Excludes $24.1 million in merger expenses for the three months ended March 31, 2022.

(3)	Investment Securities

Debt securities purchased in which Bancorp has the intent and ability to hold to their maturity are classified HTM securities. All other investment securities are classified as AFS securities.

AFS Debt Securities

The following table summarizes the amortized cost, unrealized gains and losses, and fair value of Bancorp’s AFS debt securities portfolio:

(in thousands)	Amortized	Unrealized
March 31, 2023	cost	Gains	Losses	Fair value

U.S. Treasury and other U.S. Government obligations	$122,752	$-	$(6,464)	$116,288
Government sponsored enterprise obligations	142,900	75	(5,196)	137,779
Mortgage backed securities - government agencies	851,879	-	(108,424)	743,455
Obligations of states and political subdivisions	142,901	-	(14,176)	128,725
Other	5,924	-	(319)	5,605
Total available for sale debt securities	$1,266,356	$75	$(134,579)	$1,131,852

December 31, 2022

U.S. Treasury and other U.S. Government obligations	$122,966	$-	$(7,927)	$115,039
Government sponsored enterprise obligations	149,773	290	(6,437)	143,626
Mortgage backed securities - government agencies	874,265	58	(121,585)	752,738
Obligations of states and political subdivisions	145,016	1	(17,418)	127,599
Other	5,957	-	(342)	5,615
Total available for sale debt securities	$1,297,977	$349	$(153,709)	$1,144,617

HTM Debt Securities

The following table summarizes the amortized cost, unrecognized gains and losses, and fair value of Bancorp’s HTM debt securities portfolio:

(in thousands)	Carrying	Unrecognized
March 31, 2023	value	Gains	Losses	Fair value

U.S. Treasury and other U.S. Government obligations	$217,906	$-	$(7,065)	$210,841
Government sponsored enterprise obligations	27,229	-	(1,884)	25,345
Mortgage backed securities - government agencies	223,616	-	(25,902)	197,714
Total held to maturity debt securities	$468,751	$-	$(34,851)	$433,900

December 31, 2022
U.S. Treasury and other U.S. Government obligations	$217,794	$-	$(9,166)	$208,628
Government sponsored enterprise obligations	27,507	-	(2,559)	24,948
Mortgage backed securities - government agencies	227,916	-	(29,659)	198,257
Total held to maturity debt securities	$473,217	$-	$(41,384)	$431,833

All investment securities classified as HTM by Bancorp as of March 31, 2023 are obligations of the U.S. Government and/or are issued by U.S. Government-sponsored agencies and have an implicit or explicit government guarantee. Therefore, no ACL has been recorded for Bancorp’s HTM securities as of March 31, 2023. Further, as of March 31, 2023, none of Bancorp’s HTM securities were in non-accrual or past due status.

Debt Securities by Contractual Maturity

A summary of AFS and HTM debt securities by contractual maturity as of March 31, 2023 follows:

	AFS Debt Securities		HTM Debt Securities
(in thousands)	Amortized cost	Fair value	Carrying value	Fair value

Due within one year	$38,238	$37,810	$65,167	$63,709
Due after one year but within five years	154,856	146,932	153,365	147,726
Due after five years but within 10 years	67,697	60,871	26,014	24,170
Due after 10 years	153,686	142,784	589	581
Mortgage backed securities - government agencies	851,879	743,455	223,616	197,714
Total	$1,266,356	$1,131,852	$468,751	$433,900

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

At March 31, 2023 and December 31, 2022, there were no holdings of debt securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

Accrued interest on the AFS and HTM securities portfolios totaled $3 million and $729,000 at March 31, 2023, respectively. Accrued interest on the AFS and HTM securities portfolios totaled $4 million and $2 million at December 31, 2022, respectively. Accrued interest on the AFS and HTM securities portfolios are included in the condensed consolidated balance sheets.

AFS debt securities totaling $247 million were acquired on March 7, 2022, as a result of the CB acquisition, a portion of which were classified as HTM at acquisition. Shortly after acquisition, three securities with a total fair value of $2 million were sold, resulting in a loss on the sale of $92,000, which was recorded as a fair value adjustment through goodwill during the first quarter of 2022.

Securities with a carrying value of $783 million and $1.1 billion were pledged at March 31, 2023 and December 31, 2022, respectively, to secure accounts of commercial depositors in cash management accounts, public deposits and uninsured cash balances for WM&T accounts.

Based on an evaluation of available information including security type, counterparty credit quality, past events, current conditions, and reasonable and supportable forecasts that are relevant to collectability, Bancorp has concluded that it expects to receive all contractual cash flows from each security held in its AFS and HTM debt securities portfolio. As such, no allowance or impairment was recorded with respect to investment securities as of March 31, 2023.

Unrealized and Unrecognized Loss Analysis on Debt Securities

Debt securities with unrealized and unrecognized losses at March 31, 2023 and December 31, 2022, aggregated by investment category and length of time securities have been in a continuous unrealized loss position follows:

	AFS Debt Securities
	Less than 12 months		12 months or more		Total
(in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2023	value	losses	value	losses	value	losses

U.S. Treasury and other U.S. Government obligations	$-	$-	$116,288	$(6,464)	$116,288	$(6,464)
Government sponsored enterprise obligations	43,668	(157)	76,479	(5,039)	120,147	(5,196)
Mortgage-backed securities - government agencies	113,174	(3,879)	620,688	(104,545)	733,862	(108,424)
Obligations of states and political subdivisions	7,312	(42)	107,916	(14,134)	115,228	(14,176)
Other	-	-	5,604	(319)	5,604	(319)

Total AFS debt securities	$164,154	$(4,078)	$926,975	$(130,501)	$1,091,129	$(134,579)

December 31, 2022

U.S. Treasury and other U.S. Government obligations	$3,025	$(57)	$111,966	$(7,870)	$114,991	$(7,927)
Government sponsored enterprise obligations	99,785	(3,553)	22,484	(2,884)	122,269	(6,437)
Mortgage-backed securities - government agencies	180,263	(11,114)	567,988	(110,471)	748,251	(121,585)
Obligations of states and political subdivisions	64,165	(3,763)	56,864	(13,655)	121,029	(17,418)
Other	4,865	(213)	749	(129)	5,614	(342)

Total AFS debt securities	$352,103	$(18,700)	$760,051	$(135,009)	$1,112,154	$(153,709)

	HTM Debt Securities
	Less than 12 months		12 months or more		Total
(in thousands)	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
March 31, 2023	value	losses	value	losses	value	losses

U.S. Treasury and other U.S. Government obligations	$-	$-	$210,841	$(7,065)	$210,841	$(7,065)
Government sponsored enterprise obligations	1,602	(4)	23,743	(1,880)	25,345	(1,884)
Mortgage-backed securities - government agencies	409	(9)	197,305	(25,893)	197,714	(25,902)

Total HTM debt securities	$2,011	$(13)	$431,889	$(34,838)	$433,900	$(34,851)

December 31, 2022

U.S. Treasury and other U.S. Government obligations	$208,628	$(9,166)	$-	$-	$208,628	$(9,166)
Government sponsored enterprise obligations	24,948	(2,559)	-	-	24,948	(2,559)
Mortgage-backed securities - government agencies	198,257	(29,659)	-	-	198,257	(29,659)

Total HTM debt securities	$431,833	$(41,384)	$-	$-	$431,833	$(41,384)

Applicable dates for determining when securities are in unrealized and unrecognized loss positions are March 31, 2023 and December 31, 2022. As such, it is possible that a security had a market value lower than its amortized cost on other days during the past 12 months, but is not in the “Less than 12 months” category above.

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

In evaluating debt securities in unrealized and unrecognized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, Bancorp considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition, among other factors. Unrealized and unrecognized losses on Bancorp’s investment securities portfolio have not been recognized as an expense because the securities are of high credit quality, and the decline in fair values is attributable to changes in the prevailing interest rate environment since the purchase date. Fair value is expected to recover as securities reach maturity and/or the interest rate environment returns to conditions similar to when these securities were purchased. These investments consisted of 523 and 547 separate investment positions as of March 31, 2023 and December 31, 2022, respectively. By dollar value, approximately 98% of the portfolio was in a loss position as of both March 31, 2023 and December 31, 2022. There were no credit related factors underlying unrealized and unrecognized losses on debt securities at March 31, 2023 and December 31, 2022.

(4)	Loans and Allowance for Credit Losses on Loans

Composition of loans by class follows:

(in thousands)	March 31, 2023	December 31, 2022

Commercial real estate - non-owner occupied	$1,421,660	$1,397,346
Commercial real estate - owner occupied	850,766	834,629
Total commercial real estate	2,272,426	2,231,975

Commercial and industrial - term	769,479	765,163
Commercial and industrial - term - PPP	9,557	18,593
Commercial and industrial - lines of credit	435,743	465,813
Total commercial and industrial	1,214,779	1,249,569

Residential real estate - owner occupied	620,417	591,515
Residential real estate - non-owner occupied	323,519	313,248
Total residential real estate	943,936	904,763

Construction and land development	439,673	445,690
Home equity lines of credit	200,933	200,725
Consumer	136,412	139,461
Leases	13,207	13,322
Credits cards	21,738	20,413
Total loans (1)	$5,243,104	$5,205,918

(1) Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs.

Accrued interest on loans, which is excluded from the amortized cost of loans, totaled $16 million and $17 million at March 31, 2023 and December 31, 2022, respectively, and was included in the condensed consolidated balance sheets.

Loans with carrying amounts of $2.85 billion and $2.77 billion were pledged to secure FHLB borrowing capacity at March 31, 2023 and December 31, 2022, respectively.

Loans to directors and their related interests, including loans to companies for which directors are principal owners and executive officers, totaled $71 million and $79 million as of March 31, 2023 and December 31, 2022, respectively.

PCD Loans

In connection with the acquisitions of CB on March 7, 2022, Bancorp acquired loans both with and without evidence of credit quality deterioration since origination. Acquired loans are recorded at their fair value at the time of acquisition with no carryover from the acquired institution’s previously recorded allowance for loan and lease losses. Acquired loans are accounted for under ASC 326, Financial Instruments – Credit Losses.

Bancorp purchased loans through the prior year acquisition for which there was, at the time of acquisition, more-than-insignificant deterioration of credit quality since origination. The carrying amount of loans acquired and classified as PCD was as follows at the respective acquisition dates:

CB
(in thousands)	March 7, 2022

Purchase price of PCD loans at acquisition	$88,549
Allowance for credit losses at acquisition	(9,950)
Non-credit discount at acquisition	(4,094)
Fair value of PCD loans at acquisition	$74,505

At March 31, 2023, the book balance of PCD loans acquired as a result of the CB acquisition totaled $59 million. Interest income recognized on loans classified as PCD totaled $1.1 million and $459,000 for the three month periods ended March 31, 2023 and 2022, respectively.

ACL for Loans

The table below reflects activity in the ACL related to loans:

(in thousands) Three Months Ended March 31, 2023	Beginning Balance	Provision for Credit Losses on Loans	Charge-offs	Recoveries	Ending Balance

Commercial real estate - non-owner occupied	$22,641	$(991)	$-	$19	$21,669
Commercial real estate - owner occupied	10,827	602	-	-	11,429
Total commercial real estate	33,468	(389)	-	19	33,098

Commercial and industrial - term	12,991	991	(71)	87	13,982
Commercial and industrial - lines of credit	6,389	(364)	-	-	6,041
Total commercial and industrial	19,380	627	(71)	87	20,023

Residential real estate - owner occupied	6,717	1,478	-	10	8,205
Residential real estate - non-owner occupied	3,597	546	-	1	4,144
Total residential real estate	10,314	2,024	-	11	12,349

Construction and land development	7,186	(451)	-	-	6,735
Home equity lines of credit	1,613	17	(12)	-	1,618
Consumer	1,158	88	(199)	139	1,186
Leases	201	(2)	-	-	199
Credit cards	211	336	(88)	6	465
Total	$73,531	$2,250	$(370)	$262	$75,673

(in thousands) Three Months Ended March 31, 2022	Beginning Balance	Initial ACL on PCD Loans	Provision for Credit Losses on Loans	Charge-offs	Recoveries	Ending Balance

Commercial real estate - non-owner occupied	$15,960	$3,508	$1,140	$-	$12	$20,620
Commercial real estate - owner occupied	9,595	2,121	(411)	-	21	11,326
Total commercial real estate	25,555	5,629	729	-	33	31,946

Commercial and industrial - term	8,577	1,358	567	(113)	719	11,108
Commercial and industrial - lines of credit	4,802	1,874	(132)	(36)	-	6,508
Total commercial and industrial	13,379	3,232	435	(149)	719	17,616

Residential real estate - owner occupied	4,316	590	460	(6)	3	5,363
Residential real estate - non-owner occupied	3,677	-	(319)	-	3	3,361
Total residential real estate	7,993	590	141	(6)	6	8,724

Construction and land development	4,789	419	656	-	-	5,864
Home equity lines of credit	1,044	2	421	-	-	1,467
Consumer	772	78	262	(254)	191	1,049
Leases	204	-	7	-	-	211
Credit cards	162	-	28	-	-	190
Total	$53,898	$9,950	$2,679	$(409)	$949	$67,067

The following tables present the amortized cost basis of non-performing loans and the amortized cost basis of loans on non-accrual status for which there was no related ACL losses:

	Non-accrual Loans		Past Due 90-Days-
(in thousands)	With No	Total	or-More and Still
March 31, 2023	Recorded ACL	Non-accrual Loans	Accruing Interest

Commercial real estate - non-owner occupied	$—	$7,349	$622
Commercial real estate - owner occupied	—	1,297	—
Total commercial real estate	—	8,646	622

Commercial and industrial - term	402	5,214	227
Commercial and industrial - PPP	—	—	—
Commercial and industrial - lines of credit	273	348	—
Total commercial and industrial	675	5,562	227

Residential real estate - owner occupied	247	2,183	—
Residential real estate - non-owner occupied	—	390	43
Total residential real estate	247	2,573	43

Construction and land development	—	—	—
Home equity lines of credit	—	100	—
Consumer	—	265	—
Leases	—	—	—
Credit cards	—	243	2
Total	$922	$17,389	$894

	Non-accrual Loans			Past Due 90-Days-
(in thousands)	With No	Total	Troubled Debt	or-More and Still
December 31, 2022	Recorded ACL	Non-accrual Loans	Restructurings (1)	Accruing Interest

Commercial real estate - non-owner occupied	$—	$7,707	$—	$78
Commercial real estate - owner occupied	1,370	2,525	—	—
Total commercial real estate	1,370	10,232	—	78

Commercial and industrial - term	403	1,182	—	259
Commercial and industrial - PPP	—	21	—	28
Commercial and industrial - lines of credit	273	348	—	300
Total commercial and industrial	676	1,551	—	587

Residential real estate - owner occupied	249	1,801	—	—
Residential real estate - non-owner occupied	—	219	—	220
Total residential real estate	249	2,020	—	220

Construction and land development	—	—	—	—
Home equity lines of credit	—	205	—	—
Consumer	—	234	—	—
Leases	—	—	—	—
Credit cards	—	—	—	7
Total	$2,295	$14,242	$—	$892

(1) Does not include TDRs captured in the non-accrual column.

For the three month periods ended March 31, 2023 and 2022, the amount of accrued interest income previously recorded as revenue and subsequently reversed due to the change in accrual status was immaterial.

For the three month periods ended March 31, 2023 and 2022, no interest income was recognized on loans on non-accrual status.

The following table presents the amortized cost basis and ACL allocated for collateral dependent loans, which are individually evaluated to determine expected credit losses:

(in thousands) March 31, 2023	Real Estate	Accounts Receivable / Equipment	Other	Total	ACL Allocation

Commercial real estate - non-owner occupied	$14,336	$-	$-	$14,336	$2,357
Commercial real estate - owner occupied	3,157	-	-	3,157	845
Total commercial real estate	17,493	-	-	17,493	3,202

Commercial and industrial - term	4,541	330	470	5,341	1,463
Commercial and industrial - lines of credit	2,777	169	272	3,218	756
Total commercial and industrial	7,318	499	742	8,559	2,219

Residential real estate - owner occupied	2,578	-	-	2,578	217
Residential real estate - non-owner occupied	584	-	-	584	116
Total residential real estate	3,162	-	-	3,162	333

Construction and land development	-	-	-	-	-
Home equity lines of credit	100	-	-	100	-
Consumer	-	-	270	270	20
Leases	-	-	-	-	-
Credit cards	-	-	-	-	-
Total collateral dependent loans	$28,073	$499	$1,012	$29,584	$5,774

(in thousands) December 31, 2022	Real Estate	Accounts Receivable / Equipment	Other	Total	ACL Allocation

Commercial real estate - non-owner occupied	$14,764	$-	$-	$14,764	$2,652
Commercial real estate - owner occupied	4,415	-	-	4,415	846
Total commercial real estate	19,179	-	-	19,179	3,498

Commercial and industrial - term	39	2,207	-	2,246	1,205
Commercial and industrial - lines of credit	422	2,821	-	3,243	761
Total commercial and industrial	461	5,028	-	5,489	1,966

Residential real estate - owner occupied	2,199	-	-	2,199	222
Residential real estate - non-owner occupied	415	-	-	415	116
Total residential real estate	2,614	-	-	2,614	338

Construction and land development	-	-	-	-	-
Home equity lines of credit	205	-	-	205	-
Consumer	-	-	219	219	20
Leases	-	-	-	-	-
Credit cards	-	-	-	-	-
Total collateral dependent loans	$22,459	$5,028	$219	$27,706	$5,822

The following tables present the aging of contractually past due loans by portfolio class:

(in thousands)		30-59 days	60-89 days	90 or more	Total Past	Total
March 31, 2023	Current	Past Due	Past Due	days Past Due	Due Loans	Loans

Commercial real estate - non-owner occupied	$1,420,520	$93	$77	$970	$1,140	$1,421,660
Commercial real estate - owner occupied	849,361	1,082	76	247	1,405	850,766
Total commercial real estate	2,269,881	1,175	153	1,217	2,545	2,272,426

Commercial and industrial - term	764,893	20	2,554	2,012	4,586	769,479
Commercial and industrial - term - PPP	9,557	—	—	—	—	9,557
Commercial and industrial - lines of credit	435,296	99	—	348	447	435,743
Total commercial and industrial	1,209,746	119	2,554	2,360	5,033	1,214,779

Residential real estate - owner occupied	618,228	1,170	297	722	2,189	620,417
Residential real estate - non-owner occupied	323,142	—	—	377	377	323,519
Total residential real estate	941,370	1,170	297	1,099	2,566	943,936

Construction and land development	439,673	—	—	—	—	439,673
Home equity lines of credit	199,880	923	80	50	1,053	200,933
Consumer	135,993	115	64	240	419	136,412
Leases	13,207	—	—	—	—	13,207
Credit cards	21,688	45	3	2	50	21,738
Total	$5,231,438	$3,547	$3,151	$4,968	$11,666	$5,243,104

(in thousands)		30-59 days	60-89 days	90 or more	Total Past	Total
December 31, 2022	Current	Past Due	Past Due	days Past Due	Due Loans	Loans

Commercial real estate - non-owner occupied	$1,393,016	$3,404	$460	$466	$4,330	$1,397,346
Commercial real estate - owner occupied	831,731	225	2,592	81	2,898	834,629
Total commercial real estate	2,224,747	3,629	3,052	547	7,228	2,231,975

Commercial and industrial - term	763,793	157	292	921	1,370	765,163
Commercial and industrial - term - PPP	17,719	748	77	49	874	18,593
Commercial and industrial - lines of credit	464,494	389	300	630	1,319	465,813
Total commercial and industrial	1,246,006	1,294	669	1,600	3,563	1,249,569

Residential real estate - owner occupied	587,830	1,613	974	1,098	3,685	591,515
Residential real estate - non-owner occupied	312,249	373	331	295	999	313,248
Total residential real estate	900,079	1,986	1,305	1,393	4,684	904,763

Construction and land development	445,618	—	72	—	72	445,690
Home equity lines of credit	200,036	566	40	83	689	200,725
Consumer	138,846	342	85	188	615	139,461
Leases	13,322	—	—	—	—	13,322
Credit cards	20,401	3	2	7	12	20,413
Total	$5,189,055	$7,820	$5,225	$3,818	$16,863	$5,205,918

Loan Risk Ratings

Consistent with regulatory guidance, Bancorp categorizes loans into credit risk rating categories based on relevant information about the ability of borrowers to service their debt, including current financial information, historical payment experience, credit documentation, public information and current economic trends. Pass-rated loans include all risk-rated loans other than those classified as OAEM, substandard, and doubtful, which are defined below:

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

Substandard non-performing – Loans classified as substandard non-performing have all the characteristics of substandard loans and have been placed on non-accrual status. Loans are placed on non-accrual status when prospects for recovering both principal and accrued interest are considered doubtful or when a default of principal or interest has existed for 90 days or more.

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

As of March 31, 2023, the risk rating of loans based on year of origination was as follows:

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving loans amortized
March 31, 2023	2023	2022	2021	2020	2019	Prior	cost basis	Total

Commercial real estate - non-owner occupied:
Risk rating
Pass	$54,428	$354,920	$379,689	$250,448	$124,052	$194,552	$23,852	$1,381,941
OAEM	-	-	1,991	-	3,507	2,189	-	7,687
Substandard	-	1,381	1,012	3,703	18,261	229	97	24,683
Substandard non-performing	-	-	-	-	-	7,349	-	7,349
Doubtful	-	-	-	-	-	-	-	-
Total Commercial real estate non-owner occupied	$54,428	$356,301	$382,692	$254,151	$145,820	$204,319	$23,949	$1,421,660
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate - owner occupied:
Risk rating
Pass	$51,338	$159,590	$207,031	$184,700	$99,251	$120,853	$11,742	$834,505
OAEM	-	2,889	617	5,299	1,104	1,126	846	11,881
Substandard	-	-	1,140	-	680	1,262	-	3,082
Substandard non-performing	-	389	832	-	-	77	-	1,298
Doubtful	-	-	-	-	-	-	-	-
Total Commercial real estate owner occupied	$51,338	$162,868	$209,620	$189,999	$101,035	$123,318	$12,588	$850,766
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial and industrial - term:
Risk rating
Pass	$150,625	$262,762	$196,467	$70,680	$45,180	$33,750	$-	$759,464
OAEM	-	831	2,795	-	261	454	-	4,341
Substandard	126	40	-	-	184	112	-	462
Substandard non-performing	-	3,772	64	540	106	730	-	5,212
Doubtful	-	-	-	-	-	-	-	-
Total Commercial and industrial - term	$150,751	$267,405	$199,326	$71,220	$45,731	$35,046	$-	$769,479
Current period gross charge offs	$-	$-	$(6)	$(37)	$-	$(28)	$-	$(71)

Commercial and industrial - PPP
Risk rating
Pass	$-	$-	$6,858	$2,699	$-	$-	$-	$9,557
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Commercial and industrial - PPP	$-	$-	$6,858	$2,699	$-	$-	$-	$9,557
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

(continued)

(continued)

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving loans amortized
March 31, 2023	2023	2022	2021	2020	2019	Prior	cost basis	Total

Commercial and industrial - lines of credit
Risk rating
Pass	$4,329	$45,595	$4,083	$769	$10,222	$2,376	$349,426	$416,800
OAEM	-	-	-	-	-	-	17,092	17,092
Substandard	-	-	-	879	-	-	624	1,503
Substandard non-performing	-	-	-	-	273	-	75	348
Doubtful	-	-	-	-	-	-	-	-
Total Commercial and industrial - lines of credit	$4,329	$45,595	$4,083	$1,648	$10,495	$2,376	$367,217	$435,743
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Residential real estate - owner occupied
Risk rating
Pass	$43,469	$185,699	$188,309	$93,506	$26,152	$80,500	$-	$617,635
OAEM	-	-	94	-	65	-	-	159
Substandard	-	17	-	10	-	413	-	440
Substandard non-performing	24	486	180	214	60	1,219	-	2,183
Doubtful	-	-	-	-	-	-	-	-
Total Residential real estate - owner occupied	$43,493	$186,202	$188,583	$93,730	$26,277	$82,132	$-	$620,417
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Residential real estate - non-owner occupied
Risk rating
Pass	$21,218	$92,239	$82,276	$53,823	$33,894	$38,678	$-	$322,128
OAEM	-	14	-	112	262	286	-	674
Substandard	-	-	-	-	-	327	-	327
Substandard non-performing	-	259	20	-	-	111	-	390
Doubtful	-	-	-	-	-	-	-	-
Total Residential real estate - non-owner occupied	$21,218	$92,512	$82,296	$53,935	$34,156	$39,402	$-	$323,519
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Construction and land development
Risk rating
Pass	$27,791	$243,747	$73,360	$52,361	$549	$6,973	$29,719	$434,500
OAEM	-	-	-	-	-	-	999	999
Substandard	4,174	-	-	-	-	-	-	4,174
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Construction and land development	$31,965	$243,747	$73,360	$52,361	$549	$6,973	$30,718	$439,673
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Home equity lines of credit
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$200,794	$200,794
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	39	39
Substandard non-performing	-	-	-	-	-	-	100	100
Doubtful	-	-	-	-	-	-	-	-
Total Home equity lines of credit	$-	$-	$-	$-	$-	$-	$200,933	$200,933
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$(12)	$(12)

(continued)

(continued)

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving loans amortized
March 31, 2023	2023	2022	2021	2020	2019	Prior	cost basis	Total

Consumer
Risk rating
Pass	$10,645	$24,848	$15,791	$4,729	$3,628	$3,260	$73,246	$136,147
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	111	37	44	37	36	-	265
Doubtful	-	-	-	-	-	-	-	-
Total Consumer	$10,645	$24,959	$15,828	$4,773	$3,665	$3,296	$73,246	$136,412
Current period gross charge offs	$(154)	$(5)	$(1)	$(15)	$(8)	$(15)	$(1)	$(199)

Leases
Risk rating
Pass	$4,202	$4,066	$2,359	$454	$476	$1,650	$-	$13,207
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Leases	$4,202	$4,066	$2,359	$454	$476	$1,650	$-	$13,207
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Credit cards
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$21,494	$21,494
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	244	244
Doubtful	-	-	-	-	-	-	-	-
Total Credit cards	$-	$-	$-	$-	$-	$-	$21,738	$21,738
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$(88)	$(88)

Total loans
Risk rating
Pass	$368,045	$1,373,466	$1,156,223	$714,169	$343,404	$482,592	$710,273	$5,148,172
OAEM	-	3,734	5,497	5,411	5,199	4,055	18,937	42,833
Substandard	4,300	1,438	2,152	4,592	19,125	2,343	760	34,710
Substandard non-performing	24	5,017	1,133	798	476	9,522	419	17,389
Doubtful	-	-	-	-	-	-	-	-
Total Loans	$372,369	$1,383,655	$1,165,005	$724,970	$368,204	$498,512	$730,389	$5,243,104
Current period gross charge offs	$(154)	$(5)	$(7)	$(52)	$(8)	$(43)	$(101)	$(370)

As of December 31, 2022, the risk rating of loans based on year of origination was as follows:

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving loans amortized
December 31, 2022	2022	2021	2020	2019	2018	Prior	cost basis	Total

Commercial real estate - non-owner occupied:
Risk rating
Pass	$338,460	$380,612	$264,833	$128,407	$76,359	$139,095	$24,875	$1,352,641
OAEM	-	2,006	-	3,534	-	5,414	-	10,954
Substandard	1,381	1,012	3,744	19,574	-	233	100	26,044
Substandard non-performing	-	-	-	-	-	7,707	-	7,707
Doubtful	-	-	-	-	-	-	-	-
Total Commercial real estate non-owner occupied	$339,841	$383,630	$268,577	$151,515	$76,359	$152,449	$24,975	$1,397,346

Commercial real estate - owner occupied:
Risk rating
Pass	$165,711	$202,599	$194,052	$104,148	$60,899	$74,356	$13,062	$814,827
OAEM	2,895	1,777	4,540	1,891	676	216	510	12,505
Substandard	-	1,152	-	1,623	1,928	69	-	4,772
Substandard non-performing	1,533	911	-	-	-	81	-	2,525
Doubtful	-	-	-	-	-	-	-	-
Total Commercial real estate owner occupied	$170,139	$206,439	$198,592	$107,662	$63,503	$74,722	$13,572	$834,629

Commercial and industrial - term:
Risk rating
Pass	$357,470	$210,906	$90,063	$39,068	$29,901	$27,354	$-	$754,762
OAEM	3,835	2,935	-	303	1,426	-	-	8,499
Substandard	178	-	-	201	-	341	-	720
Substandard non-performing	539	39	486	101	17	-	-	1,182
Doubtful	-	-	-	-	-	-	-	-
Total Commercial and industrial - term	$362,022	$213,880	$90,549	$39,673	$31,344	$27,695	$-	$765,163

Commercial and industrial - PPP
Risk rating
Pass	$-	$14,212	$4,047	$-	$-	$-	$-	$18,259
OAEM	-	-	313	-	-	-	-	313
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	21	-	-	-	-	21
Doubtful	-	-	-	-	-	-	-	-
Total Commercial and industrial - PPP	$-	$14,212	$4,381	$-	$-	$-	$-	$18,593

(continued)

(continued)

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving loans amortized
December 31, 2022	2022	2021	2020	2019	2018	Prior	cost basis	Total

Commercial and industrial - lines of credit
Risk rating
Pass	$54,948	$13,999	$991	$9,179	$1,188	$1,033	$367,688	$449,026
OAEM	-	-	-	-	-	366	12,491	12,857
Substandard	-	-	905	1,915	-	-	762	3,582
Substandard non-performing	-	-	-	273	-	-	75	348
Doubtful	-	-	-	-	-	-	-	-
Total Commercial and industrial - lines of credit	$54,948	$13,999	$1,896	$11,367	$1,188	$1,399	$381,016	$465,813

Residential real estate - owner occupied
Risk rating
Pass	$188,765	$189,007	$96,818	$28,316	$15,281	$70,556	$-	$588,743
OAEM	360	96	-	70	-	-	-	526
Substandard	18	-	10	-	140	277	-	445
Substandard non-performing	65	191	70	292	122	1,061	-	1,801
Doubtful	-	-	-	-	-	-	-	-
Total Residential real estate - owner occupied	$189,208	$189,294	$96,898	$28,678	$15,543	$71,894	$-	$591,515

Residential real estate - non-owner occupied
Risk rating
Pass	$97,313	$83,458	$55,787	$34,304	$19,300	$21,720	$-	$311,882
OAEM	15	-	115	271	124	290	-	815
Substandard	-	-	-	-	-	332	-	332
Substandard non-performing	86	21	-	-	-	112	-	219
Doubtful	-	-	-	-	-	-	-	-
Total Residential real estate - non-owner occupied	$97,414	$83,479	$55,902	$34,575	$19,424	$22,454	$-	$313,248

Construction and land development
Risk rating
Pass	$257,559	$99,204	$45,427	$580	$5,959	$1,123	$30,378	$440,230
OAEM	-	-	-	-	-	-	999	999
Substandard	4,461	-	-	-	-	-	-	4,461
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Construction and land development	$262,020	$99,204	$45,427	$580	$5,959	$1,123	$31,377	$445,690

Home equity lines of credit
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$200,481	$200,481
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	39	39
Substandard non-performing	-	-	-	-	-	-	205	205
Doubtful	-	-	-	-	-	-	-	-
Total Home equity lines of credit	$-	$-	$-	$-	$-	$-	$200,725	$200,725

(continued)

(continued)

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving loans amortized
December 31, 2022	2022	2021	2020	2019	2018	Prior	cost basis	Total

Consumer
Risk rating
Pass	$27,308	$18,396	$5,536	$5,450	$2,270	$1,621	$78,646	$139,227
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	21	56	40	62	9	31	15	234
Doubtful	-	-	-	-	-	-	-	-
Total Consumer	$27,329	$18,452	$5,576	$5,512	$2,279	$1,652	$78,661	$139,461

Leases
Risk rating
Pass	$4,643	$4,344	$2,589	$535	$576	$635	$-	$13,322
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Leases	$4,643	$4,344	$2,589	$535	$576	$635	$-	$13,322

Credit cards
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$20,413	$20,413
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Credit cards	$-	$-	$-	$-	$-	$-	$20,413	$20,413

Total loans
Risk rating
Pass	$1,492,177	$1,216,737	$760,143	$349,987	$211,733	$337,493	$735,543	$5,103,813
OAEM	7,105	6,814	4,968	6,069	2,226	6,286	14,000	47,468
Substandard	6,038	2,164	4,659	23,313	2,068	1,252	901	40,395
Substandard non-performing	2,244	1,218	617	728	148	8,992	295	14,242
Doubtful	-	-	-	-	-	-	-	-
Total Loans	$1,507,564	$1,226,933	$770,387	$380,097	$216,175	$354,023	$750,739	$5,205,918

For certain loan classes, such as credit cards, credit quality is evaluated based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in credit cards based on payment activity:

	March 31,	December 31,
(in thousands)	2023	2022

Credit cards
Performing	$21,494	$20,413
Non-performing	244	—
Total credit cards	$21,738	$20,413

Bancorp had $290,000 and $317,000, respectively, in residential real estate loans for which formal foreclosure proceedings were in process at March 31, 2023 and December 31, 2022.

Modifications to Borrowers Experiencing Financial Difficulty

Bancorp adopted ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures,” effective January 1, 2023. The amendments in ASU 2022-02 eliminated the recognition and measure of troubled debt restructurings and enhanced disclosures for loan modifications to borrowers experiencing financial difficulty.

During the three months ended March 31, 2023, there were no modifications made to loans for borrowers experiencing financial difficulty and there were no payment defaults of existing modified loans within 12 months following modification. Default is determined at 90 days or more past due, charge off, or foreclosure.

Troubled Debt Restructuring Disclosures Prior to the Adoption of ASU 2022-02

Detail of outstanding TDRs included in total non-performing loans follows:

	March 31, 2022
		Specific	Additional
		reserve	commitment
(in thousands)	Balance	allocation	to lend

Commercial real estate - owner occupied	$888	$202	$—
Commercial & industrial - term	10	10	—
Total TDRs	$898	$212	$—

During the three month periods ended March 31, 2022, there were no loans modified as TDRs and there were no payment defaults of existing TDRs within 12 months following the modification. Default is determined at 90 or more days past due, charge-off, or foreclosure.

(5)	Goodwill

As of March 31, 2023 and December 31, 2022, goodwill totaled $194 million, of which $172 million was attributed to the commercial banking segment and $22 million is attributed to WM&T. Goodwill of $67 million was added through the CB acquisition, $8.5 million of which was subsequently written off as a result of Bancorp selling its interest in LFA effective December 31, 2022. Effective December 31, 2022, management finalized the fair values of the acquired assets and assumed liabilities associated with the CB acquisition in advance of the 12 month post-acquisition date, as allowed by GAAP.

The composition of goodwill is presented by respective acquisition below:

	March 31,	December 31,
(in thousands)	2023	2022
Commonwealth Bancshares (2022)	$58,244	$58,244
Kentucky Bancshares (2021)	123,317	123,317
King Southern Bancorp (2019)	11,831	11,831
Austin State Bank (1996)	682	682
Total	$194,074	$194,074

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

Changes in the carrying value of goodwill follows:

	Three months ended
	March 31,
(in thousands)	2023	2022
Balance at beginning of period	$194,074	$135,830
Goodwill recorded from acquisitions	—	66,694
Provisional period adjustments	—	—
Disposition of LFA	—	—
Impairment	—	—
Balance at end of period	$194,074	$202,524

(6)	Core Deposit and Customer List Intangible Assets

Bancorp recorded CDI assets of $13 million, $4 million, $2 million and $3 million in association with the acquisitions of CB in 2022, KB in 2021, KSB in 2019 and TBOC in 2013, respectively.

Changes in the net carrying amount of CDIs follows:

	Three months ended
	March 31,
(in thousands)	2023	2022
Balance at beginning of period	$14,958	$5,596
Core deposit intangible acquired	—	12,724
Provisional period adjustments	—	—
Amortization	(762)	(494)
Balance at end of period	$14,196	$17,826

As a result of the CB acquisition, Bancorp also recorded intangible assets totaling $14 million associated with the customer lists of the acquired WM&T and LFA businesses. Of this total, $12 million was recorded for WM&T and $2 million was recorded for LFA. Similar to CDI assets, these intangibles also amortize over their estimated useful lives.

As previously noted, Bancorp’s interest in LFA was sold effective December 31, 2022. As a result, the remaining CLI associated with LFA was written off at the date of sale and ultimately reflected as a component of the $870,000 pre-tax loss on the disposition of LFA that was recorded on Bancorp’s consolidated income statements for the fourth quarter and year ended December 31, 2022.

The carrying amount of the CLI assets follows:

	Three months ended
	March 31,
(in thousands)	2023	2022
Balance at beginning of period	$10,032	$-
Customer list intangibles acquired	—	14,360
Provisional period adjustments	—	—
Disposition of LFA
Amortization	(418)	(218)
Balance at end of period	$9,614	$14,142

Future CDI and CLI amortization expense is estimated as follows:

(in thousands)	CDI	CLI
Remainder of 2023	$2,253	$1,254
2024	2,686	1,520
2025	2,375	1,368
2026	2,063	1,216
2027	1,752	1,064
2028	1,339	912
2029	888	760
2030	576	608
2031	264	456
2032	-	304
2033	-	152
Total future expense	$14,196	$9,614

(7)	Other Assets

A summary of the major components of other assets follows:

	March 31,	December 31,
(in thousands)	2023	2022

Cash surrender value of life insurance other than BOLI	$16,332	$15,496
Net deferred tax asset	47,123	54,145
Investments in tax credit partnerships	13,250	13,969
Swap assets	8,636	10,727
Prepaid assets	4,528	5,721
Trust fees receivable	3,548	3,354
Mortgage servicing rights	14,623	15,219
Other real estate owned	677	677
Other	16,601	15,680
Total other assets	$125,318	$134,988

Bancorp maintains life insurance policies other than BOLI in conjunction with its non-qualified defined benefit retirement and non-qualified compensation plans.

Bancorp periodically invests in certain partnerships with customers that generate federal income tax credits. The tax benefit of these investments exceeds to amortization expense associated with them, resulting in a positive impact on net income.

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

For additional information related to MSRs, see the footnote titled “Mortgage Banking Activities.”

(8)	Income Taxes

Components of income tax expense from operations follows:

	Three months ended
	March 31,
(in thousands)	2023	2022
Current income tax expense:
Federal	$5,194	$214
State	677	-
Total current income tax expense	5,871	214

Deferred income tax expense:
Federal	1,417	842
State	844	389
Total deferred income tax expense	2,261	1,231
Change in valuation allowance	-	-
Total income tax expense	$8,132	$1,445

An analysis of the difference between the statutory and ETRs from operations follows:

	Three months ended
	March 31,
	2023	2022
U.S. federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	3.3	3.3
Excess tax benefit from stock-based compensation arrangements	(1.1)	(5.9)
Change in cash surrender value of life insurance	(0.7)	1.8
Tax credits	0.4	(1.7)
Tax exempt interest income	(0.5)	(1.6)
Non-deductible merger expenses	-	1.1
Insurance captive	(0.3)	(0.9)
Other, net	(0.2)	(1.7)
Effective tax rate	21.9%	15.4%

Current state income tax expense for 2023 and 2022 represents tax owed to the state of Kentucky, Indiana and Illinois. Ohio state bank taxes are based on capital levels and are recorded as other non-interest expense.

GAAP provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns. If recognized, tax benefits would reduce tax expense and accordingly, increase net income. The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current year tax positions, expiration of open income tax returns due to statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examination, litigation and legislative activity and addition or elimination of uncertain tax positions. As of March 31, 2023 and December 31, 2022, the gross amount of unrecognized tax benefits was immaterial to Bancorp’s consolidated financial statements. Federal and state income tax returns are subject to examination for the years after 2018.

(9)	Deposits

The composition of deposits follows:

(in thousands)	March 31, 2023	December 31, 2022

Non-interest bearing demand deposits	$1,845,302	$1,950,198
Interest bearing deposits:
Interest bearing demand	2,303,412	2,308,960
Savings	514,151	535,903
Money market	1,081,704	1,124,100

Time deposits of $250 thousand or more	147,008	97,638
Other time deposits	465,618	374,453
Total time deposits (1)	612,626	472,091
Total interest bearing deposits	4,511,893	4,441,054
Total deposits	$6,357,195	$6,391,252

(1)    Includes $2.3 million and $599,000 in brokered deposits as of March 31, 2023 and December 31, 2022, respectively.

(10)	Securities Sold Under Agreements to Repurchase

SSUAR represent a funding source of Bancorp and are primarily used by commercial customers in conjunction with collateralized corporate cash management accounts. Such repurchase agreements are considered financing agreements and mature within one business day from the transaction date. At March 31, 2023 and December 31, 2022, all of these financing arrangements had overnight maturities and were secured by government sponsored enterprise obligations and government agency mortgage-backed securities that were owned and controlled by Bancorp.

Information concerning SSUAR follows:

(dollars in thousands)	March 31, 2023	December 31, 2022
Outstanding balance at end of period	$104,578	$133,342
Weighted average interest rate at end of period	1.14%	1.64%

	Three months ended
	March 31,
(dollars in thousands)	2023	2022

Average outstanding balance during the period	$122,049	$91,082
Average interest rate during the period	1.52%	0.08%
Maximum outstanding at any month end during the period	$133,740	$142,146

(11)	Subordinated Debentures

As a result of its acquisition of Commonwealth Bancshares, Inc. on March 7, 2022, Bancorp became the 100% successor owner of the following unconsolidated trust subsidiaries: Commonwealth Statutory Trust III, Commonwealth Statutory Trust IV and Commonwealth Statutory Trust V. The sole assets of the trust subsidiaries represent the proceeds of offerings loaned in exchange for subordinated debentures with similar terms to the TPS. The TPS are treated as part of Tier I Capital. The subordinated notes and related interest expense are included in Bancorp’s consolidated financial statements. The subordinated notes are currently redeemable at Bancorp’s option on a quarterly basis. Bancorp chose not to redeem the subordinated notes on April 1, 2023 and carried the notes at the costs noted below at March 31, 2023:

(dollars in thousands)	Face Value	Carrying Value	Origination Date	Maturity Date	Interest Rate

Commonwealth Statutory Trust III	$3,093	$3,051	12/19/2003	1/7/2034	LIBOR + 2.85%
Commonwealth Statutory Trust IV	12,372	12,204	12/15/2005	12/30/2035	LIBOR + 1.35%
Commonwealth Statutory Trust V	11,341	11,187	6/28/2007	9/15/2037	LIBOR + 1.40%
Total	$26,806	$26,442

As part of the purchase accounting adjustments associated with the CB acquisition, the carrying values of the subordinated notes were adjusted to fair value at acquisition date. The related discounts on the subordinated notes are amortized and recognized as a component of interest expense in Bancorp’s consolidated financial statements.

(12)	FHLB Advances and Other Borrowings

FHLB advances outstanding at March 31, 2023 consist of a $175 million cash management advance with an overnight maturity and a $100 million three-month advance that matures in May 2023. FHLB advances outstanding at December 31, 2022 consisted entirely of a $50 million cash management advance that matured in early January 2023.

(dollars in thousands)	March 31, 2023	December 31, 2022
Outstanding balance at end of period	$275,000	$50,000
Weighted average interest rate at end of period	4.87%	4.37%

	Three months ended
	March 31,
(dollars in thousands)	2023	2022

Average outstanding balance during the period	$163,056	$-
Average interest rate during the period	4.31%	-%
Maximum outstanding at any month end
during the period	$275,000	$-

FHLB advances are collateralized by certain CRE and residential real estate mortgage loans under blanket mortgage collateral pledge agreements, as well as FHLB stock. Bancorp views these advances as an effective lower-costing alternative to brokered deposits to fund loan growth. At March 31, 2023 and December 31, 2022, the amount of available credit from the FHLB totaled $1.15 billion and $1.36 billion, respectively.

Bancorp also had unsecured available FFP lines with correspondent banks totaling $80 million at both March 31, 2023 and December 31, 2022, respectively.

(13)	Commitments and Contingent Liabilities

As of March 31, 2023 and December 31, 2022, Bancorp had various commitments outstanding that arose in the normal course of business which are properly not reflected in the condensed consolidated financial statements. Total off-balance sheet commitments to extend credit follows:

(in thousands)	March 31, 2023	December 31, 2022
Commercial and industrial	$789,390	$784,429
Construction and land development	453,430	449,028
Home equity	367,949	358,610
Credit cards	68,519	64,231
Overdrafts	58,022	57,193
Letters of credit	34,273	34,704
Other	101,103	93,419
Future loan commitments	201,404	221,973
Total off balance sheet commitments to extend credit	$2,074,090	$2,063,587

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

At March 31, 2023 and December 31, 2022, Bancorp had accrued $4.9 million and $4.5 million, respectively, in other liabilities for its estimate of credit losses for off balance sheet credit exposures.

Standby letters of credit are conditional commitments issued by Bancorp to guarantee the performance of a customer to a first party beneficiary. Those guarantees are primarily issued to support commercial transactions. Standby letters of credit generally have maturities of one to two years.

Certain commercial customers require confirmation of Bancorp’s letters of credit by other banks since Bancorp does not have a rating by a national rating agency. Terms of the agreements range from one month to a year with certain agreements requiring between one and six months’ notice to cancel. If an event of default on all contracts had occurred at March 31, 2023, Bancorp would have been required to make payments of approximately $3 million, or the maximum amount payable under those contracts. No payments have ever been required because of default on these contracts. These agreements are normally secured by collateral acceptable to Bancorp, which limits credit risk associated with the agreements.

As of March 31, 2023, in the normal course of business, there were pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate result of these legal actions and proceedings will not have a material adverse effect on the consolidated financial position or results of operations of Bancorp.

(14)	Assets and Liabilities Measured and Reported at Fair Value

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

Carrying values of assets measured at fair value on a recurring basis follows:

	Fair Value Measurements Using:			Total
March 31, 2023 (in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Available for sale debt securities:
U.S. Treasury and other U.S. Government obligations	$116,288	$—	$—	$116,288
Government sponsored enterprise obligations	—	137,779	—	137,779
Mortgage backed securities - government agencies	—	743,455	—	743,455
Obligations of states and political subdivisions	—	128,725	—	128,725
Other	—	5,605	—	5,605
Total available for sale debt securities	116,288	1,015,564	—	1,131,852

Mortgage loans held for sale	—	6,397	—	6,397
Rate lock loan commitments	—	468	—	468
Interest rate swaps	—	8,636	—	8,636
Total assets	$116,288	$1,031,065	$—	$1,147,353

Liabilities:
Interest rate swaps	—	8,152	—	8,152
Mandatory forward contracts	—	71	—	71
Total Liabilities	$—	$8,223	$—	$8,223

	Fair Value Measurements Using:			Total
December 31, 2022 (in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Available for sale debt securities:
U.S. Treasury and other U.S. Government obligations	$115,039	$—	$—	$115,039
Government sponsored enterprise obligations	—	143,626	—	143,626
Mortgage backed securities - government agencies	—	752,738	—	752,738
Obligations of states and political subdivisions	—	127,599	—	127,599
Other	—	5,615	—	5,615
Total available for sale debt securities	115,039	1,029,578	—	1,144,617

Mortgage loans held for sale	—	2,606	—	2,606
Rate lock loan commitments	—	137	—	137
Mandatory forward contracts	—	47	—	47
Interest rate swaps	—	10,727	—	10,727
Total assets	$115,039	$1,043,095	$—	$1,158,134

Liabilities:
Interest rate swaps	$—	$10,737	$—	$10,737

There were no transfers into or out of Level 3 of the fair value hierarchy during 2023 or 2022.

Discussion of assets measured at fair value on a non-recurring basis follows:

Collateral dependent loans – For collateral-dependent loans where Bancorp has determined that the liquidation or foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the loan to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the estimated fair value of the collateral and the amortized cost basis of the loan as of the measurement date. For real estate loans, fair value of the loan’s collateral is determined by third party or internal appraisals, which are then adjusted for the estimated selling and closing costs related to liquidation of the collateral. For this asset class, the actual valuation methods (income, comparable sales, or cost) vary based on the status of the project or property. The unobservable inputs may vary depending on the individual assets with no one of the three methods being the predominant approach. Bancorp reviews the third party appraisal for appropriateness and adjusts the value to consider selling and closing costs, which typically range from 8% to 10% of the appraised value. For non-real estate loans, fair value of the loan’s collateral may be determined using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation and management’s expertise or knowledge of the client and client’s business.

OREO – OREO is primarily comprised of real estate acquired in partial or full satisfaction of loans. OREO is recorded at its estimated fair value less estimated selling and closing costs at the date of transfer, with any excess of the related loan balance over the fair value less expected selling costs charged to the ACL. Subsequent changes in fair value are reported as adjustments to the carrying amount and are recorded against earnings. Bancorp obtains the valuation of OREO with material balances from third party appraisers. For this asset class, the actual valuation methods (income, sales comparable, or cost) vary based on the status of the project or property. The unobservable inputs may vary depending on the individual assets with no one of the three methods being the predominant approach. Bancorp reviews the appraisal for appropriateness and adjusts the value to consider selling and closing costs, which typically range from 8% to 10% of the appraised value.

Carrying values of assets measured at fair value on a non-recurring basis follows:

Losses recorded
Three months
	Fair Value Measurements Using:			Total	ended
March 31, 2023 (in thousands)	Level 1	Level 2	Level 3	Fair Value	March 31, 2023

Collateral dependent loans	$—	$—	$9,928	$9,928	$—
Other real estate owned	—	—	—	—	—

					Losses recorded
					Three months
	Fair Value Measurements Using:			Total	ended
December 31, 2022 (in thousands)	Level 1	Level 2	Level 3	Fair Value	March 31, 2022

Collateral dependent loans	$—	$—	$20,637	$20,637	$—
Other real estate owned	—	—	677	677	—

There were no liabilities measured at fair value on a non-recurring basis at March 31, 2023 and December 31, 2022.

For Level 3 assets measured at fair value on a non-recurring basis, the significant unobservable inputs used in the fair value measurements are presented below.

	March 31, 2023
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average

Collateral dependent loans	$9,928	Appraisal	Appraisal discounts	23.8%
Other real estate owned	—	Appraisal	Appraisal discounts	—

	December 31, 2022
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average

Collateral dependend loans	$20,637	Appraisal	Appraisal discounts	23.3%
Other real estate owned	677	Appraisal	Appraisal discounts	65.6

(15)	Disclosure of Financial Instruments Not Reported at Fair Value

GAAP requires disclosure of the fair value of financial assets and liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis. The estimated fair values of Bancorp’s financial instruments not measured at fair value on a recurring or non-recurring basis follows:

	Carrying		Fair Value Measurements Using:
March 31, 2023 (in thousands)	amount	Fair value	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$316,998	$316,998	$316,998	$—	$—
HTM debt securities	468,751	433,900	—	433,900	—
Federal Home Loan Bank stock	23,226	23,226	—	23,226	—
Loans, net	5,167,431	4,948,173	—	—	4,948,173
Accrued interest receivable	20,561	20,561	20,561	—	—

Liabilities
Non-interest bearing deposits	$1,845,302	$1,845,302	$1,845,302	$—	$—
Transaction deposits	3,899,267	3,899,267	—	3,899,267	—
Time deposits	612,626	602,758	—	602,758	—
Securities sold under agreement
to repurchase	104,578	104,578	—	104,578	—
Federal funds purchased	14,745	14,745	—	14,745	—
Subordinated debentures	26,442	26,492	—	26,492	—
FHLB advances	275,000	275,188	—	275,188	—
Accrued interest payable	1,029	1,029	1,029	—	—

	Carrying		Fair Value Measurements Using:
December 31, 2022 (in thousands)	amount	Fair value	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$167,367	$167,367	$167,367	$—	$—
HTM debt securities	473,217	431,833	—	431,833	—
Federal Home Loan Bank stock	10,928	10,928	—	10,928	—
Loans, net	5,132,387	4,914,770	—	—	4,914,770
Accrued interest receivable	22,157	22,157	22,157	—	—

Liabilities
Non-interest bearing deposits	$1,950,198	$1,950,198	$1,950,198	$—	$—
Transaction deposits	3,968,963	3,968,963	—	3,968,963	—
Time deposits	472,091	459,467	—	459,467	—
Securities sold under agreement
to repurchase	133,342	133,342	—	133,342	—
Federal funds purchased	8,789	8,789	—	8,789	—
Subordinated debentures	26,343	26,460	—	26,460	—
FHLB advances	50,000	50,000	—	50,000	—
Accrued interest payable	660	660	660	—	—

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

(16)	Mortgage Banking Activities

Mortgage banking activities primarily include residential mortgage originations and servicing. Mortgages originated and intended for sale in the secondary market are carried at fair value, as determined by outstanding commitments from investors.

Activity for mortgage loans held for sale, at fair value, was as follows:

	Three months ended
	March 31,
(in thousands)	2023	2022
Balance, beginning of period:	$2,606	$8,614
Origination of mortgage loans held for sale	24,683	35,829
Loans held for sale acquired	—	3,559
Proceeds from the sale of mortgage loans held for sale	(21,107)	(38,771)
Net gain on sale of mortgage loans held for sale	215	92
Balance, end of period	$6,397	$9,323

The following table represents the components of Mortgage banking income:

	Three months ended
	March 31,
(in thousands)	2023	2022

Net gain realized on sale of mortgage loans held for sale	$215	$92
Net change in fair value recognized on loans held for sale	50	(27)
Net change in fair value recognized on rate lock loan commitments	330	392
Net change in fair value recognized on forward contracts	(47)	179
Net gain recognized	548	636

Net loan servicing income	1,188	702
Amortization of mortgage servicing rights	(761)	(481)
Change in mortgage servicing rights valuation allowance	-	-
Net servicing income recognized	427	221

Other mortgage banking income	63	146
Total mortgage banking income	$1,038	$1,003

Activity for capitalized mortgage servicing rights was as follows:

	Three months ended
	March 31,
(in thousands)	2023	2022
Balance at beginning of period	$15,219	$4,528
MSRs acquired	—	12,676
Additions for mortgage loans sold	165	154
Amortization	(761)	(481)
Impairment	—	—
Balance at end of period	$14,623	$16,877

The estimated fair value of MSRs at March 31, 2023 and December 31, 2022 were $25 million and $26 million, respectively. MSRs with an estimated fair value of $13 million at the date of acquisition were acquired as part of the CB acquisition. There was no valuation allowance recorded for MSRs as of March 31, 2023 and December 31, 2022, as fair value exceeded carrying value.

Total outstanding principal balances of loans serviced for others were $2.04 billion and $2.08 billion at March 31, 2023 and December 31, 2022, respectively. Loans serviced for others acquired as part of the CB acquisition totaled $1.48 billion at the date of acquisition.

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

The following table includes the notional amounts and fair values of mortgage loans held for sale and mortgage banking derivatives:

	March 31, 2023		December 31, 2022
(in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in Mortgage loans held for sale:
Mortgage loans held for sale, at fair value	$6,289	$6,397	$2,548	$2,606

Included in other assets:
Rate lock loan commitments	$12,861	$468	$5,599	$137
Mandatory forward contracts	13,841	(71)	6,581	47

(17)	Accumulated Other Comprehensive Income (Loss)

The following table illustrates activity within the balances of AOCI by component:

	Net unrealized	Net unrealized	Minimum
	gains (losses)	gains (losses)	pension
	on available for	on cash	liability
(in thousands)	sale debt securities	flow hedges	adjustment	Total
Three months ended March 31, 2023
Balance, beginning of period	$(115,648)	$-	$112	$(115,536)
Net current period other comprehensive income	14,217	376	-	14,593
Balance, end of period	$(101,431)	$376	$112	$(100,943)

Three months ended March 31, 2022
Balance, beginning of period	$(7,657)	$-	$(283)	$(7,940)
Net current period other comprehensive loss	(49,659)	-	-	(49,659)
Balance, end of period	$(57,316)	$-	$(283)	$(57,599)

(18)	Preferred Stock

Bancorp has one class of preferred stock (no par value; 1,000,000 shares authorized), the relative rights, preferences and other terms of the class or any series within the class will be determined by the Board of Directors prior to any issuance. None of this stock has been issued to date.

(19)	Net Income Per Share

The following table reflects net income (numerator) and average shares outstanding (denominator) for basic and diluted net income per share computations:

	Three months ended
	March 31,
(in thousands, except per share data)	2023	2022
Net income available to stockholders	$29,048	$7,906

Weighted average shares outstanding - basic	29,178	27,230
Dilutive securities	187	255
Weighted average shares outstanding- diluted	29,365	27,485

Net income per share - basic	$1.00	$0.29
Net income per share - diluted	0.99	0.29

Certain SARs that were excluded from the EPS calculation because their impact was antidilutive were as follows:

	Three months ended
(shares in thousands)	March 31,
	2023	2022
Antidilutive SARs	48	45

(20)	Stock-Based Compensation

The fair value of all stock-based awards granted, net of estimated forfeitures, is recognized as compensation expense over the respective service period.

At Bancorp's 2015 Annual Meeting of Shareholders, shareholders approved the 2015 Omnibus Equity Compensation Plan and authorized the shares available from the expiring 2005 plan for future awards under the 2015 plan. In 2018, shareholders approved an additional 500,000 shares for issuance under the plan. As of March 31, 2023, there were 140,000 shares available for future awards. The 2005 Stock Incentive Plan expired in April 2015 and SARs granted under this plan expire as late as 2025. The 2015 Stock Incentive Plan has no defined expiration date.

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

Fair values of SARs are estimated at the date of grant using the Black-Scholes option-pricing model, a leading formula for calculating such value. This model requires the input of assumptions, changes to which can materially impact the fair value estimate. The following assumptions were used in SAR valuations at the grant date in each year:

Assumptions	2023	2022
Dividend yield	2.24%	2.38%
Expected volatility	27.20%	25.43%
Risk free interest rate	3.84%	1.98%
Expected life (in years)	7.1	7.1

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

RSA Grants – RSAs granted to officers vest over five years. Dividends associated with RSA grants are deferred until shares are vested. Fair value of RSAs is equal to the market value of the shares on the date of grant.

PSU Grants – PSUs vest based upon service and a three-year performance period, which begins January 1 of the first year of the performance period. Because grantees are not entitled to dividend payments during the performance period, the fair value of these PSUs is estimated based upon the market value of the underlying shares on the date of grant, adjusted for non-payment of dividends. Grants require a one-year post-vesting holding period and therefore the fair value of such grants incorporates a liquidity discount related to the holding period of 5.2% and 5.8% for 2023 and 2022.

RSU Grants – RSUs are only granted to non-employee directors, are time-based and vest 12 months after grant date. Because grantees are entitled to deferred dividend payments at the end of the vesting period, therefore the fair value of the RSUs equals market value of underlying shares on the date of grant.

In the first quarters of 2023 and 2022, Bancorp awarded 8,668 and 5,410 RSUs to non-employee directors of Bancorp with a grant date fair value of $550,000 and $350,000, respectively.

Bancorp utilized cash of $175,000 and $233,000 during the first three months of 2023 and 2022, respectively, for the purchase of shares upon the vesting of RSUs.

Bancorp has recognized stock-based compensation expense for SARs, RSAs and PSUs within compensation expense and RSUs for directors within other non-interest expense, as follows:

	Three months ended March 31, 2023
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$99	$412	$132	$509	$1,152
Deferred tax benefit	(21)	(87)	(28)	(107)	(243)
Total net expense	$78	$325	$104	$402	$909

	Three months ended March 31, 2022
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$94	$330	$86	$481	$991
Deferred tax benefit	(20)	(70)	(18)	(101)	(209)
Total net expense	$74	$260	$68	$380	$782

Detail of unrecognized stock-based compensation expense follows:

	Stock
(in thousands)	Appreciation	Restricted	Restricted	Performance
Year ended	Rights	Stock Awards	Stock Units	Stock Units	Total

Remainder of 2023	$302	$1,209	$408	$1,206	$3,125
2024	307	1,407	3	908	2,625
2025	248	1,182	—	485	1,915
2026	190	875	—	—	1,065
2027	111	514	—	—	625
2028	12	43	—	—	55
Total estimated expense	$1,170	$5,230	$411	$2,599	$9,410

The following table summarizes SARs activity and related information:

								Weighted
					Weighted		Weighted	average
					average	Aggregate	average	remaining
		Exercise			exercise	intrinsic	fair	contractual
(in thousands, except per share and life data)	SARs	price			price	value(1)	value	life (in years)

Outstanding, January 1, 2022	515	$15.24	-	$50.71	$31.16	$16,854	$5.08	5.1
Granted	34	47.17	-	74.92	55.45	—	12.07
Exercised	(114)	15.24	-	40.00	21.55	5,258	3.63
Forfeited	—			—	—	—	—	—
Outstanding, December 31, 2022	435	$19.37	-	$74.92	$35.60	$12,784	$6.02	5.1

Outstanding, January 1, 2023	435	$19.37	-	$74.92	$35.60	$12,784	$6.02	5.1
Granted	29	60.76	-	60.76	60.76	—	16.81
Exercised	—			—	—	—	—	—
Forfeited	—			—	—	—	—	—
Outstanding, March 31, 2023	464	$19.37	-	$74.92	$37.17	$8,516	$6.69	5.2

Vested and exercisable	345	$19.37	-	$54.91	$32.92	$7,672	$5.36	4.2
Unvested	119	35.90	-	74.92	49.56	662	10.59	3.7
Outstanding, March 31, 2023	464	$19.37	-	$$74.92	$37.17	$8,516	$6.69	5.2

Vested in the current year	38	$35.90	-	$$54.91	$41.82	$511	$7.75

(1) – Aggregate intrinsic value for SARs is defined as the amount by which the current market price of the underlying stock exceeds the exercise or grant price.

The following table summarizes activity for RSAs granted:

		Grant date
		weighted
(in thousands, except per share data)	RSAs	average cost

Unvested at January 1, 2022	99	$41.07
Shares awarded	35	58.47
Restrictions lapsed and shares released	(32)	40.39
Shares forfeited	(6)	47.49
Unvested at December 31, 2022	96	$47.26

Unvested at January 1, 2023	96	$47.26
Shares awarded	38	63.04
Restrictions lapsed and shares released	(31)	43.58
Shares forfeited	(1)	43.74
Unvested at March 31, 2023	102	$54.20

Shares expected to be awarded for PSUs granted to executive officers of Bancorp, the three-year performance period for which began January 1 of the award year, are as follows:

	Vesting		Shares
Grant	period	Fair	expected to
year	in years	value	be awarded
2021	3	44.44	47,280
2022	3	48.48	51,929
2023	3	54.33	67,018

(21)	Derivative Financial Instruments

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

Bancorp had outstanding undesignated interest rate swap contracts as follows:

	Receiving		Paying
	March 31,	December 31,	March 31,	December 31,
(dollars in thousands)	2023	2022	2023	2022

Notional amount	$108,252	$132,831	$108,252	$132,831
Weighted average maturity (years)	7.2	7.1	7.2	7.1
Fair value	$8,142	$10,727	$8,152	$10,737

During the first quarter of 2023, Bancorp entered into an interest rate swap to hedge cash flows of a $100 million rolling fixed-rate three-month FHLB borrowing. While Bancorp expects to utilize fixed-rate three-month FHLB advances with respect to this interest rate swap, brokered CDs or other fixed rate advances may be utilized for the same three-month terms instead should those sources be more favorable. The swap began February 6, 2023 and matures February 6, 2028. For purposes of hedging, rolling fixed rate advances are considered to be floating rate liabilities.

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

The following table details Bancorp’s derivative position designated as a cash flow hedge, and the related fair value:

				Fair value
(dollars in thousands)			Pay fixed	March 31,
Notional Amount	Maturity Date	Receive (variable) index	swap rate	2023
$100,000,000	2/6/2028	USD SOFR	3.27%	$494

(22)	Regulatory Matters

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

Additionally, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, Bancorp and the Bank must hold a 2.5% capital conservation buffer composed of Common Equity Tier 1 Risk-Based Capital above the minimum risk-based capital requirements for the Common Equity Tier 1 Risk-Based Capital ratio, Tier 1 Risk-Based Capital ratio and Total Risk-Based Capital ratio necessary to be considered adequately-capitalized. At March 31, 2023, the adequately-capitalized minimums, including the capital conservation buffer, were a 7.0% Common Equity Tier 1 Risk-Based Capital ratio, 8.5% Tier 1 Risk-Based Capital ratio and 10.5% Total Risk-Based Capital ratio. As all of Bancorp’s capital ratios were above the adequately-capitalized minimums, including the buffer, the Company was not subject to any such restrictions.

As a result of the CB acquisition, Bancorp became the 100% successor owner of the following unconsolidated trust subsidiaries: Commonwealth Statutory Trust III, Commonwealth Statutory Trust IV and Commonwealth Statutory Trust V. The sole assets of the trust subsidiaries represent the proceeds of offerings loaned in exchange for subordinated debentures with similar terms to the TPS. The TPS are treated as part of Tier 1 Capital. The subordinated note and related interest expense are included in Bancorp’s consolidated financial statements. The subordinated notes are currently redeemable at Bancorp’s option on a quarterly basis. As of March 31, 2023, subordinated notes added through the CB acquisition totaled $26 million.

Bancorp continues to exceed the regulatory requirements for all calculations. Bancorp and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB and the FDIC, in addition to the capital conservation buffer.

The following table sets forth consolidated Bancorp’s and the Bank’s risk based capital amounts and ratios:

(dollars in thousands)	Actual		Minimum for adequately capitalized		Minimum for well capitalized
March 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$786,853	12.91%	$487,733	8.00%	NA	NA
Bank	763,743	12.57	486,086	8.00	$607,608	10.00%

Common equity tier 1 risk-based capital (1)
Consolidated	689,044	11.30	274,350	4.50	NA	NA
Bank	691,934	11.39	273,423	4.50	394,945	6.50

Tier 1 risk-based capital (1)
Consolidated	715,044	11.73	365,800	6.00	NA	NA
Bank	691,934	11.39	364,565	6.00	486,086	8.00

Leverage
Consolidated	715,044	9.56	299,234	4.00	NA	NA
Bank	691,934	9.23	298,876	4.00	373,595	5.00

(dollars in thousands)	Actual		Minimum for adequately capitalized		Minimum for well capitalized
December 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$762,956	12.54%	$486,841	8.00%	NA	NA
Bank	732,688	12.08	485,314	8.00	$606,643	10.00%

Common equity tier 1 risk-based capital (1)
Consolidated	672,045	11.04	273,848	4.50	NA	NA
Bank	667,777	11.01	272,989	4.50	394,318	6.50

Tier 1 risk-based capital (1)
Consolidated	698,045	11.47	365,131	6.00	NA	NA
Bank	667,777	11.01	363,986	6.00	485,314	8.00

Leverage
Consolidated	698,045	9.33	299,329	4.00	NA	NA
Bank	667,777	8.95	298,600	4.00	373,250	5.00

(1)    Ratio is computed in relation to risk-weighted assets.

NA – Regulatory framework does not define “well-capitalized” for holding companies.

(23)	Segments

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

The majority of the net assets of Bancorp are involved in the commercial banking segment. As of March 31, 2023, goodwill totaling $194 million was recorded on Bancorp’s consolidated balance sheets, of which $172 million is attributed to the commercial banking segment and $22 million is attributed to WM&T. The portion of total goodwill attributed to WM&T relates entirely to the CB acquisition, which generated $67 million in total goodwill, $8.5 million of which was subsequently written off as a result of Bancorp selling its interest in LFA effective December 31, 2022. With the exception of goodwill attributed to WM&T through the CB acquisition, assets assigned to WM&T consist primarily of a CLI asset associated with the WM&T business added through the CB acquisition, net premises and equipment and a receivable related to fees earned that have not been collected.

Selected financial information by business segment follows:

	Three months ended March 31, 2023			Three months ended March 31, 2022

(in thousands)	Commercial Banking	WM&T	Total	Commercial Banking	WM&T	Total

Net interest income	$62,944	$128	$63,072	$48,653	$107	$48,760
Provision for credit losses	2,625	—	2,625	2,279	—	2,279
Wealth management and trust services	—	9,527	9,527	—	8,243	8,243
All other non-interest income	12,520	—	12,520	10,960	—	10,960
Non-interest expenses	39,600	5,714	45,314	51,690	4,607	56,297
Income before income tax expense	33,239	3,941	37,180	5,644	3,743	9,387
Income tax expense	7,277	855	8,132	633	812	1,445
Net income	25,962	3,086	29,048	5,011	2,931	7,942
Less net income attributed to NCI	—	—	—	—	36	36
Net income available to stockholders	$25,962	$3,086	$29,048	$5,011	$2,895	$7,906

Segment assets	$7,631,031	$36,617	$7,667,648	$7,744,189	$32,963	$7,777,152

(24)	Revenue from Contracts with Customers

All of Bancorp’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The table below presents Bancorp’s sources of non-interest income with items outside the scope of ASC 606 noted as such:

	Three months ended March 31, 2023			Three months ended March 31, 2022
(in thousands)	Commercial Banking	WM&T	Total	Commercial Banking	WM&T	Total
Wealth management and trust services	$—	$9,527	$9,527	$—	$8,243	$8,243
Deposit service charges	2,149	—	2,149	1,863	—	1,863
Debit and credit card income	4,482	—	4,482	4,119	—	4,119
Treasury management fees	2,318	—	2,318	1,904	—	1,904
Mortgage banking income(1)	1,038	—	1,038	1,003	—	1,003
Net investment product sales commissions and fees	754	—	754	607	—	607
Bank owned life insurance(1)	549	—	549	266	—	266
Gain (loss) on sale of premises and equipment (1)	(2)	—	(2)	—	—	—
Other (2)	1,232	—	1,232	1,198	—	1,198
Total non-interest income	$12,520	$9,527	$22,047	$10,960	$8,243	$19,203

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

WM&T provides customers fiduciary and investment management services as agreed upon in asset management contracts. The contracts require WM&T to provide a series of distinct services for which fees are earned over time. The contracts are cancellable upon demand with fees typically based upon the asset value of investments. Revenue is accrued and recognized monthly based upon month-end asset values and collected from the customer predominately in the following month except for a small percentage of fees collected quarterly. Incentive compensation related to WM&T activities is considered a cost of obtaining the contract. Contracts between WM&T and customers do not permit performance-based fees and accordingly, none of the fee income earned by WM&T is performance-based. Trust fees receivable were $3.5 million and $3.4 million at March 31, 2023 and December 31, 2022, respectively.

Net investment products sales commissions and fees represent the Bank’s share of transaction fees and wrap fees resulting from investment services and programs provided through an agent relationship with a third party broker-dealer. Transaction fees are assessed at the time of the transaction. Those fees are collected and recognized on a monthly basis. Trailing fees are based upon market values and are assessed, collected and recognized on a quarterly basis. Because the Bank acts as an agent in arranging the relationship between the customer and third party provider, and does not control the services rendered, investment product sales commissions and fees are reported net of related costs, including nominal incentive compensation, and trading activity charges of $227,000 and $188,000 for the three month periods ended March 31, 2023 and 2022.

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

Bancorp did not establish any contract assets or liabilities as a result of adopting ASC 606, nor were any recognized during the three months ended March 31, 2023.

(25)	Leases

Bancorp has operating leases for various locations with terms ranging from approximately one year to approximately 18 years, some of which include options to extend the leases in five-year increments. A total of four operating leases were added as a result of the CB acquisition in 2022. Options reasonably expected to be exercised are included in determination of the right-of-use asset. Bancorp elected to use a practical expedient to expense short-term lease obligations associated with leases with original terms of 12 months or less. Bancorp elected not to separate non-lease components from lease components for its operating leases. The right-of-use lease asset and operating lease liability are recorded in premises and equipment and other liabilities on the consolidated balance sheet.

Balance sheet, income statement and cash flow detail regarding operating leases follows:

(dollars in thousands)	March 31, 2023	December 31, 2022

Balance Sheet
Operating lease right-of-use asset	$19,387	$19,694
Operating lease liability	20,723	21,008

Weighted average remaining lease term (years)	8.8	9.0
Weighted average discount rate	2.56%	2.57%

Maturities of lease liabilities:
One year or less	$2,641	$3,453
Year two	3,367	3,293
Year three	2,813	2,739
Year four	2,449	2,339
Year five	2,362	2,245
Greater than five years	9,608	9,559
Total lease payments	$23,240	$23,628
Less imputed interest	2,517	2,620
Total	$20,723	$21,008

	Three months ended	Three months ended
(in thousands)	March 31, 2023	March 31, 2022
Income Statement
Components of lease expense:
Operating lease cost	$840	$656
Variable lease cost	71	57
Less sublease income	25	24
Total lease cost	$886	$689

	Three months ended	Three months ended
(in thousands)	March 31, 2023	March 31, 2022
Cash flow Statement
Supplemental cash flow information:
Operating cash flows from operating leases	$1,071	$853

As of March 31, 2023, Bancorp had not entered into any lease agreements that had yet to commence.

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

The Captive, a wholly owned subsidiary of the Bancorp, is a Nevada-based captive insurance company that provides insurance against certain risks unique to operations of the Company and its subsidiaries for which insurance may not be currently available or economically feasible in today’s insurance marketplace. The Captive pools resources with several other similar insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves. The Captive is subject to regulations of the State of Nevada and undergoes periodic examinations by the Nevada Division of Insurance. It has elected to be taxed under Section 831(b) of the Internal Revenue Code. Pursuant to Section 831(b), if gross premiums do not exceed $2,650,000, then the Captive is taxable solely on its investment income. The Captive is included in the Company’s consolidated financial statements and its federal income tax return.

On April 10, 2023, the IRS issued a proposed regulation that would potentially classify section 831(b) captive activity as a, "listed transaction," and disallow the related tax benefits, both prospectively and retroactively, for a period of three years. At this time, due to the proposed nature of the regulation, it is uncertain as to the impact this development will have on Future operations of the Captive.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and accompanying Footnotes presented in Part 1 Item 1 “Financial Statements” and other information appearing in Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2022. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of Bancorp’s future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations.

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
●

other risks and uncertainties reported from time-to-time in Bancorp’s filings with the SEC, including Part I Item 1A “Risk Factors” of Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2022.

Recent Developments within the Banking Industry

On March 10, 2023, Silicon Valley Bank, an FDIC-insured institution based in Santa Clara, California, was closed by the California Department of Financial Protection & Innovation and the FDIC was named Receiver. As of December 31, 2022, Silicon Valley Bank had approximately $209 billion in total assets and $175 billion in total deposits, making this closure one of the largest bank failures in U.S. history and the first FDIC-insured institution failure since 2020.

On March 12, 2023, Signature Bank, an FDIC-insured institution based in New York, New York, was closed by the New York State Department of Financial Services and the FDIC was named Receiver. As of December 31, 2022, Signature Bank had total assets of approximately $110 billion in total assets and $83 billion in total deposits, marking another large bank failure and the second FDIC-insured institution failure of 2023.

On May 1, 2023, First Republic Bank, an FDIC-insured institution based on San Francisco, California, was closed by the California Department of Financial Protection & Innovation and the FDIC was named Receiver. To protect depositors, the FDIC entered into a purchase and assumption agreement with JPMorgan Chase Bank, National Association, Columbus, Ohio, to assume all of the deposits and substantially all of the assets of First Republic Bank, which was the result of a highly competitive bidding process.

In each instance of failure noted above, the FDIC was named Receiver upon closure of the respective institutions. The FDIC announced that all depositors affected by the Silicon Valley Bank and Signature Bank failures would be made whole and that no losses associated with the resolution of either institution would be borne by taxpayers. As the First Republic Bank failure resulted in a purchase and assumption agreement with another FDIC-insured institution, depositors of First Republic Bank remain covered by FDIC insurance. However, while losses associated with the resolution of First Republic Bank will not be borne by taxpayers, they will be applied against the Deposit Insurance Fund similar to any losses associated with the resolutions of Silicon Valley Bank and Signature Bank.

As required by law, any losses to the Deposit Insurance Fund to support uninsured depositors will be recovered by a special assessment on banks. While the impact to Bancorp of a special assessment is yet to be determined, such action by the FDIC could result in increased FDIC insurance expense for the Company, which is a component of non-interest expenses on the condensed consolidated financial statements. Bank failures, such as those noted above, can lead to market-wide liquidity problems and potentially affect our business, financial condition and results of operations. For more information regarding such risks, and others inherent in Bancorp’s business, see Part I Item 1A “Risk Factors” of Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2022.

In response to the potential liquidity issues created by the bank failures noted above, and to restore confidence in the stability of the banking system, the FRB created the Bank Term Funding Program. This program serves as a funding source to any U.S. federally insured depository institution, offering collateral-based fixed-rate advances to eligible borrowers for a term of up to one year. Eligible institutions can request such advances under the program until at least March 11, 2024. As of March 31, 2023, Bancorp has made no request for an advance under this program.

Bancorp has not been negatively impacted by the recent bank failures. We remain well-capitalized and continue to monitor and manage our liquidity position to satisfy both daily operations and longer-term strategic needs. Bancorp regularly reviews contingency funding strategies and we believe we are well-equipped to handle future liquidity requirements. We will continue to monitor the developments surrounding the recent bank failures noted above, as well as trends within the financial markets generally, to ensure we remain prepared to address potential liquidity issues that may arise.

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

Bancorp recorded goodwill of approximately $67 million and incurred merger related expenses totaling $19.5 million during the first quarter of 2022 as a result of the CB acquisition. As a result of Bancorp’s disposition of its partial interest in LFA, which resulted in a pre-tax loss of $870,000 recorded in other non-interest expense on the consolidated income statements for the fourth quarter and year ended December 31, 2022, goodwill totaling $8.5 million was written off, bringing total goodwill related to the CB acquisition to $58 million as of December 31, 2022.

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

Overview – Operating Results (FTE)

The following table presents an overview of Bancorp’s financial performance for the three months ended March 31, 2023 and 2022:

(dollars in thousands, except per share data)			Variance
Three months ended March 31,	2023	2022	$/bp	%

Net income available to stockholders	$29,048	$7,906	$21,142	267%
Diluted earnings per share	$0.99	$0.29	$0.70	241%
ROA	1.55%	0.47%	108 bps	230%
ROE	15.15%	4.55%	1,060 bps	233%

Additional discussion follows under the section titled “Results of Operations.”

General highlights for the three months ended March 31, 2023 compared to March 31, 2022:

●

Net Income totaled $29.0 million for the three months ended March 31, 2023, resulting in diluted EPS of $0.99, compared to net income of $7.9 million for the three months ended March 31, 2022, which resulted in diluted EPS of $0.29. The first quarter of 2022 was significantly impacted by the completion of the CB acquisition.

o

Strong results for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 were driven by significant organic and acquisition-related growth over the past 12 months, a significantly higher interest rate environment compared to the same period of the prior year and the continued growth of Bancorp’s diversified non-interest revenue streams.

o

Bancorp completed its acquisition of CB on March 7, 2022. At the time of acquisition and net of purchase accounting adjustments, CB had approximately $1.34 billion in total assets, $632 million in loans, $247 million in investment securities and $1.12 billion in deposits. The three months ended March 31, 2022 represented the only a partial month of activity associated with the CB acquisition, but included $19.5 million in merger expenses and $4.4 million in credit loss expense attributed to the acquired loan portfolio, which weighed heavily on results for the period.

●

Total loans (excluding PPP) increased $456 million, or 10%, compared to March 31, 2022, driven by significant organic growth over the past 12 months. Average loans (excluding PPP) increased $949 million, or 22%, for the three months ended March 31, 2023 compared to the same period of the prior year as a result of the prior year acquisition in addition to the previously mentioned organic growth.

o

Bancorp’s ACL on loans increased $9 million, or 13%, compared to March 31, 2022, attributed mainly to the significant organic loan growth experienced over the last 12 months. Provision for credit losses on loans totaled $2.3 million for the three months ended March 31, 2023, compared to $2.7 million for the three months ended March 31, 2022. Expense for the three months ended March 31, 2023 was driven largely by a $1.4 million specific reserve recorded for a large C&I relationship in addition to annual CECL model updates and qualitative factor adjustments. Expense for the prior year period was driven by $4.4 million of expense recorded in relation to the acquired loan portfolio of CB, which was partially offset by a net credit to expense of $1.8 million stemming from generally improving CECL model factors.

●

Deposit balances declined $388 million, or 6%, compared to March 31, 2022, as rising rates and inflationary pressures have enticed depositors to seek higher-yielding alternatives. In addition, the deposit decline experienced for the first quarter of 2023 in particular was also driven in large part by typical seasonal public funds runoff. While we continue to see consistent loyalty and confidence from our customer base, deposit competition and a higher interest rate environment has created NIM compression and we anticipate it will continue to do so throughout most of 2023.

o

As a result of deposit pricing pressure/competition, Bancorp has experienced a shift in the deposit mix, as non-interest bearing deposits and lower-yielding deposits have migrated to higher-yielding options, particularly time deposits. This shift has significantly increased Bancorp’s cost of deposits and overall cost of funds.

●	Net interest income (FTE) totaled $63.2 million for the three months ended March 31, 2023, representing an increase of $14.3 million, or 29%, compared to the three months ended March 31, 2022.
o

NIM increased 48 bps, or 15%, to 3.59% for the three months ended March 31, 2023 compared to the same period of the prior year, consistent with average balance sheet expansion and significant upward movement in the interest rate environment experienced over the past 12 months.

●

Non-interest income increased $2.8 million, or 15%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, highlighted by quarterly records for WM&T fees and treasury management fees, in addition to strong debit and credit card income. The prior year period included only a partial month of activity stemming from the acquisition of CB, as the acquisition was completed on March 7, 2022.

●

Non-interest expenses declined $11 million, or 20%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The prior year period included $19.5 million of merger expenses associated with the CB acquisition. Non-interest expenses in general remain well-controlled and consistent with expansion, strong performance and continued investment in technology.

●

As of March 31, 2023, Bancorp continued to be “well-capitalized,” the highest regulatory capital rating for financial institutions, with all capital ratios experiencing growth compared to both December 31, 2022 and March 31, 2022. Total stockholders’ equity to total assets was 10.36% as of March 31, 2023, compared to 10.14% and 9.75% at December 31, 2022 and March 31, 2022, respectively. Tangible common equity to tangible assets was 7.74% at March 31, 2023, compared to 7.44% and 6.94% at December 31, 2022 and March 31, 2022, respectively.

Results of Operations

Net Interest Income - Overview

As is the case with most banks, Bancorp’s primary revenue sources are net interest income and fee income from various financial services provided to customers. Net interest income is the difference between interest income earned on loans, investment securities and other interest earning assets less interest expense on deposit accounts and other interest bearing liabilities. Loan volume and interest rates earned on those loans are critical to overall profitability. Similarly, deposit volume is crucial to funding loans and rates paid on deposits directly impact profitability. New business volume is influenced by numerous economic factors including market interest rates, business spending, liquidity, consumer confidence and competitive conditions within the marketplace. The discussion that follows is based on FTE net interest income data.

Comparative information regarding net interest income follows:

(dollars in thousands)			Variance
As of and for the three months ended March 31,	2023	2022	$/bp	%

Net interest income	$63,072	$48,760	$14,312	29%
Net interest income (FTE)*	63,245	48,944	14,301	29%
Net interest spread (FTE)*	3.13%	3.06%	7 bps	2%
Net interest margin (FTE)*	3.59%	3.11%	48 bps	15%
Average interest earning assets	$7,154,286	$6,389,882	$764,404	12%
Average interest bearing liabilities	4,807,907	4,257,843	550,064	13%
Five year Treasury note rate at period end	3.60%	2.42%	118 bps	49%
Average five year Treasury note rate	3.80%	1.83%	197 bps	108%
Prime rate at period end	8.00%	3.50%	450 bps	129%
Average Prime rate	7.69%	3.29%	440 bps	134%
One month term SOFR at period end	4.80%	0.30%	450 bps	1500%
Average one month term SOFR	4.61%	0.16%	445 bps	2781%
One month term LIBOR at period end	4.86%	0.45%	441 bps	980%
Average one month term LIBOR	4.62%	0.23%	439 bps	1909%

*See table titled, "Average Balance Sheets and Interest Rates (FTE)" for detail of Net interest income (FTE).

NIM and net interest spread calculations above exclude the sold portion of certain participation loans, which totaled $5 million at both March 31, 2023 and December 31, 2022. These sold loans are on Bancorp’s balance sheet as required by GAAP because Bancorp retains some form of effective control; however, Bancorp receives no interest income on the sold portion. These participation loans sold are excluded from NIM and spread analysis, as Bancorp believes it provides a more accurate depiction of loan portfolio performance.

At March 31, 2023, Bancorp’s loan portfolio consisted of approximately 71% fixed and 29% variable rate loans. At inception, most of Bancorp’s fixed rate loans are priced in relation to the five year treasury. Bancorp’s variable rate loans are indexed to either Prime, LIBOR or SOFR, generally repricing as those rates change.

Prime rate, the five year Treasury note rate, one month term LIBOR and one month term SOFR are included in the table above to provide a general indication of the interest rate environment in which Bancorp has operated during the past 12 months. The FRB took aggressive interest rate action in 2022, increasing the FFTR a total of 425 bps to a range of 4.25% - 4.50%. These increases ultimately took Prime to 7.50% as of December 31, 2022, marking its highest level since 2007.

During the first quarter of 2023, the FRB continued raising rates, albeit at a slower pace, increasing the FFTR 50 bps to a range of 4.75% - 5.00% via two separate 25 bps rate hikes. As a result, Prime was 8.00% as of March 31, 2023.

The current economic outlook remains volatile, regularly changing as new economic data becomes available and the FRB’s fight against inflation continues. While indications in recent quarters had suggested continued interest rate increases from the FRB through 2023 with rates maintaining their higher levels through the end of the year, current projections now anticipate multiple rate decreases from the FRB beginning in the second half of 2023. As a potential economic slowdown and recession looms, Bancorp expects ongoing pricing pressure/competition for both loans and deposits, changing levels of liquidity within the banking system and a severely inverted yield curve will continue to place pressure on NIM in 2023.

Net Interest Income (FTE) – Three months ended March 31, 2023 compared to March 31, 2022

Net interest spread (FTE) and NIM (FTE) were 3.13% and 3.59%, for the three months ended March 31, 2023, compared to 3.06% and 3.11% for the same period in 2022, respectively. NIM during the three months ended March 31, 2023 was significantly impacted by the following:

●

The rapidly rising interest rate environment that has evolved from the sustained, pandemic-driven lows experienced beginning in 2020. The FFTR was lowered to a range of 0% - 0.25% in March of 2020, which resulted in Prime dropping to 3.25%, where it remained until the FRB’s hike in mid-March 2022. The FFTR stood at a range of 4.75% - 5.00%, and Prime at 8.00%, as of March 31, 2023, as a result of aggressive interest rate action from the FRB over the past 12 months.

●

Substantial balance sheet expansion stemming from both acquisition-related activity and organic growth, which resulted in total average earning asset growth of $764 million, or 12%, and average interest-bearing liability growth of $550 million, or 13%, for the three months ended March 31, 2023 compared to the same period of 2022.

●

Intense pricing pressure/competition for deposits has driven a significant increase in the cost of funds, as depositors seek higher yielding deposit alternatives and Bancorp’s borrowing activity has increased.

Net interest income (FTE) increased $14.3 million, or 29%, for the three months ended March 31, 2023 compared to the same period of 2022, largely as a result of acquisition-related activity, but also driven in part by significant organic loan growth, substantial investment in the investment securities portfolio and the benefits of a rising interest rate environment.

Total average interest earning assets increased $764 million, or 12%, to $7.15 billion for the three months ended March 31, 2023, as compared to the same period of 2022, with the average rate earned on total interest earning assets climbing 133 bps to 4.51%.

●

Average total loan balances increased $859 million, or 20%, for the three months ended March 31, 2023, compared to the same period of 2022. Average non-PPP loan growth of $949 million, or 22%, was driven by acquisition-related expansion and strong organic growth, which was partially offset by a $90 million, or 86%, decline in average PPP loan balances resulting from continued forgiveness activity.

●

Average investment securities grew $433 million, or 33%, for the three months ended March 31, 2023 compared to the same period of 2022, attributed to a combination of strategically deploying excess liquidity through further investment in 2022 and acquisition-related activity. There were no investment security purchases made during the three month ended March 31, 2023.

●

Average FFS and interest bearing due from bank balances decreased $530 million, or 79%, for the three months ended March 31, 2023, as loan growth, investment in the securities portfolio and deposit run-off led to lower levels of liquidity as compared to the same period of the prior year.

Total interest income (FTE) increased $29.5 million, or 59%, to $79.6 million for the three months ended March 31, 2023, as compared to the same period of 2022.

●

Interest and fee income (FTE) on loans increased $24.0 million, or 54%, to $68.9 million for the three months ended March 31, 2023, compared to the same period of 2022, driven by both organic and acquisition-related growth in the non-PPP portfolio and the rising rate environment, which more than offset a $2.7 million, or 95%, decline in PPP-related income. The yield on the overall loan portfolio increased 117 bps to 5.33% for the three months ended March 31, 2023, compared to 4.16% for the same period of the prior year, while the yield on the non-PPP loan portfolio increased 135 bps compared to the prior year period, driven by the rising rate environment.

●

Significant growth in average investment securities led to a $4.0 million increase in interest income (FTE) on the portfolio for the three months ended March 31, 2023 compared to the same period of 2022, driving a 56 bps, or 37%, increase in the corresponding yield on the portfolio. Substantial deployment of excess liquidity in 2022 benefitted the investment portfolio, as the yields earned on those purchases improved dramatically as rates began to rise last year.

●

Interest income on FFS and interest bearing due from bank balances increased $1.3 million for the three months ended March 31, 2023, as rising short-term interest rates more than offset a $530 million decline in related average balances. The yield on these assets increased 438 bps to 4.55% for the three months ended March 31, 2023 compared to the same period of 2022, stemming from the dramatic increase in the FFTR over the past 12 months.

Total average interest bearing liabilities increased $550 million, or 13%, to $4.81 billion for the three-month period ended March 31, 2023 compared with the same period in 2022, with the total average cost increasing 126 bps to 1.38%.

●

Average interest bearing deposits increased $331 million, or 8%, for the three months ended March 31, 2023 compared to the same period in 2022, with interest-bearing demand deposits accounting for $163 million, or 49%, of the increase. The significant growth was attributed mainly to acquisition-related activity, as $1.12 billion in deposits were added during the first quarter of 2022 in relation to the CBT acquisition. While rising rates and inflationary pressures have driven declines in period-end balances for the past several quarters, the decrease experienced for the first quarter of 2023 was attributed in large part to typical seasonal public funds runoff.

●

Consistent with the acquisition-related average interest bearing deposit growth noted above, average SSUAR balances increased $31 million, or 34%, for the three months ended March 31, 2023 compared to the same period of 2022.

●

Average FHLB advances totaled $163 million for the three months ended March 31, 2023. Bancorp initiated a $100 million term advance in conjunction with an interest rate swap during the first quarter of 2023 in an effort to secure longer-term funding at a more favorable rate. Bancorp also utilized overnight borrowings with the FHLB during the three months ended March 31, 2023 based on liquidity needs. No FHLB borrowings were utilized during the same period of the prior year.

●

Average subordinated debentures totaled $26 million for the three months ended March 31, 2023. These subordinated debentures were added as a result of the CB acquisition during the first quarter of 2022.

Total interest expense increased $15.2 million for the three months ended March 31, 2023 compared to the same period of 2022, driven by acquisition-related average balance growth, deposit rate increases, increased borrowing activity and debt assumed through last year’s CB acquisition. As a result, the cost of interest bearing liabilities increased 126 bps to 1.38% for the three months ended March 31, 2023 compared to the same period of 2022.

●

Total interest bearing deposit expense increased $12.3 million as a result of acquisition-related growth and the aforementioned deposit rate increases, resulting in a 111 bps increase in the cost of interest bearing deposits. While the overall deposit mix continues to change, the Company also continues to see consistent loyalty and confidence from our customer base. Bancorp expects pricing pressure/competition stemming from the rising rate environment to drive further deposit rate/cost increases in the coming months.

●	SSUAR interest expense increased $439,000 for the three months ended March 31, 2023 compared to the same period of the prior year, consistent with average balance growth and rate increases.

●

Interest expense of $1.7 million was recorded in relation to FHLB borrowings for the three months ended March 31, 2023, driven by the increased borrowings activity previously noted. No FHLB borrowings were utilized for the three months ended March 31, 2023.

●

Interest expense totaling $529,000 was recorded for the three months ended March 31, 2023, as a result of the subordinated debentures added through the prior year acquisition, approximately $100,000 of which stems from purchase accounting-related mark-to-market amortization.

Average Balance Sheets and Interest Rates (FTE) – Three-Month Comparison

	Three months ended March 31,
	2023			2022
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest earning assets:
Federal funds sold and interest bearing due from banks	$140,831	$1,581	4.55%	$671,263	$282	0.17%
Mortgage loans held for sale	6,460	41	2.57	8,629	24	1.13
Investment securities:
Taxable	1,666,035	8,446	2.06	1,278,160	4,680	1.48
Tax-exempt	88,585	520	2.38	43,391	252	2.36
Total securities	1,754,620	8,966	2.07	1,321,551	4,932	1.51

Federal Home Loan Bank stock	15,496	165	4.32	10,509	54	2.08

SBA Paycheck Protection Program (PPP) loans	14,075	139	4.01	103,850	2,821	11.02
Non-PPP loans	5,222,804	68,748	5.34	4,274,080	42,055	3.99
Total loans	5,236,879	68,887	5.33	4,377,930	44,876	4.16
Total interest earning assets	7,154,286	79,640	4.51	6,389,882	50,168	3.18
Less allowance for credit losses on loans	75,459			56,035
Non-interest earning assets:
Cash and due from banks	78,961			91,235
Premises and equipment, net	104,369			86,056
Bank owned life insurance	84,906			53,177
Goodwill	194,074			153,803
Accrued interest receivable and other	38,302			154,155
Total assets	$7,579,439			$6,872,273

Interest bearing liabilities:
Deposits:
Interest bearing demand	$2,299,789	$6,750	1.19%	$2,136,188	$649	0.12%
Savings	524,911	340	0.26	467,299	55	0.05
Money market	1,116,975	4,162	1.51	1,083,961	190	0.07
Time	538,476	2,247	1.69	461,268	277	0.24
Total interest bearing deposits	4,480,151	13,499	1.22	4,148,716	1,171	0.11

Securities sold under agreements to repurchase	122,049	456	1.52	91,082	17	0.08
Federal funds purchased	16,243	177	4.42	9,993	3	0.12
Federal Home Loan Bank advances	163,056	1,734	4.31	—	—	0.00
Subordinated debentures	26,408	529	8.12	8,052	33	1.66

Total interest bearing liabilities	4,807,907	16,395	1.38	4,257,843	1,224	0.12
Non-interest bearing liabilities:
Non-interest bearing demand deposits	1,878,307			1,817,462
Accrued interest payable and other	115,670			93,039
Total liabilities	6,801,884			6,168,344
Stockholders’ equity	777,555			703,929
Total liabilities and stockholders' equity	$7,579,439			$6,872,273
Net interest income		$63,245			$48,944
Net interest spread			3.13%			3.06%
Net interest margin			3.59%			3.11%

Supplemental Information - Average Balance Sheets and Interest Rates (FTE)

●

Average loan balances include the principal balance of non-accrual loans, as well as unearned income such as loan premiums, discounts, fees/costs and exclude participation loans accounted for as secured borrowings. Participation loans averaged $5 million for both the three-month period ended March 31, 2023 and 2022, respectively.

●

Interest income on a FTE basis includes additional amounts of interest income that would have been earned if investments in certain tax-exempt interest earning assets had been made in assets subject to federal taxes yielding the same after-tax income. Interest income on municipal securities and tax-exempt loans has been calculated on a FTE basis using a federal income tax rate of 21%. Approximate tax equivalent adjustments to interest income were $173,000 and $184,000 for the three-month periods ended March 31, 2023 and 2022, respectively.

●

Interest income includes loan fees of $1.9 million ($139,000 associated with the PPP) and $3.8 million ($2.8 million associated with the PPP) for the three-month periods ended March 31, 2023 and 2022, respectively. Interest income on loans may be materially impacted by the level of prepayment fees collected and accretion related to purchased loans.

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

The results of the interest rate sensitivity analysis performed as of March 31, 2023 were derived from the conservative assumptions Bancorp uses in the model, particularly in relation to deposit betas, which measure how responsive management’s deposit repricing may be to changes in market rates and are based on historical data. Management uses different betas in the rising and falling rate scenarios in an effort to best simulate expected earnings trends. The results presented below reflect an interest rate sensitivity analysis that incorporates a deposit beta of approximately 60% for the rising rate scenarios and 30% for falling rate scenarios, respectively. While the beta’s experienced since rates began to rise in the first quarter of 2022 were significantly below the 60% beta used in the model, the Company anticipates the future rising rate scenario betas to return to the historic averages. The 30% beta used in the falling rate scenario is the result of management’s expectations of deposit rate decreases given the rate changes experienced since the first quarter of 2022.

Bancorp’s interest rate simulation sensitivity analysis details that increases in interest rates of 100, 200 and 300 bps would have a negative effect on net interest income, as would decreases in interest rates of 100 and 200 bps. These results depict a slightly liability sensitive interest rate risk profile in rising rate scenarios and an asset sensitive position in the falling rate scenarios. The decrease in net interest income in the rising rate scenarios is primarily due to variable rate loans and short-term investments repricing slower than deposits and short-term borrowings. The decrease in net interest income in the falling rate scenarios is the result of the lower  beta experienced since rates began to rise in the first quarter of 2022, which was the result of a significant percentage of the Company’s deposit cost being less than 100 bps, and therefore cannot decrease the full 100 or 200 bps simulated in the model.

	Change in Rates
	-200	-100	+100	+200	+300
	Basis Points	Basis Points	Basis Points	Basis Points	Basis Points
% Change from base net interest income at March 31, 2023	-6.39%	-2.95%	-1.93%	-3.87%	-5.83%

Bancorp’s loan portfolio is currently composed of approximately 72% fixed and 28% variable rate loans, with the fixed rate portion pricing generally based on a spread to the five year treasury curve at the time of origination and the variable portion pricing based on an on-going spread to Prime (approximately 65%) or one month LIBOR/SOFR (approximately 35%).

In July 2017, the Financial Conduct Authority (the “FCA”), the authority regulating LIBOR, along with various other regulatory bodies, announced that LIBOR would likely be discontinued at the end of 2021. Subsequent to that announcement, in November 2020, the FCA announced that many tenors of LIBOR would continue to be published through June 2023. Subsequent to this, Bank regulators instructed banks to discontinue new originations referencing LIBOR as soon as possible, but no later than December 2021. Effective December 31, 2021, LIBOR is no longer used to issue new loans in the U.S. It is expected to be replaced primarily by the SOFR, which many experts consider a more accurate and more secure pricing benchmark. To facilitate the transition process, management has instituted an enterprise-wide program to identify, assess, and monitor risks associated with the expected discontinuance or unavailability of LIBOR. To date, Bancorp has not experienced any operational issues associated with reference rate reform, nor do we anticipate any in the future.

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

As of March 31, 2023, the Company had approximately $312 million in loans and interest rate derivative contracts of $108 million (notional amount) that reference LIBOR. Each of the LIBOR-referenced amounts discussed above will vary in future periods as current contracts expire with potential replacement contracts using either LIBOR or an alternative reference rate. The Company, and other industry participants, continue to review alternative reference rates that could be utilized as a replacement for LIBOR. The Company had $236 million in loans that were indexed to SOFR at March 31, 2023.

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

Provision for Credit Losses

Provision for credit losses on loans at March 31, 2023 represents the amount of expense that, based on Management’s judgment, is required to maintain the ACL for loans at an appropriate level under the CECL model. The determination of the amount of the ACL for loans is complex and involves a high degree of judgment and subjectivity. See the Footnote titled “Basis of Presentation and Summary of Significant Accounting Policies” in Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2022 for detailed discussion regarding Bancorp’s ACL methodology by loan segment.

An analysis of the changes in the ACL for loans, including provision, and selected ratios follow:

	Three months ended
	March 31,
(dollars in thousands)	2023	2022

Beginning balance	$73,531	$53,898
Acquisition - PCD loans (goodwill adjustment)	-	9,950
Adjusted beginning balance	73,531	63,848

Provision for credit losses on loans	2,250	(1,750)
Provision for credit losses on loans - acquired loans	-	4,429
Total provision for credit losses on loans	2,250	2,679

Total charge-offs	(370)	(409)
Total recoveries	262	949
Net loan (charge-offs) recoveries	(108)	540
Ending balance	$75,673	$67,067
Average total loans	$5,236,879	$4,377,930
Provision for credit losses on loans to average total loans (1)	0.04%	0.06%
Net loan (charge-offs) recoveries to average total loans (1)	0.00%	0.01%
ACL for loans to total loans	1.44%	1.38%
ACL for loans to total loans (excluding PPP) (2)	1.45%	1.40%
ACL for loans to average total loans	1.45%	1.53%

(1) Ratios are not annualized
(2) See the section titled “Non-GAAP Financial Measures” for reconcilement of Non-GAAP to GAAP measures

The ACL for loans totaled $76 million as of March 31, 2023 compared to $67 million at March 31, 2022, representing an ACL to total loans ratio of 1.44% and 1.38% for those periods, respectively. The ACL to loans (excluding PPP loans) was 1.45% at March 31, 2023 compared to 1.40% at March 31, 2022. Based on the 100% SBA guarantee of the PPP loan portfolio, which totaled $10 million at March 31, 2023 and $71 million at March 31, 2022, Bancorp did not reserve for potential losses for these loans within the ACL. See the section titled “Non-GAAP Financial Measures” for reconcilement of non-GAAP to GAAP measures.

Provision of $2.3 million was recorded to provision for credit losses on loans for the three month period ended March 31, 2023. While credit quality remains strong, provision expense for the first quarter of 2023 was driven by the establishment of a $1.4 million specific reserve for a large C&I relationship, annual CECL model updates and qualitative factor adjustments. Further, net charge off activity for the three months ended March 31, 2023 totaled $108,000, serving to reduce the ACL for loans.

Negative provision (excluding acquisition-related activity) of $1.8 million was recorded for the three month ended March 31, 2022 due to improvement in the unemployment forecast, updates to Bancorp’s CECL modeling, net recoveries and strong historic credit metrics. Offsetting the negative provision for the three months ended March 31, 2022 was credit loss expense recorded for the loan portfolio acquired from CB, which totaled $4.4 million.

In addition to the provision activity noted above for the prior year period, the ACL for loans was also increased $10 million during the first quarter of 2022, as a result of the PCD loan portfolio added through the CB acquisition, with the corresponding offset recorded to goodwill (as opposed to provision expense).

While separate from the ACL for loans and recorded in other liabilities on the consolidated balance sheets, the ACL for off balance sheet credit exposures also experienced an increase between December 31, 2022 and March 31, 2023. Provision for credit loss expense for off balance sheet credit exposures of $375,000 was recorded for the three months ended March 31, 2023, driven mainly by a decline in C&I utilization. The ACL for off balance sheet credit exposures was $4.9 million as of March 31, 2023.

Negative provision for credit loss expense for off balance sheet credit exposures (excluding acquisition-related activity) of $400,000 was recorded for the three months ended March 31, 2022, as nearly all applicable loan segments experienced declines in their reserve loss percentage, consistent with generally improving model factors and improvement in line of credit utilization. Offsetting this negative provision was a $500,000 increase in the ACL for off balance sheet credit exposures associated with the CB acquisition, with the offset recorded to goodwill (as opposed to provision expense). The ACL for off balance sheet credit exposures stood at $3.6 million as of March 31, 2022.

Bancorp’s loan portfolio is well-diversified with no significant concentrations of credit. Geographically, most loans are extended to borrowers in Louisville, central, eastern and northern Kentucky, as well as the Indianapolis, Indiana and Cincinnati, Ohio metropolitan markets. The adequacy of the ACL is monitored on an ongoing basis and it is the opinion of management that the balance of the ACL at March 31, 2023 is adequate to absorb probable losses inherent in the loan portfolio as of the financial statement date.

Non-interest Income

	Three months ended March 31,
(dollars in thousands)	2023	2022	$ Variance	% Variance

Wealth management and trust services	$9,527	$8,243	$1,284	16%
Deposit service charges	2,149	1,863	286	15
Debit and credit card income	4,482	4,119	363	9
Treasury management fees	2,318	1,904	414	22
Mortgage banking income	1,038	1,003	35	3
Net investment product sales commissions and fees	754	607	147	24
Bank owned life insurance	549	266	283	106
Gain (loss) on sale of premises and equipment	(2)	-	(2)	100
Other	1,232	1,198	34	3
Total non-interest income	$22,047	$19,203	$2,844	15%

Total non-interest income increased $2.8 million, or 15%, for the three period ended March 31, 2023 compared to the same period of 2022, respectively. Non-interest income comprised 25.9% of total revenues, defined as net interest income and non-interest income, for the three month period ended March 31, 2023 compared to 28.3% for the same period of 2022. WM&T services comprised 43.2% of total non-interest income for the three month period ended March 31, 2023 compared to 42.9% and for the same period of 2022. While strong organic growth has been experienced across most non-interest income revenue streams over the past 12 months, acquisition-related activity accounts for a large portion of the increase for the three months ended March 31, 2023 compared to the same period of 2022, as the first quarter of the prior year included just a partial month of activity related to the CB acquisition.

WM&T Services:

The magnitude of WM&T revenue distinguishes Bancorp from other community banks of similar asset size. WM&T revenue increased $1.3 million, or 16%, for the three month period ended March 31, 2023, as compared with the same period of 2022, consistent with acquisition-related activity, organic new business development and positive returns for the quarter from both the fixed income and equity markets.

Recurring fees earned for managing accounts are based on a percentage of market value of AUM and are typically assessed on a monthly basis. Recurring fees, which generally comprise the vast majority of WM&T revenue, increased $1.2 million, or 15%, for the three month period ended March 31, 2023, as compared with the same period of 2022. The increase was driven by both acquisition-related activity and organic business development in addition to the previously mentioned positive returns from fixed income and equity markets for the three months ended March 31, 2023. Further, the prior year period included just a partial month of activity stemming from the CB acquisition.

A portion of WM&T revenue, most notably executor and certain employee benefit plan-related fees, are non-recurring in nature and the timing of these revenues corresponds with the related administrative activities. For this reason, such fees are subject to greater period over period fluctuation. Total non-recurring fees increased $54,000 for the three month period ended March 31, 2023, as compared with the same period of 2022, which was driven mainly by higher estate fees earned.

AUM, stated at market value, totaled $6.76 billion at March 31, 2023 compared with $7.59 billion at March 31, 2022 and $6.59 billion at December 31, 2022. The decrease in AUM between March 31, 2022 and March 31, 2023 is attributed to the significant declines in both fixed income and equity markets experienced during 2022, which negatively impacted the market value of AUM last year and was only partially countered by equity market appreciation during the first quarter of 2023.

Contracts between WM&T and their customers do not permit performance-based fees and accordingly, none of the WM&T revenue is performance based. Management believes the WM&T department will continue to factor significantly in Bancorp’s financial results and provide strategic diversity to revenue streams.

Detail of WM&T Service Income by Account Type:

	Three months ended March 31,
(in thousands)	2023	2022

Investment advisory	$3,681	$3,415
Personal trust	3,362	2,378
Personal investment retirement	1,680	1,639
Company retirement	363	442
Foundation and endowment	283	261
Custody and safekeeping	86	64
Insurance services	5	40
Other	67	4

Total WM&T services income	$9,527	$8,243

The preceding table demonstrates that WM&T fee revenue is concentrated within investment advisory and personal trust accounts. WM&T fees are predominantly based on AUM and tailored for individual/company accounts and/or relationships with fee structures customized based on account type and other factors with larger relationships paying a lower percentage of AUM in fees. For example, recurring AUM fee structures are in place for investment management, irrevocable and revocable trusts, personal investment retirement accounts and accounts holding only fixed income securities. WM&T also provides company retirement plan services, which can consist of a one-time conversion fee with recurring AUM fees to follow. While there are also fee structures for estate settlements, income received is often non-recurring in nature. Fee structures are agreed upon at the time of account opening and any subsequent revisions are communicated in writing to the customer. WM&T fees earned are not performance-based nor are they based on investment strategy or transactions. Bancorp also earns management fees on in-house investments funds acquired from CB.

Assets Under Management by Account Type:

AUM (not included on balance sheet) increased from $6.59 billion at December 31, 2022 to $6.76 billion at March 31, 2023 as follows:

	March 31, 2023			December 31, 2022
(in thousands)	Managed	Non-managed (1)	Total	Managed	Non-managed (1)	Total
Investment advisory	$2,344,991	$59,924	$2,404,915	$2,249,017	$63,691	$2,312,708
Personal trust	1,770,079	502,150	2,272,229	1,744,522	474,373	2,218,895
Personal investment retirement	785,503	27,431	812,934	756,126	27,065	783,191
Company retirement	54,548	538,692	593,240	52,891	524,568	577,459
Foundation and endowment	444,309	8,492	452,801	428,018	8,219	436,237

Subtotal	$5,399,430	$1,136,689	$6,536,119	$5,230,574	$1,097,916	$6,328,490
Custody and safekeeping	—	227,755	227,755	—	256,791	256,791

Total	$5,399,430	$1,364,444	$6,763,874	$5,230,574	$1,354,707	$6,585,281

(1) Non-managed assets represent those for which the WM&T department does not hold investment discretion.

As of March 31, 2023 and December 31, 2022, approximately 80% and 79%, respectively, of AUM were actively managed. Company retirement plan accounts consist primarily of participant-directed assets. The amount of custody and safekeeping accounts are insignificant.

Managed Trust Assets under Management by Class of Investment:

(in thousands)	March 31, 2023	December 31, 2022

Interest bearing deposits	$221,554	$185,080
Treasury and government agency obligations	229,410	176,917
State, county and municipal obligations	212,497	201,038
Money market mutual funds	88,514	108,751
Equity mutual funds	1,156,985	1,125,540
Other mutual funds - fixed, balanced and municipal	575,360	583,713
Other notes and bonds	205,867	209,178
Common and preferred stocks	2,238,183	2,180,390
Common trust funds and collective investment funds	114,888	114,458
Real estate mortgages	770	774
Real estate	40,741	57,297
Other miscellaneous assets (1)	314,661	287,438

Total managed assets	$5,399,430	$5,230,574

(1) Includes client directed instruments including rights, warrants, annuities, insurance policies, unit investment trusts, and oil and gas rights.

Managed assets are invested in instruments for which market values can be readily determined, the majority of which are sensitive to market fluctuations and consist of approximately 63% in equities and 37% in fixed income securities as of both March 31, 2023 and December 31, 2022. This composition has remained relatively consistent from period to period.

Additional Sources of Non-interest income:

Deposit service charges, which consist of non-sufficient funds charges and to a lesser extent, other activity based charges, increased $286,000, or 15%, for the three month period ended March 31, 2023, as compared with the same period of 2022, mainly as a result of the contribution associated with acquisition-related activity over the past 12 months. Outside of acquisition-related growth, an industry-wide decline in the volume of fees earned on overdrawn checking accounts has been experienced over the past several years. This trend has been driven by lower check presentment volume, which has in turn led to fewer overdrawn accounts in general. Further, Bancorp anticipates that future growth of this revenue stream could be significantly impacted by changing industry practices. Bancorp could be faced with strategic decisions surrounding deposit-related service charges in the future, which could negatively impact the contributions made by this, or similar, revenue streams.

Debit and credit card income consists of interchange revenue, ancillary fees and incentives received from card processors. Debit and credit card revenue increased $363,000 or 9%, for the three month period ended March 31, 2023, as compared with the same period of 2022, as a result of increased transaction volume and continued expansion of the customer bases, both organically and through acquisition-related activity. Total debit card income increased $197,000, or 7%, and total credit card income increased $166,000, or 14%, for the three period ended March 31, 2023, compared the same period of the prior year. Bancorp expects this revenue stream will continue to grow with the expansion of the customer base.

Treasury management fees primarily consist of fees earned for cash management services provided to commercial customers. This category continues to stand out as a consistent, growing source of revenue for Bancorp and increased $414,000, or 22%, for the three period ended March 31, 2023, as compared with the same period of 2022, driven by increased transaction volume, new product sales and customer base expansion. Both organic and acquisition-related sales efforts have led to the expansion of online services, reporting, ACH origination, remote deposit and fraud mitigation services over the past 12 months. Bancorp anticipates this income category will continue to increase based on continued customer base growth and the expanding suite of services offered within Bancorp’s treasury management platform.

Mortgage banking income primarily includes gains on sales of mortgage loans and net loan servicing income offset by MSR amortization. Bancorp’s mortgage banking department predominantly originates residential mortgage loans to be sold in the secondary market, primarily to FNMA and FHLMC. Bancorp offers conventional, VA, FHA and GNMA financing for purchases and refinances, as well as programs for first-time homebuyers. Interest rates on mortgage loans directly influence the volume of business transacted by the mortgage-banking department. Mortgage banking revenue increased $35,000, or 3%, for the three month period ended March 31, 2023, as compared with the same period of 2022. This increase was driven by market value appreciation of loans held for sale and lower long-term rates, which have helped improve volume compared to recent quarters. Further, mortgage banking income has benefitted from the addition of the mortgage loan servicing portfolio added through the CB acquisition.

Net investment product sales commissions and fees are generated primarily on stock, bond and mutual fund sales, as well as wrap fees earned on brokerage accounts. Wrap fees represent charges for investment programs that bundle together a suite of services, such as brokerage, advisory, research and management and are based on a percentage of account assets. Bancorp deploys its financial advisors primarily through its branch network via an arrangement with a third party broker-dealer, while larger managed accounts are serviced by Bancorp’s WM&T Department. Net investment product sales commissions and fees increased $147,000, or 24%, for the three month period ended March 31, 2023, as compared with the same period of 2022, driven by acquisition-related growth, which included the addition of three financial advisors, and increased trading activity associated with general market volatility.

BOLI assets represent the cash surrender value of life insurance policies on certain active and non-active employees who have provided consent for Bancorp to be the beneficiary for a portion of such policies. The related change in cash surrender value and any death benefits received under the policies are recorded as non-interest income. This income serves to offset the cost of various employee benefits. During the third quarter of 2022, Bancorp purchased an additional $30 million of BOLI assets in an effort to diversify investment of excess liquidity, bringing total BOLI assets to $85 million as of March 31, 2023. BOLI income increased $283,000 for the three month period ending March 31, 2023 compared to the same period of the prior year, which was attributed mainly to the additional investment made in 2022, as previously noted.

During the first quarter of 2023, Bancorp completed the sale of certain acquired properties that overlapped with existing locations, recording a net loss of $2,000 as a result. No such activity was recorded for the three months ended March 31, 2022.

Other non-interest income increased $34,000, or 3%, for the three month period ended March 31, 2023 compared with the same period of 2022. The increase was driven largely by positive returns within the COLI portfolio and the contribution of the insurance captive, which served to offset a large decline in miscellaneous fee income and the benefit provided by Bancorp’s partial interest in LFA for the three months ended March 31, 2022, the latter of which was disposed of effective December 31, 2022.

Non-interest Expenses

	Three months ended March 31,
(dollars in thousands)	2023	2022	$ Variance	% Variance

Compensation	$21,896	$17,969	$3,927	22%
Employee benefits	5,053	4,539	514	11
Net occupancy and equipment	3,899	3,025	874	29
Technology and communication	4,251	3,419	832	24
Debit and credit card processing	1,419	1,337	82	6
Marketing and business development	1,095	772	323	42
Postage, printing and supplies	874	733	141	19
Legal and professional	797	650	147	23
FDIC insurance	1,135	645	490	76
Amortization of investments in tax credit partnerships	323	88	235	267
Capital and deposit based taxes	639	518	121	23
Merger expenses	-	19,500	(19,500)	(100)
Intangible amortization	1,180	713	467	65
Other	2,753	2,389	364	15
Total non-interest expenses	$45,314	$56,297	$(10,983)	(20)%

Total non-interest expenses decreased $11.0 million, or 20%, for the three month period ended March 31, 2023 compared to the same period of 2022, the variance stemming largely from merger expenses associated with completion of the CB acquisition during the first quarter of 2022. Compensation and employee benefits comprised 59.5% of Bancorp’s total non-interest expenses for the three month period ended March 31, 2023, compared to 40.0% for the same period of 2022. Excluding merger expenses, compensation and employee benefits comprised 61.2% for the three month period ended March 31, 2022. As previously noted, the three months ended March 31, 2022 included only a partial month of activity associated with the CB acquisition.

Compensation, which includes salaries, incentives, bonuses and stock based compensation, increased $3.9 million, or 22%, for the three month period ended March 31, 2023, as compared with the same period of 2022. The increases were attributed to growth in full time equivalent employees, annual merit-based salary increases and the impact of the first quarter of 2022 experiencing only a partial month of acquisition-related activity. Net full time equivalent employees totaled 1,044 at March 31, 2023 compared to 1,040 at December 31, 2022 and 997 at March 31, 2022.

Employee benefits consists of all personnel-related expense not included in compensation, with the most significant items being health insurance, payroll taxes and employee retirement plan contributions. Employee benefits increased $514,000, or 11%, for the three month period ended March 31, 2023, as compared with the same period of 2022, driven primarily by the overall increase in full time equivalent employees noted above.

Net occupancy and equipment expenses primarily include depreciation, rent, property taxes, utilities and maintenance. Costs of capital asset additions flow through the statement of income over the lives of the assets in the form of depreciation expense. Net occupancy expense increased $874,000, or 29%, the three month period ended March 31, 2023, as compared with the same period of 2022, driven by the acquisition of CB. In connection with the CB acquisition, 15 branches were acquired, four of which were closed shortly after acquisition in addition to one existing SYB location, as a result of branch overlap. At March 31, 2023, Bancorp’s branch network consisted of 73 locations throughout Louisville, central, eastern and Northern Kentucky, as well as the MSAs of Indianapolis, Indiana and Cincinnati, Ohio.

Technology and communication expenses include computer software usage and licensing fees, equipment depreciation and expenditures related to investments in technology needed to maintain and improve the quality of customer delivery channels, information security and internal resources. Technology expense increased $832,000, or 24%, for the three month period ended March 31, 2023 compared to the same period of 2022, consistent with acquisition-related activity, customer expansion and core system upgrades.

Bancorp outsources processing for debit and commercial credit card operations, which generate significant revenue for the Company. These expenses typically fluctuate consistent with transaction volumes. Debit and credit card processing expense increased $82,000, or 6%, for the three month period ending March 31, 2023 compared to the same period of last year. The increase correlates in part with the increase in transaction volume and customer base expansion resulting from both organic and acquisition-related growth that served to increase corresponding debit and credit card non-interest income.

Marketing and business development expenses include all costs associated with promoting Bancorp including community support, retaining customers and acquiring new business. Marketing and business development expenses increased $323,000, or 42%, for the three month period ending March 31, 2023, as compared to the same period of 2022. The increase corresponds with strategic decisions to advertise and promote in Bancorp’s new markets, as well as the general expansion of Bancorp’s existing and prospective customer base and a post-pandemic return to in-person client meeting/entertainment.

Postage, printing and supplies expense increased $141,000, or 19%, for the three month period ended March 31, 2023 compared to the same period of 2022, consistent with Bancorp’s expansion over the past 12 months.

Legal and professional fees increased $147,000, or 23%, for the three month period ended March 31, 2023 compared to the same period of last year, attributed to various consulting engagements, collection-related expenses and litigation costs arising through the normal course of business. Legal and professional fees associated with the prior year merger-related activity are captured in merger expenses.

FDIC insurance increased $490,000, or 76%, for the three month period ended March 31, 2023, as compared to the same period of 2022, consistent with organic and acquisition-related balance sheet growth for which the insurance is assessed on and an increased assessment rate. While not reflected in the increased expense experienced for the three months ended March 31, 2023, Bancorp anticipates future increases in FDIC insurance expense associated with potential assessments related to recent bank failures.

Tax credit partnerships generate federal income tax credits, and for each of Bancorp’s investments in tax credit partnerships, the tax benefit, net of related expenses, results in a positive effect on net income. Amounts of credits and corresponding expenses can vary widely depending upon the timing and magnitude of the underlying investments. Amortization expense associated with these investments increased $235,000, for the three month period ending March 31, 2023 compared to the same period of last year, driven by the addition of several recently closed tax credit projects.

Capital and deposit based taxes, which consist primarily of capital-based local income taxes and franchise taxes, increased $121,000, or 23%, for the three month period ended March 31, 2023 compared to the same period of 2022, attributed to Bancorp’s expansion over the past 12 months.

Merger expenses represent non-recurring expenses associated with completion of the CB acquisition and consist primarily of investment banker fees, various compensation-related expenses, legal fees, early termination fees relating to various contracts and system conversion expenses. While no merger expenses were recorded for the three months ended March 31, 2023, $19.5 million of merger expenses were recorded in the first quarter of 2022 in relation to the CB acquisition.

Intangible amortization expense consists of amortization associated with the CDI of acquired deposit portfolios, as well as an intangible related to customer list of the WM&T business line added through the CB acquisition. The intangibles are generally amortized on an accelerated basis over a period of approximately ten years. Intangible amortization for the three period ended March 31, 2023 was $1.2 million compared to $713,000 for the same period of the prior year, the significant increase stemming from the CB acquisition.

Other non-interest expenses increased $364,000, or 15%, for the three month period ended March 31, 2023, as compared to the same period of 2022. The most notable drivers of the increases were increased card reward expense, higher fraud and theft-related expenses and other ancillary expenses tied to Bancorp’s significant growth over the past 12 months.

Bancorp’s efficiency ratio (FTE) for the three month period ended March 31, 2023 was 53.13% compared to 82.61% for the three months ended March 31, 2022, the latter period reflecting one-time merger-related expenses attributed to the CB acquisition, which were all recorded in the first quarter of 2022. Bancorp also considers an adjusted efficiency ratio, which eliminates net gains (losses) on sales, calls, and impairment of investment securities, as well as net gains (losses) on sales of premises and equipment and the disposition of any acquired assets, if applicable, and the fluctuation in non-interest expenses related to amortization of investments in tax credit partnerships and merger-related expenses. Bancorp’s adjusted efficiency ratio was 52.75% for the three month period ended March 31, 2023 compared to 53.87% for three month period ended March 31, 2022. See the section titled “Non-GAAP Financial Measures” for reconcilement of non-GAAP to GAAP measures.

Income Tax Expense

A comparison of income tax expense and ETR follows:

	Three months ended March 31,
(dollars in thousands)	2023	2022	$ Variance	% Variance

Income before income tax expense	$37,180	$9,387	$27,793	296%
Income tax expense	8,132	1,445	6,687	463
Effective tax rate	21.9%	15.4%	650 bps	42%

Fluctuations in the ETR are primarily attributed to the following:

●

The stock based compensation component of the ETR fluctuates consistent with the level of SAR exercise activity. The ETR was reduced 1.1% for the three months ended March 31, 2023 compared to a reduction of 5.9% for the same period of 2022, consistent with exercise activity.

●

Changes in the cash surrender value of life insurance policies can vary widely from period to period, driven largely by changes in the markets. The related impact is inversely correlated with the ETR generally, with cash surrender value declines typically serving to increase the ETR and vice versa. Changes in the cash surrender value of life insurance policies decreased the ETR 0.7% for the three months ended March 31, 2023, compared to an increase of 1.8% the same period of the prior year.

●

Bancorp invests in certain partnerships that yield federal income tax credits. Taken as a whole, the tax benefit of these investments exceeds amortization expense, resulting in a positive impact on net income. The timing and magnitude of these transactions may vary widely from period to period. The ETR for the three months ended March 31, 2023 and 2022 was increased by 0.4% and reduced by 1.7%, respectively, by tax credit activity.

●

Tax-exempt interest income earned on loans and investment securities reduced the ETR by 0.5% for the three months ended March 31, 2023 compared to a reduction of 1.6% for the same period of the prior year, the larger reduction in the current year being attributed to tax-exempt loans and securities added through acquisition-related activity.

●	Non-deductible merger expenses recorded during the three months ended March 31, 2022 served to increase the ETR 1.1%. No such activity was recorded for the three months ended March 31, 2023.
●

Bancorp’s insurance captive provides insurance against certain risks for which insurance may not currently be available or economically feasible to Bancorp and SYB, as well as a group of third-party insurance captives.  The tax advantages of the Captive, including the tax-deductible nature of premiums paid to the Captive as well as the tax-exemption for premiums received by the Captive, serve to reduce income tax expense. Related activity reduced the ETR 0.3% for the three months ended March 31, 2023, compared to reduction of 0.9% for the same period of 2022.

Financial Condition – March 31, 2023 Compared to December 31, 2022

Overview

Total assets increased $171 million, or 2%, to $7.67 billion at March 31, 2023 from $7.50 billion at December 31, 2022. Total cash and cash equivalents increased $150 million, or 89%, as the result of increased FHLB borrowing activity and total loans increased $37 million, or 1%, as loan growth slowed compared to the record organic loan growth experienced in 2022. Partially offsetting this growth was a $17 million, or 1%, decline in total investment securities stemming from a combination of scheduled maturity and pay down activity within the total portfolio in addition to market value appreciation on the AFS portfolio. Further, other assets declined $10 million, or 7%, driven largely by interest rate-related changes to the valuations of deferred tax assets and swap assets.

Total liabilities increased $137 million, or 2%, to $6.87 billion at March 31, 2023 from $6.74 billion at December 31, 2022. While total FHLB borrowings increased $225 million compared to December 31, 2022, a $34 million, or 1%, decline in total deposits and a $29 million, or 22%, decline in SSUAR partially offset this growth, as rising interest rates and inflationary pressures encouraged depositors to seek higher-yielding alternatives. Further, a $31 million, or 25%, decrease in other liabilities was driven by a reduction in various year-end accruals.

Stockholders’ equity increased $34 million, or 4%, to $794 million at March 31, 2023 from $760 million at December 31, 2022. Net income of $29.1 million and a $14.6 million increase in AOCI associated with changes in the interest rate environment and their corresponding impact on the valuation of the AFS debt securities portfolio served to grow stockholder’s equity for the period, offset only partially by $8.5 million of dividends declared during the first quarter.

Cash and Cash Equivalents

Cash and cash equivalents increased $150 million, or 89%, ending at $317 million at March 31, 2023 compared to $167 million at December 31, 2022, which was driven largely by FHLB borrowing activity. In addition to intermittently utilizing overnight advances with the FHLB based on changing levels of liquidity during the period, Bancorp also entered into a $100 million term advance in conjunction with a five-year interest rate swap during the first quarter as a way of securing term funding at a more attractive rate. For more information on this interest rate swap, see the footnote titled “Derivative Financial Instruments.”

Cash and cash equivalent growth was partially offset by loan growth of $37 million and reductions of $34 million and $29 million in total deposits and SSUAR, respectively, during the three months ended March 31, 2023. While growth in period end balances was experienced in comparison to December 31, 2022, average cash and cash equivalents declined $543 million, or 71%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The record levels of liquidity held near the beginning of 2022 have retreated over the past 12 months, driven by the record organic loan growth recorded in 2022 and the deposit run-off experienced over the past few quarters.

Investment Securities

Investment securities decreased $17 million, or 1%, to $1.60 billion at March 31, 2023 compared to $1.62 billion at December 31, 2022, as scheduled maturity and pay down activity within the total portfolio was partially offset by market appreciation within the AFS portfolio stemming from changes in the interest rate environment.

No additional investment in the securities portfolio was made during the three months ended March 31, 2023, as Bancorp elected to maintain higher levels of liquidity amidst loan growth and deposit contraction during the period.

Loans

Total loans increased $37 million, or 1%, from December 31, 2022 to March 31, 2023. Excluding the PPP portfolio, loans grew $46 million, or 1%, over the same period. Loan growth for the three months ended March 31, 2023 was concentrated in the CRE and residential real estate segments, which outpaced a decline in the C&I segment, and to a lesser extent, the C&D and consumer segments. While loan production and loan pipelines remain steady, elevated payoff activity stemming largely from business sales and lower LOC utilization combined to mute otherwise solid loan growth for the first quarter of 2023.

After hitting a pandemic-era low of 36.5% at March 31, 2021, total line of credit utilization has improved significantly, reaching 41.1% at March 31, 2023, led by C&I utilization, which strengthened from 23.9% to 30.5% over the same period, respectively. However, line of credit usage has remained below pre-pandemic levels, as customers continue to utilize strong liquidity positions. Further, the addition of new lines, particularly within the C&D and C&I portfolio segments, has increased availability over the past several quarters, but utilization of the new lines has been relatively slow.

PPP loans of $10 million were outstanding at March 31, 2023. Bancorp has $210,000 in net unrecognized fees related to the PPP as of March 31, 2023, which will be recognized immediately once the loans are paid off or forgiven by the SBA. The timing of forgiveness activity and the related fee recognition has become insignificant, as the balance of the overall portfolio has shrunk.

Bancorp’s credit exposure is diversified with secured and unsecured loans to individuals and businesses. No specific industry concentration exceeds 10% of loans outstanding. While Bancorp has a diversified loan portfolio, a customer’s ability to honor contracts is somewhat dependent upon the economic stability and/or industry in which that customer does business. Loans outstanding and related unfunded commitments are primarily concentrated within Bancorp’s current market areas, which encompass the Louisville, Kentucky MSA, central, eastern and northern Kentucky, as well as the Indianapolis, Indiana and Cincinnati, Ohio MSAs.

Bancorp occasionally enters into loan participation agreements with other banks to diversify credit risk. For certain participation loans sold, Bancorp has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their ownership share of the loan without permission from Bancorp. GAAP requires the participated portion of these loans to be recorded as secured borrowings. These participated loans are included in the C&I and CRE loan portfolio segments with a corresponding liability recorded in other liabilities. At both March 31, 2023 and December 31, 2022, the total participated portion of loans of this nature totaled $5 million.

The following table presents the maturity distribution and rate sensitivity of the total loan portfolio as of March 31, 2023:

	Maturity
March 31, 2023 (in thousands)	Within one year	After one but within five years	After five but within fifteen years	Ater fifteen years	Total	% of Total
Fixed rate	$190,472	$1,522,410	$1,210,107	$826,300	$3,749,289	72%
Variable rate	543,650	535,916	370,690	43,559	1,493,815	28%
Total loans	$734,122	$2,058,326	$1,580,797	$869,859	$5,243,104	100%

In the event where Bancorp structures a loan with a maturity exceeding five years (typically CRE loans), an automatic rate adjustment will typically be set in place at five years from origination date to limit interest rate sensitivity.

Non-performing Loans and Assets

Information summarizing non-performing loans and assets follows:

(dollars in thousands)	March 31, 2023	December 31, 2022

Non-accrual loans	$17,389	$14,242
Troubled debt restructurings	-	-
Loans past due 90 days or more and still accruing	894	892
Total non-performing loans	18,283	15,134

Other real estate owned	677	677
Total non-performing assets	$18,960	$15,811

Non-performing loans to total loans	0.35%	0.29%
Non-performing assets to total assets	0.25%	0.21%
ACL for loans to total non-performing loans	414%	486%

As of March 31, 2023, non-accrual loans totaled $17 million compared to $14 million at December 31, 2022. The increase in total non-accrual loans between December 31, 2022 and March 31, 2023 stemmed mainly from one large C&I relationship being placed on non-accrual status.

Non-performing assets as of March 31, 2023 consisted of 124 loans, ranging in individual amounts up to $6.6 million, and OREO. At March 31, 2023, OREO included two CRE properties and one residential real estate property.

Delinquent Loans

Delinquent loans (consisting of all loans 30 days or more past due) totaled $12 million and $17 million at March 31, 2023 and December 31, 2022. The decrease between December 31, 2022 and March 31, 2023 was driven mainly by a large CRE relationship that became current and another large CRE relationship that paid off during the quarter. Delinquent loans to total loans were 0.22% and 0.32% at March 31, 2023 and December 31, 2022, respectively.

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

Bancorp’s ACL for loans was $76 million as of March 31, 2023 compared to $74 million as of December 31, 2022. Provision expense for credit losses on loans of $2.3 million was recorded for the three months ended March 31, 2023, driven mainly by a $1.4 million specific reserve recorded for a large C&I relationship, annual CECL model updates and qualitative factor adjustments. The projected unemployment rate forecast, which is the primary loss driver within the model, improved between December 31, 2022 and March 31, 2023, serving to benefit expense slightly. Net charge-off activity was minimal for the three months ended March 31, 2023.

The ACL for loans calculation and resulting credit loss expense is significantly impacted by changes in forecasted economic conditions. Should the forecast for economic conditions change, Bancorp could experience further adjustments in its required ACL for loans credit loss expense.

The following table sets forth the ACL by category of loan:

	March 31, 2023			December 31, 2022
(dollars in thousands)	Allocated Allowance	% of Total ACL on loans	ACL for loans to Total Loans (1)	Allocated Allowance	% of Total ACL on loans	ACL for loans to Total Loans (1)

Commercial real estate - non-owner occupied	$21,669	29%	1.52%	$22,641	31%	1.62%
Commercial real estate - owner occupied	11,429	15%	1.34%	10,827	15%	1.30%
Total commercial real estate	33,098	44%	1.46%	33,468	46%	1.50%

Commercial and industrial - term (1)	13,982	18%	1.82%	12,991	17%	1.70%
Commercial and industrial - lines of credit	6,041	8%	1.39%	6,389	9%	1.37%
Total commercial and industrial	20,023	26%	1.66%	19,380	26%	1.57%

Residential real estate - owner occupied	8,205	11%	1.32%	6,717	9%	1.14%
Residential real estate - non-owner occupied	4,144	5%	1.28%	3,597	5%	1.15%
Total residential real estate	12,349	16%	1.31%	10,314	14%	1.14%

Construction and land development	6,735	9%	1.53%	7,186	10%	1.61%
Home equity lines of credit	1,618	2%	0.81%	1,613	2%	0.80%
Consumer	1,186	2%	0.87%	1,158	2%	0.83%
Leases	199	0%	1.51%	201	0%	1.51%
Credit cards	465	1%	2.14%	211	0%	1.03%
Total	$75,673	100%	1.45%	$73,531	100%	1.42%

(1) Excludes the PPP loan portfolio, which was not reserved for based on the underlying 100% SBA guarantee.

The table below details net charge-offs to average loans outstanding by category of loan for the three month periods ended March 31, 2023 and 2022, respectively.

	2023			2022
Three months ended March 31, (dollars in thousands)	Net (charge offs)/ recoveries	Average Loans	Net (charge offs)/ recoveries to average loans	Net (charge offs)/ recoveries	Average Loans	Net (charge offs)/ recoveries to average loans

Commercial real estate - non-owner occupied	$19	$1,412,841	0.00%	$12	$1,225,492	0.00%
Commercial real estate - owner occupied	-	844,692	0.00%	21	719,340	0.00%
Total commercial real estate	19	2,257,533	0.00%	33	1,944,832	0.00%

Commercial and industrial - term	-	769,171	0.00%	606	614,645	0.10%
Commercial and industrial - term - PPP	-	14,075	0.00%	-	103,850	0.00%
Commercial and industrial - lines of credit	16	451,845	0.00%	(36)	381,158	-0.01%
Total commercial and industrial	16	1,235,091	0.00%	570	1,099,653	0.05%

Residential real estate - owner occupied	10	607,401	0.00%	(3)	433,481	0.00%
Residential real estate - non-owner occupied	1	319,137	0.00%	3	280,701	0.00%
Total residential real estate	11	926,538	0.00%	-	714,182	0.00%

Construction and land development	-	443,729	0.00%	-	313,441	0.00%
Home equity lines of credit	(12)	201,304	-0.01%	-	157,794	0.00%
Consumer	(60)	138,263	-0.04%	(63)	116,278	-0.05%
Leases	-	13,296	0.00%	-	13,388	0.00%
Credit cards	(82)	21,125	-0.39%	-	18,362	0.00%
Total	$(108)	$5,236,879	0.00%	$540	$4,377,930	0.01%

While separate from the ACL for loans and recorded in other liabilities on the consolidated balance sheets, the ACL for off balance sheet credit exposures also experienced an increase between December 31, 2022 and March 31, 2023. Provision for credit loss expense for off balance sheet credit exposures of $375,000 was recorded for the three months ended March 31, 2023, driven mainly by changes in the mix of line of credit utilization. ACL for off balance sheet credit exposures stood at $4.9 million as of March 31, 2023 compared to $4.5 million as of December 31, 2022.

Premises and Equipment

Premises and equipment are presented on the consolidated balance sheets net of related depreciation on the respective assets, as well as fair value adjustments associated with purchase accounting. Premises and equipment experienced minimal fluctuation between December 31, 2022 and March 31, 2023. Bancorp’s branch network currently consists of 73 locations throughout Louisville, central, eastern and northern, Kentucky, as well as the Indianapolis, Indiana and Cincinnati, Ohio markets.

Premises held for sale totaling $3 million was recorded on Bancorp’s consolidated balance sheets as of March 31, 2023, which consists of three vacant parcels of land, one branch acquired from CB, one legacy SYB branch and an administrative building acquired from KB.

Goodwill

At March 31, 2023, Bancorp had $194 million in goodwill recorded on its balance sheet. Goodwill of $67 million was initially recorded in relation to the March 7, 2022 acquisition of CB, $8.5 million of which was subsequently written off as a result of Bancorp selling its partial interest in LFA. Effective December 31, 2022, management finalized the fair values of the acquired assets and assumed liabilities associated with the CB acquisition in advance of the 12-month post-acquisition date, as allowed by GAAP.

Events that may trigger goodwill impairment include deterioration in economic conditions, a decline in market-dependent multiples or metrics (i.e. stock price declining below tangible book value), negative trends in overall financial performance and regulatory actions. At September 30, 2022, Bancorp elected to perform a qualitative assessment to determine if it was more-likely-than-not that the fair value of the reporting units exceeded their carrying value, including goodwill. The qualitative assessment indicated that it was not more-likely-than-not that the carrying value of the reporting units exceeded their fair value.

Core Deposit and Customer List Intangibles

CDIs and CLIs arising from business acquisitions are initially measured at fair value and are then amortized on an accelerated method based on their useful lives. As of March 31, 2023 and December 31, 2022, Bancorp’s CDI assets totaled $14.2 million and $15.0 million, respectively. A CDI asset of $13 million was recorded during the first quarter of 2022 as a result of the CB acquisition.

As of March 31, 2023 and December 31, 2022, Bancorp’s CLI assets were $9.6 million and $10.0 million, respectively, and are attributed entirely to the WM&T segment acquired from CB. CLI assets totaling $14 million were recorded in association with the CB acquisition during the first quarter of 2022. However, as a result of Bancorp’s disposition of its partial interest in LFA effective December 31, 2022, the $2 million CLI associated with that business was written off and was included in the loss recorded in relation to the disposition in 2022.

Other Assets and Other Liabilities

Other assets decreased $10 million, or 7%, to $125 million between December 31, 2022 March 31, 2023. Other liabilities decreased $31 million, or 25%, to $94 million over the same period.

The decrease in other assets stems mainly from changes in the interest rate environment and the corresponding impact on Bancorp’s DTAs and swap assets, which declined $7 million and $2 million, respectively, between December 31, 2022 and March 31, 2023. As of March 31, 2023, Bancorp did not incur any impairment with respect to its intangible assets or other long-lived assets.

The decrease in other liabilities was attributed largely to the reduction of various accrued liabilities, such as employee incentive compensation and benefits.

Deposits

Total deposits decreased $34 million, or 1%, from December 31, 2022 to March 31, 2023, as a $105 million decline in non-interest bearing deposits was partially offset by a $71 million increase in interest-bearing deposits, most notably time deposits, as customers have shifted into higher-yielding alternatives amidst rising rates and economic uncertainty. While Bancorp has not been immune to the resulting industry-wide deposit run-off experienced over the past several quarters, fallout within the customer base has not been experienced, as deposit rate increases and time deposit promotions have provided attractive alternatives for customers in addition to Bancorp’s ability to offer alternative investment options through the WM&T and retail brokerage business lines. Further, the decrease in deposits experienced during the first quarter of 2023 was attributed in large part to typical seasonal public funds runoff. However, deposit pricing pressure/competition has been intense as a result of rising rates and Bancorp expects it will continue to place pressure on NIM throughout 2023.

As a result of this activity, the rates paid by Bancorp on deposits has increased and the deposit base itself has shifted to a more interest-bearing mix over the past several quarters. The cost of interest-bearing deposits rose to 1.22% for the three months ended March 31, 2023 compared to 0.11% for the same period of the prior year, with the cost of total deposits (including non-interest deposits) rising to 0.86% from 0.08% for the same periods. Total average deposit balances experienced an $881 million increase for the three months ended March 31, 2023 compared to the same period of 2022, as deposits totaling $1.12 billion were assumed as a result of the CB acquisition during the first quarter of the prior year.

Securities Sold Under Agreements to Repurchase

SSUARs decreased $29 million, or 22%, between December 31, 2022 and March 31, 2023, driven largely in tandem with the seasonal decrease in deposit balances previously noted. SSUAR totaling $66 million were assumed in relation to the CB acquisition during the first quarter of 2022.

SSUAR represent a funding source of Bancorp and are primarily used by commercial customers in conjunction with collateralized corporate cash management accounts. Such repurchase agreements are considered financing agreements and mature within one business day from the transaction date. At March 31, 2023 and December 31, 2022, all of these financing arrangements had overnight maturities and were secured by government sponsored enterprise obligations and government agency mortgage-backed securities that were owned and controlled by Bancorp.

SSUARs are collateralized by securities and are treated as financings; accordingly, the securities involved with the agreements are recorded as assets and are held by a safekeeping agent and the obligations to repurchase the securities are reflected as liabilities. All securities underlying the agreements are under the Bancorp’s control.

Federal Funds Purchased

FFP and other short-term borrowing balances increased $6 million, or 68%, between December 31, 2022 and March 31, 2023. At March 31, 2023, FFP related mainly to excess liquidity held by downstream correspondent bank customers of Bancorp.

Subordinated Debentures

As a result of the CB acquisition, Bancorp became the 100% successor owner of the following unconsolidated trust subsidiaries: Commonwealth Statutory Trust III, Commonwealth Statutory Trust IV and Commonwealth Statutory Trust V. The sole assets of the trust subsidiaries represent the proceeds of offerings loaned in exchange for subordinated debentures with similar terms to the TPS. The TPS are treated as part of Tier 1 Capital. The subordinated note and related interest expense are included in Bancorp’s consolidated financial statements. The subordinated notes are currently redeemable at Bancorp’s option on a quarterly basis. As of March 31, 2023, subordinated notes added through the CB acquisition totaled $26 million.

FHLB Advances

FHLB advances outstanding at March 31, 2023 totaled $275 million. These borrowings consisted of a $175 million cash management advance with an overnight maturity utilized for short-term liquidity purposes and a $100 million three-month rolling advance related to a five-year interest rate swap (cash flow hedge) that was entered into during the quarter in an effort to secure longer-term funding at a more attractive rate. For more information related to the interest rate swap noted above, see the footnote titled, “Derivative Financial Instruments.”

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

Bancorp’s most liquid assets are comprised of cash and due from banks, FFS and AFS debt securities. FFS and interest bearing deposits totaled $229 million and $85 million at March 31, 2023 and December 31, 2022, respectively. The increase experienced for the first three months of 2023 is attributed to mainly to the increased in FHLB borrowings. FFS normally have overnight maturities while interest-bearing deposits in banks are accessible on demand. These investments are used for general daily liquidity purposes.

The fair value of the AFS debt security portfolio was $1.13 billion and $1.14 billion at March 31, 2023 and December 31, 2022, respectively. The decrease in AFS debt security portfolio for the first three months of 2023 is attributed to scheduled maturities and normal pay down activity within the portfolio, which was partially offset by market value appreciation during the period. The investment portfolio (HTM and AFS) includes total cash flows on amortizing debt securities of approximately $294 million (based on assumed prepayment speeds as of March 31, 2023) expected over the next 12 months, including $100 million of contractual maturities. Combined with FFS and interest bearing deposits from banks, AFS debt securities offer substantial resources to meet either loan growth or reductions in Bancorp’s deposit funding base. Bancorp pledges portions of its investment securities portfolio to secure public funds, cash balances of certain WM&T accounts and SSUAR. At March 31, 2023, total investment securities pledged for these purposes comprised 48% of the debt securities portfolio, leaving approximately $838 million of unpledged debt securities.

Bancorp’s deposit base consists mainly of core deposits, defined as time deposits less than or equal to $250,000, demand, savings, and money market deposit accounts, and excludes public funds and brokered deposits. At March 31, 2023, such deposits totaled $5.59 billion and represented 88% of Bancorp’s total deposits, as compared with $5.60 billion, or 88% of total deposits at December 31, 2022. Because these core deposits are less volatile and are often tied to other products of Bancorp through long lasting relationships, they do not place undue pressure on liquidity. However, given the intense, industry-wide deposit pricing pressure that is currently being experienced, deposits may generally be more sensitive to market rates, with potential decreases possibly straining Bancorp’s liquidity position.

As of March 31, 2023 and December 31, 2022, Bancorp held brokered deposits totaling $2.3 million and $599,000, respectively, the majority of which is attributed to deposits added through acquisition-related activity in 2022 and 2021.

Included in total deposit balances at March 31, 2023 are $622 million in public funds generally comprised of accounts with local government agencies and public school districts in the markets in which Bancorp operates. At December 31, 2022, public funds deposits totaled $692 million, the decrease experienced during the first three months of 2023 is attributed to typical seasonal deposit run-off.

Bancorp is a member of the FHLB of Cincinnati. As a member of the FHLB, Bancorp has access to credit products of the FHLB. Bancorp views these borrowings as a potential low cost alternative to brokered deposits. At March 31, 2023 and December 31, 2022, available credit from the FHLB totaled $1.15 billion and $1.36 billion, respectively. Bancorp also had unsecured FFP lines with correspondent banks totaling $80 million at both March 31, 2023 and December 31, 2022, respectively.

During the normal course of business, Bancorp enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through Bancorp’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of Bancorp’s liquidity.

Bancorp’s principal source of cash is dividends paid to it as the sole shareholder of the Bank. As discussed in the Footnote titled “Commitments and Contingent Liabilities,” as of January 1st of any year, the Bank may pay dividends in an amount equal to the Bank’s net income of the prior two years less any dividends paid for the same two years. At March 31, 2023, the Bank could pay an amount equal to $93 million in dividends to Bancorp without regulatory approval subject to ongoing capital requirements of the Bank.

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

Bancorp provides customers with off-balance sheet credit support through loan commitments and standby letters of credit. Unused loan commitments increased $11 million, or 1%, as of March 31, 2023 compared to December 31, 2022. Total average line of credit utilization declined to 41.1% as of March 31, 2023 compared to 42.3% at December 31, 2022, however, both represent significant improvement from the pandemic-era low of 36.5% experienced at March 31, 2021. C&I line of credit utilization was 30.5% at March 31, 2023 compared to 33.1% at December 31, 2022 and 31.6% at March 31, 2022.

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

The ACL for off balance sheet credit exposures, which is separate from the ACL for loans and recorded in other liabilities on the consolidated balance sheets, was $4.9 million and $4.5 million as of March 31, 2023 and December 31, 2022, respectively. Provision expense of $375,000 was recorded for the three month period ended March 31, 2023, driven mainly by changes in the mix of line of credit utilization.

Standby letters of credit are conditional commitments issued by Bancorp to guarantee the performance of a customer to a third party beneficiary. Those guarantees are primarily issued to support commercial transactions. Standby letters of credit generally have maturities of one to two years.

In addition to owned banking facilities, Bancorp has entered into long-term leasing arrangements for certain facilities. Bancorp also has required future payments for a non-qualified defined benefit retirement plan, TPS and the maturity of time deposits.

See the footnote titled “Commitments and Contingent Liabilities” for additional detail.

Capital

At March 31, 2023, stockholders’ equity totaled $794 million, representing an increase of $34 million, or 5%, compared to December 31, 2022. The increase for the three months ended March 31, 2023 was attributed mainly to net income of $29.1 million and a $15 million positive change in AOCI, offset only partially by $9 million of dividends declared and net stock compensation-related activity of $1 million during the first three months of 2023. AOCI consists of net unrealized gains or losses on AFS debt securities and a minimum pension liability, each net of income taxes. The changes in AOCI from December 31, 2022 to March 31, 2023 were the result of changes in the interest rate environment and its corresponding impact on the valuation of the AFS debt securities portfolio. See the “Consolidated Statement of Changes in Stockholders’ Equity” for further detail of changes in equity.

Bancorp’s TCE ratio and tangible book value per share, both non-GAAP disclosures, experienced improvement between December 31, 2022 and March 31, 2023, which stemmed largely from recording net income of $29.1 million and a $15 million positive change in AOCI for the three months ended March 31, 2023. TCE was 7.74% at March 31, 2023 compared to 7.44% at December 31, 2021, while tangible book value per share was $19.66 at March 31, 2023 compared to $18.50 at December 31, 2022. See the section titled “Non-GAAP Financial Measures” for reconcilement of non-GAAP to GAAP measures.

In May 2021, Bancorp’s Board of Directors extended its share repurchase program authorizing the repurchase of up to 1 million shares, or approximately 4% of Bancorp’s total common shares outstanding at the time. The plan, which will expire in May 2023 unless otherwise extended or completed at an earlier date, does not obligate Bancorp to repurchase any specific dollar amount or number of shares prior to the plan’s expiration. Based on economic developments over the past year and the increased importance of capital preservation, no shares were repurchased in 2022, nor the first three months of 2023. Approximately 741,000 shares remain eligible for repurchase under the current repurchase plan.

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

Capital ratios as of March 31, 2023 increased compared December 31, 2022, largely as a result of modest risk-weighted asset growth and strong first quarter operating results. Bancorp continues to exceed the regulatory requirements for all calculations. Bancorp and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB and the FDIC, in addition to the capital conservation buffer.

Banking regulators have categorized the Bank as well-capitalized. To meet the definition of well-capitalized for prompt corrective action requirements, a bank must have a minimum 6.5% Common Equity Tier 1 Risk-Based Capital ratio, 8.0% Tier 1 Risk-Based Capital ratio, 10.0% Total Risk-Based Capital ratio and 5.0% Tier 1 Leverage ratio.

Additionally, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, Bancorp and the Bank must hold a 2.5% capital conservation buffer composed of Common Equity Tier 1 Risk-Based Capital above the minimum risk-based capital requirements for the Common Equity Tier 1 Risk-Based Capital ratio, Tier 1 Risk-Based Capital ratio and Total Risk-Based Capital ratio necessary to be considered adequately-capitalized. At March 31, 2023, the adequately-capitalized minimums, including the capital conservation buffer, were a 7.0% Common Equity Tier 1 Risk-Based Capital ratio, 8.5% Tier 1 Risk-Based Capital ratio and 10.5% Total Risk-Based Capital ratio.

As a result of the CB acquisition, Bancorp became the 100% successor owner of the following unconsolidated trust subsidiaries: Commonwealth Statutory Trust III, Commonwealth Statutory Trust IV and Commonwealth Statutory Trust V. The sole assets of the trust subsidiaries represent the proceeds of offerings loaned in exchange for subordinated debentures with similar terms to the TPS. The TPS are treated as part of Tier 1 Capital. The subordinated note and related interest expense are included in Bancorp’s consolidated financial statements. The subordinated notes are currently redeemable at Bancorp’s option on a quarterly basis. As of March 31, 2023, subordinated notes added through the CB acquisition totaled $26 million.

As permitted by the interim final rule issued on March 27, 2020 by the federal banking regulatory agencies, Bancorp elected the option to delay the estimated impact on regulatory capital related to the adoption of ASC 326 “Financial Instruments – Credit Losses,” or CECL, which was effective January 1, 2020. The initial impact of adoption of ASC 326, as well as 25% of the quarterly increases in the ACL subsequent to adoption of ASC 326 (collectively the “transition adjustments”) were delayed for two years. After two years, the cumulative amount of the transition adjustments became fixed and will be phased out of the regulatory capital calculations evenly over a three-year period, with 75% recognized in year three, 50% recognized in year four and 25% recognized in year five. After five years, the temporary regulatory capital benefits will be fully reversed. 2023 represents year four of the transition period for Bancorp. Had Bancorp not elected to defer the regulatory capital impact of CECL, the post ASC 326 adoption capital ratios of Bancorp and the Bank would still have exceeded the well-capitalized level.

Non-GAAP Financial Measures

The following table provides a reconciliation of total stockholders’ equity in accordance with GAAP to tangible stockholders’ equity (TCE), a non-GAAP disclosure. Bancorp provides the TCE per share, a non-GAAP measure, in addition to those defined by banking regulators, based on its widespread use by investors as a means to evaluate capital adequacy:

(dollars in thousands, except per share data)	March 31, 2023	December 31, 2022

Total stockholders' equity - GAAP (a)	$794,368	$760,432
Less: Goodwill	(194,074)	(194,074)
Less: Core deposit and other intangibles	(23,810)	(24,990)
Tangible common equity - Non-GAAP (c)	$576,484	$541,368

Total assets - GAAP (b)	$7,667,648	$7,496,261
Less: Goodwill	(194,074)	(194,074)
Less: Core deposit and other intangibles	(23,810)	(24,990)
Tangible assets - Non-GAAP (d)	$7,449,764	$7,277,197

Total stockholders' equity to total assets - GAAP (a/b)	10.36%	10.14%
Tangible common equity to tangible assets - Non-GAAP (c/d)	7.74%	7.44%

Total shares outstanding (e)	29,324	29,259

Book value per share - GAAP (a/e)	$27.09	$25.99
Tangible common equity per share - Non-GAAP (c/e)	19.66	18.50

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

(dollars in thousands)	March 31, 2023	December 31, 2022

Total loans - GAAP (a)	$5,243,104	$5,205,918
Less: PPP loans	(9,557)	(18,593)
Total non-PPP loans - Non-GAAP (b)	$5,233,547	$5,187,325

ACL for loans (c)	$75,673	$73,531
Non-performing loans (d)	18,283	15,134
Delinquent loans (e)	11,666	16,863

ACL for loans to total loans - GAAP (c/a)	1.44%	1.41%
ACL for loans to total loans - Non-GAAP (c/b)	1.45%	1.42%

Non-performing loans to total loans - GAAP (d/a)	0.35%	0.29%
Non-performing loans to total loans - Non-GAAP (d/b)	0.35%	0.29%

Delinquent loans to total loans - GAAP (e/a)	0.22%	0.32%
Delinquent loans to total loans - Non-GAAP (e/b)	0.22%	0.33%

The efficiency ratio, a non-GAAP measure, equals total non-interest expenses divided by the sum of net interest income FTE and non-interest income. In addition to the efficiency ratio presented, Bancorp considers an adjusted efficiency ratio. Bancorp believes it is important because it provides a comparable ratio after eliminating net gains (losses) on sales, calls, and impairment of investment securities, as well as net gains (losses) on sales of premises and equipment and disposition of any acquired assets, if applicable, and the fluctuation in non-interest expenses related to amortization of investments in tax credit partnerships and non-recurring merger expenses.

	Three months ended March 31,
(dollars in thousands)	2023	2022

Total non-interest expenses (a)	$45,314	$56,297
Less: Non-recurring merger expenses	—	(19,500)
Less: Amortization of investments in tax credit partnerships	(323)	(88)
Total non-interest expenses - Non-GAAP (c)	$44,991	$36,709

Total net interest income, FTE	$63,245	$48,944
Total non-interest income	22,047	19,203
Total revenue - Non-GAAP (b)	85,292	68,147
Less: Gain/loss on sale of premises and equipment	2	—
Less: Gain/loss on sale of securities	—	—
Total adjusted revenue - Non-GAAP (d)	$85,294	$68,147

Efficiency ratio - Non-GAAP (a/b)	53.13%	82.61%
Adjusted efficiency ratio - Non-GAAP (c/d)	52.75%	53.87%

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

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds.

The following table shows information relating to the repurchase of shares of common stock by Bancorp during the three months ended March 31, 2023.

	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Average price paid per share	Maximum number of shares that may yet be purchased under the plans or programs

January 1 - January 31	818	$49.81	—	$—
February 1 - February 28	10,592	61.22	—	—
March 1 - March 31	28,635	53.32	—	—

Total	40,045	$55.34	—	$—	741,196

(1)	Shares repurchased during the three-month period ended March 31, 2023 represent shares withheld to pay taxes due on the exercise of equity grants.

Effective May 22, 2019, Bancorp’s Board of Directors approved a share repurchase program authorizing the repurchase of 1 million shares, or approximately 4% of Bancorp’s total common shares outstanding at the time. Stock repurchases are expected to be made from time to time on the open market or in privately negotiated transactions, subject to applicable securities laws. The plan, which was extended in May 2021 and will expire in May 2023 unless otherwise extended or completed at an earlier date, does not obligate the Company to repurchase any specific dollar amount or number of shares prior to the plan’s expiration. No shares were repurchased in 2022, nor through the first three months of 2023. Approximately 741,000 shares remain eligible for repurchase.

There were no equity securities of the registrant sold without registration during the quarter covered by this report.

Item 6.         Exhibits.

The following exhibits are filed or furnished as a part of this report:

Exhibit Number	Description of exhibit

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 902 of the Sarbanes-Oxley Act

101	The following materials from Stock Yards Bancorp Inc.’s Form 10-Q Report for the quarterly period ended March 31, 2023 formatted in inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from Stock Yards Bancorp Inc.’s Form 10-Q Report for the quarterly period ended March 31, 2023 formatted in inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STOCK YARDS BANCORP, INC. (Registrant)
Date: May 5, 2023	By: /s/ James A. Hillebrand James A. Hillebrand Chairman and CEO (Principal Executive Officer)
Date: May 5, 2023	/s/ T. Clay Stinnett T. Clay Stinnett EVP, Treasurer and CFO (Principal Financial Officer)