Form 10-Q
period 2023-06-30
Stock Yards Bancorp, Inc.
filed 2023-08-04
CIK 835324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

or

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

The number of shares outstanding of the registrant’s Common Stock, no par value, as of July 31, 2023, was 29,322,661.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2023 (unaudited) and December 31, 2022 (in thousands, except share data)

	June 30,	December 31,
	2023	2022
Assets
Cash and due from banks	$111,126	$82,515
Federal funds sold and interest bearing due from banks	103,204	84,852
Total cash and cash equivalents	214,330	167,367

Mortgage loans held for sale, at fair value	7,069	2,606
Available for sale debt securities (amortized cost of $1,238,249 in 2023 and $1,297,977 in 2022, respectively)	1,092,724	1,144,617
Held to maturity debt securities (fair value of $410,249 in 2023 and $431,833 in 2022, respectively)	450,029	473,217
Federal Home Loan Bank stock, at cost	27,366	10,928
Loans	5,418,609	5,205,918
Allowance for credit losses on loans	(77,710)	(73,531)
Net loans	5,340,899	5,132,387

Premises and equipment, net	98,777	101,612
Premises held for sale	3,233	2,644
Bank owned life insurance	85,782	84,674
Accrued interest receivable	22,547	22,157
Goodwill	194,074	194,074
Core deposit intangibles	13,442	14,958
Customer list intangibles	9,196	10,032
Other assets	173,084	134,988
Total assets	$7,732,552	$7,496,261

Liabilities
Deposits:
Non-interest bearing	$1,766,132	$1,950,198
Interest bearing	4,442,248	4,441,054
Total deposits	6,208,380	6,391,252

Securities sold under agreements to repurchase	138,347	133,342
Federal funds purchased	11,646	8,789
Subordinated debentures	26,541	26,343
Federal Home Loan Bank advances	400,000	50,000
Accrued interest payable	1,064	660
Other liabilities	138,492	125,443
Total liabilities	6,924,470	6,735,829

Commitments and contingent liabilities (Footnote 12)

Stockholders’ equity
Preferred stock, no par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value. Authorized 40,000,000 shares; issued and outstanding 29,324,000 and 29,259,000 shares in 2023 and 2022, respectively	58,580	58,367
Additional paid-in capital	383,387	377,703
Retained earnings	473,531	439,898
Accumulated other comprehensive loss	(107,416)	(115,536)
Total stockholders’ equity	808,082	760,432
Total liabilities and equity	$7,732,552	$7,496,261

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

For the three and six months ended June 30, 2023 and 2022 (in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Interest income:
Loans, including fees	$72,308	$50,612	$141,095	$95,355
Federal funds sold and interest bearing due from banks	1,664	1,113	3,245	1,395
Mortgage loans held for sale	77	50	118	74
Federal Home Loan Bank stock	275	102	440	156
Investment securities:
Taxable	8,299	6,805	16,745	11,485
Tax-exempt	440	426	887	627
Total interest income	83,063	59,108	162,530	109,092
Interest expense:
Deposits	17,081	1,770	30,580	2,941
Securities sold under agreements to repurchase	376	57	832	74
Federal funds purchased and other short-term borrowings	170	19	347	22
Federal Home Loan Bank advances	3,962	—	5,696	—
Subordinated debentures	545	278	1,074	311
Total interest expense	22,134	2,124	38,529	3,348
Net interest income	60,929	56,984	124,001	105,744
Provision for credit losses	2,350	(200)	4,975	2,079
Net interest income after provision expense	58,579	57,184	119,026	103,665
Non-interest income:
Wealth management and trust services	10,146	9,495	19,673	17,738
Deposit service charges	2,201	2,061	4,350	3,924
Debit and credit card income	4,712	4,748	9,194	8,867
Treasury management fees	2,549	2,187	4,867	4,091
Mortgage banking income	1,030	1,295	2,068	2,298
Net investment product sales commissions and fees	800	731	1,554	1,338
Bank owned life insurance	559	270	1,108	536
Loss on sale of premises and equipment	(225)	(2)	(227)	(28)
Other	1,088	1,155	2,320	2,379
Total non-interest income	22,860	21,940	44,907	41,143
Non-interest expenses:
Compensation	22,107	22,204	44,003	40,173
Employee benefits	5,061	4,429	10,114	8,968
Net occupancy and equipment	3,514	3,663	7,413	6,688
Technology and communication	4,219	3,984	8,470	7,403
Debit and credit card processing	1,706	1,665	3,125	3,002
Marketing and business development	1,784	1,445	2,879	2,217
Postage, printing and supplies	889	825	1,763	1,558
Legal and professional	819	1,027	1,616	1,677
FDIC insurance	779	536	1,914	1,181
Amortization of investments in tax credit partnerships	324	89	647	177
Capital and deposit based taxes	607	582	1,246	1,100
Merger expenses	—	—	—	19,500
Intangible amortization	1,172	1,611	2,352	2,324
Other	2,819	2,615	5,572	5,004
Total non-interest expenses	45,800	44,675	91,114	100,972
Income before income tax expense	35,639	34,449	72,819	43,836
Income tax expense	7,975	7,547	16,107	8,992
Net income	27,664	26,902	56,712	34,844
Less income attributed to non-controlling interest	—	108	—	144
Net income available to stockholders	$27,664	$26,794	$56,712	$34,700
Net income per common share - basic	$0.95	$0.92	$1.94	$1.23
Net income per common share - diluted	$0.94	$0.91	$1.93	$1.22
Weighted average outstanding shares
Basic	29,223	29,131	29,200	28,186
Diluted	29,340	29,346	29,353	28,421

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

For the three and six months ended June 30, 2023 and 2022 (in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$27,664	$26,902	$56,712	$34,844
Other comprehensive income (loss):
Change in unrealized gain (loss) on AFS debt securities	(11,023)	(39,151)	7,837	(104,530)
Change in fair value of derivatives used in cash flow hedge	2,417	—	2,911	—
Total other comprehensive income (loss), before income tax effect	(8,606)	(39,151)	10,748	(104,530)
Tax effect	(2,133)	(9,413)	2,628	(25,133)
Total other comprehensive income (loss), net of tax	(6,473)	(29,738)	8,120	(79,397)
Comprehensive income (loss)	21,191	(2,836)	64,832	(44,553)
Less comprehensive income attributed to non-controlling interest	—	108	—	144
Comprehensive income (loss) available to stockholders	$21,191	$(2,944)	$64,832	$(44,697)

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

For the three and six months ended June 30, 2023 and 2022 (in thousands, except per share data)

					Accumulated
	Common stock		Additional		other	Total
	Shares		paid-in	Retained	comprehensive	stockholders'
	outstanding	Amount	capital	earnings	income (loss)	equity

Balance, January 1, 2023	29,259	$58,367	$377,703	$439,898	$(115,536)	$760,432

Activity for three months ended March 31, 2023:
Net income	—	—	—	29,048	—	29,048
Other comprehensive income	—	—	—	—	14,593	14,593
Stock compensation expense	—	—	1,152	—	—	1,152
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations	66	217	3,557	(6,143)	—	(2,369)
Cash dividends declared, $0.29 per share	—	—	—	(8,489)	—	(8,489)
Shares cancelled	(1)	(2)	(21)	24	—	1
Balance, March 31, 2023	29,324	$58,582	$382,391	$454,338	$(100,943)	$794,368

Activity for three months ended June 30, 2023:
Net income	—	—	—	27,664	—	27,664
Other comprehensive loss	—	—	—	—	(6,473)	(6,473)
Stock compensation expense	—	—	1,035	—	—	1,035
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations	—	2	26	(39)	—	(11)
Cash dividends declared, $0.29 per share	—	—	—	(8,501)	—	(8,501)
Shares cancelled	—	(4)	(65)	69	—	—
Balance, June 30, 2023	29,324	$58,580	$383,387	$473,531	$(107,416)	$808,082

(continued)

					Accumulated
	Common stock		Additional		other	Total
	Shares		paid-in	Retained	comprehensive	stockholders'	Non-controlling	Total
	outstanding	Amount	capital	earnings	loss	equity	interest	equity

Balance, January 1, 2022	26,596	$49,501	$243,107	$391,201	$(7,940)	$675,869	$-	$675,869

Activity for three months ended March 31, 2022:
Net income	—	—	—	7,906	—	7,906	36	7,942
Other comprehensive loss	—	—	—	—	(49,659)	(49,659)	—	(49,659)
Stock compensation expense	—	—	991	—	—	991	—	991
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations	65	216	3,451	(6,011)	—	(2,344)	—	(2,344)
Stock issued for Commonwealth acquisition	2,564	8,539	125,286	—	—	133,825	—	133,825
Non-controlling interest of acquired entity	—	—	—	—	—	—	3,094	3,094
Cash dividends declared, $0.28 per share	—	—	—	(8,172)	—	(8,172)	—	(8,172)
Shares cancelled	(5)	(18)	(280)	25	—	(273)	—	(273)
Distributions to non-controlling interest	—	—	—	—	—	—	(53)	(53)
Balance, March 31, 2022	29,220	$58,238	$372,555	$384,949	$(57,599)	$758,143	$3,077	$761,220

Activity for three months ended June 30, 2022:
Net income	—	—	—	26,794	—	26,794	108	26,902
Other comprehensive loss	—	—	—	—	(29,738)	(29,738)	—	(29,738)
Stock compensation expense	—	—	1,057	—	—	1,057	—	1,057
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations	26	85	1,365	(2,394)	—	(944)	—	(944)
Cash dividends declared, $0.28 per share	—	—	—	(8,183)	—	(8,183)	—	(8,183)
Shares cancelled	(3)	(8)	(99)	109	—	2	—	2
Distributions to non-controlling interest	—	—	—	—	—	—	(155)	(155)
Balance, June 30, 2022	29,243	$58,315	$374,878	$401,275	$(87,337)	$747,131	$3,030	$750,161

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

For the six months ended June 30, 2023 and 2022 (in thousands)

	2023	2022
Cash flows from operating activities:
Net income	$56,712	$34,844
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	4,975	2,079
Depreciation, amortization and accretion, net	10,718	10,031
Deferred income tax expense	463	4,771
Gain on sale of mortgage loans held for sale	(745)	(504)
Origination of mortgage loans held for sale	(55,391)	(79,643)
Proceeds from sale of mortgage loans held for sale	51,673	82,275
Bank owned life insurance income	(1,108)	(536)
Loss on the disposal of premises and equipment	227	28
Stock compensation expense	2,187	2,048
Excess tax benefit from share-based compensation arrangements	(530)	(1,112)
Net change in accrued interest receivable and other assets	(40,833)	(4,747)
Net change in accrued interest payable and other liabilities	15,535	(27,776)
Net cash provided by operating activities	43,883	21,758
Cash flows from investing activities:
Purchases of available for sale debt securities	(170)	(85,659)
Proceeds from sales of acquired available for sale debt securities	—	2,111
Proceeds from maturities and paydowns of available for sale debt securities	58,501	78,409
Purchases of held to maturity debt securities	—	(459,183)
Proceeds from maturities and paydowns of held to maturity debt securities	23,303	159,119
Purchases of Federal Home Loan Bank stock	(16,438)	—
Net change in non-PPP loans	(225,628)	(180,130)
Net change in PPP loans	11,505	103,967
Purchases of premises and equipment	(3,472)	(13,563)
Proceeds from sale or disposal of premises and equipment	411	—
Other investment activities	(506)	—
Proceeds from sales of other real estate owned	—	56
Cash from acquisition, net of cash paid	—	349,456
Net cash used in investing activities	(152,494)	(45,417)
Cash flows from financing activities:
Net change in deposits	(182,872)	(358,526)
Net change in securities sold under agreements to repurchase and federal funds purchased	7,862	18,223
Proceeds from Federal Home Loan Bank advances	1,400,000	—
Repayments of Federal Home Loan Bank advances	(1,050,000)	—
Repayment of acquired line of credit	—	(3,200)
Share repurchases related to compensation plans	(2,380)	(3,559)
Cash disbursements to non-controlling interest	—	(208)
Cash dividends paid	(17,036)	(16,394)
Net cash (used in) provided by financing activities	155,574	(363,664)
Net change in cash and cash equivalents	46,963	(387,323)
Beginning cash and cash equivalents	167,367	961,192
Ending cash and cash equivalents	$214,330	$573,869

(continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (continued)
For the six months ended June 30,

Supplemental cash flow information:	2023	2022
Interest paid	$38,125	$2,147
Income taxes paid, net of refunds	17,010	7,989
Cash paid for operating lease liabilities	2,126	1,800

Supplemental non-cash activity:
Unfunded commitments in tax credit investments	$49,012	$6,907
Dividends payable to stockholders	183	182
Loans transferred to OREO	—	445
Premises and equipment transferred to premises held for sale	715	—

Liabilities assumed in conjunction with acquisitions:
Fair value of assets acquired	$-	$1,403,509
Cash paid in acquisition	—	30,994
Common stock issued in acquisition	—	133,825
Non-controlling interest of acquired entity	—	3,094
Total consideration paid	—	167,913
Liabilities assumed	$-	$1,235,596

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(1)	Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements include the accounts of Stock Yards Bancorp, Inc. and its wholly-owned subsidiaries. The condensed consolidated financial statements in this report have not been audited by the Company’s independent registered public accounting firm, but in the opinion of management, all adjustments necessary to present fairly the financial position and the result of operations for the interim periods have been made. All such adjustments are of a normal, recurring nature and all intercompany accounts and transactions have been eliminated.

To prepare the condensed consolidated financial statements, management must make estimates and assumptions that may require difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates are susceptible to material changes as a result of changes in facts and circumstances. Actual results could differ significantly from those estimates, and the results of operations for the three and six month period ended June 30, 2023 do not necessarily indicate the results that Bancorp will achieve for the year ended December 31, 2023, or any other interim period.

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

In March 2022, the FASB issued ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 eliminates the accounting guidance for TDRs in ASC 310-40, “Receivables – Troubled Debt Restructurings by Creditors” for entities that have adopted the CECL model introduced by ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2022-02 also requires that public business entities disclose current-period gross charge offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, “Financial Instruments – Credit Losses – Measured at Amortized Cost.” This guidance is effective for fiscal years beginning after December 15, 2022 and Bancorp’s adoption of this guidance did not have a material impact on the condensed consolidated financial statements.

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

(2)	Investment Securities

Debt securities purchased in which Bancorp has the intent and ability to hold to their maturity are classified as HTM securities. All other investment securities are classified as AFS securities.

AFS Debt Securities

The following table summarizes the amortized cost, unrealized gains and losses, and fair value of Bancorp’s AFS debt securities portfolio:

(in thousands)	Amortized	Unrealized
June 30, 2023	cost	Gains	Losses	Fair value

U.S. Treasury and other U.S. Government obligations	$122,927	$-	$(6,710)	$116,217
Government sponsored enterprise obligations	139,479	199	(6,103)	133,575
Mortgage backed securities - government agencies	829,867	22	(117,177)	712,712
Obligations of states and political subdivisions	142,086	1	(15,307)	126,780
Other	3,890	-	(450)	3,440

Total available for sale debt securities	$1,238,249	$222	$(145,747)	$1,092,724

December 31, 2022

U.S. Treasury and other U.S. Government obligations	$122,966	$-	$(7,927)	$115,039
Government sponsored enterprise obligations	149,773	290	(6,437)	143,626
Mortgage backed securities - government agencies	874,265	58	(121,585)	752,738
Obligations of states and political subdivisions	145,016	1	(17,418)	127,599
Other	5,957	-	(342)	5,615

Total available for sale debt securities	$1,297,977	$349	$(153,709)	$1,144,617

HTM Debt Securities

The following table summarizes the amortized cost, unrecognized gains and losses, and fair value of Bancorp’s HTM debt securities portfolio:

(in thousands)	Carrying	Unrecognized
June 30, 2023	value	Gains	Losses	Fair value

U.S. Treasury and other U.S. Government obligations	$204,017	$-	$(8,678)	$195,339
Government sponsored enterprise obligations	27,127	-	(2,955)	24,172
Mortgage backed securities - government agencies	218,885	-	(28,147)	190,738

Total held to maturity debt securities	$450,029	$-	$(39,780)	$410,249

December 31, 2022

U.S. Treasury and other U.S. Government obligations	$217,794	$-	$(9,166)	$208,628
Government sponsored enterprise obligations	27,507	-	(2,559)	24,948
Mortgage backed securities - government agencies	227,916	-	(29,659)	198,257

Total held to maturity debt securities	$473,217	$-	$(41,384)	$431,833

All investment securities classified as HTM by Bancorp as of June 30, 2023 are obligations of the U.S. Government and/or are issued by U.S. Government-sponsored agencies and have an implicit or explicit government guarantee. Therefore, no ACL has been recorded for Bancorp’s HTM securities as of June 30, 2023. Further, as of June 30, 2023, none of Bancorp’s HTM securities were in non-accrual or past due status.

Debt Securities by Contractual Maturity

A summary of AFS and HTM debt securities by contractual maturity as of June 30, 2023 follows:

	AFS Debt Securities		HTM Debt Securities
(in thousands)	Amortized cost	Fair value	Carrying value	Fair value

Due within one year	$37,631	$37,337	$51,134	$49,821
Due after one year but within five years	155,874	147,197	153,477	146,073
Due after five years but within 10 years	69,673	61,354	25,955	23,049
Due after 10 years	145,204	134,124	578	568
Mortgage backed securities - government agencies	829,867	712,712	218,885	190,738
Total	$1,238,249	$1,092,724	$450,029	$410,249

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

At June 30, 2023 and December 31, 2022, there were no holdings of debt securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

Accrued interest on the AFS and HTM securities portfolios totaled $4 million and $2 million at June 30, 2023 and December 31, 2022, respectively. Accrued interest on the AFS and HTM securities portfolios totaled $4 million and $2 million at December 31, 2022, respectively. Accrued interest on the AFS and HTM securities portfolios are included in the condensed consolidated balance sheets.

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

Securities with a carrying value of $825 million and $1.1 billion were pledged at June 30, 2023 and December 31, 2022, respectively, to secure accounts of commercial depositors in cash management accounts, public deposits and uninsured cash balances for WM&T accounts.

Based on an evaluation of available information including security type, counterparty credit quality, past events, current conditions, and reasonable and supportable forecasts that are relevant to collectability, Bancorp has concluded that it expects to receive all contractual cash flows from each security held in its AFS and HTM debt securities portfolio. As such, no allowance or impairment was recorded with respect to investment securities as of June 30, 2023.

Unrealized and Unrecognized Loss Analysis on Debt Securities

Debt securities with unrealized and unrecognized losses at June 30, 2023 and December 31, 2022, aggregated by investment category and length of time securities have been in a continuous unrealized loss position follows:

	AFS Debt Securities
	Less than 12 months		12 months or more		Total
(in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2023	value	losses	value	losses	value	losses

U.S. Treasury and other U.S. Government obligations	$-	$-	$116,217	$(6,710)	$116,217	$(6,710)
Government sponsored enterprise obligations	43,334	(107)	74,092	(5,996)	117,426	(6,103)
Mortgage-backed securities - government agencies	114,246	(5,479)	595,295	(111,698)	709,541	(117,177)
Obligations of states and political subdivisions	16,530	(242)	106,563	(15,065)	123,093	(15,307)
Other	-	-	3,440	(450)	3,440	(450)

Total AFS debt securities	$174,110	$(5,828)	$895,607	$(139,919)	$1,069,717	$(145,747)

December 31, 2022

U.S. Treasury and other U.S.
Government obligations	$3,025	$(57)	$111,966	$(7,870)	$114,991	$(7,927)
Government sponsored enterprise obligations	99,785	(3,553)	22,484	(2,884)	122,269	(6,437)
Mortgage-backed securities - government agencies	180,263	(11,114)	567,988	(110,471)	748,251	(121,585)
Obligations of states and political subdivisions	64,165	(3,763)	56,864	(13,655)	121,029	(17,418)
Other	4,865	(213)	749	(129)	5,614	(342)

Total AFS debt securities	$352,103	$(18,700)	$760,051	$(135,009)	$1,112,154	$(153,709)

	HTM Debt Securities
	Less than 12 months		12 months or more		Total
(in thousands)	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
June 30, 2023	value	losses	value	losses	value	losses

U.S. Treasury and other U.S.
Government obligations	$-	$-	$195,339	$(8,678)	$195,339	$(8,678)
Government sponsored enterprise obligations	1,502	(4)	22,670	(2,951)	24,172	(2,955)
Mortgage-backed securities - government agencies	57	(3)	190,681	(28,144)	190,738	(28,147)

Total HTM debt securities	$1,559	$(7)	$408,690	$(39,773)	$410,249	$(39,780)

December 31, 2022

U.S. Treasury and other U.S.
Government obligations	$208,628	$(9,166)	$-	$-	$208,628	$(9,166)
Government sponsored enterprise obligations	24,948	(2,559)	-	-	24,948	(2,559)
Mortgage-backed securities - government agencies	198,257	(29,659)	-	-	198,257	(29,659)

Total HTM debt securities	$431,833	$(41,384)	$-	$-	$431,833	$(41,384)

Applicable dates for determining when securities are in unrealized and unrecognized loss positions are June 30, 2023 and December 31, 2022. As such, it is possible that a security had a market value lower than its amortized cost on other days during the past 12 months, but is not in the “Less than 12 months” category above.

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

In evaluating debt securities in unrealized and unrecognized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, Bancorp considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition, among other factors. Unrealized and unrecognized losses on Bancorp’s investment securities portfolio have not been recognized as an expense because the securities are of high credit quality, and the decline in fair values is attributable to changes in the prevailing interest rate environment since the purchase date. Fair value is expected to recover as securities reach maturity and/or the interest rate environment returns to conditions similar to when these securities were purchased. These investments consisted of 535 and 547 separate investment positions as of June 30, 2023 and December 31, 2022, respectively. By dollar value, approximately 98% of the debt securities portfolio was in a loss position as of both June 30, 2023 and December 31, 2022. There were no credit related factors underlying unrealized and unrecognized losses on debt securities at June 30, 2023 and December 31, 2022.

(3)	Loans and Allowance for Credit Losses on Loans

Composition of loans by class follows:

(in thousands)	June 30, 2023	December 31, 2022

Commercial real estate - non-owner occupied	$1,477,733	$1,397,346
Commercial real estate - owner occupied	873,980	834,629
Total commercial real estate	2,351,713	2,231,975

Commercial and industrial - term	788,070	765,163
Commercial and industrial - term - PPP	7,088	18,593
Commercial and industrial - lines of credit	438,484	465,813
Total commercial and industrial	1,233,642	1,249,569

Residential real estate - owner occupied	664,870	591,515
Residential real estate - non-owner occupied	338,727	313,248
Total residential real estate	1,003,597	904,763

Construction and land development	451,324	445,690
Home equity lines of credit	202,574	200,725
Consumer	139,602	139,461
Leases	13,967	13,322
Credits cards	22,190	20,413
Total loans (1)	$5,418,609	$5,205,918

(1) Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs.

Accrued interest on loans, which is excluded from the amortized cost of loans, totaled $17 million at both June 30, 2023 and December 31, 2022, and was included in the condensed consolidated balance sheets.

Loans with carrying amounts of $2.96 billion and $2.77 billion were pledged to secure FHLB borrowing capacity at June 30, 2023 and December 31, 2022, respectively.

Loans to directors and their related interests, including loans to companies for which directors are principal owners and executive officers, totaled $74 million and $79 million as of June 30, 2023 and December 31, 2022, respectively.

PCD Loans

In connection with the acquisition of CB on March 7, 2022, Bancorp acquired loans both with and without evidence of credit quality deterioration since origination. Acquired loans are recorded at their fair value at the time of acquisition with no carryover from the acquired institution’s previously recorded allowance for loan and lease losses. Acquired loans are accounted for under ASC 326, Financial Instruments – Credit Losses.

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

At June 30, 2023, the book balance of PCD loans acquired as a result of the CB acquisition totaled $56 million. Interest income recognized on loans classified as PCD totaled $1.1 million and $2.2 million for the three and six month periods ended June 30, 2023, respectively. For the three and six month periods ended June 30, 2022, interest income recognized on loans classified as PCD totaled $2.0 million and $2.9 million, respectively.

ACL for Loans

The table below reflects activity in the ACL related to loans:

(in thousands)	Beginning	Provision for Credit Losses			Ending
Three Months Ended June 30, 2023	Balance	on Loans	Charge-offs	Recoveries	Balance

Commercial real estate - non-owner occupied	$21,669	$87	$-	$17	$21,773
Commercial real estate - owner occupied	11,429	128	-	-	11,557
Total commercial real estate	33,098	215	-	17	33,330

Commercial and industrial - term	13,998	851	(57)	-	14,792
Commercial and industrial - lines of credit	6,025	416	-	62	6,503
Total commercial and industrial	20,023	1,267	(57)	62	21,295

Residential real estate - owner occupied	8,205	662	(43)	11	8,835
Residential real estate - non-owner occupied	4,144	24	-	1	4,169
Total residential real estate	12,349	686	(43)	12	13,004

Construction and land development	6,735	17	-	-	6,752
Home equity lines of credit	1,618	(9)	-	-	1,609
Consumer	1,186	201	(208)	106	1,285
Leases	199	6	-	-	205
Credit cards	465	(233)	(12)	10	230
Total	$75,673	$2,150	$(320)	$207	$77,710

(in thousands)	Beginning	Provision for Credit Losses			Ending
Six Months Ended June 30, 2023	Balance	on Loans	Charge-offs	Recoveries	Balance

Commercial real estate - non-owner occupied	$22,641	$(904)	$-	$36	$21,773
Commercial real estate - owner occupied	10,827	730	-	-	11,557
Total commercial real estate	33,468	(174)	-	36	33,330

Commercial and industrial - term	12,991	1,929	(128)	-	14,792
Commercial and industrial - lines of credit	6,389	(35)	-	149	6,503
Total commercial and industrial	19,380	1,894	(128)	149	21,295

Residential real estate - owner occupied	6,717	2,140	(43)	21	8,835
Residential real estate - non-owner occupied	3,597	570	-	2	4,169
Total residential real estate	10,314	2,710	(43)	23	13,004

Construction and land development	7,186	(434)	-	-	6,752
Home equity lines of credit	1,613	8	(12)	-	1,609
Consumer	1,158	289	(407)	245	1,285
Leases	201	4	-	-	205
Credit cards	211	103	(100)	16	230
Total	$73,531	$4,400	$(690)	$469	$77,710

(in thousands)	Beginning	Initial ACL on	Provision for Credit Losses			Ending
Three Months Ended June 30, 2022	Balance	PCD Loans	on Loans	Charge-offs	Recoveries	Balance

Commercial real estate - non-owner occupied	$20,620	$-	$101	$-	$2	$20,723
Commercial real estate - owner occupied	11,326	-	(1,464)	(41)	21	9,842
Total commercial real estate	31,946	-	(1,363)	(41)	23	30,565

Commercial and industrial - term	11,108	-	1,174	(15)	75	12,342
Commercial and industrial - lines of credit	6,508	-	(1,508)	-	-	5,000
Total commercial and industrial	17,616	-	(334)	(15)	75	17,342

Residential real estate - owner occupied	5,363	-	575	(7)	57	5,988
Residential real estate - non-owner occupied	3,361	-	(176)	-	5	3,190
Total residential real estate	8,724	-	399	(7)	62	9,178

Construction and land development	5,864	-	422	(72)	-	6,214
Home equity lines of credit	1,467	-	54	-	-	1,521
Consumer	1,049	-	141	(235)	158	1,113
Leases	211	-	10	-	-	221
Credit cards	190	-	(29)	-	47	208
Total	$67,067	$-	$(700)	$(370)	$365	$66,362

(in thousands)	Beginning	Initial ACL on Loans Purchased with Credit	Provision for Credit Losses			Ending
Six Months Ended June 30, 2022	Balance	Deterioration	on Loans	Charge-offs	Recoveries	Balance

Commercial real estate - non-owner occupied	$15,960	$3,508	$1,242	$-	$13	$20,723
Commercial real estate - owner occupied	9,595	2,121	(1,876)	(41)	43	9,842
Total commercial real estate	25,555	5,629	(634)	(41)	56	30,565

Commercial and industrial - term	8,577	1,358	1,741	(128)	794	12,342
Commercial and industrial - lines of credit	4,802	1,874	(1,640)	(36)	-	5,000
Total commercial and industrial	13,379	3,232	101	(164)	794	17,342

Residential real estate - owner occupied	4,316	590	1,035	(13)	60	5,988
Residential real estate - non-owner occupied	3,677	-	(495)	-	8	3,190
Total residential real estate	7,993	590	540	(13)	68	9,178

Construction and land development	4,789	419	1,078	(72)	-	6,214
Home equity lines of credit	1,044	2	475	-	-	1,521
Consumer	772	78	403	(489)	349	1,113
Leases	204	-	17	-	-	221
Credit cards	162	-	(1)	-	47	208
Total	$53,898	$9,950	$1,979	$(779)	$1,314	$66,362

The following tables present the amortized cost basis of non-performing loans and the amortized cost basis of loans on non-accrual status for which there was no related ACL losses:

	Non-accrual Loans		Past Due 90-Days-
(in thousands)	With No	Total	or-More and Still
June 30, 2023	Recorded ACL	Non-accrual	Accruing Interest

Commercial real estate - non-owner occupied	$—	$7,179	$160
Commercial real estate - owner occupied	—	1,347	—
Total commercial real estate	—	8,526	160

Commercial and industrial - term	302	5,323	156
Commercial and industrial - PPP	—	—	—
Commercial and industrial - lines of credit	—	57	114
Total commercial and industrial	302	5,380	270

Residential real estate - owner occupied	245	2,451	—
Residential real estate - non-owner occupied	—	398	—
Total residential real estate	245	2,849	—

Construction and land development	—	—	—
Home equity lines of credit	—	204	—
Consumer	—	396	—
Leases	—	—	—
Credit cards	—	9	7
Total	$547	$17,364	$437

	Non-accrual Loans			Past Due 90-Days-
(in thousands)	With No	Total	Troubled Debt	or-More and Still
December 31, 2022	Recorded ACL	Non-accrual	Restructurings (1)	Accruing Interest

Commercial real estate - non-owner occupied	$—	$7,707	$—	$78
Commercial real estate - owner occupied	1,370	2,525	—	—
Total commercial real estate	1,370	10,232	—	78

Commercial and industrial - term	403	1,182	—	259
Commercial and industrial - PPP	—	21	—	28
Commercial and industrial - lines of credit	273	348	—	300
Total commercial and industrial	676	1,551	—	587

Residential real estate - owner occupied	249	1,801	—	—
Residential real estate - non-owner occupied	—	219	—	220
Total residential real estate	249	2,020	—	220

Construction and land development	—	—	—	—
Home equity lines of credit	—	205	—	—
Consumer	—	234	—	—
Leases	—	—	—	—
Credit cards	—	—	—	7
Total	$2,295	$14,242	$—	$892

(1) Does not include TDRs reflected in the non-accrual column.

For the three and six month periods ended June 30, 2023 and 2022, the amount of accrued interest income previously recorded as revenue and subsequently reversed due to the change in accrual status was immaterial.

For the three and six month periods ended June 30, 2023 and 2022, no interest income was recognized on loans on non-accrual status.

The following table presents the amortized cost basis and ACL allocated for collateral dependent loans, which are individually evaluated to determine expected credit losses:

(in thousands)		Accounts Receivable /			ACL
June 30, 2023	Real Estate	Equipment	Other	Total	Allocation

Commercial real estate - non-owner occupied	$14,094	$-	$-	$14,094	$2,081
Commercial real estate - owner occupied	3,174	-	-	3,174	842
Total commercial real estate	17,268	-	-	17,268	2,923

Commercial and industrial - term	4,405	306	459	5,170	1,571
Commercial and industrial - lines of credit	2,734	159	-	2,893	750
Total commercial and industrial	7,139	465	459	8,063	2,321

Residential real estate - owner occupied	2,996	-	-	2,996	214
Residential real estate - non-owner occupied	588	-	-	588	116
Total residential real estate	3,584	-	-	3,584	330

Construction and land development	-	-	-	-	-
Home equity lines of credit	205	-	-	205	-
Consumer	-	-	407	407	20
Leases	-	-	-	-	-
Credit cards	-	-	-	-	-
Total collateral dependent loans	$28,196	$465	$866	$29,527	$5,594

(in thousands)		Accounts Receivable /			ACL
December 31, 2022	Real Estate	Equipment	Other	Total	Allocation

Commercial real estate - non-owner occupied	$14,764	$-	$-	$14,764	$2,652
Commercial real estate - owner occupied	4,415	-	-	4,415	846
Total commercial real estate	19,179	-	-	19,179	3,498

Commercial and industrial - term	39	2,207	-	2,246	1,205
Commercial and industrial - lines of credit	422	2,821	-	3,243	761
Total commercial and industrial	461	5,028	-	5,489	1,966

Residential real estate - owner occupied	2,199	-	-	2,199	222
Residential real estate - non-owner occupied	415	-	-	415	116
Total residential real estate	2,614	-	-	2,614	338

Construction and land development	-	-	-	-	-
Home equity lines of credit	205	-	-	205	-
Consumer	-	-	219	219	20
Leases	-	-	-	-	-
Credit cards	-	-	-	-	-
Total collateral dependent loans	$22,459	$5,028	$219	$27,706	$5,822

The following tables present the aging of contractually past due loans by portfolio class:

(in thousands)		30-59 days	60-89 days	90 or more	Total Past	Total
June 30, 2023	Current	Past Due	Past Due	days Past Due	Due Loans	Loans

Commercial real estate - non-owner occupied	$1,476,525	$565	$-	$643	$1,208	$1,477,733
Commercial real estate - owner occupied	873,504	156	—	320	476	873,980
Total commercial real estate	2,350,029	721	—	963	1,684	2,351,713

Commercial and industrial - term	786,472	594	30	974	1,598	788,070
Commercial and industrial - term - PPP	7,088	—	—	—	—	7,088
Commercial and industrial - lines of credit	437,885	418	10	171	599	438,484
Total commercial and industrial	1,231,445	1,012	40	1,145	2,197	1,233,642

Residential real estate - owner occupied	661,389	1,917	629	935	3,481	664,870
Residential real estate - non-owner occupied	338,383	92	—	252	344	338,727
Total residential real estate	999,772	2,009	629	1,187	3,825	1,003,597

Construction and land development	451,261	63	—	—	63	451,324
Home equity lines of credit	202,206	129	85	154	368	202,574
Consumer	138,962	292	37	311	640	139,602
Leases	13,967	—	—	—	—	13,967
Credit cards	22,177	4	2	7	13	22,190
Total	$5,409,819	$4,230	$793	$3,767	$8,790	$5,418,609

(in thousands)		30-59 days	60-89 days	90 or more	Total Past	Total
December 31, 2022	Current	Past Due	Past Due	days Past Due	Due Loans	Loans

Commercial real estate - non-owner occupied	$1,393,016	$3,404	$460	$466	$4,330	$1,397,346
Commercial real estate - owner occupied	831,731	225	2,592	81	2,898	834,629
Total commercial real estate	2,224,747	3,629	3,052	547	7,228	2,231,975

Commercial and industrial - term	763,793	157	292	921	1,370	765,163
Commercial and industrial - term - PPP	17,719	748	77	49	874	18,593
Commercial and industrial - lines of credit	464,494	389	300	630	1,319	465,813
Total commercial and industrial	1,246,006	1,294	669	1,600	3,563	1,249,569

Residential real estate - owner occupied	587,830	1,613	974	1,098	3,685	591,515
Residential real estate - non-owner occupied	312,249	373	331	295	999	313,248
Total residential real estate	900,079	1,986	1,305	1,393	4,684	904,763

Construction and land development	445,618	—	72	—	72	445,690
Home equity lines of credit	200,036	566	40	83	689	200,725
Consumer	138,846	342	85	188	615	139,461
Leases	13,322	—	—	—	—	13,322
Credit cards	20,401	3	2	7	12	20,413
Total	$5,189,055	$7,820	$5,225	$3,818	$16,863	$5,205,918

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

As of June 30, 2023, the risk rating of loans based on year of origination was as follows:

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving loans amortized
June 30, 2023	2023	2022	2021	2020	2019	Prior	cost basis	Total

Commercial real estate - non-owner occupied:
Risk rating
Pass	$148,105	$347,477	$377,626	$245,143	$121,333	$178,360	$20,193	$1,438,237
OAEM	78	-	2,918	-	3,395	1,501	-	7,892
Substandard	-	1,381	1,008	3,663	18,052	224	97	24,425
Substandard non-performing	6,355	-	-	-	77	747	-	7,179
Doubtful	-	-	-	-	-	-	-	-
Total Commercial real estate non-owner occupied	$154,538	$348,858	$381,552	$248,806	$142,857	$180,832	$20,290	$1,477,733
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate - owner occupied:
Risk rating
Pass	$82,250	$173,810	$203,710	$180,082	$96,535	$106,908	$14,209	$857,504
OAEM	-	2,884	608	5,246	928	786	-	10,452
Substandard	-	1,313	1,130	-	669	1,565	-	4,677
Substandard non-performing	-	380	817	76	-	74	-	1,347
Doubtful	-	-	-	-	-	-	-	-
Total Commercial real estate owner occupied	$82,250	$178,387	$206,265	$185,404	$98,132	$109,333	$14,209	$873,980
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial and industrial - term:
Risk rating
Pass	$199,784	$261,664	$188,314	$67,502	$32,095	$28,909	$-	$778,268
OAEM	-	801	2,691	-	194	184	-	3,870
Substandard	88	38	-	-	157	326	-	609
Substandard non-performing	4,206	494	36	513	74	-	-	5,323
Doubtful	-	-	-	-	-	-	-	-
Total Commercial and industrial - term	$204,078	$262,997	$191,041	$68,015	$32,520	$29,419	$-	$788,070
Current period gross charge offs	$(37)	$-	$(6)	$(57)	$-	$(28)	$-	$(128)

Commercial and industrial - PPP
Risk rating
Pass	$-	$-	$4,703	$2,385	$-	$-	$-	$7,088
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Commercial and industrial - PPP	$-	$-	$4,703	$2,385	$-	$-	$-	$7,088
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

(continued)

(continued)

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving loans amortized
June 30, 2023	2023	2022	2021	2020	2019	Prior	cost basis	Total

Commercial and industrial - lines of credit
Risk rating
Pass	$18,407	$34,839	$4,082	$694	$10,010	$2,223	$347,355	$417,610
OAEM	-	-	-	-	-	-	15,498	15,498
Substandard	-	669	-	855	-	-	3,795	5,319
Substandard non-performing	-	-	-	-	-	-	57	57
Doubtful	-	-	-	-	-	-	-	-
Total Commercial and industrial - lines of credit	$18,407	$35,508	$4,082	$1,549	$10,010	$2,223	$366,705	$438,484
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Residential real estate - owner occupied
Risk rating
Pass	$102,646	$183,469	$183,119	$91,258	$24,733	$76,606	$-	$661,831
OAEM	-	-	93	-	61	-	-	154
Substandard	-	16	-	9	-	409	-	434
Substandard non-performing	178	356	169	207	56	1,485	-	2,451
Doubtful	-	-	-	-	-	-	-	-
Total Residential real estate - owner occupied	$102,824	$183,841	$183,381	$91,474	$24,850	$78,500	$-	$664,870
Current period gross charge offs	$-	$-	$-	$-	$-	$(43)	$-	$(43)

Residential real estate - non-owner occupied
Risk rating
Pass	$45,316	$91,012	$81,151	$52,159	$32,246	$35,566	$-	$337,450
OAEM	-	13	-	-	262	283	-	558
Substandard	-	-	-	-	-	321	-	321
Substandard non-performing	-	256	20	-	47	75	-	398
Doubtful	-	-	-	-	-	-	-	-
Total Residential real estate - non-owner occupied	$45,316	$91,281	$81,171	$52,159	$32,555	$36,245	$-	$338,727
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Construction and land development
Risk rating
Pass	$48,898	$253,949	$68,273	$51,232	$501	$3,902	$19,396	$446,151
OAEM	-	-	-	-	-	-	999	999
Substandard	4,174	-	-	-	-	-	-	4,174
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Construction and land development	$53,072	$253,949	$68,273	$51,232	$501	$3,902	$20,395	$451,324
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Home equity lines of credit
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$202,332	$202,332
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	38	38
Substandard non-performing	-	-	-	-	-	-	204	204
Doubtful	-	-	-	-	-	-	-	-
Total Home equity lines of credit	$-	$-	$-	$-	$-	$-	$202,574	$202,574
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$(12)	$(12)

(continued)

(continued)

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving loans amortized
June 30, 2023	2023	2022	2021	2020	2019	Prior	cost basis	Total

Consumer
Risk rating
Pass	$18,590	$22,799	$13,229	$4,055	$3,084	$2,601	$74,848	$139,206
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	65	99	27	37	35	133	396
Doubtful	-	-	-	-	-	-	-	-
Total Consumer	$18,590	$22,864	$13,328	$4,082	$3,121	$2,636	$74,981	$139,602
Current period gross charge offs	$(315)	$(11)	$(7)	$(34)	$(17)	$(21)	$(2)	$(407)

Leases
Risk rating
Pass	$3,929	$3,815	$2,149	$379	$393	$3,302	$-	$13,967
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Leases	$3,929	$3,815	$2,149	$379	$393	$3,302	$-	$13,967
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Credit cards
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$22,181	$22,181
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	9	9
Doubtful	-	-	-	-	-	-	-	-
Total Credit cards	$-	$-	$-	$-	$-	$-	$22,190	$22,190
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$(100)	$(100)

Total loans
Risk rating
Pass	$667,925	$1,372,834	$1,126,356	$694,889	$320,930	$438,377	$700,514	$5,321,825
OAEM	78	3,698	6,310	5,246	4,840	2,754	16,497	39,423
Substandard	4,262	3,417	2,138	4,527	18,878	2,845	3,930	39,997
Substandard non-performing	10,739	1,551	1,141	823	291	2,416	403	17,364
Doubtful	-	-	-	-	-	-	-	-
Total Loans	$683,004	$1,381,500	$1,135,945	$705,485	$344,939	$446,392	$721,344	$5,418,609
Current period gross charge offs	$(352)	$(11)	$(13)	$(91)	$(17)	$(92)	$(114)	$(690)

As of December 31, 2022, the risk rating of loans based on year of origination was as follows:

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving loans amortized
December 31, 2022	2022	2021	2020	2019	2018	Prior	cost basis	Total

Commercial real estate - non-owner occupied:
Risk rating
Pass	$338,460	$380,612	$264,833	$128,407	$76,359	$139,095	$24,875	$1,352,641
OAEM	-	2,006	-	3,534	-	5,414	-	10,954
Substandard	1,381	1,012	3,744	19,574	-	233	100	26,044
Substandard non-performing	-	-	-	-	-	7,707	-	7,707
Doubtful	-	-	-	-	-	-	-	-
Total Commercial real estate non-owner occupied	$339,841	$383,630	$268,577	$151,515	$76,359	$152,449	$24,975	$1,397,346

Commercial real estate - owner occupied:
Risk rating
Pass	$165,711	$202,599	$194,052	$104,148	$60,899	$74,356	$13,062	$814,827
OAEM	2,895	1,777	4,540	1,891	676	216	510	12,505
Substandard	-	1,152	-	1,623	1,928	69	-	4,772
Substandard non-performing	1,533	911	-	-	-	81	-	2,525
Doubtful	-	-	-	-	-	-	-	-
Total Commercial real estate owner occupied	$170,139	$206,439	$198,592	$107,662	$63,503	$74,722	$13,572	$834,629

Commercial and industrial - term:
Risk rating
Pass	$357,470	$210,906	$90,063	$39,068	$29,901	$27,354	$-	$754,762
OAEM	3,835	2,935	-	303	1,426	-	-	8,499
Substandard	178	-	-	201	-	341	-	720
Substandard non-performing	539	39	486	101	17	-	-	1,182
Doubtful	-	-	-	-	-	-	-	-
Total Commercial and industrial - term	$362,022	$213,880	$90,549	$39,673	$31,344	$27,695	$-	$765,163

Commercial and industrial - PPP
Risk rating
Pass	$-	$14,212	$4,047	$-	$-	$-	$-	$18,259
OAEM	-	-	313	-	-	-	-	313
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	21	-	-	-	-	21
Doubtful	-	-	-	-	-	-	-	-
Total Commercial and industrial - PPP	$-	$14,212	$4,381	$-	$-	$-	$-	$18,593

(continued)

(continued)

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving loans amortized
December 31, 2022	2022	2021	2020	2019	2018	Prior	cost basis	Total

Commercial and industrial - lines of credit
Risk rating
Pass	$54,948	$13,999	$991	$9,179	$1,188	$1,033	$367,688	$449,026
OAEM	-	-	-	-	-	366	12,491	12,857
Substandard	-	-	905	1,915	-	-	762	3,582
Substandard non-performing	-	-	-	273	-	-	75	348
Doubtful	-	-	-	-	-	-	-	-
Total Commercial and industrial - lines of credit	$54,948	$13,999	$1,896	$11,367	$1,188	$1,399	$381,016	$465,813

Residential real estate - owner occupied
Risk rating
Pass	$188,765	$189,007	$96,818	$28,316	$15,281	$70,556	$-	$588,743
OAEM	360	96	-	70	-	-	-	526
Substandard	18	-	10	-	140	277	-	445
Substandard non-performing	65	191	70	292	122	1,061	-	1,801
Doubtful	-	-	-	-	-	-	-	-
Total Residential real estate - owner occupied	$189,208	$189,294	$96,898	$28,678	$15,543	$71,894	$-	$591,515

Residential real estate - non-owner occupied
Risk rating
Pass	$97,313	$83,458	$55,787	$34,304	$19,300	$21,720	$-	$311,882
OAEM	15	-	115	271	124	290	-	815
Substandard	-	-	-	-	-	332	-	332
Substandard non-performing	86	21	-	-	-	112	-	219
Doubtful	-	-	-	-	-	-	-	-
Total Residential real estate - non-owner occupied	$97,414	$83,479	$55,902	$34,575	$19,424	$22,454	$-	$313,248

Construction and land development
Risk rating
Pass	$257,559	$99,204	$45,427	$580	$5,959	$1,123	$30,378	$440,230
OAEM	-	-	-	-	-	-	999	999
Substandard	4,461	-	-	-	-	-	-	4,461
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Construction and land development	$262,020	$99,204	$45,427	$580	$5,959	$1,123	$31,377	$445,690

Home equity lines of credit
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$200,481	$200,481
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	39	39
Substandard non-performing	-	-	-	-	-	-	205	205
Doubtful	-	-	-	-	-	-	-	-
Total Home equity lines of credit	$-	$-	$-	$-	$-	$-	$200,725	$200,725

(continued)

(continued)

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving loans amortized
December 31, 2022	2022	2021	2020	2019	2018	Prior	cost basis	Total

Consumer
Risk rating
Pass	$27,308	$18,396	$5,536	$5,450	$2,270	$1,621	$78,646	$139,227
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	21	56	40	62	9	31	15	234
Doubtful	-	-	-	-	-	-	-	-
Total Consumer	$27,329	$18,452	$5,576	$5,512	$2,279	$1,652	$78,661	$139,461

Leases
Risk rating
Pass	$4,643	$4,344	$2,589	$535	$576	$635	$-	$13,322
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Leases	$4,643	$4,344	$2,589	$535	$576	$635	$-	$13,322

Credit cards
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$20,413	$20,413
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Credit cards	$-	$-	$-	$-	$-	$-	$20,413	$20,413

Total loans
Risk rating
Pass	$1,492,177	$1,216,737	$760,143	$349,987	$211,733	$337,493	$735,543	$5,103,813
OAEM	7,105	6,814	4,968	6,069	2,226	6,286	14,000	47,468
Substandard	6,038	2,164	4,659	23,313	2,068	1,252	901	40,395
Substandard non-performing	2,244	1,218	617	728	148	8,992	295	14,242
Doubtful	-	-	-	-	-	-	-	-
Total Loans	$1,507,564	$1,226,933	$770,387	$380,097	$216,175	$354,023	$750,739	$5,205,918

For certain loan classes, such as credit cards, credit quality is evaluated based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in credit cards based on payment activity:

	June 30,	December 31,
(in thousands)	2023	2022

Credit cards
Performing	$22,174	$20,413
Non-performing	16	—
Total credit cards	$22,190	$20,413

Bancorp had $252,000 and $317,000, respectively, in residential real estate loans for which formal foreclosure proceedings were in process at June 30, 2023 and December 31, 2022.

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

During the three and six months ended June 30, 2023, there were no modifications made to loans for borrowers experiencing financial difficulty and there were no payment defaults of existing modified loans within 12 months following modification. Default is determined at 90 days or more past due, charge off, or foreclosure.

Troubled Debt Restructuring Disclosures Prior to the Adoption of ASU 2022-02

Detail of outstanding TDRs included in total non-performing loans follows:

	June 30, 2022
		Specific	Additional
		reserve	commitment
(in thousands)	Balance	allocation	to lend

Commercial real estate - owner occupied	$917	$202	$—
Commercial & industrial - term	—	—	—
Total TDRs	$917	$202	$—

During the three and six month periods ended June 30, 2022, there were no loans modified as TDRs and there were no payment defaults of existing TDRs within 12 months following the modification. Default is determined at 90 or more days past due, charge-off, or foreclosure.

(4)	Goodwill

As of June 30, 2023 and December 31, 2022, goodwill totaled $194 million, of which $172 million was attributed to the commercial banking segment and $22 million is attributed to WM&T. Goodwill of $67 million was added through the CB acquisition, $8.5 million of which was subsequently written off as a result of Bancorp selling its interest in LFA effective December 31, 2022.

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

Changes in the carrying value of goodwill follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Balance at beginning of period	$194,074	$202,524	$194,074	$135,830
Goodwill recorded from acquisitions	—	—	—	66,694
Provisional period adjustments	—	—	—	—
Disposition of LFA	—	—	—	—
Impairment	—	—	—	—
Balance at end of period	$194,074	$202,524	$194,074	$202,524

(5)	Core Deposit and Customer List Intangible Assets

Bancorp recorded CDI assets of $13 million, $4 million, $2 million and $3 million in association with the acquisitions of CB in 2022, KB in 2021, KSB in 2019 and TBOC in 2013, respectively.

Changes in the net carrying amount of CDIs follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Balance at beginning of period	$14,196	$17,826	$14,958	$5,596
Core deposit intangible acquired	—	—	—	12,724
Provisional period adjustments	—	—	—	—
Amortization	(754)	(956)	(1,516)	(1,450)
Balance at end of period	$13,442	$16,870	$13,442	$16,870

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

Changes in the net carrying amount of CLIs follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Balance at beginning of period	$9,614	$14,142	$10,032	$-
Customer list intangibles acquired	—	—	—	14,360
Provisional period adjustments	—	—	—	—
Disposition of LFA	—	—	—	—
Amortization	(418)	(655)	(836)	(873)
Balance at end of period	$9,196	$13,487	$9,196	$13,487

Future CDI and CLI amortization expense is estimated as follows:

(in thousands)	CDI	CLI
Remainder of 2023	$1,499	$836
2024	2,686	1,520
2025	2,375	1,368
2026	2,063	1,216
2027	1,752	1,064
2028	1,339	912
2029	888	760
2030	576	608
2031	264	456
2032	-	304
2033	-	152
Total future expense	$13,442	$9,196

(6)	Other Assets

A summary of the major components of other assets follows:

	June 30,	December 31,
(in thousands)	2023	2022

Cash surrender value of life insurance other than BOLI	$16,940	$15,496
Net deferred tax asset	51,054	54,145
Investments in tax credit partnerships	55,530	13,969
Swap assets	12,628	10,727
Prepaid assets	4,073	5,721
Trust fees receivable	3,548	3,354
Mortgage servicing rights	14,116	15,219
Other real estate owned	677	677
Other	14,518	15,680
Total other assets	$173,084	$134,988

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

For additional information related to MSRs, see the footnote titled “Mortgage Banking Activities.”

(7)	Income Taxes

Components of income tax expense from operations follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Current income tax expense:
Federal	$8,086	$3,393	$13,280	$3,607
State	1,687	614	2,364	614
Total current income tax expense	9,773	4,007	15,644	4,221

Deferred income tax expense:
Federal	(1,641)	2,622	(224)	3,464
State	(157)	918	687	1,307
Total deferred income tax expense	(1,798)	3,540	463	4,771
Change in valuation allowance	-	-	-	-
Total income tax expense	$7,975	$7,547	$16,107	$8,992

An analysis of the difference between the statutory and ETRs from operations follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	3.6	3.5	3.5	3.5
Excess tax benefit from stock-based compensation arrangements	0.2	(1.6)	(0.5)	(2.4)
Change in cash surrender value of life insurance	(0.6)	0.9	(0.7)	1.1
Tax credits	(1.2)	(0.5)	(0.4)	(0.7)
Tax exempt interest income	(0.5)	(0.6)	(0.5)	(0.8)
Non-deductible merger expenses	-	0.1	-	0.3
Insurance captive	(0.3)	(0.2)	(0.3)	(0.4)
Other, net	0.2	(0.7)	-	(1.1)
Effective tax rate	22.4%	21.9%	22.1%	20.5%

Current state income tax expense for 2023 and 2022 represents tax owed to the state of Kentucky, Indiana and Illinois. Ohio state bank taxes are based on capital levels and are recorded as other non-interest expense.

GAAP provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns. If recognized, tax benefits would reduce tax expense and accordingly, increase net income. The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current year tax positions, expiration of open income tax returns due to statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examination, litigation and legislative activity and addition or elimination of uncertain tax positions. As of June 30, 2023 and December 31, 2022, the gross amount of unrecognized tax benefits was immaterial to Bancorp’s consolidated financial statements. Federal and state income tax returns are subject to examination for the years after 2018.

(8)	Deposits

The composition of deposits follows:

(in thousands)	June 30, 2023	December 31, 2022

Non-interest bearing demand deposits	$1,766,132	$1,950,198
Interest bearing deposits:
Interest bearing demand	2,224,665	2,308,960
Savings	482,701	535,903
Money market	1,003,138	1,124,100

Time deposits of $250 thousand or more	174,585	97,638
Other time deposits	557,159	374,453
Total time deposits (1)	731,744	472,091

Total interest bearing deposits	4,442,248	4,441,054
Total deposits	$6,208,380	$6,391,252

(1)	Includes $2.3 million and $599,000 in brokered deposits as of June 30, 2023 and December 31, 2022, respectively.

(9)	Securities Sold Under Agreements to Repurchase

SSUAR represent a funding source of Bancorp and are primarily used by commercial customers in conjunction with collateralized corporate cash management accounts. Such repurchase agreements are considered financing agreements and mature within one business day from the transaction date. At June 30, 2023 and December 31, 2022, all of these financing arrangements had overnight maturities and were secured by government sponsored enterprise obligations and government agency mortgage-backed securities that were owned and controlled by Bancorp.

Information concerning SSUAR follows:

(dollars in thousands)	June 30, 2023	December 31, 2022
Outstanding balance at end of period	$138,347	$133,342
Weighted average interest rate at end of period	1.72%	1.64%

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2023	2022	2023	2022

Average outstanding balance during the period	$113,051	$140,169	$117,525	$115,761
Average interest rate during the period	1.33%	0.16%	1.43%	0.13%
Maximum outstanding at any month end during the period	$138,347	$161,512	$138,347	$161,512

(10)	Subordinated Debentures

As a result of its acquisition of Commonwealth Bancshares, Inc. on March 7, 2022, Bancorp became the 100% successor owner of the following unconsolidated trust subsidiaries: Commonwealth Statutory Trust III, Commonwealth Statutory Trust IV and Commonwealth Statutory Trust V. The sole assets of the trust subsidiaries represent the proceeds of offerings loaned in exchange for subordinated debentures with similar terms to the TPS. The TPS are treated as part of Tier I Capital. The subordinated notes and related interest expense are included in Bancorp’s consolidated financial statements. The subordinated notes are currently redeemable at Bancorp’s option on a quarterly basis. Bancorp chose not to redeem the subordinated notes on July 1, 2023 and carried the notes at the costs noted below at June 30, 2023:

(dollars in thousands)	Face Value	Carrying Value	Origination Date	Maturity Date	Interest Rate

Commonwealth Statutory Trust III	$3,093	$3,062	12/19/2003	1/7/2034	LIBOR + 2.85%
Commonwealth Statutory Trust IV	12,372	12,250	12/15/2005	12/30/2035	LIBOR + 1.35%
Commonwealth Statutory Trust V	11,341	11,229	6/28/2007	9/15/2037	LIBOR + 1.40%
Total	$26,806	$26,541

As part of the purchase accounting adjustments associated with the CB acquisition, the carrying values of the subordinated notes were adjusted to fair value at acquisition date. The related discounts on the subordinated notes are amortized and recognized as a component of interest expense in Bancorp’s consolidated financial statements.

(11)	FHLB Advances and Other Borrowings

FHLB advances outstanding at June 30, 2023 consist of a $300 million cash management advance with an overnight maturity and a $100 million three-month advance that matures in August 2023. FHLB advances outstanding at December 31, 2022 consisted entirely of a $50 million cash management advance that matured in early January 2023.

For the six months ended June 30, 2023, gross proceeds and repayments related to FHLB advances totaled $1.4 billion and $1.1 billion, respectively. Net proceeds and repayments related to FHLB advances (excluding those with maturities of 90 days or less) totaled $500 million and $150 million for the six months ended June 30, 2023, repectively. There was no FHLB advance activity for the six months ended June  30, 2022.

(dollars in thousands)	June 30, 2023	December 31, 2022

Outstanding balance at end of period	$400,000	$50,000
Weighted average interest rate at end of period	5.15%	4.37%

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2023	2022	2023	2022

Average outstanding balance during the period	$348,352	$-	$256,215	$-
Average interest rate during the period	4.56%	-%	4.48%	-%
Maximum outstanding at any month end during the period	$400,000	$-	$400,000	$-

FHLB advances are collateralized by certain CRE and residential real estate mortgage loans under blanket mortgage collateral pledge agreements, as well as FHLB stock. Bancorp views these advances as an effective lower-costing alternative to brokered deposits to fund loan growth. At June 30, 2023 and December 31, 2022, the amount of available credit from the FHLB totaled $1.08 billion and $1.36 billion, respectively.

Bancorp also had unsecured available FFP lines with correspondent banks totaling $80 million at both June 30, 2023 and December 31, 2022, respectively.

(12)	Commitments and Contingent Liabilities

As of June 30, 2023 and December 31, 2022, Bancorp had various commitments outstanding that arose in the normal course of business which are properly not reflected in the condensed consolidated financial statements. Total off-balance sheet commitments to extend credit follows:

(in thousands)	June 30, 2023	December 31, 2022
Commercial and industrial	$867,447	$784,429
Construction and land development	510,785	449,028
Home equity	371,567	358,610
Credit cards	69,850	64,231
Overdrafts	55,343	57,193
Letters of credit	33,675	34,704
Other	94,054	93,419
Future loan commitments	292,585	221,973
Total off balance sheet commitments to extend credit	$2,295,306	$2,063,587

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

At June 30, 2023 and December 31, 2022, Bancorp had accrued $5.1 million and $4.5 million, respectively, in other liabilities for its estimate of credit losses for off balance sheet credit exposures. Provision for credit loss expense for off balance sheet credit exposures of $200,000 and $575,000 was recorded for the three and six months ended June 30, 2023, driven by a decline in C&I utilization and increased availability stemming from the addition of new lines of credit.

Provision for credit loss expense for off balance sheet credit exposures (excluding acquisition-related activity) of $500,000 and $100,000 was recorded for the three and six months ended June 30, 2022. The expense recorded for the three months ended June 30, 2022 was driven largely by the addition of new lines of credit within the C&D portfolio, off setting the $400,000 of negative provision recorded during the First quarter of 2022. The ACL for off balance sheet credit exposures was also increased $500,000 during the First quarter of 2022 as a result of the CB acquisition with the offset recorded to goodwill (as opposed to provision expense).

Standby letters of credit are conditional commitments issued by Bancorp to guarantee the performance of a customer to a first party beneficiary. Those guarantees are primarily issued to support commercial transactions. Standby letters of credit generally have maturities of one to two years.

Certain commercial customers require confirmation of Bancorp’s letters of credit by other banks since Bancorp does not have a rating by a national rating agency. Terms of the agreements range from one month to a year with certain agreements requiring between one and six months’ notice to cancel. If an event of default on all contracts had occurred at June 30, 2023, Bancorp would have been required to make payments of approximately $3 million, or the maximum amount payable under those contracts. No payments have ever been required because of default on these contracts. These agreements are normally secured by collateral acceptable to Bancorp, which limits credit risk associated with the agreements.

As of June 30, 2023, in the normal course of business, there were pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate result of these legal actions and proceedings will not have a material adverse effect on the consolidated financial position or results of operations of Bancorp.

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

Carrying values of assets measured at fair value on a recurring basis follows:

	Fair Value Measurements Using:			Total
June 30, 2023 (in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Available for sale debt securities:
U.S. Treasury and other U.S. Government obligations	$116,217	$—	$—	$116,217
Government sponsored enterprise obligations	—	133,575	—	133,575
Mortgage backed securities - government agencies	—	712,712	—	712,712
Obligations of states and political subdivisions	—	126,780	—	126,780
Other	—	3,440	—	3,440

Total available for sale debt securities	116,217	976,507	—	1,092,724

Mortgage loans held for sale	—	7,069	—	7,069
Rate lock loan commitments	—	364	—	364
Mandatory forward contracts	—	81	—	81
Interest rate swap assets	—	12,628	—	9,717
Total assets	$116,217	$996,649	$—	$1,109,955

Liabilities:
Interest rate swap liabilities	$—	$9,726	$—	$9,726

	Fair Value Measurements Using:			Total
December 31, 2022 (in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Available for sale debt securities:
U.S. Treasury and other U.S. Government obligations	$115,039	$—	$—	$115,039
Government sponsored enterprise obligations	—	143,626	—	143,626
Mortgage backed securities - government agencies	—	752,738	—	752,738
Obligations of states and political subdivisions	—	127,599	—	127,599
Other	—	5,615	—	5,615

Total available for sale debt securities	115,039	1,029,578	—	1,144,617

Mortgage loans held for sale	—	2,606	—	2,606
Rate lock loan commitments	—	137	—	137
Mandatory forward contracts	—	47	—	47
Interest rate swaps	—	10,727	—	10,727
Total assets	$115,039	$1,043,095	$—	$1,158,134

Liabilities:
Interest rate swaps	$—	$10,737	$—	$10,737

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

Carrying values of assets measured at fair value on a non-recurring basis follows:

Losses recorded
					Three months	Six months
	Fair Value Measurements Using:			Total	ended	ended
June 30, 2023 (in thousands)	Level 1	Level 2	Level 3	Fair Value	June 30, 2023	June 30, 2023

Collateral dependent loans	$—	$—	$10,380	$10,380	$—	$—
Other real estate owned	—	—	—	—	—	—

					Losses recorded
					Three months	Six months
	Fair Value Measurements Using:			Total	ended	ended
December 31, 2022 (in thousands)	Level 1	Level 2	Level 3	Fair Value	June 30, 2022	June 30, 2022

Collateral dependent loans	$—	$—	$20,637	$20,637	$—	$—
Other real estate owned	—	—	677	677	—	—

There were no liabilities measured at fair value on a non-recurring basis at June 30, 2023 and December 31, 2022.

For Level 3 assets measured at fair value on a non-recurring basis, the significant unobservable inputs used in the fair value measurements are presented below.

	June 30, 2023
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average

Collateral dependent loans	$10,380	Appraisal	Appraisal discounts	23.2%
Other real estate owned	—	Appraisal	Appraisal discounts	—

	December 31, 2022
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average

Collateral dependend loans	$20,637	Appraisal	Appraisal discounts	23.3%
Other real estate owned	677	Appraisal	Appraisal discounts	65.6

(14)	Disclosure of Financial Instruments Not Reported at Fair Value

GAAP requires disclosure of the fair value of financial assets and liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis. The estimated fair values of Bancorp’s financial instruments not measured at fair value on a recurring or non-recurring basis follows:

	Carrying		Fair Value Measurements Using:
June 30, 2023 (in thousands)	amount	Fair value	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$214,330	$214,330	$214,330	$—	$—
HTM debt securities	450,029	410,249	—	410,249	—
Federal Home Loan Bank stock	27,366	27,366	—	27,366	—
Loans, net	5,340,899	5,077,515	—	—	5,077,515
Accrued interest receivable	22,547	22,547	22,547	—	—

Liabilities
Non-interest bearing deposits	$1,766,132	$1,766,132	$1,766,132	$—	$—
Transaction deposits	3,710,504	3,710,504	—	3,710,504	—
Time deposits	731,744	720,720	—	720,720	—
Securities sold under agreement to repurchase	138,347	138,347	—	138,347	—
Federal funds purchased	11,646	11,646	—	11,646	—
Subordinated debentures	26,541	26,235	—	26,235	—
FHLB advances	400,000	398,846	—	398,846	—
Accrued interest payable	1,064	1,064	1,064	—	—

	Carrying		Fair Value Measurements Using:
December 31, 2022 (in thousands)	amount	Fair value	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$167,367	$167,367	$167,367	$—	$—
HTM debt securities	473,217	431,833	—	431,833	—
Federal Home Loan Bank stock	10,928	10,928	—	10,928	—
Loans, net	5,132,387	4,914,770	—	—	4,914,770
Accrued interest receivable	22,157	22,157	22,157	—	—

Liabilities
Non-interest bearing deposits	$1,950,198	$1,950,198	$1,950,198	$—	$—
Transaction deposits	3,968,963	3,968,963	—	3,968,963	—
Time deposits	472,091	459,467	—	459,467	—
Securities sold under agreement to repurchase	133,342	133,342	—	133,342	—
Federal funds purchased	8,789	8,789	—	8,789	—
Subordinated debentures	26,343	26,460	—	26,460	—
FHLB advances	50,000	50,000	—	50,000	—
Accrued interest payable	660	660	660	—	—

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

Activity for mortgage loans held for sale, at fair value, was as follows:

	Three months ended		Six month ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Balance, beginning of period:	$6,397	$9,323	$2,606	$8,614
Origination of mortgage loans held for sale	30,709	43,814	55,391	79,643
Loans held for sale acquired	—	—	—	3,559
Proceeds from the sale of mortgage loans held for sale	(30,567)	(43,504)	(51,673)	(82,275)
Net gain realized on sale of mortgage loans held for sale	530	412	745	504
Balance, end of period	$7,069	$10,045	$7,069	$10,045

The following table represents the components of Mortgage banking income:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022

Net gain realized on sale of mortgage loans held for sale	$530	$412	$745	$504
Net change in fair value recognized on loans held for sale	(34)	70	17	43
Net change in fair value recognized on rate lock loan commitments	(104)	797	226	1,189
Net change in fair value recognized on forward contracts	173	(814)	127	(635)
Net gain recognized	565	465	1,115	1,101

Net loan servicing income	1,120	1,215	2,307	1,917
Amortization of mortgage servicing rights	(762)	(856)	(1,523)	(1,337)
Change in mortgage servicing rights valuation allowance	-	-	-	-
Net servicing income recognized	358	359	784	580

Other mortgage banking income	107	471	169	617
Total mortgage banking income	$1,030	$1,295	$2,068	$2,298

Activity for capitalized mortgage servicing rights was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Balance at beginning of period	$14,623	$16,877	$15,219	$4,528
MSRs acquired	—	—	—	12,676
Additions for mortgage loans sold	255	483	420	637
Amortization	(762)	(856)	(1,523)	(1,337)
Impairment	—	—	—	—

Balance at end of period	$14,116	$16,504	$14,116	$16,504

The estimated fair value of MSRs at both June 30, 2023 and December 31, 2022 was $26 million. MSRs with an estimated fair value of $13 million at the date of acquisition were acquired as part of the CB acquisition. There was no valuation allowance recorded for MSRs as of June 30, 2023 and December 31, 2022, as fair value exceeded carrying value.

Total outstanding principal balances of loans serviced for others were $2.00 billion and $2.08 billion at June 30, 2023 and December 31, 2022, respectively. Loans serviced for others acquired as part of the CB acquisition totaled $1.48 billion at the date of acquisition.

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

Bancorp is exposed to interest rate risk on loans held for sale and rate lock loan commitments. As market interest rates fluctuate, the fair value of mortgage loans held for sale and rate lock commitments will decline or increase. To offset this interest rate risk the Bank enters into derivatives, such as mandatory forward contracts to sell loans. The fair value of these mandatory forward contracts will fluctuate as market interest rates fluctuate, and the change in the value of these instruments is expected to largely, though not entirely, offset the change in fair value of loans held for sale and rate lock commitments. The objective of this activity is to minimize the exposure to losses on rate lock loan commitments and loans held for sale due to market interest rate fluctuations. The net effect of derivatives on earnings will depend on risk management activities and a variety of other factors, including: market interest rate volatility; the amount of rate lock commitments that close; the ability to fill the forward contracts before expiration; and the time period required to close and sell loans.

The following table includes the notional amounts and fair values of mortgage loans held for sale and mortgage banking derivatives:

	June 30, 2023		December 31, 2022
(in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in Mortgage loans held for sale:
Mortgage loans held for sale, at fair value	$6,995	$7,069	$2,548	$2,606

Included in other assets:
Rate lock loan commitments	$13,768	$364	$5,599	$137
Mandatory forward contracts	15,500	81	6,581	47

(16)	Accumulated Other Comprehensive Income (Loss)

The following table illustrates activity within the balances of AOCI by component:

	Net unrealized	Net unrealized	Minimum
	gains (losses)	gains	pension
	on available for	on cash	liability
(in thousands)	sale debt securities	flow hedges	adjustment	Total
Three months ended June 30, 2023
Balance, beginning of period	$(101,431)	$376	$112	$(100,943)
Net current period other comprehensive income (loss)	(8,310)	1,837	-	(6,473)
Balance, end of period	$(109,741)	$2,213	$112	$(107,416)

Three months ended June 30, 2022
Balance, beginning of period	$(57,316)	$-	$(283)	$(57,599)
Net current period other comprehensive loss	(29,738)	-	-	(29,738)
Balance, end of period	$(87,054)	$-	$(283)	$(87,337)

	Net unrealized	Net unrealized	Minimum
	gains (losses)	gains	pension
	on available for	on cash	liability
(in thousands)	sale debt securities	flow hedges	adjustment	Total
Six months ended June 30, 2023
Balance, beginning of period	$(115,648)	$-	$112	$(115,536)
Net current period other comprehensive income	5,907	2,213	-	8,120
Balance, end of period	$(109,741)	$2,213	$112	$(107,416)

Six months ended June 30, 2022
Balance, beginning of period	$(7,657)	$-	$(283)	$(7,940)
Net current period other comprehensive loss	(79,397)	-	-	(79,397)
Balance, end of period	$(87,054)	$-	$(283)	$(87,337)

(17)	Preferred Stock

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

The following table reflects net income (numerator) and average shares outstanding (denominator) for basic and diluted net income per share computations:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share data)	2023	2022	2023	2022
Net income available to stockholders	$27,664	$26,794	$56,712	$34,700

Weighted average shares outstanding - basic	29,223	29,131	29,200	28,186
Dilutive securities	117	215	153	235
Weighted average shares outstanding- diluted	29,340	29,346	29,353	28,421

Net income per share - basic	$0.95	$0.92	$1.94	$1.23
Net income per share - diluted	0.94	0.91	1.93	1.22

Certain SARs that were excluded from the EPS calculation because their impact was antidilutive were as follows:

	Three months ended		Six months ended
(shares in thousands)	June 30,		June 30,
	2023	2022	2023	2022
Antidilutive SARs	94	61	94	61

(19)	Stock-Based Compensation

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

Bancorp utilized cash of $175,000 and $233,000 during the first six months of 2023 and 2022, respectively, for the purchase of shares upon the vesting of RSUs.

Bancorp has recognized stock-based compensation expense for SARs, RSAs and PSUs within compensation expense and RSUs for directors within other non-interest expense, as follows:

	Three months ended June 30, 2023
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$105	$394	$133	$403	$1,035
Deferred tax benefit	(22)	(82)	(28)	(85)	(217)
Total net expense	$83	$312	$105	$318	$818

	Three months ended June 30, 2022
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$94	$350	$87	$526	$1,057
Deferred tax benefit	(19)	(74)	(18)	(111)	(222)
Total net expense	$75	$276	$69	$415	$835

	Six months ended June 30, 2023
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$205	$806	$265	$911	$2,187
Deferred tax benefit	(43)	(169)	(56)	(192)	(460)
Total net expense	$162	$637	$209	$719	$1,727

	Six months ended June 30, 2022
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$187	$682	$172	$1,007	$2,048
Deferred tax benefit	(39)	(144)	(36)	(212)	(431)
Total net expense	$148	$538	$136	$795	$1,617

Detail of unrecognized stock-based compensation expense follows:

	Stock
(in thousands)	Appreciation	Restricted	Restricted	Performance
Year ended	Rights	Stock Awards	Stock Units	Stock Units	Total

Remainder of 2023	$197	$798	$250	$803	$2,048
2024	307	1,389	3	908	2,607
2025	248	1,167	—	485	1,900
2026	190	863	—	—	1,053
2027	111	507	—	—	618
2028	12	42	—	—	54
Total estimated expense	$1,065	$4,766	$253	$2,196	$8,280

The following table summarizes SARs activity and related information:

								Weighted
					Weighted		Weighted	average
					average	Aggregate	average	remaining
		Exercise			exercise	intrinsic	fair	contractual
(in thousands, except per share and life data)	SARs	price			price	value(1)	value	life (in years)

Outstanding, January 1, 2022	515	$15.24	-	$50.71	$31.16	$16,854	$5.08	5.1
Granted	34	47.17	-	74.92	55.45	—	12.07
Exercised	(114)	15.24	-	40.00	21.55	5,258	3.63
Forfeited	—		—		—	—	—
Outstanding, December 31, 2022	435	$19.37	-	$74.92	$35.60	$12,784	$6.02	5.1

Outstanding, January 1, 2023	435	$19.37	-	$74.92	$35.60	$12,784	$6.02	5.1
Granted	29	60.76	-	60.76	60.76	—	16.81
Exercised	—		—		—	—	—
Forfeited	—		—		—	—	—
Outstanding, June 30, 2023	464	$19.37	-	$74.92	$37.17	$8,516	$6.69	5.0

Vested and exercisable	348	$19.37	-	$54.91	$32.97	$9,029	$5.36	4.0
Unvested	116	35.90	-	74.92	49.80	(513)	10.70	3.6
Outstanding, June 30, 2023	464	$19.37	-	$74.92	$37.17	$8,516	$6.69	5.0

Vested in the current year	41	$35.90	-	$54.91	$41.65	$153	$7.61

(1) – Aggregate intrinsic value for SARs is defined as the amount by which the current market price of the underlying stock exceeds the exercise or grant price.

The following table summarizes activity for RSAs granted:

		Grant date
		weighted
(in thousands, except per share data)	RSAs	average cost

Unvested at January 1, 2022	99	$41.07
Shares awarded	35	58.47
Restrictions lapsed and shares released	(32)	40.39
Shares forfeited	(6)	47.49
Unvested at December 31, 2022	96	$47.26

Unvested at January 1, 2023	96	$47.26
Shares awarded	38	63.04
Restrictions lapsed and shares released	(32)	43.88
Shares forfeited	(2)	51.79
Unvested at June 30, 2023	100	$54.18

Shares expected to be awarded for PSUs granted to executive officers of Bancorp, the three-year performance period for which began January 1 of the award year, are as follows:

	Vesting		Shares
Grant	period	Fair	expected to
year	in years	value	be awarded
2021	3	44.44	47,280
2022	3	48.48	36,349
2023	3	54.33	26,804

(20)	Derivative Financial Instruments

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

Bancorp had outstanding undesignated interest rate swap contracts as follows:

	Receiving		Paying
	June 30,	December 31,	June 30,	December 31,
(dollars in thousands)	2023	2022	2023	2022

Notional amount	$113,619	$132,831	$113,619	$132,831
Weighted average maturity (years)	6.5	7.1	6.5	7.1
Fair value	$9,717	$10,727	$9,726	$10,737

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

The following table details Bancorp’s derivative position designated as a cash flow hedge, and the related fair value:

				Fair value
(dollars in thousands)			Pay fixed	June 30,
Notional Amount	Maturity Date	Receive (variable) index	swap rate	2023
$100,000,000	2/6/2028	USD SOFR	3.27%	$2,911

(21)	Regulatory Matters

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

Additionally, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, Bancorp and the Bank must hold a 2.5% capital conservation buffer composed of Common Equity Tier 1 Risk-Based Capital above the minimum risk-based capital requirements for the Common Equity Tier 1 Risk-Based Capital ratio, Tier 1 Risk-Based Capital ratio and Total Risk-Based Capital ratio necessary to be considered adequately-capitalized. At June 30, 2023, the adequately-capitalized minimums, including the capital conservation buffer, were a 7.0% Common Equity Tier 1 Risk-Based Capital ratio, 8.5% Tier 1 Risk-Based Capital ratio and 10.5% Total Risk-Based Capital ratio. As all of Bancorp’s capital ratios were above the adequately-capitalized minimums, including the buffer, the Company was not subject to any such restrictions.

As a result of the CB acquisition, Bancorp became the 100% successor owner of the following unconsolidated trust subsidiaries: Commonwealth Statutory Trust III, Commonwealth Statutory Trust IV and Commonwealth Statutory Trust V. The sole assets of the trust subsidiaries represent the proceeds of offerings loaned in exchange for subordinated debentures with similar terms to the TPS. The TPS are treated as part of Tier 1 Capital. The subordinated note and related interest expense are included in Bancorp’s consolidated financial statements. The subordinated notes are currently redeemable at Bancorp’s option on a quarterly basis. As of June 30, 2023, subordinated notes added through the CB acquisition totaled $26 million.

Bancorp continues to exceed the regulatory requirements for all calculations. Bancorp and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB and the FDIC, in addition to the capital conservation buffer.

The following table sets forth consolidated Bancorp’s and the Bank’s risk based capital amounts and ratios:

(dollars in thousands)	Actual		Minimum for adequately capitalized		Minimum for well capitalized
June 30, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$810,283	12.78%	$507,231	8.00%	NA	NA
Bank	785,543	12.43	505,231	8.00	$631,914	10.00%

Common equity tier 1 risk-based capital (1)
Consolidated	710,237	11.20	285,318	4.50	NA	NA
Bank	711,497	11.26	284,361	4.50	410,744	6.50

Tier 1 risk-based capital (1)
Consolidated	736,237	11.61	380,424	6.00	NA	NA
Bank	711,497	11.26	379,148	6.00	505,531	8.00

Leverage
Consolidated	736,237	9.83	299,726	4.00	NA	NA
Bank	711,497	9.51	299,269	4.00	374,087	5.00

(dollars in thousands)	Actual		Minimum for adequately capitalized		Minimum for well capitalized
December 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$762,956	12.54%	$486,841	8.00%	NA	NA
Bank	732,688	12.08	485,314	8.00	$606,643	10.00%

Common equity tier 1 risk-based capital (1)
Consolidated	672,045	11.04	273,848	4.50	NA	NA
Bank	667,777	11.01	272,989	4.50	394,318	6.50

Tier 1 risk-based capital (1)
Consolidated	698,045	11.47	365,131	6.00	NA	NA
Bank	667,777	11.01	363,986	6.00	485,314	8.00

Leverage
Consolidated	698,045	9.33	299,329	4.00	NA	NA
Bank	667,777	8.95	298,600	4.00	373,250	5.00

(1)    Ratio is computed in relation to risk-weighted assets.

NA – Regulatory framework does not define “well-capitalized” for holding companies.

(22)	Segments

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

The majority of the net assets of Bancorp are involved in the commercial banking segment. As of June 30, 2023, goodwill totaling $194 million was recorded on Bancorp’s consolidated balance sheets, of which $172 million is attributed to the commercial banking segment and $22 million is attributed to WM&T. The portion of total goodwill attributed to WM&T relates entirely to the CB acquisition, which generated $67 million in total goodwill, $8.5 million of which was subsequently written off as a result of Bancorp selling its interest in LFA effective December 31, 2022. With the exception of goodwill attributed to WM&T through the CB acquisition, assets assigned to WM&T consist primarily of a CLI asset associated with the WM&T business added through the CB acquisition, net premises and equipment and a receivable related to fees earned that have not been collected.

Selected financial information by business segment follows:

	Three months ended June 30, 2023			Three months ended June 30, 2022
(in thousands)	Commercial Banking	WM&T	Total	Commercial Banking	WM&T	Total

Net interest income	$60,796	$133	$60,929	$56,888	$96	$56,984
Provision for credit losses	2,350	—	2,350	(200)	—	(200)
Wealth management and trust services	—	10,146	10,146	—	9,495	9,495
All other non-interest income	12,714	—	12,714	12,445	—	12,445
Non-interest expenses	39,877	5,923	45,800	38,876	5,799	44,675
Income before income tax expense	31,283	4,356	35,639	30,657	3,792	34,449
Income tax expense	7,030	945	7,975	6,724	823	7,547
Net income	24,253	3,411	27,664	23,933	2,969	26,902
Less net income attributed to NCI	—	—	—	108	—	108
Net income available to stockholders	$24,253	$3,411	$27,664	$23,825	$2,969	$26,794

Segment assets	$7,696,386	$36,166	$7,732,552	$7,550,846	$32,259	$7,583,105

	Six months ended June 30, 2023			Six months ended June 30, 2022
(in thousands)	Commercial Banking	WM&T	Total	Commercial Banking	WM&T	Total

Net interest income	$123,740	$261	$124,001	$105,541	$203	$105,744
Provision for credit losses	4,975	—	4,975	2,079	—	2,079
Wealth management and trust services	—	19,673	19,673	—	17,738	17,738
All other non-interest income	25,234	—	25,234	23,405	—	23,405
Non-interest expenses	79,477	11,637	91,114	90,566	10,406	100,972
Income before income tax expense	64,522	8,297	72,819	36,301	7,535	43,836
Income tax expense	14,307	1,800	16,107	7,357	1,635	8,992
Net income	50,215	6,497	56,712	28,944	5,900	34,844
Less net income attributed to NCI	—	—	—	144	—	144
Net income available to stockholders	$50,215	$6,497	$56,712	$28,800	$5,900	$34,700

Segment assets	$7,696,386	$36,166	$7,732,552	$7,550,846	$32,259	$7,583,105

(23)	Revenue from Contracts with Customers

All of Bancorp’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The table below presents Bancorp’s sources of non-interest income with items outside the scope of ASC 606 noted as such:

	Three months ended June 30, 2023			Three months ended June 30, 2022
(in thousands)	Commercial Banking	WM&T	Total	Commercial Banking	WM&T	Total
Wealth management and trust services	$—	$10,146	$10,146	$—	$9,495	$9,495
Deposit service charges	2,201	—	2,201	2,061	—	2,061
Debit and credit card income	4,712	—	4,712	4,748	—	4,748
Treasury management fees	2,549	—	2,549	2,187	—	2,187
Mortgage banking income (1)	1,030	—	1,030	1,295	—	1,295
Net investment product sales commissions and fees	800	—	800	731	—	731
Bank owned life insurance (1)	559	—	559	270	—	270
Gain (loss) on sale of premises and equipment (1)	(225)	—	(225)	(2)	—	(2)
Other (2)	1,088	—	1,088	1,155	—	1,155
Total non-interest income	$12,714	$10,146	$22,860	$12,445	$9,495	$21,940

	Six months ended June 30, 2023			Six months ended June 30, 2022
(Dollars in thousands)	Commercial Banking	WM&T	Total	Commercial Banking	WM&T	Total
Wealth management and
trust services	$—	$19,673	$19,673	$—	$17,738	$17,738
Deposit service charges	4,350	—	4,350	3,924	—	3,924
Debit and credit card income	9,194	—	9,194	8,867	—	8,867
Treasury management fees	4,867	—	4,867	4,091	—	4,091
Mortgage banking income (1)	2,068	—	2,068	2,298	—	2,298
Net investment product sales commissions and fees	1,554	—	1,554	1,338	—	1,338
Bank owned life insurance (1)	1,108	—	1,108	536	—	536
Gain (loss) on sale of premises and equipment (1)	(227)	—	(227)	(28)	—	(28)
Other(2)	2,320	—	2,320	2,379	—	2,379
Total non-interest income	$25,234	$19,673	$44,907	$23,405	$17,738	$41,143

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

WM&T provides customers fiduciary and investment management services as agreed upon in asset management contracts. The contracts require WM&T to provide a series of distinct services for which fees are earned over time. The contracts are cancellable upon demand with fees typically based upon the asset value of investments. Revenue is accrued and recognized monthly based upon month-end asset values and collected from the customer predominately in the following month except for a small percentage of fees collected quarterly. Incentive compensation related to WM&T activities is considered a cost of obtaining the contract. Contracts between WM&T and customers do not permit performance-based fees and accordingly, none of the fee income earned by WM&T is performance-based. Trust fees receivable were $3.6 million and $3.4 million at June 30, 2023 and December 31, 2022, respectively.

Net investment products sales commissions and fees represent the Bank’s share of transaction fees and wrap fees resulting from investment services and programs provided through an agent relationship with a third party broker-dealer. Transaction fees are assessed at the time of the transaction. Those fees are collected and recognized on a monthly basis. Trailing fees are based upon market values and are assessed, collected and recognized on a quarterly basis. Because the Bank acts as an agent in arranging the relationship between the customer and third party provider, and does not control the services rendered, investment product sales commissions and fees are reported net of related costs, including nominal incentive compensation, and trading activity charges of $438,000 and $395,000 for the six month periods ended June 30, 2023 and 2022.

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

Bancorp did not establish any contract assets or liabilities as a result of adopting ASC 606, nor were any recognized during the three months ended June 30, 2023.

(24)	Leases

Bancorp has operating leases for various locations with terms ranging from approximately one year to approximately 17 years, some of which include options to extend the leases in five-year increments. A total of four operating leases were added as a result of the CB acquisition in 2022. Options reasonably expected to be exercised are included in determination of the right-of-use asset. Bancorp elected to use a practical expedient to expense short-term lease obligations associated with leases with original terms of 12 months or less. Bancorp elected not to separate non-lease components from lease components for its operating leases. The right-of-use lease asset and operating lease liability are recorded in premises and equipment and other liabilities on the consolidated balance sheet.

Balance sheet, income statement and cash flow detail regarding operating leases follows:

(dollars in thousands)	June 30, 2023	December 31, 2022

Balance Sheet
Operating lease right-of-use asset	$18,120	$19,694
Operating lease liability	19,399	21,008

Weighted average remaining lease term (years)	8.7	9.0
Weighted average discount rate	2.61%	2.57%

Maturities of lease liabilities:
One year or less	$1,744	$3,453
Year two	3,385	3,293
Year three	2,805	2,739
Year four	2,297	2,339
Year five	2,148	2,245
Greater than five years	9,382	9,559
Total lease payments	$21,761	$23,628
Less imputed interest	2,362	2,620
Total	$19,399	$21,008

	Three months ended	Three months ended
(in thousands)	June 30, 2023	June 30, 2022
Income Statement
Components of lease expense:
Operating lease cost	$837	$792
Variable lease cost	68	58
Less sublease income	25	24
Total lease cost	$880	$826

	Six months ended	Six months ended
(in thousands)	June 30, 2023	June 30, 2022
Income Statement
Components of lease expense:
Operating lease cost	$1,677	$1,448
Variable lease cost	139	115
Less sublease income	50	48
Total lease cost	$1,766	$1,515

	Six months ended	Six months ended
(in thousands)	June 30, 2023	June 30, 2022
Cash flow Statement
Supplemental cash flow information:
Operating cash flows from operating leases	$2,126	$1,800

As of June 30, 2023, Bancorp had not entered into any lease agreements that had yet to commence.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

SYB, established in 1904, is a state-chartered non-member financial institution that provides services in Louisville, central, eastern and northern Kentucky, as well as the Indianapolis, Indiana and Cincinnati, Ohio markets through 72 full service banking center locations. The Bank is registered with, and subject to supervision, regulation and examination by the FDIC and the Kentucky Department of Financial Institutions.

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

On April 10, 2023, the IRS issued a proposed regulation that would potentially classify section 831(b) captive activity as a, “listed transaction,” and disallow the related tax benefits, both prospectively and retroactively, for a period of three years. At this time, due to the proposed nature of the regulation, it is uncertain as to the impact this development will have on future operations of the Captive.

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

Also as a result of its acquisition of Commonwealth Bancshares, Inc., Bancorp acquired a 60% interest in Landmark Financial Advisors, LLC (LFA), which is based in Bowling Green, Kentucky and provides wealth management services. Effective December 31, 2022, Bancorp’s partial interest in LFA was sold, resulting in a pre-tax loss of $870,000 recorded in other non-interest expense on the consolidated income statements for the quarter and year ended December 31, 2022. This acquired line of business was not within the Company’s geographic footprint and ultimately did not align with the Company’s long-term strategic model. Net income related to LFA and attributable to Bancorp’s 60% interest, excluding the pre-tax loss on disposition noted above, totaled $483,000 for the year ended December 31, 2022.

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

Recent Developments within the Banking Industry

On May 11, 2023, the FDIC approved a notice of proposed rulemaking regarding a special assessment aimed at recovering the cost associated with protecting uninsured depositors following the failures of Silicon Valley Bank and Signature bank earlier this year. At the time of the proposal, the FDIC estimated that these costs totaled approximately $16 billion.

Under the proposal, the base for the special assessment would be equal to an insured depository institution’s estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the institution’s first $5 billion of uninsured deposits. The special assessment would be collected at an annual rate of approximately 12.5 bps over eight quarterly assessment periods beginning with the first quarterly assessment period of 2024. However, the proposed rate is subject to change prior to any final rule depending on any adjustments to the estimate of losses, mergers or failures, or amendments to reported estimates of uninsured deposits. The proposed rule provides opportunity for public comment for 60 days following publication in the Federal Register. As such, a final ruling on the proposal is expected to be announced during the third quarter of 2023.

As proposed, Bancorp would not be subjected to the special assessment. It is estimated that a total of 113 banking organizations would be subject to the special assessment, with 95% of the special assessment expected to be paid by banking organizations with $50 billion or more in total assets. No banking organization with under $5 billion in total assets would be subject to the special assessment.

In response to the potential liquidity issues created by the bank failures noted above, and to restore confidence in the stability of the banking system, the FRB created the Bank Term Funding Program. This program serves as a funding source to any U.S. federally insured depository institution, offering collateral-based fixed-rate advances to eligible borrowers for a term of up to one year. Eligible institutions can request such advances under the program until at least March 11, 2024. As of June 30, 2023, Bancorp has made no request for an advance under this program.

Bancorp has not been directly impacted by the early 2023 bank failures. We remain well-capitalized and continue to monitor and manage our liquidity position to satisfy both daily operations and longer-term strategic needs. Bancorp regularly reviews contingency funding strategies and we believe we are well-equipped to handle future liquidity requirements. We will continue to monitor the developments surrounding the recent bank failures noted above, as well as trends within the financial markets generally, to ensure we remain prepared to address potential liquidity issues that may arise.

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

Overview – Operating Results (FTE)

The following table presents an overview of Bancorp’s financial performance for the three months ended June 30, 2023 and 2022:

(dollars in thousands, except per share data)			Variance
Three months ended June 30,	2023	2022	$/bp	%

Net income available to stockholders	$27,664	$26,794	$870	3%
Diluted earnings per share	$0.94	$0.91	$0.03	3%
ROA	1.46%	1.40%	6 bps	4%
ROE	13.87%	14.34%	(47) bps	-3%

Additional discussion follows under the section titled “Results of Operations.”

General highlights for the three months ended June 30, 2023 compared to June 30, 2022:

●

Net Income totaled $27.7 million for the three months ended June 30, 2023, resulting in diluted EPS of $0.94, compared to net income of $26.8 million for the three months ended June 30, 2022, which resulted in diluted EPS of $0.91. The three months ended June 30, 2022 represented the first full quarter of activity associated with the CB acquisition.

o

Solid results for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 were driven by strong loan growth, a significantly higher interest rate environment compared to the same period of the prior year and the continued growth of Bancorp’s diversified non-interest revenue streams.

o

An increase in the cost of funds stemming from deposit contraction and pricing pressure, as well as increased borrowing activity, hindered results for the second quarter of 2023 compared to the same period of the prior year.

●

Total loans (excluding PPP) increased $571 million, or 12%, compared to June 30, 2022, driven by significant organic growth over the past 12 months. Average loans (excluding PPP) increased $481 million, or 10%, for the three months ended June 30, 2023 compared to the same period of the prior year.

o

Bancorp’s ACL on loans increased $11 million, or 17%, compared to June 30, 2022, attributed mainly to the significant organic loan growth experienced over the last 12 months. Provision for credit losses on loans totaled $2.2 million for the three months ended June 30, 2023, compared to a negative provision of $700,000 for the three months ended June 30, 2022.

●

Deposit balances declined $341 million, or 5%, compared to June 30, 2022, as a result of inflationary pressures and rising rates, the latter of which has enticed depositors to seek higher-yielding alternatives. In addition, a portion the deposit decline experienced for the first half of 2023 was also driven by anticipated seasonal public funds runoff. While we have not seen fallout in our overall customer base, deposit competition and a higher interest rate environment has created NIM compression and we expect it will continue to do so throughout the rest of 2023.

o

As a result of deposit pricing pressure/competition, Bancorp has experienced a significant shift in the deposit mix, as non-interest bearing deposits and lower-yielding deposits have migrated to higher-yielding options, particularly time deposits. This shift has significantly increased Bancorp’s cost of deposits and overall cost of funds.

●	Net interest income (FTE) totaled $61.1 million for the three months ended June 30, 2023, representing an increase of $3.8 million, or 7%, compared to the three months ended June 30, 2022.
o

NIM increased 22 bps, or 7%, to 3.42% for the three months ended June 30, 2023 compared to the same period of the prior year, consistent with average balance sheet expansion and significant upward movement in the interest rate environment experienced over the past 12 months. However, rising funding costs, including an increase in the cost of deposits and increased borrowing activity, continues to place pressure on NIM.

●

Non-interest income increased $920,000, or 4%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, highlighted by quarterly records for WM&T fees and treasury management fees, in addition to higher BOLI income driven by the prior year purchase of an additional $30 million of BOLI assets.

●

Non-interest expenses increased $1.1 million, or 3%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. Non-interest expenses in general remain well-controlled and consistent with expansion, strong performance and continued investment in technology.

●

As of June 30, 2023, Bancorp continued to be “well-capitalized,” the highest regulatory capital rating for financial institutions, with all capital ratios experiencing growth compared to both December 31, 2022 and June 30, 2022. Total stockholders’ equity to total assets was 10.45% as of June 30, 2023, compared to 10.14% and 9.85% at December 31, 2022 and June 30, 2022, respectively. Tangible common equity to tangible assets was 7.87% at June 30, 2023, compared to 7.44% and 7.00% at December 31, 2022 and June 30, 2022, respectively.

The following table presents an overview of Bancorp’s financial performance for the six months ended June 30, 2023 and 2022:

(dollars in thousands, except per share data)			Variance
Six months ended June 30,	2023	2022	$/bp	%

Net income available to stockholders	$56,712	$34,700	$22,012	63%
Diluted earnings per share	$1.93	$1.22	$0.71	58%
ROA	1.51%	0.96%	55 bps	57%
ROE	14.50%	9.62%	488 bps	51%

Additional discussion follows under the section titled “Results of Operations.”

General highlights for the six months ended June 30, 2023 compared to June 30, 2022:

●

Net income totaled $56.7 million for the six months ended June 30, 2023, resulting in diluted EPS of $1.93, compared to net income of $34.7 million for the six months ended June 30, 2022, which resulted in diluted EPS of $1.22. The six months ended June 30, 2022 was significantly impacted by the CB acquisition.

o

Strong results for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 were driven by significant organic and acquisition-related growth, a significantly higher interest rate environment compared to the same period of the prior year and the continued growth of Bancorp’s diversified non-interest revenue streams.

o

An increase in the cost of funds stemming from deposit contraction and pricing pressure, as well as increased borrowing activity, had a substantial impact on results for the six months ended June 30, 2023 compared to the same period of the prior year.

o

Bancorp completed its acquisition of CB on March 7, 2022. At the time of acquisition and net of purchase accounting adjustments, CB had approximately $1.34 billion in total assets, $632 million in loans, $247 million in investment securities and $1.12 billion in deposits. The six months ended June 30, 2022 represented approximately four months of activity associated with the CB acquisition, including $19.5 million in merger expenses and $4.4 million in credit loss expense attributed to the acquired loan portfolio, which weighed heavily on results for the period.

●

Total loans (excluding PPP) increased $571 million, or 12%, compared to June 30, 2022, driven by significant organic growth over the past 12 months. Average loans (excluding PPP) increased $717 million, or 16%, for the six months ended June 30, 2023 compared to the same period of the prior year as a result of the previously mentioned organic growth in addition to the prior year acquisition.

o

Bancorp’s ACL on loans increased $11 million, or 17%, compared to June 30, 2022, attributed mainly to the significant organic loan growth experienced over the last 12 months. Provision for credit losses on loans totaled $4.4 million for the six months ended June 30, 2023, compared to $2.0 million for the six months ended June 30, 2022. While organic loan growth drove expense for the current year period, activity for the prior year period was driven by $4.4 million of expense related to the acquired loan portfolio, which was partially offset by the release of specific reserves on acquired loans that paid off during the period.

●

Deposit balances declined $341 million, or 5%, compared to June 30, 2022, as a result of inflationary pressures and rising rates, the latter of which has enticed depositors to seek higher-yielding alternatives. In addition, a portion the deposit decline experienced for the first half of 2023 was also driven by seasonal public funds runoff. While we have not seen fallout in our overall customer base, deposit competition and a higher interest rate environment has created NIM compression and we anticipate it will continue to do so throughout the rest of 2023.

o

As a result of deposit pricing pressure/competition, Bancorp has experienced a significant shift in the deposit mix, as non-interest bearing deposits and lower-yielding deposits have migrated to higher-yielding options, particularly time deposits. This shift has significantly increased Bancorp’s cost of deposits and overall cost of funds.

●	Net interest income (FTE) totaled $124.3 million for the six months ended June 30, 2023, representing an increase of $18.1 million, or 17%, compared to the six months ended June 30, 2022.
o

NIM increased 36 bps, or 11%, to 3.50% for the six months ended June 30, 2023 compared to the same period of the prior year, consistent with average balance sheet expansion and significant upward movement in the interest rate environment experienced over the past 12 months. However, rising funding costs, including a substantial increase in the cost of deposits and increased borrowing activity, has placed considerable pressure on NIM through the first six months of 2023.

●

Non-interest income increased $3.8 million, or 9%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, highlighted by record WM&T fees and treasury management fees, in addition to significant growth in most of Bancorp’s other non-interest income revenue streams, including higher BOLI income driven by the prior year purchase of an additional $30 million of BOLI assets. The prior year period did not include a full six months of activity stemming from the acquisition of CB, as the acquisition was completed on March 7, 2022.

●

Non-interest expenses declined $9.9 million, or 10%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The prior year period included $19.5 million of merger expenses associated with the CB acquisition. Non-interest expenses in general remain well-controlled and consistent with expansion, strong performance and continued investment in technology.

●

As of June 30, 2023, Bancorp continued to be “well-capitalized,” the highest regulatory capital rating for financial institutions, with all capital ratios experiencing growth compared to both December 31, 2022 and June 30, 2022. Total stockholders’ equity to total assets was 10.45% as of June 30, 2023, compared to 10.14% and 9.85% at December 31, 2022 and June 30, 2022, respectively. Tangible common equity to tangible assets was 7.87% at June 30, 2023, compared to 7.44% and 7.00% at December 31, 2022 and June 30, 2022, respectively.

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

Comparative information regarding net interest income follows:

(dollars in thousands)			Variance
As of and for the three months ended June 30,	2023	2022	$/bp	%

Net interest income	$60,929	$56,984	$3,945	7%
Net interest income (FTE)*	61,074	57,244	3,830	7%
Net interest spread (FTE)*	2.84%	3.14%	(30) bps	-10%
Net interest margin (FTE)*	3.42%	3.20%	22 bps	7%
Average interest earning assets	$7,171,094	$7,174,072	$(2,978)	0%
Average interest bearing liabilities	4,916,112	4,691,421	224,691	5%
Five year Treasury note rate at period end	4.13%	3.01%	112 bps	37%
Average five year Treasury note rate	3.69%	2.95%	74 bps	25%
Prime rate at period end	8.25%	4.75%	350 bps	74%
Average Prime rate	8.16%	3.93%	423 bps	108%
One month term SOFR at period end	5.14%	1.69%	345 bps	204%
Average one month term SOFR	5.04%	0.94%	410 bps	436%

(dollars in thousands)			Variance
As of and for the six months ended June 30,	2023	2022	$/bp	%

Net interest income	$124,001	$105,744	$18,257	17%
Net interest income (FTE)*	124,319	106,189	18,130	17%
Net interest spread (FTE)*	2.98%	3.09%	(11) bps	-4%
Net interest margin (FTE)*	3.50%	3.14%	36 bps	11%
Average interest earning assets	$7,162,736	$6,812,158	$350,578	5%
Average interest bearing liabilities	4,862,307	4,475,830	386,477	9%
Five year Treasury note rate at period end	4.13%	3.01%	112 bps	37%
Average five year Treasury note rate	3.75%	2.39%	136 bps	57%
Prime rate at period end	8.25%	4.75%	350 bps	74%
Average Prime rate	7.93%	3.61%	432 bps	120%
One month term SOFR at period end	5.14%	1.69%	345 bps	204%
Average one month term SOFR	4.82%	0.55%	427 bps	776%

*See table titled, "Average Balance Sheets and Interest Rates (FTE)" for detail of Net interest income (FTE).

NIM and net interest spread calculations above exclude the sold portion of certain participation loans, which totaled $4 million and $5 million at June 30, 2023 and December 31, 2022, respectively. These sold loans are on Bancorp’s balance sheet as required by GAAP because Bancorp retains some form of effective control; however, Bancorp receives no interest income on the sold portion. These participation loans sold are excluded from NIM and spread analysis, as Bancorp believes it provides a more accurate depiction of loan portfolio performance.

At June 30, 2023, Bancorp’s loan portfolio consisted of approximately 72% fixed and 28% variable rate loans. At inception, most of Bancorp’s fixed rate loans are priced in relation to the five year treasury. Bancorp’s variable rate loans are typically indexed to either Prime or SOFR, generally repricing as those rates change.

Prime rate, the five year Treasury note rate and one month term SOFR are included in the table above to provide a general indication of the interest rate environment in which Bancorp has operated during the past 12 months. The FRB took aggressive interest rate action in 2022, increasing the FFTR a total of 425 bps to a range of 4.25% - 4.50%. These increases ultimately took Prime to 7.50% as of December 31, 2022, marking its highest level since 2007.

During the first half of 2023, the FRB continued raising rates, albeit at a slower pace, increasing the FFTR a total 75 bps to a range of 5.00% - 5.25% as of June 30, 2023 via three separate 25 bps rate hikes. The FRB elected to pause rate hikes at their June 14, 2023 meeting in an effort to further evaluate the impact of recent policy decisions. As a result, Prime was 8.25% as of June 30, 2023.

The current economic outlook remains volatile, regularly changing as new economic data becomes available and the FRB’s efforts to control inflation continue. Current projections indicate a likelihood for an additional 25 bps increase in the FFTR during the third quarter of 2023, with the FFTR remaining at least at its current level through the end of the year. As a potential economic slowdown and recession looms, Bancorp expects ongoing pricing pressure/competition for both loans and deposits, changing levels of liquidity within the banking system and a severely inverted yield curve will continue to place pressure on NIM in the second half of 2023.

Net Interest Income (FTE) – Three months ended June 30, 2023 compared to June 30, 2022

Net interest spread (FTE) and NIM (FTE) were 2.84% and 3.42%, for the three months ended June 30, 2023, compared to 3.14% and 3.20% for the same period in 2022, respectively. Despite the period over period increase, NIM during the three months ended June 30, 2023 was significantly impacted by the following:

●

The rising interest rate environment that has evolved from the sustained, pandemic-driven lows experienced beginning in 2020. The FFTR was lowered to a range of 0% - 0.25% in March of 2020, which resulted in Prime dropping to 3.25%, where it remained until the FRB’s hike in mid-March 2022. The FFTR stood at a range of 5.00% - 5.25%, and Prime at 8.25%, as of June 30, 2023, as a result of aggressive interest rate action from the FRB over the past 12 months.

●

Intense pricing pressure/competition for deposits has driven a significant increase in the cost of funds and overall deposit contraction, as depositors seek higher yielding deposit alternatives and Bancorp’s borrowing activity has increased.

Net interest income (FTE) increased $3.8 million, or 7%, for the three months ended June 30, 2023 compared to the same period of 2022, driven by significant organic loan growth and the benefit of higher rates, which were able to outpace rising funding costs stemming from intense pricing pressure/competition for deposits and increased borrowing activity.

Total average interest earning assets were virtually flat for the three months ended June 30, 2023, as compared to the same period of 2022, as substantial average loan growth was offset by a significant decline in average FFS/interest bearing due from bank balances and a marginal decline in average investment securities. However, as a result of a significantly higher interest rate environment, the average rate earned on total interest earning assets climbed 133 bps to 4.65%.

●

Average total loan balances increased $441 million, or 9%, for the three months ended June 30, 2023, compared to the same period of 2022. Average non-PPP loan growth of $481 million, or 10%, was driven by strong organic growth, which was partially offset by a $40 million, or 83%, decline in average PPP loan balances resulting from continued pay down and forgiveness activity.

●

Average investment securities declined $23 million, or 1%, for the three months ended June 30, 2023 compared to the same period of 2022, the result of normal pay down and maturity activity. Investment in the securities portfolio has slowed considerably over the past 12 months, consistent with funding loan growth and a general industry-wide decline in liquidity.

●

Average FFS and interest bearing due from bank balances decreased $429 million, or 76%, for the three months ended June 30, 2023, as loan growth and deposit contraction led to lower levels of liquidity compared to the same period of the prior year.

Total interest income (FTE) increased $24.0 million, or 41%, to $83.1 million for the three months ended June 30, 2023, as compared to the same period of 2022.

●

Interest and fee income (FTE) on loans increased $21.6 million, or 43%, to $72.4 million for the three months ended June 30, 2023, compared to the same period of 2022, driven by significant organic growth in the non-PPP portfolio and the rising rate environment, which more than offset a $1.1 million, or 96%, decline in PPP-related income. The yield on the overall loan portfolio increased 129 bps to 5.49% for the three months ended June 30, 2023, compared to 4.20% for the same period of the prior year, while the yield on the non-PPP loan portfolio increased 135 bps compared to the prior year period, driven by the rising rate environment.

●

While average investment securities declined slightly, there was a $1.7 million increase in interest income (FTE) on the portfolio for the three months ended June 30, 2023 compared to the same period of 2022, driving a 36 bps increase in the corresponding yield on the portfolio. The increased yield on the investment securities portfolio was driven by the benefit of purchase activity made in the prior year once rates began to rise.

●

Interest income on FFS and interest bearing due from bank balances increased $551,000 for the three months ended June 30, 2023, as rising short-term interest rates more than offset a $429 million decline in corresponding average balances. The yield on these assets increased 426 bps to 5.06% for the three months ended June 30, 2023 compared to the same period of 2022, stemming from the dramatic increase in the FFTR over the past 12 months.

Total average interest bearing liabilities increased $225 million, or 5%, to $4.92 billion for the three-month period ended June 30, 2023 compared with the same period in 2022.

●

Average interest bearing deposits decreased $101 million, or 2%, for the three months ended June 30, 2023 compared to the same period in 2022, as a result of inflationary pressures and rising rates, the latter of which has driven customers to seek higher-yielding alternatives for excess cash. Partially offsetting the average interest bearing deposit decline was a $145 million increase in average time deposits attributed to Bancorp’s promotional time deposit offerings.

●

Consistent with the average interest bearing deposit decline noted above, average SSUAR balances decreased $27 million, or 19%, for the three months ended June 30, 2023 compared to the same period of 2022.

●

Average FHLB advances totaled $348 million for the three months ended June 30, 2023. Bancorp utilized overnight borrowings with the FHLB during the three months ended June 30, 2023 based on evolving liquidity needs. Bancorp also initiated a $100 million term advance in conjunction with five-year interest rate swap during the first quarter of 2023 in an effort to secure longer-term funding at a more favorable rate. No FHLB borrowings were utilized during the same period of the prior year.

●

Average subordinated debentures totaled $27 million for the three months ended June 30, 2023. These subordinated debentures were added as a result of the CB acquisition during the first quarter of 2022.

Total interest expense increased $20.0 million for the three months ended June 30, 2023 compared to the same period of 2022, driven by a significant rise in rates paid on deposits and increased borrowing activity. As a result, the cost of interest bearing liabilities increased 162 bps to 1.81% for the three months ended June 30, 2023 compared to the same period of 2022.

●

Total interest bearing deposit expense increased $15.3 million as a result of the aforementioned deposit rate increases, resulting in a 139 bps increase in the cost of interest bearing deposits. While the overall deposit mix continues to change, the Company also continues to see loyalty from our customer base. Bancorp expects pricing pressure/competition stemming from the rising rate environment to continue in the coming months.

●	SSUAR interest expense increased $319,000 for the three months ended June 30, 2023 compared to the same period of the prior year, consistent with the aforementioned rate increases.

●

Interest expense of $4.0 million was recorded in relation to FHLB borrowings for the three months ended June 30, 2023, driven by the increased borrowings activity previously noted. No FHLB borrowings were utilized for the three months ended June 30, 2023.

●

Interest expense totaling $545,000 was recorded for the three months ended June 30, 2023, as a result of the subordinated debentures added through the prior year acquisition, approximately $100,000 of which stems from purchase accounting-related mark-to-market amortization.

Net Interest Income (FTE) – Six months ended June 30, 2023 compared to June 30, 2022

Net interest spread (FTE) and NIM (FTE) were 2.98% and 3.50%, for the six months ended June 30, 2023, compared to 3.09% and 3.14% for the same period in 2022, respectively. Despite the period over period increase, NIM during the six months ended June 30, 2023 was significantly impacted by the following:

●

The rapidly rising interest rate environment that has evolved from the sustained, pandemic-driven lows experienced beginning in 2020. The FFTR was lowered to a range of 0% - 0.25% in March of 2020, which resulted in Prime dropping to 3.25%, where it remained until the FRB’s hike in mid-March 2022. The FFTR stood at a range of 5.00% - 5.25%, and Prime at 8.25%, as of June 30, 2023, as a result of aggressive interest rate action from the FRB over the past 12 months.

●

Substantial balance sheet expansion stemming from both organic growth and acquisition-related activity, which resulted in total average earning asset growth of $351 million, or 5%, and average interest-bearing liability expansion of $386 million, or 9%, for the six months ended June 30, 2023 compared to the same period of 2022.

●

Intense pricing pressure/competition for deposits has driven a significant increase in the cost of funds and overall deposit contraction, as depositors seek higher yielding deposit alternatives and Bancorp’s borrowing activity has increased.

Net interest income (FTE) increased $18.1 million, or 17%, for the six months ended June 30, 2023 compared to the same period of 2022, as a result of significant organic loan growth, investment in the securities portfolio, acquisition-related activity and the benefits of a rising interest rate environment.

Total average interest earning assets increased $351 million, or 5%, to $7.16 billion for the six months ended June 30, 2023, as compared to the same period of 2022, with the average rate earned on total interest earning assets climbing 134 bps to 4.58%.

●

Average total loan balances increased $649 million, or 14%, for the six months ended June 30, 2023, compared to the same period of 2022. Average non-PPP loan growth of $717 million, or 16%, was driven by strong organic growth and acquisition-related expansion, which was only partially offset by a $68 million, or 85%, decline in average PPP loan balances resulting from continued forgiveness activity.

●

Average investment securities grew $176 million, or 11%, for the six months ended June 30, 2023 compared to the same period of 2022, attributed to a combination of strategically deploying excess liquidity through further investment in 2022 and acquisition-related activity. Investment security purchases made during the six months ended June 30, 2023 were minimal.

●

Average FFS and interest bearing due from bank balances decreased $480 million, or 78%, for the six months ended June 30, 2023, as loan growth and deposit contraction have led to lower levels of liquidity compared to the same period of the prior year.

Total interest income (FTE) increased $53.3 million, or 49%, to $162.8 million for the six months ended June 30, 2023, as compared to the same period of 2022.

●

Interest and fee income (FTE) on loans increased $45.6 million, or 48%, to $141.3 million for the six months ended June 30, 2023, compared to the same period of 2022, driven by both organic and acquisition-related growth in the non-PPP portfolio and the rising rate environment, which more than offset a $3.8 million, or 95%, decline in PPP-related income. The yield on the overall loan portfolio increased 123 bps to 5.41% for the six months ended June 30, 2023, compared to 4.18% for the same period of the prior year, while the yield on the non-PPP loan portfolio increased 134 bps compared to the prior year period, driven by the rising rate environment.

●

Growth in average investment securities led to a $5.5 million increase in interest income (FTE) on the portfolio for the six months ended June 30, 2023 compared to the same period of 2022, driving a 47 bps, or 30%, increase in the corresponding yield on the portfolio. Substantial deployment of excess liquidity in 2022 benefitted the investment portfolio, as the yields earned on those purchases improved dramatically as rates began to rise last year.

●

Interest income on FFS and interest bearing due from bank balances increased $1.9 million for the six months ended June 30, 2023, as rising short-term interest rates more than offset a $480 million decline in related average balances. The yield on these assets increased 434 bps to 4.80% for the six months ended June 30, 2023 compared to the same period of 2022, stemming from the dramatic increase in the FFTR over the past 12 months.

Total average interest bearing liabilities increased $386 million, or 9%, to $4.86 billion for the six-month period ended June 30, 2023 compared with the same period in 2022, with the total average cost increasing 145 bps to 1.60%.

●

Average interest bearing deposits increased $114 million, or 3%, for the six months ended June 30, 2023 compared to the same period in 2022. This increase stems from an offsetting combination of the $1.12 billion in deposits added during the first quarter of 2022 in relation to the CBT acquisition and the deposit contraction Bancorp has experienced through the first half of 2023.

●

Average FHLB advances totaled $256 million for the six months ended June 30, 2023. Bancorp utilized overnight borrowings with the FHLB during the six months ended June 30, 2023 based on evolving liquidity needs. Bancorp also initiated a $100 million term advance in conjunction with an interest rate swap during the first quarter of 2023 in an effort to secure longer-term funding at a more favorable rate. No FHLB borrowings were utilized during the same period of the prior year.

●	Average subordinated debentures totaled $26 million for the six months ended June 30, 2023. These subordinated debentures were added as a result of the CB acquisition during the first quarter of 2022.

Total interest expense increased $35.2 million for the six months ended June 30, 2023 compared to the same period of 2022, driven largely by deposit rate increases and increased borrowing activity, and to a lesser extent, acquisition-related expansion. As a result, the cost of interest bearing liabilities increased 145 bps to 1.60% for the six months ended June 30, 2023 compared to the same period of 2022.

●

Total interest bearing deposit expense increased $27.6 million mainly as a result aforementioned deposit rate increases, resulting in a 125 bps increase in the cost of interest bearing deposits. While the overall deposit mix continues to change, the Company also continues to see loyalty from our customer base. Bancorp expects pricing pressure/competition stemming from the rising rate environment to continue the coming months.

●	SSUAR interest expense increased $758,000 for the six months ended June 30, 2023 compared to the same period of the prior year, consistent with interest rate increases.

●

Interest expense of $5.7 million was recorded in relation to FHLB borrowings for the six months ended June 30, 2023, driven by the increased borrowing activity previously noted. No FHLB borrowings were utilized for the six months ended June 30, 2023.

●

Interest expense totaling $1.1 million was recorded for the six months ended June 30, 2023, as a result of the subordinated debentures added through the prior year acquisition, approximately $200,000 of which stems from purchase accounting-related mark-to-market amortization.

Average Balance Sheets and Interest Rates (FTE) – Three-Month Comparison

	Three months ended June 30,
	2023			2022
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:
Federal funds sold and interest bearing due from banks	$131,958	$1,664	5.06%	$561,101	$1,113	0.80%
Mortgage loans held for sale	8,420	77	3.67	11,303	50	1.77
Investment securities:
Taxable	1,632,337	8,299	2.04	1,648,014	6,805	1.66
Tax-exempt	86,708	496	2.29	93,830	533	2.28
Total securities	1,719,045	8,795	2.05	1,741,844	7,338	1.69

Federal Home Loan Bank stock	25,074	275	4.40	13,811	102	2.96

SBA Paycheck Protection Program (PPP) loans	8,323	51	2.46	48,364	1,156	9.59
Non-PPP loans	5,278,274	72,346	5.50	4,797,649	49,609	4.15
Total loans	5,286,597	72,397	5.49	4,846,013	50,765	4.20

Total interest earning assets	7,171,094	83,208	4.65	7,174,072	59,368	3.32

Less allowance for credit losses on loans	77,884			67,939

Non-interest earning assets:
Cash and due from banks	78,977			99,033
Premises and equipment, net	103,645			114,287
Bank owned life insurance	85,449			53,438
Goodwill	194,074			202,524
Accrued interest receivable and other	39,546			75,917

Total assets	$7,594,901			$7,651,332

Interest bearing liabilities:
Deposits:
Interest bearing demand	$2,218,096	$7,784	1.41%	$2,248,410	$984	0.18%
Savings	495,644	323	0.26	575,610	51	0.04
Money market	1,028,302	4,594	1.79	1,163,546	460	0.16
Time	672,557	4,380	2.61	527,997	275	0.21
Total interest bearing deposits	4,414,599	17,081	1.55	4,515,563	1,770	0.16

Securities sold under agreements to repurchase	113,051	376	1.33	140,169	57	0.16
Federal funds purchased	13,602	170	5.01	9,578	19	0.80
Federal Home Loan Bank advances	348,352	3,962	4.56	—	—	0.00
Subordinated debentures	26,508	545	8.25	26,111	278	4.27

Total interest bearing liabilities	4,916,112	22,134	1.81	4,691,421	2,124	0.18

Non-interest bearing liabilities:
Non-interest bearing demand deposits	1,781,338			2,123,895
Accrued interest payable and other	97,565			86,571

Total liabilities	6,795,015			6,901,887

Stockholders’ equity	799,886			749,445
Total liabilities and stockholders' equity	$7,594,901			$7,651,332

Net interest income		$61,074			$57,244

Net interest spread			2.84%			3.14%

Net interest margin			3.42%			3.20%

Average Balance Sheets and Interest Rates (FTE) – Six-Month Comparison

	Six months ended June 30,
	2023			2022
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:
Federal funds sold and interest bearing due from banks	$136,369	$3,245	4.80%	$615,878	$1,395	0.46%
Mortgage loans held for sale	7,446	118	3.20	9,974	74	1.50
Investment securities:
Taxable	1,649,093	16,745	2.05	1,492,123	11,485	1.55
Tax-exempt	87,641	1,016	2.34	68,750	786	2.31
Total securities	1,736,734	17,761	2.06	1,560,873	12,271	1.59

Federal Home Loan Bank stock	20,311	440	4.37	12,169	156	2.59

SBA Paycheck Protection Program (PPP) loans	11,746	190	3.26	80,070	3,978	10.02
Non-PPP loans	5,250,130	141,094	5.42	4,533,194	91,663	4.08
Total loans	5,261,876	141,284	5.41	4,613,264	95,641	4.18

Total interest earning assets	7,162,736	162,848	4.58	6,812,158	109,537	3.24

Less allowance for credit losses on loans	76,678			62,020

Non-interest earning assets:
Cash and due from banks	78,969			95,155
Premises and equipment, net	104,005			100,250
Bank owned life insurance	85,179			53,308
Goodwill	194,074			178,573
Accrued interest receivable and other	38,926			86,999

Total assets	$7,587,211			$7,264,423

Interest bearing liabilities:
Deposits:
Interest bearing demand	$2,258,717	$14,534	1.30%	$2,192,609	$1,633	0.15%
Savings	510,197	663	0.26	521,754	106	0.04
Money market	1,072,393	8,756	1.65	1,123,973	650	0.12
Time	605,887	6,627	2.21	494,817	552	0.22
Total interest bearing deposits	4,447,194	30,580	1.39	4,333,153	2,941	0.14

Securities sold under agreements to repurchase	117,525	832	1.43	115,761	74	0.13
Federal funds purchased	14,915	347	4.69	9,784	22	0.45
Federal Home Loan Bank advances	256,215	5,696	4.48	—	—	—
Subordinated debentures	26,458	1,074	8.19	17,132	311	3.66

Total interest bearing liabilities	4,862,307	38,529	1.60	4,475,830	3,348	0.15

Non-interest bearing liabilities:
Non-interest bearing demand deposits	1,829,554			1,971,525
Accrued interest payable and other	106,568			89,824

Total liabilities	6,798,429			6,537,179

Stockholders’ equity	788,782			727,244
Total liabilities and stockholders' equity	$7,587,211			$7,264,423

Net interest income		$124,319			$106,189

Net interest spread			2.98%			3.09%

Net interest margin			3.50%			3.14%

Supplemental Information - Average Balance Sheets and Interest Rates (FTE)

●

Average loan balances include the principal balance of non-accrual loans, as well as unearned income such as loan premiums, discounts, fees/costs and exclude participation loans accounted for as secured borrowings. Participation loans averaged $5 million for both the three and six month periods ended June 30, 2023 and 2022, respectively.

●

Interest income on a FTE basis includes additional amounts of interest income that would have been earned if investments in certain tax-exempt interest earning assets had been made in assets subject to federal taxes yielding the same after-tax income. Interest income on municipal securities and tax-exempt loans has been calculated on a FTE basis using a federal income tax rate of 21%. Approximate tax equivalent adjustments to interest income were $145,000 and $260,000 for the three-month periods ended June 30, 2023 and 2022, respectively, and $318,000 and $445,000 for the six-month periods ended June 30, 2023 and 2022, respectively.

●

Interest income includes loan fees of $1.1 million ($51,000 associated with the PPP) and $2.9 million ($1.2 million associated with the PPP) for the three-month periods ended June 30, 2023 and 2022, respectively, and $3.0 million ($190,000 associated with the PPP) and $6.7 million ($4.0 million associated with the PPP) for the six-month periods ended June 30, 2023 and 2022, respectively. Interest income on loans may be materially impacted by the level of prepayment fees collected and accretion related to purchased loans.

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

The results of the interest rate sensitivity analysis performed as of June 30, 2023 were derived from the conservative assumptions Bancorp uses in the model, particularly in relation to deposit betas, which measure how responsive management’s deposit repricing may be to changes in market rates and are based on historical data. Management uses different betas in the rising and falling rate scenarios in an effort to best simulate expected earnings trends. The results presented below reflect an interest rate sensitivity analysis that incorporates a deposit beta of approximately 60% for the rising rate scenarios and 30% for falling rate scenarios, respectively. While the beta’s experienced since rates began to rise in the first quarter of 2022 were significantly below the 60% beta used in the model, the Company anticipates the future rising rate scenario betas to return to the historic averages. The 30% beta used in the falling rate scenario is the result of management’s expectations of deposit rate decreases given the rate changes experienced since the first quarter of 2022.

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

	Change in Rates
	-300	-200	-100	+100	+200
	Basis Points	Basis Points	Basis Points	Basis Points	Basis Points
% Change from base net interest income at June 30, 2023	-6.28%	-4.04%	-1.78%	-2.46%	-4.95%

Bancorp’s loan portfolio is currently composed of approximately 72% fixed and 28% variable rate loans, with the fixed rate portion pricing generally based on a spread to the five year treasury curve at the time of origination and the variable portion pricing based on an on-going spread to Prime (approximately 63%) or one month LIBOR/SOFR (approximately 37%).

In July 2017, the Financial Conduct Authority (the “FCA”), the authority regulating LIBOR, along with various other regulatory bodies, announced that LIBOR would likely be discontinued at the end of 2021. Subsequent to that announcement, in November 2020, the FCA announced that many tenors of LIBOR would continue to be published through June 2023. Subsequent to this, Bank regulators instructed banks to discontinue new originations referencing LIBOR as soon as possible, but no later than December 2021. Effective December 31, 2021, LIBOR is no longer used to issue new loans in the U.S. It has been replaced primarily by SOFR, which is considered to be a more accurate and secure pricing benchmark. Bancorp did not experience any operational issues associated with reference rate reform.

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

As of June 30, 2023, the Company had approximately $116 million in loans and interest rate derivative contracts of $114 million (notional amount) that reference LIBOR. Each of the LIBOR-referenced amounts discussed above will vary in future periods as current contracts expire with potential replacement contracts using either LIBOR or an alternative reference rate. The Company now utilizes SOFR as the replacement for LIBOR. The Company had $452 million in loans that were indexed to SOFR at June 30, 2023.

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

Provision for Credit Losses

Provision for credit losses on loans at June 30, 2023 represents the amount of expense that, based on Management’s judgment, is required to maintain the ACL for loans at an appropriate level under the CECL model. The determination of the amount of the ACL for loans is complex and involves a high degree of judgment and subjectivity. See the Footnote titled “Basis of Presentation and Summary of Significant Accounting Policies” in Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2022 for detailed discussion regarding Bancorp’s ACL methodology by loan segment.

An analysis of the changes in the ACL for loans, including provision, and selected ratios follow:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2023	2022	2023	2022

Beginning balance	$75,673	$67,067	$73,531	$53,898
Acquisition - PCD loans (goodwill adjustment)	-	-	-	9,950
Adjusted beginning balance	75,673	67,067	73,531	63,848

Provision for credit losses on loans	2,150	(700)	4,400	(2,450)
Provision for credit losses on loans - acquired loans	-	-	-	4,429
Total provision for credit losses on loans	2,150	(700)	4,400	1,979

Total charge-offs	(320)	(370)	(690)	(779)
Total recoveries	207	365	469	1,314
Net loan (charge-offs) recoveries	(113)	(5)	(221)	535
Ending balance	$77,710	$66,362	$77,710	$66,362

Average total loans	$5,286,597	$4,846,013	$5,261,879	$4,613,264

Provision for credit losses on loans to average total loans (1)	0.04%	-0.01%	0.08%	0.04%
Net loan (charge-offs) recoveries to average total loans (1)	0.00%	0.00%	0.00%	0.01%
ACL for loans to total loans	1.43%	1.36%	1.43%	1.36%
ACL for loans to total loans (excluding PPP) (2)	1.44%	1.37%	1.44%	1.37%
ACL for loans to average total loans	1.47%	1.37%	1.48%	1.44%

(1) Ratios are not annualized
(2) See the section titled “Non-GAAP Financial Measures” for reconcilement of Non-GAAP to GAAP measures

The ACL for loans totaled $78 million as of June 30, 2023 compared to $66 million at June 30, 2022, representing an ACL to total loans ratio of 1.43% and 1.36% for the respective periods. The ACL to loans (excluding PPP loans) was 1.44% at June 30, 2023 compared to 1.37% at June 30, 2022. Based on the 100% SBA guarantee of the PPP loan portfolio, which totaled $7 million at June 30, 2023 and $37 million at June 30, 2022, Bancorp did not reserve for potential losses for these loans within the ACL. See the section titled “Non-GAAP Financial Measures” for reconcilement of non-GAAP to GAAP measures.

Provision of $2.2 million and $4.4 million was recorded to provision for credit losses on loans for the three and six month periods ended June 30, 2023, respectively. While credit quality remains strong, provision expense for the first half of 2023 was driven by strong loan growth, the establishment of a $1.4 million specific reserve for a large C&I relationship, and qualitative factor adjustments associated with the rising rate environment. Further, net charge off activity for the three and six months ended June 30, 2023 totaled $113,000 and $221,000, respectively, serving to slightly reduce the ACL for loans.

Negative provision (excluding acquisition-related activity) of $700,000 and $2.5 million was recorded for the three and six months ended June 30, 2022, respectively, as the release of approximately $3.0 million in specific reserves relating to acquired individual loans, more than offset the increased expense associated with negative economic forecast updates, including deterioration of the unemployment forecast. These loans paid off during the second quarter of 2022 with no loss or charge-off realized by Bancorp. However, credit loss expense recorded in the first quarter for the loan portfolio acquired from CB, which totaled $4.4 million, counteracted the negative provision activity noted above, resulting in total provision for credit losses on loans of $2.1 million for the six month ended June 30, 2022.

In addition to the provision activity noted above for the prior year period, the ACL for loans was also increased $10 million during the first quarter of 2022, as a result of the PCD loan portfolio added through the CB acquisition, with the corresponding offset recorded to goodwill (as opposed to provision expense).

While separate from the ACL for loans and recorded in other liabilities on the consolidated balance sheets, the ACL for off balance sheet credit exposures also experienced an increase between December 31, 2022 and June 30, 2023. Provision for credit loss expense for off balance sheet credit exposures of $200,000 and $575,000 was recorded for the three and six months ended June 30, 2023, driven by a decline in C&I utilization and increased availability stemming from the addition of new lines of credit. The ACL for off balance sheet credit exposures was $5 million as of June 30, 2023.

Provision for credit loss expense for off balance sheet credit exposures (excluding acquisition-related activity) of $500,000 and $100,000 was recorded for the three and six months ended June 30, 2022. The expense recorded for the three months ended June 30, 2022 was driven largely by the addition of new lines of credit within the C&D portfolio, off setting the $400,000 of negative provision recorded during the First quarter of 2022. The ACL for off balance sheet credit exposures was also increased $500,000 during the First quarter of 2022 as a result of the CB acquisition with the offset recorded to goodwill (as opposed to provision expense). The ACL for off balance sheet credit exposures was $4 million as of June 30, 2022.

Bancorp’s loan portfolio is well-diversified with no significant concentrations of credit. Geographically, most loans are extended to borrowers in Louisville, central, eastern and northern Kentucky, as well as the Indianapolis, Indiana and Cincinnati, Ohio metropolitan markets. The adequacy of the ACL is monitored on an ongoing basis and it is the opinion of management that the balance of the ACL at June 30, 2023 is adequate to absorb probable losses inherent in the loan portfolio as of the financial statement date.

Non-interest Income

	Three months ended June 30,				Six months ended June 30,
(dollars in thousands)	2023	2022	$ Variance	% Variance	2023	2022	$ Variance	% Variance

Wealth management and trust services	$10,146	$9,495	$651	7%	$19,673	$17,738	$1,935	11%
Deposit service charges	2,201	2,061	140	7	4,350	3,924	426	11
Debit and credit card income	4,712	4,748	(36)	(1)	9,194	8,867	327	4
Treasury management fees	2,549	2,187	362	17	4,867	4,091	776	19
Mortgage banking income	1,030	1,295	(265)	(20)	2,068	2,298	(230)	(10)
Net investment product sales commissions and fees	800	731	69	9	1,554	1,338	216	16
Bank owned life insurance	559	270	289	107	1,108	536	572	107
Gain (loss) on sale of premises and equipment	(225)	(2)	(223)	11,150	(227)	(28)	(199)	711
Other	1,088	1,155	(67)	(6)	2,320	2,379	(59)	(2)
Total non-interest income	$22,860	$21,940	$920	4%	$44,907	$41,143	$3,764	9%

Total non-interest income increased $920,000, or 4%, and $3.8 million, or 9%, for the three and six month periods ended June 30, 2023 compared to the same period of 2022, respectively. Non-interest income comprised 27.3% and 26.6% of total revenues, defined as net interest income and non-interest income, for the three and six month periods ended June 30, 2023 compared to 27.8% and 28.0% for the same period of 2022. WM&T services comprised 44.4% and 43.8% of total non-interest income for the three and six month periods ended June 30, 2023 compared to 43.3% and 43.1% for the same periods of 2022. While strong organic growth has been experienced across most non-interest income revenue streams over the past 12 months, acquisition-related activity accounts for a large portion of the increase for the six months ended June 30, 2023 compared to the same period of 2022, as the prior year period only included approximately four months of activity related to the CB acquisition.

WM&T Services:

The magnitude of WM&T revenue distinguishes Bancorp from other community banks of similar asset size. WM&T revenue increased $651,000, or 7%, and $1.9 million, or 11%, for the three and six month periods ended June 30, 2023, as compared with the same period of 2022, consistent with new business development, strong equity market performance through the first half of 2023 and to a lesser extent, acquisition-related activity.

Recurring fees earned for managing accounts are based on a percentage of market value of AUM and are typically assessed on a monthly basis. Recurring fees, which generally comprise the vast majority of WM&T revenue, increased $548,000, or 6%, and $1.8 million, or 10%, for the three and six month periods ended June 30, 2023, as compared with the same periods of 2022. The increase was driven largely by new business development and the previously mentioned positive returns from the equity markets for the three and six months ended June 30, 2023. Further, the six months ended June 30, 2022 included only four months of activity stemming from the CB acquisition, which added AUM $2.65 billion as of the acquisition date.

A portion of WM&T revenue, most notably executor and certain employee benefit plan-related fees, are non-recurring in nature and the timing of these revenues corresponds with the related administrative activities. For this reason, such fees are subject to greater period over period fluctuation. Total non-recurring fees increased $104,000 and $158,000 for the three and six month periods ended June 30, 2023, as compared with the same periods of 2022, which was driven mainly by higher estate fees earned.

AUM, stated at market value, totaled $6.98 billion at June 30, 2023 compared with $6.56 billion at June 30, 2022 and $6.59 billion at December 31, 2022. The increase in AUM between June 30, 2022 and June 30, 2023 is attributed to equity market appreciation and net new business growth experienced through the first half of 2023.

Contracts between WM&T and their customers do not permit performance-based fees and accordingly, none of the WM&T revenue is performance based. Management believes the WM&T department will continue to factor significantly in Bancorp’s financial results and provide strategic diversity to revenue streams.

Detail of WM&T Service Income by Account Type:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022

Investment advisory	$3,973	$3,157	$7,655	$6,572
Personal trust	3,653	3,919	7,015	6,297
Personal investment retirement	1,706	1,235	3,386	2,874
Company retirement	378	325	740	767
Foundation and endowment	286	229	569	490
Custody and safekeeping	85	36	171	100
Insurance services	3	8	8	48
Other	62	586	129	590

Total WM&T services income	$10,146	$9,495	$19,673	$17,738

The preceding table demonstrates that WM&T fee revenue is concentrated within investment advisory and personal trust accounts. WM&T fees are predominantly based on AUM and tailored for individual/company accounts and/or relationships with fee structures customized based on account type and other factors with larger relationships paying a lower percentage of AUM in fees. For example, recurring AUM fee structures are in place for investment management, irrevocable and revocable trusts, personal investment retirement accounts and accounts holding only fixed income securities. WM&T also provides company retirement plan services, which can consist of a one-time conversion fee with recurring AUM fees to follow. While there are also fee structures for estate settlements, income received is typically non-recurring in nature. Fee structures are agreed upon at the time of account opening and any subsequent revisions are communicated in writing to the customer. WM&T fees earned are not performance-based nor are they based on investment strategy or transactions. Bancorp also earns management fees on in-house investments funds acquired from CB.

Assets Under Management by Account Type:

AUM (not included on balance sheet) increased from $6.59 billion at December 31, 2022 to $6.98 billion at June 30, 2023 as follows:

	June 30, 2023			December 31, 2022
(in thousands)	Managed	Non-managed (1)	Total	Managed	Non-managed (1)	Total
Investment advisory	$2,395,338	$62,548	$2,457,886	$2,249,017	$63,691	$2,312,708
Personal trust	1,828,645	523,350	2,351,995	1,744,522	474,373	2,218,895
Personal investment retirement	816,995	31,897	848,892	756,126	27,065	783,191
Company retirement	55,903	551,216	607,119	52,891	524,568	577,459
Foundation and endowment	474,137	7,450	481,587	428,018	8,219	436,237

Subtotal	$5,571,018	$1,176,461	$6,747,479	$5,230,574	$1,097,916	$6,328,490
Custody and safekeeping	—	228,822	228,822	—	256,791	256,791

Total	$5,571,018	$1,405,283	$6,976,301	$5,230,574	$1,354,707	$6,585,281

(1) Non-managed assets represent those for which the WM&T department does not hold investment discretion.

As of June 30, 2023 and December 31, 2022, approximately 80% and 79%, respectively, of AUM were actively managed. Company retirement plan accounts consist primarily of participant-directed assets. The amount of custody and safekeeping accounts are insignificant.

Managed Trust Assets under Management by Class of Investment:

(in thousands)	June 30, 2023	December 31, 2022

Interest bearing deposits	$258,628	$185,080
Treasury and government agency obligations	231,154	176,917
State, county and municipal obligations	232,488	201,038
Money market mutual funds	96,791	108,751
Equity mutual funds	1,176,177	1,125,540
Other mutual funds - fixed, balanced and municipal	571,407	583,713
Other notes and bonds	194,164	209,178
Common and preferred stocks	2,341,466	2,180,390
Common trust funds and collective investment funds	116,758	114,458
Real estate mortgages	571	774
Real estate	40,683	57,297
Other miscellaneous assets (1)	310,731	287,438

Total managed assets	$5,571,018	$5,230,574

(1)	Includes client directed instruments including rights, warrants, annuities, insurance policies, unit investment trusts, and oil and gas rights.

Managed assets are invested in instruments for which market values can be readily determined, the majority of which are sensitive to market fluctuations and consist of approximately 63% in equities and 37% in fixed income securities as of both June 30, 2023 and December 31, 2022. This composition has remained relatively consistent from period to period.

Additional Sources of Non-interest income:

Deposit service charges, which consist of non-sufficient funds charges and to a lesser extent, other activity based charges, increased $140,000, or 7%, and $426,000, or 11%, for the three and six month periods ended June 30, 2023, as compared with the same periods of 2022. While both organic and acquisition-related expansion drove the increases noted above, an industry-wide decline in the volume of fees earned on overdrawn checking accounts has been experienced over the past several years. This trend has been driven by lower check presentment volume, which has in turn led to fewer overdrawn accounts in general. Further, Bancorp anticipates that future growth of this revenue stream could be significantly impacted by changing industry practices. Bancorp could be faced with strategic decisions surrounding deposit-related service charges in the future, which could negatively impact the contributions made by this, or similar, revenue streams.

Debit and credit card income consists of interchange revenue, ancillary fees and incentives received from card processors. Debit and credit card revenue decreased $36,000, or 1%, and increased $327,000, or 4%, for the three and six month periods ended June 30, 2023, as compared with the same periods of 2022. The decrease for the three month period stems largely from interchange rate compression while the increase for the six month period stems from both organic and acquisition-related expansion, which served to offset the previously mentioned interchange rate compression. Total debit card income decreased $8,000, or less than 1%, and increased $189,000, or 3%, and total credit card income decreased $28,000, or 2%, and increased $138,000, or 5%, for the three and six month periods ended June 30, 2023, compared the same periods of the prior year. While Bancorp generally expects this revenue stream to grow with continued expansion of the customer base, interchange rate compression and any potential fluctuation in business and consumer spend levels could serve as challenges to future growth.

Treasury management fees primarily consist of fees earned for cash management services provided to commercial customers. This category continues to stand out as a consistent, growing source of revenue for Bancorp and increased $362,000, or 17%, and $776,000, or 19%, for the three and six month periods ended June 30, 2023, as compared with the same periods of 2022, driven by organic and acquisition-related expansion, increased transaction volume and new product sales. Bancorp anticipates this income category will continue to increase based on continued customer base growth and the expanding suite of services offered within Bancorp’s treasury management platform.

Mortgage banking income primarily includes gains on sales of mortgage loans and net loan servicing income offset by MSR amortization. Bancorp’s mortgage banking department predominantly originates residential mortgage loans to be sold in the secondary market, primarily to FNMA and FHLMC. Bancorp offers conventional, VA, FHA and GNMA financing for purchases and refinances, as well as programs for first-time homebuyers. Interest rates on mortgage loans directly influence the volume of business transacted by the mortgage-banking department. Mortgage banking revenue decreased $265,000, or 20%, and $230,000, or 10%, for the three and six month periods ended June 30, 2023, as compared with the same periods of 2022, driven by an overall decline in volumes stemming from higher interest rates and generally low housing inventory compared to prior periods.

Net investment product sales commissions and fees are generated primarily on stock, bond and mutual fund sales, as well as wrap fees earned on brokerage accounts. Wrap fees represent charges for investment programs that bundle together a suite of services, such as brokerage, advisory, research and management and are based on a percentage of account assets. Bancorp deploys its financial advisors primarily through its branch network via an arrangement with a third party broker-dealer, while larger managed accounts are serviced by Bancorp’s WM&T Department. Net investment product sales commissions and fees increased $69,000, or 9%, and $216,000, or 16%, for the three and six month periods ended June 30, 2023, as compared with the same periods of 2022, driven by organic and acquisition-related growth, the latter of which included the addition of three financial advisors, and increased trading activity associated with general market volatility.

BOLI assets represent the cash surrender value of life insurance policies on certain active and non-active employees who have provided consent for Bancorp to be the beneficiary for a portion of such policies. The related change in cash surrender value and any death benefits received under the policies are recorded as non-interest income. This income serves to offset the cost of various employee benefits. During the third quarter of 2022, Bancorp purchased an additional $30 million of BOLI assets in an effort to diversify investment of excess liquidity, bringing total BOLI assets to $86 million as of June 30, 2023. BOLI income increased $289,000 and $572,000 for the three and six month periods ending June 30, 2023 compared to the same periods of the prior year, which was attributed mainly to the additional prior year investment noted above in addition to general market appreciation within the policy plans during the first half of 2023.

The $225,000 loss on sale of premises and equipment recorded for the three months ended June 30, 2023 relates to the disposal of assets associated with the sale of Bancorp’s former operations center. During the first quarter of 2023, Bancorp completed the sale of certain acquired properties that overlapped with existing locations, recording a net loss of $2,000 as a result. Prior year activity was the result of fixed asset disposals occurring through the normal course of business.

Other non-interest income decreased $67,000, or 6%, and $59,000, or 2%, for the three and six month periods ended June 30, 2023 compared with the same periods of 2022. The decrease was driven largely the disposition of Bancorp’s partial interest in LFA effective December 31, 2022, which contributed $541,000 and $731,000 of other non-interest income for the three and six month periods ended June 30, 2022. However, largely offsetting the loss of the LFA contribution for the three and six month periods ended June 30, 2023 were positive returns from insurance policies outside of Bancorp’s BOLI portfolio and increased income from the insurance captive.

Non-interest Expenses

	Three months ended June 30,				Six months ended June 30,
(dollars in thousands)	2023	2022	$ Variance	% Variance	2023	2022	$ Variance	% Variance

Compensation	$22,107	$22,204	$(97)	(0)%	$44,003	$40,173	$3,830	10%
Employee benefits	5,061	4,429	632	14	10,114	8,968	1,146	13
Net occupancy and equipment	3,514	3,663	(149)	(4)	7,413	6,688	725	11
Technology and communication	4,219	3,984	235	6	8,470	7,403	1,067	14
Debit and credit card processing	1,706	1,665	41	2	3,125	3,002	123	4
Marketing and business development	1,784	1,445	339	23	2,879	2,217	662	30
Postage, printing and supplies	889	825	64	8	1,763	1,558	205	13
Legal and professional	819	1,027	(208)	(20)	1,616	1,677	(61)	(4)
FDIC insurance	779	536	243	45	1,914	1,181	733	62
Amortization of investments in tax credit partnerships	324	89	235	264	647	177	470	266
Capital and deposit based taxes	607	582	25	4	1,246	1,100	146	13
Merger expenses	-	-	-	0	-	19,500	(19,500)	(100)
Intangible amortization	1,172	1,611	(439)	(27)	2,352	2,324	28	1
Other	2,819	2,615	204	8	5,572	5,004	568	11
Total non-interest expenses	$45,800	$44,675	$1,125	3%	$91,114	$100,972	$(9,858)	(10)%

Total non-interest expenses increased $1.1 million, or 3%, and decreased $9.9 million, or 10%, for the three and six month periods ended June 30, 2023 compared to the same periods of 2022. The increase for the three month period is consistent with the organic and acquisition-related growth experienced over the past year, while the decrease for the six month period was driven by one-time merger expenses associated with completion of the CB acquisition during the first quarter of 2022. Compensation and employee benefits comprised 59.3% and 59.4% of Bancorp’s total non-interest expenses for the three and six month periods ended June 30, 2023, compared to 59.6% and 48.7% for the same periods of 2022. Excluding merger expenses, compensation and employee benefits comprised 60.3% for the six month period ended June 30, 2022. The six months ended June 30, 2022 only included approximately four months of activity associated with the CB acquisition.

Compensation, which includes salaries, incentives, bonuses and stock based compensation, decreased $97,000, or less than 1%, and increased $3.8 million, or 10%, for the three and six month periods ended June 30, 2023, as compared with the same periods of 2022. The decrease for the three month period was driven by lower incentive compensation compared to the prior year period, which was nearly offset by increased salary expense associated with FTE growth. The increase for the six month period was attributed to growth in full time equivalent employees, annual merit-based salary increases and the impact of the first half of 2022 experiencing only four months of acquisition-related activity. Net full time equivalent employees totaled 1,064 at June 30, 2023 compared to 1,040 at December 31, 2022 and 1,018 at June 30, 2022.

Employee benefits consists of all personnel-related expense not included in compensation, with the most significant items being health insurance, payroll taxes and employee retirement plan contributions. Employee benefits increased $632,000, or 14%, and $1.1 million, or 13%, for the three and six month periods ended June 30, 2023, as compared with the same periods of 2022, driven by an increase in health insurance claims activity and the overall increase in full time equivalent employees noted above.

Net occupancy and equipment expenses primarily include depreciation, rent, property taxes, utilities and maintenance. Costs of capital asset additions flow through the statement of income over the lives of the assets in the form of depreciation expense. Net occupancy expense decreased $149,000, or 4%, and increased $725,000, or 11%, the three and six month periods ended June 30, 2023, as compared with the same periods of 2022. While the decrease for the three month period was attributed mainly to closing certain locations subsequent to last year’s acquisition, the increase for the six month period was driven by the acquisition of CB as well as the opening of a new operations center in the latter half of 2022. In connection with the CB acquisition, 15 branches were acquired, four of which were closed shortly after acquisition in addition to one existing SYB location, as a result of branch overlap. At June 30, 2023, Bancorp’s branch network consisted of 72 locations throughout Louisville, central, eastern and Northern Kentucky, as well as the MSAs of Indianapolis, Indiana and Cincinnati, Ohio.

Technology and communication expenses include computer software usage and licensing fees, equipment depreciation and expenditures related to investments in technology needed to maintain and improve the quality of customer delivery channels, information security and internal resources. Technology expense increased $235,000, or 6%, and $1.1 million, or 14%, for the three and six month periods ended June 30, 2023 compared to the same periods of 2022, consistent with acquisition-related activity, customer expansion and continued investment in technology.

Bancorp outsources processing for debit and commercial credit card operations, which generate significant revenue for the Company. These expenses typically fluctuate consistent with transaction volumes. Debit and credit card processing expense increased $41,000, or 2%, and $123,000, or 4%, for the three and six month periods ending June 30, 2023 compared to the same periods of last year, driven by the increase in transaction volume and customer base expansion resulting from both organic and acquisition-related growth.

Marketing and business development expenses include all costs associated with promoting Bancorp, including community support, retaining customers and acquiring new business. Marketing and business development expenses increased $339,000, or 23%, and $662,000, or 30%, for the three and six month periods ending June 30, 2023, as compared to the same periods of 2022. The increase was driven largely by the post-pandemic return to in-person client meeting/entertainment in addition to strategic decisions to advertise in Bancorp’s new markets and the general expansion of Bancorp’s existing and prospective customer base.

Postage, printing and supplies expense increased $64,000, or 8%, and $205,000, or 13%, for the three and six month periods ended June 30, 2023 compared to the same periods of 2022, consistent with Bancorp’s expansion over the past 12 months.

Legal and professional fees decreased $208,000, or 20%, and $61,000, or 4%, for the three and six month periods ended June 30, 2023 compared to the same periods of last year, attributed mainly to a decline in collection-related expenses and litigation costs arising through the normal course of business. Legal and professional fees associated with the prior year merger-related activity are captured in merger expenses.

FDIC insurance increased $243,000, or 45%, and $733,000, or 62%, for the three and six month periods ended June 30, 2023, as compared to the same periods of 2022, driven primarily by the increased assessment rate instituted by the FDIC, and to a lesser extent, Bancorp’s organic and acquisition-related balance sheet growth.

Tax credit partnerships generate federal income tax credits, and for each of Bancorp’s investments in tax credit partnerships, the tax benefit, net of related expenses, results in a positive effect on net income. Amounts of credits and corresponding expenses can vary widely depending upon the timing and magnitude of the underlying investments. Amortization expense associated with these investments increased $235,000 and $470,000 for the three and six month periods ending June 30, 2023 compared to the same periods of last year, driven by the addition of several tax credit projects closed in the first quarter of 2023.

Capital and deposit based taxes, which consist primarily of capital-based local income taxes and franchise taxes, increased $25,000, or 4%, and $146,000, or 13%, for the three and six month periods ended June 30, 2023 compared to the same periods of 2022, attributed to Bancorp’s expansion over the past 12 months.

Merger expenses represent non-recurring expenses associated with completion of the CB acquisition and consist primarily of investment banker fees, various compensation-related expenses, legal fees, early termination fees relating to various contracts and system conversion expenses. During the six months ended June 30, 2022, $19.5 million of merger expenses were recorded in relation to the CB acquisition.

Intangible amortization expense consists of amortization associated with the CDI of acquired deposit portfolios, as well as an intangible related to customer list of the WM&T business line added through the CB acquisition. The intangibles are generally amortized on an accelerated basis over a period of approximately ten years. Intangible amortization expense decreased $439,000, or 27%, and increased $28,000, or 1%, for the three and six months ended June 30, 2023. The decrease for the three month period is attributed to both the accelerated depreciation method for which intangible assets are amortized, as well as the previously mentioned disposal of Bancorp’s partial interest in LFA at the end of 2022, which included writing off the related CLI effective December 31, 2022. The increase for the six month period is attributed to the prior year period only including four months of activity associated with the CB acquisition and the related CDI and CLI assets.

Other non-interest expenses increased $204,000, or 8%, and $568,000, or 11%, for the three and six month periods ended June 30, 2023, as compared to the same periods of 2022. The most notable drivers of the increases were increased card reward expense, higher fraud and theft-related expenses and other ancillary expenses tied to Bancorp’s growth over the past 12 months.

Bancorp’s efficiency ratio (FTE) for the three and six month periods ended June 30, 2023 was 54.57% and 53.84%, respectively. Bancorp’s efficiency ratio for the three and six month periods ended June 30, 2022 was 56.42% and 68.52%, the latter period reflecting one-time merger-related expenses attributed to the CB acquisition, all of which were recorded in the first quarter of 2022. Bancorp also considers an adjusted efficiency ratio, which eliminates net gains (losses) on sales, calls, and impairment of investment securities, as well as net gains (losses) on sales of premises and equipment and the disposition of any acquired assets, if applicable, and the fluctuation in non-interest expenses related to amortization of investments in tax credit partnerships and merger-related expenses. Bancorp’s adjusted efficiency ratio was 54.04% and 53.39% for the three and six month periods ended June 30, 2023 compared to 56.31% and 55.17% for three and six month periods ended June 30, 2022. See the section titled “Non-GAAP Financial Measures” for reconcilement of non-GAAP to GAAP measures.

Income Tax Expense

A comparison of income tax expense and ETR follows:

	Three months ended June 30,				Six months ended June 30,
(dollars in thousands)	2023	2022	$ Variance	% Variance	2023	2022	$ Variance	% Variance

Income before income tax expense	$35,639	$34,449	$1,190	3%	$72,819	$43,836	$28,983	66%
Income tax expense	7,975	7,547	428	6	16,107	8,992	7,115	79
Effective tax rate	22.4%	21.9%	50 bps	2	22.1%	20.5%	160 bps	8

Fluctuations in the ETR are primarily attributed to the following:

●

The stock based compensation component of the ETR fluctuates consistent with the level of SAR exercise activity. The ETR was reduced 0.5% for the six months ended June 30, 2023 compared to a reduction of 2.4% for the same period of 2022, consistent with exercise activity, and was the largest driver of the overall ETR decrease for the period noted.

●

Changes in the cash surrender value of life insurance policies can vary widely from period to period, driven largely by changes in the markets. The related impact is inversely correlated with the ETR generally, with cash surrender value declines typically serving to increase the ETR and vice versa. Changes in the cash surrender value of life insurance policies decreased the ETR 0.7% for the six months ended June 30, 2023, compared to an increase of 1.1% the same period of the prior year.

●

Bancorp invests in certain partnerships that yield federal income tax credits. Taken as a whole, the tax benefit of these investments exceeds amortization expense, resulting in a positive impact on net income. The timing and magnitude of these transactions may vary widely from period to period. The ETR for the six months ended June 30, 2023 and 2022 was reduced by 0.4% and by 0.7%, respectively, by tax credit activity.

●

Tax-exempt interest income earned on loans and investment securities reduced the ETR by 0.5% for the six months ended June 30, 2023 compared to a reduction of 0.8% for the same period of the prior year.

●	Non-deductible merger expenses recorded during the six months ended June 30, 2022 served to increase the ETR 0.3%.
●

Bancorp’s insurance captive provides insurance against certain risks for which insurance may not currently be available or economically feasible to Bancorp and SYB, as well as a group of third-party insurance captives.  The tax advantages of the Captive, including the tax-deductible nature of premiums paid to the Captive as well as the tax-exemption for premiums received by the Captive, serve to reduce income tax expense. Related activity reduced the ETR by 0.3% for the six months ended June 30, 2023, compared to reduction of 0.4% for the same period of 2022.

Financial Condition – June 30, 2023 Compared to December 31, 2022

Overview

Total assets increased $236 million, or 3%, to $7.73 billion at June 30, 2023 from $7.50 billion at December 31, 2022. Total loans increased $213 million, or 4%, as the result of near-record quarterly loan growth during the second quarter, while cash and cash equivalents increased $47 million, or 28%, due to increased FHLB borrowing activity and other assets increased $38 million, or 28%, driven by investment in tax credit partnerships. Partially offsetting this growth was a $75 million, or 5%, decline in total investment securities stemming from a scheduled maturity and pay down activity within the total portfolio.

Total liabilities increased $189 million, or 3%, to $6.92 billion at June 30, 2023 from $6.74 billion at December 31, 2022. While total FHLB borrowings increased $350 million compared to December 31, 2022, a $183 million, or 3%, decline in total deposits partially offset this growth, as the result of inflationary pressures and rising rates, the latter of which has encouraged depositors to seek higher-yielding alternatives.

Stockholders’ equity increased $48 million, or 6%, to $808 million at June 30, 2023 from $760 million at December 31, 2022. Net income of $56.7 million and an $8.1 million increase in AOCI associated with changes in the interest rate environment and the corresponding impact on the valuation of the AFS debt securities portfolio served to grow stockholder’s equity for the period, offset only partially by $17.0 million of dividends declared during the first six months of 2023.

Cash and Cash Equivalents

Cash and cash equivalents increased $47 million, or 28%, ending at $214 million at June 30, 2023 compared to $167 million at December 31, 2022, which was driven largely by increased FHLB borrowing activity offsetting loan funding and deposit contraction. In addition to utilizing overnight advances with the FHLB based on changing levels of liquidity during the period, Bancorp also entered into a $100 million term advance in conjunction with a five-year interest rate swap during the first quarter of 2023 as a way of securing longer-term funding at a more attractive rate. For more information on this interest rate swap, see the footnote titled “Derivative Financial Instruments.”

Cash and cash equivalent growth was partially offset by loan growth of $213 million and $183 million of deposit contraction during the six months ended June 30, 2023. While growth in period end balances was experienced in comparison to December 31, 2022, average cash and cash equivalents declined $496 million, or 70%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The record levels of liquidity held near the beginning of 2022 have retreated over the past 12 months, driven by the strong organic loan growth and deposit contraction experienced over the past few quarters.

Investment Securities

Investment securities decreased $75 million, or 5%, to $1.54 billion at June 30, 2023 compared to $1.62 billion at December 31, 2022, as scheduled maturity and pay down activity within the total portfolio was only partially offset by market appreciation within the AFS portfolio stemming from changes in the interest rate environment.

Investment in the securities portfolio was minimal during the six months ended June 30, 2023, as Bancorp elected to maintain higher levels of liquidity amidst loan growth and deposit contraction during the period.

FHLB Stock

FHLB stock holdings increased $16 million, or 150%, to $27 million at June 30, 2023 compared to $11 million at December 31, 2023. The increase was driven by FHLB borrowing activity during the six months ended June 30, 2023, as FHLB members are required to hold certain levels of FHLB stock in relation to the amount of their borrowings. Bancorp’s FHLB stock holdings will fluctuate consistent with our borrowing activity from period to period.

Loans

Total loans increased $213 million, or 4%, from December 31, 2022 to June 30, 2023. Excluding the PPP portfolio, loans grew $224 million, or 4%, over the same period. Loan growth for the six months ended June 30, 2023 was concentrated in the CRE and residential real estate segments, which offset a small decline in the C&I segment, with $176 million of the growth experienced for the six months ended June 30, 2023 occurring during the second quarter.

After hitting a pandemic-era low of 36.5% at March 31, 2021, total line of credit utilization has improved significantly, reaching 40.1% at June 30, 2023, led by C&I utilization, which strengthened from 23.9% to 29.6% over the same period, respectively. However, line of credit usage has remained below pre-pandemic levels, as customers continue to utilize strong liquidity positions. Further, the addition of new lines, particularly within the C&D and C&I portfolio segments, has increased availability over the past several quarters, but utilization of the new lines has been relatively slow.

PPP loans of $7 million were outstanding at June 30, 2023. Bancorp has $123,000 in net unrecognized fees related to the PPP as of June 30, 2023, which will be recognized immediately once the loans are paid off or forgiven by the SBA. The timing of forgiveness activity and the related fee recognition has become insignificant, as the balance of the overall PPP portfolio has shrunk.

Bancorp’s credit exposure is diversified between businesses and individuals. No specific industry concentration exceeds 10% of loans outstanding. While Bancorp has a diversified loan portfolio, a customer’s ability to honor contracts is somewhat dependent upon the economic stability and/or industry in which that customer does business. Loans outstanding and related unfunded commitments are primarily concentrated within Bancorp’s current market areas, which encompass the Louisville, Kentucky MSA, central, eastern and northern Kentucky, as well as the Indianapolis, Indiana and Cincinnati, Ohio MSAs.

Bancorp occasionally enters into loan participation agreements with other banks to diversify credit risk. For certain participation loans sold, Bancorp has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their ownership share of the loan without permission from Bancorp. GAAP requires the participated portion of these loans to be recorded as secured borrowings. These participated loans are included in the C&I and CRE loan portfolio segments with a corresponding liability recorded in other liabilities. At June 30, 2023 and December 31, 2022, the total participated portion of loans of this nature totaled $4 million and $5 million, respectively.

The following table presents the maturity distribution and rate sensitivity of the total loan portfolio as of June 30, 2023:

	Maturity
	Within one year	After one but within five years	After five but within fifteen years	Ater fifteen years	Total	% of Total
June 30, 2023 (in thousands)
Fixed rate	$207,016	$1,645,484	$1,191,470	$854,773	$3,898,743	72%
Variable rate	503,686	612,255	364,106	39,819	1,519,866	28%
Total loans	$710,702	$2,257,739	$1,555,576	$894,592	$5,418,609	100%

In the event where Bancorp structures a loan with a maturity exceeding five years (typically CRE loans), an automatic rate adjustment will typically be set in place at five years from origination date to limit interest rate sensitivity.

Non-performing Loans and Assets

Information summarizing non-performing loans and assets follows:

(dollars in thousands)	June 30, 2023	December 31, 2022

Non-accrual loans	$17,364	$14,242
Troubled debt restructurings	-	-
Loans past due 90 days or more and still accruing	437	892
Total non-performing loans	17,801	15,134

Other real estate owned	677	677
Total non-performing assets	$18,478	$15,811

Non-performing loans to total loans	0.33%	0.29%
Non-performing assets to total assets	0.24%	0.21%
ACL for loans to total non-performing loans	437%	486%

As of June 30, 2023, non-accrual loans totaled $17 million compared to $14 million at December 31, 2022. The increase in total non-accrual loans between December 31, 2022 and June 30, 2023 stemmed mainly from one large C&I relationship being placed on non-accrual status during the first quarter.

Non-performing assets as of June 30, 2023 consisted of 122 loans, ranging in individual amounts up to $6.4 million, and OREO. At June 30, 2023, OREO included two CRE properties and one residential real estate property.

Delinquent Loans

Delinquent loans (consisting of all loans 30 days or more past due) totaled $9 million and $17 million at June 30, 2023 and December 31, 2022. The decrease between December 31, 2022 and June 30, 2023 was driven mainly by two larger CRE relationships that have since become current and another large CRE relationship that paid off during the first quarter. Delinquent loans to total loans were 0.16% and 0.32% at June 30, 2023 and December 31, 2022, respectively.

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

Bancorp’s ACL for loans was $78 million as of June 30, 2023 compared to $74 million as of December 31, 2022. Provision expense for credit losses on loans of $4.4 million was recorded for the six months ended June 30, 2023, driven by strong loan growth, the establishment of a $1.4 million specific reserve for a large C&I relationship, and qualitative factor adjustments associated with the rising rate environment. Net charge-off activity was minimal for the six months ended June 30, 2023.

The ACL for loans calculation and resulting credit loss expense is significantly impacted by changes in forecasted economic conditions. Should the forecast for economic conditions change, Bancorp could experience further adjustments in its required ACL for loans credit loss expense.

The following table sets forth the ACL by category of loan:

	June 30, 2023			December 31, 2022
(dollars in thousands)	Allocated Allowance	% of Total ACL on loans	ACL for loans to Total Loans (1)	Allocated Allowance	% of Total ACL on loans	ACL for loans to Total Loans (1)

Commercial real estate - non-owner occupied	$21,773	28%	1.47%	$22,641	31%	1.62%
Commercial real estate - owner occupied	11,557	15%	1.32%	10,827	15%	1.30%
Total commercial real estate	33,330	43%	1.42%	33,468	46%	1.50%

Commercial and industrial - term (1)	14,792	19%	1.89%	12,991	17%	1.70%
Commercial and industrial - lines of credit	6,503	9%	1.47%	6,389	9%	1.37%
Total commercial and industrial	21,295	28%	1.74%	19,380	26%	1.57%

Residential real estate - owner occupied	8,835	11%	1.33%	6,717	9%	1.14%
Residential real estate - non-owner occupied	4,169	5%	1.23%	3,597	5%	1.15%
Total residential real estate	13,004	16%	1.30%	10,314	14%	1.14%

Construction and land development	6,752	9%	1.50%	7,186	10%	1.61%
Home equity lines of credit	1,609	2%	0.79%	1,613	2%	0.80%
Consumer	1,285	2%	0.92%	1,158	2%	0.83%
Leases	205	0%	1.47%	201	0%	1.51%
Credit cards	230	0%	1.04%	211	0%	1.03%
Total	$77,710	100%	1.44%	$73,531	100%	1.42%

(1) Excludes the PPP loan portfolio, which was not reserved for based on the underlying 100% SBA guarantee.

The table below details net charge-offs to average loans outstanding by category of loan for the three and six month periods ended June 30, 2023 and 2022, respectively.

	2023			2022
Three months ended June 30, (dollars in thousands)	Net (charge offs)/ recoveries	Average Loans	Net (charge offs)/ recoveries to average loans	Net (charge offs)/ recoveries	Average Loans	Net (charge offs)/ recoveries to average loans

Commercial real estate - non-owner occupied	$17	$1,437,661	0.00%	$2	$1,392,742	0.00%
Commercial real estate - owner occupied	-	855,213	0.00%	(20)	792,673	0.00%
Total commercial real estate	17	2,292,874	0.00%	(18)	2,185,415	0.00%

Commercial and industrial - term	(57)	772,239	-0.01%	60	671,539	0.01%
Commercial and industrial - term - PPP	-	8,323	0.00%	-	48,364	0.00%
Commercial and industrial - lines of credit	62	433,484	0.01%	-	417,482	0.00%
Total commercial and industrial	5	1,214,046	0.00%	60	1,137,385	0.01%

Residential real estate - owner occupied	(32)	637,308	-0.01%	50	511,111	0.01%
Residential real estate - non-owner occupied	1	328,374	0.00%	5	294,487	0.00%
Total residential real estate	(31)	965,682	0.00%	55	805,598	0.01%

Construction and land development	-	441,800	0.00%	(72)	358,066	-0.02%
Home equity lines of credit	-	200,078	0.00%	-	188,422	0.00%
Consumer	(102)	136,861	-0.07%	(77)	135,776	-0.06%
Leases	-	13,474	0.00%	-	14,233	0.00%
Credit cards	(2)	21,782	-0.01%	47	21,118	0.22%
Total	$(113)	$5,286,597	0.00%	$(5)	$4,846,013	0.00%

	2023			2022
Six months ended June 30, (dollars in thousands)	Net (charge offs)/ recoveries	Average Loans	Net (charge offs)/ recoveries to average loans	Net (charge offs)/ recoveries	Average Loans	Net (charge offs)/ recoveries to average loans

Commercial real estate - non-owner occupied	$36	$1,424,844	0.00%	$14	$1,302,604	0.00%
Commercial real estate - owner occupied	-	848,716	0.00%	1	753,414	0.00%
Total commercial real estate	36	2,273,560	0.00%	15	2,056,018	0.00%

Commercial and industrial - term	(128)	770,175	-0.02%	666	644,461	0.10%
Commercial and industrial - term - PPP	-	11,746	0.00%	-	80,070	0.00%
Commercial and industrial - lines of credit	149	444,372	0.03%	(36)	401,126	-0.01%
Total commercial and industrial	21	1,226,293	0.00%	630	1,125,657	0.06%

Residential real estate - owner occupied	(22)	622,368	0.00%	47	473,599	0.01%
Residential real estate - non-owner occupied	2	323,484	0.00%	8	289,525	0.00%
Total residential real estate	(20)	945,852	0.00%	55	763,124	0.01%

Construction and land development	-	443,260	0.00%	(72)	337,927	-0.02%
Home equity lines of credit	(12)	200,370	-0.01%	-	171,691	0.00%
Consumer	(162)	137,776	-0.12%	(140)	125,097	-0.11%
Leases	-	13,429	0.00%	-	14,006	0.00%
Credit cards	(84)	21,336	-0.39%	47	19,744	0.24%
Total	$(221)	$5,261,876	0.00%	$535	$4,613,264	0.01%

While separate from the ACL for loans and recorded in other liabilities on the consolidated balance sheets, the ACL for off balance sheet credit exposures also experienced an increase between December 31, 2022 and June 30, 2023. Provision for credit loss expense for off balance sheet credit exposures of $575,000 was recorded for the six months ended June 30, 2023, driven by a decline in C&I utilization and increased availability stemming from the addition of new lines of credit. The ACL for off balance sheet credit exposures was $5.1 million as of June 30, 2023 compared to $4.5 million as of December 31, 2022.

Premises and Equipment

Premises and equipment are presented on the consolidated balance sheets net of related depreciation on the respective assets, as well as fair value adjustments associated with purchase accounting. Premises and equipment experienced minimal fluctuation between December 31, 2022 and June 30, 2023. Bancorp’s branch network currently consists of 72 locations throughout Louisville, central, eastern and northern, Kentucky, as well as the Indianapolis, Indiana and Cincinnati, Ohio markets.

Premises held for sale totaling $3 million was recorded on Bancorp’s consolidated balance sheets as of June 30, 2023, which consists of three vacant parcels of land, one branch acquired from CB, one legacy SYB branch and an administrative building acquired from KB.

Goodwill

At June 30, 2023, Bancorp had $194 million in goodwill recorded on its balance sheet. Goodwill of $67 million was initially recorded in relation to the March 7, 2022 acquisition of CB, $8.5 million of which was subsequently written off as a result of Bancorp selling its partial interest in LFA effective December 31, 2022.

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

Core Deposit and Customer List Intangibles

CDIs and CLIs arising from business acquisitions are initially measured at fair value and are then amortized on an accelerated method based on their useful lives. As of June 30, 2023 and December 31, 2022, Bancorp’s CDI assets totaled $13.4 million and $15.0 million, respectively. A CDI asset of $13 million was recorded during the first quarter of 2022 as a result of the CB acquisition.

As of June 30, 2023 and December 31, 2022, Bancorp’s CLI assets were $9.2 million and $10.0 million, respectively, and are attributed entirely to the WM&T segment acquired from CB. CLI assets totaling $14 million were recorded in association with the CB acquisition during the first quarter of 2022. However, as a result of Bancorp’s disposition of its partial interest in LFA effective December 31, 2022, the $2 million CLI associated with that business was written off and was included in the loss recorded in relation to the disposition in 2022.

Other Assets and Other Liabilities

Other assets increased $38 million, or 28%, to $173 million between December 31, 2022 and June 30, 2023. Other liabilities increased $13 million, or 10%, to $138 million over the same period.

The increase in other assets stemmed mainly from Bancorp’s investment in credit partnerships. As of June 30, 2023, Bancorp did not incur any impairment with respect to its intangible assets or other long-lived assets.

The increase in other liabilities was attributed largely to the accrual of future tax credit investment obligations, which outpaced a reduction in various accrued liabilities, such as employee incentive compensation and benefits.

Deposits

Total deposits decreased $183 million, or 3%, from December 31, 2022 to June 30, 2023, driven almost entirely by a $184 million decline in non-interest bearing deposits, as customers have shifted into higher-yielding alternatives amidst rising rates and economic uncertainty. While Bancorp has not been immune to the resulting industry-wide deposit run-off experienced over the past several quarters, fallout within the customer base has not been experienced, as deposit rate increases and time deposit promotions have provided attractive alternatives for customers in addition to Bancorp’s ability to offer alternative investment options through the WM&T and retail brokerage business lines. Further, a portion of the decrease in deposits experienced during the first half of 2023 was attributed in large part to typical seasonal public funds runoff. However, deposit pricing pressure/competition has been intense as a result of rising rates and Bancorp expects it will continue to place pressure on NIM through the second half of 2023.

As a result of this activity, the rates paid by Bancorp on deposits has increased and the deposit base itself has shifted to a more interest-bearing mix over the past several quarters. The cost of interest-bearing deposits rose to 1.39% for the six months ended June 30, 2023 compared to 0.14% for the same period of the prior year, with the cost of total deposits (including non-interest deposits) rising to 0.98% from 0.09% for the same periods. Total average deposit balances experienced an $114 million increase for the six months ended June 30, 2023 compared to the same period of 2022, as deposits totaling $1.12 billion were assumed as a result of the CB acquisition during the first quarter of the prior year.

Securities Sold Under Agreements to Repurchase

SSUARs increased $5 million, or 4%, between December 31, 2022 and June 30, 2023, consistent with interest-bearing deposit growth. SSUAR totaling $66 million were assumed in relation to the CB acquisition during the first quarter of 2022.

SSUAR represent a funding source of Bancorp and are primarily used by commercial customers in conjunction with collateralized corporate cash management accounts. Such repurchase agreements are considered financing agreements and mature within one business day from the transaction date. At June 30, 2023 and December 31, 2022, all of these financing arrangements had overnight maturities and were secured by government sponsored enterprise obligations and government agency mortgage-backed securities that were owned and controlled by Bancorp.

SSUARs are collateralized by securities and are treated as financings; accordingly, the securities involved with the agreements are recorded as assets and are held by a safekeeping agent and the obligations to repurchase the securities are reflected as liabilities. All securities underlying the agreements are under the Bancorp’s control.

Federal Funds Purchased

FFP and other short-term borrowing balances increased $3 million, or 32%, between December 31, 2022 and June 30, 2023. At June 30, 2023, FFP related mainly to excess liquidity held by downstream correspondent bank customers of Bancorp.

Subordinated Debentures

As a result of the CB acquisition, Bancorp became the 100% successor owner of the following unconsolidated trust subsidiaries: Commonwealth Statutory Trust III, Commonwealth Statutory Trust IV and Commonwealth Statutory Trust V. The sole assets of the trust subsidiaries represent the proceeds of offerings loaned in exchange for subordinated debentures with similar terms to the TPS. The TPS are treated as part of Tier 1 Capital. The subordinated note and related interest expense are included in Bancorp’s consolidated financial statements. The subordinated notes are currently redeemable at Bancorp’s option on a quarterly basis. As of June 30, 2023, subordinated notes added through the CB acquisition totaled $27 million.

FHLB Advances

FHLB advances outstanding at June 30, 2023 totaled $400 million. These borrowings consisted of a $300 million cash management advance with an overnight maturity utilized for short-term liquidity purposes and a $100 million three-month rolling advance related to a five-year interest rate swap (cash flow hedge) that was entered into during the quarter in an effort to secure longer-term funding at a more attractive rate. For more information related to the interest rate swap noted above, see the footnote titled, “Derivative Financial Instruments.”

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

Bancorp’s most liquid assets are comprised of cash and due from banks, FFS and AFS debt securities. FFS and interest bearing deposits totaled $103 million and $85 million at June 30, 2023 and December 31, 2022, respectively. The increase experienced for the first six months of 2023 is attributed mainly to the increased in FHLB borrowing activity. FFS normally have overnight maturities while interest-bearing deposits in banks are accessible on demand. These investments are used for general daily liquidity purposes.

The fair value of the AFS debt security portfolio was $1.10 billion and $1.14 billion at June 30, 2023 and December 31, 2022, respectively. The decrease in AFS debt security portfolio for the first six months of 2023 is attributed to scheduled maturities and normal pay down activity within the portfolio, which was partially offset by market value appreciation during the period. The investment portfolio (HTM and AFS) includes total cash flows on amortizing debt securities of approximately $266 million (based on assumed prepayment speeds as of June 30, 2023) expected over the next 12 months, including $85 million of contractual maturities. Combined with FFS and interest bearing deposits from banks, AFS debt securities offer substantial resources to meet either loan growth or reductions in Bancorp’s deposit funding base. Bancorp pledges portions of its investment securities portfolio to secure public funds, cash balances of certain WM&T accounts and SSUAR. At June 30, 2023, total investment securities pledged for these purposes comprised 47% of the debt securities portfolio, leaving approximately $825 million of unpledged debt securities.

Bancorp’s deposit base consists mainly of core deposits, defined as time deposits less than or equal to $250,000, demand, savings, and money market deposit accounts, and excludes public funds and brokered deposits. At June 30, 2023, such deposits totaled $5.50 billion and represented 89% of Bancorp’s total deposits, as compared with $5.60 billion, or 88% of total deposits at December 31, 2022. Because these core deposits are less volatile and are often tied to other products of Bancorp through long lasting relationships, they do not place undue pressure on liquidity. However, given the intense, industry-wide deposit pricing pressure that is currently being experienced, deposits may generally be more sensitive to market rates, with potential decreases possibly straining Bancorp’s liquidity position.

As of June 30, 2023 and December 31, 2022, Bancorp held brokered deposits totaling $2.3 million and $599,000, respectively, the majority of which is attributed to deposits added through acquisition-related activity in 2022 and 2021.

Included in total deposit balances at June 30, 2023 are $538 million in public funds generally comprised of accounts with local government agencies and public school districts in the markets in which Bancorp operates. At December 31, 2022, public funds deposits totaled $692 million, the decrease experienced during the first six months of 2023 was attributed to typical seasonal deposit run-off.

Bancorp is a member of the FHLB of Cincinnati. As a member of the FHLB, Bancorp has access to credit products of the FHLB. Bancorp views these borrowings as a potential low cost alternative to brokered deposits. At June 30, 2023 and December 31, 2022, available credit from the FHLB totaled $1.08 billion and $1.36 billion, respectively, the decline during this period being attributed to increased utilization of FHLB borrowings. Bancorp also had unsecured FFP lines with correspondent banks totaling $80 million at both June 30, 2023 and December 31, 2022, respectively.

During the normal course of business, Bancorp enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through Bancorp’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of Bancorp’s liquidity.

Bancorp’s principal source of cash is dividends paid to it as the sole shareholder of the Bank. As discussed in the Footnote titled “Commitments and Contingent Liabilities,” as of January 1st of any year, the Bank may pay dividends in an amount equal to the Bank’s net income of the prior two years less any dividends paid for the same two years. At June 30, 2023, the Bank could pay an amount equal to $112 million in dividends to Bancorp without regulatory approval subject to ongoing capital requirements of the Bank.

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

Bancorp provides customers with off-balance sheet credit support through loan commitments and standby letters of credit. Unused loan commitments increased $232 million, or 11%, as of June 30, 2023 compared to December 31, 2022, due to a combination of new line production and lower utilization. Total average line of credit utilization declined to 40.1% as of June 30, 2023 compared to 42.3% at December 31, 2022, however, both represent significant improvement from the pandemic-era low of 36.5% experienced at March 31, 2021. C&I line of credit utilization was 29.6% at June 30, 2023 compared to 33.1% at December 31, 2022 and 31.0% at June 30, 2022.

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

The ACL for off balance sheet credit exposures, which is separate from the ACL for loans and recorded in other liabilities on the consolidated balance sheets, was $5.1 million and $4.5 million as of June 30, 2023 and December 31, 2022, respectively. Provision expense of $575,000 was recorded for the six month period ended June 30, 2023, driven by a decline in C&I utilization and increased availability stemming from the addition of new lines of credit.

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

Capital

At June 30, 2023, stockholders’ equity totaled $808 million, representing an increase of $48 million, or 6%, compared to December 31, 2022. The increase for the six months ended June 30, 2023 was attributed mainly to net income of $56.7 million and an $8 million positive change in AOCI, offset only partially by $17 million of dividends declared. AOCI consists of net unrealized gains or losses on AFS debt securities and a minimum pension liability, each net of income taxes. The changes in AOCI from December 31, 2022 to June 30, 2023 were the result of changes in the interest rate environment and its corresponding impact on the valuation of the AFS debt securities portfolio. See the “Consolidated Statement of Changes in Stockholders’ Equity” for further detail of changes in equity.

Bancorp’s TCE ratio and tangible book value per share, both non-GAAP disclosures, experienced improvement between December 31, 2022 and June 30, 2023, which stemmed largely from recording net income of $56.7 million and an $8 million positive change in AOCI for the six months ended June 30, 2023. TCE was 7.87% at June 30, 2023 compared to 7.44% at December 31, 2022, while tangible book value per share was $20.17 at June 30, 2023 compared to $18.50 at December 31, 2022. See the section titled “Non-GAAP Financial Measures” for reconcilement of non-GAAP to GAAP measures.

In May 2023, Bancorp’s Board of Directors extended its share repurchase program authorizing the repurchase of up to 1 million shares, or approximately 4% of Bancorp’s total common shares outstanding at the time. The plan, which will expire in May 2025 unless otherwise extended or completed at an earlier date, does not obligate Bancorp to repurchase any specific dollar amount or number of shares prior to the plan’s expiration. Based on economic developments over the past year and the increased importance of capital preservation, no shares were repurchased in 2022, nor the first six months of 2023. Approximately 741,000 shares remain eligible for repurchase under the current repurchase plan.

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

Capital ratios as of June 30, 2023 increased compared December 31, 2022, largely as a result of modest risk-weighted asset growth and strong first quarter operating results. Bancorp continues to exceed the regulatory requirements for all calculations. Bancorp and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB and the FDIC, in addition to the capital conservation buffer.

Banking regulators have categorized the Bank as well-capitalized. To meet the definition of well-capitalized for prompt corrective action requirements, a bank must have a minimum 6.5% Common Equity Tier 1 Risk-Based Capital ratio, 8.0% Tier 1 Risk-Based Capital ratio, 10.0% Total Risk-Based Capital ratio and 5.0% Tier 1 Leverage ratio.

Additionally, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, Bancorp and the Bank must hold a 2.5% capital conservation buffer composed of Common Equity Tier 1 Risk-Based Capital above the minimum risk-based capital requirements for the Common Equity Tier 1 Risk-Based Capital ratio, Tier 1 Risk-Based Capital ratio and Total Risk-Based Capital ratio necessary to be considered adequately-capitalized. At June 30, 2023, the adequately-capitalized minimums, including the capital conservation buffer, were a 7.0% Common Equity Tier 1 Risk-Based Capital ratio, 8.5% Tier 1 Risk-Based Capital ratio and 10.5% Total Risk-Based Capital ratio.

As a result of the CB acquisition, Bancorp became the 100% successor owner of the following unconsolidated trust subsidiaries: Commonwealth Statutory Trust III, Commonwealth Statutory Trust IV and Commonwealth Statutory Trust V. The sole assets of the trust subsidiaries represent the proceeds of offerings loaned in exchange for subordinated debentures with similar terms to the TPS. The TPS are treated as part of Tier 1 Capital. The subordinated note and related interest expense are included in Bancorp’s consolidated financial statements. The subordinated notes are currently redeemable at Bancorp’s option on a quarterly basis. As of June 30, 2023, subordinated notes added through the CB acquisition totaled $26 million.

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

Non-GAAP Financial Measures

The following table provides a reconciliation of total stockholders’ equity in accordance with GAAP to tangible stockholders’ equity (TCE), a non-GAAP disclosure. Bancorp provides the TCE per share, a non-GAAP measure, in addition to those defined by banking regulators, based on its widespread use by investors as a means to evaluate capital adequacy:

(dollars in thousands, except per share data)	June 30, 2023	December 31, 2022

Total stockholders' equity - GAAP (a)	$808,082	$760,432
Less: Goodwill	(194,074)	(194,074)
Less: Core deposit and other intangibles	(22,638)	(24,990)
Tangible common equity - Non-GAAP (c)	$591,370	$541,368

Total assets - GAAP (b)	$7,732,552	$7,496,261
Less: Goodwill	(194,074)	(194,074)
Less: Core deposit and other intangibles	(22,638)	(24,990)
Tangible assets - Non-GAAP (d)	$7,515,840	$7,277,197

Total stockholders' equity to total assets - GAAP (a/b)	10.45%	10.14%
Tangible common equity to tangible assets - Non-GAAP (c/d)	7.87%	7.44%

Total shares outstanding (e)	29,323	29,259

Book value per share - GAAP (a/e)	$27.56	$25.99
Tangible common equity per share - Non-GAAP (c/e)	20.17	18.50

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

(dollars in thousands)	June 30, 2023	December 31, 2022

Total loans - GAAP (a)	$5,418,609	$5,205,918
Less: PPP loans	(7,088)	(18,593)
Total non-PPP loans - Non-GAAP (b)	$5,411,521	$5,187,325

ACL for loans (c)	$77,710	$73,531
Non-performing loans (d)	17,801	15,134
Delinquent loans (e)	8,790	16,863

ACL for loans to total loans - GAAP (c/a)	1.43%	1.41%
ACL for loans to total loans - Non-GAAP (c/b)	1.44%	1.42%

Non-performing loans to total loans - GAAP (d/a)	0.33%	0.29%
Non-performing loans to total loans - Non-GAAP (d/b)	0.33%	0.29%

Delinquent loans to total loans - GAAP (e/a)	0.16%	0.32%
Delinquent loans to total loans - Non-GAAP (e/b)	0.16%	0.33%

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

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Total non-interest expenses (a)	$45,800	$44,675	$91,114	$100,972
Less: Non-recurring merger expenses	—	—	—	(19,500)
Less: Amortization of investments in tax credit partnerships	(324)	(89)	(647)	(177)
Total non-interest expenses - Non-GAAP (c)	$45,476	$44,586	$90,467	$81,295

Total net interest income, FTE	$61,074	$57,244	$124,319	$106,189
Total non-interest income	22,860	21,940	44,907	41,143
Total revenue - Non-GAAP (b)	83,934	79,184	169,226	147,332
Less: Gain/loss on sale of premises and equipment	225	2	227	28
Less: Gain/loss on sale of securities	—	—	—	—
Total adjusted revenue - Non-GAAP (d)	$84,159	$79,186	$169,453	$147,360

Efficiency ratio - Non-GAAP (a/b)	54.57%	56.42%	53.84%	68.52%
Adjusted efficiency ratio - Non-GAAP (c/d)	54.04%	56.31%	53.39%	55.17%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table shows information relating to the repurchase of shares of common stock by Bancorp during the three months ended June 30, 2023.

	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Average price paid per share	Maximum number of shares that may yet be purchased under the plans or programs

April 1 - April 30	529	$56.08	—	$—
May 1 - May 31	950	53.64	—	—
June 1 - June 30	—	—	—	—

Total	1,479	$54.51	—	$—	741,196

(1)	Shares repurchased during the three-month period ended June 30, 2023 represent shares withheld to pay taxes due on the exercise of equity grants.

Effective May 22, 2019, Bancorp’s Board of Directors approved a share repurchase program authorizing the repurchase of 1 million shares, or approximately 4% of Bancorp’s total common shares outstanding at the time. Stock repurchases are expected to be made from time to time on the open market or in privately negotiated transactions, subject to applicable securities laws. The plan, which was extended in May 2023 and will expire in May 2025 unless otherwise extended or completed at an earlier date, does not obligate the Company to repurchase any specific dollar amount or number of shares prior to the plan’s expiration. No shares were repurchased in 2022, nor through the first three months of 2023. Approximately 741,000 shares remain eligible for repurchase.

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

101

The following materials from Stock Yards Bancorp Inc.’s Form 10-Q Report for the quarterly period ended June 30, 2023 formatted in inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from Stock Yards Bancorp Inc.’s Form 10-Q Report for the quarterly period ended June 30, 2023 formatted in inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STOCK YARDS BANCORP, INC. (Registrant)

Date: August 4, 2023	By:	/s/ James A. Hillebrand James A. Hillebrand Chairman and CEO (Principal Executive Officer)

Date: August 4, 2023		/s/ T. Clay Stinnett T. Clay Stinnett EVP, Treasurer and CFO (Principal Financial Officer)