Form 10-Q
period 2023-09-30
Stock Yards Bancorp, Inc.
filed 2023-11-06
CIK 835324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

or

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

The number of shares outstanding of the registrant’s Common Stock, no par value, as of October 31, 2023, was 29,321,895.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2023 (unaudited) and December 31, 2022 (in thousands, except share data)

	September 30,	December 31,
	2023	2022
Assets
Cash and due from banks	$79,538	$82,515
Federal funds sold and interest bearing due from banks	113,499	84,852
Total cash and cash equivalents	193,037	167,367

Mortgage loans held for sale, at fair value	6,535	2,606
Available for sale debt securities (amortized cost of $1,195,721 in 2023 and $1,297,977 in 2022, respectively)	1,020,248	1,144,617
Held to maturity debt securities (fair value of $397,418 in 2023 and $431,833 in 2022, respectively)	445,205	473,217
Federal Home Loan Bank stock, at cost	26,241	10,928
Loans	5,617,084	5,205,918
Allowance for credit losses on loans	(78,075)	(73,531)
Net loans	5,539,009	5,132,387

Premises and equipment, net	98,425	101,612
Premises held for sale	2,388	2,644
Bank owned life insurance	86,351	84,674
Accrued interest receivable	23,777	22,157
Goodwill	194,074	194,074
Core deposit intangibles	12,693	14,958
Customer list intangibles	8,778	10,032
Other assets	246,669	134,988
Total assets	$7,903,430	$7,496,261

Liabilities
Deposits:
Non-interest bearing	$1,714,918	$1,950,198
Interest bearing	4,687,889	4,441,054
Total deposits	6,402,807	6,391,252

Securities sold under agreements to repurchase	113,894	133,342
Federal funds purchased	11,518	8,789
Subordinated debentures	26,641	26,343
Federal Home Loan Bank advances	350,000	50,000
Accrued interest payable	1,836	660
Other liabilities	189,816	125,443
Total liabilities	7,096,512	6,735,829

Commitments and contingent liabilities (Footnote 12)

Stockholders’ equity
Preferred stock, no par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value. Authorized 40,000,000 shares; issued and outstanding 29,323,000 and 29,259,000 shares in 2023 and 2022, respectively	58,579	58,367
Additional paid-in capital	384,399	377,703
Retained earnings	491,845	439,898
Accumulated other comprehensive loss	(127,905)	(115,536)
Total stockholders’ equity	806,918	760,432
Total liabilities and equity	$7,903,430	$7,496,261

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

For the three and nine months ended September 30, 2023 and 2022 (in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Interest income:
Loans, including fees	$78,234	$56,750	$219,329	$152,105
Federal funds sold and interest bearing due from banks	1,640	2,450	4,885	3,845
Mortgage loans held for sale	55	103	173	177
Federal Home Loan Bank stock	499	172	939	328
Investment securities:
Taxable	8,064	7,503	24,809	18,988
Tax-exempt	433	432	1,320	1,059
Total interest income	88,925	67,410	251,455	176,502
Interest expense:
Deposits	21,360	4,449	51,940	7,390
Securities sold under agreements to repurchase	597	176	1,429	250
Federal funds purchased and other short-term borrowings	157	50	504	72
Federal Home Loan Bank advances	4,917	—	10,613	—
Subordinated debentures	579	359	1,653	670
Total interest expense	27,610	5,034	66,139	8,382
Net interest income	61,315	62,376	185,316	168,120
Provision for credit losses	2,775	4,803	7,750	6,882
Net interest income after provision expense	58,540	57,573	177,566	161,238
Non-interest income:
Wealth management and trust services	10,030	9,152	29,703	26,890
Deposit service charges	2,272	2,179	6,622	6,103
Debit and credit card income	4,870	4,710	14,064	13,577
Treasury management fees	2,635	2,221	7,502	6,312
Mortgage banking income	814	703	2,882	3,001
Net investment product sales commissions and fees	791	892	2,345	2,230
Bank owned life insurance	569	516	1,677	1,052
Gain on sale of premises and equipment	302	3,074	75	3,046
Other	613	1,417	2,933	3,796
Total non-interest income	22,896	24,864	67,803	66,007
Non-interest expenses:
Compensation	23,379	23,069	67,382	63,242
Employee benefits	4,508	4,179	14,622	13,147
Net occupancy and equipment	3,821	3,767	11,234	10,455
Technology and communication	4,236	3,747	12,706	11,150
Debit and credit card processing	1,637	1,437	4,762	4,439
Marketing and business development	1,357	1,244	4,236	3,461
Postage, printing and supplies	938	903	2,701	2,461
Legal and professional	1,049	774	2,665	2,451
FDIC insurance	937	847	2,851	2,028
Amortization of investments in tax credit partnerships	323	88	970	265
Capital and deposit based taxes	629	722	1,875	1,822
Merger expenses	—	—	—	19,500
Intangible amortization	1,167	1,610	3,519	3,934
Other	2,721	2,486	8,293	7,490
Total non-interest expenses	46,702	44,873	137,816	145,845
Income before income tax expense	34,734	37,564	107,553	81,400
Income tax expense	7,642	9,024	23,749	18,016
Net income	27,092	28,540	83,804	63,384
Less income attributed to non-controlling interest	—	85	—	229
Net income available to stockholders	$27,092	$28,455	$83,804	$63,155
Net income per common share - basic	$0.93	$0.98	$2.87	$2.22
Net income per common share - diluted	$0.92	$0.97	$2.86	$2.20
Weighted average outstanding shares
Basic	29,223	29,144	29,208	28,509
Diluted	29,336	29,404	29,347	28,752

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

For the three and nine months ended September 30, 2023 and 2022 (in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$27,092	$28,540	$83,804	$63,384
Other comprehensive income (loss):
Change in unrealized loss on AFS debt securities	(29,915)	(53,415)	(22,113)	(157,909)
Change in fair value of derivatives used in cash flow hedge	2,759	—	5,670	—
Total other comprehensive loss before income tax effect	(27,156)	(53,415)	(16,443)	(157,909)
Tax effect	(6,667)	(12,835)	(4,074)	(37,932)
Total other comprehensive loss net of tax	(20,489)	(40,580)	(12,369)	(119,977)
Comprehensive income (loss)	6,603	(12,040)	71,435	(56,593)
Less comprehensive income attributed to non-controlling interest	—	85	—	229
Comprehensive income (loss) available to stockholders	$6,603	$(12,125)	$71,435	$(56,822)

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

For the three and nine months ended September 30, 2023 and 2022 (in thousands, except per share data)

					Accumulated
	Common stock		Additional		other	Total
	Shares		paid-in	Retained	comprehensive	stockholders'
	outstanding	Amount	capital	earnings	income (loss)	equity

Balance, January 1, 2023	29,259	$58,367	$377,703	$439,898	$(115,536)	$760,432

Activity for three months ended March 31, 2023:
Net income	—	—	—	29,048	—	29,048
Other comprehensive income	—	—	—	—	14,593	14,593
Stock compensation expense	—	—	1,152	—	—	1,152
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations	66	217	3,557	(6,143)	—	(2,369)
Cash dividends declared, $0.29 per share	—	—	—	(8,489)	—	(8,489)
Shares cancelled	(1)	(2)	(21)	24	—	1
Balance, March 31, 2023	29,324	$58,582	$382,391	$454,338	$(100,943)	$794,368

Activity for three months ended June 30, 2023:
Net income	—	—	—	27,664	—	27,664
Other comprehensive loss	—	—	—	—	(6,473)	(6,473)
Stock compensation expense	—	—	1,035	—	—	1,035
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations	—	2	26	(39)	—	(11)
Cash dividends declared, $0.29 per share	—	—	—	(8,501)	—	(8,501)
Shares cancelled	—	(4)	(65)	69	—	—
Balance, June 30, 2023	29,324	$58,580	$383,387	$473,531	$(107,416)	$808,082

Activity for three months ended September 30, 2023:
Net income	—	—	—	27,092	—	27,092
Other comprehensive loss	—	—	—	—	(20,489)	(20,489)
Stock compensation expense	—	—	1,032	—	—	1,032
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations	—	—	(2)	—	—	(2)
Cash dividends declared, $0.30 per share	—	—	—	(8,797)	—	(8,797)
Shares cancelled	(1)	(1)	(18)	19	—	—
Balance, September 30, 2023	29,323	$58,579	$384,399	$491,845	$(127,905)	$806,918

(continued)

					Accumulated
	Common stock		Additional		other	Total
	Shares		paid-in	Retained	comprehensive	stockholders'	Non-controlling	Total
	outstanding	Amount	capital	earnings	loss	equity	interest	equity

Balance, January 1, 2022	26,596	$49,501	$243,107	$391,201	$(7,940)	$675,869	$-	$675,869

Activity for three months ended March 31, 2022:
Net income	—	—	—	7,906	—	7,906	36	7,942
Other comprehensive loss	—	—	—	—	(49,659)	(49,659)	—	(49,659)
Stock compensation expense	—	—	991	—	—	991	—	991
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations	65	216	3,451	(6,011)	—	(2,344)	—	(2,344)
Stock issued for Commonwealth acquisition	2,564	8,539	125,286	—	—	133,825	—	133,825
Non-controlling interest of acquired entity	—	—	—	—	—	—	3,094	3,094
Cash dividends declared, $0.28 per share	—	—	—	(8,172)	—	(8,172)	—	(8,172)
Shares cancelled	(5)	(18)	(280)	25	—	(273)	—	(273)
Distributions to non-controlling interest	—	—	—	—	—	—	(53)	(53)
Balance, March 31, 2022	29,220	$58,238	$372,555	$384,949	$(57,599)	$758,143	$3,077	$761,220

Activity for three months ended June 30, 2022:
Net income	—	—	—	26,794	—	26,794	108	26,902
Other comprehensive loss	—	—	—	—	(29,738)	(29,738)	—	(29,738)
Stock compensation expense	—	—	1,057	—	—	1,057	—	1,057
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations	26	85	1,365	(2,394)	—	(944)	—	(944)
Cash dividends declared, $0.28 per share	—	—	—	(8,183)	—	(8,183)	—	(8,183)
Shares cancelled	(3)	(8)	(99)	109	—	2	—	2
Distributions to non-controlling interest	—	—	—	—	—	—	(155)	(155)
Balance, June 30, 2022	29,243	$58,315	$374,878	$401,275	$(87,337)	$747,131	$3,030	$750,161

Activity for three months ended September 30, 2022:
Net income	—	—	—	28,455	—	28,455	85	28,540
Other comprehensive loss	—	—	—	—	(40,580)	(40,580)	—	(40,580)
Stock compensation expense	—	—	1,237	—	—	1,237	—	1,237
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations	1	5	94	(114)	—	(15)	—	(15)
Cash dividends declared, $0.29 per share	—	—	—	(8,474)	—	(8,474)	—	(8,474)
Shares cancelled	(2)	(9)	(118)	127	—	—	—	—
Distributions to non-controlling interest	—	—	—	—	—	—	(120)	(120)
Balance, September 30, 2022	29,242	$58,311	$376,091	$421,269	$(127,917)	$727,754	$2,995	$730,749

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

For the nine months ended September 30, 2023 and 2022 (in thousands)

	2023	2022
Cash flows from operating activities:
Net income	$83,804	$63,384
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	7,750	6,882
Depreciation, amortization and accretion, net	15,356	15,729
Deferred income tax expense (benefit)	(883)	3,303
Gain on sale of mortgage loans held for sale	(1,251)	(670)
Origination of mortgage loans held for sale	(86,100)	(111,026)
Proceeds from sale of mortgage loans held for sale	83,422	118,639
Bank owned life insurance income	(1,677)	(1,052)
Gain on the disposal of premises and equipment	(75)	(3,046)
Loss on other real estate owned	250	5
Stock compensation expense	3,219	3,285
Excess tax benefit from share-based compensation arrangements	(579)	(1,142)
Net change in accrued interest receivable and other assets	(106,238)	(8,635)
Net change in accrued interest payable and other liabilities	79,409	(14,539)
Net cash provided by operating activities	76,407	71,117
Cash flows from investing activities:
Purchases of available for sale debt securities	(6,025)	(180,902)
Proceeds from sales of acquired available for sale debt securities	—	2,111
Proceeds from maturities and paydowns of available for sale debt securities	106,806	112,078
Purchases of held to maturity debt securities	—	(459,183)
Proceeds from maturities and paydowns of held to maturity debt securities	28,196	164,512
Purchase of bank owned life insurance	—	(30,000)
Purchases of FHLB stock	(28,800)	—
Proceeds from redemption of FHLB stock	13,487	2,883
Net change in non-PPP loans	(428,674)	(332,133)
Net change in PPP loans	13,766	121,265
Purchases of premises and equipment	(5,536)	(15,294)
Proceeds from sale or disposal of premises and equipment	1,732	13,517
Other investment activities	(12,339)	—
Proceeds from sales of other real estate owned	—	6,656
Cash from acquisition, net of cash paid	—	349,456
Net cash (used in) provided by investing activities	(317,387)	(245,034)
Cash flows from financing activities:
Net change in deposits	11,555	(406,883)
Net change in securities sold under agreements to repurchase and federal funds purchased	(16,719)	(18,524)
Proceeds from FHLB advances	700,000	—
Repayments of FHLB advances	(400,000)	—
Repayment of acquired line of credit	—	(3,200)
Share repurchases related to compensation plans	(2,382)	(3,574)
Cash disbursements to non-controlling interest	—	(328)
Cash dividends paid	(25,804)	(24,845)
Net cash (used in) provided by financing activities	266,650	(457,354)
Net change in cash and cash equivalents	25,670	(631,271)
Beginning cash and cash equivalents	167,367	961,192
Ending cash and cash equivalents	$193,037	$329,921

(continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (continued)

For the nine months ended September 30,

	2023	2022
Supplemental cash flow information:
Interest paid	$64,963	$8,281
Income taxes paid, net of refunds	28,460	9,614
Cash paid for operating lease liabilities	3,111	2,746

Supplemental non-cash activity:
Unfunded commitments in tax credit investments	$100,046	$6,886
Dividends payable to stockholders	212	204
Premises and equipment transferred to premises held for sale	715	10,355

Liabilities assumed in conjunction with acquisitions:
Fair value of assets acquired	$-	$1,403,509
Cash paid in acquisition	—	30,994
Common stock issued in acquisition	—	133,825
Non-controlling interest of acquired entity	—	3,094
Total consideration paid	—	167,913
Liabilities assumed	$-	$1,235,596

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

To prepare the condensed consolidated financial statements, management must make estimates and assumptions that may require difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates are susceptible to material changes as a result of changes in facts and circumstances. Actual results could differ significantly from those estimates, and the results of operations for the three and nine month period ended September 30, 2023 do not necessarily indicate the results that Bancorp will achieve for the year ended December 31, 2023, or any other interim period.

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

AFS Debt Securities

The following table summarizes the amortized cost, unrealized gains and losses, and fair value of Bancorp’s AFS debt securities portfolio:

(in thousands)	Amortized	Unrealized		Fair
September 30, 2023	cost	Gains	Losses	value

U.S. Treasury and other U.S. Government obligations	$123,500	$-	$(5,491)	$118,009
Government sponsored enterprise obligations	115,862	184	(6,813)	109,233
Mortgage backed securities - government agencies	814,224	-	(141,558)	672,666
Obligations of states and political subdivisions	138,279	-	(21,388)	116,891
Other	3,856	-	(407)	3,449

Total available for sale debt securities	$1,195,721	$184	$(175,657)	$1,020,248

December 31, 2022

U.S. Treasury and other U.S. Government obligations	$122,966	$-	$(7,927)	$115,039
Government sponsored enterprise obligations	149,773	290	(6,437)	143,626
Mortgage backed securities - government agencies	874,265	58	(121,585)	752,738
Obligations of states and political subdivisions	145,016	1	(17,418)	127,599
Other	5,957	-	(342)	5,615

Total available for sale debt securities	$1,297,977	$349	$(153,709)	$1,144,617

HTM Debt Securities

The following table summarizes the amortized cost, unrecognized gains and losses, and fair value of Bancorp’s HTM debt securities portfolio:

(in thousands)	Carrying	Unrecognized		Fair
September 30, 2023	value	Gains	Losses	value

U.S. Treasury and other U.S. Government obligations	$204,139	$-	$(7,645)	$196,494
Government sponsored enterprise obligations	26,972	-	(3,536)	23,436
Mortgage backed securities - government agencies	214,094	-	(36,606)	177,488

Total held to maturity debt securities	$445,205	$-	$(47,787)	$397,418

December 31, 2022
U.S. Treasury and other U.S. Government obligations	$217,794	$-	$(9,166)	$208,628
Government sponsored enterprise obligations	27,507	-	(2,559)	24,948
Mortgage backed securities - government agencies	227,916	-	(29,659)	198,257

Total held to maturity debt securities	$473,217	$-	$(41,384)	$431,833

All investment securities classified as HTM by Bancorp as of September 30, 2023 are obligations of the U.S. Government and/or are issued by U.S. Government-sponsored agencies and have an implicit or explicit government guarantee. Therefore, no ACL has been recorded for Bancorp’s HTM securities as of September 30, 2023. Further, as of September 30, 2023, none of Bancorp’s HTM securities were in non-accrual or past due status.

Debt Securities by Contractual Maturity

A summary of AFS and HTM debt securities by contractual maturity as of September 30, 2023 follows:

	AFS Debt Securities		HTM Debt Securities

(in thousands)	Amortized cost	Fair value	Carrying value	Fair value

Due within one year	$117,105	$112,410	$51,077	$50,188
Due after one year but within five years	54,505	50,972	153,800	147,004
Due after five years but within 10 years	79,708	66,296	25,660	22,176
Due after 10 years	130,179	117,904	574	562
Mortgage backed securities - government agencies	814,224	672,666	214,094	177,488
Total	$1,195,721	$1,020,248	$445,205	$397,418

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

At September 30, 2023 and December 31, 2022, there were no holdings of debt securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

Accrued interest on the AFS and HTM securities portfolios totaled $4 million and $1 million at September 30, 2023, respectively. Accrued interest on the AFS and HTM securities portfolios totaled $4 million and $2 million at December 31, 2022, respectively. Accrued interest on the AFS and HTM securities portfolios are included in the condensed consolidated balance sheets.

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

Securities with a carrying value of $688 million and $1.1 billion were pledged at September 30, 2023 and December 31, 2022, respectively, to secure accounts of commercial depositors in cash management accounts, public deposits and uninsured cash balances for WM&T accounts. The decrease between December 31, 2022 and September 30, 2023 is largely the result of seasonal public funds deposit runoff.

Based on an evaluation of available information including security type, counterparty credit quality, past events, current conditions, and reasonable and supportable forecasts that are relevant to collectability, Bancorp has concluded that it expects to receive all contractual cash flows from each security held in its AFS and HTM debt securities portfolio. As such, no allowance or impairment was recorded with respect to investment securities as of September 30, 2023.

Unrealized and Unrecognized Loss Analysis on Debt Securities

Debt securities with unrealized and unrecognized losses at September 30, 2023 and December 31, 2022, aggregated by investment category and length of time securities have been in a continuous unrealized loss position follows:

	AFS Debt Securities
	Less than 12 months		12 months or more		Total
(in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2023	value	losses	value	losses	value	losses

U.S. Treasury and other U.S. Government obligations	$-	$-	$118,009	$(5,491)	$118,009	$(5,491)
Government sponsored enterprise obligations	10,262	(42)	83,081	(6,771)	93,343	(6,813)
Mortgage-backed securities - government agencies	29,149	(1,633)	643,517	(139,925)	672,666	(141,558)
Obligations of states and political subdivisions	13,482	(929)	103,094	(20,459)	116,576	(21,388)
Other	-	-	3,449	(407)	3,449	(407)

Total AFS debt securities	$52,893	$(2,604)	$951,150	$(173,053)	$1,004,043	$(175,657)

December 31, 2022

U.S. Treasury and other U.S. Government obligations	$3,025	$(57)	$111,966	$(7,870)	$114,991	$(7,927)
Government sponsored enterprise obligations	99,785	(3,553)	22,484	(2,884)	122,269	(6,437)
Mortgage-backed securities - government agencies	180,263	(11,114)	567,988	(110,471)	748,251	(121,585)
Obligations of states and political subdivisions	64,165	(3,763)	56,864	(13,655)	121,029	(17,418)
Other	4,865	(213)	749	(129)	5,614	(342)

Total AFS debt securities	$352,103	$(18,700)	$760,051	$(135,009)	$1,112,154	$(153,709)

	HTM Debt Securities
	Less than 12 months		12 months or more		Total
(in thousands)	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
September 30, 2023	value	losses	value	losses	value	losses

U.S. Treasury and other U.S. Government obligations	$-	$-	$196,494	$(7,645)	$196,494	$(7,645)
Government sponsored enterprise obligations	1,415	(4)	22,009	(3,532)	23,424	(3,536)
Mortgage-backed securities - government agencies	-	-	177,451	(36,606)	177,451	(36,606)

Total HTM debt securities	$1,415	$(4)	$395,954	$(47,783)	$397,369	$(47,787)

December 31, 2022

U.S. Treasury and other U.S. Government obligations	$208,628	$(9,166)	$-	$-	$208,628	$(9,166)
Government sponsored enterprise obligations	24,948	(2,559)	-	-	24,948	(2,559)
Mortgage-backed securities - government agencies	198,257	(29,659)	-	-	198,257	(29,659)

Total HTM debt securities	$431,833	$(41,384)	$-	$-	$431,833	$(41,384)

Applicable dates for determining when securities are in unrealized and unrecognized loss positions are September 30, 2023 and December 31, 2022. As such, it is possible that a security had a market value lower than its amortized cost on other days during the past 12 months, but is not in the “Less than 12 months” category above.

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

In evaluating debt securities in unrealized and unrecognized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, Bancorp considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition, among other factors. Unrealized and unrecognized losses on Bancorp’s investment securities portfolio have not been recognized as an expense because the securities are of high credit quality, and the decline in fair values is attributable to changes in the prevailing interest rate environment since the purchase date. Fair value is expected to recover as securities reach maturity and/or the interest rate environment returns to conditions similar to when these securities were purchased. These investments consisted of 543 and 547 separate investment positions as of September 30, 2023 and December 31, 2022, respectively. By dollar value, approximately 99% and 98% of the debt securities portfolio was in a loss position as of September 30, 2023 and December 31, 2022, respectively. There were no credit related factors underlying unrealized and unrecognized losses on debt securities at September 30, 2023 and December 31, 2022.

(3)	Loans and Allowance for Credit Losses on Loans

Composition of loans by class follows:

(in thousands)	September 30, 2023	December 31, 2022

Commercial real estate - non-owner occupied	$1,508,615	$1,397,346
Commercial real estate - owner occupied	945,122	834,629
Total commercial real estate	2,453,737	2,231,975

Commercial and industrial - term	826,201	765,163
Commercial and industrial - term - PPP	4,827	18,593
Commercial and industrial - lines of credit	419,999	465,813
Total commercial and industrial	1,251,027	1,249,569

Residential real estate - owner occupied	696,162	591,515
Residential real estate - non-owner occupied	350,386	313,248
Total residential real estate	1,046,548	904,763

Construction and land development	480,120	445,690
Home equity lines of credit	203,184	200,725
Consumer	143,703	139,461
Leases	14,710	13,322
Credits cards	24,055	20,413
Total loans (1)	$5,617,084	$5,205,918

(1) Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs.

Accrued interest on loans, which is excluded from the amortized cost of loans, totaled $19 million and $17 million at September 30, 2023 and December 31, 2022, respectively, and was included in the condensed consolidated balance sheets.

Loans with carrying amounts of $3.11 billion and $2.77 billion were pledged to secure FHLB borrowing capacity at September 30, 2023 and December 31, 2022, respectively.

Loans to directors and their related interests, including loans to companies for which directors are principal owners and executive officers, totaled $77 million and $79 million as of September 30, 2023 and December 31, 2022, respectively.

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

At September 30, 2023, the book balance of PCD loans acquired as a result of the CB acquisition totaled $55 million. Interest income recognized on loans classified as PCD totaled $1.1 million and $3.3 million for the three and nine month periods ended September 30, 2023, respectively. For the three and nine month periods ended September 30, 2022, interest income recognized on loans classified as PCD totaled $1.1 million and $4.0 million, respectively.

ACL for Loans

The table below reflects activity in the ACL related to loans:

(in thousands) Three Months Ended September 30, 2023	Beginning Balance	Provision for Credit Losses on Loans	Charge-offs	Recoveries	Ending Balance

Commercial real estate - non-owner occupied	$21,773	$(420)	$-	$17	$21,370
Commercial real estate - owner occupied	11,557	1,088	-	6	12,651
Total commercial real estate	33,330	668	-	23	34,021

Commercial and industrial - term	14,792	1,026	(1,878)	16	13,956
Commercial and industrial - lines of credit	6,503	(158)	-	1	6,346
Total commercial and industrial	21,295	868	(1,878)	17	20,302

Residential real estate - owner occupied	8,835	278	-	6	9,119
Residential real estate - non-owner occupied	4,169	55	-	-	4,224
Total residential real estate	13,004	333	-	6	13,343

Construction and land development	6,752	227	-	-	6,979
Home equity lines of credit	1,609	(7)	-	-	1,602
Consumer	1,285	184	(232)	131	1,368
Leases	205	7	-	-	212
Credit cards	230	20	(5)	3	248
Total	$77,710	$2,300	$(2,115)	$180	$78,075

(in thousands) Nine Months Ended September 30, 2023	Beginning Balance	Provision for Credit Losses on Loans	Charge-offs	Recoveries	Ending Balance

Commercial real estate - non-owner occupied	$22,641	$(1,324)	$-	$53	$21,370
Commercial real estate - owner occupied	10,827	1,818	-	6	12,651
Total commercial real estate	33,468	494	-	59	34,021

Commercial and industrial - term	12,991	2,955	(2,006)	16	13,956
Commercial and industrial - lines of credit	6,389	(193)	-	150	6,346
Total commercial and industrial	19,380	2,762	(2,006)	166	20,302

Residential real estate - owner occupied	6,717	2,418	(43)	27	9,119
Residential real estate - non-owner occupied	3,597	625	-	2	4,224
Total residential real estate	10,314	3,043	(43)	29	13,343

Construction and land development	7,186	(207)	-	-	6,979
Home equity lines of credit	1,613	1	(12)	-	1,602
Consumer	1,158	473	(639)	376	1,368
Leases	201	11	-	-	212
Credit cards	211	123	(105)	19	248
Total	$73,531	$6,700	$(2,805)	$649	$78,075

(in thousands) Three Months Ended September 30, 2022	Beginning Balance	Initial ACL on PCD Loans	Provision for Credit Losses on Loans	Charge-offs	Recoveries	Ending Balance

Commercial real estate - non-owner occupied	$20,723	$-	$502	$(37)	$-	$21,188
Commercial real estate - owner occupied	9,842	-	(227)	-	153	9,768
Total commercial real estate	30,565	-	275	(37)	153	30,956

Commercial and industrial - term	12,342	-	2,055	(466)	232	14,163
Commercial and industrial - lines of credit	5,000	-	203	(99)	-	5,104
Total commercial and industrial	17,342	-	2,258	(565)	232	19,267

Residential real estate - owner occupied	5,988	-	423	(17)	2	6,396
Residential real estate - non-owner occupied	3,190	-	146	-	9	3,345
Total residential real estate	9,178	-	569	(17)	11	9,741

Construction and land development	6,214	-	731	-	-	6,945
Home equity lines of credit	1,521	-	105	-	-	1,626
Consumer	1,113	-	162	(307)	148	1,116
Leases	221	-	(10)	-	-	211
Credit cards	208	-	13	-	-	221
Total	$66,362	$-	$4,103	$(926)	$544	$70,083

(in thousands) Nine Months Ended September 30, 2022	Beginning Balance	Initial ACL on Loans Purchased with Credit Deterioration	Provision for Credit Losses on Loans	Charge-offs	Recoveries	Ending Balance

Commercial real estate - non-owner occupied	$15,960	$3,508	$1,744	$(37)	$13	$21,188
Commercial real estate - owner occupied	9,595	2,121	(2,103)	(41)	196	9,768
Total commercial real estate	25,555	5,629	(359)	(78)	209	30,956

Commercial and industrial - term	8,577	1,358	3,796	(594)	1,026	14,163
Commercial and industrial - lines of credit	4,802	1,874	(1,437)	(135)	-	5,104
Total commercial and industrial	13,379	3,232	2,359	(729)	1,026	19,267

Residential real estate - owner occupied	4,316	590	1,458	(30)	62	6,396
Residential real estate - non-owner occupied	3,677	-	(349)	-	17	3,345
Total residential real estate	7,993	590	1,109	(30)	79	9,741

Construction and land development	4,789	419	1,809	(72)	-	6,945
Home equity lines of credit	1,044	2	580	-	-	1,626
Consumer	772	78	565	(796)	497	1,116
Leases	204	-	7	-	-	211
Credit cards	162	-	12	-	47	221
Total	$53,898	$9,950	$6,082	$(1,705)	$1,858	$70,083

The following tables present the amortized cost basis of non-performing loans and the amortized cost basis of loans on non-accrual status for which there was no related ACL losses:

	Non-accrual Loans		Past Due 90-Days-
(in thousands)	With No	Total	or-More and Still
September 30, 2023	Recorded ACL	Non-accrual	Accruing Interest

Commercial real estate - non-owner occupied	$—	$7,162	$—
Commercial real estate - owner occupied	—	1,109	—

Total commercial real estate	—	8,271	—

Commercial and industrial - term	3,737	5,229	—
Commercial and industrial - PPP	—	—	—
Commercial and industrial - lines of credit	—	58	—

Total commercial and industrial	3,737	5,287	—

Residential real estate - owner occupied	237	2,709	—
Residential real estate - non-owner occupied	—	378	—

Total residential real estate	237	3,087	—

Construction and land development	—	—	—
Home equity lines of credit	—	304	—
Consumer	—	266	—
Leases	—	—	—
Credit cards	—	12	1
Total	$3,974	$17,227	$1

	Non-accrual Loans			Past Due 90-Days-
(in thousands)	With No	Total	Troubled Debt	or-More and Still
December 31, 2022	Recorded ACL	Non-accrual	Restructurings (1)	Accruing Interest

Commercial real estate - non-owner occupied	$—	$7,707	$—	$78
Commercial real estate - owner occupied	1,370	2,525	—	—

Total commercial real estate	1,370	10,232	—	78

Commercial and industrial - term	403	1,182	—	259
Commercial and industrial - PPP	—	21	—	28
Commercial and industrial - lines of credit	273	348	—	300

Total commercial and industrial	676	1,551	—	587

Residential real estate - owner occupied	249	1,801	—	—
Residential real estate - non-owner occupied	—	219	—	220

Total residential real estate	249	2,020	—	220

Construction and land development	—	—	—	—
Home equity lines of credit	—	205	—	—
Consumer	—	234	—	—
Leases	—	—	—	—
Credit cards	—	—	—	7
Total	$2,295	$14,242	$—	$892

(1) Does not include TDRs reflected in the non-accrual column.

For the three and nine month periods ended September 30, 2023 and 2022, the amount of accrued interest income previously recorded as revenue and subsequently reversed due to the change in accrual status was immaterial.

For the three and nine month periods ended September 30, 2023 and 2022, no interest income was recognized on loans on non-accrual status.

The following table presents the amortized cost basis and ACL allocated for collateral dependent loans, which are individually evaluated to determine expected credit losses:

(in thousands) September 30, 2023	Real Estate	Accounts Receivable / Equipment	Other	Total	ACL Allocation

Commercial real estate - non-owner occupied	$14,004	$-	$-	$14,004	$1,892
Commercial real estate - owner occupied	2,906	-	-	2,906	840
Total commercial real estate	16,910	-	-	16,910	2,732

Commercial and industrial - term	432	4,847	-	5,279	412
Commercial and industrial - lines of credit	2,690	159	-	2,849	739
Total commercial and industrial	3,122	5,006	-	8,128	1,151

Residential real estate - owner occupied	3,251	-	-	3,251	206
Residential real estate - non-owner occupied	567	-	-	567	116
Total residential real estate	3,818	-	-	3,818	322

Construction and land development	-	-	-	-	-
Home equity lines of credit	304	-	-	304	-
Consumer	-	-	275	275	20
Leases	-	-	-	-	-
Credit cards	-	-	-	-	-
Total collateral dependent loans	$24,154	$5,006	$275	$29,435	$4,225

(in thousands) December 31, 2022	Real Estate	Accounts Receivable / Equipment	Other	Total	ACL Allocation

Commercial real estate - non-owner occupied	$14,764	$-	$-	$14,764	$2,652
Commercial real estate - owner occupied	4,415	-	-	4,415	846
Total commercial real estate	19,179	-	-	19,179	3,498

Commercial and industrial - term	39	2,207	-	2,246	1,205
Commercial and industrial - lines of credit	422	2,821	-	3,243	761
Total commercial and industrial	461	5,028	-	5,489	1,966

Residential real estate - owner occupied	2,199	-	-	2,199	222
Residential real estate - non-owner occupied	415	-	-	415	116
Total residential real estate	2,614	-	-	2,614	338

Construction and land development	-	-	-	-	-
Home equity lines of credit	205	-	-	205	-
Consumer	-	-	219	219	20
Leases	-	-	-	-	-
Credit cards	-	-	-	-	-
Total collateral dependent loans	$22,459	$5,028	$219	$27,706	$5,822

The following tables present the aging of contractually past due loans by portfolio class:

(in thousands)		30-59 days	60-89 days	90 or more	Total Past	Total
September 30, 2023	Current	Past Due	Past Due	days Past Due	Due Loans	Loans

Commercial real estate - non-owner occupied	$1,504,918	$114	$3,235	$348	$3,697	$1,508,615
Commercial real estate - owner occupied	943,521	1,370	—	231	1,601	945,122
Total commercial real estate	2,448,439	1,484	3,235	579	5,298	2,453,737

Commercial and industrial - term	824,236	456	803	706	1,965	826,201
Commercial and industrial - term - PPP	4,827	—	—	—	—	4,827
Commercial and industrial - lines of credit	419,734	207	—	58	265	419,999
Total commercial and industrial	1,248,797	663	803	764	2,230	1,251,027

Residential real estate - owner occupied	689,433	4,618	709	1,402	6,729	696,162
Residential real estate - non-owner occupied	349,772	377	—	237	614	350,386
Total residential real estate	1,039,205	4,995	709	1,639	7,343	1,046,548

Construction and land development	480,059	61	—	—	61	480,120
Home equity lines of credit	202,697	183	11	293	487	203,184
Consumer	143,019	348	136	200	684	143,703
Leases	14,710	—	—	—	—	14,710
Credit cards	24,049	3	2	1	6	24,055
Total	$5,600,975	$7,737	$4,896	$3,476	$16,109	$5,617,084

(in thousands)		30-59 days	60-89 days	90 or more	Total Past	Total
December 31, 2022	Current	Past Due	Past Due	days Past Due	Due Loans	Loans

Commercial real estate - non-owner occupied	$1,393,016	$3,404	$460	$466	$4,330	$1,397,346
Commercial real estate - owner occupied	831,731	225	2,592	81	2,898	834,629
Total commercial real estate	2,224,747	3,629	3,052	547	7,228	2,231,975

Commercial and industrial - term	763,793	157	292	921	1,370	765,163
Commercial and industrial - term - PPP	17,719	748	77	49	874	18,593
Commercial and industrial - lines of credit	464,494	389	300	630	1,319	465,813
Total commercial and industrial	1,246,006	1,294	669	1,600	3,563	1,249,569

Residential real estate - owner occupied	587,830	1,613	974	1,098	3,685	591,515
Residential real estate - non-owner occupied	312,249	373	331	295	999	313,248
Total residential real estate	900,079	1,986	1,305	1,393	4,684	904,763

Construction and land development	445,618	—	72	—	72	445,690
Home equity lines of credit	200,036	566	40	83	689	200,725
Consumer	138,846	342	85	188	615	139,461
Leases	13,322	—	—	—	—	13,322
Credit cards	20,401	3	2	7	12	20,413
Total	$5,189,055	$7,820	$5,225	$3,818	$16,863	$5,205,918

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

As of September 30, 2023, the risk rating of loans based on year of origination was as follows:

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving loans amortized
September 30, 2023	2023	2022	2021	2020	2019	Prior	cost basis	Total

Commercial real estate - non-owner occupied:
Risk rating
Pass	$255,865	$354,634	$338,426	$222,111	$122,851	$153,093	$22,016	$1,468,996
OAEM	3,287	-	2,917	-	3,373	4,098	-	13,675
Substandard	-	1,383	1,003	3,628	12,424	247	97	18,782
Substandard non-performing	6,080	299	-	-	76	707	-	7,162
Doubtful	-	-	-	-	-	-	-	-
Total Commercial real estate non-owner occupied	$265,232	$356,316	$342,346	$225,739	$138,724	$158,145	$22,113	$1,508,615
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate - owner occupied:
Risk rating
Pass	$127,016	$181,373	$203,605	$189,483	$96,127	$113,057	$15,814	$926,475
OAEM	3,571	2,002	602	5,192	79	771	-	12,217
Substandard	266	4,286	-	-	392	377	-	5,321
Substandard non-performing	-	230	808	71	-	-	-	1,109
Doubtful	-	-	-	-	-	-	-	-
Total Commercial real estate owner occupied	$130,853	$187,891	$205,015	$194,746	$96,598	$114,205	$15,814	$945,122
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial and industrial - term:
Risk rating
Pass	$192,704	$322,039	$180,682	$62,307	$27,539	$30,438	$-	$815,709
OAEM	-	855	2,625	-	167	164	-	3,811
Substandard	922	85	45	100	-	300	-	1,452
Substandard non-performing	3,848	774	44	341	222	-	-	5,229
Doubtful	-	-	-	-	-	-	-	-
Total Commercial and industrial - term	$197,474	$323,753	$183,396	$62,748	$27,928	$30,902	$-	$826,201
Current period gross charge offs	$(1,274)	$(621)	$(26)	$(57)	$-	$(28)	$-	$(2,006)

Commercial and industrial - PPP
Risk rating
Pass	$-	$-	$2,753	$2,074	$-	$-	$-	$4,827
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Commercial and industrial - PPP	$-	$-	$2,753	$2,074	$-	$-	$-	$4,827
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

(continued)

(continued)

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving loans amortized
September 30, 2023	2023	2022	2021	2020	2019	Prior	cost basis	Total

Commercial and industrial - lines of credit
Risk rating
Pass	$34,187	$29,544	$3,413	$360	$9,143	$2,053	$323,574	$402,274
OAEM	-	-	-	829	-	-	7,588	8,417
Substandard	-	-	-	-	25	-	9,225	9,250
Substandard non-performing	-	-	-	-	-	-	58	58
Doubtful	-	-	-	-	-	-	-	-
Total Commercial and industrial - lines of credit	$34,187	$29,544	$3,413	$1,189	$9,168	$2,053	$340,445	$419,999
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Residential real estate - owner occupied
Risk rating
Pass	$148,984	$181,101	$179,320	$88,093	$23,378	$72,112	$-	$692,988
OAEM	-	-	91	-	-	-	-	91
Substandard	-	16	-	-	-	358	-	374
Substandard non-performing	178	675	162	254	52	1,388	-	2,709
Doubtful	-	-	-	-	-	-	-	-
Total Residential real estate - owner occupied	$149,162	$181,792	$179,573	$88,347	$23,430	$73,858	$-	$696,162
Current period gross charge offs	$-	$-	$-	$-	$-	$(43)	$-	$(43)

Residential real estate - non-owner occupied
Risk rating
Pass	$65,058	$87,911	$80,228	$51,062	$31,771	$33,108	$-	$349,138
OAEM	-	10	-	-	262	280	-	552
Substandard	-	-	-	-	-	318	-	318
Substandard non-performing	-	237	20	-	46	75	-	378
Doubtful	-	-	-	-	-	-	-	-
Total Residential real estate - non-owner occupied	$65,058	$88,158	$80,248	$51,062	$32,079	$33,781	$-	$350,386
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Construction and land development
Risk rating
Pass	$83,239	$246,335	$73,479	$49,275	$489	$3,837	$15,996	$472,650
OAEM	-	-	-	-	-	-	999	999
Substandard	4,175	2,296	-	-	-	-	-	6,471
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Construction and land development	$87,414	$248,631	$73,479	$49,275	$489	$3,837	$16,995	$480,120
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Home equity lines of credit
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$202,842	$202,842
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	38	38
Substandard non-performing	-	-	-	-	-	-	304	304
Doubtful	-	-	-	-	-	-	-	-
Total Home equity lines of credit	$-	$-	$-	$-	$-	$-	$203,184	$203,184
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$(12)	$(12)

(continued)

(continued)

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving loans amortized
September 30, 2023	2023	2022	2021	2020	2019	Prior	cost basis	Total

Consumer
Risk rating
Pass	$25,219	$19,908	$11,791	$3,355	$2,477	$2,073	$78,614	$143,437
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	110	80	25	13	26	12	266
Doubtful	-	-	-	-	-	-	-	-
Total Consumer	$25,219	$20,018	$11,871	$3,380	$2,490	$2,099	$78,626	$143,703
Current period gross charge offs	$(477)	$(18)	$(23)	$(40)	$(40)	$(27)	$(14)	$(639)

Leases
Risk rating
Pass	$3,688	$3,360	$1,937	$307	$315	$5,103	$-	$14,710
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Leases	$3,688	$3,360	$1,937	$307	$315	$5,103	$-	$14,710
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Credit cards
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$24,043	$24,043
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	12	12
Doubtful	-	-	-	-	-	-	-	-
Total Credit cards	$-	$-	$-	$-	$-	$-	$24,055	$24,055
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$(105)	$(105)

Total loans
Risk rating
Pass	$935,960	$1,426,205	$1,075,634	$668,427	$314,090	$414,874	$682,899	$5,518,089
OAEM	6,858	2,867	6,235	6,021	3,881	5,313	8,587	39,762
Substandard	5,363	8,066	1,048	3,728	12,841	1,600	9,360	42,006
Substandard non-performing	10,106	2,325	1,114	691	409	2,196	386	17,227
Doubtful	-	-	-	-	-	-	-	-
Total Loans	$958,287	$1,439,463	$1,084,031	$678,867	$331,221	$423,983	$701,232	$5,617,084
Current period gross charge offs	$(1,751)	$(639)	$(49)	$(97)	$(40)	$(98)	$(131)	$(2,805)

As of December 31, 2022, the risk rating of loans based on year of origination was as follows:

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving loans amortized
December 31, 2022	2022	2021	2020	2019	2018	Prior	cost basis	Total

Commercial real estate - non-owner occupied:
Risk rating
Pass	$338,460	$380,612	$264,833	$128,407	$76,359	$139,095	$24,875	$1,352,641
OAEM	-	2,006	-	3,534	-	5,414	-	10,954
Substandard	1,381	1,012	3,744	19,574	-	233	100	26,044
Substandard non-performing	-	-	-	-	-	7,707	-	7,707
Doubtful	-	-	-	-	-	-	-	-
Total Commercial real estate non-owner occupied	$339,841	$383,630	$268,577	$151,515	$76,359	$152,449	$24,975	$1,397,346

Commercial real estate - owner occupied:
Risk rating
Pass	$165,711	$202,599	$194,052	$104,148	$60,899	$74,356	$13,062	$814,827
OAEM	2,895	1,777	4,540	1,891	676	216	510	12,505
Substandard	-	1,152	-	1,623	1,928	69	-	4,772
Substandard non-performing	1,533	911	-	-	-	81	-	2,525
Doubtful	-	-	-	-	-	-	-	-
Total Commercial real estate owner occupied	$170,139	$206,439	$198,592	$107,662	$63,503	$74,722	$13,572	$834,629

Commercial and industrial - term:
Risk rating
Pass	$357,470	$210,906	$90,063	$39,068	$29,901	$27,354	$-	$754,762
OAEM	3,835	2,935	-	303	1,426	-	-	8,499
Substandard	178	-	-	201	-	341	-	720
Substandard non-performing	539	39	486	101	17	-	-	1,182
Doubtful	-	-	-	-	-	-	-	-
Total Commercial and industrial - term	$362,022	$213,880	$90,549	$39,673	$31,344	$27,695	$-	$765,163

Commercial and industrial - PPP
Risk rating
Pass	$-	$14,212	$4,047	$-	$-	$-	$-	$18,259
OAEM	-	-	313	-	-	-	-	313
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	21	-	-	-	-	21
Doubtful	-	-	-	-	-	-	-	-
Total Commercial and industrial - PPP	$-	$14,212	$4,381	$-	$-	$-	$-	$18,593

(continued)

(continued)

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving loans amortized
December 31, 2022	2022	2021	2020	2019	2018	Prior	cost basis	Total

Commercial and industrial - lines of credit
Risk rating
Pass	$54,948	$13,999	$991	$9,179	$1,188	$1,033	$367,688	$449,026
OAEM	-	-	-	-	-	366	12,491	12,857
Substandard	-	-	905	1,915	-	-	762	3,582
Substandard non-performing	-	-	-	273	-	-	75	348
Doubtful	-	-	-	-	-	-	-	-
Total Commercial and industrial - lines of credit	$54,948	$13,999	$1,896	$11,367	$1,188	$1,399	$381,016	$465,813

Residential real estate - owner occupied
Risk rating
Pass	$188,765	$189,007	$96,818	$28,316	$15,281	$70,556	$-	$588,743
OAEM	360	96	-	70	-	-	-	526
Substandard	18	-	10	-	140	277	-	445
Substandard non-performing	65	191	70	292	122	1,061	-	1,801
Doubtful	-	-	-	-	-	-	-	-
Total Residential real estate - owner occupied	$189,208	$189,294	$96,898	$28,678	$15,543	$71,894	$-	$591,515

Residential real estate - non-owner occupied
Risk rating
Pass	$97,313	$83,458	$55,787	$34,304	$19,300	$21,720	$-	$311,882
OAEM	15	-	115	271	124	290	-	815
Substandard	-	-	-	-	-	332	-	332
Substandard non-performing	86	21	-	-	-	112	-	219
Doubtful	-	-	-	-	-	-	-	-
Total Residential real estate - non-owner occupied	$97,414	$83,479	$55,902	$34,575	$19,424	$22,454	$-	$313,248

Construction and land development
Risk rating
Pass	$257,559	$99,204	$45,427	$580	$5,959	$1,123	$30,378	$440,230
OAEM	-	-	-	-	-	-	999	999
Substandard	4,461	-	-	-	-	-	-	4,461
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Construction and land development	$262,020	$99,204	$45,427	$580	$5,959	$1,123	$31,377	$445,690

Home equity lines of credit
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$200,481	$200,481
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	39	39
Substandard non-performing	-	-	-	-	-	-	205	205
Doubtful	-	-	-	-	-	-	-	-
Total Home equity lines of credit	$-	$-	$-	$-	$-	$-	$200,725	$200,725

(continued)

(continued)

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving loans amortized
December 31, 2022	2022	2021	2020	2019	2018	Prior	cost basis	Total

Consumer
Risk rating
Pass	$27,308	$18,396	$5,536	$5,450	$2,270	$1,621	$78,646	$139,227
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	21	56	40	62	9	31	15	234
Doubtful	-	-	-	-	-	-	-	-
Total Consumer	$27,329	$18,452	$5,576	$5,512	$2,279	$1,652	$78,661	$139,461

Leases
Risk rating
Pass	$4,643	$4,344	$2,589	$535	$576	$635	$-	$13,322
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Leases	$4,643	$4,344	$2,589	$535	$576	$635	$-	$13,322

Credit cards
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$20,413	$20,413
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Credit cards	$-	$-	$-	$-	$-	$-	$20,413	$20,413

Total loans
Risk rating
Pass	$1,492,177	$1,216,737	$760,143	$349,987	$211,733	$337,493	$735,543	$5,103,813
OAEM	7,105	6,814	4,968	6,069	2,226	6,286	14,000	47,468
Substandard	6,038	2,164	4,659	23,313	2,068	1,252	901	40,395
Substandard non-performing	2,244	1,218	617	728	148	8,992	295	14,242
Doubtful	-	-	-	-	-	-	-	-
Total Loans	$1,507,564	$1,226,933	$770,387	$380,097	$216,175	$354,023	$750,739	$5,205,918

For certain loan classes, such as credit cards, credit quality is evaluated based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in credit cards based on payment activity:

	September 30,	December 31,
(in thousands)	2023	2022

Credit cards
Performing	$24,043	$20,413
Non-performing	12	—
Total credit cards	$24,055	$20,413

Bancorp had $483,000 and $317,000, respectively, in residential real estate loans for which formal foreclosure proceedings were in process at September 30, 2023 and December 31, 2022.

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

During the three and nine months ended September 30, 2023, there were no modifications made to loans for borrowers experiencing financial difficulty and there were no payment defaults of existing modified loans within 12 months following modification. Default is determined at 90 days or more past due, charge off, or foreclosure.

Troubled Debt Restructuring Disclosures Prior to the Adoption of ASU 2022-02

Detail of outstanding TDRs included in total non-accrual loans follows:

	September 30, 2022
		Specific	Additional
		reserve	commitment
(in thousands)	Balance	allocation	to lend

Commercial real estate - owner occupied	$902	$202	$—
Commercial & industrial - term	—	—	—
Total TDRs	$902	$202	$—

During the three and nine month periods ended September 30, 2022, there were no loans modified as TDRs and there were no payment defaults of existing TDRs within 12 months following the modification. Default is determined at 90 or more days past due, charge-off, or foreclosure.

(4)	Goodwill

As of September 30, 2023 and December 31, 2022, goodwill totaled $194 million, of which $172 million was attributed to the commercial banking segment and $22 million is attributed to WM&T. Goodwill of $67 million was added through the CB acquisition, $8.5 million of which was subsequently written off as a result of Bancorp selling its interest in LFA effective December 31, 2022.

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

At September 30, 2023, Bancorp elected to perform a qualitative assessment to determine if it was more-likely-than-not that the fair value of the reporting units exceeded their carrying value, including goodwill. The qualitative assessment indicated that it was not more-likely-than-not that the carrying value of the reporting units exceeded their fair value.

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

Changes in the net carrying amount of CDIs follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Balance at beginning of period	$13,442	$16,870	$14,958	$5,596
Core deposit intangible acquired	—	—	—	12,724
Amortization	(749)	(956)	(2,265)	(2,406)
Balance at end of period	$12,693	$15,914	$12,693	$15,914

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

Changes in the net carrying amount of CLIs follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Balance at beginning of period	$9,196	$13,487	$10,032	$-
Customer list intangibles acquired	—	—	—	14,360
Disposition of LFA	—	—	—	—
Amortization	(418)	(654)	(1,254)	(1,527)
Balance at end of period	$8,778	$12,833	$8,778	$12,833

Future CDI and CLI amortization expense is estimated as follows:

(in thousands)	CDI	CLI
Remainder of 2023	$750	$418
2024	2,686	1,520
2025	2,375	1,368
2026	2,063	1,216
2027	1,752	1,064
2028	1,339	912
2029	888	760
2030	576	608
2031	264	456
2032	-	304
2033	-	152
Total future expense	$12,693	$8,778

(6)	Other Assets

A summary of the major components of other assets follows:

	September 30,	December 31,
(in thousands)	2023	2022

Cash surrender value of life insurance other than BOLI	$16,575	$15,496
Net deferred tax asset	59,110	54,145
Investments in tax credit partnerships	117,204	13,969
Swap assets	17,590	10,727
Prepaid assets	4,224	5,721
Trust fees receivable	3,781	3,354
Mortgage servicing rights	13,558	15,219
Other real estate owned	427	677
Other	14,200	15,680
Total other assets	$246,669	$134,988

Bancorp maintains life insurance policies other than BOLI in conjunction with its non-qualified defined benefit retirement and non-qualified compensation plans.

Bancorp periodically invests in certain partnerships that generate federal income tax credits. The tax benefit of these investments exceeds to amortization expense associated with them, resulting in a positive impact on net income. The investments in such partnerships are recorded in Other assets on the consolidated balance sheets, while the corresponding contribution requirements are recorded in Other liabilities. Contributions are typically spread over the life of the respective investments, which can be up to 10 years depending on the type of investment. Bancorp has invested in several larger tax credit partnerships during 2023, which have served as an economical means of fulfilling CRA requirements.

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

For additional information related to MSRs, see the footnote titled “Mortgage Banking Activities.”

(7)	Income Taxes

Components of income tax expense from operations follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Current income tax expense:
Federal	$7,129	$9,231	$20,409	$12,838
State	1,859	1,261	4,223	1,875
Total current income tax expense	8,988	10,492	24,632	14,713

Deferred income tax expense:
Federal	(1,087)	(1,922)	(1,311)	1,542
State	(259)	454	428	1,761
Total deferred income tax expense	(1,346)	(1,468)	(883)	3,303
Change in valuation allowance	-	-	-	-
Total income tax expense	$7,642	$9,024	$23,749	$18,016

An analysis of the difference between the statutory and ETRs from operations follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	3.3	3.6	3.4	3.5
Excess tax benefit from stock-based compensation arrangements	0.1	-	(0.3)	(1.3)
Change in cash surrender value of life insurance	(0.1)	-	(0.5)	0.6
Tax credits	(0.7)	(0.5)	(0.5)	(0.6)
Tax exempt interest income	(0.5)	(0.5)	(0.5)	(0.7)
Non-deductible merger expenses	-	-	-	0.2
Insurance captive	(0.2)	(0.3)	(0.3)	(0.3)
Other, net	(0.9)	0.7	(0.2)	(0.3)
Effective tax rate	22.0%	24.0%	22.1%	22.1%

Current state income tax expense for 2023 and 2022 represents tax owed to the state of Kentucky, Indiana and Illinois. Ohio state bank taxes are based on capital levels and are recorded as other non-interest expense.

On April 10, 2023, the IRS issued a proposed regulation that would potentially classify section 831(b) captive activity as a, “listed transaction,” and disallow the related tax benefits, both prospectively and retroactively, for a period of three years. While the proposed regulation has not been finalized, it is expected to be finalized during the fourth quarter of 2023. As a result, Bancorp elected not to renew the insurance captive effective August 2023 and expects it to be dissolved by the end of the year. The tax benefits associated with the Captive are not expected to be experienced going forward.

GAAP provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns. If recognized, tax benefits would reduce tax expense and accordingly, increase net income. The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current year tax positions, expiration of open income tax returns due to statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examination, litigation and legislative activity and addition or elimination of uncertain tax positions. As of September 30, 2023 and December 31, 2022, the gross amount of unrecognized tax benefits was immaterial to Bancorp’s consolidated financial statements. Federal and state income tax returns are subject to examination for the years after 2018.

(8)	Deposits

The composition of deposits follows:

(in thousands)	September 30, 2023	December 31, 2022

Non-interest bearing demand deposits	$1,714,918	$1,950,198
Interest bearing deposits:
Interest bearing demand	2,283,373	2,308,960
Savings	455,515	535,903
Money market	1,085,844	1,124,100

Time deposits of $250 thousand or more	229,943	97,638
Other time deposits	633,214	374,453
Total time deposits (1)	863,157	472,091

Total interest bearing deposits	4,687,889	4,441,054
Total deposits	$6,402,807	$6,391,252

(1)	Includes $591 and $599 in brokered deposits as of September 30, 2023 and December 31, 2022, respectively.

(9)	Securities Sold Under Agreements to Repurchase

SSUAR represent a funding source of Bancorp and are primarily used by commercial customers in conjunction with collateralized corporate cash management accounts. Such repurchase agreements are considered financing agreements and mature within one business day from the transaction date. At September 30, 2023 and December 31, 2022, all of these financing arrangements had overnight maturities and were secured by government sponsored enterprise obligations and government agency mortgage-backed securities that were owned and controlled by Bancorp.

Information concerning SSUAR follows:

(dollars in thousands)	September 30, 2023	December 31, 2022
Outstanding balance at end of period	$113,894	$133,342
Weighted average interest rate at end of period	1.76%	1.64%

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2023	2022	2023	2022

Average outstanding balance during the period	$127,063	$139,749	$120,740	$123,845
Average interest rate during the period	1.86%	0.50%	1.58%	0.27%
Maximum outstanding at any month end during the period	$127,931	$139,825	$138,347	$149,179

(10)	Subordinated Debentures

As a result of its acquisition of Commonwealth Bancshares, Inc. on March 7, 2022, Bancorp became the 100% successor owner of the following unconsolidated trust subsidiaries: Commonwealth Statutory Trust III, Commonwealth Statutory Trust IV and Commonwealth Statutory Trust V. The sole assets of the trust subsidiaries represent the proceeds of offerings loaned in exchange for subordinated debentures with similar terms to the TPS. The TPS are treated as part of Tier I Capital. The subordinated notes and related interest expense are included in Bancorp’s consolidated financial statements. The subordinated notes are currently redeemable at Bancorp’s option on a quarterly basis. Bancorp chose not to redeem the subordinated notes on October 1, 2023 and carried the notes at the costs noted below at September 30, 2023:

(dollars in thousands)	Face Value	Carrying Value	Origination Date	Maturity Date	Interest Rate

Commonwealth Statutory Trust III	$3,093	$3,074	12/19/2003	1/7/2034	SOFR + 2.85%
Commonwealth Statutory Trust IV	12,372	12,296	12/15/2005	12/30/2035	SOFR + 1.35%
Commonwealth Statutory Trust V	11,341	11,271	6/28/2007	9/15/2037	SOFR + 1.40%
Total	$26,806	$26,641

As part of the purchase accounting adjustments associated with the CB acquisition, the carrying values of the subordinated notes were adjusted to fair value at acquisition date. The related discounts on the subordinated notes are amortized and recognized as a component of interest expense in Bancorp’s consolidated financial statements.

(11)	FHLB Advances and Other Borrowings

FHLB advances outstanding at September 30, 2023 consist of a $150 million cash management advance with an overnight maturity and a $200 million three-month advance that matures in November 2023. FHLB advances outstanding at December 31, 2022 consisted entirely of a $50 million cash management advance that matured in early January 2023.

For the nine months ended September 30, 2023, gross proceeds and repayments related to FHLB advances totaled $2.2 billion and $1.9 billion, respectively. Net proceeds and repayments related to FHLB advances (excluding those with maturities of 90 days or less) totaled $700 million and $400 million for the nine months ended September 30, 2023, respectively. There was no FHLB advance activity for the nine months ended September 30, 2022.

(dollars in thousands)	September 30, 2023	December 31, 2022
Outstanding balance at end of period	$350,000	$50,000
Weighted average interest rate at end of period	5.51%	4.37%

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2023	2022	2023	2022

Average outstanding balance during the period	$401,630	$-	$305,220	$-
Average interest rate during the period	4.86%	-%	4.65%	-%
Maximum outstanding at any month end during the period	$425,000	$-	$425,000	$-

FHLB advances are collateralized by certain CRE and residential real estate mortgage loans under blanket mortgage collateral pledge agreements, as well as FHLB stock. Bancorp views these advances as an effective lower-costing funding option compared to other alternatives, such as brokered deposits, to fund loan growth. At September 30, 2023 and December 31, 2022, the amount of available credit from the FHLB totaled $1.06 billion and $1.36 billion, respectively.

Bancorp also had unsecured available FFP lines with correspondent banks totaling $80 million at both September 30, 2023 and December 31, 2022, respectively.

(12)	Commitments and Contingent Liabilities

As of September 30, 2023 and December 31, 2022, Bancorp had various commitments outstanding that arose in the normal course of business which are properly not reflected in the condensed consolidated financial statements. Total off-balance sheet commitments to extend credit follows:

(in thousands)	September 30, 2023	December 31, 2022
Commercial and industrial	$906,111	$784,429
Construction and land development	531,839	449,028
Home equity	375,424	358,610
Credit cards	81,774	64,231
Overdrafts	55,252	57,193
Letters of credit	32,883	34,704
Other	94,516	93,419
Future loan commitments	239,236	221,973
Total off balance sheet commitments to extend credit	$2,317,035	$2,063,587

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

At September 30, 2023 and December 31, 2022, Bancorp had accrued $5.6 million and $4.5 million, respectively, in other liabilities for its estimate of credit losses for off balance sheet credit exposures. Provision for credit loss expense for off balance sheet credit exposures of $475,000 and $1.1 million was recorded for the three and nine months ended September 30, 2023, driven by a decline in C&I utilization and increased availability stemming from the addition of new lines of credit.

Provision for credit loss expense for off balance sheet credit exposures (excluding acquisition-related activity) of $700,000 and $800,000 was recorded for the three and nine months ended September 30, 2022, driven largely by the addition of new lines of credit within the C&D portfolio. The ACL for off balance sheet credit exposures was also increased $500,000 during the first quarter of 2022 as a result of the CB acquisition, with the offset recorded to goodwill (as opposed to provision expense).

Standby letters of credit are conditional commitments issued by Bancorp to guarantee the performance of a customer to a first party beneficiary. Those guarantees are primarily issued to support commercial transactions. Standby letters of credit generally have maturities of one to two years.

Certain commercial customers require confirmation of Bancorp’s letters of credit by other banks since Bancorp does not have a rating by a national rating agency. Terms of the agreements range from one month to a year with certain agreements requiring between one and six months’ notice to cancel. If an event of default on all contracts had occurred at September 30, 2023, Bancorp would have been required to make payments of approximately $3 million, or the maximum amount payable under those contracts. No payments have ever been required because of default on these contracts. These agreements are normally secured by collateral acceptable to Bancorp, which limits credit risk associated with the agreements.

Bancorp periodically invests in certain partnerships that generate federal income tax credits, which result in contribution commitments. Such commitments are recorded in Other liabilities on the consolidated balance sheets and are typically spread over the life of the corresponding investments, which can be up to 10 years depending on the type of investment. Bancorp has invested in several larger tax credit partnerships during 2023, which have served as an economical means of fulfilling CRA requirements. As of September 30, 2023, tax credit contribution commitments of $100 million were recorded in Other liabilities on the consolidated balance sheets.

As of September 30, 2023, in the normal course of business, there were pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate result of these legal actions and proceedings will not have a material adverse effect on the consolidated financial position or results of operations of Bancorp.

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

Carrying values of assets measured at fair value on a recurring basis follows:

	Fair Value Measurements Using:			Total
September 30, 2023 (in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Available for sale debt securities:
U.S. Treasury and other U.S. Government obligations	$118,009	$—	$—	$118,009
Government sponsored enterprise obligations	—	109,233	—	109,233
Mortgage backed securities - government agencies	—	672,666	—	672,666
Obligations of states and political subdivisions	—	116,891	—	116,891
Other	—	3,449	—	3,449

Total available for sale debt securities	118,009	902,239	—	1,020,248

Mortgage loans held for sale	—	6,535	—	6,535
Rate lock loan commitments	—	202	—	202
Mandatory forward contracts	—	110	—	110
Interest rate swap assets	—	17,590	—	17,590
Total assets	$118,009	$926,676	$—	$1,044,685

Liabilities:
Interest rate swap liabilities	$—	$11,929	$—	$11,929

	Fair Value Measurements Using:			Total
December 31, 2022 (in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Available for sale debt securities:
U.S. Treasury and other U.S. Government obligations	$115,039	$—	$—	$115,039
Government sponsored enterprise obligations	—	143,626	—	143,626
Mortgage backed securities - government agencies	—	752,738	—	752,738
Obligations of states and political subdivisions	—	127,599	—	127,599
Other	—	5,615	—	5,615

Total available for sale debt securities	115,039	1,029,578	—	1,144,617

Mortgage loans held for sale	—	2,606	—	2,606
Rate lock loan commitments	—	137	—	137
Mandatory forward contracts	—	47	—	47
Interest rate swaps	—	10,727	—	10,727
Total assets	$115,039	$1,043,095	$—	$1,158,134

Liabilities:
Interest rate swaps	$—	$10,737	$—	$10,737

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

Carrying values of assets measured at fair value on a non-recurring basis follows:

					Losses recorded
					Three months	Nine months
	Fair Value Measurements Using:			Total	ended	ended
September 30, 2023 (in thousands)	Level 1	Level 2	Level 3	Fair Value	September 30, 2023	September 30, 2023

Collateral dependent loans	$—	$—	$12,141	$12,141	$1,377	$1,377
Other real estate owned	—	—	427	427	250	250

					Losses recorded
					Three months	Nine months
	Fair Value Measurements Using:			Total	ended	ended
December 31, 2022 (in thousands)	Level 1	Level 2	Level 3	Fair Value	September 30, 2022	September 30, 2022

Collateral dependent loans	$—	$—	$20,637	$20,637	$377	$377
Other real estate owned	—	—	677	677	—	—

There were no liabilities measured at fair value on a non-recurring basis at September 30, 2023 and December 31, 2022.

For Level 3 assets measured at fair value on a non-recurring basis, the significant unobservable inputs used in the fair value measurements are presented below.

	September 30, 2023
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average

Collateral dependent loans	$12,141	Appraisal	Appraisal discounts	21.2%
Other real estate owned	427	Appraisal	Appraisal discounts	78.3

	December 31, 2022
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average

Collateral dependend loans	$20,637	Appraisal	Appraisal discounts	23.3%
Other real estate owned	677	Appraisal	Appraisal discounts	65.6

(14)	Disclosure of Financial Instruments Not Reported at Fair Value

GAAP requires disclosure of the fair value of financial assets and liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis. The estimated fair values of Bancorp’s financial instruments not measured at fair value on a recurring or non-recurring basis follows:

	Carrying		Fair Value Measurements Using:
September 30, 2023 (in thousands)	amount	Fair value	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$193,037	$193,037	$193,037	$—	$—
HTM debt securities	445,205	397,418	—	397,418	—
Federal Home Loan Bank stock	26,241	26,241	—	26,241	—
Loans, net	5,539,009	5,263,127	—	—	5,263,127
Accrued interest receivable	23,777	23,777	23,777	—	—

Liabilities
Non-interest bearing deposits	$1,714,918	$1,714,918	$1,714,918	$—	$—
Transaction deposits	3,824,732	3,824,732	—	3,824,732	—
Time deposits	863,157	852,693	—	852,693	—
Securities sold under agreement to repurchase	113,894	113,894	—	113,894	—
Federal funds purchased	11,518	11,518	—	11,518	—
Subordinated debentures	26,641	25,988	—	25,988	—
FHLB advances	350,000	345,101	—	345,101	—
Accrued interest payable	1,836	1,836	1,836	—	—

	Carrying		Fair Value Measurements Using:
December 31, 2022 (in thousands)	amount	Fair value	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$167,367	$167,367	$167,367	$—	$—
HTM debt securities	473,217	431,833	—	431,833	—
Federal Home Loan Bank stock	10,928	10,928	—	10,928	—
Loans, net	5,132,387	4,914,770	—	—	4,914,770
Accrued interest receivable	22,157	22,157	22,157	—	—

Liabilities
Non-interest bearing deposits	$1,950,198	$1,950,198	$1,950,198	$—	$—
Transaction deposits	3,968,963	3,968,963	—	3,968,963	—
Time deposits	472,091	459,467	—	459,467	—
Securities sold under agreement to repurchase	133,342	133,342	—	133,342	—
Federal funds purchased	8,789	8,789	—	8,789	—
Subordinated debentures	26,343	26,460	—	26,460	—
FHLB advances	50,000	50,000	—	50,000	—
Accrued interest payable	660	660	660	—	—

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

Activity for mortgage loans held for sale, at fair value, was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Balance, beginning of period:	$7,069	$10,045	$2,606	$8,614
Origination of mortgage loans held for sale	30,775	31,446	86,100	111,026
Loans held for sale acquired	—	—	—	3,559
Proceeds from the sale of mortgage loans held for sale	(31,814)	(36,427)	(83,422)	(118,639)
Net gain realized on sale of mortgage loans held for sale	505	166	1,251	670
Balance, end of period	$6,535	$5,230	$6,535	$5,230

The following table represents the components of Mortgage banking income:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022

Net gain realized on sale of mortgage loans held for sale	$505	$166	$1,251	$670
Net change in fair value recognized on loans held for sale	(81)	(113)	(65)	(70)
Net change in fair value recognized on rate lock loan commitments	(186)	134	40	1,324
Net change in fair value recognized on forward contracts	214	101	340	(534)
Net gain recognized	452	288	1,566	1,390

Net loan servicing income	1,031	1,172	3,338	3,089
Amortization of mortgage servicing rights	(822)	(869)	(2,345)	(2,206)
Change in mortgage servicing rights valuation allowance	-	-	-	-
Net servicing income recognized	209	303	993	883

Other mortgage banking income	153	112	323	728
Total mortgage banking income	$814	$703	$2,882	$3,001

Activity for capitalized mortgage servicing rights was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Balance at beginning of period	$14,116	$16,504	$15,219	$4,528
MSRs acquired	—	—	—	12,676
Additions for mortgage loans sold	264	269	684	906
Amortization	(822)	(869)	(2,345)	(2,206)
Impairment	—	—	—	—

Balance at end of period	$13,558	$15,904	$13,558	$15,904

The estimated fair value of MSRs at both September 30, 2023 and December 31, 2022 was $26 million. MSRs with an estimated fair value of $13 million at the date of acquisition were acquired as part of the CB acquisition. There was no valuation allowance recorded for MSRs as of September 30, 2023 and December 31, 2022, as fair value exceeded carrying value.

Total outstanding principal balances of loans serviced for others were $1.96 billion and $2.08 billion at September 30, 2023 and December 31, 2022, respectively. Loans serviced for others acquired as part of the CB acquisition totaled $1.48 billion at the date of acquisition.

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

The following table includes the notional amounts and fair values of mortgage loans held for sale and mortgage banking derivatives:

	September 30, 2023		December 31, 2022
(in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in Mortgage loans held for sale:
Mortgage loans held for sale, at fair value	$6,542	$6,535	$2,548	$2,606

Included in other assets:
Rate lock loan commitments	$7,632	$202	$5,599	$137
Mandatory forward contracts	8,038	110	6,581	47

(16)	Accumulated Other Comprehensive Income (Loss)

The following table illustrates activity within the balances of AOCI by component:

	Net unrealized	Net unrealized	Minimum
	gains (losses)	gains	pension
	on available for	on cash	liability
(in thousands)	sale debt securities	flow hedges	adjustment	Total
Three months ended September 30, 2023
Balance, beginning of period	$(109,741)	$2,213	$112	$(107,416)
Net current period other comprehensive income (loss)	(22,586)	2,097	-	(20,489)
Balance, end of period	$(132,327)	$4,310	$112	$(127,905)

Three months ended September 30, 2022
Balance, beginning of period	$(87,054)	$-	$(283)	$(87,337)
Net current period other comprehensive loss	(40,580)	-	-	(40,580)
Balance, end of period	$(127,634)	$-	$(283)	$(127,917)

	Net unrealized	Net unrealized	Minimum
	gains (losses)	gains	pension
	on available for	on cash	liability
(in thousands)	sale debt securities	flow hedges	adjustment	Total
Nine months ended September 30, 2023
Balance, beginning of period	$(115,648)	$-	$112	$(115,536)
Net current period other comprehensive income (loss)	(16,679)	4,310	-	(12,369)
Balance, end of period	$(132,327)	$4,310	$112	$(127,905)

Nine months ended September 30, 2022
Balance, beginning of period	$(7,657)	$-	$(283)	$(7,940)
Net current period other comprehensive loss	(119,977)	-	-	(119,977)
Balance, end of period	$(127,634)	$-	$(283)	$(127,917)

(17)	Preferred Stock

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

The following table reflects net income (numerator) and average shares outstanding (denominator) for basic and diluted net income per share computations:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share data)	2023	2022	2023	2022
Net income available to stockholders	$27,092	$28,455	$83,804	$63,155

Weighted average shares outstanding - basic	29,223	29,144	29,208	28,509
Dilutive securities	113	260	139	243
Weighted average shares outstanding- diluted	29,336	29,404	29,347	28,752

Net income per share - basic	$0.93	$0.98	$2.87	$2.22
Net income per share - diluted	0.92	0.97	2.86	2.20

Certain SARs that were excluded from the EPS calculation because their impact was antidilutive were as follows:

	Three months ended		Nine months ended
(shares in thousands)	September 30,		September 30,
	2023	2022	2023	2022
Antidilutive SARs	94	-	79	-

(19)	Stock-Based Compensation

The fair value of all stock-based awards granted, net of estimated forfeitures, is recognized as compensation expense over the respective service period.

At Bancorp's 2015 Annual Meeting of Shareholders, shareholders approved the 2015 Omnibus Equity Compensation Plan and authorized the shares available from the expiring 2005 plan for future awards under the 2015 plan. In 2018, shareholders approved an additional 500,000 shares for issuance under the plan. As of September 30, 2023, there were 142,000 shares available for future awards. The 2005 Stock Incentive Plan expired in April 2015 and SARs granted under this plan expire as late as 2025. The 2015 Stock Incentive Plan has no defined expiration date.

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

Bancorp utilized cash of $175,000 and $233,000 during the first nine months of 2023 and 2022, respectively, for the purchase of shares upon the vesting of RSUs.

Bancorp has recognized stock-based compensation expense for SARs, RSAs and PSUs within compensation expense and RSUs for directors within other non-interest expense, as follows:

	Three months ended September 30, 2023
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$105	$399	$126	$402	$1,032
Deferred tax benefit	(22)	(84)	(26)	(84)	(216)
Total net expense	$83	$315	$100	$318	$816

	Three months ended September 30, 2022
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$94	$346	$80	$717	$1,237
Deferred tax benefit	(20)	(72)	(17)	(150)	(259)
Total net expense	$74	$274	$63	$567	$978

	Nine months ended September 30, 2023
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$310	$1,204	$392	$1,313	$3,219
Deferred tax benefit	(65)	(253)	(82)	(276)	(676)
Total net expense	$245	$951	$310	$1,037	$2,543

	Nine months ended September 30, 2022
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$282	$1,028	$252	$1,723	$3,285
Deferred tax benefit	(59)	(216)	(53)	(362)	(690)
Total net expense	$223	$812	$199	$1,361	$2,595

Detail of unrecognized stock-based compensation expense follows:

	Stock
(in thousands)	Appreciation	Restricted	Restricted	Performance
Year ended	Rights	Stock Awards	Stock Units	Stock Units	Total

Remainder of 2023	$91	$398	$125	$402	$1,016
2024	307	1,385	3	908	2,603
2025	248	1,163	—	485	1,896
2026	190	859	—	—	1,049
2027	111	504	—	—	615
2028	12	42	—	—	54
Total estimated future expense	$959	$4,351	$128	$1,795	$7,233

The following table summarizes SARs activity and related information:

								Weighted
					Weighted		Weighted	average
					average	Aggregate	average	remaining
		Exercise			exercise	intrinsic	fair	contractual
(in thousands, except per share and life data)	SARs	price			price	value(1)	value	life (in years)

Outstanding, January 1, 2022	515	$15.24	-	$50.71	$31.16	$16,854	$5.08	5.1
Granted	34	47.17	-	74.92	55.45	—	12.07
Exercised	(114)	15.24	-	40.00	21.55	5,258	3.63
Forfeited	—		—		—	—	—
Outstanding, December 31, 2022	435	$19.37	-	$74.92	$35.60	$12,784	$6.02	5.1

Outstanding, January 1, 2023	435	$19.37	-	$74.92	$35.60	$12,784	$6.02	5.1
Granted	29	60.76	-	60.76	60.76	—	16.81
Exercised	—		—		—	—	—
Forfeited	—		—		—	—	—
Outstanding, September 30, 2023	464	$19.37	-	$74.92	$37.17	$2,529	$6.69	4.7

Vested and exercisable	349	$19.37	-	$54.91	$32.99	$3,743	$5.36	3.8
Unvested	115	35.90	-	74.92	49.83	(1,214)	10.72	3.5
Outstanding, September 30, 2023	464	$19.37	-	$74.92	$37.17	$2,529	$6.69	4.7

Vested in the current year	42	$35.90	-	$54.91	$41.69	$(100)	$7.62

(1) – Aggregate intrinsic value for SARs is defined as the amount by which the current market price of the underlying stock exceeds the exercise or grant price.

The following table summarizes activity for RSAs granted:

		Grant date
		weighted
(in thousands, except per share data)	RSAs	average cost

Unvested at January 1, 2022	99	$41.07
Shares awarded	35	58.47
Restrictions lapsed and shares released	(32)	40.39
Shares forfeited	(6)	47.49
Unvested at December 31, 2022	96	$47.26

Unvested at January 1, 2023	96	$47.26
Shares awarded	38	63.04
Restrictions lapsed and shares released	(32)	43.87
Shares forfeited	(3)	53.33
Unvested at September 30, 2023	99	$54.17

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

Bancorp had outstanding undesignated interest rate swap contracts as follows:

	Receiving		Paying
	September 30,	December 31,	September 30,	December 31,
(dollars in thousands)	2023	2022	2023	2022

Notional amount	$169,054	$132,831	$169,054	$132,831
Weighted average maturity (years)	6.0	7.1	6.0	7.1
Fair value	$11,920	$10,727	$11,929	$10,737

During the first quarter of 2023, Bancorp entered into an interest rate swap to hedge cash flows of a $100 million rolling fixed-rate three-month FHLB borrowing. The swap began February 6, 2023 and matures February 6, 2028. During the third quarter of 2023, Bancorp entered into two additional interest rate swaps to hedge cash flows of two $50 million rolling fixed-rate three-month FHLB borrowings. These swaps began August 7, 2023, with one maturing August 6, 2026 and the other maturing August 6, 2028.

While Bancorp expects to utilize fixed-rate three-month FHLB advances with respect to these interest rate swaps, brokered CDs or other fixed rate advances may be utilized for the same three-month terms instead should those sources be more favorable. For purposes of hedging, rolling fixed rate advances are considered to be floating rate liabilities.

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

The following table details Bancorp’s derivative positions designated as a cash flow hedges, and the related fair values:

				Fair value
(dollars in thousands)			Pay fixed	September 30,
Notional Amount	Maturity Date	Receive (variable) index	swap rate	2023
$100,000,000	2/6/2028	USD SOFR	3.27%	$4,520
$50,000,000	8/6/2026	USD SOFR	4.38%	$344
$50,000,000	8/6/2028	USD SOFR	3.97%	$806

(21)	Regulatory Matters

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

Additionally, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, Bancorp and the Bank must hold a 2.5% capital conservation buffer composed of Common Equity Tier 1 Risk-Based Capital above the minimum risk-based capital requirements for the Common Equity Tier 1 Risk-Based Capital ratio, Tier 1 Risk-Based Capital ratio and Total Risk-Based Capital ratio necessary to be considered adequately-capitalized. At September 30, 2023, the adequately-capitalized minimums, including the capital conservation buffer, were a 7.0% Common Equity Tier 1 Risk-Based Capital ratio, 8.5% Tier 1 Risk-Based Capital ratio and 10.5% Total Risk-Based Capital ratio. As all of Bancorp’s capital ratios were above the adequately-capitalized minimums, including the buffer, the Company was not subject to any such restrictions.

As a result of the CB acquisition, Bancorp became the 100% successor owner of the following unconsolidated trust subsidiaries: Commonwealth Statutory Trust III, Commonwealth Statutory Trust IV and Commonwealth Statutory Trust V. The sole assets of the trust subsidiaries represent the proceeds of offerings loaned in exchange for subordinated debentures with similar terms to the TPS. The TPS are treated as part of Tier 1 Capital. The subordinated note and related interest expense are included in Bancorp’s consolidated financial statements. The subordinated notes are currently redeemable at Bancorp’s option on a quarterly basis. As of September 30, 2023, subordinated notes added through the CB acquisition totaled $26 million.

Bancorp continues to exceed the regulatory requirements for all calculations. Bancorp and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB and the FDIC, in addition to the capital conservation buffer.

The following table sets forth consolidated Bancorp’s and the Bank’s risk based capital amounts and ratios:

(dollars in thousands)	Actual		Minimum for adequately capitalized		Minimum for well capitalized
September 30, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$831,296	12.71%	$523,065	8.00%	NA	NA
Bank	805,791	12.37	521,313	8.00	$651,641	10.00%

Common equity tier 1 risk-based capital (1)
Consolidated	730,410	11.17	294,224	4.50	NA	NA
Bank	730,905	11.22	293,239	4.50	423,567	6.50

Tier 1 risk-based capital (1)
Consolidated	756,410	11.57	392,298	6.00	NA	NA
Bank	730,905	11.22	390,985	6.00	521,313	8.00

Leverage
Consolidated	756,410	9.80	308,622	4.00	NA	NA
Bank	730,905	9.49	308,176	4.00	385,221	5.00

(dollars in thousands)	Actual		Minimum for adequately capitalized		Minimum for well capitalized
December 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$762,956	12.54%	$486,841	8.00%	NA	NA
Bank	732,688	12.08	485,314	8.00	$606,643	10.00%

Common equity tier 1 risk-based capital (1)
Consolidated	672,045	11.04	273,848	4.50	NA	NA
Bank	667,777	11.01	272,989	4.50	394,318	6.50

Tier 1 risk-based capital (1)
Consolidated	698,045	11.47	365,131	6.00	NA	NA
Bank	667,777	11.01	363,986	6.00	485,314	8.00

Leverage
Consolidated	698,045	9.33	299,329	4.00	NA	NA
Bank	667,777	8.95	298,600	4.00	373,250	5.00

(1)    Ratio is computed in relation to risk-weighted assets.

NA – Regulatory framework does not define “well-capitalized” for holding companies.

(22)	Segments

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

The majority of the net assets of Bancorp are involved in the commercial banking segment. As of September 30, 2023, goodwill totaling $194 million was recorded on Bancorp’s consolidated balance sheets, of which $172 million is attributed to the commercial banking segment and $22 million is attributed to WM&T. The portion of total goodwill attributed to WM&T relates entirely to the CB acquisition, which generated $67 million in total goodwill, $8.5 million of which was subsequently written off as a result of Bancorp selling its interest in LFA effective December 31, 2022. With the exception of goodwill attributed to WM&T through the CB acquisition, assets assigned to WM&T consist primarily of a CLI asset associated with the WM&T business added through the CB acquisition, net premises and equipment and a receivable related to fees earned that have not been collected.

Selected financial information by business segment follows:

	Three months ended September 30, 2023			Three months ended September 30, 2022
(in thousands)	Commercial Banking	WM&T	Total	Commercial Banking	WM&T	Total

Net interest income	$61,155	$160	$61,315	$62,270	$106	$62,376
Provision for credit losses	2,775	—	2,775	4,803	—	4,803
Wealth management and trust services	—	10,030	10,030	—	9,152	9,152
All other non-interest income	12,866	—	12,866	15,712	—	15,712
Non-interest expenses	41,788	4,914	46,702	39,370	5,503	44,873
Income before income tax expense	29,458	5,276	34,734	33,809	3,755	37,564
Income tax expense	6,497	1,145	7,642	8,209	815	9,024
Net income	22,961	4,131	27,092	25,600	2,940	28,540
Less net income attributed to NCI	—	—	—	85	—	85
Net income available to stockholders	$22,961	$4,131	$27,092	$25,515	$2,940	$28,455

Segment assets	$7,867,626	$35,804	$7,903,430	$7,522,113	$32,097	$7,554,210

	Nine months ended September 30, 2023			Nine months ended September 30, 2022
(in thousands)	Commercial Banking	WM&T	Total	Commercial Banking	WM&T	Total

Net interest income	$184,895	$421	$185,316	$167,811	$309	$168,120
Provision for credit losses	7,750	—	7,750	6,882	—	6,882
Wealth management and trust services	—	29,703	29,703	—	26,890	26,890
All other non-interest income	38,100	—	38,100	39,117	—	39,117
Non-interest expenses	121,265	16,551	137,816	129,936	15,909	145,845
Income before income tax expense	93,980	13,573	107,553	70,110	11,290	81,400
Income tax expense	20,804	2,945	23,749	15,566	2,450	18,016
Net income	73,176	10,628	83,804	54,544	8,840	63,384
Less net income attributed to NCI	—	—	—	229	—	229
Net income available to stockholders	$73,176	$10,628	$83,804	$54,315	$8,840	$63,155

Segment assets	$7,867,626	$35,804	$7,903,430	$7,522,113	$32,097	$7,554,210

(23)	Revenue from Contracts with Customers

All of Bancorp’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The table below presents Bancorp’s sources of non-interest income with items outside the scope of ASC 606 noted as such:

	Three months ended September 30, 2023			Three months ended September 30, 2022
(in thousands)	Commercial Banking	WM&T	Total	Commercial Banking	WM&T	Total
Wealth management and trust services	$—	$10,030	$10,030	$—	$9,152	$9,152
Deposit service charges	2,272	—	2,272	2,179	—	2,179
Debit and credit card income	4,870	—	4,870	4,710	—	4,710
Treasury management fees	2,635	—	2,635	2,221	—	2,221
Mortgage banking income (1)	814	—	814	703	—	703
Net investment product sales commissions and fees	791	—	791	892	—	892
Bank owned life insurance (1)	569	—	569	516	—	516
Gain (loss) on sale of premises and equipment (1)	302	—	302	3,074	—	3,074
Other (2)	613	—	613	1,417	—	1,417
Total non-interest income	$12,866	$10,030	$22,896	$15,712	$9,152	$24,864

	Nine months ended September 30, 2023			Nine months ended September 30, 2022
(Dollars in thousands)	Commercial Banking	WM&T	Total	Commercial Banking	WM&T	Total
Wealth management and trust services	$—	$29,703	$29,703	$—	$26,890	$26,890
Deposit service charges	6,622	—	6,622	6,103	—	6,103
Debit and credit card income	14,064	—	14,064	13,577	—	13,577
Treasury management fees	7,502	—	7,502	6,312	—	6,312
Mortgage banking income (1)	2,882	—	2,882	3,001	—	3,001
Net investment product sales commissions and fees	2,345	—	2,345	2,230	—	2,230
Bank owned life insurance (1)	1,677	—	1,677	1,052	—	1,052
Gain (loss) on sale of premises and equipment (1)	75	—	75	3,046	—	3,046
Other(2)	2,933	—	2,933	3,796	—	3,796
Total non-interest income	$38,100	$29,703	$67,803	$39,117	$26,890	$66,007

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

WM&T provides customers fiduciary and investment management services as agreed upon in asset management contracts. The contracts require WM&T to provide a series of distinct services for which fees are earned over time. The contracts are cancellable upon demand with fees typically based upon the asset value of investments. Revenue is accrued and recognized monthly based upon month-end asset values and collected from the customer predominately in the following month except for a small percentage of fees collected quarterly. Incentive compensation related to WM&T activities is considered a cost of obtaining the contract. Contracts between WM&T and customers do not permit performance-based fees and accordingly, none of the fee income earned by WM&T is performance-based. Trust fees receivable were $3.8 million and $3.4 million at September 30, 2023 and December 31, 2022, respectively.

Net investment products sales commissions and fees represent the Bank’s share of transaction fees and wrap fees resulting from investment services and programs provided through an agent relationship with a third party broker-dealer. Transaction fees are assessed at the time of the transaction. Those fees are collected and recognized on a monthly basis. Trailing fees are based upon market values and are assessed, collected and recognized on a quarterly basis. Because the Bank acts as an agent in arranging the relationship between the customer and third party provider, and does not control the services rendered, investment product sales commissions and fees are reported net of related costs, including nominal incentive compensation, and trading activity charges of $663,000 and $620,000 for the nine month periods ended September 30, 2023 and 2022.

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

Bancorp did not establish any contract assets or liabilities as a result of adopting ASC 606, nor were any recognized during the three and nine months ended September 30, 2023.

(24)	Leases

Bancorp has operating leases for various locations with terms ranging from approximately six months to 17 years, several of which include options to extend the leases in five-year increments. A total of four operating leases were added as a result of the CB acquisition in 2022. Options reasonably expected to be exercised are included in determination of the right-of-use asset. Bancorp elected to use a practical expedient to expense short-term lease obligations associated with leases with original terms of 12 months or less. Bancorp elected not to separate non-lease components from lease components for its operating leases. The right-of-use lease asset and operating lease liability are recorded in premises and equipment and other liabilities on the consolidated balance sheet.

Balance sheet, income statement and cash flow detail regarding operating leases follows:

(dollars in thousands)	September 30, 2023	December 31, 2022

Balance Sheet
Operating lease right-of-use asset	$17,720	$19,694
Operating lease liability	18,947	21,008

Weighted average remaining lease term (years)	9.3	9.0
Weighted average discount rate	2.70%	2.57%

Maturities of lease liabilities:
One year or less	$872	$3,453
Year two	3,345	3,293
Year three	2,676	2,739
Year four	2,168	2,339
Year five	2,018	2,245
Greater than five years	10,496	9,559
Total lease payments	$21,575	$23,628
Less imputed interest	2,628	2,620
Total	$18,947	$21,008

	Three months ended	Three months ended
(in thousands)	September 30, 2023	September 30, 2022
Income Statement
Components of lease expense:
Operating lease cost	$815	$793
Variable lease cost	96	57
Less sublease income	25	24
Total lease cost	$886	$826

	Nine months ended	Nine months ended
(in thousands)	September 30, 2023	September 30, 2022
Income Statement
Components of lease expense:
Operating lease cost	$2,492	$2,241
Variable lease cost	235	172
Less sublease income	75	72
Total lease cost	$2,652	$2,341

	Nine months ended	Nine months ended
(in thousands)	September 30, 2023	September 30, 2022
Cash flow Statement
Supplemental cash flow information:
Operating cash flows from operating leases	$3,111	$2,746

As of September 30, 2023, Bancorp had entered into one lease agreement that had yet to commence.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On April 10, 2023, the IRS issued a proposed regulation that would potentially classify section 831(b) captive activity as a, “listed transaction,” and disallow the related tax benefits, both prospectively and retroactively, for a period of three years. While the proposed regulation has not been finalized, it is expected to be finalized during the fourth quarter of 2023. As a result, Bancorp elected not to renew the insurance captive effective August 2023 and expects it to be dissolved by the end of the year.

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

Under the proposal, the base for the special assessment would be equal to an insured depository institution’s estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the institution’s first $5 billion of uninsured deposits. The special assessment would be collected at an annual rate of approximately 12.5 bps over eight quarterly assessment periods beginning with the first quarterly assessment period of 2024. However, the proposed rate is subject to change prior to any final rule depending on any adjustments to the estimate of losses, mergers or failures, or amendments to reported estimates of uninsured deposits. The proposed rule provides opportunity for public comment for 60 days following publication in the Federal Register. As such, a final ruling on the proposal is expected to be announced during the fourth quarter of 2023.

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

In response to the potential liquidity issues created by the bank failures noted above, and to restore confidence in the stability of the banking system, the FRB created the Bank Term Funding Program. This program serves as a funding source to any U.S. federally insured depository institution, offering collateral-based fixed-rate advances to eligible borrowers for a term of up to one year. Eligible institutions can request such advances under the program until at least March 11, 2024. As of September 30, 2023, Bancorp has made no request for an advance under this program and currently does not plan to.

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

Overview – Operating Results (FTE)

The following table presents an overview of Bancorp’s financial performance for the three months ended September 30, 2023 and 2022:

(dollars in thousands, except per share data)			Variance
Three months ended September 30,	2023	2022	$/bp	%

Net income available to stockholders	$27,092	$28,455	$(1,363)	-5%
Diluted earnings per share	$0.92	$0.97	$(0.05)	-5%
ROA	1.38%	1.47%	(9) bps	-6%
ROE	13.26%	14.85%	(159) bps	-11%

Additional discussion follows under the section titled “Results of Operations.”

General highlights for the three months ended September 30, 2023 compared to September 30, 2022:

●

Net income totaled $27.1 million for the three months ended September 30, 2023, resulting in diluted EPS of $0.92, compared to net income of $28.5 million for the three months ended September 30, 2022, which resulted in diluted EPS of $0.97.

o

Results for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 were driven by strong loan growth, a significantly higher interest rate environment compared to the same period of the prior year and the continued growth of Bancorp’s diversified non-interest revenue streams.

o

An increase in the cost of funds stemming from deposit pricing pressure, which has driven deposit contraction and increased borrowing activity, hindered results for the third quarter of 2023 compared to the same period of the prior year.

●

Total loans (excluding PPP) increased $559 million, or 11%, compared to September 30, 2022, driven by significant organic growth over the past 12 months. Average loans (excluding PPP) increased $554 million, or 11%, for the three months ended September 30, 2023 compared to the same period of the prior year.

●

Bancorp’s ACL on loans increased $8 million, or 11%, compared to September 30, 2022, attributed mainly to the significant organic loan growth experienced over the last 12 months. Provision for credit losses on loans totaled $2.3 million for the three months ended September 30, 2023, compared to provision of $4.1 million for the three months ended September 30, 2022.

●

Deposit balances declined $98 million, or 2%, compared to September 30, 2022, as a result of inflationary pressures and rising rates, the latter of which has enticed depositors to seek higher-yielding alternatives. In addition, a portion the deposit decline experienced for the first nine months of 2023 was driven by anticipated public funds runoff. While we have not seen widespread fallout in our overall customer base, deposit competition and a higher interest rate environment has created NIM compression and we expect it will continue to do so through the end of 2023.

o

As a result of deposit pricing pressure/competition, Bancorp has experienced a significant shift in the deposit mix, as non-interest bearing deposits and lower-yielding deposits have migrated to higher-yielding options, particularly time deposits. This shift has significantly increased Bancorp’s cost of deposits and overall cost of funds.

●	Net interest income (FTE) totaled $61.4 million for the three months ended September 30, 2023, representing a decrease of $1.2 million, or 2%, compared to the three months ended September 30, 2022.
o

NIM decreased 12 bps, or 3%, to 3.34% for the three months ended September 30, 2023 compared to the same period of the prior year, driven by rising deposit costs and increased borrowing activity, which has outpaced the benefits of average earning asset expansion and the impact of rising rates on those assets over the past 12 months.

●

Non-interest income decreased $2.0 million, or 8%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, which was attributed largely to non-recurring activity recorded during the third quarter of 2022, including a $3.1 million gain associated with the sale of acquired property.

●

Non-interest expenses increased $1.8 million, or 4%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. Non-interest expenses in general remain well-controlled and consistent with expansion, strong performance and continued investment in technology.

●

As of September 30, 2023, Bancorp continued to be “well-capitalized,” the highest regulatory capital rating for financial institutions, with all capital ratios experiencing growth compared to both December 31, 2022 and September 30, 2022. Total stockholders’ equity to total assets was 10.21% as of September 30, 2023, compared to 10.14% and 9.63% at December 31, 2022 and September 30, 2022, respectively. Tangible common equity to tangible assets was 7.69% at September 30, 2023, compared to 7.44% and 6.78% at December 31, 2022 and September 30, 2022, respectively.

The following table presents an overview of Bancorp’s financial performance for the nine months ended September 30, 2023 and 2022:

(dollars in thousands, except per share data)			Variance
Nine months ended September 30,	2023	2022	$/bp	%

Net income available to stockholders	$83,804	$63,155	$20,649	33%
Diluted earnings per share	$2.86	$2.20	$0.66	30%
ROA	1.46%	1.14%	32 bps	28%
ROE	14.07%	11.44%	263 bps	23%

Additional discussion follows under the section titled “Results of Operations.”

General highlights for the nine months ended September 30, 2023 compared to September 30, 2022:

●

Net income totaled $83.8 million for the nine months ended September 30, 2023, resulting in diluted EPS of $2.86, compared to net income of $63.2 million for the nine months ended September 30, 2022, which resulted in diluted EPS of $2.20. The nine months ended September 30, 2022 was significantly impacted by the CB acquisition.

o

Strong results for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 were driven by significant organic and acquisition-related growth, higher net interest margin compared to the same period of the prior year and the continued growth of Bancorp’s diversified non-interest revenue streams.

o

An increase in the cost of funds stemming from deposit contraction and pricing pressure, as well as increased borrowing activity, had a substantial impact on results for the nine months ended September 30, 2023 compared to the same period of the prior year.

o

Bancorp completed its acquisition of CB on March 7, 2022. At the time of acquisition and net of purchase accounting adjustments, CB had approximately $1.34 billion in total assets, $632 million in loans, $247 million in investment securities and $1.12 billion in deposits. The nine months ended September 30, 2022 represented approximately seven months of activity associated with the CB acquisition, including $19.5 million in merger expenses and $4.4 million in credit loss expense attributed to the acquired loan portfolio, which weighed heavily on prior period results.

●

Total loans (excluding PPP) increased $559 million, or 11%, compared to September 30, 2022, driven by significant organic growth over the past 12 months. Average loans (excluding PPP) increased $664 million, or 14%, for the nine months ended September 30, 2023 compared to the same period of the prior year as a result of the previously mentioned organic growth coupled with the prior year acquisition.

●

Bancorp’s ACL on loans increased $8 million, or 11%, compared to September 30, 2022, attributed mainly to the significant organic loan growth experienced over the last 12 months. Provision for credit losses on loans totaled $6.7 million for the nine months ended September 30, 2023, compared to $6.1 million for the nine months ended September 30, 2022. While organic loan growth drove expense for the current year period, activity for the prior year period was attributed largely to $4.4 million of expense related to the acquired loan portfolio, and to a lesser extent, a deteriorating economic forecast.

●

Deposit balances declined $98 million, or 2%, compared to September 30, 2022, as a result of inflationary pressures and rising rates, the latter of which has enticed depositors to seek higher-yielding alternatives. In addition, a portion the deposit decline experienced for the first nine months of 2023 was driven by anticipated public funds runoff. While we have not seen widespread fallout in our overall customer base, deposit competition and a higher interest rate environment has created NIM compression and we anticipate it will continue to do so through the end of 2023 and into early 2024.

o

As a result of deposit pricing pressure/competition, Bancorp has experienced a significant shift in the deposit mix, as non-interest bearing deposits and lower-yielding deposits have migrated to higher-yielding options, particularly time deposits. This shift has significantly increased Bancorp’s cost of deposits and overall cost of funds.

●	Net interest income (FTE) totaled $185.8 million for the nine months ended September 30, 2023, representing an increase of $17.0 million, or 10%, compared to the nine months ended September 30, 2022.
o

NIM increased 19 bps, or 6%, to 3.44% for the nine months ended September 30, 2023 compared to the same period of the prior year, consistent with average balance sheet expansion and significant upward movement in the interest rate environment experienced over the past 12 months. However, rising funding costs, including a substantial increase in the cost of deposits and increased borrowing activity, has placed considerable pressure on NIM through the first nine months of 2023.

●

Non-interest income increased $1.8 million, or 3%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, led by record WM&T and treasury fee income, significant growth in BOLI income associated with the prior year purchase of additional BOLI assets and solid growth in other non-interest income categories, which helped offset non-recurring activity recorded in the prior year period, including a $3.1 million gain on the sale of acquired property. The prior year period did not include a full nine months of activity associated with the acquisition of CB, as the acquisition was completed on March 7, 2022.

●

Non-interest expenses declined $8.0 million, or 6%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The prior year period included $19.5 million of merger expenses associated with the CB acquisition. Non-interest expenses in general remain well-controlled and consistent with expansion, strong performance and continued investment in technology. As previously noted, the prior year period did not include a full nine months of activity stemming from the acquisition of CB.

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

Comparative information regarding net interest income follows:

(dollars in thousands)			Variance
As of and for the three months ended September 30,	2023	2022	$/bp	%

Net interest income	$61,315	$62,376	$(1,061)	-2%
Net interest income (FTE)*	61,437	62,608	(1,171)	-2%
Net interest spread (FTE)*	2.67%	3.31%	(64) bps	-19%
Net interest margin (FTE)*	3.34%	3.46%	(12) bps	-3%
Average interest earning assets	$7,305,205	$7,181,781	$123,424	2%
Average interest bearing liabilities	5,076,486	4,619,927	456,559	10%
Five year Treasury note rate at period end	4.60%	4.06%	54 bps	13%
Average five year Treasury note rate	4.31%	3.23%	108 bps	33%
Prime rate at period end	8.50%	6.25%	225 bps	36%
Average Prime rate	8.43%	5.37%	306 bps	57%
One month term SOFR at period end	5.32%	3.04%	228 bps	75%
Average one month term SOFR	5.29%	2.44%	285 bps	117%

(dollars in thousands)			Variance
As of and for the nine months ended September 30,	2023	2022	$/bp	%

Net interest income	$185,316	$168,120	$17,196	10%
Net interest income (FTE)*	185,757	168,797	16,960	10%
Net interest spread (FTE)*	2.87%	3.16%	(29) bps	-9%
Net interest margin (FTE)*	3.44%	3.25%	19 bps	6%
Average interest earning assets	$7,210,748	$6,936,718	$274,030	4%
Average interest bearing liabilities	4,934,485	4,524,390	410,095	9%
Five year Treasury note rate at period end	4.60%	4.06%	54 bps	13%
Average five year Treasury note rate	3.94%	2.68%	126 bps	47%
Prime rate at period end	8.50%	6.25%	225 bps	36%
Average Prime rate	8.10%	4.22%	388 bps	92%
One month term SOFR at period end	5.32%	3.04%	228 bps	75%
Average one month term SOFR	4.98%	1.19%	379 bps	318%

*See table titled, "Average Balance Sheets and Interest Rates (FTE)" for detail of Net interest income (FTE).

NIM and net interest spread calculations above exclude the sold portion of certain participation loans, which totaled $4 million and $5 million at September 30, 2023 and December 31, 2022, respectively. These sold loans are on Bancorp’s balance sheet as required by GAAP because Bancorp retains some form of effective control; however, Bancorp receives no interest income on the sold portion. These participation loans sold are excluded from NIM and spread analysis, as Bancorp believes it provides a more accurate depiction of loan portfolio performance.

At September 30, 2023, Bancorp’s loan portfolio consisted of approximately 73% fixed and 27% variable rate loans. At inception, most of Bancorp’s fixed rate loans are priced in relation to the five year treasury. Bancorp’s variable rate loans are typically indexed to either Prime or SOFR, generally repricing as those rates change.

Prime rate, the five year Treasury note rate and one month term SOFR are included in the table above to provide a general indication of the interest rate environment in which Bancorp has operated during the past 12 months. The FRB took aggressive interest rate action in 2022, increasing the FFTR a total of 425 bps to a range of 4.25% - 4.50%. These increases ultimately took Prime to 7.50% as of December 31, 2022, marking its highest level since 2007. During the first nine months of 2023, the FRB continued raising rates, albeit at a slower pace, increasing the FFTR a total of 100 bps to a range of 5.25% - 5.50% as of September 30, 2023 via four separate 25 bps rate hikes. As a result, Prime ended at 8.50% as of September 30, 2023.

The current economic outlook remains volatile, regularly changing as new economic data becomes available and the FRB’s efforts to control inflation continue. Recent projections indicate that the FFTR will remain at the current level during the fourth quarter of 2023 and stay there through the first quarter of 2024. As a potential economic slowdown and recession looms, Bancorp expects ongoing pricing pressure/competition for both loans and deposits, changing levels of liquidity within the banking system and a severely inverted yield curve will continue to place pressure on NIM through the end of 2023 and early 2024.

Net Interest Income (FTE) – Three months ended September 30, 2023 compared to September 30, 2022

Net interest spread (FTE) and NIM (FTE) were 2.67% and 3.34%, for the three months ended September 30, 2023, compared to 3.31% and 3.46% for the same period in 2022, respectively. NIM during the three months ended September 30, 2023 was significantly impacted by the following:

●

The rising interest rate environment that has evolved from the sustained, pandemic-driven lows experienced beginning in 2020. The FFTR was lowered to a range of 0% - 0.25% in March of 2020, which resulted in Prime dropping to 3.25%, where it remained until the FRB’s hike in mid-March 2022. The FFTR stood at a range of 5.25% - 5.50%, and Prime at 8.50%, as of September 30, 2023, as a result of aggressive interest rate action from the FRB over the past 12 months.

●

Intense pricing pressure/competition for deposits has driven a significant increase in the cost of funds and overall deposit contraction, as depositors seek higher yielding deposit alternatives and Bancorp’s borrowing activity has increased, driving NIM compression.

Net interest income (FTE) decreased $1.2 million, or 2%, for the three months ended September 30, 2023 compared to the same period of 2022, as significant organic loan growth and the benefit higher rates had on interest earning assets were outpaced by rising funding costs stemming from intense pricing pressure/competition for deposits and increased borrowing activity.

Total average interest earning assets increased $123 million, or 2%, for the three months ended September 30, 2023, as compared to the same period of 2022, as substantial average loan growth was offset by a decline in average FFS/interest bearing due from bank balances and a decline in average investment securities associated with normal amortization and contractual maturities. However, as a result of a significantly higher interest rate environment, the average rate earned on total interest earning assets climbed 110 bps to 4.84%.

●

Average total loan balances increased $537 million, or 11%, for the three months ended September 30, 2023, compared to the same period of 2022. Average non-PPP loan growth of $554 million, or 11%, was driven by strong organic growth, which was partially offset by a $17 million, or 74%, decline in average PPP loan balances resulting from continued pay down and forgiveness activity.

●

Average investment securities declined $110 million, or 6%, for the three months ended September 30, 2023 compared to the same period of 2022, the result of normal pay down and maturity activity. Investment in the securities portfolio has slowed considerably over the past 12 months, consistent with funding loan growth and a general industry-wide decline in liquidity.

●

Average FFS and interest bearing due from bank balances decreased $318 million, or 72%, for the three months ended September 30, 2023, as loan growth and deposit contraction led to lower levels of liquidity compared to the same period of the prior year.

Total interest income (FTE) increased $21.4 million, or 32%, to $89.0 million for the three months ended September 30, 2023, as compared to the same period of 2022.

●

Interest and fee income (FTE) on loans increased $21.4 million, or 38%, to $78.3 million for the three months ended September 30, 2023, compared to the same period of 2022, driven by the rising rate environment and significant organic growth. The yield on the overall loan portfolio increased 110 bps to 5.66% for the three months ended September 30, 2023, compared to 4.56% for the same period of the prior year.

●

Despite the decline in average investment securities, there was a $503,000, or 6%, increase in interest income (FTE) on the portfolio for the three months ended September 30, 2023 compared to the same period of 2022, driving a 24 bps increase in the corresponding yield on the portfolio. The increased yield on the investment securities portfolio was driven by the benefit of investments purchased in the prior year once rates began to rise and the continued amortization and maturity of lower-yielding securities.

●

Interest income on FFS and interest bearing due from bank balances decreased $810,000 for the three months ended September 30, 2023, as a $318 million decline in corresponding average balances more than offset the dramatic rise in the FFTR experienced over the past twelve months. The yield on these assets increased 303 bps to 5.22% for the three months ended September 30, 2023 compared to the same period of 2022.

Total average interest bearing liabilities increased $457 million, or 10%, to $5.1 billion for the three-month period ended September 30, 2023 compared with the same period in 2022.

●

Average interest bearing deposits increased $64 million, or 1%, for the three months ended September 30, 2023 compared to the same period in 2022, as a $296 million increase in average time deposits attributed to Bancorp’s promotional offerings more than offset declines in other interest bearing deposit types.

●

Average FHLB advances totaled $402 million for the three months ended September 30, 2023. Bancorp utilized overnight borrowings with the FHLB during the three months ended September 30, 2023 based on evolving liquidity needs. Bancorp also utilized a rolling $200 million term advance in conjunction with three separate interest rate swaps during the quarter in an effort to secure longer-term funding at a more favorable rate. No FHLB borrowings were utilized during the same period of the prior year.

●

Average subordinated debentures totaled $27 million for the three months ended September 30, 2023. These subordinated debentures were added as a result of the CB acquisition during the first quarter of 2022.

Total interest expense increased $22.6 million for the three months ended September 30, 2023 compared to the same period of 2022, driven by a significant rise in rates paid on deposits and increased borrowing activity. As a result, the cost of interest bearing liabilities increased 173 bps to 2.16% for the three months ended September 30, 2023 compared to the same period of 2022.

●

Total interest bearing deposit expense increased $16.9 million as a result of the aforementioned deposit rate increases, resulting in a 148 bp increase in the cost of interest bearing deposits for the three months ended September 30, 2023 compared to the same period of the prior year. Bancorp expects pricing pressure/competition stemming from the rising rate environment to continue in the coming months.

●

Interest expense of $4.9 million was recorded in relation to FHLB borrowings for the three months ended September 30, 2023, driven by the increased borrowing activity previously noted. No FHLB borrowings were utilized for the three months ended September 30, 2022.

●

Interest expense totaling $579,000 was recorded for the three months ended September 30, 2023, as a result of the subordinated debentures added through the prior year acquisition, approximately $100,000 of which stems from purchase accounting-related mark-to-market amortization.

Net Interest Income (FTE) – Nine months ended September 30, 2023 compared to September 30, 2022

Net interest spread (FTE) and NIM (FTE) were 2.87% and 3.44%, for the nine months ended September 30, 2023, compared to 3.16% and 3.25% for the same period in 2022, respectively. NIM during the nine months ended September 30, 2023 was significantly impacted by the following:

●

The rapidly rising interest rate environment that has evolved from the sustained, pandemic-driven lows experienced beginning in 2020. The FFTR was lowered to a range of 0% - 0.25% in March of 2020, which resulted in Prime dropping to 3.25%, where it remained until the FRB’s first hike in mid-March 2022. The FFTR stood at a range of 5.25% - 5.50%, and Prime at 8.50%, as of September 30, 2023, as a result of aggressive interest rate action from the FRB over the past 12 months.

●	Substantial balance sheet expansion stemming from both organic growth and acquisition-related activity for the nine months ended September 30, 2023 compared to the same period of 2022.
●

Intense pricing pressure/competition for deposits has driven a significant increase in the cost of funds, deposit mix shift and overall deposit contraction, as depositors seek higher yielding deposit alternatives and Bancorp’s borrowing activity has increased.

Net interest income (FTE) increased $17.0 million, or 10%, for the nine months ended September 30, 2023 compared to the same period of 2022, as a result of significant organic loan growth, investment in the securities portfolio, acquisition-related activity and the benefits of a rising interest rate environment, which more than offset rising funding costs.

Total average interest earning assets increased $274 million, or 4%, to $7.21 billion for the nine months ended September 30, 2023, as compared to the same period of 2022, with the average rate earned on total interest earning assets climbing 126 bps to 4.67%.

●

Average total loan balances increased $611 million, or 13%, for the nine months ended September 30, 2023, compared to the same period of 2022. Average non-PPP loan growth of $664 million, or 14%, was driven by strong organic growth and acquisition-related expansion, which was only partially offset by a $53 million, or 84%, decline in average PPP loan balances resulting from continued forgiveness activity.

●

Average investment securities grew $80 million, or 5%, for the nine months ended September 30, 2023 compared to the same period of 2022, attributed to a combination of strategically deploying excess liquidity through further investment and acquisition-related activity in 2022 offset by normal amortization and maturity activity through the first nine months of 2023. Investment security purchases during the nine months ended September 30, 2023 were minimal.

●

Average FFS and interest bearing due from bank balances decreased $425 million, or 76%, for the nine months ended September 30, 2023, as loan growth and deposit contraction have led to lower levels of liquidity compared to the same period of the prior year.

Total interest income (FTE) increased $74.7 million, or 42%, to $251.9 million for the nine months ended September 30, 2023, as compared to the same period of 2022.

●

Interest and fee income (FTE) on loans increased $67.1 million, or 44%, to $219.6 million for the nine months ended September 30, 2023, compared to the same period of 2022, driven by the rising rate environment and both organic and acquisition-related growth, which more than offset a $4.5 million, or 95%, decline in PPP-related income. The yield on the overall loan portfolio increased 119 bps to 5.50% for the nine months ended September 30, 2023, compared to 4.31% for the same period of the prior year.

●

Growth in average investment securities led to a $6.0 million, or 30%, increase in interest income (FTE) on the portfolio for the nine months ended September 30, 2023 compared to the same period of 2022, driving a 40 bps, or 24%, increase in the corresponding yield on the portfolio. The increased yield on the investment securities portfolio was driven by the benefit of investments purchased in the prior year once rates began to rise and the continued amortization and maturity of lower-yielding securities.

●

Interest income on FFS and interest bearing due from bank balances increased $1.0 million for the nine months ended September 30, 2023, as rising short-term interest rates more than offset a $425 million decline in related average balances. The yield on these assets increased 401 bps to 4.93% for the nine months ended September 30, 2023 compared to the same period of 2022, stemming from the dramatic increase in the FFTR over the past 12 months.

Total average interest bearing liabilities increased $410 million, or 9%, to $4.93 billion for the nine month period ended September 30, 2023 compared with the same period in 2022, with the total average cost increasing 154 bps to 1.79%.

●

Average interest bearing deposits increased $97 million, or 2%, for the nine months ended September 30, 2023 compared to the same period in 2022. This increase stems from the addition of $1.12 billion in deposits during the first quarter of 2022 in relation to the CBT acquisition and an increase in time deposits during the first nine months of 2023 attributed to Bancorp’s promotional offerings, which has been partially offset by contraction in other interest bearing deposit categories.

●

Average FHLB advances totaled $305 million for the nine months ended September 30, 2023. Bancorp utilized overnight borrowings with the FHLB during the nine months ended September 30, 2023 based on evolving liquidity needs. Bancorp also utilized rolling term advances in conjunction with three separate interest rate swaps during the nine months ended September 30, 2023 in an effort to secure longer-term funding at a more favorable rate. No FHLB borrowings were utilized during the same period of the prior year.

●

Average subordinated debentures totaled $27 million for the nine months ended September 30, 2023. These subordinated debentures were added as a result of the CB acquisition during the first quarter of 2022.

Total interest expense increased $57.8 million for the nine months ended September 30, 2023 compared to the same period of 2022, driven largely by deposit rate increases and increased borrowing activity, and to a lesser extent, acquisition-related expansion. As a result, the cost of interest bearing liabilities increased 154 bps to 1.79% for the nine months ended September 30, 2023 compared to the same period of 2022.

●

Total interest bearing deposit expense increased $44.6 million mainly as a result aforementioned deposit rate increases, resulting in a 132 bp increase in the cost of interest bearing deposits for the nine months ended September 30, 2023 compared to the same period of the prior year. Bancorp expects pricing pressure/competition stemming from the rising rate environment to continue the coming months.

●

Interest expense of $10.6 million was recorded in relation to FHLB borrowings for the nine months ended September 30, 2023, driven by the increased borrowing activity previously noted. No FHLB borrowings were utilized for the nine months ended September 30, 2023.

●

Interest expense totaling $1.7 million was recorded for the nine months ended September 30, 2023, as a result of the subordinated debentures added through the prior year acquisition, approximately $300,000 of which stems from purchase accounting-related mark-to-market amortization.

Average Balance Sheets and Interest Rates (FTE) – Three-Month Comparison

	Three months ended September 30,
	2023			2022
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:
Federal funds sold and interest bearing due from banks	$124,653	$1,640	5.22%	$442,880	$2,450	2.19%
Mortgage loans held for sale	7,112	55	3.07	8,694	103	4.70
Investment securities:
Taxable	1,575,971	8,064	2.03	1,677,745	7,503	1.77
Tax-exempt	83,917	476	2.25	91,852	534	2.31
Total securities	1,659,888	8,540	2.04	1,769,597	8,037	1.80

Federal Home Loan Bank stock	27,290	499	7.25	11,712	172	5.83

SBA Paycheck Protection Program (PPP) loans	5,958	27	1.80	22,939	703	12.16
Non-PPP loans	5,480,304	78,286	5.67	4,925,959	56,177	4.52
Total loans	5,486,262	78,313	5.66	4,948,898	56,880	4.56

Total interest earning assets	7,305,205	89,047	4.84	7,181,781	67,642	3.74

Less allowance for credit losses on loans	79,770			67,473

Non-interest earning assets:
Cash and due from banks	80,454			88,434
Premises and equipment, net	101,707			117,296
Bank owned life insurance	86,015			81,841
Goodwill	194,074			198,634
Accrued interest receivable and other	117,469			61,207

Total assets	$7,805,154			$7,661,720

Interest bearing liabilities:
Deposits:
Interest bearing demand	$2,206,238	$8,698	1.56%	$2,213,657	$2,536	0.45%
Savings	468,751	334	0.28	566,045	171	0.12
Money market	1,041,471	5,824	2.22	1,168,111	1,524	0.52
Time	792,951	6,504	3.25	497,170	218	0.17
Total interest bearing deposits	4,509,411	21,360	1.88	4,444,983	4,449	0.40

Securities sold under agreements to repurchase	127,063	597	1.86	139,749	176	0.50
Federal funds purchased	11,776	157	5.29	8,985	50	2.21
Federal Home Loan Bank advances	401,630	4,917	4.86	—	—	—
Subordinated debentures	26,606	579	8.63	26,210	359	5.43

Total interest bearing liabilities	5,076,486	27,610	2.16	4,619,927	5,034	0.43

Non-interest bearing liabilities:
Non-interest bearing demand deposits	1,731,724			2,169,280
Accrued interest payable and other	186,234			112,191

Total liabilities	6,994,444			6,901,398

Stockholders’ equity	810,710			760,322
Total liabilities and stockholders' equity	$7,805,154			$7,661,720

Net interest income		$61,437			$62,608

Net interest spread			2.67%			3.31%

Net interest margin			3.34%			3.46%

Average Balance Sheets and Interest Rates (FTE) – Nine-Month Comparison

	Nine months ended September 30,
	2023			2022
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:
Federal funds sold and interest bearing due from banks	$132,421	$4,885	4.93%	$557,578	$3,845	0.92%
Mortgage loans held for sale	7,333	173	3.15	9,542	177	2.48
Investment securities:
Taxable	1,624,452	24,809	2.04	1,557,119	18,988	1.63
Tax-exempt	86,386	1,492	2.31	74,093	1,320	2.38
Total securities	1,710,838	26,301	2.06	1,631,212	20,308	1.66

Federal Home Loan Bank stock	22,663	939	5.54	12,015	328	3.65

SBA Paycheck Protection Program (PPP) loans	10,016	217	2.90	62,933	4,680	9.94
Non-PPP loans	5,327,477	219,381	5.51	4,663,438	147,841	4.24
Total loans	5,337,493	219,598	5.50	4,726,371	152,521	4.31

Total interest earning assets	7,210,748	251,896	4.67	6,936,718	177,179	3.41

Less allowance for credit losses on loans	77,720			63,857

Non-interest earning assets:
Cash and due from banks	79,470			92,890
Premises and equipment, net	103,231			105,994
Bank owned life insurance	85,461			62,924
Goodwill	194,074			184,404
Accrued interest receivable and other	65,394			79,238

Total assets	$7,660,658			$7,398,311

Interest bearing liabilities:
Deposits:
Interest bearing demand	$2,241,032	$23,232	1.39%	$2,199,702	$4,169	0.25%
Savings	496,230	997	0.27	536,680	277	0.07
Money market	1,061,972	14,580	1.84	1,138,848	2,174	0.26
Time	668,926	13,131	2.62	495,609	770	0.21
Total interest bearing deposits	4,468,160	51,940	1.55	4,370,839	7,390	0.23

Securities sold under agreements to repurchase	120,740	1,429	1.58	123,845	250	0.27
Federal funds purchased	13,857	504	4.86	9,515	72	1.01
Federal Home Loan Bank advances	305,220	10,613	4.65	—	—	—
Subordinated debentures	26,508	1,653	8.34	20,191	670	4.44

Total interest bearing liabilities	4,934,485	66,139	1.79	4,524,390	8,382	0.25

Non-interest bearing liabilities:
Non-interest bearing demand deposits	1,796,586			2,038,168
Accrued interest payable and other	133,415			97,362

Total liabilities	6,864,486			6,659,920

Stockholders’ equity	796,172			738,391
Total liabilities and stockholders' equity	$7,660,658			$7,398,311

Net interest income		$185,757			$168,797

Net interest spread			2.87%			3.16%

Net interest margin			3.44%			3.25%

Supplemental Information - Average Balance Sheets and Interest Rates (FTE)

●

Average loan balances include the principal balance of non-accrual loans, as well as unearned income such as loan premiums, discounts, fees/costs and exclude participation loans accounted for as secured borrowings. Participation loans accounted for as secured borrowings averaged $4 million and $5 million for the three and nine-month periods ended September 30, 2023, respectively. Participation loans accounted for as secured borrowings averaged $5 million for both the three and nine-month periods ended September 30, 2022, respectively.

●

Interest income on a FTE basis includes additional amounts of interest income that would have been earned if investments in certain tax-exempt interest earning assets had been made in assets subject to federal taxes yielding the same after-tax income. Interest income on municipal securities and tax-exempt loans has been calculated on a FTE basis using a federal income tax rate of 21%. Approximate tax equivalent adjustments to interest income were $122,000 and $232,000 for the three-month periods ended September 30, 2023 and 2022, respectively, and $441,000 and $677,000 for the nine-month periods ended September 30, 2023 and 2022, respectively.

●

Interest income includes loan fees of $1.1 million ($27,000 associated with the PPP) and $2.2 million ($590,000 associated with the PPP) for the three-month periods ended September 30, 2023 and 2022, respectively, and $4.1 million ($217,000 associated with the PPP) and $8.9 million ($4.1 million associated with the PPP) for the nine-month periods ended September 30, 2023 and 2022, respectively. Interest income on loans may be materially impacted by the level of prepayment fees collected and accretion related to acquired loans. Accretion income related to acquired loans totaled $507,000 and $609,000 for the three-month periods ended September 30, 2023 and 2022, respectively, and $2.0 million for nine-month periods ended both September 30, 2023 and 2022, respectively.

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

The results of the interest rate sensitivity analysis performed as of September 30, 2023 were derived from the conservative assumptions Bancorp uses in the model, particularly in relation to deposit betas, which measure how responsive management’s deposit repricing may be to changes in market rates and are based on historical data. Management uses different betas in the rising and falling rate scenarios in an effort to best simulate expected earnings trends. The results presented below reflect an interest rate sensitivity analysis that incorporates a deposit beta of approximately 60% for the rising rate scenarios and 32% for falling rate scenarios, respectively. While the beta’s experienced since rates began to rise in the first quarter of 2022 were significantly below the 60% beta used in the model, the Company anticipates the future rising rate scenario betas to return to the historic averages. The 32% beta used in the falling rate scenario is the result of management’s expectations of deposit rate decreases given the rate changes experienced since the first quarter of 2022.

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

	Change in Rates
	-300	-200	-100	+100	+200
	Basis Points	Basis Points	Basis Points	Basis Points	Basis Points
% Change from base net interest income at September 30, 2023	-6.16%	-3.95%	-1.75%	-2.23%	-4.48%

Bancorp’s loan portfolio is currently composed of approximately 73% fixed and 27% variable rate loans, with the fixed rate portion pricing generally based on a spread to the five year treasury curve at the time of origination and the variable portion pricing based on an on-going spread to Prime (approximately 62%) or SOFR (approximately 38%).

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

On March 15, 2022, the Adjustable Interest Rate (LIBOR) Act was signed into law as part of the Consolidated Appropriations Act of 2022. This legislation established a uniform benchmark replacement process for financial contracts that matured after the cessation of LIBOR (June 2023) that do not contain clearly defined or practicable fallback provisions. The legislation also established a safe harbor for lenders, providing protection from litigation associated with choosing a replacement rate recommended by the FRB, such as SOFR, and also allows for the continued use of any appropriate benchmark rate for new contracts.

As a result of LIBOR’s cessation in June 2023, the Company did not have any loans or interest rate derivative contracts that referenced LIBOR as of September 30, 2023. The Company now utilizes SOFR as the replacement for LIBOR. The Company had $722 million in loans and interest rate derivative contracts (notional amount) that were indexed to SOFR at September 30, 2023.

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

Provision for Credit Losses

Provision for credit losses on loans at September 30, 2023 represents the amount of expense that, based on Management’s judgment, is required to maintain the ACL for loans at an appropriate level under the CECL model. The determination of the amount of the ACL for loans is complex and involves a high degree of judgment and subjectivity. See the Footnote titled “Basis of Presentation and Summary of Significant Accounting Policies” in Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2022 for detailed discussion regarding Bancorp’s ACL methodology by loan segment.

An analysis of the changes in the ACL for loans, including provision, and selected ratios follow:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2023	2022	2023	2022

Beginning balance	$77,710	$66,362	$73,531	$53,898
Acquisition - PCD loans (goodwill adjustment)	-	-	-	9,950
Adjusted beginning balance	77,710	66,362	73,531	63,848

Provision for credit losses on loans	2,300	4,103	6,700	1,653
Provision for credit losses on loans - acquired loans	-	-	-	4,429
Total provision for credit losses on loans	2,300	4,103	6,700	6,082

Total charge-offs	(2,115)	(926)	(2,805)	(1,705)
Total recoveries	180	544	649	1,858
Net loan (charge-offs) recoveries	(1,935)	(382)	(2,156)	153
Ending balance	$78,075	$70,083	$78,075	$70,083

Average total loans	$5,486,262	$4,948,898	$5,337,493	$4,726,371

Provision for credit losses on loans to average total loans (1)	0.04%	0.08%	0.13%	0.13%
Net loan (charge-offs) recoveries to average total loans (1)	-0.04%	-0.01%	-0.04%	0.00%
ACL for loans to total loans	1.39%	1.38%	1.39%	1.38%
ACL for loans to total loans (excluding PPP) (2)	1.39%	1.39%	1.39%	1.39%
ACL for loans to average total loans	1.42%	1.42%	1.46%	1.48%

(1) Ratios are not annualized
(2) See the section titled “Non-GAAP Financial Measures” for reconcilement of Non-GAAP to GAAP measures

The ACL for loans totaled $78 million as of September 30, 2023 compared to $70 million at September 30, 2022, representing an ACL to total loans ratio of 1.39% and 1.38% for the respective periods. The ACL to loans (excluding PPP loans) was 1.39% at both September 30, 2023 and September 30, 2022. Based on the 100% SBA guarantee of the PPP loan portfolio, which totaled $5 million at September 30, 2023 and $19 million at September 30, 2022, Bancorp did not reserve for potential losses for these loans within the ACL. See the section titled “Non-GAAP Financial Measures” for reconcilement of non-GAAP to GAAP measures.

Provision of $2.3 million and $6.7 million was recorded to provision for credit losses on loans for the three and nine month periods ended September 30, 2023, respectively. While credit quality remains strong, provision expense for the three and nine months ended September 30, 2023 was driven by strong loan growth, which was partially offset by improvement in unemployment forecast and a reduction in specific reserves due to charge-offs. Net charge off activity for the three and nine months ended September 30, 2023 totaled $1.9 million and $2.2 million, respectively, which was attributed mainly to the charge off of a larger C&I relationship, which was fully reserved for in a prior period.

Provision expense (excluding acquisition-related activity) of $4.1 million and $1.7 million was recorded for the three and nine months ended September 30, 2022, respectively. Expense for the three month period of the prior year was driven by strong third quarter loan growth and to a lesser extent, a negative economic forecast. While these factors also drove expense for the nine month period of the prior year, they were more than offset by the release of approximately $3.0 million in specific reserves relating to acquired individual loans. These loans paid off during the second quarter of 2022 with no loss or charge-off realized by Bancorp.

Further, credit loss expense recorded in the first quarter of 2022 for the loan portfolio acquired from CB, which totaled $4.4 million, added to the expense noted above for the prior year period, resulting in total provision for credit losses on loans of $6.1 million for the nine months ended September 30, 2022.

In addition to the provision activity noted above for the prior year period, the ACL for loans was also increased $10 million during the first quarter of 2022, as a result of the PCD loan portfolio added through the CB acquisition, with the corresponding offset recorded to goodwill (as opposed to provision expense).

While separate from the ACL for loans and recorded in other liabilities on the consolidated balance sheets, the ACL for off balance sheet credit exposures also experienced an increase between December 31, 2022 and September 30, 2023. Provision for credit loss expense for off balance sheet credit exposures of $475,000 and $1.1 million was recorded for the three and nine months ended September 30, 2023, driven by a decline in C&I utilization and increased availability stemming from the addition of new lines of credit. The ACL for off balance sheet credit exposures totaled $5.6 million as of September 30, 2023.

Provision for credit loss expense for off balance sheet credit exposures (excluding acquisition-related activity) of $700,000 and $800,000 was recorded for the three and nine months ended September 30, 2022. The expense recorded for the three and nine months ended September 30, 2022 was driven largely by the addition of new lines of credit, and thus increased availability, within the C&D portfolio. The ACL for off balance sheet credit exposures was also increased $500,000 during the first quarter of 2022 as a result of the CB acquisition, with the offset recorded to goodwill (as opposed to provision expense). The ACL for off balance sheet credit exposures totaled $5 million as of September 30, 2022.

Bancorp’s loan portfolio is well-diversified with no significant concentrations of credit. Geographically, most loans are extended to borrowers in Louisville, central, eastern and northern Kentucky, as well as the Indianapolis, Indiana and Cincinnati, Ohio metropolitan markets. The adequacy of the ACL is monitored on an ongoing basis and it is the opinion of management that the balance of the ACL at September 30, 2023 is adequate to absorb probable losses inherent in the loan portfolio as of the financial statement date.

Non-interest Income

	Three months ended September 30,				Nine months ended September 30,
(dollars in thousands)	2023	2022	$ Variance	% Variance	2023	2022	$ Variance	% Variance

Wealth management and trust services	$10,030	$9,152	$878	10%	$29,703	$26,890	$2,813	10%
Deposit service charges	2,272	2,179	93	4	6,622	6,103	519	9
Debit and credit card income	4,870	4,710	160	3	14,064	13,577	487	4
Treasury management fees	2,635	2,221	414	19	7,502	6,312	1,190	19
Mortgage banking income	814	703	111	16	2,882	3,001	(119)	(4)
Net investment product sales commissions and fees	791	892	(101)	(11)	2,345	2,230	115	5
Bank owned life insurance	569	516	53	10	1,677	1,052	625	59
Gain (loss) on sale of premises and equipment	302	3,074	(2,772)	(90)	75	3,046	(2,971)	(98)
Other	613	1,417	(804)	(57)	2,933	3,796	(863)	(23)
Total non-interest income	$22,896	$24,864	$(1,968)	(8)%	$67,803	$66,007	$1,796	3%

Total non-interest income decreased $2.0 million or 8%, and increased $1.8 million, or 3%, for the three and nine month periods ended September 30, 2023 compared to the same periods of 2022, respectively. Non-interest income comprised 27.2% and 26.8% of total revenues, defined as net interest income and non-interest income, for the three and nine month periods ended September 30, 2023 compared to 28.5% and 28.2% for the same period of 2022. WM&T services comprised 43.8% of total non-interest income for both the three and nine month periods ended September 30, 2023 compared to 36.8% and 40.7% for the same periods of 2022. While strong organic growth has been experienced across most non-interest income revenue streams over the past 12 months, a large gain recorded in the prior year associated with the sale of acquired property was the primary driver of the decrease for the three month period and the moderate increase for the nine month period. As previously noted, the prior year period only included approximately seven months of activity related to the CB acquisition.

WM&T Services:

The magnitude of WM&T revenue distinguishes Bancorp from other community banks of similar asset size. WM&T revenue increased $878,000, or 10%, and $2.8 million, or 10%, for the three and nine month periods ended September 30, 2023, as compared with the same periods of 2022, consistent with new business development, increased estate fees, positive year-to-date returns from the equity markets and to a lesser extent, acquisition-related activity.

Recurring fees earned for managing accounts are based on a percentage of market value of AUM and are typically assessed on a monthly basis. Recurring fees, which generally comprise the vast majority of WM&T revenue, increased $568,000, or 6%, and $2.3 million, or 9%, for the three and nine month periods ended September 30, 2023, as compared with the same periods of 2022. The increases for the three month and nine month periods were driven largely by new business development, while the nine month period also benefitted from the previously mentioned positive returns from the equity markets. Further, the nine months ended September 30, 2022 included only seven months of activity stemming from the CB acquisition, which added AUM of $2.65 billion as of the acquisition date.

A portion of WM&T revenue, most notably executor and certain employee benefit plan-related fees, are non-recurring in nature and the timing of these revenues corresponds with the related administrative activities. For this reason, such fees are subject to greater period over period fluctuation. Total non-recurring fees increased $310,000 and $468,000 for the three and nine month periods ended September 30, 2023, as compared with the same periods of 2022, which was driven mainly by increased estate fee income.

AUM, stated at market value, totaled $6.67 billion at September 30, 2023 compared with $6.30 billion at September 30, 2022 and $6.59 billion at December 31, 2022. The increase in AUM between September 30, 2022 and September 30, 2023 is attributed to net new business growth and equity market appreciation experienced through the first nine months of 2023.

Contracts between WM&T and their customers do not permit performance-based fees and accordingly, none of the WM&T revenue is performance based. Management believes the WM&T department will continue to factor significantly in Bancorp’s financial results and provide strategic diversity to revenue streams.

Detail of WM&T Service Income by Account Type:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022

Investment advisory	$3,856	$3,585	$11,511	$10,157
Personal trust	3,557	3,025	10,572	9,898
Personal investment retirement	1,778	1,677	5,164	4,551
Company retirement	392	425	1,132	1,192
Foundation and endowment	303	284	872	774
Custody and safekeeping	77	107	248	207
Insurance services	1	15	9	55
Other	66	34	195	56

Total WM&T services income	$10,030	$9,152	$29,703	$26,890

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

Assets Under Management by Account Type:

AUM (not included on balance sheet) increased from $6.59 billion at December 31, 2022 to $6.67 billion at September 30, 2023 as follows:

	September 30, 2023			December 31, 2022
(in thousands)	Managed	Non-managed (1)	Total	Managed	Non-managed (1)	Total
Investment advisory	$2,356,898	$61,483	$2,418,381	$2,249,017	$63,691	$2,312,708
Personal trust	1,726,901	432,825	2,159,726	1,744,522	474,373	2,218,895
Personal investment retirement	793,762	19,757	813,519	756,126	27,065	783,191
Company retirement	54,997	563,196	618,193	52,891	524,568	577,459
Foundation and endowment	472,291	12,406	484,697	428,018	8,219	436,237

Subtotal	$5,404,849	$1,089,667	$6,494,516	$5,230,574	$1,097,916	$6,328,490
Custody and safekeeping	—	175,978	175,978	—	256,791	256,791

Total	$5,404,849	$1,265,645	$6,670,494	$5,230,574	$1,354,707	$6,585,281

(1) Non-managed assets represent those for which the WM&T department does not hold investment discretion.

As of September 30, 2023 and December 31, 2022, approximately 81% and 79%, respectively, of AUM were actively managed. Company retirement plan accounts consist primarily of participant-directed assets. The amount of custody and safekeeping accounts are insignificant.

Managed Trust Assets under Management by Class of Investment:

(in thousands)	September 30, 2023	December 31, 2022

Interest bearing deposits	$315,679	$185,080
Treasury and government agency obligations	262,201	176,917
State, county and municipal obligations	239,722	201,038
Money market mutual funds	79,140	108,751
Equity mutual funds	1,143,715	1,125,540
Other mutual funds - fixed, balanced and municipal	538,398	583,713
Other notes and bonds	192,836	209,178
Common and preferred stocks	2,229,872	2,180,390
Common trust funds and collective investment funds	91,197	114,458
Real estate mortgages	568	774
Real estate	42,527	57,297
Other miscellaneous assets (1)	268,994	287,438

Total managed assets	$5,404,849	$5,230,574

(1) Includes client directed instruments including rights, warrants, annuities, insurance policies, unit investment trusts, and oil and gas rights.

Managed assets are invested in instruments for which market values can be readily determined, the majority of which are sensitive to market fluctuations and consist of approximately 64% in equities and 36% in fixed income securities as of September 30, 2023, compared to 63% and 37% as of December 31, 2022. This composition has remained relatively consistent from period to period.

Additional Sources of Non-interest income:

Deposit service charges, which consist of non-sufficient funds charges and to a lesser extent, other activity based charges, increased $93,000, or 4%, and $519,000, or 9%, for the three and nine month periods ended September 30, 2023, as compared with the same periods of 2022. While both organic and acquisition-related expansion drove the increases noted above, an industry-wide decline in the volume of fees earned on overdrawn checking accounts has been experienced over the past several years. This trend has been driven by lower check presentment volume, which has in turn led to fewer overdrawn accounts in general. Further, Bancorp anticipates that future growth of this revenue stream could be significantly impacted by changing industry practices. Bancorp could be faced with strategic decisions surrounding deposit-related service charges in the future, which could negatively impact the contributions made by this, or similar, revenue streams.

Debit and credit card income consists of interchange revenue, ancillary fees and incentives received from card processors. Debit and credit card revenue increased $160,000, or 3%, and $487,000, or 4%, for the three and nine month periods ended September 30, 2023, as compared with the same periods of 2022. The increases stem mainly from organic and acquisition-related expansion, which were able to offset continued interchange rate compression. Total debit card income increased $10,000, or less than 1%, and $198,000, or 2%, and total credit card income increased $150,000, or 10%, and $289,000, or 7%, for the three and nine month periods ended September 30, 2023, compared the same periods of the prior year. While Bancorp generally expects this revenue stream to grow with continued expansion of the customer base, interchange rate compression and any potential fluctuation in business and consumer spend levels could serve as challenges to future growth.

Treasury management fees primarily consist of fees earned for cash management services provided to commercial customers. This category continues to stand out as a consistent, growing source of revenue for Bancorp and increased $414,000, or 19%, and $1.2 million, or 19%, for the three and nine month periods ended September 30, 2023, as compared with the same periods of 2022, driven by organic and acquisition-related expansion, increased transaction volume, growing international services and new product sales. Bancorp anticipates this income category will continue to increase based on continued customer base growth and the expanding suite of services offered within Bancorp’s treasury management platform.

Mortgage banking income primarily includes gains on sales of mortgage loans and net loan servicing income offset by MSR amortization. Bancorp’s mortgage banking department predominantly originates residential mortgage loans to be sold in the secondary market, primarily to FNMA and FHLMC. Bancorp offers conventional, VA, FHA and GNMA financing for purchases and refinances, as well as programs for first-time homebuyers. Interest rates on mortgage loans directly influence the volume of business transacted by the mortgage-banking department. Mortgage banking revenue increased $111,000, or 16%, and decreased $119,000, or 4%, for the three and nine month periods ended September 30, 2023, as compared with the same periods of 2022, the variances from the prior year periods being attributed to changing levels of mortgage volume.

Net investment product sales commissions and fees are generated primarily on stock, bond and mutual fund sales, as well as wrap fees earned on brokerage accounts. Wrap fees represent charges for investment programs that bundle together a suite of services, such as brokerage, advisory, research and management and are based on a percentage of account assets. Bancorp deploys its financial advisors primarily through its branch network via an arrangement with a third party broker-dealer, while larger managed accounts are serviced by Bancorp’s WM&T Department. Net investment product sales commissions and fees decreased $101,000, or 11%, and increased $115,000, or 5%, for the three and nine month periods ended September 30, 2023, as compared with the same periods of 2022. The decrease for the three month period is attributed to lower trading volume compared to the third quarter of the prior year, while the increase for the nine month period is attributed to organic and acquisition-related expansion.

BOLI assets represent the cash surrender value of life insurance policies on certain active and non-active employees who have provided consent for Bancorp to be the beneficiary for a portion of such policies. The related change in cash surrender value and any death benefits received under the policies are recorded as non-interest income. This income serves to offset the cost of various employee benefits. During the third quarter of 2022, Bancorp purchased an additional $30 million of BOLI assets in an effort to diversify investment of excess liquidity, bringing total BOLI assets to $86 million as of September 30, 2023. BOLI income increased $53,000 and $625,000 for the three and nine month periods ending September 30, 2023 compared to the same periods of the prior year, which was attributed mainly to the additional prior year investment noted above in addition to general market appreciation within the policy plans during the first nine months of 2023.

Gains and losses on the sale of premises and equipment for the three and nine months ended September 30, 2023 were driven by a gain on the sale of an acquired property during the third quarter and a loss recorded during the second quarter in relation to other merger-related disposal activity. Activity for the three and nine month periods ended September 30, 2022 consisted almost entirely of the sale of certain acquired properties. All sales related to the disposition of acquired branch locations closed subsequent to the prior year merger.

Other non-interest income decreased $804,000, or 57%, and $863,000, or 23%, for the three and nine month periods ended September 30, 2023 compared with the same periods of 2022. The decreases were driven largely by the disposition of Bancorp’s partial interest in LFA effective December 31, 2022, which contributed $566,000 and $1.3 million of other non-interest income for the three and nine month periods ended September 30, 2022. Further, Bancorp recorded a $250,000 write down on an OREO property during the third quarter of 2023. Partially offsetting the declines for the three and nine month periods ended September 30, 2023 were higher interest rate swap fee income and stronger returns from insurance policies outside of Bancorp’s BOLI portfolio compared to the same periods of last year.

Non-interest Expenses

	Three months ended September 30,				Nine months ended September 30,
(dollars in thousands)	2023	2022	$ Variance	% Variance	2023	2022	$ Variance	% Variance

Compensation	$23,379	$23,069	$310	1%	$67,382	$63,242	$4,140	7%
Employee benefits	4,508	4,179	329	8	14,622	13,147	1,475	11
Net occupancy and equipment	3,821	3,767	54	1	11,234	10,455	779	7
Technology and communication	4,236	3,747	489	13	12,706	11,150	1,556	14
Debit and credit card processing	1,637	1,437	200	14	4,762	4,439	323	7
Marketing and business development	1,357	1,244	113	9	4,236	3,461	775	22
Postage, printing and supplies	938	903	35	4	2,701	2,461	240	10
Legal and professional	1,049	774	275	36	2,665	2,451	214	9
FDIC insurance	937	847	90	11	2,851	2,028	823	41
Amortization of investments in tax credit partnerships	323	88	235	267	970	265	705	266
Capital and deposit based taxes	629	722	(93)	(13)	1,875	1,822	53	3
Merger expenses	-	-	-	-	-	19,500	(19,500)	(100)
Intangible amortization	1,167	1,610	(443)	(28)	3,519	3,934	(415)	(11)
Other	2,721	2,486	235	9	8,293	7,490	803	11
Total non-interest expenses	$46,702	$44,873	$1,829	4%	$137,816	$145,845	$(8,029)	(6)%

Total non-interest expenses increased $1.8 million, or 4%, and decreased $8.0 million, or 6%, for the three and nine month periods ended September 30, 2023 compared to the same periods of 2022. The increase for the three month period is consistent with the organic and acquisition-related growth experienced over the past year, while the decrease for the nine month period was driven by one-time merger expenses associated with completion of the CB acquisition during the first quarter of 2022. Compensation and employee benefits comprised 59.7% and 59.5% of Bancorp’s total non-interest expenses for the three and nine month periods ended September 30, 2023, compared to 60.7% and 52.4% for the same periods of 2022. Excluding merger expenses, compensation and employee benefits comprised 60.5% for the nine month period ended September 30, 2022. The nine months ended September 30, 2022 only included approximately seven months of activity associated with the CB acquisition.

Compensation, which includes salaries, incentives, bonuses and stock based compensation, increased $310,000, or 1%, and $4.1 million, or 7%, for the three and nine month periods ended September 30, 2023, as compared with the same periods of 2022. The increases for were attributed to growth in full time equivalent employees and annual merit-based salary increases. Further, the first nine months of 2022 experienced only seven months of acquisition-related activity, as previously noted. Net full time equivalent employees totaled 1,067 at September 30, 2023 compared to 1,040 at December 31, 2022 and 1,028 at September 30, 2022.

Employee benefits consists of all personnel-related expense not included in compensation, with the most significant items being health insurance, payroll taxes and employee retirement plan contributions. Employee benefits increased $329,000, or 8%, and $1.5 million, or 11%, for the three and nine month periods ended September 30, 2023, as compared with the same periods of 2022, driven by an increase in health insurance claims activity and the overall increase in full time equivalent employees noted above.

Net occupancy and equipment expenses primarily include depreciation, rent, property taxes, utilities and maintenance. Costs of capital asset additions flow through the statement of income over the lives of the assets in the form of depreciation expense. Net occupancy expense increased $54,000, or 1%, and $779,000, or 7%, the three and nine month periods ended September 30, 2023, as compared with the same periods of 2022. While the increase for the three month period was marginal, the increase for the nine month period stems mainly from the prior year period experiencing only seven month of acquisition-related activity and the opening of Bancorp’s new operations center in the latter part of 2022. In connection with the CB acquisition, 15 branches were acquired, four of which were closed shortly after acquisition in addition to one existing SYB location, as a result of branch overlap. At September 30, 2023, Bancorp’s branch network consisted of 72 locations throughout Louisville, central, eastern and Northern Kentucky, as well as the MSAs of Indianapolis, Indiana and Cincinnati, Ohio.

Technology and communication expenses include computer software usage and licensing fees, equipment depreciation and expenditures related to investments in technology needed to maintain and improve the quality of customer delivery channels, information security and internal resources. Technology expense increased $489,000, or 13%, and $1.6 million, or 14%, for the three and nine month periods ended September 30, 2023 compared to the same periods of 2022, consistent with acquisition-related activity, customer expansion and continued investment in technology.

Bancorp outsources processing for debit and commercial credit card operations, which generate significant revenue for the Company. These expenses typically fluctuate consistent with transaction volumes. Debit and credit card processing expense increased $200,000, or 14%, and $323,000, or 7%, for the three and nine month periods ending September 30, 2023 compared to the same periods of last year, driven by the increase in transaction volume and customer base expansion resulting from both organic and acquisition-related growth.

Marketing and business development expenses include all costs associated with promoting Bancorp, including community support, retaining customers and acquiring new business. Marketing and business development expenses increased $113,000, or 9%, and $775,000, or 22%, for the three and nine month periods ending September 30, 2023, as compared to the same periods of 2022. The increases were driven largely by strategic decisions to advertise in Bancorp’s new markets, increased advertising expense associated with Bancorp’s time deposit promotions and the general expansion of Bancorp’s existing and prospective customer base.

Postage, printing and supplies expense increased $35,000, or 4%, and $240,000, or 10%, for the three and nine month periods ended September 30, 2023 compared to the same periods of 2022, consistent with Bancorp’s expansion over the past 12 months and promotional mailings.

Legal and professional fees increased $275,000, or 36%, and $214,000, or 9%, for the three and nine month periods ended September 30, 2023 compared to the same periods of last year, attributed mainly to several consulting projects. Legal and professional fees associated with the prior year merger-related activity are captured in merger expenses.

FDIC insurance increased $90,000, or 11%, and $823,000, or 41%, for the three and nine month periods ended September 30, 2023, as compared to the same periods of 2022, driven by Bancorp’s asset growth, the FDIC-mandated increase of the uniform base assessment rate and to a lesser extent, Bancorp’s adjusted CAMEL rating.

Tax credit partnerships generate federal income tax credits, and for each of Bancorp’s investments in tax credit partnerships, the tax benefit, net of related expenses, results in a positive effect on net income. Amounts of credits and corresponding expenses can vary widely depending upon the timing and magnitude of the underlying investments. Amortization expense associated with these investments increased $235,000 and $705,000 for the three and nine month periods ending September 30, 2023 compared to the same periods of last year, driven by investment in several larger tax credit projects during the nine months ended September 30, 2023.

Capital and deposit based taxes, which consist primarily of capital-based local income taxes and franchise taxes, decreased $93,000, or 13%, and increased $53,000, or 3%, for the three and nine month periods ended September 30, 2023 compared to the same periods of 2022. The decrease for the three month period was attributed primarily to lower deposit levels compared to the prior year, while the increase for the nine month period is attributed to the prior year period only experiencing seven months of acquisition-related activity.

Merger expenses represent non-recurring expenses associated with completion of the CB acquisition and consist primarily of investment banker fees, various compensation-related expenses, legal fees, early termination fees relating to various contracts and system conversion expenses. Merger expenses totaling $19.5 million were recorded in relation to the CB acquisition during the nine months ended September 30, 2022.

Intangible amortization expense consists of amortization associated with the CDI of acquired deposit portfolios, as well as an intangible related to customer list of the WM&T business line added through the CB acquisition. The intangibles are generally amortized on an accelerated basis over a period of approximately ten years. Intangible amortization expense decreased $443,000, or 28%, and $415,000, or 11%, for the three and nine months ended September 30, 2023. The decreases were attributed to both the accelerated depreciation method for which intangible assets are amortized, as well as the previously mentioned disposal of Bancorp’s partial interest in LFA at the end of 2022, which included writing off the related CLI effective December 31, 2022. Further, the nine month period ended September 30, 2022 only including seven months of activity associated with the CB acquisition and the related CDI and CLI assets.

Other non-interest expenses increased $235,000, or 9%, and $803,000, or 11%, for the three and nine month periods ended September 30, 2023, as compared to the same periods of 2022. The most notable drivers of the increases were increased card reward expense, higher fraud and theft-related expenses and other ancillary expenses tied to Bancorp’s growth over the past 12 months.

Bancorp’s efficiency ratio (FTE) for the three and nine month periods ended September 30, 2023 was 55.38% and 54.35%, respectively. Bancorp’s efficiency ratio for the three and nine month periods ended September 30, 2022 was 51.30% and 62.11%, the latter period reflecting one-time merger-related expenses attributed to the CB acquisition, all of which were recorded in the first quarter of 2022. Bancorp also considers an adjusted efficiency ratio, which eliminates net gains (losses) on sales, calls, and impairment of investment securities, as well as net gains (losses) on sales of premises and equipment and the disposition of any acquired assets, if applicable, and the fluctuation in non-interest expenses related to amortization of investments in tax credit partnerships and merger-related expenses. Bancorp’s adjusted efficiency ratio was 55.19% and 53.99% for the three and nine month periods ended September 30, 2023 compared to 53.06% and 54.40% for three and nine month periods ended September 30, 2022. See the section titled “Non-GAAP Financial Measures” for reconcilement of non-GAAP to GAAP measures.

Income Tax Expense

A comparison of income tax expense and ETR follows:

	Three months ended September 30,				Nine months ended September 30,
(dollars in thousands)	2023	2022	$ Variance	% Variance	2023	2022	$ Variance	% Variance

Income before income tax expense	$34,734	$37,564	$(2,830)	(8)%	$107,553	$81,400	$26,153	32%
Income tax expense	7,642	9,024	(1,382)	(15)	23,749	18,016	5,733	32
Effective tax rate	22.0%	24.0%	(200) bps	(8)	22.1%	22.1%	-	-

Fluctuations in the ETR are primarily attributed to the following:

●

The stock based compensation component of the ETR fluctuates consistent with the level of SAR exercise activity. The ETR was reduced by 0.3% for the nine months ended September 30, 2023 compared to a reduction of 1.3% for the same period of 2022, consistent with exercise and vesting activity.

●

The cash surrender value of life insurance policies can vary widely from period to period, driven largely by changes in the markets. The related impact is inversely correlated with the ETR generally, with cash surrender value declines typically serving to increase the ETR and vice versa. Changes in the cash surrender value of life insurance policies decreased the ETR by 0.5% for the nine months ended September 30, 2023, compared to an increase of 0.6% the same period of the prior year.

●

Bancorp invests in certain partnerships that yield federal income tax credits. Taken as a whole, the tax benefit of these investments exceeds amortization expense, resulting in a positive impact on net income. The timing and magnitude of these transactions may vary widely from period to period. The ETR for the nine months ended September 30, 2023 and 2022 was reduced by 0.5% and by 0.6%, respectively, by tax credit activity.

●

Tax-exempt interest income earned on loans and investment securities reduced the ETR by 0.5% for the nine months ended September 30, 2023 compared to a reduction of 0.7% for the same period of the prior year.

●	Non-deductible merger expenses recorded during the nine months ended September 30, 2022 served to increase the ETR 0.2%.
●

Bancorp’s insurance captive provides insurance against certain risks for which insurance may not currently be available or economically feasible to Bancorp and SYB, as well as a group of third-party insurance captives.  The tax advantages of the Captive, including the tax-deductible nature of premiums paid to the Captive as well as the tax-exemption for premiums received by the Captive, serve to reduce income tax expense. Related activity reduced the ETR by 0.3% for the nine months ended September 30, 2023 and 2022, respectively. However, Bancorp elected not to renew the Captive during the third quarter of 2023 and expects it to be dissolved by the end of the year. As a result, the tax benefits associated with the Captive are not expected to be experienced going forward.

Financial Condition – September 30, 2023 Compared to December 31, 2022

Overview

Total assets increased $407 million, or 5%, to $7.90 billion at September 30, 2023 from $7.50 billion at December 31, 2022. Total loans increased $411 million, or 8%, as the result of two consecutive quarters of near-record loan growth in the second and third quarters of 2023. Additionally, cash and cash equivalents increased $26 million, or 15%, due to increased FHLB borrowing activity and Other assets increased $112 million, or 83%, driven by investment in tax credit partnerships associated with meeting CRA requirements. Partially offsetting this growth was a $152 million, or 9%, decline in total investment securities stemming from scheduled maturity and pay down activity within the total portfolio in addition to a $22 million decline in the market value of the AFS investment portfolio specifically.

Total liabilities increased $361 million, or 5%, to $7.10 billion at September 30, 2023 from $6.74 billion at December 31, 2022. The increase was attributed to a $300 million increase in FHLB borrowings associated with funding loan growth and a $64 million increase in Other liabilities, which related to the accrual of contributions for tax credit partnerships (the offset to the increase in Other assets for tax credit investment noted above). Total deposits were virtually flat at September 30, 2023 compared to December 31, 2022, increasing $12 million, or less than 1%, during the first nine months of 2023.

Stockholders’ equity increased $47 million, or 6%, to $807 million at September 30, 2023 from $760 million at December 31, 2022. Net income of $83.8 million was only partially offset by $25.8 million of dividends declared during the first nine months of 2023 and a $12.4 million decrease in AOCI associated with changes in the interest rate environment and the corresponding impact on the valuation of the AFS debt securities portfolio, serving to grow stockholder’s equity for the period.

Cash and Cash Equivalents

Cash and cash equivalents increased $26 million, or 15%, ending at $193 million at September 30, 2023 compared to $167 million at December 31, 2022, which was driven largely by increased FHLB borrowing activity offsetting loan funding and deposit fluctuations. In addition to utilizing overnight advances with the FHLB based on changing levels of liquidity during the period, Bancorp also entered into a $200 million term advance in conjunction with three separate interest rate swaps during the nine months ended September 30, 2023 as a way of securing longer-term funding at more attractive rates. For more information on these interest rate swaps, see the footnote titled “Derivative Financial Instruments.”

Investment Securities

Investment securities decreased $152 million, or 9%, to $1.47 billion at September 30, 2023 compared to $1.62 billion at December 31, 2022, driven by scheduled maturity and pay down activity within the total portfolio and a decline in the market value of the AFS investment portfolio specifically.

Investment in the securities portfolio was minimal during the nine months ended September 30, 2023, as Bancorp elected to maintain higher levels of liquidity amidst loan growth and deposit fluctuation during the period.

FHLB Stock

FHLB stock holdings increased $15 million to $26 million at September 30, 2023 compared to $11 million at December 31, 2022. The increase was driven by FHLB borrowing activity during the nine months ended September 30, 2023, as FHLB members are required to hold certain levels of FHLB stock in relation to the amount of their borrowings. Bancorp’s FHLB stock holdings will fluctuate consistent with our borrowing activity from period to period.

Loans

Total loans increased $411 million, or 8%, from December 31, 2022 to September 30, 2023. Excluding the PPP portfolio, loans grew $425 million, or 8%, over the same period. Loan growth for the nine months ended September 30, 2023 was concentrated in the CRE and residential real estate segments, while the C&I segment experienced a modest increase of $15 million (excluding PPP), as the second and third quarters of 2023 experienced near-record levels of loan growth.

While total line of credit utilization has improved since hitting pandemic-era lows in early 2021, line of credit usage has remained below pre-pandemic levels, as customers continue to utilize cash in lieu of higher costing lines of credit. Further, the addition of new lines, particularly within the C&D and C&I portfolio segments, has increased availability over the past several quarters, but utilization of the new lines has been relatively slow. Total line of credit utilization was 38.8% as of September 30, 2023, compared to 42.3% at December 31, 2022, with C&I utilization of 26.8% and 33.1% as of the same periods, respectively.

PPP loans of $5 million were outstanding at September 30, 2023. Bancorp has $96,000 in net unrecognized fees related to the PPP as of September 30, 2023, which will be recognized immediately once the loans are paid off or forgiven by the SBA. The timing of forgiveness activity and the related fee recognition has become insignificant, as the balance of the overall PPP portfolio has shrunk.

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

Bancorp occasionally enters into loan participation agreements with other banks to diversify credit risk. For certain participation loans sold, Bancorp has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their ownership share of the loan without permission from Bancorp. GAAP requires the participated portion of these loans to be recorded as secured borrowings. These participated loans are included in the C&I and CRE loan portfolio segments with a corresponding liability recorded in other liabilities. At September 30, 2023 and December 31, 2022, the total participated portion of loans of this nature totaled $4 million and $5 million, respectively.

The following table presents the maturity distribution and rate sensitivity of the total loan portfolio as of September 30, 2023:

	Maturity
September 30, 2023 (in thousands)	Within one year	After one but within five years	After five but within fifteen years	Ater fifteen years	Total	% of Total
Fixed rate	$281,113	$1,748,263	$1,213,504	$869,023	$4,111,903	73%
Variable rate	524,406	599,204	343,324	38,247	1,505,181	27%
Total loans	$805,519	$2,347,467	$1,556,828	$907,270	$5,617,084	100%

In the event where Bancorp structures a loan with a maturity exceeding five years (typically CRE loans), an automatic rate adjustment will typically be set in place at five years from origination date to limit interest rate sensitivity.

Non-performing Loans and Assets

Information summarizing non-performing loans and assets follows:

(dollars in thousands)	September 30, 2023	December 31, 2022

Non-accrual loans	$17,227	$14,242
Troubled debt restructurings	-	-
Loans past due 90 days or more and still accruing	1	892
Total non-performing loans	17,228	15,134

Other real estate owned	427	677
Total non-performing assets	$17,655	$15,811

Non-performing loans to total loans	0.31%	0.29%
Non-performing assets to total assets	0.22%	0.21%
ACL for loans to total non-performing loans	453%	486%

As of September 30, 2023, non-accrual loans totaled $17 million compared to $14 million at December 31, 2022. The increase in total non-accrual loans between December 31, 2022 and September 30, 2023 stemmed mainly from one large C&I relationship being placed on non-accrual status during the first quarter.

Non-performing assets as of September 30, 2023 consisted of 126 loans, ranging in individual amounts up to $6.1 million, and OREO. At September 30, 2023, OREO included two CRE properties and one residential real estate property.

Delinquent Loans

Delinquent loans (consisting of all loans 30 days or more past due) totaled $16 million and $17 million at September 30, 2023 and December 31, 2022. Delinquent loans to total loans were 0.29% and 0.32% at September 30, 2023 and December 31, 2022, respectively.

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

Bancorp’s ACL for loans was $78 million as of September 30, 2023 compared to $74 million as of December 31, 2022. Provision expense for credit losses on loans of $6.7 million was recorded for the nine months ended September 30, 2023, driven by strong loan growth, which was partially offset by improvement in unemployment forecast and a reduction in specific reserves due to charge-offs. Net charge-off activity of $1.9 million was recorded for the nine months ended September 30, 2023, which was attributed largely to the charge off of a larger C&I relationship that was fully reserved for earlier in 2023.

The ACL for loans calculation and resulting credit loss expense is significantly impacted by changes in forecasted economic conditions. Should the forecast for economic conditions change, Bancorp could experience further adjustments in its required ACL for loans credit loss expense.

The following table sets forth the ACL by category of loan:

	September 30, 2023			December 31, 2022
(dollars in thousands)	Allocated Allowance	% of Total ACL on loans	ACL for loans to Total Loans (1)	Allocated Allowance	% of Total ACL on loans	ACL for loans to Total Loans (1)

Commercial real estate - non-owner occupied	$21,370	28%	1.42%	$22,641	31%	1.62%
Commercial real estate - owner occupied	12,651	16%	1.34%	10,827	15%	1.30%
Total commercial real estate	34,021	44%	1.39%	33,468	46%	1.50%

Commercial and industrial - term (1)	13,956	18%	1.69%	12,991	17%	1.70%
Commercial and industrial - lines of credit	6,347	8%	1.51%	6,389	9%	1.37%
Total commercial and industrial	20,303	26%	1.63%	19,380	26%	1.57%

Residential real estate - owner occupied	9,119	12%	1.31%	6,717	9%	1.14%
Residential real estate - non-owner occupied	4,224	5%	1.21%	3,597	5%	1.15%
Total residential real estate	13,343	17%	1.27%	10,314	14%	1.14%

Construction and land development	6,979	9%	1.45%	7,186	10%	1.61%
Home equity lines of credit	1,602	2%	0.79%	1,613	2%	0.80%
Consumer	1,368	2%	0.95%	1,158	2%	0.83%
Leases	212	0%	1.44%	201	0%	1.51%
Credit cards	247	0%	1.03%	211	0%	1.03%
Total	$78,075	100%	1.39%	$73,531	100%	1.42%

(1) Excludes the PPP loan portfolio, which was not reserved for based on the underlying 100% SBA guarantee.

The table below details net charge-offs to average loans outstanding by category of loan for the three and nine month periods ended September 30, 2023 and 2022, respectively.

	2023			2022
Three months ended September 30, (dollars in thousands)	Net (charge offs)/ recoveries	Average Loans	Net (charge offs)/ recoveries to average loans	Net (charge offs)/ recoveries	Average Loans	Net (charge offs)/ recoveries to average loans

Commercial real estate - non-owner occupied	$17	$1,485,582	0.00%	$(37)	$1,398,849	0.00%
Commercial real estate - owner occupied	6	899,796	0.00%	153	799,410	0.02%
Total commercial real estate	23	2,385,378	0.00%	116	2,198,259	0.01%

Commercial and industrial - term	(1,862)	804,646	-0.23%	(234)	710,563	-0.03%
Commercial and industrial - term - PPP	-	5,958	0.00%	-	22,939	0.00%
Commercial and industrial - lines of credit	1	436,179	0.00%	(99)	418,839	-0.02%
Total commercial and industrial	(1,861)	1,246,783	-0.15%	(333)	1,152,341	-0.03%

Residential real estate - owner occupied	6	667,786	0.00%	(15)	542,734	0.00%
Residential real estate - non-owner occupied	-	341,276	0.00%	9	296,822	0.00%
Total residential real estate	6	1,009,062	0.00%	(6)	839,556	0.00%

Construction and land development	-	462,092	0.00%	-	391,342	0.00%
Home equity lines of credit	-	204,466	0.00%	-	194,762	0.00%
Consumer	(101)	141,453	-0.07%	(159)	137,333	-0.12%
Leases	-	14,116	0.00%	-	14,210	0.00%
Credit cards	(2)	22,912	-0.01%	-	21,095	0.00%
Total	$(1,935)	$5,486,262	-0.04%	$(382)	$4,948,898	-0.01%

	2023			2022
Nine months ended September 30, (dollars in thousands)	Net (charge offs)/ recoveries	Average Loans	Net (charge offs)/ recoveries to average loans	Net (charge offs)/ recoveries	Average Loans	Net (charge offs)/ recoveries to average loans

Commercial real estate - non-owner occupied	$53	$1,442,236	0.00%	$(24)	$1,330,254	0.00%
Commercial real estate - owner occupied	6	870,630	0.00%	155	769,706	0.02%
Total commercial real estate	59	2,312,866	0.00%	131	2,099,960	0.01%

Commercial and industrial - term	(1,990)	782,229	-0.25%	432	672,869	0.06%
Commercial and industrial - term - PPP	-	10,016	0.00%	-	62,933	0.00%
Commercial and industrial - lines of credit	150	437,250	0.03%	(135)	405,468	-0.03%
Total commercial and industrial	(1,840)	1,229,495	-0.15%	297	1,141,270	0.03%

Residential real estate - owner occupied	(16)	639,207	0.00%	32	494,395	0.01%
Residential real estate - non-owner occupied	2	329,391	0.00%	17	292,778	0.01%
Total residential real estate	(14)	968,598	0.00%	49	787,173	0.01%

Construction and land development	-	451,353	0.00%	(72)	356,937	-0.02%
Home equity lines of credit	(12)	200,588	-0.01%	-	178,564	0.00%
Consumer	(263)	138,918	-0.19%	(299)	128,484	-0.23%
Leases	-	13,715	0.00%	-	13,990	0.00%
Credit cards	(86)	21,960	-0.39%	47	19,993	0.24%
Total	$(2,156)	$5,337,493	-0.04%	$153	$4,726,371	0.00%

While separate from the ACL for loans and recorded in other liabilities on the consolidated balance sheets, the ACL for off balance sheet credit exposures also experienced an increase between December 31, 2022 and September 30, 2023. Provision for credit loss expense for off balance sheet credit exposures of $1.1 million was recorded for the nine months ended September 30, 2023, driven by a decline in C&I utilization and increased availability stemming from the addition of new lines of credit. The ACL for off balance sheet credit exposures was $5.6 million as of September 30, 2023 compared to $4.5 million as of December 31, 2022.

Premises and Equipment

Premises and equipment are presented on the consolidated balance sheets net of related depreciation on the respective assets, as well as fair value adjustments associated with purchase accounting. Premises and equipment experienced minimal fluctuation between December 31, 2022 and September 30, 2023. Bancorp’s branch network currently consists of 72 locations throughout Louisville, central, eastern and northern, Kentucky, as well as the Indianapolis, Indiana and Cincinnati, Ohio markets.

Premises held for sale totaling $2.4 million was recorded on Bancorp’s consolidated balance sheets as of September 30, 2023, which consists of three vacant parcels of land and a former administrative building, all of which are the result of merger-related activity.

Goodwill

At September 30, 2023, Bancorp had $194 million in goodwill recorded on its balance sheet. Goodwill of $67 million was initially recorded in relation to the March 7, 2022 acquisition of CB, $8.5 million of which was subsequently written off as a result of Bancorp selling its partial interest in LFA effective December 31, 2022.

Events that may trigger goodwill impairment include deterioration in economic conditions, a decline in market-dependent multiples or metrics (i.e. stock price declining below tangible book value), negative trends in overall financial performance and regulatory actions. At September 30, 2023, Bancorp elected to perform a qualitative assessment to determine if it was more-likely-than-not that the fair value of the reporting units exceeded their carrying value, including goodwill. The qualitative assessment indicated that it was not more-likely-than-not that the carrying value of the reporting units exceeded their fair value.

Core Deposit and Customer List Intangibles

CDIs and CLIs arising from business acquisitions are initially measured at fair value and are then amortized on an accelerated method based on their useful lives. As of September 30, 2023 and December 31, 2022, Bancorp’s CDI assets totaled $12.7 million and $15.0 million, respectively. A CDI asset of $13 million was recorded during the first quarter of 2022 as a result of the CB acquisition.

As of September 30, 2023 and December 31, 2022, Bancorp’s CLI assets were $8.8 million and $10.0 million, respectively, and are attributed entirely to the WM&T segment acquired from CB. CLI assets totaling $14 million were recorded in association with the CB acquisition during the first quarter of 2022. However, as a result of Bancorp’s disposition of its partial interest in LFA effective December 31, 2022, the $2 million CLI associated with that business was written off and was included in the loss recorded in relation to the disposition in 2022.

Other Assets and Other Liabilities

Other assets increased $112 million, or 83%, to $247 million between December 31, 2022 and September 30, 2023. Other liabilities increased $64 million, or 51%, to $190 million over the same period.

The increase in Other assets stemmed mainly from Bancorp’s investment in credit partnerships. As of September 30, 2023, Bancorp did not incur any impairment with respect to its intangible assets or other long-lived assets.

The increase in Other liabilities was attributed largely to the accrual of future tax credit investment obligations, which outpaced a reduction in various accrued liabilities, such as employee incentive compensation and benefits.

Deposits

Total deposits increased $12 million, or less than 1%, from December 31, 2022 to September 30, 2023, as the shift from non-interest bearing deposits into interest-bearing deposits has been virtually offsetting. However, average total deposit balances, which experienced a $144 million, or 2%, decline for the nine months ended September 30, 2023, offer a more accurate representation of activity for the year. The decline in average total deposits was driven by a $242 million, or 12% decline in average non-interest bearing deposits, as customers have shifted into higher-yielding alternatives amidst rising rates and economic uncertainty. While we have not seen widespread fallout in our overall customer base, deposit competition and a higher interest rate environment has resulted in rising deposit costs, which we anticipate will continue through the end of 2023 and into early 2024. Further, a portion of the decrease in deposits experienced during the first nine months of 2023 was attributed in large part to public funds runoff. However, deposit pricing pressure/competition has been intense as a result of rising rates and Bancorp expects it will continue to place pressure on NIM through the end of 2023 and heading into 2024.

As a result of this activity, the rates paid by Bancorp on deposits has increased and the deposit base itself has shifted to a more interest-bearing mix over the past several quarters. The cost of interest-bearing deposits rose to 1.55% for the nine months ended September 30, 2023 compared to 0.23% for the same period of the prior year, with the cost of total deposits (including non-interest deposits) rising to 1.11% from 0.15% for the same periods.

Securities Sold Under Agreements to Repurchase

SSUARs decreased $19 million, or 15%, between December 31, 2022 and September 30, 2023, largely as a result of some customers experiencing normal cyclical fluctuation in their SSUAR balances. SSUAR totaling $66 million were assumed in relation to the CB acquisition during the first quarter of 2022.

SSUAR represent a funding source of Bancorp and are used by commercial customers in conjunction with collateralized corporate cash management accounts. Such repurchase agreements are considered financing agreements and mature within one business day from the transaction date. At September 30, 2023 and December 31, 2022, all of these financing arrangements had overnight maturities and were secured by government sponsored enterprise obligations and government agency mortgage-backed securities that were owned and controlled by Bancorp.

SSUARs are collateralized by securities and are treated as financings; accordingly, the securities involved with the agreements are recorded as assets and are held by a safekeeping agent and the obligations to repurchase the securities are reflected as liabilities. All securities underlying the agreements are under the Bancorp’s control.

Federal Funds Purchased

FFP and other short-term borrowing balances increased $3 million, or 31%, between December 31, 2022 and September 30, 2023. At September 30, 2023, FFP related mainly to excess liquidity held by downstream correspondent bank customers of Bancorp.

Subordinated Debentures

As a result of the CB acquisition, Bancorp became the 100% successor owner of the following unconsolidated trust subsidiaries: Commonwealth Statutory Trust III, Commonwealth Statutory Trust IV and Commonwealth Statutory Trust V. The sole assets of the trust subsidiaries represent the proceeds of offerings loaned in exchange for subordinated debentures with similar terms to the TPS. The TPS are treated as part of Tier 1 Capital. The subordinated note and related interest expense are included in Bancorp’s consolidated financial statements. The subordinated notes are currently redeemable at Bancorp’s option on a quarterly basis. As of September 30, 2023, subordinated notes added through the CB acquisition totaled $26 million.

FHLB Advances

FHLB advances outstanding at September 30, 2023 totaled $350 million. These borrowings consisted of a $150 million cash management advance with an overnight maturity utilized for short-term liquidity purposes and a $200 million three-month rolling advance related to three separate interest rate swaps (cash flow hedges) that have been entered into during the nine months ended September 30, 2023 in an effort to secure longer-term funding at more attractive rates. For more information related to the interest rate swaps noted above, see the footnote titled, “Derivative Financial Instruments.”

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

Bancorp’s most liquid assets are comprised of cash and due from banks, FFS and AFS debt securities. FFS and interest bearing deposits totaled $113 million and $85 million at September 30, 2023 and December 31, 2022, respectively. The increase experienced for the first nine months of 2023 is attributed mainly to the increased in FHLB borrowing activity. FFS normally have overnight maturities while interest-bearing deposits in banks are accessible on demand. These investments are used for general daily liquidity purposes.

The fair value of the AFS debt security portfolio was $1.02 billion and $1.14 billion at September 30, 2023 and December 31, 2022, respectively. The decrease in AFS debt security portfolio for the first nine months of 2023 is attributed to scheduled maturities and normal pay down activity within the portfolio in addition to market value depreciation during the period. The investment portfolio (HTM and AFS) includes total cash flows on amortizing debt securities of approximately $344 million (based on assumed prepayment speeds as of September 30, 2023) expected over the next 12 months, including $163 million of contractual maturities. Combined with FFS and interest bearing deposits from banks, AFS debt securities offer substantial resources to meet either loan growth or reductions in Bancorp’s deposit funding base. Bancorp pledges portions of its investment securities portfolio to secure public funds, cash balances of certain WM&T accounts and SSUAR. At September 30, 2023, the total carrying value of investment securities pledged for these purposes comprised 47% of the debt securities portfolio, leaving approximately $777 million of unpledged debt securities.

Bancorp’s deposit base consists mainly of core deposits, defined as time deposits less than or equal to $250,000, demand, savings, and money market deposit accounts, and excludes public funds and brokered deposits. At September 30, 2023, such deposits totaled $5.71 billion and represented 89% of Bancorp’s total deposits, as compared with $5.60 billion, or 88% of total deposits at December 31, 2022. Because these core deposits are less volatile and are often tied to other products of Bancorp through long lasting relationships, they do not place undue pressure on liquidity. However, given the intense, industry-wide deposit pricing pressure that is currently being experienced, deposits may generally be more sensitive to market rates, with potential decreases possibly straining Bancorp’s liquidity position.

As of September 30, 2023 and December 31, 2022, Bancorp held brokered deposits totaling $591,000 and $599,000, respectively, the majority of which is attributed to deposits added through acquisition-related activity in 2022 and 2021.

Included in total deposit balances at September 30, 2023 are $466 million in public funds generally comprised of accounts with local government agencies and public school districts in the markets in which Bancorp operates. At December 31, 2022, public funds deposits totaled $692 million, the decrease experienced during the first nine months of 2023 was attributed largely to public funds run-off.

Bancorp is a member of the FHLB of Cincinnati. As a member of the FHLB, Bancorp has access to credit products of the FHLB. Bancorp views these borrowings as a potential low cost alternative to brokered deposits. At September 30, 2023 and December 31, 2022, available credit from the FHLB totaled $1.06 billion and $1.36 billion, respectively, the decline during this period being attributed to increased utilization of FHLB borrowings. Bancorp also had unsecured FFP lines with correspondent banks totaling $80 million at both September 30, 2023 and December 31, 2022, respectively.

During the normal course of business, Bancorp enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through Bancorp’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of Bancorp’s liquidity.

Bancorp’s principal source of cash is dividends paid to it as the sole shareholder of the Bank. As discussed in the Footnote titled “Commitments and Contingent Liabilities,” as of January 1st of any year, the Bank may pay dividends in an amount equal to the Bank’s net income of the prior two years less any dividends paid for the same two years. At September 30, 2023, the Bank could pay an amount equal to $130 million in dividends to Bancorp without regulatory approval subject to ongoing capital requirements of the Bank.

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

Bancorp provides customers with off-balance sheet credit support through loan commitments and standby letters of credit. Unused loan commitments increased $253 million, or 12%, as of September 30, 2023 compared to December 31, 2022, due to a combination of new line production and lower utilization. Total average line of credit utilization declined to 38.8% as of September 30, 2023 compared to 42.3% at December 31, 2022. C&I line of credit utilization was 26.8% at September 30, 2023 compared to 33.1% at December 31, 2022. While utilization has improved since the pandemic-era lows experienced in early 2021, it remains well below pre-pandemic averages.

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

The ACL for off balance sheet credit exposures, which is separate from the ACL for loans and recorded in other liabilities on the consolidated balance sheets, was $5.6 million and $4.5 million as of September 30, 2023 and December 31, 2022, respectively. Provision expense of $1.1 million was recorded for the nine month period ended September 30, 2023, driven by a decline in C&I utilization and increased availability stemming from the addition of new lines of credit.

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

Capital

At September 30, 2023, stockholders’ equity totaled $807 million, representing an increase of $47 million, or 6%, compared to December 31, 2022. The increase for the nine months ended September 30, 2023 was attributed to recording net income of $83.8 million, which was only partially offset by $25.8 million of dividends declared and a $12.4 million decrease in AOCI, serving to grow stockholder’s equity for the period. AOCI consists of net unrealized gains or losses on AFS debt securities and a minimum pension liability, each net of income taxes. The changes in AOCI from December 31, 2022 to September 30, 2023 were the result of changes in the interest rate environment and its corresponding impact on the valuation of the AFS debt securities portfolio. See the “Consolidated Statement of Changes in Stockholders’ Equity” for further detail of changes in equity.

Bancorp’s TCE ratio and tangible book value per share, both non-GAAP disclosures, experienced improvement between December 31, 2022 and September 30, 2023, which stemmed largely from recording net income of $83.8 million and to a lesser extent, a $12.4 million negative change in AOCI for the nine months ended September 30, 2023. TCE was 7.69% at September 30, 2023 compared to 7.44% at December 31, 2022, while tangible book value per share was $20.17 at September 30, 2023 compared to $18.50 at December 31, 2022. See the section titled “Non-GAAP Financial Measures” for reconcilement of non-GAAP to GAAP measures.

In May 2023, Bancorp’s Board of Directors extended its share repurchase program authorizing the repurchase of up to 1 million shares, or approximately 4% of Bancorp’s total common shares outstanding at the time. The plan, which will expire in May 2025 unless otherwise extended or completed at an earlier date, does not obligate Bancorp to repurchase any specific dollar amount or number of shares prior to the plan’s expiration. Based on economic developments over the past year and the increased importance of capital preservation, no shares were repurchased in 2022, nor the first nine months of 2023. Approximately 741,000 shares remain eligible for repurchase under the current repurchase plan.

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

Capital ratios as of September 30, 2023 increased compared December 31, 2022, largely as a result of strong operating results, which have helped buoy capital ratios amidst substantial risk-weighted asset growth within the loan portfolio. Bancorp continues to exceed the regulatory requirements for all calculations. Bancorp and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB and the FDIC, in addition to the capital conservation buffer.

Banking regulators have categorized the Bank as well-capitalized. To meet the definition of well-capitalized for prompt corrective action requirements, a bank must have a minimum 6.5% Common Equity Tier 1 Risk-Based Capital ratio, 8.0% Tier 1 Risk-Based Capital ratio, 10.0% Total Risk-Based Capital ratio and 5.0% Tier 1 Leverage ratio.

Additionally, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, Bancorp and the Bank must hold a 2.5% capital conservation buffer composed of Common Equity Tier 1 Risk-Based Capital above the minimum risk-based capital requirements for the Common Equity Tier 1 Risk-Based Capital ratio, Tier 1 Risk-Based Capital ratio and Total Risk-Based Capital ratio necessary to be considered adequately-capitalized. At September 30, 2023, the adequately-capitalized minimums, including the capital conservation buffer, were a 7.0% Common Equity Tier 1 Risk-Based Capital ratio, 8.5% Tier 1 Risk-Based Capital ratio and 10.5% Total Risk-Based Capital ratio.

As a result of the CB acquisition, Bancorp became the 100% successor owner of the following unconsolidated trust subsidiaries: Commonwealth Statutory Trust III, Commonwealth Statutory Trust IV and Commonwealth Statutory Trust V. The sole assets of the trust subsidiaries represent the proceeds of offerings loaned in exchange for subordinated debentures with similar terms to the TPS. The TPS are treated as part of Tier 1 Capital. The subordinated note and related interest expense are included in Bancorp’s consolidated financial statements. The subordinated notes are currently redeemable at Bancorp’s option on a quarterly basis. As of September 30, 2023, subordinated notes added through the CB acquisition totaled $26 million.

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

Non-GAAP Financial Measures

The following table provides a reconciliation of total stockholders’ equity in accordance with GAAP to tangible stockholders’ equity (TCE), a non-GAAP disclosure. Bancorp provides the TCE per share, a non-GAAP measure, in addition to those defined by banking regulators, based on its widespread use by investors as a means to evaluate capital adequacy:

(dollars in thousands, except per share data)	September 30, 2023	December 31, 2022

Total stockholders' equity - GAAP (a)	$806,918	$760,432
Less: Goodwill	(194,074)	(194,074)
Less: Core deposit and other intangibles	(21,471)	(24,990)
Tangible common equity - Non-GAAP (c)	$591,373	$541,368

Total assets - GAAP (b)	$7,903,430	$7,496,261
Less: Goodwill	(194,074)	(194,074)
Less: Core deposit and other intangibles	(21,471)	(24,990)
Tangible assets - Non-GAAP (d)	$7,687,885	$7,277,197

Total stockholders' equity to total assets - GAAP (a/b)	10.21%	10.14%
Tangible common equity to tangible assets - Non-GAAP (c/d)	7.69%	7.44%

Total shares outstanding (e)	29,323	29,259

Book value per share - GAAP (a/e)	$27.52	$25.99
Tangible common equity per share - Non-GAAP (c/e)	20.17	18.50

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

(dollars in thousands)	September 30, 2023	December 31, 2022

Total loans - GAAP (a)	$5,617,084	$5,205,918
Less: PPP loans	(4,827)	(18,593)
Total non-PPP loans - Non-GAAP (b)	$5,612,257	$5,187,325

ACL for loans (c)	$78,075	$73,531
Non-performing loans (d)	17,228	15,134
Delinquent loans (e)	16,109	16,863

ACL for loans to total loans - GAAP (c/a)	1.39%	1.41%
ACL for loans to total loans - Non-GAAP (c/b)	1.39%	1.42%

Non-performing loans to total loans - GAAP (d/a)	0.31%	0.29%
Non-performing loans to total loans - Non-GAAP (d/b)	0.31%	0.29%

Delinquent loans to total loans - GAAP (e/a)	0.29%	0.32%
Delinquent loans to total loans - Non-GAAP (e/b)	0.29%	0.33%

The efficiency ratio, a non-GAAP measure, equals total non-interest expenses divided by the sum of net interest income 1FTE and non-interest income. In addition to the efficiency ratio presented, Bancorp considers an adjusted efficiency ratio. Bancorp believes it is important because it provides a comparable ratio after eliminating net gains (losses) on sales, calls, and impairment of investment securities, as well as net gains (losses) on sales of premises and equipment and disposition of any acquired assets, if applicable, and the fluctuation in non-interest expenses related to amortization of investments in tax credit partnerships and non-recurring merger expenses.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2023	2022	2023	2022

Total non-interest expenses (a)	$46,702	$44,873	$137,816	$145,845
Less: Non-recurring merger expenses	—	—	—	(19,500)
Less: Amortization of investments in tax credit partnerships	(323)	(88)	(970)	(265)
Total non-interest expenses - Non-GAAP (c)	$46,379	$44,785	$136,846	$126,080

Total net interest income, FTE	$61,437	$62,608	$185,757	$168,797
Total non-interest income	22,896	24,864	67,803	66,007
Total revenue - Non-GAAP (b)	84,333	87,472	253,560	234,804
Less: Gain/loss on sale of premises and equipment	(302)	(3,074)	(75)	(3,046)
Less: Gain/loss on sale of securities	—	—	—	—
Total adjusted revenue - Non-GAAP (d)	$84,031	$84,398	$253,485	$231,758

Efficiency ratio - Non-GAAP (a/b)	55.38%	51.30%	54.35%	62.11%
Adjusted efficiency ratio - Non-GAAP (c/d)	55.19%	53.06%	53.99%	54.40%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

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

The following table shows information relating to the repurchase of shares of common stock by Bancorp during the three months ended September 30, 2023.

	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Average price paid per share	Maximum number of shares that may yet be purchased under the plans or programs

July 1 - July 31	188	$58.93	—	$—
August 1 - August 31	—	—	—	—
September 1 - September 30	150	63.04	—	—

Total	338	$60.76	—	$—	741,196

(1)	Shares repurchased during the three-month period ended September 30, 2023 represent shares withheld to pay taxes due.

Effective May 22, 2019, Bancorp’s Board of Directors approved a share repurchase program authorizing the repurchase of 1 million shares, or approximately 4% of Bancorp’s total common shares outstanding at the time. Stock repurchases are expected to be made from time to time on the open market or in privately negotiated transactions, subject to applicable securities laws. The plan, which was extended in May 2023 and will expire in May 2025 unless otherwise extended or completed at an earlier date, does not obligate the Company to repurchase any specific dollar amount or number of shares prior to the plan’s expiration. No shares were repurchased in 2022, nor through the first nine months of 2023. Approximately 741,000 shares remain eligible for repurchase.

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

101

The following materials from Stock Yards Bancorp Inc.’s Form 10-Q Report for the quarterly period ended September 30, 2023 formatted in inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from Stock Yards Bancorp Inc.’s Form 10-Q Report for the quarterly period ended September 30, 2023 formatted in inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STOCK YARDS BANCORP, INC. (Registrant)

Date: November 6, 2023	By:	/s/ James A. Hillebrand
James A. Hillebrand Chairman and CEO (Principal Executive Officer)

Date: November 6, 2023		/s/ T. Clay Stinnett
T. Clay Stinnett EVP, Treasurer and CFO (Principal Financial Officer)