Form 10-K
period 2023-12-31
Stock Yards Bancorp, Inc.
filed 2024-02-27
CIK 835324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was $1,267,845,277.

The number of shares of the registrant’s Common Stock, no par value, outstanding as of January 31, 2024, was 29,333,362.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2024 are incorporated by reference into Part III of this Form 10-K.

GLOSSARY OF ABBREVIATIONS AND ACRONYMS

The acronyms and abbreviations identified in alphabetical order below are used throughout this Annual Report on Form 10-K:

Acronym or Term	Definition	Acronym or Term	Definition	Acronym or Term	Definition
ACH	Automatic Clearing House	EVP	Executive Vice President	NPV	Net Present Value
AFS	Available for Sale	FASB	Financial Accounting Standards Board	Net Interest Spread	Net Interest Spread (FTE)
APIC	Additional paid-in capital	FDIC	Federal Deposit Insurance Corporation	NM	Not Meaningful
ACL	Allowance for Credit Losses	FFP	Federal Funds Purchased	OAEM	Other Assets Especially Mentioned
AOCI	Accumulated Other Comprehensive Income	FFS	Federal Funds Sold	OREO	Other Real Estate Owned
ASC	Accounting Standards Codification	FFTR	Federal Funds Target Rate	PPP	SBA Paycheck Protection Program
ASU	Accounting Standards Update	FHA	Federal Housing Authority	PV	Present Value
ATM	Automated Teller Machine	FHC	Financial Holding Company	PCD	Purchased Credit Deteriorated
AUM	Assets Under Management	FHLB	Federal Home Loan Bank of Cincinnati	PD	Probability of Default
Bancorp / the Company	Stock Yards Bancorp, Inc.	FHLMC	Federal Home Loan Mortgage Corporation	Prime	The Wall Street Journal Prime Interest Rate
Bank / SYB	Stock Yards Bank & Trust Company	FICA	Federal Insurance Contributions Act	Provision	Provision for Credit Losses
BOLI	Bank Owned Life Insurance	FNMA	Federal National Mortgage Association	PSU	Performance Stock Unit
BP	Basis Point - 1/100th of one percent	FRB	Federal Reserve Bank	ROA	Return on Average Assets
C&D	Construction and Land Development	FTE	Fully Tax Equivalent	ROE	Return on Average Equity
Captive	SYB Insurance Company, Inc.	GAAP	United States Generally Accepted Accounting Principles	RSA	Restricted Stock Award
C&I	Commercial and Industrial	GLB	Gramm-Leach-Bliley Act	RSU	Restricted Stock Unit
CB	Commonwealth Bancshares, Inc. and Commonwealth Bank & Trust Company	GNMA	Government National Mortgage Association	SAB	Staff Accounting Bulletin
CD	Certificate of Deposit	HELOC	Home Equity Line of Credit	SAR	Stock Appreciation Right
CDI	Core Deposit Intangible	HTM	Held to Maturity	SBA	Small Business Administration
CECL	Current Expected Credit Loss (ASC-326)	ITM	Interactive Teller Machine	SEC	Securities and Exchange Commission
CEO	Chief Executive Officer	KB	Kentucky Bancshares, Inc. and Kentucky Bank	SOFR	Secured Overnight Financing Right
CFO	Chief Financial Officer	KSB	King Bancorp, Inc. and King Southern Bank	SSUAR	Securities Sold Under Agreements to Repurchase
CLI	Customer List Intangible	LGD	Loss Given Default	SVP	Senior Vice President
CRA	Community Reinvestment Act	LFA	Landmark Financial Advisors, LLC	TBA	To Be Annouced
CRE	Commercial Real Estate	LIBOR	London Interbank Offered Rate	TBOC	The Bank Oldham County
DCF	Discounted Cash Flow	Loans	Loans and Leases	TCE	Tangible Common Equity
DTA	Deferred Tax Asset	MBS	Mortgage Backed Securities	TDR	Troubled Debt Restructuring
DTL	Deferred Tax Liability	MSA	Metropolitan Statistical Area	TPS	Trust Preferred Securities
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act	MSRs	Mortgage Servicing Rights	VA	U.S. Department of Veterans Affairs
EPS	Earnings PerShare	NASDAQ	The NASDAW Stock Market, LLC	WM&T	Wealth Management and Trust
ESG	Environmental, Social and Governance	NCI	Non-controlling Interest
ETR	Effective TaxRate	NIM	Net Interest Margin (FTE)

PART I

Item 1.         Business.

Stock Yards Bancorp, Inc. (“Bancorp” or “the Company”), is a FHC headquartered in Louisville, Kentucky and is engaged in the business of banking through its wholly owned subsidiary, Stock Yards Bank & Trust Company (“SYB” or “the Bank”). Bancorp, which was incorporated in 1988 in Kentucky, is registered with, and subject to supervision, regulation and examination by, the Board of Governors of the Federal Reserve System. As Bancorp has no significant operations of its own, its business and the business of SYB are essentially the same. The operations of SYB are fully reflected in the consolidated financial statements of Bancorp. Accordingly, references to “Bancorp” in this document may encompass both the holding company and the Bank. All significant inter-company transactions and accounts have been eliminated in consolidation.

SYB, established in 1904, is a state-chartered non-member financial institution that provides services in Louisville, central, eastern and northern Kentucky, as well as the Indianapolis, Indiana and Cincinnati, Ohio metropolitan markets through 71 full service banking center locations. The Bank is registered with, and subject to supervision, regulation and examination by the FDIC and the Kentucky Department of Financial Institutions.

As a result of its acquisition of Kentucky Bancshares, Inc. on May 31, 2021, Bancorp became the 100% successor owner of a Nevada-based insurance captive taxed under Section 831(b) of the Internal Revenue Code. On April 10, 2023, the IRS issued a proposed regulation that would potentially classify section 831(b) captive activity as a, “listed transaction,” and possibly disallow the related tax benefits, both prospectively and retroactively, for a period to be determined. While the regulation has not been finalized, it is expected to be finalized in 2024. Bancorp elected not to renew the Captive in August of 2023 and ultimately dissolved the Captive in December of 2023. The Captive’s activity is included in the Company’s consolidated financial statements and will be included in its 2023 federal income tax return. The Captive’s activity served to reduce Bancorp’s ETR by 0.2%, 0.3% and 0.2% for the years ended December 31, 2023, 2022 and 2021, respectively.

As a result of its acquisition of Commonwealth Bancshares, Inc. on March 7, 2022, Bancorp became the 100% successor owner of three unconsolidated Delaware trust subsidiaries: Commonwealth Statutory Trust III, Commonwealth Statutory Trust IV and Commonwealth Statutory Trust V. The sole assets of the trust subsidiaries represent the proceeds of offerings exchanged for subordinated debentures with similar terms to the related TPS.

Also as a result of its acquisition of Commonwealth Bancshares, Inc., Bancorp acquired a 60% interest in LFA, a Bowling Green, Kentucky-based wealth management services company. Effective December 31, 2022, Bancorp’s partial interest in LFA was sold, resulting in a pre-tax loss of $870,000 recorded in other non-interest expense on the consolidated income statements for the quarter and year ended December 31, 2022. This acquired line of business was not within the Company’s geographic footprint and ultimately did not align with the Company’s long-term strategic model. Net income related to LFA and attributable to Bancorp’s 60% interest, excluding the pre-tax loss on disposition noted above, totaled $483,000 for the year ended December 31, 2022.

General Business Overview

As is the case with most banks, our primary revenue sources are net interest income and fee income from various financial services provided to customers. Net interest income is the difference between interest income earned on loans, investment securities and other interest earning assets less interest expense on deposit accounts and other interest bearing liabilities. Loan volume and interest rates earned on those loans are critical to overall profitability. Similarly, deposit volume is crucial to funding loans and rates paid on deposits directly impact profitability. New business volume is influenced by economic factors including market interest rates, business spending, consumer confidence and competitive conditions within the marketplace, as well as Bancorp’s strong sales focus. Net interest income accounted for 73% of our total revenues, defined as net interest income plus non-interest income, for the year ended December 31, 2023, compared to 72% for both the years ended December 31, 2022 and 2021, respectively.

Fee income, or non-interest income, is a significant component of our business. Non-interest income represented 27% of total revenues for the year ended December 31, 2023, compared to 28% for both the years ended December 31, 2022 and 2021, respectively, demonstrating the value of the diversified revenue streams created by our broad product offerings in addition to income provided by the principal banking activities described above. Our non-interest income is driven by WM&T activities, deposit service charges, debit and credit card services, treasury management services, mortgage banking services, brokerage services and other ancillary activities of the Bank. WM&T revenue, which is our largest source of non-interest income, constituted 43%, 41% and 42% of total non-interest income for the years ended December 31, 2023, 2022 and 2021, respectively. The increase in the percentage of non-interest income attributed to WM&T for the year ended December 31, 2023 compared to the prior year is attributed mainly to large swings in market performance.

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

Our Business Strategy

Our strategy focuses on building strong relationships with our customers, employees and communities, while maintaining disciplined underwriting standards and a commitment to operational efficiency. By leveraging our comprehensive suite of products and services, we strive to expand our footprint in our home market of Louisville, Kentucky while also cultivating attractive growth opportunities in our other markets of central, eastern and northern Kentucky, Indianapolis, Indiana and Cincinnati, Ohio, and opportunistically pursuing acquisitions.

Key components of our strategy include the following:

Continue to focus on customer relationships and our community banking model – We believe that our reputation, expertise and relationship-based approach to banking enables us to establish long-lasting, full-service customer relationships. We work to leverage our relationships with existing customers by offering a wide range of products and services that are tailored to their needs and financial goals. Attracting and retaining high-quality relationship managers and providing them with the tools necessary for success is crucial to maintaining and strengthening the relationships we have with both existing and prospective customers. Our commitment to fostering both new and existing relationships, along with continued investment in the communities we serve, has been essential to our success.

Continue to grow and pursue diversified revenue streams – WM&T revenue distinguishes us from other community banks of similar asset size and continues to provide us with a strong competitive advantage. We have also experienced significant growth in other non-interest revenue sources in recent years, particularly treasury management services and debit/credit card services. We believe these services, along with our other non-interest revenue sources, such as mortgage banking, brokerage services and other ancillary activities, provide the diversity necessary to weather business cycles and provide the financial solutions our customers and communities desire.

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

The acquisition of KB in 2021 expanded our footprint into the central and eastern Kentucky markets, providing broader product offerings, increased lending capabilities and a larger branch delivery system for these customers. Our expansion into these new markets has provided solid growth opportunities and a larger platform for future expansion.

The acquisition of CB in 2022 helped build upon our market share in our home market of Louisville, Kentucky, while also expanding our presence in neighboring Shelby County, Kentucky, as well as northern Kentucky, providing a natural geographic connection between Louisville and the central and eastern Kentucky markets noted above. Additionally, the acquisition significantly bolstered our WM&T capabilities and elevated us as the largest bank-owned trust company in the state of Kentucky.

Continue to manage costs and improve efficiency – We believe that conservative cost management and focus on operational efficiency is critical to our success. We continuously manage our cost structure and refine our internal processes and technology to create further efficiencies with the goal of enhancing our earnings, while maximizing the overall customer experience.

Our efficiency ratio (FTE) for the years ended December 31, 2023, 2022 and 2021 was 55.23%, 59.30% and 59.94%, respectively. The elevated ratios in 2022 and 2021 were attributed to merger-related expenses associated with the CB and KB acquisitions.

Additionally, Bancorp also considers an adjusted efficiency ratio. We believe it is important because it provides a comparable ratio after eliminating net gains (losses) on sales, calls, and impairment of investment securities, as well as net gains (losses) on sales of premises and equipment and disposition of any acquired assets, if applicable, and the fluctuation in non-interest expenses related to amortization of investments in tax credit partnerships and non-recurring merger expenses. Bancorp’s adjusted efficiency ratio (FTE) for the years ended December 31, 2023, 2022 and 2021 was 54.84%, 53.61% and 51.76%. See the section titled “Non-GAAP Financial Measures” for reconcilement of non-GAAP to GAAP measures.

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

At December 31, 2023, the Bank had 1,075 full-time equivalent employees. Approximately 69% of Bancorp’s employees are located in the home market of Louisville, Kentucky, while 21%, 5% and 5% are located the Central Kentucky, Indianapolis, Indiana and Cincinnati, Ohio markets, respectively. None of Bancorp’s employees are subject to a collective bargaining agreement and Bancorp has never experienced a work stoppage.

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

As a testament to the strong culture, inclusive environment and numerous benefits Bancorp is committed to providing its employees, in November of 2023, we were once again recognized by American Banker as one of the “Best Banks to Work For,” which evaluates employee satisfaction, as well as the policies and employee benefits of each institution. We were honored to be one of only 90 institutions in the country to make the list for 2023.

Further, we also periodically publish an Environmental, Social and Governance (ESG) Corporate Responsibility report. We believe it provides important information on our operations and insight to management’s priorities. The report identifies ongoing practices and recent accomplishments in the areas of environmental risk and impact management, social responsibility and governance. This report is accessible on Bancorp’s web site at http://www.syb.com.

Executive Officers

Name and Age	Position and Offices with
of Executive Officer	Bancorp and/or the Bank
James A. Hillebrand	Chairman and CEO of Bancorp and SYB
Age 55
Philip S. Poindexter	President of Bancorp and SYB; Director of Bancorp and SYB
Age 57
T. Clay Stinnett	EVP, Treasurer and CFO of Bancorp and SYB
Age 50
Michael J. Croce	EVP and Director of Retail Banking of SYB
Age 54
William M. Dishman III	EVP and Chief Credit Officer of SYB
Age 60
Michael V. Rehm	EVP and Chief Lending Officer of SYB
Age 59
Shannon B. Budnick	EVP and Director of WM&T Division of SYB
Age 52

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

Supervision and Regulation

Bank holding companies and commercial banks are extensively regulated under both federal and state laws. Changes in applicable laws or regulations may have a material effect on the business of Bancorp.

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

Additionally, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, Bancorp and the Bank must hold a 2.5% capital conservation buffer composed of Common Equity Tier 1 Risk-Based Capital above the minimum risk-based capital requirements for the Common Equity Tier 1 Risk-Based Capital ratio, Tier 1 Risk-Based Capital ratio and Total Risk-Based Capital ratio necessary to be considered adequately-capitalized. At December 31, 2023, the adequately-capitalized minimums, including the capital conservation buffer, were a 7.0% Common Equity Tier 1 Risk-Based Capital ratio, 8.5% Tier 1 Risk-Based Capital ratio and 10.5% Total Risk-Based Capital ratio.

As of December 31, 2023, Bancorp exceeded the requirements to be considered well-capitalized and those required to avoid limitations associated with the capital conservation buffer.

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

Item 1A.         Risk Factors.

FACTORS THAT MAY AFFECT FUTURE RESULTS

An investment in Bancorp’s common stock is subject to risks inherent in its business. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included in this filing. In addition to the risks and uncertainties described below, other risks and uncertainties not currently known to Bancorp or that Bancorp currently deems to be immaterial may also materially and adversely affect its business, financial condition and results of operations in the future. The value or market price of Bancorp’s common stock could decline due to any of these identified or other risks, and an investor could lose all or part of their investment.

There are factors, many beyond Bancorp’s control, which may significantly change the results or expectations of Bancorp. Some of these factors are described below, however, many are described in the other sections of this Annual Report on Form 10-K.

Economic, Market and Credit Risks

Fluctuations in interest rates could reduce profitability.

Our primary source of income is from net interest spread, which is the difference between interest earned on loans and investments and interest paid on deposits and borrowings. We expect to periodically experience gaps in interest rate sensitivities of assets and liabilities, meaning that either interest-bearing liabilities may be more sensitive to changes in market interest rates than interest-earning assets, or vice versa. In either event, if market interest rates should move in a way that constricts net interest spread and NIM, earnings could be negatively affected.

Many factors affect fluctuation of market interest rates, including, but not limited to the following:

●	the FRB’s actions to change interest rates
●	inflation or deflation
●	recession
●	changes in unemployment
●	changes in the Money Supply
●	local, regional, national or international disorder and instability in financial markets

The FRB has taken aggressive interest rate action over the past several years. In March of 2020, the FRB implemented severe, pandemic-driven interest rate decreases that lowered the FFTR to a range of 0% - 0.25% and Prime to 3.25%, sustaining these levels for approximately two years. In an effort to fight resulting inflation that had risen to its highest levels in decades, the FRB increased the FFTR a total of 425 bps in 2022 and an additional 100 bps in 2023, driving the FFTR to a range of 5.25% - 5.50% and Prime to 8.50% as of December 31, 2023.

The dramatic rise in interest rates experienced in 2022 provided significant benefit to NIM, as interest earning assets experienced higher yields and elevated levels of liquidity allowed deposit costs to remain near pandemic-era lows. However, as liquidity dissipated in 2023, intense competition for deposits created significant pricing pressure and drove deposit costs up. The resulting shift in Bancorp’s deposit mix, with a large portion of non-interest bearing and lower-rate deposits migrating to higher-yielding alternatives, created significant NIM compression during the year.

The current economic outlook remains volatile, regularly changing as new economic data becomes available and the FRB’s efforts to control inflation continue. Recent projections indicate that the FFTR will remain at the current level in the first part of 2024, with probabilities suggesting FFTR decreases as we enter the second half of the year. As a potential economic slowdown looms, Bancorp expects ongoing pricing pressure/competition for both loans and deposits, changing levels of liquidity within the banking system and a severely inverted yield curve will continue to place pressure on NIM in the first part of 2024.

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

Our success depends on general economic conditions locally, regionally and nationally. A portion of our customers’ ability to repay their obligations is directly tied to local, regional, national or global economic activity. Deterioration in the quality of the credit portfolio could have a material adverse effect on our financial condition, results of operations, and ultimately capital.

The economic outlook for 2024 suggests the potential for slowing growth and even for recession. Higher interest rates, cooling but persistent inflation, and compounding geopolitical risks create a number of uncertainties heading into 2024. As such, the severity of any potential recession or economic downturn could have a significant impact on borrowers’ ability to perform.

Our allowance for credit losses may not be adequate to cover actual losses, which could negatively impact earnings.

The ACL on loans and the liability for unfunded lending commitments reflect management’s estimate of credit losses expected in the loan portfolio, including unfunded lending commitments, as of the balance sheet date. These estimates are the result of our continuing evaluation of specific credit risks and loss experience, current loan portfolio quality, present economic, political and regulatory conditions, industry concentrations, reasonable and supportable forecasts of future economic conditions, and other factors that may provide an indication of potential credit losses. The determination of our allowance for credit losses inherently involves a high degree of subjectivity and requires assumptions to be made by management. If our assumptions prove to be incorrect or economic problems are worse than projected, adjustments may be necessary to allow for changing economic conditions or adverse developments in the loan portfolio. Any material increase to the required level of ACL, or insufficiency of the ACL to cover actual loan losses, could adversely affect our business, financial condition, and results of operations.

Federal and state regulators annually review our allowance and may require an adjustment in the ACL on loans. If regulatory agencies require any increase in the allowance for which we had not allocated, it would have a negative effect on our financial results.

Our credit metrics are currently at strong levels and this trend could normalize over time.

Over the past several years, our asset quality metrics have trended within a narrow range, exceeding benchmarks and reaching historically strong levels. We realize that present asset quality metrics are positive and, recognizing the cyclical nature of the lending business, we anticipate this trend will likely normalize over time.

Financial condition and profitability could be negatively impacted by collateral values.

We offer a variety of secured loans, including C&I lines of credit, C&I term loans, real estate, C&D, HELOCs, consumer and other loans. In instances where borrowers are unable to repay their loans and there has been deterioration in the value of loan collateral, we could experience higher loan losses, which could have a material adverse effect on financial condition, and results of operations.

Significant stock market volatility could negatively affect our financial results.

Income from WM&T constitutes approximately 43% of non-interest income. Trust AUM are expressed in terms of market value, and a significant portion of fee income is based upon those values, which generally fluctuate consistent with overall capital markets.

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

Factors beyond our control can significantly influence the fair value of our investment securities. These factors include, but are not limited to, changes in market interest rates, rating agency actions, defaults by issuers or with respect to underlying securities, volatility and liquidity within capital markets and changes in local, regional, national or global economic conditions. Impairment to the fair value of these securities can result in realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have an adverse effect on our business, financial condition and results of operations.

Impairment of goodwill, other intangible assets or deferred tax assets could have an adverse impact on our financial condition and results of operations.

In accordance with GAAP, goodwill is not amortized but, instead, is subject to impairment on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. In the event that we conclude that all or a portion of our goodwill may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital. At December 31, 2023, Bancorp had goodwill of $194 million.

Bancorp’s intangible assets primarily relate to core deposits and customer relationships. Intangible assets with definite lives are amortized on an accelerated basis over their estimated life. Intangible assets, premises and equipment and other long-lived assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. In the event that we conclude that all or a portion of our intangible assets may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital. At December 31, 2023, Bancorp had intangible assets of $20 million.

In assessing the potential for realization of DTAs, management considers whether it is more likely than not that some portion or all of the DTAs will not be realized. Assessing the need for, or the sufficiency of, a valuation allowance requires management to evaluate all available evidence, both negative and positive, including whether future taxable income in sufficient amounts and character within the carryback and carryforward periods is available under tax law, including the use of tax planning strategies. We have concluded that, based on the level of positive evidence, it is more likely than not that at December 31, 2023 all DTAs will be realized. At December 31, 2023, Bancorp had DTAs totaling $47 million.

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

The bank failures of early 2023, which included three of the four largest bank failures in U.S. history, created a liquidity crisis within the banking industry and temporarily raised questions amongst depositors regarding the soundness of the banking system generally. While Bancorp was not negatively impacted by these failures, remaining well-capitalized and successfully managing the fluctuations in liquidity created by these events, further bank failures or the failure of financial institutions with whom we have relationships could adversely affect us.

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

Changing industry trends or regulations related to consumer deposit relationships could have an adverse impact on our financial condition and results of operations.

Competitive and regulatory factors surrounding the developing trend of financial institutions reducing or eliminating certain deposit account fees, particularly overdraft-related fees, presents a significant challenge to maintaining deposit-related non-interest income in the future and potentially threatens a revenue stream that has been in an industry-wide, regulation-driven decline for several years. Strategic decisions surrounding this trend may impact not only deposit-related income, but also deposit relationships in general, particularly for retail customers.

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

We are subject to liquidity risks.

Liquidity is essential to our business. We rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans and investment securities, respectively, to ensure we have adequate liquidity to fund our operations. An inability to raise funds through deposits, FHLB advances and other borrowings, sales of investment securities, sales of loans and other sources could have a significant negative effect on our liquidity.

We are dependent on large commercial deposit relationships as a primary funding source. We consider the majority of these deposits to be core funds, as they represent long-standing, full-service relationships and are a testament to our commitment to partner with business customers by providing exemplary service and competitive products. A sudden shift in customer behavior within these deposits resulting in balances being reduced or exiting Bancorp altogether could impact our ability to capitalize on growth opportunities and meet current obligations. We have secondary funding sources to draw upon as needed, but the cost of those funds would be higher than typical deposit accounts, which could negatively impact our financial condition and results of operations.

We have experienced wide fluctuations in liquidity levels over the past several years. After experiencing record levels of liquidity in 2021 stemming largely from government stimulus, liquidity moderated in 2022, and dissipated in 2023 on the heels of strong loan demand, rising interest rates and a lack of liquidity within the banking system generally. As a result of these fluctuations, we have had to shift from attempting to maximize return by investing excess liquidity to prudently managing deposit and borrowing costs to maintain the liquidity necessary to profitably meet loan demand and operational needs. Any failure to manage the challenges associated with changing levels of liquidity could adversely impact our financial condition and results of operations.

Our investment in tax credit partnerships may not generate expected or anticipated returns, which could have an adverse impact on our results of operations and financial condition.

We periodically invest in tax credit partnerships that generate federal income tax credits. The tax benefit of these investments is expected to exceed the amortization expense associated with them, resulting in a positive impact on net income. Such credits are subject to recapture by taxing authorities based on compliance requirements that must be met at the project level. Further, changes in applicable tax code or the inability of the projects to be completed or properly managed depend on factors that are out of our control. Should we not be able to realize the tax credits and other benefits associated with such investments, our results of operation and financial condition could be negatively impacted.

Operational Risks

Our risk management framework could prove ineffective, which could have an adverse effect on our business, results of operations and financial condition.

We have established a risk management framework to identify, assess and manage our risk exposure. Our enterprise-wide framework is designed to analyze the specific risks we are subject to by evaluating type, likelihood of occurrence and potential severity in an effort to determine levels of inherent risk. We then identify and evaluate the related controls, or lack thereof, around each identified risk to determine the levels of residual risk, subsequently deciding if our controls are sufficient or if any action is warranted.

Any failure or inability of our risk management framework to identify, assess or manage the risks we may be exposed to could have a material adverse effect on our business, results of operations or financial condition.

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

Security breaches could negatively impact our business, results of operations, and financial condition.

Our assets, which are at risk for cyber-attacks, include financial assets and non-public information belonging to customers. Cyber security risks include cyber espionage, blackmail, ransom, theft, and corporate account takeovers. We employ many preventive and detective controls to protect our assets, and provide mandatory recurring information security training for all employees. We have invested in multiple preventative tools in an attempt to protect customers from cyber threats and corporate account takeover and regularly provide educational information regarding cyber threats to customers. We utilize multiple third-party vendors who have access to ours assets via electronic media. While we require third parties, many of whom are small companies, to have similar or superior controls in place, a breach of information could still occur. See the section titled “Cybersecurity” for more information related to our cybersecurity risk management practices.

Incidences of fraud could negatively impact our business, results of operations, and financial condition.

Fraud is a major, and increasing, operational risk for us and the banking industry generally. The sophistication and methods used to perpetuate fraud continue to evolve as technology changes. Activities of the Bank that subject Bancorp to risk of fraud by customers, employees, vendors, or members of the general public include ACH transactions, wire transactions, ATM/ITM transactions, checking transactions, card transactions and loan originations. While we continually evaluate and update our anti-fraud measures, some level of fraud loss is unavoidable and the risk of loss cannot be eliminated. Repeated incidences of fraud or a single large occurrence could adversely impact our reputation, financial condition and results of operations.

We are dependent upon outside third parties for processing and handling of the Company’s records and data.

We rely on software developed by third-party vendors to process various transactions. In some cases, we have contracted with third parties to run their proprietary software on our behalf. While we perform a review of controls instituted by applicable vendors over these programs in accordance with industry standards and perform testing of user controls, we rely on continued maintenance of controls by these third-party vendors, including safeguards over security of client data. We may incur a temporary disruption in our ability to conduct business or process transactions, or incur reputational damage, if a third-party vendor fails to adequately maintain internal controls or institute necessary changes to systems. Such a disruption or breach of security could have a material adverse effect on our business. Further, if these third-party service providers experience difficulties, or should terminate their services, and we are unable to replace them on a timely basis, our business operations could be interrupted. If an interruption were to continue for a significant period of time, or if we incurred excessive costs involved with replacing third-party service provider, our business, financial condition and results of operations could be adversely affected.

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

Transactions between Bancorp and its former insurance subsidiary, the Captive, may be subject to certain IRS responsibilities and penalties.

The Captive, formerly a wholly owned subsidiary of Bancorp, was a Nevada-based captive insurance company that was taxed under Section 831(b) of the Internal Revenue Code. On April 10, 2023, the IRS issued a proposed regulation that would potentially classify section 831(b) captive activity as a, “listed transaction,” and possibly disallow the related tax benefits, both prospectively and retroactively, for a period to be determined. While the regulation has not been finalized, it is expected to be finalized in 2024. Bancorp elected not to renew the Captive in August of 2023 and ultimately dissolved the Captive in December of 2023. The finalization of this proposed regulation and potential disallowance of related tax benefits could negatively impact our financial condition and results of operations.

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

Increasing scrutiny and evolving expectations from regulators, investors and other stakeholders with respect to our ESG practices may impose additional costs on us or expose us to new or additional risks.

Companies are facing increasing scrutiny from regulators, investors and other stakeholders related to their ESG practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights. Increased ESG-related compliance costs could result in increases to our overall operational costs. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence and disclosure. Additionally, concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts to mitigate those impacts. Failure to adapt or comply with related legislation, regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, financial condition and results of operations.

Risks Related to Owning Our Common Stock

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

Item 1B.         Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

Bancorp has established an Information Security (IS) program, which is overseen by the Director of Information Security and the Information Security Officer. Both of these roles report to the Chief Risk Officer. The IS program is structured upon and informed by the Center for Internet Security Risk Assessment Method (CIS RAM), which aligns with the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF). The primary objectives of the IS program are to protect the confidentiality, integrity and availability of our information assets, comply with applicable laws, regulations, contractual obligations and manage significant risks arising from cybersecurity threats. These processes are integrated into the institution’s overall risk management system, ensuring a unified approach to risk mitigation.

The IS program includes several key processes and functions such as access control monitoring, threat detection, vulnerability management, understanding the implications of technological changes, managing third-party relationships, and mandating employee awareness and education among other components. These activities aim to prevent avoidable errors, raise awareness, identify potential vulnerabilities, protect systems, detect security incidents and recover from any incidents that occur. These processes are continually updated and enhanced to keep pace with the evolving cybersecurity landscape.

To ensure effective risk management, Bancorp adopts the three lines of defense model, which consists of the following elements:

●

The first line of defense is operational management, which is responsible for implementing and maintaining the IS program, as well as identifying and mitigating cybersecurity risks on a day-to-day basis.

●

The second line of defense consists of the risk management and compliance functions, which provide oversight, guidance, and support to the first line of defense, as well as monitoring and reporting on the institution’s cybersecurity posture and performance.

●

The third line of defense is the internal audit function, which provides independent assurance of the effectiveness and adequacy of the IS program, as well as compliance with relevant policies, standards and regulations.

When necessary, the institution engages external assessors, consultants, and auditors with expertise in cybersecurity to evaluate and enhance its systems, policies and procedures. These external parties provide valuable insights into emerging threats and best practices, enhancing Bancorp’s ability to adapt and respond effectively. Bancorp also undergoes reoccurring regulatory examinations, and any issues that are identified are actively tracked and monitored for remediation.

In addition to external entities, Bancorp has internal oversight mechanisms to identify cybersecurity risks, including those associated with its use of third-party service providers and related downstream service providers. This includes thorough due diligence during vendor selection, ongoing monitoring, setting clear contractual obligations to uphold cybersecurity standards and other interventions necessary to address risk such as those addressed in Part I Item 1A “Risk Factors.”

In the event of a security incident, Bancorp has developed an Incident Response Plan (IRP) to guide necessary actions. The IRP is a well-established document that is updated at least annually. It provides guidance before, during and after a confirmed or suspected security incident, outlining how to minimize the duration and damage of an incident, identifying a response team and streamlining actions to reduce recovery time.

While Bancorp has not experienced any cybersecurity incidents that have materially affected its operations, it acknowledges the potential impact such risks could have on business strategy, financial condition and operational resilience. The institution remains vigilant, continuously evaluating and enhancing its cybersecurity measures to preemptively address any potential risks that could impact its operations or financial condition in the future. This approach aligns with the institution’s commitment to maintaining the trust and security of its stakeholders in an increasingly digital world.

Governance

Bancorp’s Credit and Risk Committee, which includes board of director representation, maintains a robust oversight framework for evaluating and managing risks associated with cybersecurity threats. The committee convened six times during the year ended December 31, 2023 in order carry out its oversight responsibilities, engaging directly in discussions about cybersecurity risks to ensure they are comprehensively addressed within the institution’s risk management framework. This included, but was not limited to, vulnerability trends, identified or potential third-party risks, risks precipitated by technological changes, confirmed or potential security incidents, policy and procedure changes, the organization’s risk appetite, the FFIEC’s Cybersecurity Assessment Tool, conclusions from the risk assessment, audit and regulatory reports, routine quarterly and annual reporting, as well as other notable key risk indicators.

The entire board of directors of Bancorp is actively involved in the oversight of the institution’s cybersecurity risks. The Chair of the Credit and Risk Committee regularly reports the committee’s activities to the board of directors. In addition, management reports to the board of directors on an as-needed basis concerning high-priority information security-related topics, such as cybersecurity incidents. This ensures that the board of directors is always informed and can provide strategic direction on significant cybersecurity matters.

A dedicated committee, the Information Security Steering Group (ISSG), is specifically responsible for overseeing cybersecurity threats and informing the decisions of the Credit and Risk Committee. The ISSG, comprising individuals with diverse expertise in technology, risk management and cybersecurity, meets monthly. They discuss a range of strategic topics, including vulnerability trends, identified or potential third-party risks, risks precipitated by technological changes, confirmed or potential security incidents and other items related to the institution’s preparedness measures. The ISSG’s purpose is to provide strategic direction for the IS program and to evaluate known risks based on Bancorp’s existing controls and risk appetite.

Management also plays a crucial role in assessing and managing Bancorp’s cybersecurity risks. Specific roles, such as the Information Security Officer (ISO) and Director of Information Security (DIS), are tasked with monitoring, evaluating, and mitigating these risks in coordination with the ISSG. Both the ISO and DIS possess relevant expertise and experience in cybersecurity, enabling them to effectively navigate and respond to emerging threats. The ISO, who holds a Bachelor’s degree in Computer Science and a Master’s degree in Information Systems Security, along with several relevant industry certifications, has been with Bancorp for three years and has additional experience working in technology outside of the organization. The DIS, who also holds several relevant certifications, has been with Bancorp’s Information Security department for 19 years and brings extensive experience with technology.

To keep the ISSG and Credit and Risk Committee informed, management ensures consistent and structured reporting mechanisms are in place. They regularly update these governing bodies on the prevention, detection and mitigation of cybersecurity incidents. This reporting includes detailed insights into the institution’s cybersecurity posture, ongoing initiatives and any necessary adjustments or enhancements to existing measures.

The communication between management, the ISSG, and the Credit and Risk Committee facilitates a holistic understanding of cybersecurity risks, ensuring proactive measures are in place to safeguard Bancorp's operations, preserve its financial stability, and maintain the trust of its stakeholders.

Item 2.         Properties.

The corporate headquarters of Bancorp are located at 1040 East Main Street, Louisville, Kentucky, a complex that also serves as the Bank’s main branch. Bancorp’s operations center is located at a separate location in Louisville. At December 31, 2023, in addition to the main office complex and the operations center, Bancorp owned 45 branches, seven of which are located on leased land. At that date, Bancorp also leased 19 branches. Of the 71 total banking locations, 40 are located in our home market of Louisville, while 19, seven and five are located in our Central Kentucky, Cincinnati and Indianapolis metropolitan markets, respectively.

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

Item 4.         Mine Safety Disclosures.

NA

PART II

Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.         ’

Bancorp’s common stock is traded on the NASDAQ under the ticker symbol SYBT. On December 31, 2023, Bancorp had approximately 2,100 shareholders of record, and approximately 13,100 beneficial owners holding shares in nominee or “street” name.

The following table shows information relating to the repurchase of shares of common stock by Bancorp during the three months ended December 31, 2023.

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Average price paid per share	Maximum number of shares that may yet be purchased under the plans or programs

October 1 - October 31	616	$53.55	—	$—
November 1 - November 30	1,821	43.35	—	—
December 1 - December 31	4,608	50.87	—	—
Total	7,045	$49.16	—	$—	741,196

(1)	Shares repurchased during the three-month period ended December 31, 2023 represent shares withheld to pay taxes due.

Effective May 22, 2019, Bancorp’s Board of Directors approved a share repurchase program authorizing the repurchase of 1 million shares, or approximately 4% of Bancorp’s total common shares outstanding at the time. Stock repurchases are expected to be made from time to time on the open market or in privately negotiated transactions, subject to applicable securities laws. The plan, which was extended in May 2023 and will expire in May 2025 unless otherwise extended or completed at an earlier date, does not obligate the Company to repurchase any specific dollar amount or number of shares prior to the plan’s expiration. No shares were repurchased in 2022, nor in 2023. Approximately 741,000 shares remain eligible for repurchase.

There were no equity securities of the registrant sold without registration during the quarter covered by this report.

On February 20, 2024, the Board of Directors declared a quarterly cash dividend of $0.30 per common share.

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

The first graph compares performance of Bancorp’s Common Stock to the Russell 2000 Index, the S&P U.S. BMI Banks – Midwest Region Index and the KBW NASDAQ Bank Index for the last five fiscal years. The graph assumes the value of the investment in Bancorp’s Common Stock and in each index was $100 at December 31, 2018 and that all dividends were reinvested.

In addition to the five-year period presented, the ten-year period is presented because it provides additional perspective, and Bancorp management believes that longer-term performance is of interest. The ten-year graph assumes the value of the investment in Bancorp’s Common Stock and in each respective index was $100 at December 31, 2013 and that all dividends were reinvested.

	Period Ending
Index	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
Stock Yards Bancorp, Inc.	$100.00	$128.72	$130.86	$210.64	$218.31	$177.17
Russell 2000 Index	100.00	125.53	150.58	172.90	137.56	160.85
S&P U.S. BMI Banks - Midwest Region Index	100.00	130.10	111.85	147.78	127.53	130.20
KBW NASDAQ Bank Index	100.00	136.13	122.09	168.88	132.75	131.57

	Period Ending
Index	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
Stock Yards Bancorp, Inc.	$100.00	$107.54	$125.21	$238.74	$195.86	$175.16	$225.47	$229.23	$368.96	$382.39	$310.33
Russell 2000 Index	100.00	104.89	100.26	121.63	139.44	124.09	155.76	186.85	214.54	170.69	199.59
S&P U.S. BMI Banks - Midwest Region Index	100.00	108.71	110.36	147.46	158.46	135.31	176.04	151.35	199.96	172.57	176.18
KBW NASDAQ Bank Index	100.00	109.37	109.91	141.24	167.50	137.83	187.62	168.28	232.77	182.97	181.34

Item 6.         [RESERVED]

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.         ’

Stock Yards Bancorp, Inc. (“Bancorp” or “the Company”), is a FHC headquartered in Louisville, Kentucky and is engaged in the business of banking through its wholly owned subsidiary, Stock Yards Bank & Trust Company (“SYB” or “the Bank”). Bancorp, which was incorporated in 1988 in Kentucky, is registered with, and subject to supervision, regulation and examination by, the Board of Governors of the Federal Reserve System. As Bancorp has no significant operations of its own, its business and the business of SYB are essentially the same. The operations of SYB are fully reflected in the consolidated financial statements of Bancorp. Accordingly, references to “Bancorp” in this document may encompass both the holding company and the Bank. All significant inter-company transactions and accounts have been eliminated in consolidation.

SYB, established in 1904, is a state-chartered non-member financial institution that provides services in Louisville, central, eastern and northern Kentucky, as well as the Indianapolis, Indiana and Cincinnati, Ohio markets through 71 full service banking center locations. The Bank is registered with, and subject to supervision, regulation and examination by the FDIC and the Kentucky Department of Financial Institutions.

As a result of its acquisition of Kentucky Bancshares, Inc. on May 31, 2021, Bancorp became the 100% successor owner of a Nevada-based insurance captive taxed under Section 831(b) of the Internal Revenue Code. On April 10, 2023, the IRS issued a proposed regulation that would potentially classify section 831(b) captive activity as a, “listed transaction,” and possibly disallow the related tax benefits, both prospectively and retroactively, for a period to be determined. While the regulation has not been finalized, it is expected to be finalized in 2024. Bancorp elected not to renew the Captive in August of 2023 and ultimately dissolved the Captive in December of 2023. The Captive’s activity is included in the Company’s consolidated financial statements and will be included in its 2023 federal income tax return. The Captive’s activity served to reduce Bancorp’s ETR by 0.2%, 0.3% and 0.2% for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Also as a result of its acquisition of Commonwealth Bancshares, Inc., Bancorp acquired a 60% interest in LFA, a Bowling Green, Kentucky-based wealth management services company. Effective December 31, 2022, Bancorp’s partial interest in LFA was sold, resulting in a pre-tax loss of $870,000 recorded in other non-interest expense on the consolidated income statements for the quarter and year ended December 31, 2022. This acquired line of business was not within the Company’s geographic footprint and ultimately did not align with the Company’s long-term strategic model. Net income related to LFA and attributable to Bancorp’s 60% interest, excluding the pre-tax loss on disposition noted above, totaled $483,000 for the year ended December 31, 2022.

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

Acquisition of Commonwealth Bancshares, Inc. and its Subsidiary Commonwealth Bank & Trust Company

On March 7, 2022, Bancorp completed its acquisition of Commonwealth Bancshares, Inc. and its wholly owned subsidiary, Commonwealth Bank & Trust Company, collectively defined as “CB,” a Louisville, Kentucky-based commercial bank and trust company, which operated 15 retail branches, including nine in Jefferson County, four in Shelby County, and two in Northern Kentucky. At the time of acquisition and net of purchase accounting adjustments, CB had $1.34 billion in assets, $632 million in loans, $247 million in investment securities and $1.12 billion in deposits in addition to maintaining a WM&T Department with total AUM of approximately $2.65 billion. CB was also the holding company for three unconsolidated Delaware trust subsidiaries and held a 60% interest in LFA. Bancorp became the 100% successor owner of all three trust subsidiaries and also retained the 60% interest in LFA upon acquisition, the latter of which was disposed of effective December 31, 2022. Bancorp acquired all outstanding common stock of CB, Inc. in a combined stock and cash transaction that resulted in total consideration paid to CB shareholders of $168 million.

Bancorp recorded initial goodwill of approximately $67 million and incurred merger related expenses totaling $19.5 million during the first quarter of 2022 as a result of the CB acquisition. As a result of Bancorp’s disposition of its partial interest in LFA, which resulted in a pre-tax loss of $870,000 recorded in other non-interest expense on the consolidated income statements for the fourth quarter of 2022, goodwill totaling $8.5 million was written off, bringing total goodwill related to the CB acquisition to $58 million as of December 31, 2022.

The acquisition of CB had a significant impact on the ACL and credit loss provisioning in 2022. In total, the CB acquisition served to increase the ACL on loans by $14 million at acquisition date. This increase consisted of $10 million attributed to the acquired PCD loan portfolio, with the corresponding offset recorded to goodwill (as opposed to provision for credit loss expense), and $4.4 million of provision for credit loss expense attributed to the acquired non-PCD portfolio, which represented the acquisition-related credit loss expense.

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

Critical accounting policies are those that management believes are the most important to the portrayal of Bancorp’s financial condition and operating results and require management to make estimates that are difficult, subjective and complex. Most accounting policies are not considered by management to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical in the preparation of the financial statements. These factors include, among other things, whether the estimates have a significant impact on the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including independent third parties or available pricing, sensitivity of the estimates to changes in economic conditions and whether alternative methods of accounting may be utilized under GAAP. Management has discussed each critical accounting policy and the methodology for the identification and determination of critical accounting policies with Bancorp’s Audit Committee. As of December 31, 2023, the significant accounting policy considered the most critical in preparing Bancorp’s consolidated financial statements is the determination of the ACL on loans.

Allowance for Credit Losses on Loans and Provision for Credit Losses

For purposes of establishing the general reserve of the ACL, Bancorp stratifies the loan portfolio into homogeneous groups of loans that possess similar loss potential characteristics and calculates the net amount expected to be collected over the life of the loans to estimate the credit losses in the loan portfolio. Bancorp’s methodologies for estimating the ACL on loans consider available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts.

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

Overview – Operating Results (FTE)

The following table presents an overview Bancorp’s financial performance for the years ended December 31, 2023, 2022 and 2021:

Years Ended December 31,				Variance
(dollars in thousands, except per share data)	2023	2022	2021	2023 / 2022	2022 / 2021

Net income available to stockholders	$107,748	$92,972	$74,645	16%	25%
Diluted earnings per share	$3.67	$3.21	$2.97	14%	8%
ROA	1.39%	1.25%	1.33%	14%	(8	)bps
ROE	13.44%	12.58%	13.02%	86%	(44	)bps

Additional discussion follows under the section titled “Results of Operations.”

General highlights for the year ended December 31, 2023 compared to December 31, 2022:

●	In 2023, Bancorp set the following financial records:
o	Net income of $107.7 million, and as a result, diluted EPS of $3.67, besting the previous records of $93.0 million and diluted EPS of $3.21 from 2022.
o	Total revenue, comprising net interest income FTE and non-interest income, of $340.1 million, surpassing the previous record of $323.4 million in 2022.
o	Record loan production, which drove $579 million of loan growth (excluding PPP), leading to record total loans of $5.77 billion at December 31, 2023.
o	WM&T services income of $39.8 million, which was driven by solid net new business growth and strong fourth quarter performance within the equity and fixed income markets.
o	Debit and credit card income of $19.4 million, consistent with organic and acquisition-related growth in transaction volume and customer base in addition to larger processor incentives.
o	Treasury management fee income of $10.0 million, led by strong transaction volume, organic and acquisition-related expansion of the customer base, new product sales and expanded international revenue.
o	Net investment product sales commissions and fee income of $3.2 million stemming from organic growth and the full year impact of acquisition-related activity.
●

Net income totaled $107.7 million for year ended December 31, 2023, resulting in diluted EPS of $3.67, compared to net income of $93.0 million for the year ended December 31, 2022, which resulted in diluted EPS of $3.21. The year ended December 31, 2022 was significantly impacted by the CB acquisition.

o

Record results for the year ended December 31, 2023 compared to the prior year were driven by significant organic growth, the full year impact of acquisition-related activity, the benefit to interest income of rising interest rates compared to the prior year and the continued growth of Bancorp’s diversified non-interest revenue streams.

o

While interest income benefitted from rising interest rates in 2023, an increase in the cost of funds stemming from deposit contraction and pricing pressure, as well as increased borrowing activity, had a substantial impact on results for the year ended December 31, 2023 compared to the prior year.

o

Bancorp completed its acquisition of CB on March 7, 2022. At the time of acquisition and net of purchase accounting adjustments, CB had approximately $1.34 billion in total assets, $632 million in loans, $247 million in investment securities and $1.12 billion in deposits. The year ended December 31, 2022 represented approximately 10 months of activity associated with the CB acquisition, including $19.5 million in merger expenses and $4.4 million in credit loss expense attributed to the acquired loan portfolio, which weighed heavily on prior year results.

●

NIM increased 4 bps to 3.39% for the year ended December 31, 2023 compared to 3.35% for the prior year consistent with average balance sheet expansion and upward movement in interest rates experienced during the year. Net interest income FTE totaled $247.9 million for the year ended December 31, 2023, representing an increase of $13.6 million, or 6%, over the prior year.

o

Despite increased net interest income and NIM, net interest spread declined 43 bps to 2.78% for the year ended December 31, 2023 compared to the prior year. Rising deposit costs and increased borrowing activity drove a substantial increase in the cost of funds, which increased 157 bps to 1.97% for the year ended December 31, 2023, compared to 0.40% for the prior year.

●

Total loans increased $565 million, or 11%, for the year ended December 31, 2023 compared to the prior year, with notable growth in CRE and Residential real estate being driven by a year of record loan production.

●

Bancorp’s ACL on loans increased $6 million, or 8%, compared to December 31, 2022. Provision for credit losses on loans totaled $12.5 million for the year ended December 31, 2023, compared to $9.7 million for the prior year.

o

In addition to substantial loan growth, a flat unemployment forecast and other factors within the CECL model, Bancorp also recorded net charge offs of $6.6 million for the year ended December 31, 2023, driven by the charge off of two isolated and unrelated C&I relationships.

o	Provision for credit losses on loans for the prior year period included $4.4 million of expense related to the acquired loan portfolio, and to a lesser extent, a deteriorating economic forecast.
●

Total deposits increased $279 million, or 4%, at December 31, 2023 compared to December 31, 2022. While total deposit growth was experienced compared to the prior year, there was significant shift in the deposit base mix, as customers migrated from non-interest bearing products into higher-yielding alternatives and pricing pressure related to deposits intensified during the year.

o

Interest-bearing deposits increased $681 million, or 15%, for the year ended December 31, 2023 compared to the prior year, led by a $511 million increase in time deposits associated with Bancorp’s successful promotional product offerings, offsetting a $402 million, or 21%, decline in non-interest bearing deposits.

●

Non-interest income increased $3.1 million, or 3%, for the year ended December 31, 2023 compared to the prior year. While virtually all traditional non-interest income revenue streams experienced significant increases over the year ended December 31, 2022, the prior year benefitted from non-recurring gains totaling $4.4 million associated with the sale of acquired properties.

●

Non-interest expenses decreased $4.0 million, or 2%, for the year ended December 31, 2023 compared to the prior year. Non-interest expenses in general remained well-controlled and consistent with expansion, strong performance and continued investment in technology. The prior year included $19.5 million of merger expenses associated with the CB acquisition.

●

Bancorp’s efficiency ratio (FTE) for the year ended December 31, 2023 was 55.23% compared to 59.30% for the year ended December 31, 2022. The elevated ratio for the prior year was the result of one-time merger-related expenses recorded in relation to the CB acquisition. Bancorp also considers an adjusted efficiency ratio, which eliminates net gains (losses) on sales and calls of investment securities, as well as net gains (losses) on sales of acquired premises and equipment and disposition of any acquired assets, if applicable, and the fluctuation in non-interest expenses related to amortization of investments in tax credit partnerships and non-recurring merger expenses. Bancorp’s adjusted efficiency ratio for the year ended December 31, 2023 was 54.84% compared to 53.61% for the year ended December 31, 2022. See the section titled “Non-GAAP Financial Measures” for a reconcilement of non-GAAP to GAAP measures.

Total stockholder’s equity to total assets was 10.50% as of December 31, 2023 compared to 10.14% at December 31, 2022. Total equity increased to $858 million in 2023, driven by net income of $107.7 million and a $23 million positive change in AOCI, offset partially by $35 million of dividends declared. The increase in AOCI from December 31, 2022 to December 31, 2023 was the result of the changing interest rate environment and its corresponding impact on the valuation of the AFS debt securities portfolio.

TCE is a measure of a company’s capital, which is useful in evaluating the quality and adequacy of capital. Bancorp’s ratio of TCE to total tangible assets was 8.09% as of December 31, 2023, compared to 7.44% at December 31, 2022, the improvement driven by growth in stockholder’s equity associated with the year’s strong operating results and the positive change in AOCI related to the valuation of the AFS debt securities portfolio. See the section titled “Non-GAAP Financial Measures” for reconcilement of non-GAAP to GAAP measures.

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

●	In 2022, Bancorp set the following financial records:
o	Net income of $93.0 million, and as a result, diluted EPS of $3.21, besting the previous records of $74.6 million and diluted EPS of $2.97 from 2021.
o	Total revenue, comprising net interest income FTE and non-interest income, of $323.4 million, surpassing the previous record of $237.4 million in 2021.
o	Record loan production, which drove $529 million of organic loan growth (excluding PPP) and, combined with the acquisition of CB, led to record total loans of $5.21 billion at December 31, 2022.
o	WM&T services income of $36.1 million, which was driven by both organic and acquisition-related growth despite significant market downturns during the year.
o	Debit and credit card income of $18.6 million, supported by organic and acquisition-related growth in transaction volume and customer base.
o	Treasury management fee income of $8.6 million, led by increased transaction volume, new product sales and both organic and acquisition-related expansion of the customer base.
●

NIM increased 13 bps to 3.35% for the year ended December 31, 2022 compared to 3.22% for the prior year consistent with average balance sheet expansion and upward movement in interest rates experienced over the year. Net interest income FTE totaled $234.3 million for the year ended December 31, 2022, representing an increase of $62.8 million, or 37%, over 2021.

o

The NIM increase was driven by both organic and acquisition-related growth and the aforementioned rise in interest rates, which more than offset the increase in interest-bearing deposit costs and the substantial decline in PPP-related interest income.

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
o

Provision for credit loss expense of $4.4 million was recorded in relation to the loan portfolio added through the CB acquisition for the year ended December 31, 2022. In addition, increasing unemployment forecasts and strong organic loan growth served to increase expense for 2022.

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

●

Total deposits increased $604 million, or 10%, at December 31, 2022 compared to December 31, 2021. Approximately $1.12 billion of deposits were added as a result of the CB acquisition. Excluding acquisition-related activity, period-end deposit balances declined in 2022, as the elevated customer balances experienced toward the end of 2021 moderated, primarily due to contraction in non-interest bearing demand deposits.

●

Non-interest income increased $23.3 million, or 35%, for the year ended December 31, 2022 compared to the prior year, as 2022 benefitted from both significant contributions stemming from acquisition-related activity and organic growth. All non-interest income revenue streams experienced significant increases over the prior year, with the exception of mortgage banking, which experienced a significant decline in volume driven by rising rates compared to the historic low rates that benefitted much of 2021. In addition, non-recurring gains totaling $4.4 million were recorded during the year due to the sale of acquired properties.

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

●

Bancorp’s efficiency ratio (FTE) for the year ended December 31, 2022 was 59.30% compared to 59.92% for the year ended December 31, 2021, the elevated ratios being the result of one-time merger-related expenses recorded in relation to the respective acquisitions in both years. Bancorp also considers an adjusted efficiency ratio, which eliminates net gains (losses) on sales and calls of investment securities, as well as net gains (losses) on sales of acquired premises and equipment and disposition of any acquired assets, if applicable, and the fluctuation in non-interest expenses related to amortization of investments in tax credit partnerships and non-recurring merger expenses. Bancorp’s adjusted efficiency ratio for the year ended December 31, 2022 was 53.61% compared to 51.76% for the year ended December 31, 2021. See the section titled “Non-GAAP Financial Measures” for a reconcilement of non-GAAP to GAAP measures.

Total stockholder’s equity to total assets was 10.14% as of December 31, 2022 compared to 10.17% at December 31, 2021. Total equity increased to $760 million in 2022, driven by the issuance of $134 million in stock for the acquisition of CB and net income of $93.0 million, which were partially offset by a $108 million negative change in AOCI and $33 million of dividends declared. The large decline in AOCI from December 31, 2021 to December 31, 2022 was the result of the rising interest rate environment and its corresponding impact on the valuation of the AFS debt securities portfolio. TCE is a measure of a company’s capital, which is useful in evaluating the quality and adequacy of capital. Bancorp’s ratio of TCE to total tangible assets was 7.44% as of December 31, 2022, compared to 8.22% at December 31, 2021, the decline driven by both the large interest-rate driven changes in AOCI noted above and acquisition-related growth. See the section titled “Non-GAAP Financial Measures” for reconcilement of non-GAAP to GAAP measures.

Challenges for 2024:

Bancorp has identified the following challenges for fiscal year 2024:

●

Pricing pressure and competition for both loans and deposits will continue to present significant challenges in 2024, driven by uncertainty within the current interest rate environment, inversion of the yield curve and changing levels of liquidity within the banking system generally.

o

While the rising rate environment experienced in 2023 led to higher yields within the loan portfolio, continued inversion of the yield curve creates a general pricing mismatch between the rates earned on longer-term loans and the rates paid on shorter-term deposits. To the extent growth in the cost of interest bearing liabilities outpaces growth in the yield produced by interest-earning assets, NIM compression could continue.

o

Significant pressure was placed on NIM in 2023 as a result of a substantial and rapid increase in the cost of funds, as depositors migrated from non-interest bearing deposits to higher-yielding alternatives and borrowing activity increased. Bancorp expects related NIM compression to continue into the first part of 2024, with the percentage of non-interest bearing deposits to total deposits continuing to decline.

o

Successfully funding loan growth will require Bancorp to manage liquidity in a cost-effective manner and could depend largely on Bancorp’s ability to raise and maintain deposits, which will present challenges in the current environment. While other sources of funding are available, they are typically more expensive than in-market deposit relationships and the extent to which they are utilized could increase our overall cost of funding.

●

Continued monetary policy changes (or lack thereof) by the FRB and the corresponding impact on local, national and global economic conditions could present numerous challenges in 2024. The possibility of recession, given an already-inverted yield curve and uncertainty related to future interest rate moves could threaten loan demand, subdue business and consumer spending, and create significant volatility for the markets in general. Further, the severity of a potential recession and its effect on the unemployment forecast, the primary loss driver within Bancorp’s ACL model, could result in substantially higher ACL provisioning.

●

Net loan growth will be a major focus for Bancorp in 2024. This will be impacted by competition, prevailing interest rates, economic conditions, line of credit utilization and loan prepayments. Bancorp believes there is continued opportunity for loan growth in all of its markets. Bancorp’s ability to deliver attractive loan growth over the long-term is linked to Bancorp’s overall success.

●

The continued development of the relationships and opportunities in Bancorp’s newer markets remains a priority for 2024. The Company’s growing footprint has allowed Bancorp to provide broader product offerings, increased lending capabilities and an expanded branch delivery system to existing and prospective customers alike, creating solid growth opportunities and a larger platform for future expansion. Prioritizing the development of the opportunities afforded by recent acquisitions will play a major role in delivering strong operating results in the coming year.

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

●

Over the past several years, Bancorp’s asset quality metrics have trended within a low range, periodically exceeding benchmarks and reaching historically strong levels. Bancorp realizes that present asset quality metrics are positive and, recognizing the cyclical nature of the lending business and current economic conditions, Bancorp anticipates this trend will likely normalize over time.

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

Comparative information regarding net interest income follows:

As of and for the Years Ended December 31,				Variance
(dollars in thousands)	2023	2022	2021	2023 / 2022		2022 / 2021

Net interest income	$247,332	$233,383	$171,074	6%		36%
Net interest income (FTE)*	247,869	234,267	171,508	6%		37%
Net interest spread (FTE)*	2.78%	3.21%	3.16%	(43	)bps	5	bps
Net interest margin (FTE)*	3.39%	3.35%	3.22%	4	bps	13	bps
Average interest earning assets	$7,303,763	$6,987,365	$5,318,968	5%		31%
Average interest bearing liabilities	$5,052,106	$4,538,911	$3,391,709	11%		34%
Five year Treasury note rate at year end	3.84%	3.99%	1.26%	(15	)bps	273	bps
Average five year Treasury note rate	4.06%	3.00%	0.86%	106	bps	214	bps
Prime rate at year end	8.50%	7.50%	3.25%	100	bps	425	bps
Average Prime rate	8.20%	4.85%	3.25%	335	bps	160	bps
One month term SOFR at year end	5.35%	4.36%	0.06%	99	bps	430	bps
Average one month term SOFR	5.07%	1.99%	0.04%	308	bps	195	bps

*See table titled, "Average Balance Sheets and Interest Rates (FTE)" for detail of Net interest income (FTE).

NIM and net interest spread calculations above exclude the sold portion of certain participation loans, which totaled $4 million, $5 million and $5 million for the years ended December 31, 2023, 2022 and 2021, respectively. These sold loans are on Bancorp’s balance sheet as required by GAAP because Bancorp retains some form of effective control; however, Bancorp receives no interest income on the sold portion. These participation loans sold are excluded from NIM and spread analysis, because Bancorp believes it provides a more accurate depiction of loan portfolio performance.

At December 31, 2023, Bancorp’s loan portfolio consisted of approximately 72% fixed and 28% variable rate loans. At inception, most of Bancorp’s fixed rate loans are priced in relation to the five year treasury. Bancorp’s variable rate loans are typically indexed to either Prime or SOFR, generally repricing as those rates change. At December 31, 2023, approximately 61% and 39% of Bancorp’s variable rate loan portfolio was indexed to Prime and SOFR, respectively.

Prime rate, the five year Treasury note rate, one month term SOFR are included in the table above to provide a general indication of the interest rate environment Bancorp has operated in during the past three years, a period marked by a dramatic rise in interest rates.

The FRB has taken aggressive interest rate action over this period, holding the FFTR at the pandemic-driven range of 0.00% - 0.25% for the entirety of 2021 until beginning a rate hike strategy in 2022 aimed at taming inflation that had reached its highest levels in decades. The FFTR was increased a total of 425 bps in 2022, and another 100 bps in 2023, ending at a range of 5.25% - 5.50% as of December 31, 2023. As a result, Prime increased from 3.25% at the beginning of 2021 to 8.50% as of December 31, 2023.

Bancorp experienced significant benefit from the rate increases enacted in 2022, as the majority of Bancorp’s variable rate loans rose above their 4.00% floors and deposit rates remained low. However, as interest rates continued to rise in 2023, the positive impact rising rates had on the loan portfolio began to be offset by higher deposit rates stemming from intense pricing pressure and competition, which began to drive NIM compression.

The current economic outlook remains volatile, regularly changing as new economic data becomes available and the FRB’s efforts to control inflation continue. It is generally anticipated that short-term interest rates will decline at some point in 2024, but there is wide speculation regarding when the FRB will cut the FFTR. Given current economic uncertainty, Bancorp expects ongoing pricing pressure/competition for both loans and deposits, changing levels of liquidity within the banking system generally and an inverted yield curve will continue to place pressure on NIM in the first part of 2024.

Discussion of 2023 vs 2022:

Net interest spread (FTE) and NIM (FTE) were 2.78% and 3.39%, for the year ended December 31, 2023 compared to 3.21% and 3.35% for the year ended December 31, 2022, respectively. NIM during the year ended December 31, 2023 was significantly impacted by the following:

●

The rapidly rising interest rate environment that has evolved from the sustained, pandemic-driven lows experienced beginning in 2020. The FFTR was lowered to a range of 0% - 0.25% in March of 2020, which resulted in Prime dropping to 3.25%, where it remained until the FRB’s first hike in mid-March 2022. The FFTR stood at a range of 5.25% - 5.50%, and Prime at 8.50%, as of December 31, 2023, as a result of aggressive interest rate action from the FRB during 2022 and 2023.

●	The positive impact of rising interest rates on interest-earning assets, which drove a substantial increase in interest income across all interest-earning asset categories.
●

A significant increase in the cost of funds, as depositors migrated to higher yielding deposit alternatives, competition for deposits intensified and Bancorp’s borrowing activity increased, which partially offset the growth of yields on interest-earning assets noted above.

●	Balance sheet expansion stemming from both organic growth and the full year impact of acquisition-related activity for the year ended December 31, 2023 compared to the prior year.

Net interest income (FTE) increased $13.6 million, or 6%, for the year ended December 31, 2023 compared to the same period of 2022, attributed largely to significant organic loan growth, the full year impact of acquisition-related activity and the benefits of a rising interest rate environment, which more than offset rising funding costs.

Total average interest earning assets increased $316.4 million, or 5%, to $7.30 billion for the year ended December 31, 2023, as compared to year ended December 31, 2022, with the average rate earned on total interest earning assets increasing 114 bps to 4.75%.

●

Average total loan balances increased $604 million, or 13%, for the year ended December 31, 2023, compared to the prior year. Average non-PPP loan growth of $648 million, or 14%, was driven by strong organic growth and the full year impact of acquisition-related activity, which was partially offset by a $44 million, or 83%, decline in average PPP loan balances resulting from continued forgiveness activity.

●

Average investment securities grew $17 million, or 1%, for the year ended December 31, 2023 compared to the year ended December 31, 2022, attributed to a combination of strategically deploying excess liquidity through further investment and the full year impact of acquisition-related activity, which was partially offset by normal amortization and maturity activity during 2023. Investment security purchases during 2023 were minimal.

●

Average FFS and interest bearing due from bank balances decreased $313 million, or 66%, for the year ended December 31, 2023, as loan growth and average total deposit contraction have led to lower levels of liquidity compared to the prior year.

Total interest income (FTE) increased $94.7 million, or 37%, to $347.2 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022.

●

Interest and fee income (FTE) on loans increased $85.7 million, or 40%, to $302.4 million for the year ended December 31, 2023, compared to the prior year, driven by the rising rate environment and both organic and acquisition-related growth, which more than offset a $4.6 million, or 95%, decline in PPP-related income. The yield on the overall loan portfolio increased 108 bps to 5.58% for the year ended December 31, 2023, compared to 4.50% for the year ended December 31, 2022.

●

Growth in average investment securities led to a $5.5 million, or 19%, increase in interest income (FTE) on the portfolio for the year ended December 31, 2023 compared to the prior year, driving a 30 bps, or 17%, increase in the corresponding yield on the portfolio. The increased yield on the investment securities portfolio was driven by the benefit of investments purchased in the prior year once rates began to rise and the continued amortization and maturity of lower-yielding securities.

●

Interest income on FFS and interest bearing due from bank balances increased $2.4 million, or 40%, for the year ended December 31, 2023, as rising short-term interest rates more than offset a $313 million decline in related average balances. The yield on these assets increased 386 bps to 5.12% for the year ended December 31, 2023 compared to the same period of 2022, stemming from the dramatic increase in the FFTR over the past 12 months.

Total average interest bearing liabilities increased $513.2 million, or 11%, to $5.05 billion for the year ended December 31, 2023 compared with the year ended December 31, 2022, with the total average cost increasing 157 bps to 1.97%.

●

Average interest bearing deposits increased $223 million, or 5%, for the year ended December 31, 2023 compared to the prior year. This increase stems mainly from an increase in time deposits during 2023 attributed to general customer migration to higher-yielding deposit alternatives and Bancorp’s promotional offerings, which has been partially offset by contraction in other interest bearing deposit categories.

●

Average FHLB advances totaled $280 million for the year ended December 31, 2023. Bancorp utilized overnight borrowings with the FHLB during 2023 based on evolving liquidity needs. Bancorp also utilized rolling term advances in conjunction with three separate interest rate swaps during the year ended December 31, 2023 in an effort to secure longer-term funding at a more favorable rate. The minimal FHLB advance activity that occurred in the prior year was the result of utilizing a one-week cash management advance at year-end for short-term liquidity purposes, which represented the only FHLB advance used during 2022.

●	Average subordinated debentures totaled $26.6 million for the year ended December 31, 2023. These subordinated debentures were added as a result of the CB acquisition during the first quarter of 2022.

Total interest expense increased $81.1 million for the year ended December 31, 2023 compared to the year ended December 31, 2022, driven by substantial deposit rate increases and increased borrowing activity, and to a lesser extent, acquisition-related expansion. As a result, the cost of interest bearing liabilities increased 157 bps to 1.97% for the year ended December 31, 2023 compared to the prior year.

●

Total interest bearing deposit expense increased $65.2 million, mainly as a result aforementioned deposit rate increases, resulting in a 140 bps increase in the cost of interest bearing deposits for the year ended December 31, 2023 compared to the prior year. Bancorp expects pricing pressure/competition stemming from the rising rate environment to continue in the coming months.

●

Interest expense of $12.8 million was recorded in relation to FHLB borrowings for the year ended December 31, 2023, driven by the increased borrowing activity previously noted. Interest expense of $12,000 was recorded for the year ended December 31, 2022, which stemmed entirely from a one-week cash management advance utilized at year-end.

●

Interest expense totaling $2.2 million was recorded for the year ended December 31, 2023, as a result of the subordinated debentures added through the prior year acquisition, approximately $397,000 of which stems from purchase accounting-related mark-to-market amortization. Interest expense totaling $1.1 million was recorded for the year ended December 31, 2022, $331,000 of which stemmed from the purchase accounting-related mark-to-market amortization.

Discussion of 2022 vs 2021:

Net interest spread (FTE) and NIM (FTE) were 3.21% and 3.35%, for the year ended December 31, 2022 compared to 3.16% and 3.22% for the same period in 2021, respectively. NIM during the year ended December 31, 2022 was significantly impacted by the following:

●

A rapidly rising interest rate environment evolving from the sustained, pandemic-driven lows experienced over the prior two years. The FFTR was lowered to a range of 0% - 0.25% in March of 2020, which resulted in Prime dropping to 3.25%, where it remained until mid-March 2022. The FFTR stood at a range of 4.25% - 4.50%, and Prime at 7.50%, as of December 31, 2022.

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

●

Overall excess balance sheet liquidity, which placed pressure on NIM in both periods. Excess liquidity within the banking system in general peaked towards the end of 2021 and moderated through the year ended December 31, 2022.

●

PPP forgiveness activity, and the related recognition of fee income on such loans declined significantly in 2022, as the vast majority of the original portfolio became forgiven. The average balance of the PPP loan portfolio decreased $345 million, or 87%, and related income decreased $17.3 million, or 78%, for the year ended December 31, 2022 compared to the same period of 2021.

●

The addition of $26 million of subordinated debt in association with the CB acquisition contributed $1.1 million of interest expense for the year ended December 31, 2022, $331,000 of which was attributed to purchase accounting-related mark-to-market amortization. No such activity was recorded for the year ended December 31, 2021.

Net interest income (FTE) increased $62.8 million, or 37%, for the year ended December 31, 2022 compared to the same period of 2021, largely as a result of acquisition-related activity, but also driven in part by strong organic loan growth, substantial deployment of excess liquidity into the investment securities portfolio and the benefit of a rising interest rate environment. Partially offsetting this increase was the rising cost of interest bearing deposits and the addition of subordinated debt through the CB acquisition.

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

●

Average FFS and interest bearing due from bank balances increased $31 million, or 7%, for the year ended December 31, 2022 due to on-going excess balance sheet liquidity. While average balances reflected excess balance sheet liquidity, actual excess balance sheet liquidity gradually declined through December 31, 2022, and reached more moderate levels by year-end.

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

●

Interest income on FFS and interest bearing due from bank balances increased $5.4 million for the year ended December 31, 2022, as a result of average balance growth stemming from excess balance sheet liquidity and rising interest rates. The yield on these assets increased 112 bps to 1.26% for the year ended December 31, 2022 compared to the same period of 2021, stemming from the dramatic increase in the FFTR over the period.

Total average interest bearing liabilities increased $1.15 billion, or 34%, to $4.54 billion for the year ended December 31, 2022 compared with the same period in 2021, with the total average cost increasing 22 bps to 0.40%.

●

Average interest bearing deposits increased $1.08 billion, or 33%, for the year ended December 31, 2022 compared to the same period in 2021, with interest-bearing demand deposits accounting for $585 million of the increase. The significant growth was attributed to both acquisition-related activity and organic growth stemming from the industry-wide trend of customers maintaining higher levels of liquidity, which was experienced for several quarters. However, excluding acquisition-related activity, period-end deposit balances declined in 2022, as the elevated customer balances noted above moderated.

●	Consistent with the average interest bearing deposit growth noted above, average SSUAR balances increased $60 million for the year ended December 31, 2022 compared to the same period of 2021.

●

Average FHLB advances decreased $16 million for the year ended December 31, 2022 compared to the same period of the prior year, as all outstanding term FHLB advances either matured or were paid off by the end of 2021. The minimal average balance of FHLB advances for the year ended December 31, 2022 stemmed from a one-week cash management advance that was utilized by Bancorp at year-end for short-term liquidity purposes, which represented the only FHLB advance used during 2022, and matured in early January 2023.

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

●

Interest expense totaling $1.1 million was recorded for the year ended December 31, 2022 as a result of the subordinated debentures assumed through the CB acquisition, approximately $331,000 of which stems from purchase accounting-related mark-to-market amortization. No such activity was recorded for year ended December 31, 2021.

●

Interest expense on FHLB advances was recorded for the year ended December 31, 2022 was a minimal $12,000, as all FHLB advances either matured or paid off by the end of 2021, resulting in a decline of $325,000 compared to the same period of the prior year.

Average Balance Sheets and Interest Rates (FTE)

	2023			2022			2021
	Average		Average	Average		Average	Average		Average
Years ended December 31, (dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:
Federal funds sold and interest bearing due from banks	$164,314	$8,411	5.12%	$477,341	$6,018	1.26%	$446,783	$645	0.14%
Mortgage loans held for sale	6,822	211	3.09	8,835	190	2.15	11,170	249	2.23
Investment securities:
Taxable	1,602,335	32,706	2.04	1,594,942	27,302	1.71	879,298	11,575	1.32
Tax-exempt	85,304	1,957	2.29	75,382	1,851	2.46	19,636	340	1.73
Total securities	1,687,639	34,663	2.05	1,670,324	29,153	1.75	898,934	11,915	1.33

Federal Home Loan Bank stock	22,123	1,560	7.05	11,741	505	4.30	10,824	262	2.42

SBA Paycheck Protection Program (PPP) loans	8,877	242	2.73	52,704	4,798	9.10	397,282	22,044	5.55
Non-PPP loans	5,413,988	302,146	5.58	4,766,420	211,872	4.45	3,553,975	142,395	4.01
Total loans	5,422,865	302,388	5.58	4,819,124	216,670	4.50	3,951,257	164,439	4.16
Total interest earning assets	7,303,763	347,233	4.75	6,987,365	252,536	3.61	5,318,968	177,510	3.34
Less allowance for credit losses on loans	78,352			65,672			57,696
Non-interest earning assets:
Cash and due from banks	80,061			90,481			63,477
Premises and equipment, net	102,895			106,631			69,483
Bank owned life insurance	85,746			68,325			44,720
Goodwill	194,074			188,949			84,853
Accrued interest receivable and other	87,387			62,801			103,081
Total assets	$7,775,574			$7,438,880			$5,626,886

Interest bearing liabilities:
Deposits:
Interest bearing demand	$2,277,001	$34,262	1.50%	$2,218,416	$9,186	0.41%	$1,633,606	$1,771	0.11%
Savings	483,245	1,308	0.27	538,971	638	0.12	328,570	93	0.03
Money market	1,115,331	24,077	2.16	1,140,025	5,284	0.46	919,778	589	0.06
Time	732,998	21,938	2.99	487,981	1,304	0.27	420,308	3,174	0.76
Total interest bearing deposits	4,608,575	81,585	1.77	4,385,393	16,412	0.37	3,302,262	5,627	0.17

Securities sold under agreements to repurchase	123,111	2,087	1.70	122,154	567	0.46	62,534	24	0.04
Federal funds purchased	13,794	689	4.99	9,357	154	1.65	10,596	14	0.13
Federal Home Loan Bank advances	280,068	12,768	4.56	274	12	4.38	16,317	337	2.07
Subordinated debentures	26,558	2,235	8.42	21,733	1,124	5.17	—	—	—

Total interest bearing liabilities	5,052,106	99,364	1.97	4,538,911	18,269	0.40	3,391,709	6,002	0.18

Non-interest bearing liabilities:
Non-interest bearing demand deposits	1,763,157			2,053,213			1,578,795
Accrued interest payable and other	158,718			107,958			83,121
Total liabilities	6,973,981			6,700,082			5,053,625

Stockholders’ equity	801,593			738,798			573,261
Total liabilities and stockholder's equity	$7,775,574			$7,438,880			$5,626,886
Net interest income		$247,869			$234,267			$171,508
Net interest spread			2.78%			3.21%			3.16%
Net interest margin			3.39%			3.35%			3.22%

Supplemental Information - Total Company Average Balance Sheets and Interest Rates (FTE)

●

Average loan balances include the principal balance of non-accrual loans, as well as unearned income such as loan premiums, discounts, fees/costs and exclude participation loans accounted for as secured borrowings. Participation loans averaged $4 million, $5 million and $5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

●

Interest income on a FTE basis includes additional amounts of interest income that would have been earned if investments in certain tax-exempt interest earning assets had been made in assets subject to federal taxes yielding the same after-tax income. Interest income on municipal securities and tax-exempt loans has been calculated on a FTE basis using a federal income tax rate of 21%. Approximate tax equivalent adjustments to interest income were $537,000, $884,000 and $434,000 for the years ended December 31, 2023, 2022 and 2021, respectively.

●

Interest income includes loan fees of $5.2 million ($242,000 associated with the PPP), $10.3 million ($4.2 million associated with the PPP) and $20.5 million ($18.1 million associated with the PPP) for the years ended December 31, 2023, 2022 and 2021, respectively. Interest income on loans may be impacted by the level of prepayment fees collected and accretion related to loans purchased. Accretion income/ (amortization expense) related to acquired loans totaled $2.4 million, $2.6 million and ($112,000) for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Rate/Volume Analysis (FTE)

	Year ended December 31, 2023			Year ended December 31, 2022
	Compared to			Compared to
	Year ended December 31, 2022			Year ended December 31, 2021
	Total Net	Increase (Decrease) Due to		Total Net	Increase (Decrease) Due to
(in thousands)	Change	Rate	Volume	Change	Rate	Volume

Interest income:
Federal funds sold and interest bearing due from banks	$2,393	$8,471	$(6,078)	$5,373	$5,326	$47
Mortgage loans held for sale	21	71	(50)	(59)	(9)	(50)
Investment securities:
Taxable	5,404	5,277	127	15,727	4,239	11,488
Tax-exempt	106	(127)	233	1,511	194	1,317
Federal Home Loan Bank stock	1,055	443	612	243	219	24
SBA Paycheck Protection Program (PPP) loans	(4,556)	(2,083)	(2,473)	(17,246)	8,919	(26,165)
Non-PPP Loans	90,274	58,935	31,339	69,477	16,874	52,603

Total interest income	94,697	70,987	23,710	75,026	35,762	39,264

Interest expense:
Deposits:
Interest bearing demand	25,076	24,827	249	7,415	6,580	835
Savings	670	742	(72)	545	454	91
Money market	18,793	18,910	(117)	4,695	4,521	174
Time	20,634	19,666	968	(1,870)	(2,315)	445
Total interest bearing deposits	65,173	64,145	1,028	10,785	9,240	1,545

Securities sold under agreements to repurchase	1,520	1,516	4	543	500	43
Federal funds purchased	535	434	101	140	142	(2)
Federal Home Loan Bank advances	12,756	1	12,755	(325)	(158)	(167)
Subordinated debt	1,111	821	290	1,124	—	1,124

Total interest expense	81,095	66,917	14,178	12,267	9,724	2,543

Net interest income	$13,602	$4,070	$9,532	$62,759	$26,038	$36,721

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

The results of the interest rate sensitivity analysis performed as of December 31, 2023 were derived from conservative assumptions Bancorp uses in its model, particularly in relation to deposit betas, which measure how responsive management’s deposit repricing may be to changes in market rates based on historical data. Management uses different betas in the rising and falling rate scenarios in an effort to best simulate expected earnings trends. The results presented below reflect an interest rate sensitivity analysis that incorporates a deposit beta of approximately 68% for rising rate scenarios and 37% for falling rate scenarios, respectively. While the betas experienced since rates began to rise in the first quarter of 2022 were significantly below the 68% beta used in the model, the Company anticipates future rising rate scenario betas to return to the historic averages. The 37% beta used in the falling rate scenario is the result of management’s expectations of deposit rate decreases given the current characteristics of the deposit portfolio.

Bancorp’s interest rate simulation sensitivity analysis details that increases in interest rates of 100 and 200 bps would have a negative effect on net interest income, as would decreases in interest rates of 100, 200 and 300 bps. These results depict a slightly liability sensitive interest rate risk profile in rising rate scenarios and an asset sensitive position in the falling rate scenarios. The decrease in net interest income in the rising rate scenarios is primarily due to variable rate loans and short-term investments repricing slower than deposits and short-term borrowings. The decrease in net interest income in the falling rate scenarios is the result of the lower beta experienced since rates began to rise in the first quarter of 2022, which was the result of a significant percentage of the Company’s deposit cost being less than 100 bps, and therefore cannot decrease the full 100, 200 or 300 bps simulated in the model.

	-200	-100	100	200
	Basis Points	Basis Points	Basis Points	Basis Points
% Change from base net interest income at December 31, 2023	-3.68%	-1.59%	-2.11%	-4.24%

Bancorp’s loan portfolio is currently composed of approximately 72% fixed and 28% variable rate loans, with the fixed rate portion pricing generally based on a spread to the five year treasury curve at the time of origination and the variable portion pricing based on an on-going spread to Prime (approximately 61%) or one month LIBOR/SOFR (approximately 39%).

In July 2017, the Financial Conduct Authority (the “FCA”), the authority regulating LIBOR, along with various other regulatory bodies, announced that LIBOR would likely be discontinued at the end of 2021. Subsequent to that announcement, in November 2020, the FCA announced that many tenors of LIBOR would continue to be published through June 2023. Subsequent to this, Bank regulators instructed banks to discontinue new originations referencing LIBOR as soon as possible, but no later than December 2021. Effective December 31, 2021, LIBOR was no longer used to issue new loans in the U.S. It has been replaced primarily by SOFR, which is considered to be a more accurate and secure pricing benchmark. Bancorp did not experience any operational issues associated with reference rate reform.

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

The Company did not have any loans or interest rate derivative contracts that referenced LIBOR as of December 31, 2023. The Company has elected to utilize SOFR as the replacement for LIBOR. The Company had $813 million in loans and interest rate derivative contracts (notional amount) that were indexed to SOFR at December 31, 2023.

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

Provision for Credit Losses

Provision for credit losses on loans at December 31, 2023 represents the amount of expense that, based on Management’s judgment, is required to maintain the ACL for loans at an appropriate level under the CECL model. The determination of the amount of the ACL for loans is complex and involves a high degree of judgment and subjectivity. See the footnote titled “Summary of Significant Accounting Policies” for detailed discussion regarding Bancorp’s ACL methodology by loan segment.

An analysis of the changes in the ACL on loans, including provision, and selected ratios follow:

As of and for the years ended December 31, (dollars in thousands)	2023	2022	2021

Beginning balance - ACL on loans	$73,531	$53,898	$51,920
Acquired PCD loans (goodwill adjustment)	—	9,950	6,757
Adjusted beginning balance - ACL on loans	73,531	63,848	58,677

Provision for credit losses on loans	12,471	5,253	(6,000)
Provision for credit losses on loans - acquired loans	—	4,429	7,397
Total provision for credit losses on loans	12,471	9,682	1,397

Total charge-offs	(7,512)	(2,307)	(7,681)
Total recoveries	884	2,308	1,505
Net loan (charge-offs) recoveries	(6,628)	1	(6,176)
Ending balance - ACL on loans	$79,374	$73,531	$53,898
Average total loans	$5,422,865	$4,819,124	$3,951,257
Provision for credit losses on loans to average total loans	0.23%	0.20%	0.04%
Net loan (charge-offs) recoveries to average total loans	-0.12%	0.00%	-0.16%
ACL on loans to total loans	1.38%	1.41%	1.29%
ACL on loans to total loans (excluding PPP) (1)	1.38%	1.42%	1.34%
ACL on loans to average total loans	1.46%	1.53%	1.36%

(1)	See the section titled “Non-GAAP Financial Measures” for reconcilement of non-GAAP to GAAP measures.

Discussion of 2023 vs 2022:

The ACL for loans totaled $79 million as of December 31, 2023 compared to $74 million at December 31, 2022, representing an ACL to total loans ratio of 1.38% and 1.41% for those periods, respectively. Based on the 100% SBA guarantee of the PPP loan portfolio, which totaled $4 million at December 31, 2023 and $19 million at December 31, 2022, Bancorp did not reserve for potential losses for these loans within the ACL. See the section titled “Non-GAAP Financial Measures” for reconcilement of non-GAAP to GAAP measures.

Provision expense for credit losses on loans of $12.5 million was recorded for the year ended December 31, 2023. In addition to strong loan growth, a flat unemployment forecast and other factors within the CECL allowance model, provision expense for the year ended December 31, 2023 was driven by net charge offs $6.6 million. Net charge off activity for the year ended December 31, 2023 was attributed mainly to the charge off of two isolated and unrelated C&I relationships, one of which was fully reserved for in a prior period.

Provision expense (excluding acquisition-related activity) of $5.3 million was recorded for the year ended December 31, 2022. Significant loan growth, inflation and recession-based increases in the projected unemployment rate forecast, along with qualitative factor updates related to the potential impact of rising rates on the C&I portfolio, were the main drivers of expense within the CECL model for 2022. Further, net charge off/recovery activity for the year ended December 31, 2022 was minimal.

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

While separate from the ACL for loans and recorded in other liabilities on the consolidated balance sheets, the ACL for off balance sheet credit exposures also experienced an increase between December 31, 2022 and December 31, 2023. Provision for credit loss expense for off balance sheet credit exposures of $1.3 million was recorded for the year ended December 31, 2023, driven largely by the addition of new C&D and C&I lines of credit. The ACL for off balance sheet credit exposures totaled $5.9 million as of December 31, 2023.

Provision for credit loss expense for off balance sheet credit exposures (excluding acquisition-related activity) of $575,000 was recorded for the year ended December 31, 2022. The expense recorded for the year ended December 31, 2022 was driven largely by the addition of new lines of credit, and thus increased availability, within the C&D portfolio. The ACL for off balance sheet credit exposures was also increased $500,000 during the first quarter of 2022 as a result of the CB acquisition, with the offset recorded to goodwill (as opposed to provision expense). The ACL for off balance sheet credit exposures totaled $4.5 million as of December 31, 2022.

Bancorp’s loan portfolio is well-diversified with no significant concentrations of credit. Geographically, most loans are extended to borrowers in Louisville, central, eastern and northern Kentucky, as well as the Indianapolis, Indiana and Cincinnati, Ohio metropolitan markets. The adequacy of the ACL is monitored on an ongoing basis and it is the opinion of management that the balance of the ACL at December 31, 2023 is adequate to absorb probable losses inherent in the loan portfolio as of the financial statement date.

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

Provision expense for credit losses on loans totaled of $9.7 million was recorded for the year ended December 31, 2022, which included $4.4 million of credit loss expense associated with the acquired CB loan portfolio. The ACL for loans was also increased $10 million as a result of the PCD loan portfolio added through the CB acquisition during the first quarter, with the corresponding offset recorded to goodwill (as opposed to provision for credit loss expense). Net charge off/recovery activity for the year ended December 31, 2022 was minimal.

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

Non-Interest Income

				Variance
(dollars in thousands)				2023 / 2022		2022 / 2021
Years Ended December 31,	2023	2022	2021	$	%	$	%

Wealth management and trust services	$39,802	$36,111	$27,613	$3,691	10%	$8,498	31%
Deposit service charges	8,866	8,286	5,852	580	7	2,434	42
Debit and credit card income	19,438	18,623	13,456	815	4	5,167	38
Treasury management fees	10,033	8,590	6,912	1,443	17	1,678	24
Mortgage banking income	3,705	3,210	4,724	495	15	(1,514)	(32)
Loss on sale of securities AFS	(44)	—	—	(44)	NM	—	—
Net investment products sales commissions and fees	3,205	3,063	2,553	142	5	510	20
Bank owned life insurance	2,253	1,597	914	656	41	683	75
Gain (loss) on sale of premises and equipment	(30)	4,341	(78)	(4,371)	NM	4,419	NM
Other	4,992	5,328	3,904	(336)	(6)	1,424	36
Total non-interest income	$92,220	$89,149	$65,850	$3,071	3%	$23,299	35%

Discussion of 2023 vs 2022:

Total non-interest income increased $3.1 million, or 3%, for the year ended December 31, 2023 compared to the same period of 2022. Non-interest income comprised 27% and 28% of total revenue, defined as net interest income and non-interest income, for the years ended December 31, 2023 and 2022, respectively. WM&T services comprised 43% of total non-interest income for the year ended December 31, 2023 compared to 41% for the same period of 2022, respectively. While strong organic growth has been experienced across most non-interest income revenue streams over the past 12 months, the prior year period only included approximately 10 months of activity related to the CB acquisition. In addition, a large gain recorded in the prior year associated with the sale of acquired properties benefitted the year ended December 31, 2022.

WM&T Services:

The magnitude of WM&T revenue distinguishes Bancorp from other community banks of similar asset size. WM&T revenue increased $3.7 million, or 10%, for the year ended December 31, 2023 as compared with the same period of 2022, consistent with new business development, increased estate fees and strong returns from the fixed income and equity markets.

Recurring fees earned for managing accounts are based on a percentage of market value of AUM and are typically assessed on a monthly basis. Recurring fees, which generally comprise the vast majority of WM&T revenue, increased $3.0 million, or 8%, for the year ended December 31, 2023, as compared with the same period of 2022. The increase was driven largely by new business development and positive returns from the fixed income and equity markets. Further, the year ended December 31, 2022 included only 10 months of activity stemming from the CB acquisition, which added AUM of $2.65 billion as of the acquisition date.

A portion of WM&T revenue, most notably executor and certain employee benefit plan-related fees, are non-recurring in nature and the timing of these revenues typically correspond with the related administrative activities. For this reason, such fees are subject to greater period over period fluctuation. Total non-recurring fees increased $705,000 for the year ended December 31, 2023, as compared with the same period of 2022, driven mainly by higher estate fee revenue.

AUM, stated at market value, totaled $7.16 billion at December 31, 2023 compared to $6.59 billion at December 31, 2022. The increase in AUM over this period was attributed to net new business growth and fixed income/equity market appreciation experienced during the year ended December 31, 2023.

Contracts between WM&T and their customers do not permit performance-based fees and accordingly, none of the WM&T revenue is performance based. Management believes the WM&T department will continue to factor significantly in Bancorp’s financial results and provide strategic diversity to revenue streams.

Detail of WM&T Services Income by Account Type:

(in thousands)
Years Ended December 31,	2023	2022	2021

Investment advisory	$15,639	$13,697	$12,003
Personal trust	14,048	13,213	7,569
Personal investment retirement	6,858	6,186	5,168
Company retirement	1,524	1,520	1,798
Foundation and endowment	1,174	1,051	797
Custody and safekeeping	292	310	146
Brokerage and insurance services	11	67	78
Other	256	67	54
Total WM&T services income	$39,802	$36,111	$27,613

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

Assets Under Management by Account Type:

Total AUM (not included on balance sheet) increased from $6.59 billion at December 31, 2022 to $7.16 billion at December 31, 2023 as follows:

	December 31, 2023			December 31, 2022
(in thousands)	Managed	Non-managed (1)	Total	Managed	Non-managed (1)	Total
Investment advisory	$2,591,561	$72,028	$2,663,589	$2,249,017	$63,691	$2,312,708
Personal trust	1,922,294	459,103	2,381,397	1,744,522	474,373	2,218,895
Personal investment retirement	848,800	17,854	866,654	756,126	27,065	783,191
Company retirement	57,486	510,294	567,780	52,891	524,568	577,459
Foundation and endowment	471,609	23,413	495,022	428,018	8,219	436,237

Subtotal	$5,891,750	$1,082,692	$6,974,442	$5,230,574	$1,097,916	$6,328,490
Custody and safekeeping	—	185,638	185,638	—	256,791	256,791
Total AUM	$5,891,750	$1,268,330	$7,160,080	$5,230,574	$1,354,707	$6,585,281

(1)	Non-managed assets represent those for which the WM&T department does not hold investment discretion.

As of December 31, 2023 and 2022, approximately 82% and 79%, respectively, of total AUM were actively managed. Company retirement plan accounts primarily consist of participant-directed assets. The amount of custody and safekeeping accounts are insignificant.

Managed Trust AUM by Class of Investment:

(in thousands)	December 31, 2023	December 31, 2022

Interest bearing deposits	$442,820	$185,080
Treasury and government agency obligations	240,848	176,917
State, county and municipal obligations	297,314	201,038
Money market mutual funds	68,617	108,751
Equity mutual funds	1,225,210	1,125,540
Other mutual funds - fixed, balanced and municipal	551,141	583,713
Other notes and bonds	199,146	209,178
Common and preferred stocks	2,474,186	2,180,390
Common trust funds and collective investment funds	84,996	114,458
Real estate mortgages	373	774
Real estate	40,224	57,297
Other miscellaneous assets (1)	266,875	287,438
Total managed assets	$5,891,750	$5,230,574

(1)	Includes client directed instruments including rights, warrants, annuities, insurance policies, unit investment trusts, and oil and gas rights.

Managed assets are invested in instruments for which market values can be readily determined, the majority of which are sensitive to market fluctuations and consist of approximately 64% in equities and 36% in fixed income securities as of December 31, 2023, compared to 63% and 37% as of December 31, 2022. This composition has been relatively consistent from period to period.

Additional Sources of Non-interest income:

Deposit service charges, which consist of non-sufficient funds charges and to a lesser extent, other activity based charges, increased $580,000, or 7%, for the year ended December 31, 2023, as compared with the prior year. While both organic growth and the full year impact of acquisition-related activity drove the increase noted above, an industry-wide decline in the volume of fees earned on overdrawn checking accounts has been experienced over the past several years. Prior to the acquisition-related growth experienced in recent years, this trend had been driven by lower check presentment volume, which has in turn led to fewer overdrawn accounts in general. Further, Bancorp anticipates that future organic growth of this revenue stream could be significantly impacted by changing industry practices. Bancorp could be faced with strategic decisions surrounding deposit-related service charges in the future, which could negatively impact the contributions made by this, or similar, revenue streams.

Debit and credit card income consists of interchange revenue, ancillary fees and incentives received from card processors. Debit and credit card revenue increased $815,000, or 4%, for the year ended December 31, 2023, as compared with the prior year. The increase stemmed mainly from organic growth and the full year impact of acquisition-related activity, which more than offset interchange rate compression. Total debit card income increased $384,000, or 3%, and total credit card income increased $431,000, or 8%, for the year ended December 31, 2023 compared the year ended December 31, 2022. While Bancorp generally expects this revenue stream to grow in conjunction with expansion of the customer base, interchange rate compression and any potential fluctuation in business and consumer spend levels could serve as challenges to future growth.

Treasury management fees primarily consist of fees earned for cash management services provided to commercial customers. This category continues to stand out as a consistent, growing source of revenue for Bancorp and increased $1.4 million, or 17%, for the year ended December 31, 2023 compared to the prior year, driven by organic growth and the full year impact of acquisition-related activity, increased transaction volume, growing international services and new product sales. Bancorp anticipates this income category will continue to increase based on continued customer base growth and the expanding suite of services offered within Bancorp’s treasury management platform.

Mortgage banking income primarily includes gains on sales of mortgage loans and net loan servicing income offset by MSR amortization. Bancorp’s mortgage banking department predominantly originates residential mortgage loans to be sold in the secondary market, primarily to FNMA and FHLMC. Bancorp offers conventional, VA, FHA and GNMA financing for purchases and refinances, as well as programs for first-time homebuyers. Interest rates on mortgage loans directly influence the volume of business transacted by the mortgage-banking department. Mortgage banking revenue increased $495,000, or 15%, for the year ended December 31, 2023, as compared with the same period of 2022, driven largely by higher servicing fee income tied to the mortgage servicing portfolio added through the prior year acquisition.

As a result of the dissolution of the Captive during the fourth quarter of 2023, a loss totaling $44,000 on the sale of AFS treasury securities held by the Captive was recorded for the year ended December 31, 2023. No such activity was recorded in 2022.

Net investment product sales commissions and fees are generated primarily on stock, bond and mutual fund sales, as well as wrap fees earned on brokerage accounts. Wrap fees represent quarterly charges for investment programs that bundle together a suite of services, such as brokerage, advisory, research and management and are based on a percentage of account assets. Bancorp deploys its financial advisors primarily through its branch network via an arrangement with a third party broker-dealer, while larger managed accounts are generally serviced by Bancorp’s WM&T Department. Net investment product sales commissions and fees increased $142,000, or 5%, for the year ended December 31, 2023, as compared with the prior year, attributed to organic growth and the full year impact of acquisition-related activity.

BOLI assets represent the cash surrender value of life insurance policies on certain active and non-active employees who have provided consent for Bancorp to be the beneficiary for a portion of such policies. The related change in cash surrender value and any death benefits received under the policies are recorded as non-interest income. This income serves to offset the cost of various employee benefits. During the third quarter of 2022, Bancorp purchased $30 million of additional BOLI assets in an effort to diversify investment of excess liquidity. BOLI assets totaled $87 million as of December 31, 2023. BOLI income increased $656,000, or 41%, for the year ended December 31, 2023 compared to the prior year, which was attributed mainly to the additional prior year investment noted above in addition to general market appreciation within the policy plans during the year.

Gains and losses on the sale of premises and equipment for the year ended December 31, 2023 were driven mainly by the sale of an acquired property from CB during the third quarter and other nominal disposal activity. The large gain recorded for the year ended December 31, 2022 stemmed from the sale of certain acquired properties from CB that overlapped with existing locations.

Other non-interest income decreased $336,000, or 6%, for the year ended December 31, 2023 compared with the same period of 2022. The decrease was driven in large part by the disposition of Bancorp’s partial interest in LFA effective December 31, 2022, which contributed $1.3 million of other non-interest income for the year ended December 31, 2022. Further, Bancorp elected not to renew the Captive in August and fully dissolved it during the fourth quarter of 2023, resulting in a $132,000 decrease in Captive income compared to the prior year. Partially offsetting these declines were higher interest rate swap fee income, a $487,000 gain on the sale of VISA Class B stock originally acquired through the CB acquisition and stronger returns from insurance policies held outside of Bancorp’s BOLI portfolio compared to the prior year.

Discussion of 2022 vs 2021:

Total non-interest income increased $23.3 million, or 35%, for the year ended December 31, 2022 compared to the same period in 2021. Non-interest income comprised 28% of total revenue for both the year ended December 31, 2022 and 2021, respectively. WM&T services comprised 41% of Bancorp’s total non-interest income for the year ended December 31, 2022 compared to 42% for the same period of 2020.

WM&T revenue increased $8.5 million, or 31%, for the year ended December 31, 2022, as compared with the same period of 2021. Significant growth in AUM drove the increase over prior year, consistent with acquisition-related activity and organic new business development, more than offsetting significant declines in both fixed income and equity markets experienced during 2022.

Deposit service charges increased $2.4 million, or 42%, for the year ended December 31, 2022, as compared with the same period in 2021, mainly as a result of the contribution associated with acquisition-related activity.

Debit and credit card revenue increased $5.2 million, or 38%, for the year ended December 31, 2022, as compared with the same period in 2021, as a result of increased transaction volume and continued expansion of the customer bases, both organically and through acquisition-related activity. Total debit card income increased $3.8 million, or 40%, while total credit card income increased $1.4 million, or 35%.

Treasury management fees increased $1.7 million, or 24%, for the year ended December 31, 2022 compared to 2021, as a result of increased transaction volume, new product sales and customer base expansion. Both organic and acquisition-related sales efforts led to the expansion of online services, ACH origination, remote deposit and fraud mitigation services during 2022.

Mortgage banking revenue decreased $1.5 million, or 32%, for the year ended December 31, 2022 as compared with the same period of 2021, as rising rates and low housing inventory drove lower mortgage volume. Partially offsetting the volume-driven decrease was the benefit the mortgage servicing portfolio added through the CB acquisition.

Net investment product sales commissions and fees increased $510,000, or 20%, for the year December 31, 2022, as compared with the same period of 2021, driven by acquisition-related growth and increased customer trading activity associated with general market volatility during 2022.

BOLI income increased $683,000, or 75% for the year ended December 31, 2022 compared to the same period of 2021, attributed mainly to the additional BOLI investment made during the third quarter of 2022 and contributions from the BOLI portfolio added as a result of the KB acquisition.

During the third and fourth quarters of 2022, Bancorp completed the sale of certain acquired properties that overlapped with existing locations, recording a pre-tax gain of $4.4 million as a result.

Other non-interest income increased $1.4 million, or 36%, for the year ended December 31, 2022 as compared with the same period of 2021. The increase was driven largely by the contribution from LFA, a financial advising firm added through the CB acquisition. Bancorp’s partial interest in LFA contributed was sold effective December 31, 2022.

Non-interest Expenses

				Variance
				2023 / 2022		2022 / 2021
Years Ended December 31, (dollars in thousands)	2023	2022	2021	$	%	$	%

Compensation	$91,876	$86,640	$63,034	$5,236	6%	$23,606	37%
Employee benefits	18,451	16,568	13,479	1,883	11	3,089	23
Net occupancy and equipment	16,384	14,298	9,688	2,086	15	4,610	48
Technology and communication	17,318	14,897	11,145	2,421	16	3,752	34
Debit and credit card processing	6,481	5,909	4,494	572	10	1,415	31
Marketing and business development	5,990	5,005	4,150	985	20	855	21
Postage, printing and supplies	3,604	3,354	2,213	250	7	1,141	52
Legal and professional	3,958	2,943	2,583	1,015	34	360	14
FDIC insurance	3,911	2,758	1,847	1,153	42	911	49
Amortization of investments in tax credit partnerships	1,294	353	367	941	NM	(14)	(4)
Capital and deposit based taxes	2,476	2,621	2,090	(145)	(6)	531	25
Merger expenses	—	19,500	19,025	(19,500)	NM	475	2
Federal Home Loan Bank early termination penalty	—	—	474	—	—	(474)	NM
Intangible amortization	4,686	5,544	770	(858)	(15)	4,774	NM
Loss on disposition of LFA	—	870	—	(870)	NM	870	NM
Other	11,400	10,531	6,921	869	8	3,610	52
Total non-interest expenses	$187,829	$191,791	$142,280	$(3,962)	(2)%	$49,511	35%

Discussion of 2023 vs 2022:

Total non-interest expenses decreased $4.0 million, or 2%, for the year ended December 31, 2023, compared to the same period of 2022. While the year ended December 31, 2022 included one-time merger expenses associated with the completion of the CB acquisition, it only included approximately 10 months of normal, recurring expenses associated with the acquisition. Compensation and employee benefits comprised 59% and 54% of total non-interest expenses for the years ended December 31, 2023 and 2022, respectively. Excluding merger expenses, compensation and employee benefits comprised 60% of total non-interest expenses for the year ended December 31, 2022.

Compensation, which includes salaries, incentives, bonuses and stock based compensation, increased $5.2 million, or 6%, for the year ended December 31, 2023 compared to the prior year. The increase was attributed to growth in full time equivalent employees and annual merit-based salary increases. In addition, compensation expense totaling $630,000 related to an executive retirement agreement was also recorded during the year ended December 31, 2023. Net full time equivalent employees totaled 1,075 at December 31, 2023 compared to 1,033 at December 31, 2022.

Employee benefits consists of all personnel-related expense not included in compensation, with the most significant items being health insurance, payroll taxes and employee retirement plan contributions. Employee benefits increased $1.9 million, or 11%, for the year ended December 31, 2023 compared to the prior year, consistent with the overall increase in full time equivalent employees noted previously.

Net occupancy and equipment expenses primarily include depreciation, rent, property taxes, utilities and maintenance. Costs of capital asset additions (recorded on the balance sheet) flow through the statement of income over the lives of the assets in the form of depreciation expense. Net occupancy increased $2.1 million, or 15%, for the year ended December 31, 2023 compared to the prior year. The increase was attributed to relocation of all WM&T employees into a consolidated location as part of finalizing the CB integration plan, the prior year period experiencing only 10 months of acquisition-related activity and the opening of Bancorp’s new operations center in the latter part of 2022. In connection with the CB acquisition, 15 branches were acquired, four of which were closed shortly after acquisition in addition to one existing SYB location, as a result of branch overlap. At December 31, 2023, Bancorp’s branch network consisted of 71 locations throughout Louisville, central, eastern and Northern Kentucky, as well as the MSAs of Indianapolis, Indiana and Cincinnati, Ohio.

Technology and communication expenses include computer software usage and licensing, equipment depreciation and expenditures related to investments in technology needed to maintain and improve the quality of customer delivery channels, information security and internal resources. Technology expense increased $2.4 million, or 16%, for the year ended December 31, 2023 compared to the prior year, consistent with the full year impact of acquisition-related activity, customer expansion and continued investment in technology.

Bancorp outsources processing for debit and commercial credit card operations, which generate significant revenue for the Company. These expenses generally fluctuate consistent with transaction volumes. Debit and credit card processing expense increased $572,000, or 10%, for the year ended December 31, 2023 compared to the prior year, consistent with the increase in transaction volume and customer base expansion resulting from both organic growth and the full year impact of acquisition-related activity.

Marketing and business development expenses include all costs associated with promoting Bancorp including community support, retaining customers and acquiring new business. Marketing and business development expenses increased $985,000, or 20%, for the year ended December 31, 2023 compared to the prior year. The increase corresponds with strategic decisions to advertise in Bancorp’s new markets, increased advertising expense associated with Bancorp’s deposit promotions and the general expansion of Bancorp’s existing and prospective customer base.

Postage, printing and supplies expense increased $250,000, or 7%, for the year ended December 31, 2023 compared to the prior year, consistent with Bancorp’s expansion and promotional mailings.

Legal and professional fees increased $1.0 million, or 34%, for the year ended December 31, 2023 compared to the prior year. The increase over prior year was driven mainly by various compliance-related consulting engagements associated with preparation for expanded regulatory oversight in conjunction with future growth in total assets. Legal and professional fees associated with merger-related activity are captured in merger expenses.

FDIC insurance increased $1.2 million, or 42%, for the year ended December 31, 2023 compared to the prior year, attributed to Bancorp’s asset growth and the FDIC-mandated increase of the uniform base assessment rate.

Tax credit partnerships generate federal income tax credits, and for each of Bancorp’s investments in tax credit partnerships, the tax benefit, net of related expenses, results in a positive effect upon net income. Amounts of credits and corresponding expenses can vary widely depending upon the timing and magnitude of the underlying investments. Amortization expense associated with these investments increased $941,000 for the year ended December 31, 2023 compared to the prior year stemming from Bancorp’s investment in several larger tax credit projects during 2023.

Capital and deposit based taxes, which consist primarily of capital-based local income taxes and franchise taxes, decreased $145,000, or 6%, for the year ended December 31, 2023 compared to the prior year, driven by fluctuation in revenue growth generated within the state of Ohio, which is the only state Bancorp conducts business in that has a capital-based deposit tax.

Merger expenses for the year ended December 31, 2022 represent non-recurring expenses associated with completion of the CB acquisition and consist primarily of investment banker fees, various compensation-related expenses, legal fees, early termination fees relating to various contracts and system conversion expenses. Merger expenses totaling $19.5 million were recorded in relation to the CB acquisition for the year ended December 31, 2022.

Intangible amortization expense consists of amortization associated with the CDI of acquired deposit portfolios, as well as an intangible related to customer list of the WM&T business line added through the CB acquisition. The intangibles are generally amortized on an accelerated basis over a period of approximately ten years. Intangible amortization expense decreased $858,000, or 15%, for the year ended December 31, 2023. The decrease was attributed to both the accelerated depreciation method for which intangible assets are amortized, coupled with the previously mentioned disposal of Bancorp’s partial interest in LFA at the end of 2022, which included writing off the related CLI effective December 31, 2022.

As noted previously, Bancorp’s partial interest in LFA was sold effective December 31, 2022. The sale resulted in a pre-tax loss of $870,000, which was recorded as non-interest expense for the year ended December 31, 2022.

Other non-interest expenses increased $869,000, or 8%, for the year ended December 31, 2023 compared to the prior year, the most notable drivers being increased card reward expense, higher fraud and theft-related expenses and other ancillary expenses tied to Bancorp’s growth over the past year.

Bancorp’s efficiency ratio (FTE) for the years ended December 31, 2023 and 2022 was 55.23% and 59.30%, respectively, the latter period reflecting one-time merger-related expenses attributed to the CB acquisition, all of which were recorded in the first quarter of 2022. Bancorp also considers an adjusted efficiency ratio, which eliminates net gains (losses) on sales, calls, and impairment of investment securities, as well as net gains (losses) on sales of premises and equipment and the disposition of any acquired assets, if applicable, and the fluctuation in non-interest expenses related to amortization of investments in tax credit partnerships and merger-related expenses. Bancorp’s adjusted efficiency ratio was 54.84% and 53.61% for the years ended December 31, 2023 and 2022, respectively. See the section titled “Non-GAAP Financial Measures” for reconcilement of non-GAAP to GAAP measures.

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

Compensation increased $23.6 million, or 37%, for the year ended December 31, 2022 compared to the prior year due to growth in full time equivalent employees, annual merit-based salary increases and higher incentive compensation expense. Net full time equivalent employees totaled 1,033 at December 31, 2022 compared to 820 at December 31, 2021.

Employee benefits increased $3.1 million, or 23%, for the year ended December 31, 2022 compared to the prior year, consistent with the overall increase in full time equivalent employees previously noted.

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

Debit and credit card processing expense increased $1.4 million, or 31%, for the year ended December 31, 2022 compared to the prior year, consistent with the increase in transaction volume and customer base expansion resulting from both organic and acquisition-related growth.

Marketing and business development expenses increased $855,000, or 21%, for the year ended December 31, 2022 compared to the prior year, corresponding with strategic decisions to advertise and promote in Bancorp’s new markets and a post-pandemic return to in-person client meeting/entertainment.

Postage, printing and supplies expense increased $1.1 million, or 52%, for the year ended December 31, 2022 compared to the prior year, consistent with Bancorp’s overall expansion.

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

Amortization expense associated with tax credit investments decreased $14,000 for the year ended December 31, 2022 compared to the prior year.

Capital and deposit based taxes increased $531,000, or 25%, for the year ended December 31, 2022 compared to the prior year, as a result of both organic and acquisition-related growth.

Merger expenses of $19.5 million were recorded for the year ended December 31, 2022 and were attributed to the completion of the CB acquisition. By comparison, merger expensed for the year ended December 31, 2021 totaled $19.0 million, of which all but $525,000 was associated with the completion of the KB acquisition.

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

Bancorp’s efficiency ratio (FTE) for the year ended December 31, 2022 was 59.30%, as compared to 59.94% for the same period of 2021. The efficiency ratio (FTE) for both years was significantly impacted by the acquisitions of CB and KB in 2022 and 2021, respectively. Bancorp’s adjusted efficiency ratio for the year ended December 31, 2022 was 53.61%, compared to 51.76% for the year ended December 31, 2021. See the section titled “Non-GAAP Financial Measures” for reconcilement of non-GAAP to GAAP measures.

Income Taxes

A comparison of income tax expense and ETR follows:

Years Ended December 31, (dollars in thousands)	2023	2022	2021
Income before income tax expense	$137,927	$120,484	$95,397
Income tax expense	30,179	27,190	20,752
Effective tax rate	21.88%	22.57%	21.75%

Discussion of 2023 vs 2022:

Fluctuations in the ETR are primarily attributed to the following:

●

The stock based compensation component of the ETR fluctuates consistent with the level of SAR exercise activity in addition to the level of PSU and RSA vesting. The ETR was reduced by 0.3% for the year ended December 31, 2023 compared to a reduction of 1.0% for the prior year, consistent with exercise and vesting activity.

●

The cash surrender value of life insurance policies can vary widely from period to period, driven largely by market changes. The related impact is inversely correlated with the ETR generally, with cash surrender value declines typically serving to increase the ETR and vice versa. Changes in the cash surrender value of life insurance policies decreased the ETR by 0.7% for the year ended December 31, 2023, compared to an increase of 0.2% the same period of the prior year.

●

Bancorp invests in certain partnerships that yield federal income tax credits. Taken as a whole, the tax benefit of these investments exceeds amortization expense, resulting in a positive impact on net income. The timing and magnitude of these transactions may vary widely from period to period. The ETR for the year ended December 31, 2023 and 2022 was reduced by 0.3% and by 0.1%, respectively, based on tax credit activity.

●	Tax-exempt interest income earned on loans and investment securities reduced the ETR by 0.5% for the year ended December 31, 2023 compared to a reduction of 0.6% for the same period of the prior year.

●

Activity related to the Captive, which previously provided tax advantages associated with the tax-deductible/exempt nature of insurance premiums paid to/received by the Captive, reduced the ETR by 0.2% and 0.3% for the years ended December 31, 2023 and 2022, respectively. Bancorp elected not to renew the Captive during the third quarter of 2023 and subsequently dissolved it as of December 31, 2023. As a result, no tax benefit associated with the Captive will be experienced going forward.

●	Non-deductible merger expenses recorded during the year ended December 31, 2022 served to increase the ETR 0.1%.

Discussion of 2022 vs 2021:

Fluctuations in the ETR were primarily attributed to the following:

●	Stock compensation activity reduced the ETR 1.0% for the year ended December 31, 2022 compared to a reduction of 1.1% for the same period of 2021, consistent with exercise activity.
●	Changes in the cash surrender value of life insurance policies increased the ETR 0.2% for the year ended December 31, 2022, compared to a 0.8% decrease for the same period of the prior year.
●	The ETR for the years ended December 31, 2022 and 2021 was reduced by 0.1% and 0.2%, respectively, based on tax credit investment activity.
●	Tax-exempt interest income earned on loans and investment securities reduced the ETR by 0.6% for the year ended December 31, 2022 compared to a reduction of 0.4% for the same period of the prior year.
●	Non-deductible merger expenses recorded during the year ended December 31, 2022 served to increase the ETR 0.1%, compared to an increase of 0.4% for the same period of 2021.
●	Activity associated with the insurance captive reduced the ETR 0.3% for the year ended December 31, 2022, compared to reduction of 0.2% for the same period of 2021.

Financial Condition – December 31, 2023 Compared to December 31, 2022

Overview

Total assets increased $674 million, or 9%, to $8.17 billion at December 31, 2023 from $7.50 billion at December 31, 2022. Total loans increased $565 million, or 11%, as the result of record loan production that drove growth in nearly every loan category. Additionally, cash and cash equivalents increased $99 million, or 59%, due to deposit inflows and increased FHLB borrowing activity, while Other assets increased $152 million driven by investment in tax credit partnerships associated with meeting CRA requirements. Partially offsetting this growth was a $147 million, or 9%, decline in total investment securities stemming from scheduled maturity and pay down activity within the total portfolio, which more than offset a $30 million improvement in the market value of the AFS investment portfolio specifically.

Total liabilities increased $576 million, or 9%, to $7.31 billion at December 31, 2023 from $6.74 billion at December 31, 2022. The increase was attributed to a $279 million, or 4%, increase in total deposits, a $150 million increase in FHLB borrowings associated with funding loan growth and a $121 million increase in Other liabilities, which related to the accrual of contributions for tax credit partnerships (the offset to the increase in Other assets for tax credit investment noted above).

Stockholders’ equity increased $98 million, or 13%, to $858 million at December 31, 2023 from $760 million at December 31, 2022. Net income of $107.7 million and a $23 million increase in AOCI associated with changes in the interest rate environment and the corresponding impact on the valuation of the AFS debt securities portfolio were only partially offset by $35 million of dividends declared during 2023, serving to grow stockholder’s equity for the period.

Cash and Cash Equivalents

Cash and cash equivalents increased $99 million, or 59%, ending at $266 million at December 31, 2023 compared to $167 million at December 31, 2022, attributed largely to deposit growth and increased FHLB borrowing activity, which was partially offset by loan funding activity. Bancorp entered into $200 million of term FHLB advances in conjunction with three separate interest rate swaps during 2023 as a way of securing longer-term funding at more attractive rates. For more information on these interest rate swaps, see the footnote titled “Derivative Financial Instruments.”

Investment Securities

The primary purpose of the investment securities portfolio is to provide another source of interest income, as well as a tool for liquidity management. In managing the composition of the balance sheet, Bancorp seeks a balance between earnings sources, credit and liquidity considerations.

Investment securities decreased $147 million, or 9%, to $1.47 billion at December 31, 2023 compared to $1.62 billion at December 31, 2022, driven by scheduled maturity and pay down activity within the total portfolio, more than offsetting a $30 million improvement in the market value of the AFS investment portfolio specifically. Investment in the securities portfolio was minimal during the 2023, as Bancorp elected to maintain higher levels of liquidity amidst substantial loan growth and deposit fluctuations during the year.

The maturity distribution (based on contractual maturity) and weighted average yields of the AFS and HTM investment security portfolios follow:

	AFS
			Due after one but		Due after five but
December 31, 2023	Due within one year		within five years		within ten years		Due after ten years
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury and other U.S. Government obligations	116,269	0.50%	$—	—%	$—	—%	$—	—%
Government sponsored enterprise obligations	—	—	8,637	1.32	9,489	2.25	81,721	4.70
MBS - government agencies	4,426	0.73	20,591	2.01	69,524	2.06	593,498	1.96
Obligations of states and political subdivisions	5,104	1.86	26,036	2.00	60,378	2.13	31,972	2.07
Other	986	2.29	—	—	2,548	3.26	—	—
	$126,785	0.58%	$55,264	1.90%	$141,939	2.12%	$707,191	2.28%

	HTM
			Due after one but		Due after five but
December 31, 2023	Due within one year		within five years		within ten years		Due after ten years
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury and other U.S. Government obligations	50,031	1.86%	153,228	2.14%	$—	—%	$—	—%
Government sponsored enterprise obligations	—	—	703	2.79	25,671	2.69	544	5.44
MBS - government agencies	5	1.32	27,366	2.00	1,030	2.20	181,259	2.30
	$50,036	1.86%	$181,297	2.12%	$26,701	2.67%	$181,803	2.31%

Actual maturities for mortgage-backed securities may differ from contractual maturities due to prepayments on underlying collateral.

Loans

Total loans increased $565 million, or 11%, from December 31, 2022 to December 31, 2023. Excluding the PPP portfolio, loans grew $579 million, or 11%, over the same period. Loan growth (excluding PPP) for the year ended December 31, 2023 was experienced for nearly all loan categories, with CRE and Residential real estate posting the largest increases over the prior year.

While total line of credit utilization has improved since hitting pandemic-era lows experienced in early 2021, line of credit usage has remained below pre-pandemic levels, as customers continue to utilize cash in lieu of higher costing lines of credit. Further, the addition of new lines, particularly within the C&D and C&I portfolio segments, has increased availability over the past several quarters, but utilization of the new lines has been relatively slow compared to historical usage rates. Total line of credit utilization was 39.2% as of December 31, 2023, compared to 42.3% at December 31, 2022, with C&I utilization of 28.6% and 33.1% as of the same periods, respectively.

Bancorp’s credit exposure is well-diversified between businesses and individuals. No specific industry concentration exceeds 10% of loans outstanding. While Bancorp has a diversified loan portfolio, a customer’s ability to honor contracts is somewhat dependent upon the economic stability and/or industry in which that customer does business. Loans outstanding and related unfunded commitments are concentrated within Bancorp’s current market areas, which encompass the Louisville, Kentucky MSA, central, eastern and northern Kentucky, as well as the Indianapolis, Indiana and Cincinnati, Ohio MSAs.

CRE represents the largest segment of Bancorp’s loan portfolio, totaling $2.5 billion, or 43%, of total loans as of December 31, 2023. While a combination of higher interest rates and rising central business district vacancies across the country have created credit and collateral concerns within the CRE sector generally, Bancorp believes the quality of its CRE portfolio, and the overall loan portfolio, remains solid. Office building exposure, which is a sub-segment of CRE and perceived to be of particular risk in the current environment, is a smaller component of Bancorp’s loan portfolio, totaling $594 million, or 10%, of total loans as of December 31, 2023. Of this sub-segment total, 55% is owner-occupied and is generally accompanied by a full commercial relationship. Further, approximately $206 million of Bancorp’s office building exposure is medical-related, which presents reduced risk compared other CRE uses. Lastly, this sub-segment is concentrated in Bancorp’s primary markets, with no exposure to large office towers and minimal exposure to central business districts, and continues to perform well with minimal substandard/non-accrual and past due loans as of December 31, 2023.

Bancorp occasionally enters into loan participation agreements with other banks to diversify credit risk. For certain participation loans sold, Bancorp has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their ownership share of the loan without permission from Bancorp. GAAP requires the participated portion of these loans to be recorded as secured borrowings. These participated loans are included in the C&I and CRE loan portfolio segments with a corresponding liability recorded in other liabilities. At December 31, 2023 and December 31, 2022, the total participated portion of loans of this nature totaled $4 million and $5 million, respectively.

The following table presents the maturity distribution and rate sensitivity of the loan portfolio at December 31, 2023:

	Maturity
December 31, 2023 (in thousands)	Within one year	After one but within five years	After five but within fifteen years	After fifteen years	Total	% of Total

Commercial real estate - non-owner occupied
Fixed rate	$127,455	$747,464	$359,931	$120,406	$1,355,256	87%
Variable rate	46,884	78,390	80,717	442	206,433	13%
Total	$174,339	$825,854	$440,648	$120,848	$1,561,689	100%
Commercial real estate - owner-occupied
Fixed rate	$40,800	$411,747	$305,010	$52,774	$810,331	89%
Variable rate	12,937	14,826	56,598	12,732	97,093	11%
Total	$53,737	$426,573	$361,608	$65,506	$907,424	100%

Commercial and industrial - term
Fixed rate	$28,805	$337,037	$203,251	$2,674	$571,767	66%
Variable rate	61,896	170,143	58,981	274	291,294	34%
Total	$90,701	$507,180	$262,232	$2,948	$863,061	100%
Commercial and industrial - term - PPP
Fixed rate	$-	$4,319	$-	$-	$4,319	100%
Variable rate	-	-	-	-	-	0%
Total	$-	$4,319	$-	$-	$4,319	100%
Commercial and industrial - lines of credit
Fixed rate	$22,981	$36,443	$10,008	$-	$69,432	16%
Variable rate	286,228	77,685	4,560	1,843	370,316	84%
Total	$309,209	$114,128	$14,568	$1,843	$439,748	100%

Residential real estate - owner occupied
Fixed rate	$5,307	$32,536	$70,636	$591,055	$699,534	99%
Variable rate	473	1,247	1,241	6,398	9,359	1%
Total	$5,780	$33,783	$71,877	$597,453	$708,893	100%
Residential real estate - non-owner occupied
Fixed rate	$14,997	$156,659	$84,221	$96,277	$352,154	98%
Variable rate	2,046	2,253	2,165	97	6,561	2%
Total	$17,043	$158,912	$86,386	$96,374	$358,715	100%

Construction and land development
Fixed rate	$18,192	$65,433	$91,678	$5,698	$181,001	34%
Variable rate	137,732	173,182	38,488	921	350,323	66%
Total	$155,924	$238,615	$130,166	$6,619	$531,324	100%

Home equity lines of credit
Fixed rate	$-	$-	$-	$-	$-	0%
Variable rate	19,927	43,989	131,982	15,492	211,390	100%
Total	$19,927	$43,989	$131,982	$15,492	$211,390	100%

(continued)

(continued)	Maturity
December 31, 2023 (in thousands)	Within one year	After one but within five years	After five but within fifteen years	After fifteen years	Total	% of Total
Consumer
Fixed rate	$4,665	$40,210	$23,739	$574	$69,188	48%
Variable rate	55,040	20,775	337	-	76,152	52%
Total	$59,705	$60,985	$24,076	$574	$145,340	100%

Leases
Fixed rate	$396	$12,707	$2,400	$-	$15,503	100%
Variable rate	-	-	-	-	-	0%
Total	$396	$12,707	$2,400	$-	$15,503	100%

Credit Cards
Fixed rate	$-	$-	$-	$-	$-	0%
Variable rate	23,632	-	-	-	23,632	100%
Total	$23,632	$-	$-	$-	$23,632	100%

Total Loans
Fixed rate	$263,598	$1,844,555	$1,150,874	$869,458	$4,128,485	72%
Variable rate	646,795	582,490	375,069	38,199	1,642,553	28%
Total	$910,393	$2,427,045	$1,525,943	$907,657	$5,771,038	100%

In the event Bancorp structures a loan with a maturity exceeding five years (typically CRE loans), an automatic rate adjustment will typically be set in place at five years from origination date to limit overall interest rate sensitivity.

Non-performing Loans and Assets

Information summarizing non-performing loans and assets follows:

December 31, (dollars in thousands)	2023	2022	2021	2020	2019

Non-accrual loans	$19,058	$14,242	$6,712	$12,514	$11,494
Troubled debt restructurings (1)	-	-	12	16	34
Loans past due 90 days or more and still accruing	110	892	684	649	535
Total non-performing loans	19,168	15,134	7,408	13,179	12,063
Other real estate owned	10	677	7,212	281	493
Total non-performing assets	$19,178	$15,811	$14,620	$13,460	$12,556

Non-performing loans to total loans	0.33%	0.29%	0.18%	0.37%	0.42%
Non-peforming loans to total loans (excluding PPP) (2)	0.33%	0.29%	0.18%	0.44%	N/A
Non-performing assets to total assets	0.23%	0.21%	0.22%	0.29%	0.34%
ACL for loans to non-performing loans	414%	486%	728%	394%	222%

(1)	TDR accounting no longer applicable due to adoption of ASU 2002-02. Now considered modifications to borrowers experiencing financial difficulty.
(2)	See the section titled “Non-GAAP Financial Measures” for reconcilement of non-GAAP to GAAP measures.

Non-performing loans to total loans were 0.33% at December 31, 2023 compared to 0.29% at December 31, 2022, the increase being attributed largely to one C&I relationship that was placed on non-accrual status during the first quarter of 2023 and a CRE relationship that was put on non-accrual status during the fourth quarter of 2023.

Non-performing assets totaled $19 million at December 31, 2023 compared to $16 million at December 31, 2022.

In total, non-performing assets as of December 31, 2023 were comprised of 106 loans ranging in individual amounts up to $6 million and one residential real estate property held as OREO.

The following table presents the major classifications of non-accrual loans by primary portfolio:

December 31, (in thousands)	2023	2022

Commercial real estate - non-owner occupied	$8,649	$7,707
Commercial real estate - owner occupied	885	2,525
Total commercial real estate	9,534	10,232

Commercial and industrial - term	4,456	1,182
Commercial and industrial - PPP	—	21
Commercial and industrial - lines of credit	215	348
Total commercial and industrial	4,671	1,551

Residential real estate - owner occupied	3,667	1,801
Residential real estate - non-owner occupied	372	219
Total residential real estate	4,039	2,020

Construction and land development	—	—
Home equity lines of credit	467	205
Consumer	337	234
Leases	—	—
Credit cards	10	—
Total non-accrual loans	$19,058	$14,242

Loans are placed in a non-accrual income status when prospects for recovering both principal and accrued interest are considered doubtful or when a default of principal or interest has existed for 90 days or more, unless such a loan is well- secured and in the process of collection or renewal. Interest income recorded on non-accrual loans as principal payments was $342,000, $160,000, and $312,000 for 2023, 2022, and 2021. Interest income that would have been recorded if non-accrual loans were on a current basis in accordance with their original terms was $1.5 million, $1.1 million, and $359,000 for 2023, 2022, and 2021.

In addition to non-performing loans discussed above, there were loans, which are accruing interest, for which payments were current or less than 90 days past due where borrowers are experiencing elevated financial difficulties. These substandard loans totaled approximately $43 million and $40 million at December 31, 2023 and 2022, respectively. These relationships are monitored closely for possible future inclusion in non-performing loans. Management believes it has adequately reflected credit exposure in these loans in its determination of the allowance.

Bancorp adopted ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures,” effective January 1, 2023. The amendments in ASU 2022-02 eliminated the recognition and measure of troubled debt restructurings and enhanced disclosures for loan modifications to borrowers experiencing financial difficulty.

During the year ended December 31, 2023, there were no modifications made to loans for borrowers experiencing financial difficulty and there were no payment defaults of existing modified loans within 12 months following modification. Default is determined at 90 days or more past due, charge off, or foreclosure.

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

Delinquent Loans

Delinquent loans (consisting of all loans 30 days or more past due) totaled $17 million at both December 31, 2023 and December 31, 2022. Delinquent loans total loans were 0.30% and 0.32% at December 31, 2023 and December 31, 2022.

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

Bancorp’s ACL for loans was $79 million as of December 31, 2023 compared to $74 million as of December 31, 2022. Provision expense for credit losses on loans of $12.5 million was recorded for the year ended December 31, 2023, driven by strong loan growth and net charge off activity. Net charge-off activity of $6.6 million was recorded for the year ended December 31, 2023, which was attributed mainly to the charge off of two larger, isolated C&I relationships, one of which was fully reserved for in a prior period.

The table below details net charge-offs to average loans outstanding by category of loan for the years ended December 31, 2023, 2022 and 2021:

	2023			2022			2021
(in thousands) Years ended December 31,	Net (charge offs)/ recoveries	Average loans	Net (charge offs)/ recoveries to average loans	Net (charge offs)/ recoveries	Average loans	Net (charge offs)/ recoveries to average loans	Net (charge offs)/ recoveries	Average loans	Net (charge offs)/ recoveries to average loans

Commercial real estate - non-owner occupied	$91	$1,465,305	0.01%	$-	$1,342,829	0.00%	$(2,896)	$1,027,405	-0.28%
Commercial real estate - owner occupied	9	884,555	0.00%	172	782,185	0.02%	(1,326)	592,577	-0.22%
Total commercial real estate	100	2,349,860	0.00%	172	2,125,014	0.01%	(4,222)	1,619,982	-0.26%

Commercial and industrial - term	(2,239)	796,039	-0.28%	559	692,214	0.08%	(1,303)	550,101	-0.24%
Commercial and industrial - term - PPP	-	8,877	0.00%	-	52,704	0.00%	-	397,282	0.00%
Commercial and industrial - lines of credit	(3,476)	444,244	-0.78%	(200)	417,254	-0.05%	-	290,231	0.00%
Total commercial and industrial	(5,715)	1,249,160	-0.46%	359	1,162,172	0.03%	(1,303)	1,237,614	-0.11%

Residential real estate - owner occupied	2	649,431	0.00%	34	513,458	0.01%	(349)	334,718	-0.10%
Residential real estate - non-owner occupied	2	334,660	0.00%	(5)	296,682	0.00%	5	221,214	0.00%
Total residential real estate	4	984,091	0.00%	29	810,140	0.00%	(344)	555,932	-0.06%

Construction and land development	-	458,572	0.00%	(72)	374,415	-0.02%	3	290,705	0.00%
Home equity lines of credit	(12)	203,796	-0.01%	-	182,874	0.00%	1	121,276	0.00%
Consumer	(379)	141,140	-0.27%	(442)	130,595	-0.34%	(311)	98,093	-0.32%
Leases	-	13,934	0.00%	-	13,849	0.00%	-	13,770	0.00%
Credit cards	(626)	22,312	-2.81%	(45)	20,065	-0.22%	-	13,885	0.00%
Total	$(6,628)	$5,422,865	-0.12%	$1	$4,819,124	0.00%	$(6,176)	$3,951,257	-0.16%

The following table sets forth the ACL by category of loan:

	December 31, 2023			December 31, 2022
(dollars in thousands)	Allocated Allowance	% of Total ACL for loans	ACL for loans to Total Loans (1)	Allocated Allowance	% of Total ACL for loans	ACL for loans to Total Loans (1)

Commercial real estate - non-owner occupied	$22,133	28%	1.42%	$22,641	31%	1.62%
Commercial real estate - owner occupied	11,667	15%	1.29%	10,827	15%	1.30%
Total commercial real estate	33,800	43%	1.37%	33,468	46%	1.50%

Commercial and industrial - term (1)	14,359	18%	1.66%	12,991	17%	1.70%
Commercial and industrial - lines of credit	6,495	8%	1.48%	6,389	9%	1.37%
Total commercial and industrial	20,854	26%	1.60%	19,380	26%	1.57%

Residential real estate - owner occupied	9,316	12%	1.31%	6,717	9%	1.14%
Residential real estate - non-owner occupied	4,282	5%	1.19%	3,597	5%	1.15%
Total residential real estate	13,598	17%	1.27%	10,314	14%	1.14%

Construction and land development	7,593	10%	1.43%	7,186	10%	1.61%
Home equity lines of credit	1,660	2%	0.79%	1,613	2%	0.80%
Consumer	1,407	2%	0.97%	1,158	2%	0.83%
Leases	220	0%	1.42%	201	0%	1.51%
Credit cards	242	0%	1.02%	211	0%	1.03%
Total	$79,374	100%	1.38%	$73,531	100%	1.42%

(1)	Excludes the PPP loan portfolio, which was not reserved for based on the underlying 100% SBA guarantee.

The ACL for loans calculation and resulting credit loss expense is significantly impacted by changes in forecasted economic conditions. Should the forecast for economic conditions change, Bancorp could experience further adjustments in its required ACL for loans credit loss expense.

Selected ratios relating to the ACL on loans follow:

Years Ended December 31,	2023	2022	2021

Provision for credit losses on loans to average total loans	0.23%	0.20%	0.04%
Net (charge offs)/recoveries to average total loans	-0.12%	0.00%	-0.16%
ACL for loans to average loans	1.46%	1.53%	1.36%
ACL for loans to total loans	1.38%	1.41%	1.29%
ACL for loans to total loans (excluding PPP) (1)	1.38%	1.42%	1.34%

(1)	See the section titled “Non-GAAP Financial Measures” for reconcilement of non-GAAP to GAAP measures.

While separate from the ACL for loans and recorded in other liabilities on the consolidated balance sheets, the ACL for off balance sheet credit exposures also experienced an increase between December 31, 2022 and December 31, 2023. Provision for credit loss expense for off balance sheet credit exposures of $1.3 million was recorded for the year ended December 31, 2023, driven largely by the addition of new C&D and C&I lines of credit. The ACL for off balance sheet credit exposures totaled $5.9 million as of December 31, 2023, compared to $4.5 million as of December 31, 2022.

Premises and Equipment

Premises and equipment are presented on the consolidated balance sheets net of related depreciation on the respective assets, as well as fair value adjustments associated with purchase accounting. Premises and equipment experienced minimal fluctuation between December 31, 2022 and December 31, 2023. Bancorp’s branch network consists of 71 locations throughout Louisville, central, eastern and northern, Kentucky, as well as the Indianapolis, Indiana and Cincinnati, Ohio markets as of December 31, 2023.

Premises held for sale totaling $2.5 million was recorded on Bancorp’s consolidated balance sheets as of December 31, 2023, which consists of three vacant parcels of land, an acquired administrative building and two former branch locations.

BOLI

Bank-owned life insurance assets increased $2 million, or 3%, to $87 million at December 31, 2023, compared to $85 million at December 31, 2022, the increase being attributed to appreciation within the plan experienced during the year.

Goodwill

At December 31, 2023, Bancorp had $194 million in goodwill recorded on its balance sheet. Goodwill totaling $67 million was initially recorded in association with the acquisition of CB in 2022, $8.5 million of which was subsequently written off as a result of the disposition of Bancorp’s partial interest in LFA. Goodwill totaling $123 million was recorded in association with the acquisition of KB in 2021. Additionally, Goodwill totaling $12 million and $682,000 was recorded in relation to the acquisitions of KSB and Austin State Bank in 2019 and 1996, respectively. The acquisition of TBOC in 2013 resulted in a bargain purchase gain.

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

Core Deposit and Customer List Intangibles

CDIs and CLIs arising from business acquisitions are initially measured at fair value and are then amortized on an accelerated method based on their useful lives. As of December 31, 2023 and December 31, 2022, Bancorp’s CDI assets totaled $12 million and $15 million, respectively. A CDI asset of $13 million was recorded during the first quarter of 2022 as a result of the CB acquisition.

As of December 31, 2023 and December 31, 2022, Bancorp’s CLI assets were $8 million and $10 million, respectively, and are attributed entirely to the WM&T segment acquired from CB. CLI assets totaling $14 million were initially recorded in association with the CB acquisition during the first quarter of 2022. However, as a result of Bancorp’s disposition of its partial interest in LFA effective December 31, 2022, the $2 million CLI associated with that business was written off and included in the loss recorded in relation to the disposition in 2022.

As of December 31, 2023, Bancorp did not incur any impairment with respect to its intangible assets or other long-lived assets.

Other Assets and Other Liabilities

Other assets increased $152 million to $287 million between December 31, 2022 and December 31, 2023. Other liabilities increased $121 million, or 97%, to $247 million over the same period.

The increase in Other assets stemmed mainly from Bancorp’s investment in tax credit partnerships during 2023, which have served as an economical means of fulfilling CRA requirements. As of December 31, 2023, Bancorp did not incur any impairment with respect to its intangible assets or other long-lived assets.

The increase in Other liabilities was attributed largely to the accrual of future tax credit investment obligations, which outpaced a reduction in various accrued liabilities, such as employee incentive compensation/benefits and tax liabilities.

Deposits

Total deposits increased $279 million, or 4%, from December 31, 2022 to December 31, 2023, as time deposit growth associated with successful promotional product offerings and other interest-bearing deposit inflows more than offset a decline in non-interest bearing deposits. Average total deposit balances, which offer a more accurate representation of activity for the year, experienced a $67 million, or 1%, decline compared to the prior year, as a $290 million, or 14% decrease in average non-interest bearing deposits was only partially offset by a $223 million, or 5%, increase in average interest-bearing deposit balances.

As a result of intense pricing pressure/competition for deposits, the rates paid by Bancorp on deposits has increased and the deposit base itself has shifted to a heavier interest-bearing mix over the past several quarters. The cost of interest-bearing deposits rose to 1.77% for the year ended December 31, 2023 compared to 0.37% for the same period of the prior year, with the cost of total deposits (including non-interest deposits) rising to 1.28% from 0.25% for the same periods, respectively.

Average deposit balances and average rates paid on such deposits for the years indicated are summarized as follows:

	2023		2022		2021
Years Ended December 31, (dollars in thousands)	Average balance	Average rate	Average balance	Average rate	Average balance	Average rate
Non-interest bearing demand deposits	$1,763,157	—%	$2,053,213	—%	$1,578,795	—%
Interest bearing demand deposits	2,277,001	1.50	2,218,416	0.41	1,633,606	0.11
Savings deposits	483,245	0.27	538,971	0.12	328,570	0.03
Money market deposits	1,115,331	2.16	1,140,025	0.46	919,778	0.06
Time deposits	732,998	2.99	487,981	0.27	420,308	0.76

Total average deposits	$6,371,732		$6,438,606		$4,881,057

Maturities of time deposits of $250,000 or more at December 31, 2023 are as follows:

(in thousands)
Three months or less	$54,203
Over three through six months	91,973
Over six through 12 months	91,837
Over 12 months	41,461
Total	$279,474

Securities Sold Under Agreement to Repurchase

SSUAR represent a funding source of Bancorp and are used by commercial customers in conjunction with collateralized corporate cash management accounts. Such repurchase agreements are considered financing agreements and mature within one business day from the transaction date. At December 31, 2023 and 2022, all of these financing arrangements had overnight maturities and were secured by government sponsored enterprise obligations and government agency mortgage-backed securities that were owned and controlled by Bancorp.

SSUARs are collateralized by securities and are treated as financings; accordingly, the securities involved with the agreements are recorded as assets and are held by a safekeeping agent and the obligations to repurchase the securities are reflected as liabilities. All securities underlying the agreements are under the Bancorp’s control.

SSUARs increased $20 million, or 15%, between December 31, 2022 and December 31, 2023, largely as a result of some customers experiencing normal cyclical fluctuation in their SSUAR balances.

Federal Funds Purchased and Other Short-Term Borrowing

FFP and other short-term borrowing balances increased $4 million, or 46%, between December 31, 2022 and December 31, 2023. At December 31, 2023, FFP related mainly to excess liquidity held by downstream correspondent bank customers of Bancorp.

Subordinated debentures

As a result of the CB acquisition, Bancorp became the 100% successor owner of the following unconsolidated trust subsidiaries: Commonwealth Statutory Trust III, Commonwealth Statutory Trust IV and Commonwealth Statutory Trust V. The sole assets of the trust subsidiaries represent the proceeds of offerings loaned in exchange for subordinated debentures with similar terms to the TPS. The TPS are treated as part of Tier 1 Capital. The subordinated note and related interest expense are included in Bancorp’s consolidated financial statements. The subordinated notes are currently redeemable at Bancorp’s option on a quarterly basis. As of December 31, 2023, subordinated notes added through the CB acquisition totaled $27 million.

FHLB advances

FHLB advances outstanding at December 31, 2023 totaled $200 million, consisting entirely of a three-month rolling advance related to three separate interest rate swaps (cash flow hedges) that have been entered into during 2023 in an effort to secure longer-term funding at more attractive rates. For more information related to the interest rate swaps noted above, see the footnote titled, “Derivative Financial Instruments.”

Liquidity

The role of liquidity management is to ensure funds are available to meet depositors’ withdrawal and borrowers’ credit demands, while at the same time maximizing profitability. This is accomplished by balancing changes in demand for funds with changes in supply of funds. Liquidity is provided by short-term assets that can be converted to cash, AFS debt securities, various lines of credit available to Bancorp, and the ability to attract funds from external sources, principally deposits. Management believes it has the ability to increase deposits at any time by offering rates slightly higher than market rate.

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

Bancorp’s most liquid assets are comprised of cash and due from banks, FFS and AFS debt securities. FFS and interest bearing deposits totaled $171 million and $85 million at December 31, 2023 and December 31, 2022, respectively. The increase experienced during 2023 is attributed mainly to deposit growth and the increase in FHLB borrowing activity. FFS normally have overnight maturities while interest-bearing deposits in banks are accessible on demand. These investments are used for general daily liquidity purposes.

The fair value of the AFS debt security portfolio was $1.03 billion and $1.14 billion at December 31, 2023 and December 31, 2022, respectively. The decrease in AFS debt security portfolio for during 2023 is attributed to scheduled maturities and normal pay down activity within the portfolio, which more than offset a market value appreciation during the period. The investment portfolio (HTM and AFS) includes total cash flows on amortizing debt securities of approximately $373 million (based on assumed prepayment speeds as of December 31, 2023) expected over the next 12 months, including $181 million of contractual maturities. Combined with FFS and interest bearing deposits from banks, AFS debt securities offer substantial resources to meet either loan growth or reductions in Bancorp’s deposit funding base. Bancorp pledges portions of its investment securities portfolio to secure public funds, cash balances of certain WM&T accounts and SSUAR. At December 31, 2023, the total carrying value of investment securities pledged for these purposes comprised 67% of the debt securities portfolio, leaving approximately $480 million of unpledged debt securities.

Bancorp’s deposit base consists mainly of core deposits, which are defined as demand, savings, and money market deposit accounts, time deposits less than or equal to $250,000, and excludes public funds and brokered deposits. At December 31, 2023, such deposits totaled $5.78 billion and represented 87% of Bancorp’s total deposits, as compared with $5.60 billion, or 88% of total deposits at December 31, 2022. Because these core deposits are less volatile and are often tied to other products of Bancorp through long lasting relationships, they normally do not place undue pressure on liquidity. However, given the intense, industry-wide deposit pricing pressure that is currently being experienced, deposits may generally be more sensitive to market rates, with potential decreases possibly straining Bancorp’s liquidity position.

As of December 31, 2023 and December 31, 2022, Bancorp held brokered deposits totaling $597,000 and $599,000, respectively, the majority of which was added through acquisition-related activity in 2022 and 2021.

Included in total deposit balances at December 31, 2023 are $613 million in public funds generally comprised of accounts with local government agencies and public school districts in the markets in which Bancorp operates. At December 31, 2022, public funds deposits totaled $692 million, the decrease experienced during 2023 was attributed to a small number of public fund relationships obtained through acquisition leaving the Bank due to competitor bids at rates exceeding the FFTR.

Bancorp is a member of the FHLB of Cincinnati. As a member of the FHLB, Bancorp has access to credit products of the FHLB. Bancorp views these borrowings as a potential low cost alternative to brokered deposits. At December 31, 2023 and December 31, 2022, available credit from the FHLB totaled $1.33 billion and $1.36 billion, respectively, the decline during this period being attributed to increased utilization of FHLB borrowings. Bancorp also had unsecured FFP lines with correspondent banks totaling $80 million at both December 31, 2023 and December 31, 2022, respectively.

During the normal course of business, Bancorp enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through Bancorp’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of Bancorp’s liquidity.

Bancorp’s principal source of cash is dividends paid to it as the sole shareholder of the Bank. As discussed in the Footnote titled “Commitments and Contingent Liabilities,” as of January 1st of any year, the Bank may pay dividends in an amount equal to the Bank’s net income of the prior two years less any dividends paid for the same two years. At December 31, 2023, the Bank could pay an amount equal to $145 million in dividends to Bancorp without regulatory approval subject to ongoing capital requirements of the Bank.

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

Bancorp provides customers with off-balance sheet credit support through loan commitments and standby letters of credit. Unused loan commitments increased $393 million, or 19%, as of December 31, 2023 compared to December 31, 2022 consistent with substantial organic growth experienced during the year. However, as previously noted, line of credit utilization has been below historical usage rates despite this growth.

Most commitments to extend credit are an agreement to lend to a customer as long as collateral is available as agreed upon and there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bancorp uses the same credit and collateral policies in making commitments and conditional guarantees as for on-balance sheet instruments. Bancorp evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, securities, equipment and real estate. However, should the commitments be drawn upon and should our customers default on their resulting obligation to us, our maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those instruments.

Additional detail regarding credit-related financial instruments, including both commitments to extend credit and letters of credit at December 31, 2023 are as follows:

	Amount of commitment expiration per period
	Less than	One-three	Three-five	Over five
(in thousands)	one year	years	years	years	Total

Unused loan commitments	$1,126,843	$446,189	$339,443	$510,411	$2,422,886
Standby letters of credit	31,526	2,248	4	—	33,778

The ACL for off balance sheet credit exposures, which is separate from the ACL for loans and recorded in other liabilities on the consolidated balance sheets, was $5.9 million and $4.5 million as of December 31, 2023 and December 31, 2022, respectively. Provision expense for off balance sheet credit exposures of $1.3 million was recorded for the year ended December 31, 2023, driven largely by the addition of new C&D and C&I lines of credit. Provision expense for off balance sheet credit exposures of $575,000 was recorded for the year ended December 31, 2022.

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

Required payments under such commitments at December 31, 2023 are as follows:

	Payments due by period
	Less than	One-three	Three-five	Over five
(in thousands)	one year	years	years	years	Total

Time deposit maturities	$862,913	$108,023	$12,341	$-	$983,277
FHLB advances	200,000	—	—	—	200,000
Tax credit partnership contributions	48,481	96,141	8,096	5,000	157,718
Subordinated debentures	—	—	—	26,000	26,000
Operating leases (1)	2,773	4,421	4,331	10,962	22,487
Defined benefit retirement plan	219	438	438	2,183	3,278
Other (2)	1,123	1,293	1,332	1,024	4,772

(1)	Includes assumed lease renewals.
(2)	Consists primarily of contractual requirements relating to community sponsorships.

See the footnote titled “Commitments and Contingent Liabilities” for additional detail.

Capital

Information pertaining to Bancorp’s capital balances and select ratios follow:

Years ended December 31, (dollars in thousands, except per share data)	2023	2022	2021

Stockholders’ equity	$858,103	$760,432	$675,869
Dividends per share	$1.18	$1.14	$1.10
Dividend payout ratio, based on basic EPS	31.98%	35.19%	36.67%

At December 31, 2023, stockholders’ equity totaled $858 million, representing an increase of $98 million, or 13%, compared to December 31, 2022. The increase for year ended December 31, 2023 was attributed to recording net income of $107.7 million and a $23 million increase in AOCI, which was only partially offset by $35 million of dividends declared, serving to grow stockholder’s equity for the period. AOCI consists of net unrealized gains or losses on AFS debt securities and cash flow hedging instruments in addition to a minimum pension liability, each net of income taxes. The changes in AOCI from December 31, 2022 to December 31, 2023 were the result of changes in the interest rate environment and its corresponding impact on the valuation of these components, mainly the AFS debt securities portfolio. See the “Consolidated Statement of Changes in Stockholders’ Equity” for further detail of changes in equity.

Bancorp’s TCE ratio and tangible book value per share, both non-GAAP disclosures, experienced improvement between December 31, 2022 and December 31, 2023, which stemmed largely from recording net income of $107.7 million and the $23 million positive change in AOCI for the year ended December 31, 2023. TCE was 8.09% at December 31, 2023 compared to 7.44% at December 31, 2022, while tangible book value per share was $21.95 at December 31, 2023 compared to $18.50 at December 31, 2022. See the section titled “Non-GAAP Financial Measures” for reconcilement of non-GAAP to GAAP measures.

Bancorp increased its cash dividends declared to stockholders during 2023 to an annual dividend of $1.18, from $1.14 per share in 2022 and $1.10 in 2021. This represents a payout ratio of 31.98% based on basic EPS and an annual dividend yield of 2.29% based upon the year-end closing stock price.

In May 2023, Bancorp’s Board of Directors extended its share repurchase program authorizing the repurchase of up to 1 million shares, or approximately 4% of Bancorp’s total common shares outstanding at the time. The plan, which will expire in May 2025 unless otherwise extended or completed at an earlier date, does not obligate Bancorp to repurchase any specific dollar amount or number of shares prior to the plan’s expiration. Based on economic developments over the past year and the increased importance of capital preservation, no shares were repurchased in 2022, nor 2023. Approximately 741,000 shares remain eligible for repurchase under the current repurchase plan.

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

Capital ratios as of December 31, 2023 decreased compared December 31, 2022, as a result of substantial risk-weighted asset growth within the loan portfolio and tax credit investment activity, which was buoyed by strong operating results. Bancorp continues to exceed the regulatory requirements for all calculations. Bancorp and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB and the FDIC, in addition to the capital conservation buffer.

Banking regulators have categorized the Bank as well-capitalized. To meet the definition of well-capitalized for prompt corrective action requirements, a bank must have a minimum 6.5% Common Equity Tier 1 Risk-Based Capital ratio, 8.0% Tier 1 Risk-Based Capital ratio, 10.0% Total Risk-Based Capital ratio and 5.0% Tier 1 Leverage ratio.

Additionally, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, Bancorp and the Bank must hold a 2.5% capital conservation buffer composed of Common Equity Tier 1 Risk-Based Capital above the minimum risk-based capital requirements for the Common Equity Tier 1 Risk-Based Capital ratio, Tier 1 Risk-Based Capital ratio and Total Risk-Based Capital ratio necessary to be considered adequately-capitalized. At December 31, 2023, the adequately-capitalized minimums, including the capital conservation buffer, were a 7.0% Common Equity Tier 1 Risk-Based Capital ratio, 8.5% Tier 1 Risk-Based Capital ratio and 10.5% Total Risk-Based Capital ratio. Bancorp met these levels as of December 31, 2023 and 2022.

As a result of the CB acquisition, Bancorp became the 100% successor owner of the following unconsolidated trust subsidiaries: Commonwealth Statutory Trust III, Commonwealth Statutory Trust IV and Commonwealth Statutory Trust V. The sole assets of the trust subsidiaries represent the proceeds of offerings loaned in exchange for subordinated debentures with similar terms to the TPS. The TPS are treated as part of Tier 1 Capital. The subordinated note and related interest expense are included in Bancorp’s consolidated financial statements. The subordinated notes are currently redeemable at Bancorp’s option on a quarterly basis. As of December 31, 2023, subordinated notes totaled $27 million.

As permitted by the interim final rule issued on March 27, 2020 by the federal banking regulatory agencies, Bancorp elected the option to delay the estimated impact on regulatory capital related to the adoption of ASC 326 “Financial Instruments – Credit Losses,” or CECL, which was effective January 1, 2020. The initial impact of adoption of ASC 326, as well as 25% of the quarterly increases in the ACL subsequent to adoption of ASC 326 (collectively the “transition adjustments”) were delayed for two years. After two years, the cumulative amount of the transition adjustments became fixed and will be phased out of the regulatory capital calculations evenly over a three-year period, with 75% recognized in year three, 50% recognized in year four and 25% recognized in year five. After five years, the temporary regulatory capital benefits will be fully reversed. 2024 will represent year five of the transition period for Bancorp. Had Bancorp not elected to defer the regulatory capital impact of CECL, the post ASC 326 adoption capital ratios of Bancorp and the Bank would still have exceeded the well-capitalized level.

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

Interest rate swaps are valued using primarily Level 2 inputs. Fair value measurements generally based on benchmark forward yield curves and other relevant observable market data. For purposes of potential valuation adjustments to derivative positions, Bancorp evaluates the credit risk of its counterparties as well as its own credit risk. To date, Bancorp has not realized any losses due to a counterparty’s inability to perform and the change in value of derivative assets and liabilities attributable to credit risk was not significant during 2023, 2022 and 2021.

MSRs, carried in other assets and recorded at fair value upon capitalization, are amortized to correspond with estimated servicing income and are periodically assessed for impairment based on fair value at the reporting date. Fair value is based on a valuation model that calculates the present value of estimated net servicing income. The model incorporates assumptions that market participants would use in estimating future net servicing income. These measurements are classified as Level 3. At December 31, 2023 and 2022, there was no valuation allowance for MSRs, as fair value exceeded carrying value.

Loans considered to be collateral dependent are measured for impairment and, if indicated, a specific allocation is established based on the value of underlying collateral. Collateral dependent loans include non-accrual loans, individually analyzed PCD loans and loans modified for borrowers experiencing financial difficulty. For collateral dependent loans, fair value amounts represent only those loans with specific valuation allowances established or adjusted and loans charged down to their carrying value during the period. At December 31, 2023 and December 31, 2022, the carrying value of collateral dependent loans measured at fair value on a non-recurring basis was $14 million and $21 million, respectively. These measurements are classified as Level 3.

OREO, which is carried in other assets at the lower of cost or fair value, is periodically assessed for impairment based on fair value at the reporting date. Fair value is commonly based on recent real estate appraisals or valuations performed by internal or external parties which use judgments and assumptions that are property-specific and sensitive to changes in the overall economic environment. Appraisals may be further discounted based on management’s judgement and/or changes in market conditions from the date of the most recent appraisal. Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3. OREO is equal to the carrying value of only parcels of OREO for which carrying value equals appraised value. If a parcel of OREO has a carrying value below its appraised value, it is not considered to be carried at fair value. The losses represent write-downs which occurred during the period indicated. At December 31, 2023 and 2022, the carrying value of OREO was $10,000 and $677,000, respectively, with the decline being attributed to the sale of two properties during 2023.

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

Non-GAAP Financial Measures

The following table provides a reconciliation of total stockholders’ equity in accordance with GAAP to tangible stockholders’ equity (TCE), a non-GAAP disclosure. Bancorp provides the TCE per share, a non-GAAP measure, in addition to those defined by banking regulators, based on its widespread use by investors as a means to evaluate capital adequacy:

December 31, (dollars and shares in thousands, except per share data)	2023	2022

Total stockholders' equity - GAAP (a)	$858,103	$760,432
Less: Goodwill	(194,074)	(194,074)
Less: Core deposit and other intangibles	(20,304)	(24,990)
Tangible common equity - Non-GAAP (c)	$643,725	$541,368

Total assets - GAAP (b)	$8,170,102	$7,496,261
Less: Goodwill	(194,074)	(194,074)
Less: Core deposit and other intangibles	(20,304)	(24,990)
Tangible assets - Non-GAAP (d)	$7,955,724	$7,277,197

Total stockholders' equity to total assets - GAAP (a/b)	10.50%	10.14%
Tangible common equity to tangible assets - Non-GAAP (c/d)	8.09%	7.44%

Total shares outstanding (e)	29,329	29,259

Book value per share - GAAP (a/e)	$29.26	$25.99
Tangible common equity per share - Non-GAAP (c/e)	21.95	18.50

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

December 31, (dollars in thousands)	2023	2022

Total loans - GAAP (a)	$5,771,038	$5,205,918
Less: PPP loans	(4,319)	(18,593)
Total non-PPP loans - Non-GAAP (b)	$5,766,719	$5,187,325

ACL for loans (c)	$79,374	$73,531
Non-performing loans (d)	19,168	15,134
Delinquent loans (e)	17,322	16,863

ACL for loans to total loans - GAAP (c/a)	1.38%	1.41%
ACL for loans to total loans - Non-GAAP (c/b)	1.38%	1.42%

Non-performing loans to total loans - GAAP (d/a)	0.33%	0.29%
Non-performing loans to total loans - Non-GAAP (d/b)	0.33%	0.29%

Delinquent loans to total loans - GAAP (e/a)	0.30%	0.32%
Delinquent loans to total loans - Non-GAAP (e/b)	0.30%	0.33%

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

Years ended December 31, (dollars in thousands)	2023	2022	2021

Total non-interest expenses (a)	$187,829	$191,791	$142,280
Less: Merger expenses	—	(19,500)	(19,025)
Less: Loss on disposition of LFA	—	(870)	—
Less: Amortization of investments in tax credit partnerships	(1,294)	(353)	(367)
Total non-interest expenses - Non-GAAP (c)	$186,535	$171,068	$122,888

Total net interest income, FTE	$247,869	$234,267	$171,508
Total non-interest income	92,220	89,149	65,850
Total revenue - Non-GAAP (b)	340,089	323,416	237,358
Less: (Gain)/loss on sale of premises and equipment	30	(4,341)	78
Less: Loss on sale of securities	44	—	—
Total adjusted revenue - Non-GAAP (d)	$340,163	$319,075	$237,436

Efficiency ratio - Non-GAAP (a/b)	55.23%	59.30%	59.92%
Adjusted efficiency ratio - Non-GAAP (c/d)	54.84%	53.61%	51.76%

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

Item 8.             Financial Statements and Supplementary Data.

The following consolidated financial statements of Bancorp, and reports of independent registered public accounting firms and management are included below:

Consolidated Balance Sheets - December 31, 2023 and 2022

Consolidated Statements of Income - years ended December 31, 2023, 2022 and 2021

Consolidated Statements of Comprehensive Income (Loss) - years ended December 31, 2023, 2022 and 2021

Consolidated Statements of Changes in Stockholders’ Equity - years ended December 31, 2023, 2022 and 2021

Consolidated Statements of Cash Flows - years ended December 31, 2023, 2022 and 2021

Footnotes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm (FORVIS, LLP, Indianapolis, Indiana, PCAOB ID 686)

Management’s Report on Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2023	2022
Assets
Cash and due from banks	$94,466	$82,515
Federal funds sold and interest bearing due from banks	171,493	84,852
Total cash and cash equivalents	265,959	167,367

Mortgage loans held for sale, at fair value	6,056	2,606
Available for sale debt securities (amortized cost of $1,154,153 in 2023 and $1,297,977 in 2022, respectively)	1,031,179	1,144,617
Held to maturity debt securities (fair value of $408,519 in 2023 and $431,833 in 2022, respectively)	439,837	473,217
Federal Home Loan Bank stock, at cost	16,236	10,928
Loans	5,771,038	5,205,918
Allowance for credit losses on loans	(79,374)	(73,531)
Net loans	5,691,664	5,132,387

Premises and equipment, net	101,174	101,612
Premises held for sale	2,502	2,644
Bank owned life insurance	86,927	84,674
Accrued interest receivable	26,830	22,157
Goodwill	194,074	194,074
Core deposit intangible	11,944	14,958
Customer list intangible	8,360	10,032
Other assets	287,360	134,988
Total assets	$8,170,102	$7,496,261

Liabilities
Deposits:
Non-interest bearing	$1,548,624	$1,950,198
Interest bearing	5,122,124	4,441,054
Total deposits	6,670,748	6,391,252

Securities sold under agreements to repurchase	152,991	133,342
Federal funds purchased	12,852	8,789
Subordinated debentures	26,740	26,343
Federal Home Loan Bank advances	200,000	50,000
Accrued interest payable	2,094	660
Other liabilities	246,574	125,443
Total liabilities	7,311,999	6,735,829

Commitments and contingent liabilities (Footnote 21)

Stockholders’ equity
Preferred stock, no par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value. Authorized 40,000,000 shares; issued and outstanding 29,329,000 and 29,259,000 shares in 2023 and 2022, respectively	58,602	58,367
Additional paid-in capital	385,955	377,703
Retained earnings	506,344	439,898
Accumulated other comprehensive loss	(92,798)	(115,536)
Total stockholders’ equity	858,103	760,432
Total liabilities and equity	$8,170,102	$7,496,261

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, (in thousands, except per share data)

	2023	2022	2021
Interest income:
Loans, including fees	$302,044	$216,138	$164,073
Federal funds sold and interest bearing due from banks	8,411	6,018	645
Mortgage loans held for sale	211	190	249
Federal Home Loan Bank stock	1,560	505	262
Investment securities:
Taxable	32,706	27,302	11,575
Tax-exempt	1,764	1,499	272
Total interest income	346,696	251,652	177,076
Interest expense:
Deposits	81,585	16,412	5,627
Securities sold under agreements to repurchase	2,087	567	24
Federal funds purchased and other short-term borrowing	689	154	14
Federal Home Loan Bank advances	12,768	12	337
Subordinated debentures	2,235	1,124	—
Total interest expense	99,364	18,269	6,002
Net interest income	247,332	233,383	171,074
Provision for credit losses	13,796	10,257	(753)
Net interest income after provision expense	233,536	223,126	171,827
Non-interest income:
Wealth management and trust services	39,802	36,111	27,613
Deposit service charges	8,866	8,286	5,852
Debit and credit card income	19,438	18,623	13,456
Treasury management fees	10,033	8,590	6,912
Mortgage banking income	3,705	3,210	4,724
Loss on sale of securities AFS debt securities	(44)	—	—
Net investment product sales commissions and fees	3,205	3,063	2,553
Bank owned life insurance	2,253	1,597	914
Gain (loss) on sale of premises and equipment	(30)	4,341	(78)
Other	4,992	5,328	3,904
Total non-interest income	92,220	89,149	65,850
Non-interest expenses:
Compensation	91,876	86,640	63,034
Employee benefits	18,451	16,568	13,479
Net occupancy and equipment	16,384	14,298	9,688
Technology and communication	17,318	14,897	11,145
Debit and credit card processing	6,481	5,909	4,494
Marketing and business development	5,990	5,005	4,150
Postage, printing and supplies	3,604	3,354	2,213
Legal and professional	3,958	2,943	2,583
FDIC insurance	3,911	2,758	1,847
Amortization of investments in tax credit partnerships	1,294	353	367
Capital and deposit based taxes	2,476	2,621	2,090
Merger expenses	—	19,500	19,025
Federal Home Loans Bank early termination penalty	—	—	474
Intangible amortization	4,686	5,544	770
Loss on disposition of LFA	—	870	—
Other	11,400	10,531	6,921
Total non-interest expenses	187,829	191,791	142,280
Income before income tax expense	137,927	120,484	95,397
Income tax expense	30,179	27,190	20,752
Net income	107,748	93,294	74,645
Less net income attributed to non-controlling interest	—	322	—
Net income available to stockholders	$107,748	$92,972	$74,645
Net income per share - basic	$3.69	$3.24	$3.00
Net income per share - diluted	$3.67	$3.21	$2.97
Weighted average outstanding shares:
Basic	29,212	28,672	24,898
Diluted	29,343	28,922	25,156

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, (in thousands)

	2023	2022	2021
Net income	$107,748	$93,294	$74,645
Other comprehensive income (loss):
Change in unrealized gain (loss) on AFS debt securities	30,342	(143,314)	(22,337)
Reclassification adjustment for loss realized on AFS debt securities	44	—	—
Change in fair value of derivatives used in cash flow hedge	(70)	—	159
Minimum pension liability adjustment	(237)	521	216
Total other comprehensive income (loss) before income tax effect	30,079	(142,793)	(21,962)
Tax effect	7,341	(35,197)	(5,281)
Total other comprehensive income (loss), net of tax	22,738	(107,596)	(16,681)
Comprehensive income (loss)	130,486	(14,302)	57,964
Less comprehensive income attributed to non-controlling interest	—	322	—
Comprehensive income (loss) available to stockholders	$130,486	$(14,624)	$57,964

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years Ended December 31, 2023, 2022 and 2021

					Accumulated
	Common stock		Additional		other	Total	Non-
	Shares		paid-in	Retained	comprehensive	stockholders'	controlling	Total
	outstanding	Amount	capital	earnings	income (loss)	equity	interest	equity

Balance, January 1, 2021	22,692	$36,500	$41,886	$353,574	$8,741	$440,701	$-	$440,701
2021 Activity:
Net income	—	—	—	74,645	—	74,645	—	74,645
Other comprehensive loss	—	—	—	—	(16,681)	(16,681)	—	(16,681)
Stock compensation expense	—	—	4,565	—	—	4,565	—	4,565
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations	101	334	4,841	(9,001)	—	(3,826)	—	(3,826)
Stock issued for KB acquisition	3,808	12,682	191,988	—	—	204,670	—	204,670
Cash dividends declared, $1.10 per share	—	—	—	(28,205)	—	(28,205)	—	(28,205)
Shares cancelled	(5)	(15)	(173)	188	—	—	—	—
Balance, December 31, 2021	26,596	$49,501	$243,107	$391,201	$(7,940)	$675,869	$-	$675,869

Balance, January 1, 2022	26,596	$49,501	$243,107	$391,201	$(7,940)	$675,869	$-	$675,869
2022 Activity:
Net income	—	—	—	92,972	—	92,972	322	93,294
Other comprehensive loss	—	—	—	—	(107,596)	(107,596)	—	(107,596)
Stock compensation expense	—	—	4,394	—	—	4,394	—	4,394
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations	109	349	5,964	(11,119)	—	(4,806)	—	(4,806)
Stock issued for CB acquisition	2,564	8,539	125,286	—	—	133,825	—	133,825
Non-controlling interest of acquired entity	—	—	—	—	—	—	3,094	3,094
Cash dividends declared, $1.14 per share	—	—	—	(33,311)	—	(33,311)	—	(33,311)
Shares cancelled	(10)	(22)	(276)	298	—	—	—	—
Distributions to non-controlling interest	—	—	—	—	—	—	(322)	(322)
Disposition of non-controlling interest	—	—	(772)	(143)	—	(915)	(3,094)	(4,009)
Balance, December 31, 2022	29,259	$58,367	$377,703	$439,898	$(115,536)	$760,432	$-	$760,432

Balance, January 1, 2023	29,259	$58,367	$377,703	$439,898	$(115,536)	$760,432	$-	$760,432
2023 Activity:
Net income	—	—	—	107,748	—	107,748	—	107,748
Other comprehensive income	—	—	—	—	22,738	22,738	—	22,738
Stock compensation expense	—	—	4,464	—	—	4,464	—	4,464
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations	73	244	3,924	(6,863)	—	(2,695)	—	(2,695)
Cash dividends declared, $1.18 per share	—	—	—	(34,584)	—	(34,584)	—	(34,584)
Shares cancelled	(3)	(9)	(136)	145	—	—	—	—
Balance, December 31, 2023	29,329	$58,602	$385,955	$506,344	$(92,798)	$858,103	$-	$858,103

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, (in thousands)

	2023	2022	2021
Cash flows from operating activities:
Net income	$107,748	$93,294	$74,645
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	13,796	10,257	(753)
Depreciation, amortization and accretion, net	21,939	20,658	11,329
Deferred income tax expense (benefit)	(435)	1,823	5,494
Gain on sale of mortgage loans held for sale	(1,690)	(521)	(3,602)
Origination of mortgage loans held for sale	(105,912)	(135,045)	(157,304)
Proceeds from sale of mortgage loans held for sale	104,152	145,133	177,910
Bank owned life insurance income	(2,253)	(1,597)	(914)
(Gain)/loss on the disposal of premises and equipment	30	(4,341)	78
Loss on sale of available for sale debt securities	44	—	—
(Gain)/loss on the sale of other real estate owned	43	(46)	(163)
Loss on disposition of LFA	—	870	—
Stock compensation expense	4,464	4,394	4,565
Excess tax benefit from share-based compensation arrangements	(644)	(1,713)	(1,482)
Net change in accrued interest receivable and other assets	(3,941)	(14,165)	4,007
Net change in accrued interest payable and other liabilities	(30,638)	(10,259)	(11,710)
Net cash provided by operating activities	106,703	108,742	102,100
Cash flows from investing activities:
Purchases of available for sale debt securities	(6,025)	(196,488)	(504,777)
Proceeeds from sales of available for sale debt securities	2,412	—	—
Proceeeds from sales of acquired available for sale debt securities	—	2,111	91,214
Proceeds from maturities and paydowns of available for sale debt securities	144,449	169,499	210,052
Purchases of held to maturity debt securities	—	(459,183)	—
Proceeds from maturities and paydowns of held to maturity debt securities	33,632	145,902	—
Purchase of bank owned life insurance	—	(30,000)	—
Purchases of FHLB stock	(28,800)	—	—
Proceeds from redemption of FHLB stock	23,492	2,883	8,980
Proceeds from the disposition of LFA	—	4,993	—
Net change in non-PPP loans	(587,873)	(423,622)	(342,468)
Net change in PPP loans	14,274	122,141	441,987
Purchase of loans from broker	—	(82,074)	—
Purchases of premises and equipment	(7,731)	(18,441)	(4,581)
Proceeds from sale or disposal of premises and equipment	1,732	24,732	—
Other investment activities	(14,235)	(3,502)	(5,181)
Proceeds from sales of other real estate owned	624	7,168	919
Cash for acquisition, net of cash acquired	—	349,456	24,981
Net cash used in investing activities	(424,049)	(384,425)	(78,874)
Cash flows from financing activities:
Net change in deposits	279,496	(515,669)	759,752
Net change in securities sold under agreements to repurchase and federal funds purchased	23,712	(9,929)	15,037
Proceeds from FHLB advances	950,000	50,000	30,000
Repayments of FHLB advances	(800,000)	—	(152,744)
Repayment of acquired line of credit	—	(3,200)	—
Repurchase of common stock	(2,695)	(4,806)	(3,826)
Cash disbursements to non-controlling interest	—	(322)	—
Disposition of LFA	—	(915)	—
Cash dividends paid	(34,575)	(33,301)	(28,198)
Net cash provided by (used in) financing activities	415,938	(518,142)	620,021
Net change in cash and cash equivalents	98,592	(793,825)	643,247
Beginning cash and cash equivalents	167,367	961,192	317,945
Ending cash and cash equivalents	$265,959	$167,367	$961,192

(continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Years Ended December 31, (in thousands)

	2023	2022	2021
Supplemental cash flow information:
Interest paid	$97,930	$17,909	$6,093
Income tax paid, net of refunds	35,330	20,892	14,259
Cash paid for operating lease liabilities	4,063	3,833	2,568

Supplemental non-cash activity:
Unfunded commitments in tax credit investments	$165,435	$6,517	$5,217
Due to broker	—	22,245	20,998
Dividends payable to stockholders	239	230	220
Loans transferred to OREO	—	587	7,136
Premises and equipment transferred to premises held for sale	871	21,662	—

Liabilities assumed in conjunction with acquisitions:
Fair value of assets acquired	$-	$1,403,509	$1,389,327

Cash paid in acquisition	—	30,994	28,276
Common stock issued in acquisition	—	133,825	204,670
Non-controlling interest of acquired entity	—	3,094	—
Total consideration paid	—	167,913	232,946
Liabilities assumed	$-	$1,235,596	1,156,381

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

Established in 1904, SYB is a state-chartered non-member financial institution that provides services in Louisville, central, eastern and northern Kentucky, as well as the Indianapolis, Indiana and Cincinnati, Ohio metropolitan markets through 72 full service banking center locations.

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

As a result of its acquisition of Kentucky Bancshares, Inc. on May 31, 2021, Bancorp became the 100% successor owner of a Nevada-based insurance captive taxed under Section 831(b) of the Internal Revenue Code. On April 10, 2023, the IRS issued a proposed regulation that would potentially classify section 831(b) captive activity as a, “listed transaction,” and possibly disallow the related tax benefits, both prospectively and retroactively, for a period to be determined. While the regulation has not been finalized, it is expected to be finalized in 2024. Bancorp elected not to renew the Captive in August of 2023 and ultimately dissolved the Captive in December of 2023. The Captive’s activity is included in the Company’s consolidated financial statements and will be included in its 2023 federal income tax return. The Captive’s activity served to reduce Bancorp’s ETR by 0.2%, 0.3% and 0.2% for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Also as a result of its acquisition of Commonwealth Bancshares, Inc., Bancorp acquired a 60% interest in LFA, a Bowling Green, Kentucky-based wealth management services company. Effective December 31, 2022, Bancorp’s partial interest in LFA was sold, resulting in a pre-tax loss of $870,000 recorded in other non-interest expense on the consolidated income statements for the quarter and year ended December 31, 2022. This acquired line of business was not within the Company’s geographic footprint and ultimately did not align with the Company’s long-term strategic model. Net income related to LFA and attributable to Bancorp’s 60% interest, excluding the pre-tax loss on disposition noted above, totaled $483,000 for the year ended December 31, 2022.

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

Bancorp’s accounting policies are fundamental to understanding management’s discussion and analysis of our results of operations and financial condition. At December 31, 2023, the accounting policy considered the most critical in preparing Bancorp’s consolidated financial statements is the determination of the ACL for loans. A detailed explanation of how Bancorp determines the ACL for loans is provided within this footnote.

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

A primary factor influencing the MSR fair value is the estimated life of the underlying serviced loans. The estimated life of the serviced loans is significantly influenced by market interest rates. During a period of declining interest rates, the fair value of the MSRs generally decline due to higher expected prepayments within the portfolio. Alternatively, during a period of rising interest rates, the fair value of MSRs generally will increase, as prepayments on the underlying loans would be expected to decline.

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

Bancorp has made a policy election to exclude accrued interest from the amortized cost basis of debt securities and reports accrued interest separately in the consolidated balance sheets. A debt security is placed on non-accrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on non-accrual is reversed against interest income. There was no accrued interest related to AFS debt securities reversed against interest income for the years ended December 31, 2023 and 2022.

ACL – AFS Debt Securities – For AFS debt securities in an unrealized loss position, Bancorp evaluates the securities to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or non-credit related factors. Any impairment that is not credit-related is recognized in AOCI, net of tax. Credit-related impairment is recognized as an ACL for AFS debt securities on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Accrued interest receivable on AFS debt securities totaled $4 million as of both December 31, 2023 and December 31, 2022, respectively, and is excluded from the estimate of credit losses. Both the ACL for AFS debt securities and the adjustment to net income may be reversed if conditions change. However, if Bancorp intends to sell an impaired AFS debt security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount would be recognized in earnings with a corresponding adjustment to the security’s amortized cost basis. Because the security’s amortized cost basis is adjusted to fair value, there is no ACL for AFS debt securities in this situation.

In evaluating AFS debt securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, Bancorp considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition, among other factors. There were no credit related factors underlying unrealized losses on AFS debt securities at December 31, 2023 and December 31, 2022, therefore, no ACL for AFS securities was recorded.

Changes in the ACL for AFS debt securities are recorded as expense. Losses are charged against the ACL for AFS debt securities when management believes the uncollectability of an AFS debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

ACL – HTM Debt Securities – Bancorp measures expected credit losses on HTM debt securities on a collective basis by major security type. Accrued interest receivable on HTM debt securities totaled $2 million as of both December 31, 2023 and December 31, 2022, respectively, and is excluded from the ACL on HTM securities. The estimate of the ACL for HTM securities considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. As of both December 31, 2023 and December 31, 2022, no ACL for HTM securities was recorded.

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

Loans are predominantly segmented by FDIC Call Report Codes into loan pools that have similar risk characteristics, similar collateral types and are assumed to pose consistent risk of loss to Bancorp. Bancorp has identified the following pools of financial assets with similar risk characteristics for measuring expected credit losses:

Commercial Real Estate – Owner Occupied – Includes non-farm, non-residential real estate loans for a variety of commercial property types and purposes, and is typically secured by commercial offices, industrial buildings, warehouses or retail buildings where the owner of the building occupies the property. The primary source of repayment is the cash flow from the ongoing operations and activities conducted by the party (or affiliate) who owns the property. Repayment terms vary considerably; interest rates are fixed or variable and structured for full or partial amortization of principal.

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

Bancorp uses regression analysis on historical internal and peer data to determine suitable loss drivers to utilize when modeling lifetime probability of default and loss given default. This analysis also determines how expected probability of default and loss given default will react to forecasted levels of the loss drivers. For all loan pools utilizing the DCF method, management utilizes a forecasted unemployment rate as its primary loss driver, as this was determined to best correlate to historical losses. Management has determined that four quarters represents a reasonable and supportable forecast period with reversion back to a historical loss rate over four quarters on a straight-line basis.

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

Collateral Dependent Loans – Loans that do not share risk characteristics are evaluated on an individual basis. For collateral dependent loans where Bancorp has determined that the liquidation or foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and Bancorp expects repayment of the financial asset to be provided substantially through the operation of the business or sale of the collateral, the ACL is measured based on the difference between the estimated fair value of the collateral and the amortized cost basis of the asset as of the measurement date. When repayment is expected to be from the operation of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the financial asset exceeds the NPV of expected cash flows from the operation of the collateral. When repayment is expected to be generated by the sale of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the financial asset exceeds the fair value of the underlying collateral, less estimated cost to sell. The ACL may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of loan. Bancorp’s estimate of the ACL reflects losses expected over the remaining contractual life of the loan and the contractual term does not consider extensions, renewals or modifications.

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

Premises held for sale are carried at the lower of fair value or cost, less accumulated depreciation and amortization. Premises held for sale represent properties owned by Bancorp that are currently listed for sale due mainly to location overlap and/or lack of necessity stemming from acquisition-related activity.

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

Currently, goodwill recorded on Bancorp’s consolidated balance sheets is attributed mainly to the Commercial Banking segment, while a portion is also attributed to the WM&T segment. Goodwill related to the KSB acquisition is deductible for tax purposes, as it was structured as an asset sale/338 election. Goodwill related to the CB and KB acquisitions is not deductible for tax purposes, as both were structured as stock sales. Based on its assessment, Bancorp believes its goodwill balances at December 31, 2023 and December 31, 2022 were not impaired and are properly recorded in the consolidated financial statements.

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

Bancorp had no fair value hedging relationships at December 31, 2023 and December 31, 2022. Bancorp does not use derivatives for trading or speculative purposes. See the Footnote titled “Derivative Financial Instruments” for additional discussion.

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

Restrictions on Cash and Cash Equivalents – Bancorp has historically been required by the FRB to maintain average reserve balances. Effective March 26, 2020, the FRB reduced the reserve requirement ratio to 0% in response to the COVID-19 pandemic, eliminating reserve requirements for all depository institutions. The reserve requirement ratio remained at 0% as of December 31, 2023.

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

Adoption of New Accounting Guidance – In March 2022, the FASB issued ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 eliminates the accounting guidance for TDRs in ASC 310-40, “Receivables – Troubled Debt Restructurings by Creditors” for entities that have adopted the CECL model introduced by ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2022-02 also requires that public business entities disclose current-period gross charge offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, “Financial Instruments – Credit Losses – Measured at Amortized Cost.” This guidance was effective for fiscal years beginning after December 15, 2022 and did not have a material impact on the consolidated financial statements.

Accounting Standards Updates – Generally, if an issued but not yet effective ASU with an expected immaterial impact to Bancorp has been disclosed in prior SEC filings, it will not be re-disclosed.

In March 2023, the FASB issued ASU 2023-02, “Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.” The amendments in this update permit reporting entities to elect to account for their tax equity investments using the proportional amortization method if certain conditions are met, regardless of the tax credit program from which the related income tax credits are received. The amendments also allow for making the election to apply the proportional amortization method on a tax-credit-program-by-tax-credit-program basis, as opposed to applying this method at the reporting entity level or to individual investments. Further, the amendments of this ASU remove certain guidance for Qualified Affordable Housing Project investments and require the application of the delayed equity contribution guidance to all tax equity investments. The amendments of this ASU are effective for fiscal years beginning after December 15, 2023 and must be applied on either a modified retrospective or a retrospective basis. Bancorp is currently evaluating the impact that adoption of this ASU would have on the consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this update improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The amendments in this update do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The amendments of this ASU are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Adoption of this ASU is not expected to have a material impact on Bancorp’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments in this update address investor requests for more transparency about income tax information through improvements to income tax disclosures, primarily related to effective tax rate reconciliation and information related to income taxes paid, among certain other amendments to improve the effectiveness of such disclosures. The amendments of this ASU are effective for fiscal years beginning after December 15, 2024 and are to be applied on a prospective basis. Adoption of this ASU is not expected to have a material impact on Bancorp’s consolidated financial statements.

(2) Cash and Due from Banks

At December 31, 2023 and 2022, Bancorp’s interest-bearing cash accounts and non-interest bearing deposits held at other financial institutions exceeded the $250,000 federally insured limits by approximately $5 million and $8 million, respectively. Each correspondent bank’s financial performance and market rating are reviewed on a quarterly basis to ensure Bancorp maintains deposits only at highly rated institutions, providing minimal risk for those exceeding federally insured limits. Bancorp had approximately $170 million and $76 million held cumulatively at the FRB and FHLB as of December 31, 2023 and December 31, 2022, which are government-sponsored entities not insured by the FDIC. The vast majority of these balances were held at the FRB.

Bancorp has historically been required to maintain an average reserve balance in cash or with the FRB relating to customer deposits. However, effective March 26, 2020, the FRB reduced the requirement ratio to 0% in response to the COVID-19 pandemic, eliminating the reserve requirements for all depository institutions. The reserve requirement remained at 0% as of December 31, 2023.

(3) Bank Acquisition

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

	As Recorded	Fair Value		Classification	Provisional Period	As Recorded
(in thousands)	By CB	Adjustments (1)		Adjustments (2)	Adjustments (1)	by Bancorp
Assets aquired:
Cash and due from banks	$380,450	$—		$—	$—	$380,450
Mortgage loans held for sale	3,559	—		—	—	3,559
Available for sale debt securities	247,209	(416)	a	(161,819)	—	84,974
Held to maturity debt securities (2)	—	—	a	161,819	—	161,819
Federal Home Loan Bank stock, at cost	4,436	—		—	—	4,436
Loans	645,551	(13,147)	b	—	—	632,404
Allowance for credits losses on loans	(16,102)	6,152	c	—	—	(9,950)
Net loans	629,449	(6,995)		—	—	622,454
Premises and equipment, net	28,784	4,009	d	—	—	32,793
Accrued interest receivable	1,973	—		—	—	1,973
Goodwill	5,412	(5,412)	e	—	—	—
Core deposit intangible	—	12,724	f	—	—	12,724
Customer list intangibles	—	14,360	g	—	—	14,360
Mortgage servicing rights	9,387	3,289	h	—	—	12,676
Deferred income taxes, net	—	(3,727)	i	—	—	(3,727)
Other assets	9,389	(1,065)	j	—	—	8,324
Total assets acquired	$1,320,048	$16,767		$-	$-	$1,336,815

Liabilities assumed:
Deposits:
Non-interest bearing	$302,098	$—		$—	$—	$302,098
Interest bearing	818,334	371	k	—	—	818,705
Total deposits	1,120,432	371		—	—	1,120,803

SSUAR	66,220	—		—	—	66,220
Subordinated debentures	26,806	(794)	l	—	—	26,012
Line of credit	3,200	—		—	—	3,200
Accrued interest payable	243	—		—	—	243
Other liabilities	17,822	1,296	m	—	—	19,118
Total liabilities assumed	1,234,723	873		—	—	1,235,596
Net assets acquired	$85,325	$15,894		$-	$-	$101,219

Consideration for common stock						$133,825
Cash consideration paid						30,994
Non-controlling interest of acquired entity						3,094
Total consideration						$167,913

Goodwill						$66,694

(1)	See the following page for explanations of individual fair value/provisional period adjustments.

(2)	As of acquisition date, securities with a fair value of $162 million were classified by Bancorp as HTM.

Explanation of fair value/provisional period adjustments:

a.	Adjustment to investment securities based on Bancorp’s evaluation of the acquired portfolio.

b.	Adjustments to loans to reflect estimated fair value adjustments, including the following:

(in thousands)
Fair value adjustment - acquired non PCD loans	$(9,216)
Fair value adjustment - acquired PCD loans	(4,094)
Eliminate unrecognized loan fees on acquired loans and fair value hedge	163
Net loan fair value adjustments	$(13,147)

c.	The net adjustment to the ACL on loans includes the following:

(in thousands)
Reversal of historical CB ACL for loans	$(16,102)
Estimate of lifetime credit losses for PCD loans	9,950
Net change in ACL for loans	$(6,152)

d.	Adjustment to premises and equipment to reflect the estimated fair value of acquired premises and equipment and right of use assets.

e.	Elimination of the historical CB goodwill.

f.	Calculation of CDI related to the acquisition.

g.	Calculation of CLI related to the acquisition.

h.	Adjustment to reflect the estimated fair value of MSRs.

i.	Adjustment to net DTAs associated with the effects of the purchase accounting adjustments.

j.	Adjustment to other assets to reflect the estimated fair value of prepaid and other assets.

k.	Adjustment to deposits to reflect the estimated fair value of time deposits, which was based on an analysis of market interest rates and maturity dates at the time of acquisition.

l.	Adjustment to reflect the estimated fair value of subordinated debentures, which was based primarily on an analysis of market interest rates and maturity dates at the time of acquisition.

m.	Adjustment to other liabilities to establish the reserve for unfunded loan commitments under CECL, operating lease liabilities and various accrual adjustments.

Bancorp recorded initial goodwill of approximately $67 million and incurred merger related expenses totaling $19.5 million during the first quarter of 2022 as a result of the CB acquisition. As a result of Bancorp’s disposition of its partial interest in LFA, which resulted in a pre-tax loss of $870,000 recorded in other non-interest expense on the consolidated income statements for the fourth quarter of 2022, goodwill totaling $8.5 million was written off, bringing total goodwill related to the CB acquisition to $58 million as of December 31, 2022. This goodwill is attributable to the Company’s Commercial Banking and Wealth Management & Trust segments. Goodwill related to the CB acquisition is not deductible for tax purposes, as the transaction was structured as a stock sale.

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

(in thousands, except per share data) Year ended December 31,	2022	2021

Net interest income	$238,416	$218,376
Provision for credit losses (1)	5,828	(7,667)
Non-interest income	92,089	123,530
Non-interest expense (2)	182,783	200,941
Income before taxes	141,894	148,632
Income tax expense	32,212	31,443
Net income	109,682	117,189
Less net income attributed to NCI	337	362
Net income available to stockholders	$109,345	$116,827

Earnings per share:
Basic	$3.75	$4.02
Diluted	3.72	3.99

Basic weighted average shares outstanding	29,122	29,037
Diluted weighted average shares outstanding	29,386	29,295

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

AFS Debt Securities

The following table summarizes the amortized cost, unrealized gains and losses, and fair value of Bancorp’s AFS debt securities portfolio:

(in thousands)	Amortized	Unrealized
December 31, 2023	cost	Gains	Losses	Fair value

U.S. Treasury and other U.S. Government obligations	$119,931	$-	$(3,662)	$116,269
Government sponsored enterprise obligations	104,677	157	(4,987)	99,847
Mortgage backed securities - government agencies	789,145	83	(101,189)	688,039
Obligations of states and political subdivisions	136,579	5	(13,094)	123,490
Other	3,821	-	(287)	3,534
Total available for sale debt securities	$1,154,153	$245	$(123,219)	$1,031,179

December 31, 2022

U.S. Treasury and other U.S. Government obligations	$122,966	$-	$(7,927)	$115,039
Government sponsored enterprise obligations	149,773	290	(6,437)	143,626
Mortgage backed securities - government agencies	874,265	58	(121,585)	752,738
Obligations of states and political subdivisions	145,016	1	(17,418)	127,599
Other	5,957	-	(342)	5,615
Total available for sale debt securities	$1,297,977	$349	$(153,709)	$1,144,617

HTM Debt Securities

The following table summarizes the amortized cost, unrecognized gains and losses, and fair value of Bancorp’s HTM debt securities portfolio:

(in thousands)	Carrying	Unrecognized
December 31, 2023	value	Gains	Losses	Fair value

U.S. Treasury and other U.S. Government obligations	$203,259	$-	$(4,932)	$198,327
Government sponsored enterprise obligations	26,918	-	(2,457)	24,461
Mortgage backed securities - government agencies	209,660	1	(23,930)	185,731
Total held to maturity debt securities	$439,837	$1	$(31,319)	$408,519

December 31, 2022
U.S. Treasury and other U.S. Government obligations	$217,794	$-	$(9,166)	$208,628
Government sponsored enterprise obligations	27,507	-	(2,559)	24,948
Mortgage backed securities - government agencies	227,916	-	(29,659)	198,257
Total held to maturity debt securities	$473,217	$-	$(41,384)	$431,833

All investment securities classified as HTM by Bancorp as of December 31, 2023 are obligations of the U.S. Government and/or are issued by U.S. Government-sponsored agencies and have an implicit or explicit government guarantee. Therefore, no ACL has been recorded for Bancorp’s HTM securities as of December 31, 2023. Further, as of December 31, 2023, none of Bancorp’s HTM securities were on non-accrual or in past due status.

Debt Securities by Contractual Maturity

A summary of AFS and HTM debt securities by contractual maturity as of December 31, 2023 follows:

	AFS Debt Securities		HTM Debt Securities

(in thousands)	Amortized cost	Fair value	Carrying value	Fair value

Due within one year	$128,053	$124,318	$50,069	$49,647
Due after one year but within five years	36,480	34,673	153,931	149,393
Due after five years but within 10 years	81,862	72,415	25,633	23,214
Due after 10 years	118,613	111,734	544	534
Mortgage backed securities - government agencies	789,145	688,039	209,660	185,731
Total	$1,154,153	$1,031,179	$439,837	$408,519

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

At December 31, 2023 and 2022, there were no holdings of debt securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

Accrued interest on the investment securities portfolio (AFS and HTM) totaled $6 million at both December 31, 2023 and 2022, respectively, and was included in the consolidated balance sheets.

As a result of the dissolution of the Captive during the fourth quarter of 2023, a loss totaling $44,000 on the sale of AFS treasury securities held by the Captive was recorded for the year ended December 31, 2023. No such activity was recorded in 2022.

Securities with a carrying value of $991 million and $1.09 billion were pledged at December 31, 2023 and 2022, respectively, to secure accounts of commercial depositors in cash management accounts, public deposits and uninsured cash balances for WM&T accounts.

Based on an evaluation of available information including security type, counterparty credit quality, past events, current conditions, and reasonable and supportable forecasts that are relevant to collectability, Bancorp has concluded that it expects to receive all contractual cash flows from each security held in its AFS and HTM debt securities portfolio. As such, no allowance or impairment was recorded with respect to investment securities as of December 31, 2023.

Unrealized and Unrecognized Loss Analysis on Debt Securities

Debt securities with unrealized and unrecognized losses at December 31, 2023 and December 31, 2022, aggregated by investment category and length of time securities have been in a continuous unrealized/unrecognized loss position follows:

	AFS Debt Securities
	Less than 12 months		12 months or more		Total
(in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2023	value	losses	value	losses	value	losses

U.S. Treasury and other U.S. Government obligations	$-	$-	$116,269	$(3,662)	$116,269	$(3,662)
Government sponsored enterprise obligations	-	-	83,675	(4,987)	83,675	(4,987)
Mortgage-backed securities - government agencies	16,346	(95)	661,195	(101,094)	677,541	(101,189)
Obligations of states and political subdivisions	6,326	(64)	105,179	(13,030)	111,505	(13,094)
Other	-	-	3,534	(287)	3,534	(287)

Total AFS debt securities	$22,672	$(159)	$969,852	$(123,060)	$992,524	$(123,219)

December 31, 2022

U.S. Treasury and other U.S. Government obligations	$3,025	$(57)	$111,966	$(7,870)	$114,991	$(7,927)
Government sponsored enterprise obligations	99,785	(3,553)	22,484	(2,884)	122,269	(6,437)
Mortgage-backed securities - government agencies	180,263	(11,114)	567,988	(110,471)	748,251	(121,585)
Obligations of states and political subdivisions	64,165	(3,763)	56,864	(13,655)	121,029	(17,418)
Other	4,865	(213)	749	(129)	5,614	(342)

Total AFS debt securities	$352,103	$(18,700)	$760,051	$(135,009)	$1,112,154	$(153,709)

	HTM Debt Securities
	Less than 12 months		12 months or more		Total
(in thousands)	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
December 31, 2023	value	losses	value	losses	value	losses

U.S. Treasury and other U.S. Government obligations	$-	$-	$198,327	$(4,932)	$198,327	$(4,932)
Government sponsored enterprise obligations	455	(1)	23,967	(2,456)	24,422	(2,457)
Mortgage-backed securities - government agencies	-	-	185,504	(23,930)	185,504	(23,930)

Total HTM debt securities	$455	$(1)	$407,798	$(31,318)	$408,253	$(31,319)

December 31, 2022

U.S. Treasury and other U.S. Government obligations	$208,628	$(9,166)	$-	$-	$208,628	$(9,166)
Government sponsored enterprise obligations	24,948	(2,559)	-	-	24,948	(2,559)
Mortgage-backed securities - government agencies	198,257	(29,659)	-	-	198,257	(29,659)

Total HTM debt securities	$431,833	$(41,384)	$-	$-	$431,833	$(41,384)

Applicable dates for determining when securities are in an unrealized loss position are December 31, 2023 and 2022, respectively. As such, it is possible that a security had a market value lower than its amortized cost on other days during the past 12 months, but is not in the “Less than 12 months” category above.

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

In evaluating debt securities in unrealized and unrecognized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, Bancorp considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition, among other factors. Unrealized and unrecognized losses on Bancorp’s investment securities portfolio have not been recognized as an expense because the securities are of high credit quality, and the decline in fair values is attributable to changes in the prevailing interest rate environment since the purchase date. Fair value is expected to recover as securities reach maturity and/or the interest rate environment returns to conditions similar to when these securities were purchased. These investments consisted of 498 and 547 separate investment positions as of December 31, 2023 and December 31, 2022, respectively. By dollar value, approximately 98% of the portfolio was in a loss position as of both December 31, 2023 and December 31, 2022, respectively. There were no credit related factors underlying unrealized and unrecognized losses on debt securities at December 31, 2023 and December 31, 2022.

(5) Loans and ACL for Loans

Composition of loans by class follows:

December 31, (in thousands)	2023	2022

Commercial real estate - non-owner occupied	$1,561,689	$1,397,346
Commercial real estate - owner occupied	907,424	834,629
Total commercial real estate	2,469,113	2,231,975

Commercial and industrial - term	863,061	765,163
Commercial and industrial - term - PPP	4,319	18,593
Commercial and industrial - lines of credit	439,748	465,813
Total commercial and industrial	1,307,128	1,249,569

Residential real estate - owner occupied	708,893	591,515
Residential real estate - non-owner occupied	358,715	313,248
Total residential real estate	1,067,608	904,763

Construction and land development	531,324	445,690
Home equity lines of credit	211,390	200,725
Consumer	145,340	139,461
Leases	15,503	13,322
Credit cards	23,632	20,413
Total loans (1)	$5,771,038	$5,205,918

(1)	Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs.

Fees and costs of originating loans are deferred at origination and amortized over the life of the loan. At December 31, 2023 and 2022, net deferred loan origination fees exceeded deferred loan origination costs, resulting in a net reduction of loan balances totaling $2 million and $1 million, respectively.

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

Bancorp occasionally enters into loan participation agreements with other banks in the ordinary course of business to diversify credit risk. For certain sold participation loans, Bancorp has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their share of the loan without permission from Bancorp. GAAP requires the participated portion of these loans to be recorded as secured borrowings. The participated portions of these loans are included in the C&I totals above with a corresponding liability reflected in other liabilities. At December 31, 2023 and 2022, the total participated portions of loans of this nature totaled $4 million and $5 million, respectively.

Accrued interest on loans, which is excluded from the amortized cost of loans, totaled $21 million and $17 million at December 31, 2023 and 2022, respectively, and was included in the consolidated balance sheets.

Loans with carrying amounts of $3.15 billion and $2.77 billion were pledged to secure FHLB borrowing capacity at December 31, 2023 and December 31, 2022, respectively.

Loans to directors and their related interests, including loans to companies for which directors are principal owners and executive officers are presented in the following table:

Years ended December 31, (in thousands)	2023	2022
Balance at beginning of period	$78,685	$53,574
Effect of change in composition of directors and executive officers	(97)	1,124
New term loans	-	15,000
Repayment of term loans	(1,216)	(1,588)
Changes in balances of revolving lines of credit	(14,960)	10,575
Balance at end of period	$62,412	$78,685

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

Bancorp purchased loans through the acquisition of CB for which there was, at the time of acquisition, more-than-insignificant deterioration of credit quality since origination. The carrying amount of loans acquired and classified as PCD was as follows at the acquisition date:

(in thousands)	March 7, 2022

Purchase price of PCD loans at acquisition	$88,549
ACL for loans at acquisition	(9,950)
Non-credit discount at acquisition	(4,094)
Fair value of PCD loans at acquisition	$74,505

At December 31, 2023, the book balance of PCD loans acquired as a result of the CB acquisition totaled $53 million. Interest income recognized on loans classified as PCD totaled $5.0 million and $5.2 million for the years ended December 31, 2023 and 2022, respectively.

ACL for Loans

The table below reflects activity in the ACL related to loans:

(in thousands) Year ended December 31, 2023	Beginning Balance	Provision for Credit Losses on Loans	Charge-offs	Recoveries	Ending Balance

Commercial real estate - non-owner occupied	$22,641	$(599)	$-	$91	$22,133
Commercial real estate - owner occupied	10,827	831	-	9	11,667
Total commercial real estate	33,468	232	-	100	33,800

Commercial and industrial - term	12,991	3,607	(2,298)	59	14,359
Commercial and industrial - lines of credit	6,389	3,582	(3,633)	157	6,495
Total commercial and industrial	19,380	7,189	(5,931)	216	20,854

Residential real estate - owner occupied	6,717	2,597	(43)	45	9,316
Residential real estate - non-owner occupied	3,597	683	-	2	4,282
Total residential real estate	10,314	3,280	(43)	47	13,598

Construction and land development	7,186	407	-	-	7,593
Home equity lines of credit	1,613	59	(12)	-	1,660
Consumer	1,158	628	(865)	486	1,407
Leases	201	19	-	-	220
Credit cards	211	657	(661)	35	242
Total	$73,531	$12,471	$(7,512)	$884	$79,374

(in thousands) Year ended December 31, 2022	Beginning Balance	Initial ACL for PCD Loans	Provision for Credit Losses on Loans	Charge-offs	Recoveries	Ending Balance

Commercial real estate - non-owner occupied	$15,960	$3,508	$3,173	$(37)	$37	$22,641
Commercial real estate - owner occupied	9,595	2,121	(1,061)	(41)	213	10,827
Total commercial real estate	25,555	5,629	2,112	(78)	250	33,468

Commercial and industrial - term	8,577	1,358	2,497	(724)	1,283	12,991
Commercial and industrial - lines of credit	4,802	1,874	(87)	(200)	-	6,389
Total commercial and industrial	13,379	3,232	2,410	(924)	1,283	19,380

Residential real estate - owner occupied	4,316	590	1,777	(30)	64	6,717
Residential real estate - non-owner occupied	3,677	-	(75)	(27)	22	3,597
Total residential real estate	7,993	590	1,702	(57)	86	10,314

Construction and land development	4,789	419	2,050	(72)	-	7,186
Home equity lines of credit	1,044	2	567	-	-	1,613
Consumer	772	78	750	(1,080)	638	1,158
Leases	204	-	(3)	-	-	201
Credit cards	162	-	94	(96)	51	211
Total	$53,898	$9,950	$9,682	$(2,307)	$2,308	$73,531

(in thousands) Year ended December 31, 2021	Beginning Balance	Initial ACL for PCD Loans	Provision for Credit Losses on Loans	Charge-offs	Recoveries	Ending Balance

Commercial real estate - non-owner occupied	$19,396	$1,491	$(2,031)	$(3,065)	$169	$15,960
Commercial real estate - owner occupied	6,983	2,112	1,826	(1,909)	583	9,595
Total commercial real estate	26,379	3,603	(205)	(4,974)	752	25,555

Commercial and industrial - term	8,970	1,022	(112)	(1,337)	34	8,577
Commercial and industrial - lines of credit	3,614	1,755	(567)	-	-	4,802
Total commercial and industrial	12,584	2,777	(679)	(1,337)	34	13,379

Residential real estate - owner occupied	3,389	142	1,134	(383)	34	4,316
Residential real estate - non-owner occupied	1,818	88	1,766	-	5	3,677
Total residential real estate	5,207	230	2,900	(383)	39	7,993

Construction and land development	6,119	-	(1,333)	-	3	4,789
Home equity lines of credit	895	147	1	-	1	1,044
Consumer	340	-	743	(987)	676	772
Leases	261	-	(57)	-	-	204
Credit cards	135	-	27	-	-	162
Total	$51,920	$6,757	$1,397	$(7,681)	$1,505	$53,898

The following tables present the amortized cost basis of non-performing loans and the amortized cost basis of loans on non-accrual status for which there was no related ACL losses:

	Non-accrual Loans		Past Due 90-Days-
(in thousands)	With No	Total	or-More and Still
December 31, 2023	Recorded ACL	Non-accrual	Accruing Interest
Commercial real estate - non-owner occupied	$1,714	$8,649	$—
Commercial real estate - owner occupied	—	885	—
Total commercial real estate	1,714	9,534	—

Commercial and industrial - term	688	4,456	—
Commercial and industrial - lines of credit	—	215	—
Total commercial and industrial	688	4,671	—

Residential real estate - owner occupied	230	3,667	—
Residential real estate - non-owner occupied	—	372	—
Total residential real estate	230	4,039	—

Construction and land development	—	—	—
Home equity lines of credit	343	467	—
Consumer	—	337	—
Leases	—	—	—
Credit cards	—	10	110
Total	$2,975	$19,058	$110

	Non-accrual Loans			Past Due 90-Days-
(in thousands)	With No	Total	Troubled Debt	or-More and Still
December 31, 2022	Recorded ACL	Non-accrual	Restructurings (1)	Accruing Interest

Commercial real estate - non-owner occupied	$—	$7,707	$—	$78
Commercial real estate - owner occupied	1,370	2,525	—	—
Total commercial real estate	1,370	10,232	—	78

Commercial and industrial - term	403	1,182	—	259
Commercial and industrial - PPP	—	21	—	28
Commercial and industrial - lines of credit	273	348	—	300
Total commercial and industrial	676	1,551	—	587

Residential real estate - owner occupied	249	1,801	—	—
Residential real estate - non-owner occupied	—	219	—	220
Total residential real estate	249	2,020	—	220

Construction and land development	—	—	—	—
Home equity lines of credit	—	205	—	—
Consumer	—	234	—	—
Leases	—	—	—	—
Credit cards	—	—	—	7
Total	$2,295	$14,242	$—	$892

(1)	Does not include TDRs reflected in the non-accrual column.

For the years ended December 31, 2023 and 2022, the amount of accrued interest income previously recorded as revenue and subsequently reversed due to the change in accrual status was immaterial.

For the years ended December 31, 2023 and 2022, no interest income was recognized on loans on non-accrual status.

The following table presents the amortized cost basis and ACL allocated for collateral dependent loans, which are individually evaluated to determine expected credit losses:

(in thousands) December 31, 2023	Real Estate	Accounts Receivable / Equipment	Other	Total	ACL Allocation

Commercial real estate - non-owner occupied	$15,419	$-	$-	$15,419	$1,604
Commercial real estate - owner occupied	2,586	-	-	2,586	812
Total commercial real estate	18,005	-	-	18,005	2,416

Commercial and industrial - term	302	4,088	-	4,390	377
Commercial and industrial - lines of credit	2,781	101	-	2,882	708
Total commercial and industrial	3,083	4,189	-	7,272	1,085

Residential real estate - owner occupied	4,205	-	-	4,205	198
Residential real estate - non-owner occupied	558	-	-	558	116
Total residential real estate	4,763	-	-	4,763	314

Construction and land development	-	-	-	-	-
Home equity lines of credit	467	-	-	467	-
Consumer	-	-	335	335	18
Leases	-	-	-	-	-
Credit cards	-	-	-	-	-
Total collateral dependent loans	$26,318	$4,189	$335	$30,842	$3,833

(in thousands) December 31, 2022	Real Estate	Accounts Receivable / Equipment	Other	Total	ACL Allocation

Commercial real estate - non-owner occupied	$14,764	$-	$-	$14,764	$2,652
Commercial real estate - owner occupied	4,415	-	-	4,415	846
Total commercial real estate	19,179	-	-	19,179	3,498

Commercial and industrial - term	39	2,207	-	2,246	1,205
Commercial and industrial - lines of credit	422	2,821	-	3,243	761
Total commercial and industrial	461	5,028	-	5,489	1,966

Residential real estate - owner occupied	2,199	-	-	2,199	222
Residential real estate - non-owner occupied	415	-	-	415	116
Total residential real estate	2,614	-	-	2,614	338

Construction and land development	-	-	-	-	-
Home equity lines of credit	205	-	-	205	-
Consumer	-	-	219	219	20
Leases	-	-	-	-	-
Credit cards	-	-	-	-	-
Total collateral dependent loans	$22,459	$5,028	$219	$27,706	$5,822

There have been no significant changes to the types of collateral securing Bancorp’s collateral dependent loans.

The following tables present the aging of contractually past due loans by portfolio class:

(in thousands)		30-59 days	60-89 days	90 or more	Total Past	Total
December 31, 2023	Current	Past Due	Past Due	days Past Due	Due Loans	Loans

Commercial real estate - non-owner occupied	$1,558,756	$768	$318	$1,847	$2,933	$1,561,689
Commercial real estate - owner occupied	906,385	758	260	21	1,039	907,424
Total commercial real estate	2,465,141	1,526	578	1,868	3,972	2,469,113

Commercial and industrial - term	861,770	244	2	1,045	1,291	863,061
Commercial and industrial - term - PPP	4,319	—	—	—	—	4,319
Commercial and industrial - lines of credit	439,671	77	—	—	77	439,748
Total commercial and industrial	1,305,760	321	2	1,045	1,368	1,307,128

Residential real estate - owner occupied	699,475	5,290	1,612	2,516	9,418	708,893
Residential real estate - non-owner occupied	357,763	621	94	237	952	358,715
Total residential real estate	1,057,238	5,911	1,706	2,753	10,370	1,067,608

Construction and land development	531,324	—	—	—	—	531,324
Home equity lines of credit	210,823	67	33	467	567	211,390
Consumer	144,640	258	145	297	700	145,340
Leases	15,503	—	—	—	—	15,503
Credit cards	23,287	191	44	110	345	23,632
Total	$5,753,716	$8,274	$2,508	$6,540	$17,322	$5,771,038

(in thousands)		30-59 days	60-89 days	90 or more	Total Past	Total
December 31, 2022	Current	Past Due	Past Due	days Past Due	Due Loans	Loans

Commercial real estate - non-owner occupied	$1,393,016	$3,404	$460	$466	$4,330	$1,397,346
Commercial real estate - owner occupied	831,731	225	2,592	81	2,898	834,629
Total commercial real estate	2,224,747	3,629	3,052	547	7,228	2,231,975

Commercial and industrial - term	763,793	157	292	921	1,370	765,163
Commercial and industrial - term - PPP	17,719	748	77	49	874	18,593
Commercial and industrial - lines of credit	464,494	389	300	630	1,319	465,813
Total commercial and industrial	1,246,006	1,294	669	1,600	3,563	1,249,569

Residential real estate - owner occupied	587,830	1,613	974	1,098	3,685	591,515
Residential real estate - non-owner occupied	312,249	373	331	295	999	313,248
Total residential real estate	900,079	1,986	1,305	1,393	4,684	904,763

Construction and land development	445,618	—	72	—	72	445,690
Home equity lines of credit	200,036	566	40	83	689	200,725
Consumer	138,846	342	85	188	615	139,461
Leases	13,322	—	—	—	—	13,322
Credit cards	20,401	3	2	7	12	20,413
Total	$5,189,055	$7,820	$5,225	$3,818	$16,863	$5,205,918

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

As of December 31, 2023, the risk rating of loans based on year of origination was as follows:

							Revolving
							loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						amortized
December 31, 2023	2023	2022	2021	2020	2019	Prior	cost basis	Total

Commercial real estate - non-owner occupied:
Risk rating
Pass	$302,787	$370,728	$346,600	$220,144	$122,732	$136,624	$26,187	$1,525,802
OAEM	76	-	2,902	-	1,947	3,727	-	8,652
Substandard	290	1,093	997	3,587	12,278	243	98	18,586
Substandard non-performing	5,806	286	-	-	1,472	1,085	-	8,649
Doubtful	-	-	-	-	-	-	-	-
Total Commercial real estate non-owner occupied	$308,959	$372,107	$350,499	$223,731	$138,429	$141,679	$26,285	$1,561,689
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate - owner occupied:
Risk rating
Pass	$148,498	$164,087	$191,350	$179,450	$90,575	$100,988	$13,941	$888,889
OAEM	4,175	221	592	757	395	691	-	6,831
Substandard	1,675	4,258	-	4,370	458	58	-	10,819
Substandard non-performing	-	21	793	71	-	-	-	885
Doubtful	-	-	-	-	-	-	-	-
Total Commercial real estate owner occupied	$154,348	$168,587	$192,735	$184,648	$91,428	$101,737	$13,941	$907,424
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial and industrial - term:
Risk rating
Pass	$279,002	$298,204	$169,941	$54,977	$24,939	$26,790	$-	$853,853
OAEM	585	819	2,520	87	139	-	-	4,150
Substandard	218	80	31	-	-	273	-	602
Substandard non-performing	3,395	592	29	338	101	1	-	4,456
Doubtful	-	-	-	-	-	-	-	-
Total Commercial and industrial - term	$283,200	$299,695	$172,521	$55,402	$25,179	$27,064	$-	$863,061
Current period gross charge offs	$(1,315)	$(734)	$(37)	$(93)	$(37)	$(82)	$-	$(2,298)

Commercial and industrial - PPP
Risk rating
Pass	$-	$-	$2,347	$1,972	$-	$-	$-	$4,319
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Commercial and industrial - PPP	$-	$-	$2,347	$1,972	$-	$-	$-	$4,319
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

(continued)

(continued)

							Revolving
							loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						amortized
December 31, 2023	2023	2022	2021	2020	2019	Prior	cost basis	Total

Commercial and industrial - lines of credit
Risk rating
Pass	$30,553	$22,409	$3,232	$348	$8,931	$1,783	$356,237	$423,493
OAEM	-	-	-	723	20	-	8,585	9,328
Substandard	-	-	-	-	-	-	6,712	6,712
Substandard non-performing	157	-	-	-	-	-	58	215
Doubtful	-	-	-	-	-	-	-	-
Total Commercial and industrial - lines of credit	$30,710	$22,409	$3,232	$1,071	$8,951	$1,783	$371,592	$439,748
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$(3,633)	$(3,633)

Residential real estate - owner occupied
Risk rating
Pass	$170,446	$178,088	$175,561	$86,105	$24,354	$70,213	$-	$704,767
OAEM	-	-	89	-	-	-	-	89
Substandard	-	15	-	-	-	355	-	370
Substandard non-performing	1,138	1,122	297	192	162	756	-	3,667
Doubtful	-	-	-	-	-	-	-	-
Total Residential real estate - owner occupied	$171,584	$179,225	$175,947	$86,297	$24,516	$71,324	$-	$708,893
Current period gross charge offs	$-	$-	$-	$-	$-	$(43)	$-	$(43)

Residential real estate - non-owner occupied
Risk rating
Pass	$83,913	$84,278	$77,868	$49,555	$31,325	$30,546	$-	$357,485
OAEM	-	7	-	-	262	277	-	546
Substandard	-	-	-	-	-	312	-	312
Substandard non-performing	-	233	19	-	45	75	-	372
Doubtful	-	-	-	-	-	-	-	-
Total Residential real estate - non-owner occupied	$83,913	$84,518	$77,887	$49,555	$31,632	$31,210	$-	$358,715
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Construction and land development
Risk rating
Pass	$157,832	$239,807	$69,131	$34,591	$478	$3,711	$15,623	$521,173
OAEM	-	-	3,682	-	-	-	999	4,681
Substandard	5,470	-	-	-	-	-	-	5,470
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Construction and land development	$163,302	$239,807	$72,813	$34,591	$478	$3,711	$16,622	$531,324
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Home equity lines of credit
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$210,886	$210,886
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	37	37
Substandard non-performing	-	-	-	-	-	-	467	467
Doubtful	-	-	-	-	-	-	-	-
Total Home equity lines of credit	$-	$-	$-	$-	$-	$-	$211,390	$211,390
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$(12)	$(12)

(continued)

(continued)

							Revolving
							loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						amortized
December 31, 2023	2023	2022	2021	2020	2019	Prior	cost basis	Total

Consumer
Risk rating
Pass	$30,823	$18,399	$10,148	$2,832	$1,931	$1,765	$79,105	$145,003
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	41	145	91	27	3	14	16	337
Doubtful	-	-	-	-	-	-	-	-
Total Consumer	$30,864	$18,544	$10,239	$2,859	$1,934	$1,779	$79,121	$145,340
Current period gross charge offs	$(683)	$(22)	$(29)	$(43)	$(41)	$(27)	$(20)	$(865)

Leases
Risk rating
Pass	$6,801	$3,442	$3,117	$1,723	$155	$265	$-	$15,503
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Leases	$6,801	$3,442	$3,117	$1,723	$155	$265	$-	$15,503
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Credit cards
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$23,622	$23,622
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	10	10
Doubtful	-	-	-	-	-	-	-	-
Total Credit cards	$-	$-	$-	$-	$-	$-	$23,632	$23,632
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$(661)	$(661)

Total loans
Risk rating
Pass	$1,207,296	$1,379,117	$1,047,901	$630,129	$305,493	$379,258	$725,601	$5,674,795
OAEM	4,836	1,047	9,785	1,567	2,763	4,695	9,584	34,277
Substandard	7,653	5,446	1,028	7,957	12,736	1,241	6,847	42,908
Substandard non-performing	10,537	2,399	1,229	628	1,783	1,931	551	19,058
Doubtful	-	-	-	-	-	-	-	-
Total Loans	$1,230,322	$1,388,009	$1,059,943	$640,281	$322,775	$387,125	$742,583	$5,771,038
Current period gross charge offs	$(1,998)	$(756)	$(66)	$(136)	$(78)	$(152)	$(4,326)	$(7,512)

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

For certain loan classes, such as credit cards, credit quality is evaluated based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in credit cards based on payment activity:

(in thousands)
December 31,	2023	2022

Credit cards
Performing	$23,512	$20,413
Non-performing	120	—
Total credit cards	$23,632	$20,413

Bancorp had $668,000 and $317,000, respectively, in residential real estate loans for which formal foreclosure proceedings were in process at December 31, 2023 and December 31, 2022.

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

During the year ended December 31, 2023, there were no modifications made to loans for borrowers experiencing financial difficulty and there were no payment defaults of existing modified loans within 12 months following modification. Default is determined at 90 days or more past due, charge off, or foreclosure.

Troubled Debt Restructurings Disclosures Prior to the Adoption of ASU 2022-02

Detail of outstanding TDRs included in total non-performing loans follows:

	December 31, 2022
		Specific	Additional
		reserve	commitment
(in thousands)	Balance	allocation	to lend

Commercial real estate - owner occupied	$850	$202	$—
Total TDRs	$850	$202	$—

At December 31, 2022, Bancorp had one loan classified as a TDR totaling $850,000.

During the year ended December 31, 2022, there were no loans modified as TDRs and there were no payment defaults of existing TDRs within 12 months following modification. Default is determined at 90 or more days past due, charge-off, or foreclosure.

(6) Premises & Equipment and Premises Held for Sale

A summary of premises and equipment follows:

December 31, (in thousands)	2023	2022

Land	$22,517	$23,011
Buildings and improvements	71,695	72,322
Furniture and equipment	24,602	25,367
Construction in progress	2,782	1,660
Right-of-use operating lease asset	21,007	19,694

Total	142,603	142,054

Accumulated depreciation and amortization	(41,429)	(40,442)

Total premises and equipment	$101,174	$101,612

Depreciation expense related to premises and equipment was $7.7 million in 2023, $6.5 million in 2022 and $4.8 million in 2021, respectively.

Premises and equipment are presented on the consolidated balance sheets net of related depreciation on the respective assets as well as fair value adjustments associated with purchase accounting. As of December 31, 2023, Bancorp’s branch network consists of 71 locations throughout Louisville, central, eastern and northern, Kentucky, as well as the Indianapolis, Indiana and Cincinnati, Ohio markets. As a result of the prior year CB acquisition, 15 branches were acquired, four of which were closed shortly acquisition as a result of overlapping with existing locations of the Bank.

In addition to the premises and equipment detailed above, premises held for sale totaling $2.5 million was also recorded on Bancorp’s consolidated balance sheets as of December 31, 2023, which consists of three vacant parcels of land, an acquired administrative building and two former branch locations.

Bancorp has operating leases for various locations with terms ranging from approximately three months to 17 years, several of which include options to extend the leases in five-year increments. A total of four operating leases were added as a result of the CB acquisition in 2022. Options reasonably expected to be exercised are included in determination of the right-of-use asset. Bancorp elected to use a practical expedient to expense short-term lease obligations associated with leases with original terms of 12 months or less. Bancorp elected not to separate non-lease components from lease components for its operating leases. The right-of-use lease asset and operating lease liability are recorded in premises and equipment and other liabilities on the consolidated balance sheet.

Balance sheet, income statement, and cash flow detail regarding operating leases follows:

December 31, (dollars in thousands)	2023	2022

Balance Sheet
Operating lease right-of-use asset	$21,007	$19,694
Operating lease liability	22,487	21,008

Weighted average remaining lease term (years)	9.8	9.0
Weighted average discount rate	2.84%	2.57%

Maturities of lease liabilities:
One year or less	$3,365	$3,453
Year two	2,864	3,293
Year three	2,543	2,739
Year four	2,536	2,339
Year five	2,547	2,245
Greater than five years	12,059	9,559
Total lease payments	$25,914	$23,628
Less imputed interest	3,427	2,620
Total	$22,487	$21,008

Years ended December 31, (in thousands)	2023	2022	2021

Income Statement
Components of lease expense:
Operating lease cost	$3,338	$3,077	$2,239
Variable lease cost	313	237	227
Less sublease income	101	96	95
Total lease cost	$3,550	$3,218	$2,371

Years ended December 31, (in thousands)	2023	2022	2021

Cash flow Statement
Supplemental cash flow information:
Operating cash flows from operating leases	$4,063	$3,833	$2,568

As of December 31, 2023, Bancorp had entered into one lease agreement that had yet to commence.

(7) Goodwill

As of December 31, 2023 and 2022, goodwill totaled $194 million, of which $172 million was attributed to the commercial banking segment and $22 million was attributed to WM&T. Goodwill of $67 million was added through the CB acquisition, $8.5 million of which was subsequently written off as a result of Bancorp selling its interest in LFA effective December 31, 2022.

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

Changes in the carrying value of goodwill follows:

Years ended December 31, (in thousands)	2023	2022	2021
Balance at beginning of period	$194,074	$135,830	$12,513
Added from acquisition	—	66,694	124,016
Provisional period adjustment	—	—	(699)
Disposition of LFA	—	(8,450)	—
Impairment	—	—	—
Balance at end of period	$194,074	$194,074	$135,830

(8) Core Deposit and Customer List Intangible Assets

Bancorp recorded CDI assets of $13 million, $4 million, $2 million and $3 million in association with the acquisition of CB in 2022, KB in 2021, KSB in 2019 and TBOC in 2013, respectively.

Changes in the net carrying amount of CDI assets follow:

Years ended December 31, (in thousands)	2023	2022	2021
Balance at beginning of period	$14,958	$5,596	$1,962
Added from acquisition	—	12,724	3,405
Provisional period adjustment	—	—	999
Amortized to expense	(3,014)	(3,362)	(770)
Balance at end of period	$11,944	$14,958	$5,596

As a result of the CB acquisition, Bancorp also recorded intangible assets totaling $14 million associated with the customer lists of the acquired WM&T and LFA businesses. Of this total, $12 million was attributed to WM&T and $2 million was attributed to LFA. Similar to CDI assets, these intangibles also amortize over their estimated useful lives.

As previously noted, Bancorp’s interest in LFA was sold effective December 31, 2022. As a result, the remaining CLI associated with LFA was written off at the date of sale and ultimately reflected as a component of the $870,000 pre-tax loss on the disposition of LFA that was recorded on Bancorp’s consolidated income statements for the fourth quarter and year ended December 31, 2022.

The carrying amount of the CLI assets follows:

Year ended December 31, (in thousands)	2023	2022
Balance at beginning of period	$10,032	$-
Added from acquisition	—	14,360
Provisional period adjustment	—	—
Disposition of LFA	—	(2,146)
Amortized to expense	(1,672)	(2,182)
Balance at end of period	$8,360	$10,032

Future CDI and CLI amortization expense is estimated as follows:

(in thousands)	CDI	CLI
2024	2,686	1,520
2025	2,375	1,368
2026	2,063	1,216
2027	1,752	1,064
2028	1,339	912
2029	888	760
2030	576	608
2031	265	456
2032	-	304
2033	-	152
Total future amortization expense	$11,944	$8,360

(9) Other Assets

A summary of major components of other assets follows:

December 31, (in thousands)	2023	2022

Cash surrender value of life insurance other than BOLI	$17,843	$15,496
Net deferred tax asset	47,236	54,145
Investments in tax credit partnerships	175,056	13,969
Swap assets	5,133	10,727
Prepaid assets	5,873	5,721
WM&T fees receivable	4,205	3,354
Mortgage servicing rights	13,082	15,219
Other real estate owned	10	677
Other	18,922	15,680
Total other assets	$287,360	$134,988

Bancorp maintains life insurance policies other than BOLI in conjunction with its non-qualified defined benefit retirement and non-qualified compensation plans.

Bancorp periodically invests in certain partnerships that generate federal income tax credits. The tax benefit of these investments exceeds to amortization expense associated with them, resulting in a positive impact on net income. The investments in such partnerships are recorded in Other assets on the consolidated balance sheets, while the corresponding contribution requirements are recorded in Other liabilities. While contributions are made periodically over the life of the respective investments, which can be up to 10 years depending on the type of investment, the majority of contributions associated with a respective investment are made within the first few years after entering the partnership. Bancorp invested in several larger tax credit partnerships during 2023, which have served as an economical means of fulfilling CRA requirements.

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

For additional information related to MSRs, see the footnote titled “Mortgage Banking Activities.”

(10) Income Taxes

Components of income tax expense (benefit) from operations follows:

Years Ended December 31, (in thousands)	2023	2022	2021
Current income tax expense:
Federal	$25,360	$22,405	$13,292
State	5,254	2,962	2,059
Total current income tax expense	30,614	25,367	15,351

Deferred income tax expense (benefit):
Federal	(977)	(513)	3,318
State	542	2,336	2,176
Total deferred income tax expense (benefit)	(435)	1,823	5,494
Change in valuation allowance	-	-	(93)
Total income tax expense	$30,179	$27,190	$20,752

Components of income tax (benefit) expense recorded directly to stockholders’ equity were as follows:

Years Ended December 31, (in thousands)	2023	2022	2021
Unrealized gain (loss) on securities available for sale	$7,416	$(35,323)	$(5,371)
Unrealized gain (loss) on derivatives	(58)	-	38
Minimum pension liability adjustment	(17)	126	52
Total income tax (benefit) expense recorded directly to stockholders' equity	$7,341	$(35,197)	$(5,281)

An analysis of the difference between statutory and ETRs from operations follows:

Years Ended December 31,	2023	2022	2021
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	3.3	3.5	3.5
Excess tax benefits from stock-based compensation arrangements	(0.3)	(1.0)	(1.1)
Change in cash surrender value of life insurance	(0.7)	0.2	(0.8)
Tax credits	(0.5)	(0.2)	(0.3)
Tax exempt interest income	(0.5)	(0.6)	(0.4)
Non-deductible merger expenses	-	0.1	0.4
Insurance captive	(0.2)	(0.3)	(0.2)
Amortization of investment in tax credit partnerships	0.2	0.1	0.1
Other, net	(0.4)	(0.2)	(0.4)
Effective tax rate	21.9%	22.6%	21.8%

Current state income tax expense for 2023 and 2022 represents tax owed to the states of Kentucky, Indiana and Illinois. Ohio state taxes are based on capital levels and are recorded as other non-interest expense.

On April 10, 2023, the IRS issued a proposed regulation that would potentially classify section 831(b) captive activity as a, “listed transaction,” and disallow the related tax benefits, both prospectively and retroactively, for a period to be determined. While the proposed regulation has not been finalized, it is expected to be finalized in 2024. Bancorp elected not to renew the insurance captive effective August 2023 and it was dissolved as of December 31, 2023. The tax benefits associated with the Captive will not be experienced going forward.

GAAP provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns. If recognized, tax benefits would reduce tax expense and accordingly, increase net income. The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current year tax positions, expiration of open income tax returns due to statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examination, litigation and legislative activity and addition or elimination of uncertain tax positions. As of December 31, 2023 and December 31, 2022, the gross amount of unrecognized tax benefits was immaterial to Bancorp’s consolidated financial statements. Federal income tax returns are subject to examination for the years after 2019 and state income tax returns are subject to examination for the years after 2018.

The effects of temporary differences that gave rise to significant portions of DTAs and DTLs follows:

December 31, (in thousands)	2023	2022
Deferred tax assets:
Investment securities	$29,805	$35,935
Allowance for credit losses	19,575	18,099
Deferred compensation	6,807	6,349
Operating lease liability	5,449	5,066
Acquired loan fair value adjustments	3,205	3,506
Accrued expenses	2,691	4,605
Interest rate swaps	63	6
Write-downs and costs associated with OREO	27	21
Deferred PPP loan fees	17	77
Investments in tax credit partnerships	-	215
State net operating loss	-	540
Total deferred tax assets	67,639	74,419

Deferred tax liabilities:
Right-of-use operating lease asset	5,181	4,848
Mortgage servicing rights	3,192	3,712
Core deposit intangibles	2,688	3,399
Customer list intangible	2,062	2,469
Property and equipment	2,036	2,395
Other liabilities	2,025	2,009
Investments in tax credit partnerships	1,515	-
Loan costs	1,504	1,272
Leases	200	170
Total deferred tax liabilities	20,403	20,274
Net deferred tax asset	$47,236	$54,145

A valuation allowance is recognized for a DTA if, based on the weight of available evidence, it is more likely than not that some portion of the entire DTA will not be realized. Ultimate realization of DTAs is dependent upon generation of future taxable income during periods in which those temporary differences become deductible. Management considers scheduled reversal of DTLs, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projection for future taxable income over periods which the temporary differences resulting in remaining DTAs are deductible, management believes it is more likely than not that Bancorp will realize the benefits of these deductible differences at December 31, 2023.

Realization of DTAs/DTLs associated with investment in tax credit partnerships is dependent upon generating sufficient taxable capital gain income prior to their expiration. No valuation allowance was recorded as of both December 31, 2023 and 2022 based on management’s estimate of the temporary deductible differences that may expire prior to their utilization. In addition, realization of DTAs are evaluated for net operating losses that will not be utilized prior to their expiration. The Kentucky net operating losses began to be utilized in 2021 when Bancorp began filing a combined Kentucky income tax return with the Bank. The loss carryforward was $0 as of December 31, 2023.

(11) Deposits

The composition of deposits follows:

December 31, (in thousands)	2023	2022

Non-interest bearing demand deposits	$1,548,624	$1,950,198

Interest bearing deposits:
Interest bearing demand	2,480,357	2,308,960
Savings	438,834	535,903
Money market	1,219,656	1,124,100

Time deposit accounts of $250,000 or more	279,474	97,638
Other time deposits	703,803	374,453
Total time deposits(1)	983,277	472,091

Total interest bearing deposits	5,122,124	4,441,054

Total deposits	$6,670,748	$6,391,252

(1)	Includes $597,000 and $599,000 in brokered deposits as of December 31, 2023 and 2022, respectively.

Interest expense related to time deposits in denominations of $250,000 or more was $5.1 million, $472,000 and $464,000 for the years ended December 31, 2023, 2022 and 2021, respectively.

At December 31, 2023, the scheduled maturities of all time deposits were as follows:

(in thousands)
2024	$862,913
2025	98,703
2026	9,320
2027	7,838
2028	4,503
Total time deposits	$983,277

Deposits of directors and their associates, including deposits of companies for which directors are principal owners, and executive officers were $61 million and $59 million at December 31, 2023 and 2022, respectively.

At December 31, 2023 and 2022, Bancorp had $661,000 and $913,000 of deposits accounts in overdraft status and thus have been reclassified to loans on the accompanying consolidated balance sheets.

(12) Securities Sold Under Agreements to Repurchase

SSUAR represent a funding source of Bancorp and are used by commercial customers in conjunction with collateralized corporate cash management accounts. Such repurchase agreements are considered financing agreements and mature within one business day from the transaction date. At December 31, 2023, all of these financing arrangements had overnight maturities and were secured by government sponsored enterprise obligations and government agency mortgage-backed securities which were owned and controlled by Bancorp.

Information regarding SSUAR follows:

December 31, (dollars in thousands)	2023	2022
Outstanding balance at end of period	$152,991	$133,342
Weighted average interest rate at end of period	2.23%	1.64%

Years Ended December 31, (dollars in thousands)	2023	2022	2021

Average outstanding balance during the period	$123,111	$122,154	$62,534
Average interest rate during the period	1.70%	0.46%	0.04%
Maximum outstanding at any month end during the period	$152,991	$161,512	$81,964

(13) Subordinated Debentures

As a result of its acquisition of Commonwealth Bancshares, Inc. on March 7, 2022, Bancorp became the 100% successor owner of the following unconsolidated trust subsidiaries: Commonwealth Statutory Trust III, Commonwealth Statutory Trust IV and Commonwealth Statutory Trust V. The sole assets of the trust subsidiaries represent the proceeds of offerings loaned in exchange for subordinated debentures with similar terms to the TPS. The TPS are treated as part of Tier I Capital. The subordinated notes and related interest expense are included in Bancorp’s consolidated financial statements. The subordinated notes are currently redeemable at Bancorp’s option on a quarterly basis. The carrying values of the subordinated notes were adjusted to fair value at acquisition date. The related discounts on the subordinated notes are amortized and recognized as a component of interest expense in Bancorp’s consolidated financial statements. Bancorp chose not to redeem the subordinated notes on January 1, 2024 and carried the notes at the costs noted below at December 31, 2023.

(dollars in thousands)	Face Value	Carrying Value	Origination Date	Maturity Date	Indexed Interest Rate

Commonwealth Statutory Trust III	$3,093	$3,085	12/19/2003	1/7/2034	SOFR + 2.85%
Commonwealth Statutory Trust IV	12,372	12,342	12/15/2005	12/30/2035	SOFR + 1.35%
Commonwealth Statutory Trust V	11,341	11,313	6/28/2007	9/15/2037	SOFR + 1.40%
Total	$26,806	$26,740

(14) FHLB Advances and Other Borrowings

FHLB advances outstanding at December 31, 2023 consisted of rolling $200 million three-month advances that mature in February 2023, which Bancorp utilizes in conjunction with interest rate swaps entered into during 2023 in an effort to hedge cash flows. FHLB advances outstanding at December 31, 2022 consisted entirely of a $50 million cash management advance that matured in early January 2023.

For the year ended December 31, 2023, gross proceeds and repayments related to FHLB advances totaled $2.40 billion and $2.25 billion, respectively. Net proceeds and repayments related to FHLB advances (excluding those with maturities of 90 days or less) totaled $950 million and $800 million for the year ended December 31, 2023, respectively.

Information regarding FHLB advances follows. The average interest rate information provided includes the benefit associated with the related interest rate swaps:

December 31, (dollars in thousands)	2023	2022
Outstanding balance at end of period	$200,000	$50,000
Weighted average interest rate at end of period	4.11%	4.37%

FHLB advances are collateralized by certain CRE and residential real estate mortgage loans under blanket mortgage collateral pledge agreements and FHLB stock. Bancorp views these advances as an effective lower-costing alternative to brokered deposits to fund loan growth. At December 31, 2023 and December 31, 2022, the amount of available credit from the FHLB totaled $1.33 billion and $1.36 billion, respectively.

Bancorp also had $80 million FFP lines available from correspondent banks at both December 31, 2023 and December 31, 2022, respectively.

(15) Accumulated Other Comprehensive Income (Loss)

The following table illustrates activity within the balances in AOCI by component:

	Net unrealized	Net unrealized	Minimum
	gains (losses)	gains (losses)	pension
	on AFS	on cash	liability
(in thousands)	debt securities	flow hedges	adjustment	Total

Balance, January 1, 2021	$9,309	$(121)	$(447)	$8,741
Net current period other comprehensive income (loss)	(16,966)	121	164	(16,681)
Balance, December 31, 2021	$(7,657)	$-	$(283)	$(7,940)

Balance, January 1, 2022	$(7,657)	$-	$(283)	$(7,940)
Net current period other comprehensive income (loss)	(107,991)	-	395	(107,596)
Balance, December 31, 2022	$(115,648)	$-	$112	$(115,536)

Balance, January 1, 2023	$(115,648)	$-	$112	$(115,536)
Net current period other comprehensive income (loss)	22,970	(179)	(53)	22,738
Balance, December 31, 2023	$(92,678)	$(179)	$59	$(92,798)

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

(17) Net Income per Share

The following table reflects net income (numerator) and average shares outstanding (denominator) for basic and diluted net income per share computations:

(in thousands, except per share data)
Years Ended December 31,	2023	2022	2021

Net income available to stockholders	$107,748	$92,972	$74,645

Weighted average shares outstanding - basic	29,212	28,672	24,898
Dilutive shares	131	250	258

Weighted average shares outstanding - diluted	29,343	28,922	25,156

Net income per share - basic	$3.69	$3.24	$3.00
Net income per share - diluted	$3.67	$3.21	$2.97

Certain SARs that were excluded from the EPS calculation because their impact was antidilutive follows:

Years Ended December 31, (shares in thousands)	2023	2022	2021
Antidilutive SARs	94	1	—

(18) Employee Benefit Plans

Bancorp has a combined employee stock ownership and defined contribution plan. The plan is available to all employees meeting certain eligibility requirements. In general, for employees who work more than 1,000 hours per year, Bancorp matches employee contributions up to 6% of the employee’s salary, and contributes an amount of Bancorp stock equal to 2% of the employee’s salary. Employer matching expenses related to contributions to the plan for 2023, 2022, and 2021 were $4.5 million, $4.2 million and $3.3 million and are recorded on the consolidated statements of income within employee benefits. Employee and employer contributions are made in accordance with the terms of the plan. As of December 31, 2023 and 2022, the KSOP held 427,000 and 423,000 shares of Bancorp stock, respectively.

In addition, Bancorp has non-qualified plans into which directors and certain senior officers may defer director fees or salary/incentives. Bancorp matched certain executives’ deferrals into the senior officers’ plan amounting to approximately $296,000, $221,000 and $224,000 in 2023, 2022 and 2021, respectively. At December 31, 2023 and 2022, the amounts included in other liabilities in the consolidated financial statements for this plan were $12 million and $11 million, respectively. The total was comprised primarily of participants’ contributions, and represented the fair value of mutual fund investments directed by plan participants.

Bancorp sponsors an unfunded, non-qualified, defined benefit retirement plan for two retired officers and has no plans to increase the number of or the benefits to participants. All participants are fully vested based on 25 years of service. Bancorp uses a December 31 measurement date for this plan. The accumulated benefit obligation for the plan included in other liabilities in the consolidated financial statements was $2.3 million as of both December 31, 2023 and 2022, respectively. Actuarially determined pension costs are expensed and accrued over the service period and benefits are paid from Bancorp’s assets. Bancorp maintains life insurance policies, for which it is the beneficiary, for defined benefit plan participants and certain former executives. Income from these policies serves to offset costs of benefits. The liability for Bancorp’s plan met the benefit obligation as of December 31, 2023 and 2022. Net periodic benefit cost was immaterial for all periods.

Benefits expected to be paid in future periods follows:

(in thousands)
2024	$219
2025	219
2026	219
2027	219
2028	219
2029 and thereafter	2,183

Total future payments	$3,278

Expected benefits to be paid are based on the same assumptions used to measure Bancorp’s benefit obligation at December 31, 2023. There are no obligations for other post-retirement or post-employment benefits.

(19) Stock-Based Compensation

The fair value of all stock-based awards granted, net of estimated forfeitures, is recognized as compensation expense over the respective service period.

At Bancorp's 2015 Annual Meeting of Shareholders, shareholders approved the 2015 Omnibus Equity Compensation Plan and authorized the shares available from the expiring 2005 plan for future awards under the 2015 plan. In 2018 shareholders approved an additional 500,000 shares for issuance under the plan. As of December 31, 2023, there were 151,000 shares available for future awards. The 2005 Stock Incentive Plan expired in April 2015 and SARs granted under this plan expire as late as 2025. The 2015 Stock Incentive Plan has no defined expiration date.

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

Fair values of SARs are estimated at the date of grant using the Black-Scholes option pricing model, a leading formula for calculating such value. The model requires the input of assumptions, changes to which can materially affect the fair value estimate. The following assumptions were used in SAR valuations at the grant date in each year:

	2023	2022	2021

Dividend yield	2.24%	2.38%	2.52%
Expected volatility	27.20%	25.43%	25.19%
Risk free interest rate	3.84%	1.98%	1.22%
Expected life of SARs (in years)	7.1	7.1	7.1

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

PSU Grants – PSUs vest based upon service and a three-year performance period, which begins January 1 of the first year of the performance period. Because grantees are not entitled to dividend payments during the performance period, the fair value of these PSUs is estimated based upon the market value of the underlying shares on the date of grant, adjusted for non-payment of dividends. Grants require a one year post-vesting holding period and the fair value of such grants incorporates a liquidity discount related to the holding period of 5.2%, 5.8% and 6.1% for 2023, 2022 and 2021, respectively.

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

Bancorp utilized cash of $175,000 and $233,000 during 2023 and 2022, respectively, for the purchase of shares upon the vesting of RSUs.

Bancorp has recognized stock-based compensation expense for SARs, RSAs, and PSUs within compensation expense, and RSUs for directors within other non-interest expense, as follows:

	Year Ended December 31, 2023
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$492	$1,599	$519	$1,854	$4,464
Deferred tax benefit	(104)	(336)	(109)	(390)	(939)
Total net expense	$388	$1,263	$410	$1,464	$3,525

	Year Ended December 31, 2022
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$376	$1,373	$332	$2,313	$4,394
Deferred tax benefit	(79)	(289)	(70)	(486)	(924)
Total net expense	$297	$1,084	$262	$1,827	$3,470

	Year Ended December 31, 2021
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$352	$1,288	$312	$2,613	$4,565
Deferred tax benefit	(74)	(271)	(66)	(549)	(960)
Total net expense	$278	$1,017	$246	$2,064	$3,605

Detail of unrecognized stock-based compensation expense follows:

(in thousands) Year Ended	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

2024	$307	$1,376	$3	$788	$2,474
2025	248	1,155	—	668	2,071
2026	190	854	—	—	1,044
2027	111	501	—	—	612
2028	12	41	—	—	53
Total estimated expense	$868	$3,927	$3	$1,456	$6,254

The following table summarizes SARs activity and related information:

								Weighted
					Weighted		Weighted	average
					average	Aggregate	average	remaining
		Exercise			exercise	intrinsic	fair	contractual
(in thousands, except per share and years)	SARs	price			price	value(1)	value	life (in years)

Outstanding, January 1, 2021	593	$15.24	-	$40.00	$27.47	$7,706	$4.44	5.1
Granted	30	47.17	-	50.71	50.48	-	9.69
Exercised	(108)	15.24	-	19.37	16.40	4,239	2.85
Forfeited	—		—		—	—	—
Outstanding, December 31, 2021	515	$15.24	-	$50.71	$31.16	$16,854	$5.08	5.1

Outstanding, January 1, 2022	515	$15.24	-	$50.71	$31.16	$16,854	$5.08	5.1
Granted	34	47.17	-	74.92	55.45	—	12.07
Exercised	(114)	15.24	-	40.00	21.55	5,258	3.63
Forfeited	—		—		—	—	—
Outstanding, December 31, 2022	435	$19.37	-	$74.92	$35.60	$12,784	$6.02	5.1

Outstanding, January 1, 2023	435	$19.37	-	$74.92	$35.60	$12,784	$6.02	5.1
Granted	29	60.76	-	60.76	60.76	—	16.81
Exercised	(24)	19.37	-	19.37	19.37	681	3.58
Forfeited	—		—		—	—	—
Outstanding, December 31, 2023	440	$19.44	-	$74.92	$38.11	$6,297	$6.86	4.7

Vested and exercisable	336	$19.44	-	$74.92	$34.15	$5,851	$5.50	3.8
Unvested	104	36.65	-	74.92	50.83	446	11.22	3.4
Outstanding, December 31, 2023	440	$19.44	-	$74.92	$38.11	$6,297	$6.86	4.7

Vested in the current year	52	$35.90	-	$74.92	$41.34	$531	$7.25

(1) - Aggregate intrinsic value for SARs is defined as the amount by which the current market price of the underlying stock exceeds the exercise or grant price.

SARs outstanding and exercisable by expiration year and weighted average exercise price follows:

(in thousands, except per share data)
Expiration Year	SARs Outstanding	SARs Vested and Exercisable	Weighted Average Exercise Price
2024	3	3	$19.44
2025	39	39	23.02
2026	76	76	25.76
2027	40	40	40.00
2028	95	95	37.84
2029	47	37	37.06
2030	46	27	37.30
2031	31	12	50.48
2032	34	7	55.45
2033	29	—	60.76
	440	336	$38.11

The following table summarizes activity for RSAs:

		Weighted
		average cost
(in thousands, except per share data)	RSAs	at grant date

Unvested at January 1, 2021	99	$36.85
Shares awarded	39	46.90
Restrictions lapsed and shares vested	(34)	35.48
Shares forfeited	(5)	40.81
Unvested at December 31, 2021	99	$41.07

Unvested at January 1, 2022	99	$41.07
Shares awarded	35	58.47
Restrictions lapsed and shares vested	(32)	40.39
Shares forfeited	(6)	47.49
Unvested at December 31, 2022	96	$47.26

Unvested at January 1, 2023	96	$47.26
Shares awarded	38	63.04
Restrictions lapsed and shares vested	(33)	43.77
Shares forfeited	(3)	53.38
Unvested at December 31, 2023	98	$54.23

Shares expected to be awarded for PSUs granted to executive officers of Bancorp, the three-year performance period, which began January 1 of the award year, are as follows:

Grant Year	Vesting Period in Years	Fair Value	Shares Expected to be Awarded
2021	3	$44.44	47,280
2022	3	48.48	30,118
2023	3	54.33	33,509

All Bancorp equity compensation plans have been approved by shareholders. The following table provides detail of the number of shares to be issued upon exercise of outstanding stock-based awards and remaining shares available for future issuance under Bancorp’s equity compensation plan as of December 31, 2023:

	Number of		Shares
	shares to be	Weighted	available for
	issued upon	average	future
Plan category (in thousands)	exercising/vesting	exercise price	issuance (a)

Equity compensation plans approved by security holders:

Stock Appreciation Rights	(b)	(b)	151
Restricted Stock Awards	98	N/A	(a)
Restricted Stock Units	8	N/A	(a)
Performance Stock Units	(c)	N/A	(a)
Total shares	106		151

(a)	Under the 2015 Omnibus Equity Compensation Plan, shares of stock are authorized for issuance as incentive and non-qualified stock options, SARs, RSAs, and RSUs.

(b)

At December 31, 2023, approximately 440,000 SARs were outstanding at a weighted average grant price of $38.11. The number of shares to be issued upon exercise will be determined based on the difference between the grant price and the market price at the date of exercise.

(c)

The number of shares to be issued is dependent upon Bancorp achieving certain predefined performance targets and ranges from zero shares to approximately 166,000 shares. As of December 31, 2023, shares expected to be awarded totaled approximately 111,000.

(20) Dividends

Bancorp’s principal source of cash revenue is dividends paid to it as the sole shareholder of the Bank. At any balance sheet date, the Bank’s regulatory dividend restriction represents the Bank’s net income of the current year plus the prior two years less any dividends paid for the same time period. At December 31, 2023, the Bank may pay an amount equal to $145 million in dividends to Bancorp without regulatory approval subject to ongoing capital requirements of the Bank.

(21) Commitments and Contingent Liabilities

As of December 31, 2023 and 2022, Bancorp had various commitments outstanding that arose in the normal course of business which are properly not reflected in the consolidated financial statements. Total off-balance sheet commitments to extend credit follows:

December 31, (in thousands)	2023	2022
Commercial and industrial	$897,673	$784,429
Construction and development	606,668	449,028
Home equity lines of credit	381,110	358,610
Credit cards	83,700	64,231
Overdrafts	55,124	57,193
Standby letters of credit	33,778	34,704
Other	100,447	93,419
Future loan commitments	298,164	221,973
Total off balance sheet commitments to extend credit	$2,456,664	$2,063,587

Most commitments to extend credit are an agreement to lend to a customer either unsecured or secured, as long as collateral is available as agreed upon and there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not represent future cash requirements. Bancorp uses the same credit and collateral policies in making commitments and conditional guarantees as for on-balance sheet instruments. Bancorp evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, securities, equipment and real estate. However, should the commitments be drawn upon and should our customers default on their resulting obligation to us, our maximum exposure to credit loss, without consideration of collateral, is represented by the contractual amount of those instruments.

The ACL for off balance sheet credit exposures, which is separate from the ACL for loans and recorded in other liabilities on the consolidated balance sheets, was $5.9 million and $4.5 million as of December 31, 2023 and December 31, 2022, respectively. Provision expense for off balance sheet credit exposures of $1.3 million was recorded for the year ended December 31, 2023, driven largely by the addition of new C&D and C&I lines of credit.

Standby letters of credit are conditional commitments issued by Bancorp to guarantee the performance of a customer to a first party beneficiary. Those guarantees are primarily issued to support commercial transactions. Standby letters of credit generally have maturities of one to two years.

Certain commercial customers require confirmation of Bancorp’s letters of credit by other banks since Bancorp does not have a rating by a national rating agency. Terms of the agreements range from one month to a year with certain agreements requiring between one and six months’ notice to cancel. If an event of default on all contracts had occurred at December 31, 2023, Bancorp would have been required to make payments of approximately $3 million, or the maximum amount payable under those contracts. No payments have ever been required because of default on these contracts. These agreements are normally secured by collateral acceptable to Bancorp, which limits credit risk associated with the agreements.

Bancorp periodically invests in certain partnerships that generate federal income tax credits, which result in contribution commitments. Such commitments are recorded in Other liabilities on the consolidated balance sheets. While contributions are made periodically over the life of the respective investments, which can be up to 10 years depending on the type of investment, the majority of contributions associated with a respective investment are made within the first few years after entering the partnership. Bancorp invested in several larger tax credit partnerships during 2023, which have served as an economical means of fulfilling CRA goals. As of December 31, 2023, tax credit contribution commitments of $158 million were recorded in Other liabilities on the consolidated balance sheets.

As of December 31, 2023, in the normal course of business, there were pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate result of these legal actions and proceedings will not have a material adverse effect on the consolidated financial position or results of operations of Bancorp.

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

Mortgage banking derivatives – Mortgage banking derivatives used in the ordinary course of business consist primarily of interest rate lock loan commitments and mandatory forward sales contracts. The fair value of Bancorp’s derivative instruments is primarily measured by obtaining pricing from broker-dealers recognized to be market participants. The pricing is derived from observable market inputs that can generally be verified and do not typically involve significant judgement by Bancorp (Level 2 inputs).

Interest rate swap agreements – Interest rate swaps are valued using valuations received from the relevant dealer counterparty. These valuations consider multiple observable market inputs, including interest rate yield curves, time value and volatility factors (Level 2 inputs).

Carrying values of assets measured at fair value on a recurring basis follows:

	Fair Value Measurements Using:			Total
December 31, 2023 (in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Available for sale debt securities:
U.S. Treasury and other U.S. Government obligations	$116,269	$—	$—	$116,269
Government sponsored enterprise obligations	—	99,847	—	99,847
Mortgage backed securities - government agencies	—	688,039	—	688,039
Obligations of states and political subdivisions	—	123,490	—	123,490
Other	—	3,534	—	3,534

Total available for sale debt securities	116,269	914,910	—	1,031,179

Mortgage loans held for sale	—	6,056	—	6,056
Rate lock loan commitments	—	174	—	174
Interest rate swap assets	—	5,133	—	5,133

Total assets	$116,269	$926,273	$—	$1,042,542

Liabilities:
Interest rate swap liabilities	$—	$5,378	$—	$5,378
Mandatory forward contracts	—	43	—	43
Total Liabilities	$—	$5,421	$—	$5,421

	Fair Value Measurements Using:			Total
December 31, 2022 (in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Available for sale debt securities:
U.S. Treasury and other U.S. Government obligations	$115,039	$—	$—	$115,039
Government sponsored enterprise obligations	—	143,626	—	143,626
Mortgage backed securities - government agencies	—	752,738	—	752,738
Obligations of states and political subdivisions	—	127,599	—	127,599
Other	—	5,615	—	5,615

Total available for sale debt securities	115,039	1,029,578	—	1,144,617

Mortgage loans held for sale	—	2,606	—	2,606
Rate lock loan commitments	—	137	—	137
Mandatory forward contracts	—	47	—	47
Interest rate swaps	—	10,727	—	10,727

Total assets	$115,039	$1,043,095	$—	$1,158,134

Liabilities:
Interest rate swaps	$—	$10,737	$—	$10,737

Bancorp had no financial instruments classified within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis at December 31, 2023 or 2022. There were no transfers into or out of Level 3 of the fair value hierarchy during 2023 or 2022.

For the securities portfolio, Bancorp monitors the valuation technique used by pricing agencies to ascertain when transfers between levels have occurred. The nature of other assets and liabilities measured at fair value is such that transfers in and out of any level are expected to be rare. For the year ended December 31, 2023, there were no transfers between Levels 1, 2, or 3.

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

Below are carrying values of assets measured at fair value on a non-recurring basis:

					Losses recorded for
(in thousands)	Fair Value Measurement Using:				the year ended
December 31, 2023	Level 1	Level 2	Level 3	Total Fair Value	December 31, 2023

Collateral dependent loans	$—	$—	$13,561	$13,561	$1,681
Other real estate owned	—	—	10	10	25

					Losses recorded for
(in thousands)	Fair Value Measurement Using:				the year ended
December 31, 2022	Level 1	Level 2	Level 3	Total Fair Value	December 31, 2022

Collateral dependent loans	$—	$—	$20,637	$20,637	$303
Other real estate owned	—	—	677	677	—

					Losses recorded for
(in thousands)	Fair Value Measurement Using:				the year ended
December 31, 2021	Level 1	Level 2	Level 3	Total Fair Value	December 31, 2021

Collateral dependent loans	$—	$—	$4,487	$4,487	$891
Other real estate owned	—	—	7,212	7,212	17

There were no liabilities measured at fair value on a non-recurring basis at December 31, 2023 and December 31, 2022.

For Level 3 assets measured at fair value on a non-recurring basis, the significant unobservable inputs used in the fair value measurements are presented below:

	December 31, 2023
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average Discount

Collateral dependent loans	$13,561	Appraisal	Appraisal discounts	18.0%
Other real estate owned	10	Appraisal	Appraisal discounts	93.0

	December 31, 2022
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average Discount

Impaired loans - collateral dependent	$20,637	Appraisal	Appraisal discounts	23.3%
Other real estate owned	677	Appraisal	Appraisal discounts	65.6

(23) Disclosure of Financial Instruments Not Reported at Fair Value

GAAP requires disclosure of the fair value of financial assets and liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis. The estimated fair values of Bancorp’s financial instruments not measured at fair value on a recurring or non-recurring basis follows:

	Carrying		Fair Value Measurements Using:
December 31, 2023 (in thousands)	amount	Fair value	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$265,959	$265,959	$265,959	$—	$—
HTM debt securities	439,837	408,519	198,327	210,192	—
Federal Home Loan Bank stock	16,236	16,236	—	16,236	—
Loans, net	5,691,664	5,520,059	—	—	5,520,059
Accrued interest receivable	26,830	26,830	26,830	—	—

Liabilities
Non-interest bearing deposits	$1,548,624	$1,548,624	$1,548,624	$—	$—
Transaction deposits	4,138,847	4,138,847	—	4,138,847	—
Time deposits	983,277	976,841	—	976,841	—
Securities sold under agreement to repurchase	152,991	152,991	—	152,991	—
Federal funds purchased	12,852	12,852	—	12,852	—
Subordinated debentures	26,740	26,746	—	26,746	—
FHLB advances	200,000	200,047	—	200,047	—
Accrued interest payable	2,094	2,094	2,094	—	—

	Carrying		Fair Value Measurements Using:
December 31, 2022 (in thousands)	amount	Fair value	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$167,367	$167,367	$167,367	$—	$—
HTM debt securities	473,217	431,833	208,628	223,205	—
Federal Home Loan Bank stock	10,928	10,928	—	10,928	—
Loans, net	5,132,387	4,914,770	—	—	4,914,770
Accrued interest receivable	22,157	22,157	22,157	—	—

Liabilities
Non-interest bearing deposits	$1,950,198	$1,950,198	$1,950,198	$—	$—
Transaction deposits	3,968,963	3,968,963	—	3,968,963	—
Time deposits	472,091	459,467	—	459,467	—
Securities sold under agreement to repurchase	133,342	133,342	—	133,342	—
Federal funds purchased	8,789	8,789	—	8,789	—
Subordinated debentures	26,343	26,460	—	26,460	—
FHLB advances	50,000	50,000	—	50,000	—
Accrued interest payable	660	660	660	—	—

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

Activity for mortgage loans held for sale, at fair value, was as follows:

Years ended December 31, (in thousands)	2023	2022	2021
Balance, beginning of period:	$2,606	$8,614	$22,547
Origination of mortgage loans held for sale	105,912	129,193	157,304
Loans held for sale acquired	—	3,559	3,071
Proceeds from the sale of mortgage loans held for sale	(104,152)	(139,281)	(177,910)
Net gain on sale of mortgage loans held for sale	1,690	521	3,602
Balance, end of period	$6,056	$2,606	$8,614

The following table represents the components of Mortgage banking income:

Years ended December 31, (in thousands)	2023	2022	2021

Net gain realized on sale of mortgage loans held for sale	$1,690	$521	$3,602
Net change in fair value recognized on loans held for sale	33	-	-
Net change in fair value recognized on rate lock loan commitments	23	1,821	-
Net change in fair value recognized on forward contracts	150	(1,102)	-
Net gain recognized	1,896	1,240	3,602

Net loan servicing income	4,387	4,200	1,448
Amortization of mortgage servicing rights	(2,961)	(3,072)	(1,092)
Change in mortgage servicing rights valuation allowance	-	-	-
Net servicing income recognized	1,426	1,128	356

Other mortgage banking income	383	842	766
Total mortgage banking income	$3,705	$3,210	$4,724

Activity for capitalized mortgage servicing rights was as follows:

Years ended December 31, (in thousands)	2023	2022	2021
Balance, beginning of period	$15,219	$4,528	$2,710
Added from acquisition	—	12,676	1,662
Additions for mortgage loans sold	824	1,087	1,248
Amortization	(2,961)	(3,072)	(1,092)
Impairment	—	—	—
Balance, end of period	$13,082	$15,219	$4,528

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

The estimated fair value of MSRs at December 31, 2023 and December 31, 2022 were $24 million and $26 million, respectively. There was no valuation allowance recorded for MSRs as of December 31, 2023 and December 31, 2022, as fair value exceeded carrying value.

Total outstanding principal balances of loans serviced for others were $1.93 billion and $2.08 billion at December 31, 2023 and December 31, 2022, respectively.

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

The following table includes the notional amounts and fair values of mortgage loans held for sale and mortgage banking derivatives:

	December 31, 2023		December 31, 2022
(in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in Mortgage loans held for sale:
Mortgage loans held for sale, at fair value	$5,965	$6,056	$2,548	$2,606

Included in other assets:
Rate lock loan commitments	$4,345	$174	$5,599	$137
Mandatory forward contracts	–	–	6,581	47

Included in other liabilities:
Mandatory forward contracts	$6,750	$(43)	$–	$–

(25) Derivative Financial Instruments

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

Bancorp had outstanding undesignated interest rate swap contracts as follows:

	Receiving		Paying
	December 31,	December 31,	December 31,	December 31,
(dollars in thousands)	2023	2022	2023	2022

Notional amount	$201,555	$132,831	$201,555	$132,831
Weighted average maturity (years)	6.0	7.1	6.0	7.1
Fair value	$5,133	$10,727	$5,142	$10,737

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

The following table details Bancorp’s derivative positions designated as a cash flow hedges, and the related fair values:

				Fair value
(dollars in thousands)			Pay fixed	December 31,
Notional Amount	Maturity Date	Receive (variable) index	swap rate	2023
$100,000,000	2/6/2028	USD SOFR	3.27%	$1,326
50,000,000	8/6/2026	USD SOFR	4.38%	(659)
50,000,000	8/6/2028	USD SOFR	3.97%	(904)
$200,000,000				$(237)

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

Additionally, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, Bancorp and the Bank must hold a 2.5% capital conservation buffer composed of Common Equity Tier 1 Risk-Based Capital above the minimum risk-based capital requirements for the Common Equity Tier 1 Risk-Based Capital ratio, Tier 1 Risk-Based Capital ratio and Total Risk-Based Capital ratio necessary to be considered adequately-capitalized. At December 31, 2023, the adequately-capitalized minimums, including the capital conservation buffer, were a 7.0% Common Equity Tier 1 Risk-Based Capital ratio, 8.5% Tier 1 Risk-Based Capital ratio and 10.5% Total Risk-Based Capital ratio.

As a result of the CB acquisition, Bancorp became the 100% successor owner of the following unconsolidated trust subsidiaries: Commonwealth Statutory Trust III, Commonwealth Statutory Trust IV and Commonwealth Statutory Trust V. The sole assets of the trust subsidiaries represent the proceeds of offerings loaned in exchange for subordinated debentures with similar terms to the TPS. The TPS are treated as part of Tier 1 Capital. The subordinated note and related interest expense are included in Bancorp’s consolidated financial statements. The subordinated notes are currently redeemable at Bancorp’s option on a quarterly basis. As of December 31, 2023, subordinated notes added through the CB acquisition totaled $27 million.

Bancorp continues to exceed the regulatory requirements for all calculations. Bancorp and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB and the FDIC, in addition to the capital conservation buffer.

The following table sets forth consolidated Bancorp’s and the Bank’s risk based capital amounts and ratios:

(dollars in thousands)	Actual		Minimum for adequately capitalized		Minimum for well capitalized
December 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$849,836	12.56%	$541,370	8.00%	NA	NA
Bank	823,275	12.21	539,609	8.00	$674,511	10.00%

Common equity tier 1 risk-based capital (1)
Consolidated	747,376	11.04	304,521	4.50	NA	NA
Bank	746,815	11.07	303,530	4.50	438,432	6.50

Tier 1 risk-based capital (1)
Consolidated	773,376	11.43	406,027	6.00	NA	NA
Bank	746,815	11.07	404,707	6.00	539,609	8.00

Leverage
Consolidated	773,376	9.62	321,713	4.00	NA	NA
Bank	746,815	9.30	321,323	4.00	401,654	5.00

(dollars in thousands)	Actual		Minimum for adequately capitalized		Minimum for well capitalized
December 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$762,956	12.54%	$486,841	8.00%	NA	NA
Bank	732,688	12.08	485,314	8.00	$606,643	10.00%

Common equity tier 1 risk-based capital (1)
Consolidated	672,045	11.04	273,848	4.50	NA	NA
Bank	667,777	11.01	272,989	4.50	394,318	6.50

Tier 1 risk-based capital (1)
Consolidated	698,045	11.47	365,131	6.00	NA	NA
Bank	667,777	11.01	363,986	6.00	485,314	8.00

Leverage
Consolidated	698,045	9.33	299,329	4.00	NA	NA
Bank	667,777	8.95	298,600	4.00	373,250	5.00

(1)    Ratio is computed in relation to risk-weighted assets.

NA – Regulatory framework does not define “well-capitalized” for holding companies.

(27) Stock Yards Bancorp, Inc. (parent company only)

Condensed Balance Sheets

	December 31,
(in thousands)	2023	2022

Assets
Cash on deposit with subsidiary bank	$5,811	$8,683
Investment in and receivable from subsidiaries	858,348	759,939
Other assets	21,209	18,664
Total assets	$885,368	$787,286

Liabilities and stockholders' equity
Other liabilities	$27,265	$26,854
Total stockholders’ equity	858,103	760,432
Total liabilities and stockholders’ equity	$885,368	$787,286

Condensed Statements of Income

	Years ended December 31,
(in thousands)	2023	2022	2021

Income - dividends and interest from subsidiaries	$33,965	$45,076	$62,941
Other income	110	1	1
Less expenses	7,458	8,415	7,534
Income before income taxes and equity in undistributed net income of subsidiary	26,617	36,662	55,408
Income tax benefit	(2,490)	(3,780)	(2,957)
Income before equity in undistributed net income of subsidiary	29,106	40,442	58,365
Equity in undistributed net income of subsidiary	78,642	52,852	16,280
Net income	107,748	93,294	74,645
Less income attributed to non-controlling interest	—	322	—
Net income available to stockholders	$107,748	$92,972	$74,645

Comprehensive income (loss)	$130,486	$(14,624)	$57,964

Condensed Statements of Cash Flows

	Years ended December 31,
(in thousands)	2023	2022	2021
Operating activities
Net income available to stockholders	$107,748	$92,972	$74,645
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(78,642)	(52,852)	(16,280)
Decrease (increase) in receivable from subsidiaries	2,971	6,812	—
Stock compensation expense	4,464	4,394	4,565
Excess tax benefits from stock- based compensation arrangements	(644)	(1,713)	(1,482)
Loss on disposition of LFA	—	(870)	—
Change in other assets	(1,695)	(4,610)	(2,685)
Change in other liabilities	402	(400)	40
Net cash provided by operating activities	34,604	43,733	58,803

Investing activities
Purchase of equity investment	(206)	—	(120)
Proceeds from disposition of LFA	—	4,993	—
Cash for acquisition	—	(30,994)	(28,276)
Net cash used in investing activities	(206)	(26,001)	(28,396)

Financing activities
Repurchase of common stock	(2,695)	(4,806)	(3,826)
Subordinated debentures acquired	—	26,806	—
Cash disbursements to non-controlling interest	—	(322)	—
Disposition of LFA	—	(915)	—
Cash dividends paid	(34,575)	(33,301)	(28,198)
Net cash used in financing activities	(37,270)	(12,538)	(32,024)
Net increase (decrease) in cash	(2,872)	5,194	(1,617)
Cash at beginning of year	8,683	3,489	5,106
Cash at end of year	$5,811	$8,683	$3,489

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

The majority of the net assets of Bancorp are involved in the commercial banking segment. As of December 31, 2023, goodwill totaling $194 million was recorded on Bancorp’s consolidated balance sheets, of which $172 million is attributed to the commercial banking segment and $22 million is attributed to WM&T. The portion of total goodwill attributed to WM&T relates entirely to the CB acquisition, which generated $67 million in total goodwill, $8.5 million of which was subsequently written off as a result of Bancorp selling its interest in LFA effective December 31, 2022. With the exception of goodwill attributed to WM&T through the CB acquisition, assets assigned to WM&T consist primarily of a CLI asset associated with the WM&T business added through the CB acquisition, net premises and equipment and a receivable related to fees earned that have not been collected.

Selected financial information by business segment follows:

	Commercial
As of and for the Year ended December 31, 2023 (in thousands)	Banking	WM&T	Total
Net interest income	$246,624	$708	$247,332
Provision for credit losses	13,796	—	13,796
Wealth management and trust services	—	39,802	39,802
All other non-interest income	52,418	—	52,418
Non-interest expenses	163,316	24,513	187,829
Income before income tax expense	121,930	15,997	137,927
Income tax expense	26,708	3,471	30,179
Net income	$95,222	$12,526	$107,748

Total assets	$8,134,923	$35,179	$8,170,102

	Commercial
As of and for the Year ended December 31, 2022 (in thousands)	Banking	WM&T	Total
Net interest income	$232,971	$412	$233,383
Provision for credit losses	10,257	—	10,257
Wealth management and trust services	—	36,111	36,111
All other non-interest income	53,038	—	53,038
Non-interest expenses	170,348	21,443	191,791
Income before income tax expense	105,404	15,080	120,484
Income tax expense	23,917	3,273	27,190
Net income	81,487	11,807	93,294
Less net income attributable to NCI	322	-	322
Net income available to stockholders	$81,165	$11,807	$92,972

Total assets	$7,459,312	$36,949	$7,496,261

	Commercial
As of and for the Year ended December 31, 2021 (in thousands)	Banking	WM&T	Total
Net interest income	$170,775	$299	$171,074
Provision for credit losses	(753)	—	(753)
Wealth management and trust services	—	27,613	27,613
All other non-interest income	38,237	—	38,237
Non-interest expenses	128,091	14,189	142,280
Income before income tax expense	81,674	13,723	95,397
Income tax expense	17,774	2,978	20,752
Net income	$63,900	$10,745	$74,645

Total assets	$6,641,916	$4,109	$6,646,025

(29) Revenue from Contracts with Customers

All of Bancorp’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The table below presents Bancorp’s sources of non-interest income by business segment with items outside the scope of ASC 606 noted as such:

	Year Ended December 31, 2023

(in thousands)	Commercial	WM&T	Total
Wealth management and trust services	$—	$39,802	$39,802
Deposit service charges	8,866	—	8,866
Debit and credit card income	19,438	—	19,438
Treasury management fees	10,033	—	10,033
Mortgage banking income (1)	3,705	—	3,705
Gain (loss) on sale of securities (1)	(44)	—	(44)
Net investment product sales commissions and fees	3,205	—	3,205
Bank owned life insurance (1)	2,253	—	2,253
Gain (loss) on sale of premises and equipment (1)	(30)	—	(30)
Other (2)	4,992	—	4,992
Total non-interest income	$52,418	$39,802	$92,220

	Year Ended December 31, 2022

(in thousands)	Commercial	WM&T	Total
Wealth management and trust services	$—	$36,111	$36,111
Deposit service charges	8,286	—	8,286
Debit and credit card income	18,623	—	18,623
Treasury management fees	8,590	—	8,590
Mortgage banking income (1)	3,210	—	3,210
Net investment product sales commissions and fees	3,063	—	3,063
Bank owned life insurance (1)	1,597	—	1,597
Gain (loss) on sale of premises and equipment (1)	4,369	—	4,341
Other (2)	5,300	—	5,328
Total non-interest income	$53,038	$36,111	$89,149

	Year Ended December 31, 2021

(in thousands)	Commercial	WM&T	Total
Wealth management and trust services	$—	$27,613	$27,613
Deposit service charges	5,852	—	5,852
Debit and credit card income	13,456	—	13,456
Treasury management fees	6,912	—	6,912
Mortgage banking income (1)	4,724	—	4,724
Net investment product sales commissions and fees	2,553	—	2,553
Bank owned life insurance (1)	914	—	914
Gain (loss) on sale of premises and equipment (1)	(78)	—	(78)
Other (2)	3,904	—	3,904
Total non-interest income	$38,237	$27,613	$65,850

(1)	Outside of the scope of ASC 606.
(2)	Outside of the scope of ASC 606, with the exception of safe deposit fees which were nominal for all periods.

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

WM&T provides customers fiduciary and investment management services as agreed upon in asset management contracts. The contracts require WM&T to provide a series of distinct services for which fees are earned over time. The contracts are cancellable upon demand with fees typically based upon the asset value of investments. Revenue is accrued and recognized monthly based upon month-end asset values and collected from the customer predominately in the following month except for a small percentage of fees collected quarterly. Incentive compensation related to WM&T activities is considered a cost of obtaining the contract. Contracts between WM&T and customers do not permit performance-based fees and accordingly, none of the fee income earned by WM&T is performance-based. Trust fees receivable were $4.2 million and $3.4 million at December 31, 2023 and December 31, 2022, respectively.

Investment products sales commissions and fees represent the Bank’s share of transaction fees and wrap fees resulting from investment services and programs provided through an agent relationship with a third party broker-dealer. Transaction fees are assessed at the time of the transaction. Those fees are collected and recognized on a monthly basis. Trailing fees are based upon market values and are assessed, collected and recognized on a quarterly basis. Because the Bank acts as an agent in arranging the relationship between the customer and third party provider, and does not control the services rendered, investment product sales commissions and fees are reported net of related costs, including nominal incentive compensation, and trading activity charges of $883,000 and $842,000 for the years ended December 31, 2023 and 2022.

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

Bancorp did not establish any contract assets or liabilities as a result of adopting ASC 606, nor were any recognized during the year ended December 31, 2023.

Report of Independent Registered Public Accounting Firm

To the Stockholders, Board of Directors, and Audit Committee

Stock Yards Bancorp, Inc.

Louisville, Kentucky

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Stock Yards Bancorp, Inc (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31,2023, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2024, expressed an unqualified opinion thereon.

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

Allowances for Credit Losses

The Company’s loan portfolio totaled $5.8 billion as of December 31, 2023 and the associated allowance for credit losses on loans (“allowance account”) was $79.4 million.  As discussed in Notes 1 and 5 to the financial statements, the allowance for credit losses on loans (ACL) is a contra-asset valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected.  The amount of the allowance account represented management’s best estimate of current expected credit losses on these financial instruments considering all relevant available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term adjusted for expected prepayments.

In calculating the allowance for credit losses on loans, the loan portfolio was segmented into pools based upon similar risk characteristics.  For each loan pool, management measured expected credit losses over the life of each loan utilizing either a static pool model or a discounted cash flow (DCF) model.  The static pool model primarily utilized historical loss rates applied to the estimated remaining life of each pool.  For the DCF model, management generates cash flow projections at the instrument level adjusting payment expectations for estimated prepayment speed, curtailments, time to recovery, probability of default and loss given default. The Company uses regression analysis of historical internal and peer data to determine suitable loss drivers while modeling lifetime probability of default (PD) and loss given default (LGD). The Company’s analysis also determines how expected PD and LGD will react to forecasted levels of the loss drivers. The models were adjusted to reflect the current impact of certain macroeconomic variables as well as their expected changes over a reasonable and supportable forecast period. After the reasonable and supportable forecast period, the forecasted macroeconomic variables were reverted to their historical mean utilizing a rational, systematic basis. Additional qualitative adjustments are applied for risk factors that are not considered within the modeling process but are relevant in assessing the expected credit losses within the loan pools.

We identified the valuation of the ACL as a critical audit matter. The principal considerations for that determination included the high degree of judgment and subjectivity involved in evaluating management’s estimates, particularly as it related to evaluating management’s assessment of the qualitative factors and the DCF model PD and LGD estimates. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s significant estimates and assumptions.

How We Addressed the Matter in Our Audit

The primary procedures we performed related to this CAM included:

●	Obtained an understanding of the Company’s process for establishing the ACL, including model selection and the qualitative factor adjustments of the ACL

●	Evaluated and tested the design and operating effectiveness of internal controls over the reliability and accuracy of data used to calculate and estimate the various components of the ACL including:

o	Loan data completeness and accuracy

o	Model inputs utilize

o	Establishment of qualitative factors

o	Management’s review of the reliability and accuracy of data and assumptions used to calculate the various components of the ACL

●	Tested the completeness and accuracy, including the evaluation of the relevance and reliability, of inputs utilized in the calculation of the ACL

●	Evaluated the reasonableness of selected loss drivers utilized and loss driver forecasts

●	Evaluated the qualitative adjustments to the ACL including assessing the basis for adjustments and the reasonableness of the significant assumptions

●	Evaluated credit quality trends in delinquencies, non-accruals, charge-offs and loan risk ratings

●	Evaluated the overall reasonableness of the ACL and evaluated trends identified within peer groups

/s/ FORVIS, LLP

We have served as the Company’s auditor since 2018.

Indianapolis, Indiana

February 27, 2024

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

FORVIS, LLP, the independent registered public accounting firm that audited the consolidated financial statements of Bancorp included in this Annual Report on Form 10-K, has issued a report on Bancorp’s internal control over financial reporting as of December 31, 2023. The report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023.

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

/s/ T. Clay Stinnett
T. Clay Stinnett
EVP and CFO

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.         Controls and Procedures.

Disclosure Controls and Procedures

Bancorp maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to record, process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on their evaluation of Bancorp’s disclosure controls and procedures which took place as of December 31, 2023, the Chairman/CEO and CFO believe that these controls and procedures are effective to ensure that Bancorp is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

Based on the evaluation of Bancorp’s disclosure controls and procedures by the Chairman/CEO and CFO; no changes occurred during the fiscal quarter ended December 31, 2023 in Bancorp’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

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

Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2023, based on the control criteria established in a report entitled Internal Control – Integrated Framework (2013), issued by the COSO. Based on such assessment, management has concluded that Bancorp’s internal control over financial reporting is effective as of December 31, 2023.

FORVIS, LLP, the independent registered public accounting firm that audited the consolidated financial statements of Bancorp included in this Annual Report on Form 10-K, has also audited Bancorp’s internal control over financial reporting as of December 31, 2023. Their report expressed an unqualified opinion on the effectiveness of Bancorp’s internal control over financial reporting as of December 31, 2023.

/s/ James A. Hillebrand
James A. Hillebrand
Chairman and CEO

/s/ T. Clay Stinnett
T. Clay Stinnett
EVP and CFO

Report of Independent Registered Public Accounting Firm

To the Stockholders, Board of Directors, and Audit Committee

Stock Yards Bancorp, Inc.

Louisville, Kentucky

Opinion on the Internal Control over Financial Reporting

We have audited Stock Yard Bancorp, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and our report dated February 27, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ FORVIS, LLP

Indianapolis, Indiana

February 27, 2024

Item 9B. Other Information.

(b) During the three months ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

NA.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information regarding the directors and executive officers of Bancorp is incorporated herein by reference to the discussion under the headings, “PROPOSAL 1: ELECTION OF DIRECTORS,” and “DELINQUENT SECTION 16(a) REPORTS,” in Bancorp’s Proxy Statement to be filed with the SEC for the 2024 Annual Meeting of Shareholders (“Proxy Statement”).

Information regarding the Audit Committee is incorporated herein by reference to the discussion under the headings, “CORPORATE GOVERNANCE – COMMITTEES OF THE BOARD,” and “REPORT OF THE AUDIT COMMITTEE,” in Bancorp’s Proxy Statement.

Information regarding principal occupation of Bancorp directors as of December 31, 2023 follows:

Name of Director	Principal Occupation
Shannon B. Arvin	President and CEO, Keeneland Association
Paul J. Bickel III	President, U.S. Specialties
Allison J. Donovan	Member, Stoll Keenon Ogden Law Firm
David P. Heintzman	Retired CEO, Stock Yards Bancorp, Inc. and Stock Yards Bank & Trust Company
Carl G. Herde	Vice President/Financial Policy, Kentucky Hospital Association
James A. Hillebrand	Chairman of the Boards and CEO, Stock Yards Bancorp, Inc. and Stock Yards Bank & Trust Company
Richard A. Lechleiter	President, Catholic Education Foundation of Louisville
Philip S. Poindexter	President, Stock Yards Bancorp, Inc. and Stock Yards Bank & Trust Company
Stephen M. Priebe	President, Hall Contracting of Kentucky
Edwin S. Saunier	President, Saunier North American, Inc.
John L. Schutte	CEO, GeriMed, Inc.
Laura L. Wells	Freelance Journalist

The Board of Directors of Bancorp has adopted a code of ethics for its CEO and financial executives included under Exhibit 14.

The following table lists the names and ages as of December 31, 2023 of all current executive officers of Bancorp and the Bank. Each executive officer is appointed by Bancorp’s Board of Directors to serve at the discretion of the Board.

There is no arrangement or understanding between any executive officer or Bancorp or the Bank and any other person(s) pursuant to which he/she was or is to be selected as an officer.

Name and Age	Position and Offices with
of Executive Officer	Bancorp and/or the Bank
James A. Hillebrand	Chairman and CEO of Bancorp and SYB
Age 55
Philip S. Poindexter	President of Bancorp and SYB; Director of Bancorp and SYB
Age 57
T. Clay Stinnett	EVP, Treasurer and CFO of Bancorp and SYB
Age 50
Michael J. Croce	EVP and Director of Retail Banking of SYB
Age 54
William M. Dishman III	EVP and Chief Credit Officer of SYB
Age 60
Michael V. Rehm	EVP and Chief Lending Officer of SYB
Age 59
Shannon B. Budnick	EVP and Director of WM&T Division of SYB
Age 52

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

Mr. Dishman joined the Bank as EVP and Chief Credit Officer in 2009.

Mr. Rehm was appointed EVP and Chief Lending Officer of SYB in October 2018. Prior thereto, he served as SVP of SYB and Division Manager of Commercial Lending. Mr. Rehm joined the Bank in 2006.

Ms. Budnick was appointed EVP and Director of the WM&T group in January 2024. She previously served as Director of Investments with the WM&T group. Ms. Budnick joined the Bank in 2007.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to the discussion under the heading, “STOCK OWNERSHIP INFORMATION” in Bancorp’s Proxy Statement.

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

Consolidated Balance Sheets – December 31, 2023 and 2022
Consolidated Statements of Income - years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Comprehensive Income (Loss) - years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Changes in Stockholders’ Equity - years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Cash Flows - years ended December 31, 2023, 2022 and 2021
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

3.4	Bylaws of Bancorp as currently in effect. Exhibit 3.1 to Form 8-K/A filed October 1, 2018, is incorporated by reference herein.
4.1+	Description of Stock Yards Bancorp, Inc. Securities
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

10.9*	Amendment No. 2 to the S. Y. Bancorp, Inc. 2005 Stock Incentive Plan, as filed as Exhibit 10.1 to Form 8-K filed on April 22, 2011, is incorporated by reference herein
10.10*	Amendment No. 3 to the S. Y. Bancorp, Inc. 2005 Stock Incentive Plan, as filed as Exhibit 10.1 to Form 8-K filed on November 22, 2013, is incorporated by reference herein.
10.11*	Amendment No. 1 to the Director Nonqualified Deferred Compensation Plan, as filed as Exhibit 10.2 to Form 8-K filed on November 22, 2013, is incorporated by reference herein.
10.12*	Form of Amended and Restated Change in Control Severance Agreement (for James A. Hillebrand), as filed as Exhibit 10.1 to Form 8-K filed on December 17, 2013, is incorporated by reference herein.
10.13*

Form of Amendment No. 1 to the Stock Yards Bank & Trust Company Executive Nonqualified Deferred Compensation Plan, as filed as Exhibit 10.1 to Form 8-K filed on December 18, 2014, is incorporated by reference herein.

10.14*

Form of Amendment No. 2 to the Stock Yards Bank & Trust Company Director Nonqualified Deferred Compensation Plan, as filed as Exhibit 10.2 to Form 8-K filed on December 18, 2014, is incorporated by reference herein.

10.15*	Stock Yards Bancorp, Inc. 2015 Omnibus Equity Compensation Plan, as filed as Exhibit 10.1 to Form 8-K, on April 27, 2015 is incorporated by reference herein.
10.16*	Form of Stock Appreciation Rights Agreement, as filed as Exhibit 10.2 to Form 8-K filed on March 17, 2016, is incorporated by reference herein.

10.17*	Amendment No. 1 to the Stock Yards Bancorp 2015 Omnibus Equity Compensation Plan, as filed as Exhibit 10.37 to Form 10-K filed on March 13, 2018, is incorporated by reference herein.
10.18*	Amendment No. 2 to the Stock Yards Bancorp 2015 Omnibus Equity Compensation Plan, as filed as Exhibit 10.1 to Form 8-K filed on May 1, 2018, is incorporated by reference herein.
10.19*

Executive Transition Agreement by and among David P. Heintzman, Stock Yards Bancorp, Inc., and Stock Yards Bank & Trust Company, as filed as Exhibit 10.1 to Form 8-K filed on May 29, 2018, is incorporated by reference herein.

10.20*

Amended and Restated Change in Control Severance Agreement between Stock Yards Bank & Trust Company and Philip S. Poindexter, as filed as Exhibit 10.2 to Form 8-K filed on May 29, 2018, is incorporated by reference herein.

10.21*	Form of Stock Appreciation Rights Grant Agreement, as filed as Exhibit 10.1 to Form 8-K filed on October 5, 2018, is incorporated by reference herein.
10.22*

Executive Transition Agreement by and among Nancy B. Davis, Stock Yards Bancorp, Inc., and Stock Yards Bank & Trust Company, as filed as Exhibit 10.1 to Form 8-K filed on November 23, 2018 is incorporated by reference herein.

10.23*	Form of Director Restricted Stock Unit Award Agreement, as filed as Exhibit 10.29 to Annual Report on Form 10-K for the year ended December 31, 2021, of Bancorp in incorporated by reference herein.
10.24*

Amendment No. 2 to the Stock Yard Bank & Trust Company Executive Nonqualified Deferred Compensation Plan, as filed as Exhibit 10.30 to Annual Report on Form 10-K for the year ended December 31, 2021, of Bancorp is incorporated by reference herein.

10.25*	Form of Performance-Vested Stock Unit Grant Agreement, as filed as Exhibit 10.1 to Form 8-K filed on March 1, 2022, incorporated by reference herein.
10.26*

Executive Transition Agreement by and among Stock Yards Bank & Trust Company, Stock Yards Bancorp, Inc. and Kathleen C. Thompson, as filed as Exhibit 10.1 to Form 8-K filed on August 16, 2023, is incorporated by reference herein.

10.27*	Change in Control Severance Agreement between Stock Yards Bank & Trust Company and Michael V. Rehm, as filed as Exhibit 10.1 to Form 8-K filed on October 17, 2023, is incorporated by reference herein.
10.28*

Amendment No. 1 to Change in Control Severance Agreement dated August 22, 2011, between Stock Yards Bank & Trust Company and T. Clay Stinnett, as filed as Exhibit 10.2 to Form 8-K filed on October 17, 2023, is incorporated by reference herein.

10.29*+	Amendment No. 1 to Change in Control Severance Agreement dated September 17, 2014, between Stock Yards Bank & Trust Company and Michael J. Croce.
10.30*+	Amendment No. 1 to Change in Control Severance Agreement dated January 26, 2010, between Stock Yards Bank & Trust Company and William M. Dishman III.
14+	Code of Ethics for the CEO and Financial Executives
21+	Subsidiaries of the Registrant
23.1+	Consent of FORVIS, LLP
31.1+	Certification pursuant to Section 302 of the Sarbanes-Oxley Act by James A Hillebrand
31.2+	Certification pursuant to Section 302 of the Sarbanes-Oxley Act by T. Clay Stinnett
32.1**+	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by James A. Hillebrand
32.2**+	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by T. Clay Stinnett
97*+	Stock Yards Bancorp, Inc. Compensation Recoupment Policy
101+

The following financial statements from the Stock Yards Bancorp, Inc. December 31, 2023

Annual Report on Form 10-K, filed on February 27, 2024, formatted in inline eXtensible

Business Reporting Language (XBRL):

(1)         Consolidated Balance Sheets

(2)         Consolidated Statements of Income

(3)         Consolidated Statements of Comprehensive Income

(4)         Consolidated Statements of Changes in Stockholders’ Equity

(5)         Consolidated Statements of Cash Flows

(6)         Footnotes to Consolidated Financial Statements

104	The cover page from Stock Yards Bancorp Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in inline XBRL and contained in Exhibit 101.

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

+Filed herewith

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

Date: February 27, 2024	STOCK YARDS BANCORP, INC. (Registrant)

	By:	/s/ James A. Hillebrand
James A. Hillebrand
Chairman and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James A. Hillebrand	Chairman and CEO	February 27, 2024
James A. Hillebrand	(principal executive officer)

/s/ Philip S. Poindexter	President and Director	February 27, 2024
Philip S. Poindexter

/s/ T. Clay Stinnett	EVP and CFO	February 27, 2024
T. Clay Stinnett	(principal financial officer)

/s/ Michael B. Newton	SVP and Principal Accounting Officer	February 27, 2024
Michael B. Newton

/s/ Shannon B. Arvin	Director	February 27, 2024
Shannon B. Arvin

/s/ Paul J. Bickel	Director	February 27, 2024
Paul J. Bickel

/s/ Allison J. Donovan	Director	February 27, 2024
Allison J. Donovan

/s/ David P. Heintzman	Director	February 27, 2024
David P. Heinztman

/s/ Carl G. Herde	Director	February 27, 2024
Carl G. Herde

/s/ Richard A. Lechleiter	Director	February 27, 2024
Richard A. Lechleiter

/s/ Stephen M. Priebe	Director	February 27, 2024
Stephen M. Priebe

/s/ Edwin S. Saunier	Director	February 27, 2024
Edwin S. Saunier

/s/ John L. Schutte	Director	February 27, 2024
John L. Schutte

/s/ Laura L. Wells	Director	February 27, 2024
Laura L. Wells