Form 10-Q
period 2024-03-31
Stock Yards Bancorp, Inc.
filed 2024-05-07
CIK 835324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

or

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

The number of shares outstanding of the registrant’s Common Stock, no par value, as of April 30, 2024, was 29,392,401.

GLOSSARY OF ABBREVIATIONS AND ACRONYMS

The acronyms and abbreviations identified in alphabetical order below are used throughout this Report on Form 10-Q:

Acronym or Term	Definition	Acronym or Term	Definition	Acronym or Term	Definition
ACH	Automatic Clearing House	EVP	Executive Vice President	NPV	Net Present Value
AFS	Available for Sale	FASB	Financial Accounting Standards Board	Net Interest Spread	Net Interest Spread (FTE)
APIC	Additional paid-in capital	FDIC	Federal Deposit Insurance Corporation	NM	Not Meaningful
ACL	Allowance for Credit Losses	FFP	Federal Funds Purchased	OAEM	Other Assets Especially Mentioned
AOCI	Accumulated Other Comprehensive Income	FFS	Federal Funds Sold	OREO	Other Real Estate Owned
ASC	Accounting Standards Codification	FFTR	Federal Funds Target Rate	PPP	SBA Paycheck Protection Program
ASU	Accounting Standards Update	FHA	Federal Housing Authority	PV	Present Value
ATM	Automated Teller Machine	FHC	Financial Holding Company	PCD	Purchased Credit Deteriorated
AUM	Assets Under Management	FHLB	Federal Home Loan Bank of Cincinnati	PD	Probability of Default
Bancorp / the Company	Stock Yards Bancorp, Inc.	FHLMC	Federal Home Loan Mortgage Corporation	Prime	The Wall Street Journal Prime Interest Rate
Bank / SYB	Stock Yards Bank & Trust Company	FICA	Federal Insurance Contributions Act	Provision	Provision for Credit Losses
BOLI	Bank Owned Life Insurance	FNMA	Federal National Mortgage Association	PSU	Performance Stock Unit
BP	Basis Point - 1/100th of one percent	FRB	Federal Reserve Bank	ROA	Return on Average Assets
C&D	Construction and Land Development	FTE	Fully Tax Equivalent	ROE	Return on Average Equity
Captive	SYB Insurance Company, Inc.	GAAP	United States Generally Accepted Accounting Principles	RSA	Restricted Stock Award
C&I	Commercial and Industrial	GLB	Gramm-Leach-Bliley Act	RSU	Restricted Stock Unit
CB	Commonwealth Bancshares, Inc. and Commonwealth Bank & Trust Company	GNMA	Government National Mortgage Association	SAB	Staff Accounting Bulletin
CD	Certificate of Deposit	HELOC	Home Equity Line of Credit	SAR	Stock Appreciation Right
CDI	Core Deposit Intangible	HTM	Held to Maturity	SBA	Small Business Administration
CECL	Current Expected Credit Loss (ASC-326)	ITM	Interactive Teller Machine	SEC	Securities and Exchange Commission
CEO	Chief Executive Officer	KB	Kentucky Bancshares, Inc. and Kentucky Bank	SOFR	Secured Overnight Financing Right
CFO	Chief Financial Officer	KSB	King Bancorp, Inc. and King Southern Bank	SSUAR	Securities Sold Under Agreements to Repurchase
CLI	Customer List Intangible	LGD	Loss Given Default	SVP	Senior Vice President
CRA	Community Reinvestment Act	LFA	Landmark Financial Advisors, LLC	TBA	To Be Annouced
CRE	Commercial Real Estate	LIBOR	London Interbank Offered Rate	TBOC	The Bank Oldham County
DCF	Discounted Cash Flow	Loans	Loans and Leases	TCE	Tangible Common Equity
DTA	Deferred Tax Asset	MBS	Mortgage Backed Securities	TDR	Troubled Debt Restructuring
DTL	Deferred Tax Liability	MSA	Metropolitan Statistical Area	TPS	Trust Preferred Securities
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act	MSRs	Mortgage Servicing Rights	VA	U.S. Department of Veterans Affairs
EPS	Earnings Per Share	NASDAQ	The NASDAQ Stock Market, LLC	WM&T	Wealth Management and Trust
ESG	Environmental, Social and Governance	NCI	Non-controlling Interest
ETR	Effective Tax Rate	NIM	Net Interest Margin (FTE)

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2024 (unaudited) and December 31, 2023 (in thousands, except share data)

	March 31,	December 31,
	2024	2023
Assets
Cash and due from banks	$71,676	$94,466
Federal funds sold and interest bearing due from banks	88,547	171,493
Total cash and cash equivalents	160,223	265,959

Mortgage loans held for sale, at fair value	6,462	6,056
Available for sale debt securities (amortized cost of $1,123,119 in 2024 and $1,154,153 in 2023, respectively)	993,808	1,031,179
Held to maturity debt securities (fair value of $351,869 in 2024 and $408,519 in 2023, respectively)	385,404	439,837
Federal Home Loan Bank stock, at cost	24,675	16,236
Loans	5,849,715	5,771,038
Allowance for credit losses on loans	(80,897)	(79,374)
Net loans	5,768,818	5,691,664

Premises and equipment, net	106,730	101,174
Premises held for sale	2,482	2,502
Bank owned life insurance	87,514	86,927
Accrued interest receivable	26,074	26,830
Goodwill	194,074	194,074
Core deposit intangible	11,272	11,944
Customer list intangible	7,980	8,360
Other assets	347,612	287,360
Total assets	$8,123,128	$8,170,102

Liabilities
Deposits:
Non-interest bearing	$1,481,217	$1,548,624
Interest bearing	5,127,863	5,122,124
Total deposits	6,609,080	6,670,748

Securities sold under agreements to repurchase	162,528	152,991
Federal funds purchased	9,961	12,852
Subordinated debentures	26,806	26,740
Federal Home Loan Bank advances	200,000	200,000
Accrued interest payable	2,194	2,094
Other liabilities	237,848	246,574
Total liabilities	7,248,417	7,311,999

Commitments and contingent liabilities (Footnote 12)

Stockholders’ equity
Preferred stock, no par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value. Authorized 40,000,000 shares; issued and outstanding 29,393,000 and 29,329,000 shares in 2024 and 2023, respectively	58,812	58,602
Additional paid-in capital	389,685	385,955
Retained earnings	521,268	506,344
Accumulated other comprehensive loss	(95,054)	(92,798)
Total stockholders’ equity	874,711	858,103
Total liabilities and equity	$8,123,128	$8,170,102

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

For the three months ended March 31, 2024 and 2023 (in thousands, except per share data)

	Three months ended
	March 31,
	2024	2023
Interest income:
Loans, including fees	$85,840	$68,787
Federal funds sold and interest bearing due from banks	2,096	1,581
Mortgage loans held for sale	31	41
Federal Home Loan Bank stock	468	165
Investment securities:
Taxable	7,657	8,446
Tax-exempt	453	447
Total interest income	96,545	79,467
Interest expense:
Deposits	31,866	13,499
Securities sold under agreements to repurchase	931	456
Federal funds purchased and other short-term borrowings	136	177
Federal Home Loan Bank advances	2,997	1,734
Subordinated debentures	545	529
Total interest expense	36,475	16,395
Net interest income	60,070	63,072
Provision for credit losses	1,425	2,625
Net interest income after provision expense	58,645	60,447
Non-interest income:
Wealth management and trust services	10,771	9,527
Deposit service charges	2,136	2,149
Debit and credit card income	4,682	4,482
Treasury management fees	2,625	2,318
Mortgage banking income	948	1,038
Net investment product sales commissions and fees	865	754
Bank owned life insurance	588	549
Loss on sale of premises and equipment	-	(2)
Other	656	1,232
Total non-interest income	23,271	22,047
Non-interest expenses:
Compensation	24,221	21,896
Employee benefits	5,876	5,053
Net occupancy and equipment	3,670	3,899
Technology and communication	5,069	4,251
Debit and credit card processing	1,746	1,419
Marketing and business development	1,075	1,095
Postage, printing and supplies	926	874
Legal and professional	1,115	797
FDIC insurance	1,112	1,135
Amortization of investments in tax credit partnerships	-	323
Capital and deposit based taxes	630	639
Intangible amortization	1,052	1,180
Other	2,469	2,753
Total non-interest expenses	48,961	45,314
Income before income tax expense	32,955	37,180
Income tax expense	7,068	8,132
Net income	$25,887	$29,048
Net income per share - basic	$0.89	$1.00
Net income per share - diluted	$0.88	$0.99
Weighted average outstanding shares
Basic	29,250	29,178
Diluted	29,361	29,365

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

For the three months ended March 31, 2024 and 2023 (in thousands)

	Three months ended
	March 31,
	2024	2023
Net income	$25,887	$29,048
Other comprehensive income (loss):
Change in unrealized gain (loss) on AFS debt securities	(6,337)	18,859
Change in fair value of derivatives used in cash flow hedge	3,325	494
Total other comprehensive income (loss) before income tax effect	(3,012)	19,353
Tax effect	(756)	4,760
Total other comprehensive income (loss) net of tax	(2,256)	14,593
Comprehensive income	$23,631	$43,641

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

For the three months ended March 31, 2024 and 2023 (in thousands, except per share data)

					Accumulated
	Common stock		Additional		other	Total
	Shares		paid-in	Retained	comprehensive	stockholders'
	outstanding	Amount	capital	earnings	income (loss)	equity

Balance, January 1, 2024	29,329	$58,602	$385,955	$506,344	$(92,798)	$858,103

Activity for three months ended March 31, 2024:
Net income	—	—	—	25,887	—	25,887
Other comprehensive loss	—	—	—	—	(2,256)	(2,256)
Stock compensation expense	—	—	942	—	—	942
Reclassification adjustment - ASU 2023-02	—	—	—	2,482	—	2,482
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations	65	212	2,825	(4,675)	—	(1,638)
Cash dividends declared, $0.30 per share	—	—	—	(8,809)	—	(8,809)
Shares cancelled	(1)	(2)	(37)	39	—	—
Balance, March 31, 2024	29,393	$58,812	$389,685	$521,268	$(95,054)	$874,711

					Accumulated
	Common stock		Additional		other	Total
	Shares		paid-in	Retained	comprehensive	stockholders'
	outstanding	Amount	capital	earnings	income (loss)	equity

Balance, January 1, 2023	29,259	$58,367	$377,703	$439,898	$(115,536)	$760,432

Activity for three months ended March 31, 2023:
Net income	—	—	—	29,048	—	29,048
Other comprehensive income	—	—	—	—	14,593	14,593
Stock compensation expense	—	—	1,152	—	—	1,152
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations	66	217	3,557	(6,143)	—	(2,369)
Cash dividends declared, $0.29 per share	—	—	—	(8,489)	—	(8,489)
Shares cancelled	(1)	(2)	(21)	24	—	1
Balance, March 31, 2023	29,324	$58,582	$382,391	$454,338	$(100,943)	$794,368

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

For the three months ended March 31, 2024 and 2023 (in thousands)

	2024	2023
Cash flows from operating activities:
Net income	$25,887	$29,048
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,425	2,625
Depreciation, amortization and accretion, net	3,438	5,879
Deferred income tax expense	754	2,261
Gain on sale of mortgage loans held for sale	(341)	(215)
Origination of mortgage loans held for sale+	(22,617)	(24,683)
Proceeds from sale of mortgage loans held for sale	22,552	21,107
Bank owned life insurance income	(588)	(549)
Loss on the disposal of premises and equipment	—	2
Stock compensation expense	942	1,152
Excess tax expense (benefit) from share-based compensation arrangements	(4)	493
Net change in accrued interest receivable and other assets	(8,907)	3,659
Net change in accrued interest payable and other liabilities	(5,125)	(31,017)
Net cash provided by operating activities	17,416	9,762
Cash flows from investing activities:
Proceeds from maturities and paydowns of available for sale debt securities	30,325	30,681
Proceeds from maturities and paydowns of held to maturity debt securities	4,506	4,504
Purchases of FHLB stock	(9,782)	(12,298)
Proceeds from redemption of FHLB stock	1,343	—
Net change in non-PPP loans	(78,086)	(47,277)
Net change in PPP loans	397	9,036
Purchases of premises and equipment	(1,830)	(1,831)
Proceeds from sale or disposal of premises and equipment	—	103
Other investment activities	(4,498)	(255)
Net cash used in investing activities	(57,625)	(17,337)
Cash flows from financing activities:
Net change in deposits	(61,668)	(34,057)
Net change in securities sold under agreements to repurchase and federal funds purchased	6,646	(22,808)
Proceeds from FHLB advances	725,000	700,000
Repayments of FHLB advances	(725,000)	(475,000)
Repurchase of common stock	(1,638)	(2,368)
Cash dividends paid	(8,867)	(8,561)
Net cash (used in) provided by financing activities	(65,527)	157,206
Net change in cash and cash equivalents	(105,736)	149,631
Beginning cash and cash equivalents	265,959	167,367
Ending cash and cash equivalents	$160,223	$316,998

(continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (continued)

For the three months ended March 31,

	2024	2023
Supplemental cash flow information:
Interest paid	$36,375	$16,026
Income taxes paid, net of refunds	5,115	—
Cash paid for operating lease liabilities	1,328	1,071

Supplemental non-cash activity:
Unfunded commitments in tax credit investments	$—	$6,262
Receivable for proceeds from matured HTM investment security	50,000	—
Dividends payable to stockholders	181	158
Premises and equipment transferred to premises held for sale	—	715

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(1)	Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements include the accounts of Stock Yards Bancorp, Inc. and its wholly-owned subsidiary, Stock Yards Bank & Trust Company. The condensed consolidated financial statements in this report have not been audited by the Company’s independent registered public accounting firm, but in the opinion of management, all adjustments necessary to present fairly the financial position and the result of operations for the interim periods have been made. All such adjustments are of a normal, recurring nature and all intercompany accounts and transactions have been eliminated.

To prepare the condensed consolidated financial statements, management must make estimates and assumptions that may require difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates are susceptible to material changes as a result of changes in facts and circumstances. Actual results could differ significantly from those estimates, and the results of operations for the three month period ended March 31, 2024 do not necessarily indicate the results that Bancorp will achieve for the year ended December 31, 2024, or any other interim period.

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

Reclassifications – Certain amounts presented in prior periods have been reclassified to conform to the current period presentation. These reclassifications had no impact on previously reported prior periods' net income or shareholder's equity.

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

Bancorp adopted this ASU effective January 1, 2024 using the modified retrospective basis. The impact of adoption was measured as of January 1, 2024 and resulted in a one-time cumulative-effect adjustment to retained earnings. This adjustment ultimately increased total stockholders equity by $2.5 million and included the write-off of DTAs for qualified tax credit investments. Also as a result of adoption, Bancorp began booking related tax credit amortization expense as a component of income tax expense effective January 1, 2024, which had previously been recorded as a component of non-interest expenses. No prior periods presented were impacted as a result of adopting ASU 2023-02.

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

AFS Debt Securities

The following table summarizes the amortized cost, unrealized gains and losses, and fair value of Bancorp’s AFS debt securities portfolio:

(in thousands)	Amortized	Unrealized
March 31, 2024	cost	Gains	Losses	Fair value

U.S. Treasury and other U.S. Government obligations	$119,955	$-	$(2,477)	$117,478
Government sponsored enterprise obligations	96,057	149	(5,310)	90,896
Mortgage backed securities - government agencies	768,003	16	(107,399)	660,620
Obligations of states and political subdivisions	135,318	3	(14,064)	121,257
Other	3,786	-	(229)	3,557
Total available for sale debt securities	$1,123,119	$168	$(129,479)	$993,808

December 31, 2023

U.S. Treasury and other U.S. Government obligations	$119,931	$-	$(3,662)	$116,269
Government sponsored enterprise obligations	104,677	157	(4,987)	99,847
Mortgage backed securities - government agencies	789,145	83	(101,189)	688,039
Obligations of states and political subdivisions	136,579	5	(13,094)	123,490
Other	3,821	-	(287)	3,534
Total available for sale debt securities	$1,154,153	$245	$(123,219)	$1,031,179

HTM Debt Securities

The following table summarizes the amortized cost, unrecognized gains and losses, and fair value of Bancorp’s HTM debt securities portfolio:

(in thousands)	Carrying	Unrecognized
March 31, 2024	value	Gains	Losses	Fair value

U.S. Treasury and other U.S. Government obligations	$153,383	$-	$(4,190)	$149,193
Government sponsored enterprise obligations	26,756	-	(2,639)	24,117
Mortgage backed securities - government agencies	205,265	-	(26,706)	178,559
Total held to maturity debt securities	$385,404	$-	$(33,535)	$351,869

December 31, 2023
U.S. Treasury and other U.S. Government obligations	$203,259	$-	$(4,932)	$198,327
Government sponsored enterprise obligations	26,918	-	(2,457)	24,461
Mortgage backed securities - government agencies	209,660	1	(23,930)	185,731
Total held to maturity debt securities	$439,837	$1	$(31,319)	$408,519

All investment securities classified as HTM by Bancorp as of March 31, 2024 are obligations of the U.S. Government and/or are issued by U.S. Government-sponsored agencies and have an implicit or explicit government guarantee. Therefore, no ACL has been recorded for Bancorp’s HTM securities as of March 31, 2024. Further, as of March 31, 2024, none of Bancorp’s HTM securities were in non-accrual or past due status.

Debt Securities by Contractual Maturity

A summary of AFS and HTM debt securities by contractual maturity as of March 31, 2024 follows:

	AFS Debt Securities		HTM Debt Securities
(in thousands)	Amortized cost	Fair value	Carrying value	Fair value

Due within one year	$127,223	$124,656	$151,432	$147,357
Due after one year but within five years	37,397	35,288	2,656	2,511
Due after five years but within 10 years	79,825	69,940	25,539	22,941
Due after 10 years	110,671	103,304	512	501
Mortgage backed securities - government agencies	768,003	660,620	205,265	178,559
Total	$1,123,119	$993,808	$385,404	$351,869

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

At March 31, 2024 and December 31, 2023, there were no holdings of debt securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

Accrued interest on the investment securities portfolio (AFS and HTM) totaled $4 million and $6 million at March 31, 2024 and December 31, 2023, respectively. Accrued interest on the investment securities portfolios is included in the condensed consolidated balance sheets.

Securities with a carrying value of $949 million and $991 million were pledged at March 31, 2024 and December 31, 2023, respectively, to secure accounts of commercial depositors in cash management accounts, public deposits and uninsured cash balances for WM&T accounts.

Based on an evaluation of available information including security type, counterparty credit quality, past events, current conditions, and reasonable and supportable forecasts that are relevant to collectability, Bancorp has concluded that it expects to receive all contractual cash flows from each security held in its AFS and HTM debt securities portfolio. As such, no allowance or impairment was recorded with respect to investment securities as of March 31, 2024.

Unrealized and Unrecognized Loss Analysis on Debt Securities

Debt securities with unrealized and unrecognized losses at March 31, 2024 and December 31, 2023, aggregated by investment category and length of time securities have been in a continuous unrealized loss position follows:

	AFS Debt Securities
	Less than 12 months		12 months or more		Total
(in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2024	value	losses	value	losses	value	losses

U.S. Treasury and other U.S. Government obligations	$-	$-	$117,478	$(2,477)	$117,478	$(2,477)
Government sponsored enterprise obligations	4,759	(12)	80,067	(5,298)	84,826	(5,310)
Mortgage-backed securities - government agencies	10,421	(113)	647,067	(107,286)	657,488	(107,399)
Obligations of states and political subdivisions	10,844	(101)	104,919	(13,963)	115,763	(14,064)
Other	-	-	3,557	(229)	3,557	(229)

Total AFS debt securities	$26,024	$(226)	$953,088	$(129,253)	$979,112	$(129,479)

December 31, 2023

U.S. Treasury and other U.S. Government obligations	$-	$-	$116,269	$(3,662)	$116,269	$(3,662)
Government sponsored enterprise obligations	-	-	83,675	(4,987)	83,675	(4,987)
Mortgage-backed securities - government agencies	16,346	(95)	661,195	(101,094)	677,541	(101,189)
Obligations of states and political subdivisions	6,326	(64)	105,179	(13,030)	111,505	(13,094)
Other	-	-	3,534	(287)	3,534	(287)

Total AFS debt securities	$22,672	$(159)	$969,852	$(123,060)	$992,524	$(123,219)

	HTM Debt Securities
	Less than 12 months		12 months or more		Total
(in thousands)	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
March 31, 2024	value	losses	value	losses	value	losses

U.S. Treasury and other U.S. Government obligations	$-	$-	$149,193	$(4,190)	$149,193	$(4,190)
Government sponsored enterprise obligations	424	(1)	23,681	(2,638)	24,105	(2,639)
Mortgage-backed securities - government agencies	204	(1)	178,355	(26,705)	178,559	(26,706)

Total HTM debt securities	$628	$(2)	$351,229	$(33,533)	$351,857	$(33,535)

December 31, 2023

U.S. Treasury and other U.S. Government obligations	$-	$-	$198,327	$(4,932)	$198,327	$(4,932)
Government sponsored enterprise obligations	455	(1)	23,967	(2,456)	24,422	(2,457)
Mortgage-backed securities - government agencies	-	-	185,504	(23,930)	185,504	(23,930)

Total HTM debt securities	$455	$(1)	$407,798	$(31,318)	$408,253	$(31,319)

Applicable dates for determining when securities are in unrealized and unrecognized loss positions are March 31, 2024 and December 31, 2023. As such, it is possible that a security had a market value lower than its amortized cost on other days during the past 12 months, but is not in the “Less than 12 months” category of the preceding table.

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

In evaluating debt securities in unrealized and unrecognized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, Bancorp considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition, among other factors. Unrealized and unrecognized losses on Bancorp’s investment securities portfolio have not been recognized as an expense because the securities are of high credit quality, and the decline in fair values is attributable to changes in the prevailing interest rate environment since the purchase date. Fair value is expected to recover as securities reach maturity and/or the interest rate environment returns to conditions similar to when these securities were purchased. These investments consisted of 516 and 498 separate investment positions as of March 31, 2024 and December 31, 2023, respectively. By dollar value, approximately 99% and 98% of the debt securities portfolio was in a loss position as of March 31, 2024 and December 31, 2023, respectively. There were no credit related factors underlying unrealized and unrecognized losses on debt securities at March 31, 2024 and December 31, 2023.

(3)	Loans and Allowance for Credit Losses on Loans

Composition of loans by class follows:

(in thousands)	March 31, 2024	December 31, 2023

Commercial real estate - non-owner occupied	$1,609,483	$1,561,689
Commercial real estate - owner occupied	931,973	907,424
Total commercial real estate	2,541,456	2,469,113

Commercial and industrial - term	864,272	867,380
Commercial and industrial - lines of credit	429,424	439,748
Total commercial and industrial	1,293,696	1,307,128

Residential real estate - owner occupied	723,234	708,893
Residential real estate - non-owner occupied	360,958	358,715
Total residential real estate	1,084,192	1,067,608

Construction and land development	532,183	531,324
Home equity lines of credit	212,443	211,390
Consumer	145,022	145,340
Leases	16,619	15,503
Credits cards	24,104	23,632
Total loans (1)	$5,849,715	$5,771,038

(1) Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs.

Accrued interest on loans, which is excluded from the amortized cost of loans, totaled $22 million and $21 million at March 31, 2024 and December 31, 2023, respectively, and was included in the condensed consolidated balance sheets.

Loans with carrying amounts of $3.21 billion and $3.15 billion were pledged to secure FHLB borrowing capacity at March 31, 2024 and December 31, 2023, respectively.

Loans to directors and their related interests, including loans to companies for which directors are principal owners and executive officers, totaled $62 million as of both March 31, 2024 and December 31, 2023, respectively.

ACL for Loans

The table below reflects activity in the ACL related to loans:

(in thousands) Three Months Ended March 31, 2024	Beginning Balance	Provision for Credit Losses on Loans	Charge-offs	Recoveries	Ending Balance

Commercial real estate - non-owner occupied	$22,133	$(326)	$-	$16	$21,823
Commercial real estate - owner occupied	11,667	(441)	-	4	11,230
Total commercial real estate	33,800	(767)	-	20	33,053

Commercial and industrial - term	14,359	(673)	(23)	253	13,916
Commercial and industrial - lines of credit	6,495	(441)	-	204	6,258
Total commercial and industrial	20,854	(1,114)	(23)	457	20,174

Residential real estate - owner occupied	9,316	2,509	(14)	15	11,826
Residential real estate - non-owner occupied	4,282	449	-	-	4,731
Total residential real estate	13,598	2,958	(14)	15	16,557

Construction and land development	7,593	(134)	-	-	7,459
Home equity lines of credit	1,660	4	-	2	1,666
Consumer	1,407	192	(210)	111	1,500
Leases	220	12	-	-	232
Credit cards	242	24	(15)	5	256
Total	$79,374	$1,175	$(262)	$610	$80,897

(in thousands) Three Months Ended March 31, 2023	Beginning Balance	Provision for Credit Losses on Loans	Charge-offs	Recoveries	Ending Balance

Commercial real estate - non-owner occupied	$22,641	$(991)	$-	$19	$21,669
Commercial real estate - owner occupied	10,827	602	-	-	11,429
Total commercial real estate	33,468	(389)	-	19	33,098

Commercial and industrial - term	12,991	991	(71)	87	13,998
Commercial and industrial - lines of credit	6,389	(364)	-	-	6,025
Total commercial and industrial	19,380	627	(71)	87	20,023

Residential real estate - owner occupied	6,717	1,478	-	10	8,205
Residential real estate - non-owner occupied	3,597	546	-	1	4,144
Total residential real estate	10,314	2,024	-	11	12,349

Construction and land development	7,186	(451)	-	-	6,735
Home equity lines of credit	1,613	17	(12)	-	1,618
Consumer	1,158	88	(199)	139	1,186
Leases	201	(2)	-	-	199
Credit cards	211	336	(88)	6	465
Total	$73,531	$2,250	$(370)	$262	$75,673

The following tables present the amortized cost basis of non-performing loans and the amortized cost basis of loans on non-accrual status for which there was no related ACL losses:

	Non-accrual Loans		Past Due 90-Days-
(in thousands)	With No	Total	or-More and Still
March 31, 2024	Recorded ACL	Non-accrual	Accruing Interest

Commercial real estate - non-owner occupied	$3,025	$4,103	$—
Commercial real estate - owner occupied	—	849	—
Total commercial real estate	3,025	4,952	—

Commercial and industrial - term	3,083	3,974	22
Commercial and industrial - lines of credit	—	—	—
Total commercial and industrial	3,083	3,974	22

Residential real estate - owner occupied	265	3,783	—
Residential real estate - non-owner occupied	—	393	—
Total residential real estate	265	4,176	—

Construction and land development	—	—	—
Home equity lines of credit	321	515	—
Consumer	—	353	—
Leases	—	—	—
Credit cards	—	14	84
Total	$6,694	$13,984	$106

	Non-accrual Loans		Past Due 90-Days-
(in thousands)	With No	Total	or-More and Still
December 31, 2023	Recorded ACL	Non-accrual	Accruing Interest

Commercial real estate - non-owner occupied	$1,714	$8,649	$—
Commercial real estate - owner occupied	—	885	—
Total commercial real estate	1,714	9,534	—

Commercial and industrial - term	688	4,456	—
Commercial and industrial - lines of credit	—	215	—
Total commercial and industrial	688	4,671	—

Residential real estate - owner occupied	230	3,667	—
Residential real estate - non-owner occupied	—	372	—
Total residential real estate	230	4,039	—

Construction and land development	—	—	—
Home equity lines of credit	343	467	—
Consumer	—	337	—
Leases	—	—	—
Credit cards	—	10	110
Total	$2,975	$19,058	$110

For the three month periods ended March 31, 2024 and 2023, the amount of accrued interest income previously recorded as revenue and subsequently reversed due to the change in accrual status was immaterial.

For the three month periods ended March 31, 2024 and 2023, no interest income was recognized on loans on non-accrual status.

The following table presents the amortized cost basis and ACL allocated for collateral dependent loans, which are individually evaluated to determine expected credit losses:

(in thousands) March 31, 2024	Real Estate	Accounts Receivable / Equipment	Other	Total	ACL Allocation

Commercial real estate - non-owner occupied	$10,518	$-	$-	$10,518	$902
Commercial real estate - owner occupied	1,742	-	-	1,742	609
Total commercial real estate	12,260	-	-	12,260	1,511

Commercial and industrial - term	360	3,085	248	3,693	-
Commercial and industrial - lines of credit	2,212	101	-	2,313	620
Total commercial and industrial	2,572	3,186	248	6,006	620

Residential real estate - owner occupied	3,536	-	-	3,536	198
Residential real estate - non-owner occupied	579	-	-	579	116
Total residential real estate	4,115	-	-	4,115	314

Construction and land development	-	-	-	-	-
Home equity lines of credit	515	-	-	515	-
Consumer	-	-	347	347	11
Leases	-	-	-	-	-
Credit cards	-	-	-	-	-
Total collateral dependent loans	$19,462	$3,186	$595	$23,243	$2,456

(in thousands) December 31, 2023	Real Estate	Accounts Receivable / Equipment	Other	Total	ACL Allocation

Commercial real estate - non-owner occupied	$15,419	$-	$-	$15,419	$1,604
Commercial real estate - owner occupied	2,586	-	-	2,586	812
Total commercial real estate	18,005	-	-	18,005	2,416

Commercial and industrial - term	302	4,088	-	4,390	377
Commercial and industrial - lines of credit	2,781	101	-	2,882	708
Total commercial and industrial	3,083	4,189	-	7,272	1,085

Residential real estate - owner occupied	4,205	-	-	4,205	198
Residential real estate - non-owner occupied	558	-	-	558	116
Total residential real estate	4,763	-	-	4,763	314

Construction and land development	-	-	-	-	-
Home equity lines of credit	467	-	-	467	-
Consumer	-	-	335	335	18
Leases	-	-	-	-	-
Credit cards	-	-	-	-	-
Total collateral dependent loans	$26,318	$4,189	$335	$30,842	$3,833

The following tables present the aging of contractually past due loans by portfolio class:

(in thousands)		30-59 days	60-89 days	90 or more	Total Past	Total
March 31, 2024	Current	Past Due	Past Due	days Past Due	Due Loans	Loans

Commercial real estate - non-owner occupied	$1,608,139	$1	$232	$1,111	$1,344	$1,609,483
Commercial real estate - owner occupied	929,996	1,717	189	71	1,977	931,973
Total commercial real estate	2,538,135	1,718	421	1,182	3,321	2,541,456

Commercial and industrial - term	862,153	489	982	648	2,119	864,272
Commercial and industrial - lines of credit	429,117	300	7	—	307	429,424
Total commercial and industrial	1,291,270	789	989	648	2,426	1,293,696

Residential real estate - owner occupied	713,275	5,908	1,897	2,154	9,959	723,234
Residential real estate - non-owner occupied	360,153	407	135	263	805	360,958
Total residential real estate	1,073,428	6,315	2,032	2,417	10,764	1,084,192

Construction and land development	532,183	—	—	—	—	532,183
Home equity lines of credit	211,825	406	18	194	618	212,443
Consumer	144,374	257	148	243	648	145,022
Leases	16,619	—	—	—	—	16,619
Credit cards	23,768	243	9	84	336	24,104
Total	$5,831,602	$9,728	$3,617	$4,768	$18,113	$5,849,715

(in thousands)		30-59 days	60-89 days	90 or more	Total Past	Total
December 31, 2023	Current	Past Due	Past Due	days Past Due	Due Loans	Loans

Commercial real estate - non-owner occupied	$1,558,756	$768	$318	$1,847	$2,933	$1,561,689
Commercial real estate - owner occupied	906,385	758	260	21	1,039	907,424
Total commercial real estate	2,465,141	1,526	578	1,868	3,972	2,469,113

Commercial and industrial - term	866,089	244	2	1,045	1,291	867,380
Commercial and industrial - lines of credit	439,671	77	—	—	77	439,748
Total commercial and industrial	1,305,760	321	2	1,045	1,368	1,307,128

Residential real estate - owner occupied	699,475	5,290	1,612	2,516	9,418	708,893
Residential real estate - non-owner occupied	357,763	621	94	237	952	358,715
Total residential real estate	1,057,238	5,911	1,706	2,753	10,370	1,067,608

Construction and land development	531,324	—	—	—	—	531,324
Home equity lines of credit	210,823	67	33	467	567	211,390
Consumer	144,640	258	145	297	700	145,340
Leases	15,503	—	—	—	—	15,503
Credit cards	23,287	191	44	110	345	23,632
Total	$5,753,716	$8,274	$2,508	$6,540	$17,322	$5,771,038

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

As of March 31, 2024, the risk rating of loans based on year of origination was as follows:

							Revolving
							loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						amortized
March 31, 2024	2024	2023	2022	2021	2020	Prior	cost basis	Total

Commercial real estate - non-owner occupied:
Risk rating
Pass	$113,686	$292,164	$377,178	$310,974	$215,516	$244,789	$20,113	$1,574,420
OAEM	2,316	1,772	-	2,886	-	5,601	-	12,575
Substandard	-	290	1,093	991	3,546	12,367	98	18,385
Substandard non-performing	2,708	76	284	-	-	1,035	-	4,103
Doubtful	-	-	-	-	-	-	-	-
Total Commercial real estate non-owner occupied	$118,710	$294,302	$378,555	$314,851	$219,062	$263,792	$20,211	$1,609,483
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate - owner occupied:
Risk rating
Pass	$38,226	$148,512	$176,211	$185,807	$169,607	$176,632	$14,950	$909,945
OAEM	2,316	2,325	220	1,683	742	1,397	-	8,683
Substandard	2,862	622	4,218	-	4,334	460	-	12,496
Substandard non-performing	-	-	-	778	71	-	-	849
Doubtful	-	-	-	-	-	-	-	-
Total Commercial real estate owner occupied	$43,404	$151,459	$180,649	$188,268	$174,754	$178,489	$14,950	$931,973
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial and industrial - term:
Risk rating
Pass	$62,850	$250,419	$279,708	$151,918	$49,446	$46,339	$-	$840,680
OAEM	4,072	3,807	781	2,218	75	122	-	11,075
Substandard	-	5,121	2,281	18	875	248	-	8,543
Substandard non-performing	-	3,054	305	226	302	87	-	3,974
Doubtful	-	-	-	-	-	-	-	-
Total Commercial and industrial - term	$66,922	$262,401	$283,075	$154,380	$50,698	$46,796	$-	$864,272
Current period gross charge offs	$-	$(23)	$-	$-	$-	$-	$-	$(23)

Commercial and industrial - lines of credit
Risk rating
Pass	$13,843	$18,796	$11,216	$3,066	$337	$7,895	$343,653	$398,806
OAEM	5,382	-	-	-	-	14	22,403	27,799
Substandard	-	-	-	-	-	-	2,819	2,819
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Commercial and industrial - lines of credit	$19,225	$18,796	$11,216	$3,066	$337	$7,909	$368,875	$429,424
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

(continued)

(continued)

							Revolving
							loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						amortized
March 31, 2024	2024	2023	2022	2021	2020	Prior	cost basis	Total

Residential real estate - owner occupied
Risk rating
Pass	$27,388	$167,859	$174,431	$172,838	$84,750	$91,731	$-	$718,997
OAEM	-	-	-	88	-	-	-	88
Substandard	-	-	14	-	-	352	-	366
Substandard non-performing	-	1,727	1,088	189	182	597	-	3,783
Doubtful	-	-	-	-	-	-	-	-
Total Residential real estate - owner occupied	$27,388	$169,586	$175,533	$173,115	$84,932	$92,680	$-	$723,234
Current period gross charge offs	$-	$(14)	$-	$-	$-	$-	$-	$(14)

Residential real estate - non-owner occupied
Risk rating
Pass	$17,699	$75,801	$82,460	$76,341	$47,211	$60,216	$-	$359,728
OAEM	-	-	4	-	-	524	-	528
Substandard	-	-	-	-	-	309	-	309
Substandard non-performing	-	-	226	19	-	148	-	393
Doubtful	-	-	-	-	-	-	-	-
Total Residential real estate - non-owner occupied	$17,699	$75,801	$82,690	$76,360	$47,211	$61,197	$-	$360,958
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Construction and land development
Risk rating
Pass	$52,693	$167,237	$213,365	$60,291	$10,522	$4,013	$13,909	$522,030
OAEM	3,683	-	-	-	-	-	999	4,682
Substandard	2,298	3,173	-	-	-	-	-	5,471
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Construction and land development	$58,674	$170,410	$213,365	$60,291	$10,522	$4,013	$14,908	$532,183
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Home equity lines of credit
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$211,891	$211,891
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	37	37
Substandard non-performing	-	-	-	-	-	-	515	515
Doubtful	-	-	-	-	-	-	-	-
Total Home equity lines of credit	$-	$-	$-	$-	$-	$-	$212,443	$212,443
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Risk rating
Pass	$7,341	$25,424	$17,140	$8,213	$2,332	$2,953	$81,266	$144,669
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	152	62	86	26	27	-	353
Doubtful	-	-	-	-	-	-	-	-
Total Consumer	$7,341	$25,576	$17,202	$8,299	$2,358	$2,980	$81,266	$145,022
Current period gross charge offs	$(153)	$(6)	$-	$(13)	$(2)	$(33)	$(3)	$(210)

(continued)

(continued)

							Revolving
							loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						amortized
March 31, 2024	2024	2023	2022	2021	2020	Prior	cost basis	Total

Leases
Risk rating
Pass	$2,634	$6,486	$3,182	$2,667	$1,336	$314	$-	$16,619
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Leases	$2,634	$6,486	$3,182	$2,667	$1,336	$314	$-	$16,619
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Credit cards
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$24,090	$24,090
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	14	14
Doubtful	-	-	-	-	-	-	-	-
Total Credit cards	$-	$-	$-	$-	$-	$-	$24,104	$24,104
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$(15)	$(15)

Total loans
Risk rating
Pass	$336,360	$1,152,698	$1,334,891	$972,115	$581,057	$634,882	$709,872	$5,721,875
OAEM	17,769	7,904	1,005	6,875	817	7,658	23,402	65,430
Substandard	5,160	9,206	7,606	1,009	8,755	13,736	2,954	48,426
Substandard non-performing	2,708	5,009	1,965	1,298	581	1,894	529	13,984
Doubtful	-	-	-	-	-	-	-	-
Total Loans	$361,997	$1,174,817	$1,345,467	$981,297	$591,210	$658,170	$736,757	$5,849,715
Current period gross charge offs	$(153)	$(43)	$-	$(13)	$(2)	$(33)	$(18)	$(262)

As of December 31, 2023, the risk rating of loans based on year of origination was as follows:

							Revolving
							loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						amortized
December 31, 2023	2023	2022	2021	2020	2019	Prior	cost basis	Total

Commercial real estate - non-owner occupied:
Risk rating
Pass	$302,787	$370,728	$346,600	$220,144	$122,732	$136,624	$26,187	$1,525,802
OAEM	76	-	2,902	-	1,947	3,727	-	8,652
Substandard	290	1,093	997	3,587	12,278	243	98	18,586
Substandard non-performing	5,806	286	-	-	1,472	1,085	-	8,649
Doubtful	-	-	-	-	-	-	-	-
Total Commercial real estate non-owner occupied	$308,959	$372,107	$350,499	$223,731	$138,429	$141,679	$26,285	$1,561,689
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate - owner occupied:
Risk rating
Pass	$148,498	$164,087	$191,350	$179,450	$90,575	$100,988	$13,941	$888,889
OAEM	4,175	221	592	757	395	691	-	6,831
Substandard	1,675	4,258	-	4,370	458	58	-	10,819
Substandard non-performing	-	21	793	71	-	-	-	885
Doubtful	-	-	-	-	-	-	-	-
Total Commercial real estate owner occupied	$154,348	$168,587	$192,735	$184,648	$91,428	$101,737	$13,941	$907,424
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial and industrial - term:
Risk rating
Pass	$279,002	$298,204	$172,288	$56,949	$24,939	$26,790	$-	$858,172
OAEM	585	819	2,520	87	139	-	-	4,150
Substandard	218	80	31	-	-	273	-	602
Substandard non-performing	3,395	592	29	338	101	1	-	4,456
Doubtful	-	-	-	-	-	-	-	-
Total Commercial and industrial - term	$283,200	$299,695	$174,868	$57,374	$25,179	$27,064	$-	$867,380
Current period gross charge offs	$(1,315)	$(734)	$(37)	$(93)	$(37)	$(82)	$-	$(2,298)

Commercial and industrial - lines of credit
Risk rating
Pass	$30,553	$22,409	$3,232	$348	$8,931	$1,783	$356,237	$423,493
OAEM	-	-	-	723	20	-	8,585	9,328
Substandard	-	-	-	-	-	-	6,712	6,712
Substandard non-performing	157	-	-	-	-	-	58	215
Doubtful	-	-	-	-	-	-	-	-
Total Commercial and industrial - lines of credit	$30,710	$22,409	$3,232	$1,071	$8,951	$1,783	$371,592	$439,748
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$(3,633)	$(3,633)

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

For certain loan classes, such as credit cards, credit quality is evaluated based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in credit cards based on payment activity:

	March 31,	December 31,
(in thousands)	2024	2023

Credit cards
Performing	$24,006	$23,512
Non-performing	98	120
Total credit cards	$24,104	$23,632

Bancorp had $112,000 and $668,000, respectively, in residential real estate loans for which formal foreclosure proceedings were in process at March 31, 2024 and December 31, 2023.

Modifications to Borrowers Experiencing Financial Difficulty

During the three months ended March 31, 2024 and 2023 there were no modifications made to loans for borrowers experiencing financial difficulty and there were no payment defaults of existing modified loans within 12 months following modification. Default is determined at 90 days or more past due, charge off, or foreclosure.

(4)	Goodwill

As of March 31, 2024 and December 31, 2023, goodwill totaled $194 million, of which $172 million was attributed to the commercial banking segment and $22 million is attributed to WM&T.

The composition of goodwill is presented by respective acquisition below:

	March 31,	December 31,
(in thousands)	2024	2023
Commonwealth Bancshares (2022)	$58,244	$58,244
Kentucky Bancshares (2021)	123,317	123,317
King Southern Bancorp (2019)	11,831	11,831
Austin State Bank (1996)	682	682
Total	$194,074	$194,074

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

At September 30, 2023, Bancorp performed its annual qualitative assessment to determine if it was more-likely-than-not that the fair value of the reporting units exceeded their carrying value, including goodwill. The qualitative assessment indicated that it was not more-likely-than-not that the carrying value of the reporting units exceeded their fair value.

(5)	Core Deposit and Customer List Intangible Assets

Bancorp recorded CDI assets of $13 million, $4 million, $2 million and $3 million in association with the acquisitions of CB in 2022, KB in 2021, KSB in 2019 and TBOC in 2013, respectively.

Changes in the net carrying amount of CDIs follows:

	Three months ended
	March 31,
(in thousands)	2024	2023
Balance at beginning of period	$11,944	$14,958
Amortization	(672)	(762)
Balance at end of period	$11,272	$14,196

As a result of the CB acquisition, Bancorp also recorded intangible assets totaling $14 million associated with the customer lists of the acquired WM&T business. Similar to CDI assets, this intangible asset also amortizes over its estimated useful life.

Changes in the net carrying amount of the CLI follows:

	Three months ended
	March 31,
(in thousands)	2024	2023
Balance at beginning of period	$8,360	$10,032
Amortization	(380)	(418)
Balance at end of period	$7,980	$9,614

Future CDI and CLI amortization expense is estimated as follows:

(in thousands)	CDI	CLI
Remainder of 2024	$2,015	$1,140
2025	2,375	1,368
2026	2,063	1,216
2027	1,752	1,064
2028	1,339	912
2029	888	760
2030	576	608
2031	264	456
2032	-	304
2033	-	152
Total future expense	$11,272	$7,980

(6)	Other Assets

A summary of the major components of other assets follows:

	March 31,	December 31,
(in thousands)	2024	2023

Cash surrender value of life insurance other than BOLI	$18,773	$17,843
Net deferred tax asset	49,181	47,236
Investments in tax credit partnerships	173,055	175,056
Swap assets	10,823	5,133
Prepaid assets	6,255	5,873
WM&T fees receivable	4,551	4,205
Mortgage servicing rights	12,544	13,082
Other real estate owned	10	10
Other	72,420	18,922
Total other assets	$347,612	$287,360

Bancorp maintains life insurance policies other than BOLI in conjunction with its non-qualified defined benefit retirement and non-qualified compensation plans.

Bancorp periodically invests in certain partnerships that generate federal income tax credits. The tax benefit of these investments exceeds the amortization expense associated with them, resulting in a positive impact on net income. The investments in such partnerships are recorded in Other assets on the consolidated balance sheets, while the corresponding contribution requirements are recorded in Other liabilities. For additional information, see the footnote titled “Income Taxes.”

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

For additional information related to MSRs, see the footnote titled “Mortgage Banking Activities.”

(7)	Income Taxes

Components of income tax expense from operations follows:

	Three months ended
	March 31,
(in thousands)	2024	2023
Current income tax expense:
Federal	$5,116	$5,194
State	1,198	677
Total current income tax expense	6,314	5,871

Deferred income tax expense:
Federal	587	1,417
State	167	844
Total deferred income tax expense	754	2,261
Change in valuation allowance	-	-
Total income tax expense	$7,068	$8,132

An analysis of the difference between the statutory and ETRs from operations follows:

	Three months ended
	March 31,
	2024	2023
U.S. federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	3.3	3.3
Excess tax benefit from stock-based compensation arrangements	0.3	(1.1)
Change in cash surrender value of life insurance	(1.0)	(0.7)
Adoption of ASU 2023-02	(1.3)	-
Tax credits	0.6	0.4
Tax exempt interest income	(0.5)	(0.5)
Insurance captive	-	(0.3)
Other, net	(0.9)	(0.2)
Effective tax rate	21.5%	21.9%

Current state income tax expense for 2024 and 2023 represents tax owed to the states of Kentucky, Indiana and Illinois. Ohio state bank taxes are based on capital levels and are recorded as other non-interest expense.

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

GAAP provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns. If recognized, tax benefits would reduce tax expense and accordingly, increase net income. The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current year tax positions, expiration of open income tax returns due to statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examination, litigation and legislative activity and addition or elimination of uncertain tax positions. As of March 31, 2024 and December 31, 2023, the gross amount of unrecognized tax benefits was immaterial to Bancorp’s consolidated financial statements. Federal income tax returns are subject to examination for the years after 2019 and state income tax returns are subject to examination for the years after 2018.

Bancorp periodically invests in certain partnerships that generate federal income tax credits. The tax benefit of these investments exceeds the amortization expense associated with them, resulting in a positive impact on net income. In addition to income tax benefits, these investments also serve as an economical means of achieving CRA goals. The investments in such partnerships are recorded in Other assets on the consolidated balance sheets, while the corresponding contribution requirements are recorded in Other liabilities. While contributions are made periodically over the life of the respective investments, which can be up to 10 years depending on the type of investment, the majority of contributions associated with a respective investment are made within the first few years after entering the partnership.

Bancorp’s investments in tax credit partnerships, including the related unfunded contributions, totaled $173 million and $175 million as of March 31, 2024 and December 31, 2023, respectively, and are included in other assets on the condensed consolidated balance sheets.

As of March 31, 2024, Bancorp’s expected payments for unfunded contributions related to investments in tax credit partnerships, which are accrued and included in other liabilities on the condensed consolidated balance sheets, were as follows:

(dollars in thousands)	March 31, 2024
Remainder of 2024	$35,791
2025	62,830
2026	33,634
2027	7,136
2028	793
Thereafter	13,117
Total unfunded contributions	$153,301

Effective January 1, 2024, Bancorp adopted ASU 2023-02, “Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.” As a result, all of Bancorp’s investments in tax credit partnerships are now accounted for under the proportional amortization method, with related amortization expense recorded within income tax expense on the condensed consolidated income statements. Prior to 2024, Bancorp used both the effective yield and the proportional amortization methods to account for these investments, with related amortization expense recorded as a component of non-interest expenses on the condensed consolidated income statements.

The following table presents tax credits and other tax benefits recognized in addition to amortization expense related to Bancorp’s investment in tax credit partnerships for the three months ended March 31, 2024 and 2023:

	Three months ended
	March 31,
(in thousands)	2024	2023
Proportional amortization method:
Tax credits and other tax benefits recognized	$3,551	$350
Amortization expense in provision for income taxes	2,853	398
Amortization expense in other non-interest expense	-	323

Effective yield method:
Tax credits and other tax benefits recognized	$-	$399
Amortization expense in provision for income taxes	-	-
Amortization expense in other non-interest expense	-	-

There were no impairment losses related to Bancorp’s investments in tax credit partnerships during the three months ended March 31, 2024 and March 31, 2023.

(8)	Deposits

The composition of deposits follows:

(in thousands)	March 31, 2024	December 31, 2023

Non-interest bearing demand deposits	$1,481,217	$1,548,624
Interest bearing deposits:
Interest bearing demand	2,414,118	2,480,357
Savings	436,501	438,834
Money market	1,241,822	1,219,656

Time deposits of $250 thousand or more	288,861	279,474
Other time deposits	746,561	703,803
Total time deposits (1)	1,035,422	983,277
Total interest bearing deposits	5,127,863	5,122,124
Total deposits	$6,609,080	$6,670,748

(1)	Includes $364 and $597 in brokered deposits as of March 31, 2024 and December 31, 2023, respectively.

(9)	Securities Sold Under Agreements to Repurchase

SSUAR represent a funding source of Bancorp and are primarily used by commercial customers in conjunction with collateralized corporate cash management accounts. Such repurchase agreements are considered financing agreements and mature within one business day from the transaction date. At March 31, 2024 and December 31, 2023, all of these financing arrangements had overnight maturities and were secured by government sponsored enterprise obligations and government agency mortgage-backed securities that were owned and controlled by Bancorp.

Information concerning SSUAR follows:

(dollars in thousands)	March 31, 2024	December 31, 2023
Outstanding balance at end of period	$162,528	$152,991
Weighted average interest rate at end of period	2.09%	2.23%

	Three months ended
	March 31,
(dollars in thousands)	2024	2023

Average outstanding balance during the period	$164,979	$122,049
Average interest rate during the period	2.27%	1.52%
Maximum outstanding at any month end during the period	$179,428	$133,740

(10)	Subordinated Debentures

As a result of its acquisition of Commonwealth Bancshares, Inc. on March 7, 2022, Bancorp became the 100% successor owner of the following unconsolidated trust subsidiaries: Commonwealth Statutory Trust III, Commonwealth Statutory Trust IV and Commonwealth Statutory Trust V. The sole assets of the trust subsidiaries represent the proceeds of offerings loaned in exchange for subordinated debentures with similar terms to the TPS. The TPS are treated as part of Tier I Capital. The subordinated notes and related interest expense are included in Bancorp’s consolidated financial statements. The subordinated notes are currently redeemable at Bancorp’s option on a quarterly basis. Bancorp chose not to redeem the subordinated notes on April 1, 2024 and carried the notes at the costs noted below at March 31, 2024:

(dollars in thousands)	Face Value	Carrying Value	Origination Date	Maturity Date	Interest Rate

Commonwealth Statutory Trust III	$3,093	$3,093	12/19/2003	1/7/2034	SOFR + 2.85%
Commonwealth Statutory Trust IV	12,372	12,372	12/15/2005	12/30/2035	SOFR + 1.35%
Commonwealth Statutory Trust V	11,341	11,341	6/28/2007	9/15/2037	SOFR + 1.40%
Total	$26,806	$26,806

As part of the purchase accounting adjustments associated with the CB acquisition, the carrying values of the subordinated notes were adjusted to fair value at acquisition date. The related discounts on the subordinated notes have been amortized and recognized as a component of interest expense in Bancorp’s consolidated financial statements. The discounts became fully amortized during the first quarter of 2024.

(11)	FHLB Advances and Other Borrowings

FHLB advances outstanding at March 31, 2024 consist of a rolling $200 million three-month advance that matures in May 2024, which Bancorp utilizes in conjunction with interest rate swaps entered into during 2023 in an effort to hedge cash flows. FHLB advances outstanding at December 31, 2023 also consisted of a rolling $200 million three-month advance that matured in early January 2024, which was also utilized in conjunction with the previously mentioned interest rate swaps.

For the three month period ended March 31, 2024, gross proceeds and repayments related to FHLB advances totaled $725 million and $725 million, respectively. Net proceeds and repayments related to FHLB advances (excluding those with maturities of 90 days or less) totaled $200 million and $200 million for the three months ended March 31, 2024. For the three month period ended March 31, 2023, gross proceeds and repayments totaled $700 million and $475 million, respectively. Net proceeds and repayments (excluding those with maturities of 90 days or less) for the three month period ended March 31, 2023 totaled $275 million and $50 million.

Information regarding FHLB advances follows. The average interest rate information provided includes the benefit associated with the related interest rate swaps:

(dollars in thousands)	March 31, 2024	December 31, 2023
Outstanding balance at end of period	$200,000	$200,000
Weighted average interest rate at end of period	4.04%	4.11%

FHLB advances are collateralized by certain CRE and residential real estate mortgage loans under blanket mortgage collateral pledge agreements, as well as FHLB stock. Bancorp views these advances as an effective lower-costing funding option compared to other alternatives, such as brokered deposits, to fund loan growth. At both March 31, 2024 and December 31, 2023, the amount of available credit from the FHLB totaled $1.33 billion, respectively.

Bancorp also had unsecured available FFP lines with correspondent banks totaling $80 million at both March 31, 2024 and December 31, 2023, respectively.

(12)	Commitments and Contingent Liabilities

As of March 31, 2024 and December 31, 2023, Bancorp had various commitments outstanding that arose in the normal course of business which are properly not reflected in the condensed consolidated financial statements. Total off-balance sheet commitments to extend credit follows:

(in thousands)	March 31, 2024	December 31, 2023
Commercial and industrial	$927,870	$897,673
Construction and development	634,705	606,668
Home equity lines of credit	387,244	381,110
Credit cards	84,209	83,700
Overdrafts	55,926	55,124
Standby letters of credit	35,627	33,778
Other	87,732	100,447
Future loan commitments	324,784	298,164
Total off balance sheet commitments to extend credit	$2,538,097	$2,456,664

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

The ACL for off balance sheet credit exposures, which is separate from the ACL for loans and recorded in other liabilities on the consolidated balance sheets, was $6.1 million and $5.9 million as of March 31, 2024 and December 31, 2023, respectively. Provision expense for off balance sheet credit exposures of $250,000 was recorded for the three months ended March 31, 2024, driven largely by the addition of new CRE and C&I lines of credit.

Standby letters of credit are conditional commitments issued by Bancorp to guarantee the performance of a customer to a first party beneficiary. Those guarantees are primarily issued to support commercial transactions. Standby letters of credit generally have maturities of one to two years.

Certain commercial customers require confirmation of Bancorp’s letters of credit by other banks since Bancorp does not have a rating by a national rating agency. Terms of the agreements range from one month to a year with certain agreements requiring between one and six months’ notice to cancel. If an event of default on all contracts had occurred at March 31, 2024, Bancorp would have been required to make payments of approximately $3 million, or the maximum amount payable under those contracts. No payments have ever been required because of default on these contracts. These agreements are normally secured by collateral acceptable to Bancorp, which limits credit risk associated with the agreements.

Bancorp periodically invests in certain partnerships that generate federal income tax credits, which result in contribution commitments. Such commitments are recorded in Other liabilities on the consolidated balance sheets. While contributions are made periodically over the life of the respective investments, which can be up to 10 years depending on the type of investment, the majority of contributions associated with a respective investment are made within the first few years after entering the partnership. Bancorp invested in several larger tax credit partnerships during 2023, which have served as an economical means of fulfilling CRA goals. As of March 31, 2024, tax credit contribution commitments of $153 million were recorded in Other liabilities on the consolidated balance sheets.

As of March 31, 2024, in the normal course of business, there were pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate result of these legal actions and proceedings will not have a material adverse effect on the consolidated financial position or results of operations of Bancorp.

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

Carrying values of assets measured at fair value on a recurring basis follows:

	Fair Value Measurements Using:			Total
March 31, 2024 (in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Available for sale debt securities:
U.S. Treasury and other U.S. Government obligations	$117,478	$—	$—	$117,478
Government sponsored enterprise obligations	—	90,896	—	90,896
Mortgage backed securities - government agencies	—	660,620	—	660,620
Obligations of states and political subdivisions	—	121,257	—	121,257
Other	—	3,557	—	3,557
Total available for sale debt securities	117,478	876,330	—	993,808

Mortgage loans held for sale	—	6,462	—	6,462
Rate lock loan commitments	—	452	—	452
Interest rate swap assets	—	10,823	—	10,823
Total assets	$117,478	$894,067	$—	$1,011,545

Liabilities:
Interest rate swap liabilities	$—	$7,743	$—	$7,743
Mandatory forward contracts	—	41	—	41
Total liabilities	$—	$7,784	$—	$7,784

	Fair Value Measurements Using:			Total
December 31, 2023 (in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Available for sale debt securities:
U.S. Treasury and other U.S. Government obligations	$116,269	$—	$—	$116,269
Government sponsored enterprise obligations	—	99,847	—	99,847
Mortgage backed securities - government agencies	—	688,039	—	688,039
Obligations of states and political subdivisions	—	123,490	—	123,490
Other	—	3,534	—	3,534
Total available for sale debt securities	116,269	914,910	—	1,031,179

Mortgage loans held for sale	—	6,056	—	6,056
Rate lock loan commitments	—	174	—	174
Interest rate swap assets	—	5,133	—	5,133
Total assets	$116,269	$926,273	$—	$1,042,542
Liabilities:
Interest rate swap liabilities	$—	$5,378	$—	$5,378
Mandatory forward contracts	—	43	—	43
Total liabilities	$—	$5,421	$—	$5,421

There were no transfers into or out of Level 3 of the fair value hierarchy during 2024 or 2023.

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

Carrying values of assets measured at fair value on a non-recurring basis follows:

					Losses recorded
					Three months
	Fair Value Measurements Using:			Total	ended
March 31, 2024 (in thousands)	Level 1	Level 2	Level 3	Fair Value	March 31, 2024

Collateral dependent loans	$—	$—	$7,632	$7,632	$4
Other real estate owned	—	—	10	10	—

					Losses recorded
					Three months
	Fair Value Measurements Using:			Total	ended
December 31, 2023 (in thousands)	Level 1	Level 2	Level 3	Fair Value	March 31, 2023

Collateral dependent loans	$—	$—	$13,561	$13,561	$—
Other real estate owned	—	—	10	10	—

There were no liabilities measured at fair value on a non-recurring basis at March 31, 2024 and December 31, 2023.

For Level 3 assets measured at fair value on a non-recurring basis, the significant unobservable inputs used in the fair value measurements are presented below.

	March 31, 2024
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average

Collateral dependent loans	$7,632	Appraisal	Appraisal discounts	8.4%
Other real estate owned	10	Appraisal	Appraisal discounts	93.0

	December 31, 2023
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average

Collateral dependend loans	$13,561	Appraisal	Appraisal discounts	18.0%
Other real estate owned	10	Appraisal	Appraisal discounts	93.0

(14)	Disclosure of Financial Instruments Not Reported at Fair Value

GAAP requires disclosure of the fair value of financial assets and liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis. The estimated fair values of Bancorp’s financial instruments not measured at fair value on a recurring or non-recurring basis follows:

	Carrying		Fair Value Measurements Using:
March 31, 2024 (in thousands)	amount	Fair value	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$160,223	$160,223	$160,223	$—	$—
HTM debt securities	385,404	351,869	149,193	202,676	—
Federal Home Loan Bank stock	24,675	24,675	—	24,675	—
Loans, net	5,768,818	5,594,312	—	—	5,594,312
Accrued interest receivable	26,074	26,074	26,074	—	—

Liabilities
Non-interest bearing deposits	$1,481,217	$1,481,217	$1,481,217	$—	$—
Transaction deposits	4,092,441	4,092,441	—	4,092,441	—
Time deposits	1,035,422	1,029,116	—	1,029,116	—
Securities sold under agreement to repurchase	162,528	162,528	—	162,528	—
Federal funds purchased	9,961	9,961	—	9,961	—
Subordinated debentures	26,806	25,896	—	25,896	—
FHLB advances	200,000	193,213	—	193,213	—
Accrued interest payable	2,194	2,194	2,194	—	—

	Carrying		Fair Value Measurements Using:
December 31, 2023 (in thousands)	amount	Fair value	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$265,959	$265,959	$265,959	$—	$—
HTM debt securities	439,837	408,519	198,327	210,192	—
Federal Home Loan Bank stock	16,236	16,236	—	16,236	—
Loans, net	5,691,664	5,520,059	—	—	5,520,059
Accrued interest receivable	26,830	26,830	26,830	—	—

Liabilities
Non-interest bearing deposits	$1,548,624	$1,548,624	$1,548,624	$—	$—
Transaction deposits	4,138,847	4,138,847	—	4,138,847	—
Time deposits	983,277	976,841	—	976,841	—
Securities sold under agreement to repurchase	152,991	152,991	—	152,991	—
Federal funds purchased	12,852	12,852	—	12,852	—
Subordinated debentures	26,740	26,746	—	26,746	—
FHLB advances	200,000	200,047	—	200,047	—
Accrued interest payable	2,094	2,094	2,094	—	—

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

Activity for mortgage loans held for sale, at fair value, was as follows:

	Three months ended
	March 31,
(in thousands)	2024	2023
Balance, beginning of period:	$6,056	$2,606
Origination of mortgage loans held for sale	22,617	24,683
Proceeds from the sale of mortgage loans held for sale	(22,552)	(21,107)
Net gain realized on sale of mortgage loans held for sale	341	215
Balance, end of period	$6,462	$6,397

The following table represents the components of Mortgage banking income:

	Three months ended
	March 31,
(in thousands)	2024	2023

Net gain realized on sale of mortgage loans held for sale	$341	$215
Net change in fair value recognized on loans held for sale	33	50
Net change in fair value recognized on rate lock loan commitments	257	330
Net change in fair value recognized on forward contracts	28	(47)
Net gain recognized	659	548

Net loan servicing income	960	1,188
Amortization of mortgage servicing rights	(738)	(761)
Change in mortgage servicing rights valuation allowance	-	-
Net servicing income recognized	222	427

Other mortgage banking income	67	63
Total mortgage banking income	$948	$1,038

Activity for capitalized mortgage servicing rights was as follows:

	Three months ended
	March 31,
(in thousands)	2024	2023
Balance, beginning of period	$13,082	$15,219
Additions for mortgage loans sold	200	165
Amortization	(738)	(761)
Impairment	—	—
Balance, end of period	$12,544	$14,623

The estimated fair value of MSRs at March 31, 2024 and December 31, 2023 was $25 million and $24 million, respectively. There was no valuation allowance recorded for MSRs as of March 31, 2024 and December 31, 2023, as fair value exceeded carrying value.

Total outstanding principal balances of loans serviced for others were $1.90 billion and $1.93 billion at March 31, 2024 and December 31, 2023, respectively.

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

The following table includes the notional amounts and fair values of mortgage loans held for sale and mortgage banking derivatives:

	March 31, 2024		December 31, 2023
(in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in Mortgage loans held for sale:
Mortgage loans held for sale, at fair value	$6,338	$6,462	$5,965	$6,056

Included in other assets:
Rate lock loan commitments	$11,626	$452	$4,345	$174

Included in other liabilities
Mandatory forward contracts	$13,250	$(41)	$6,750	$(43)

(16)	Accumulated Other Comprehensive Income (Loss)

The following table illustrates activity within the balances of AOCI by component:

	Net unrealized	Net unrealized	Minimum
	gains (losses)	gains (losses)	pension
	on available for	on cash	liability
(in thousands)	sale debt securities	flow hedges	adjustment	Total
Three months ended March 31, 2024
Balance, beginning of period	$(92,678)	$(179)	$59	$(92,798)
Net current period other comprehensive loss	(4,775)	2,519	-	(2,256)
Balance, end of period	$(97,453)	$2,340	$59	$(95,054)

Three months ended March 31, 2023
Balance, beginning of period	$(115,648)	$-	$112	$(115,536)
Net current period other comprehensive income	14,217	376	-	14,593
Balance, end of period	$(101,431)	$376	$112	$(100,943)

(17)	Preferred Stock

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

The following table reflects net income (numerator) and average shares outstanding (denominator) for basic and diluted net income per share computations:

	Three months ended
	March 31,
(in thousands, except per share data)	2024	2023
Net income available to stockholders	$25,887	$29,048

Weighted average shares outstanding - basic	29,250	29,178
Dilutive securities	111	187
Weighted average shares outstanding- diluted	29,361	29,365

Net income per share - basic	$0.89	$1.00
Net income per share - diluted	0.88	0.99

Certain SARs that were excluded from the EPS calculation because their impact was antidilutive were as follows:

	Three months ended
(shares in thousands)	March 31,
	2024	2023
Antidilutive SARs	115	48

(19)	Stock-Based Compensation

The fair value of all stock-based awards granted, net of estimated forfeitures, is recognized as compensation expense over the respective service period.

At Bancorp's 2015 Annual Meeting of Shareholders, shareholders approved the 2015 Omnibus Equity Compensation Plan and authorized the shares available from the expiring 2005 plan for future awards under the 2015 plan. In 2018, shareholders approved an additional 500,000 shares for issuance under the plan. As of March 31, 2024, there were 63,000 shares available for future awards, however, shareholders approved an additional 1 million shares for issuance under the plan at Bancorp’s 2024 Annual Meeting of Shareholders on April 25, 2024. The 2005 Stock Incentive Plan expired in April 2015 and SARs granted under this plan expire as late as 2025. The 2015 Stock Incentive Plan has no defined expiration date.

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

Fair values of SARs are estimated at the date of grant using the Black-Scholes option-pricing model, a leading formula for calculating such value. This model requires the input of assumptions, changes to which can materially impact the fair value estimate. The following assumptions were used in SAR valuations at the grant date in each year:

Assumptions	2024	2023
Dividend yield	2.29%	2.24%
Expected volatility	28.43%	27.20%
Risk free interest rate	4.16%	3.84%
Expected life (in years)	7.1	7.1

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

PSU Grants – PSUs vest based upon service and a three-year performance period, which begins January 1 of the first year of the performance period. Because grantees are not entitled to dividend payments during the performance period, the fair value of these PSUs is estimated based upon the market value of the underlying shares on the date of grant, adjusted for non-payment of dividends. Grants require a one-year post-vesting holding period and therefore the fair value of such grants incorporates a liquidity discount related to the holding period of 5.8% and 5.2% for 2024 and 2023.

RSU Grants – RSUs are only granted to non-employee directors, are time-based and vest 12 months after grant date. Because grantees are entitled to deferred dividend payments at the end of the vesting period, therefore the fair value of the RSUs equals market value of underlying shares on the date of grant.

In the first quarters of 2024 and 2023, Bancorp awarded 9,550 and 8,668 RSUs to non-employee directors of Bancorp with a grant date fair value of $500,000 and $550,000, respectively.

Bancorp utilized cash of $203,000 and $175,000 during the first three months of 2024 and 2023, respectively, for the purchase of shares upon the vesting of RSUs.

Bancorp has recognized stock-based compensation expense for SARs, RSAs and PSUs within compensation expense and RSUs for directors within other non-interest expense, as follows:

	Three months ended March 31, 2024
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$69	$420	$124	$329	$942
Deferred tax benefit	(14)	(88)	(26)	(69)	(197)
Total net expense	$55	$332	$98	$260	$745

	Three months ended March 31, 2023
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$99	$412	$132	$509	$1,152
Deferred tax benefit	(21)	(87)	(28)	(107)	(243)
Total net expense	$78	$325	$104	$402	$909

Detail of unrecognized stock-based compensation expense follows:

	Stock
(in thousands)	Appreciation	Restricted	Restricted	Performance
Year ended	Rights	Stock Awards	Stock Units	Stock Units	Total

Remainder of 2024	$284	$1,330	$375	$712	$2,701
2025	336	1,567	1	606	2,510
2026	286	1,268	—	—	1,554
2027	216	918	—	—	1,134
2028	126	462	—	—	588
2029	11	37	—	—	48
Total estimated future expense	$1,259	$5,582	$376	$1,318	$8,535

The following table summarizes SARs activity and related information:

								Weighted
					Weighted		Weighted	average
					average	Aggregate	average	remaining
		Exercise			exercise	intrinsic	fair	contractual
(in thousands, except per share and life data)	SARs	price			price	value(1)	value	life (in years)

Outstanding, January 1, 2023	435	$19.37	-	$74.92	$35.60	$12,784	$6.02	5.1
Granted	29	60.76	-	60.76	60.76	—	16.81
Exercised	(24)	19.37	-	19.37	19.37	681	3.58
Forfeited	—		—		—	—	—
Outstanding, December 31, 2023	440	$19.44	-	$74.92	$38.11	$6,297	$6.86	4.7

Outstanding, January 1, 2024	440	$19.44	-	$74.92	$38.11	$6,297	$6.86	4.7
Granted	42	47.95	-	54.92	49.20	—	13.75
Exercised	(1)	45.76	-	45.76	24.56	32	3.97
Forfeited	—		—		—	—	—
Outstanding, March 31, 2024	481	$19.44	-	$74.92	$39.12	$5,371	$7.47	4.9

Vested and exercisable	378	$19.44	-	$60.76	$35.70	$5,212	$6.00	3.9
Unvested	103	36.65	-	74.92	51.61	(279)	12.80	3.9
Outstanding, March 31, 2024	481	$19.44	-	$74.92	$39.12	$5,371	$7.47	4.9

Vested in the current year	43	$36.65	-	$60.76	$47.37	$66	$9.87

(1) – Aggregate intrinsic value for SARs is defined as the amount by which the current market price of the underlying stock exceeds the exercise or grant price.

The following table summarizes activity for RSAs granted:

		Grant date
		weighted
(in thousands, except per share data)	RSAs	average cost

Unvested at January 1, 2023	96	$47.26
Shares awarded	38	63.04
Restrictions lapsed and shares released	(33)	43.77
Shares cancelled	(3)	53.38
Unvested at December 31, 2023	98	$54.23

Unvested at January 1, 2024	98	$54.23
Shares awarded	44	48.74
Restrictions lapsed and shares released	(31)	49.15
Shares cancelled	(1)	55.44
Unvested at March 31, 2024	110	$53.49

Shares expected to be awarded for PSUs granted to executive officers of Bancorp, the three-year performance period for which began January 1 of the award year, are as follows:

	Vesting		Shares
Grant	period	Fair	expected to
year	in years	value	be awarded
2022	3	48.48	14,538
2023	3	54.33	13,402
2024	3	41.84	34,452

(20)	Derivative Financial Instruments

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

Bancorp had outstanding undesignated interest rate swap contracts as follows:

	Receiving		Paying
	March, 31	December 31,	March, 31	December 31,
(dollars in thousands)	2024	2023	2024	2023

Notional amount	$200,074	$201,555	$200,074	$201,555
Weighted average maturity (years)	5.7	6.0	5.7	6.0
Fair value	$7,735	$5,133	$7,743	$5,142

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

The following table details Bancorp’s derivative positions designated as a cash flow hedges, and the related fair values:

				Fair value
(dollars in thousands)			Pay fixed	March 31,
Notional Amount	Maturity Date	Receive (variable) index	swap rate	2024
$100,000	2/6/2028	USD SOFR	3.27%	$2,988
50,000	8/6/2026	USD SOFR	4.38%	16
50,000	8/6/2028	USD SOFR	3.97%	84
$200,000				$3,088

(21)	Regulatory Matters

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

Additionally, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, Bancorp and the Bank must hold a 2.5% capital conservation buffer composed of Common Equity Tier 1 Risk-Based Capital above the minimum risk-based capital requirements for the Common Equity Tier 1 Risk-Based Capital ratio, Tier 1 Risk-Based Capital ratio and Total Risk-Based Capital ratio necessary to be considered adequately-capitalized. At March 31, 2024, the adequately-capitalized minimums, including the capital conservation buffer, were a 7.0% Common Equity Tier 1 Risk-Based Capital ratio, 8.5% Tier 1 Risk-Based Capital ratio and 10.5% Total Risk-Based Capital ratio. As all of Bancorp’s capital ratios were above the adequately-capitalized minimums, including the buffer, the Company was not subject to any such restrictions.

As a result of the CB acquisition, Bancorp became the 100% successor owner of the following unconsolidated trust subsidiaries: Commonwealth Statutory Trust III, Commonwealth Statutory Trust IV and Commonwealth Statutory Trust V. The sole assets of the trust subsidiaries represent the proceeds of offerings loaned in exchange for subordinated debentures with similar terms to the TPS. The TPS are treated as part of Tier 1 Capital. The subordinated note and related interest expense are included in Bancorp’s consolidated financial statements. The subordinated notes are currently redeemable at Bancorp’s option on a quarterly basis. As of March 31, 2024, subordinated notes totaled $26 million.

Bancorp continues to exceed the regulatory requirements for all calculations. Bancorp and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB and the FDIC, in addition to the capital conservation buffer.

The following table sets forth consolidated Bancorp’s and the Bank’s risk based capital amounts and ratios:

(dollars in thousands)	Actual		Minimum for adequately capitalized		Minimum for well capitalized
March 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$872,434	12.69%	$549,896	8.00%	NA	NA
Bank	847,856	12.37	548,183	8.00	$685,228	10.00%

Common equity tier 1 risk-based capital (1)
Consolidated	763,818	11.11	309,316	4.50	NA	NA
Bank	765,240	11.17	308,353	4.50	445,398	6.50

Tier 1 risk-based capital (1)
Consolidated	789,818	11.49	412,422	6.00	NA	NA
Bank	765,240	11.17	411,137	6.00	548,183	8.00

Leverage
Consolidated	789,818	9.82	321,766	4.00	NA	NA
Bank	765,240	9.52	321,523	4.00	401,903	5.00

(dollars in thousands)	Actual		Minimum for adequately capitalized		Minimum for well capitalized
December 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$849,836	12.56%	$541,370	8.00%	NA	NA
Bank	823,275	12.21	539,609	8.00	$674,511	10.00%

Common equity tier 1 risk-based capital (1)
Consolidated	747,376	11.04	304,521	4.50	NA	NA
Bank	746,815	11.07	303,530	4.50	438,432	6.50

Tier 1 risk-based capital (1)
Consolidated	773,376	11.43	406,027	6.00	NA	NA
Bank	746,815	11.07	404,707	6.00	539,609	8.00

Leverage
Consolidated	773,376	9.62	321,713	4.00	NA	NA
Bank	746,815	9.30	321,323	4.00	401,654	5.00

(1)    Ratio is computed in relation to risk-weighted assets.

NA – Regulatory framework does not define “well-capitalized” for holding companies.

(22)	Segments

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

The majority of the net assets of Bancorp are involved in the commercial banking segment. As of March 31, 2024, goodwill totaling $194 million was recorded on Bancorp’s consolidated balance sheets, of which $172 million is attributed to the commercial banking segment and $22 million is attributed to WM&T. The portion of total goodwill attributed to WM&T relates entirely to the CB acquisition. With the exception of goodwill attributed to WM&T through the CB acquisition, assets assigned to WM&T consist primarily of a CLI asset associated with the WM&T business added through the CB acquisition, net premises and equipment and a receivable related to fees earned that have not been collected.

Selected financial information by business segment follows:

	Three months ended March 31, 2024			Three months ended March 31, 2023
	Commercial			Commercial
(in thousands)	Banking	WM&T	Total	Banking	WM&T	Total

Net interest income	$59,794	$276	$60,070	$62,944	$128	$63,072
Provision for credit losses	1,425	—	1,425	2,625	—	2,625
Wealth management and trust services	—	10,771	10,771	—	9,527	9,527
All other non-interest income	12,500	—	12,500	12,520	—	12,520
Non-interest expenses	42,979	5,982	48,961	39,600	5,714	45,314
Income before income tax expense	27,890	5,065	32,955	33,239	3,941	37,180
Income tax expense	5,969	1,099	7,068	7,277	855	8,132
Net income	$21,921	$3,966	$25,887	$25,962	$3,086	$29,048

Segment assets	$8,087,998	$35,130	$8,123,128	$7,631,031	$36,617	$7,667,648

(23)	Revenue from Contracts with Customers

All of Bancorp’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The table below presents Bancorp’s sources of non-interest income with items outside the scope of ASC 606 noted as such:

	Three months ended March 31, 2024			Three months ended March 31, 2023
(in thousands)	Commercial Banking	WM&T	Total	Commercial Banking	WM&T	Total
Wealth management and trust services	$—	$10,771	$10,771	$—	$9,527	$9,527
Deposit service charges	2,136	—	2,136	2,149	—	2,149
Debit and credit card income	4,682	—	4,682	4,482	—	4,482
Treasury management fees	2,625	—	2,625	2,318	—	2,318
Mortgage banking income (1)	948	—	948	1,038	—	1,038
Net investment product sales commissions and fees	865	—	865	754	—	754
Bank owned life insurance (1)	588	—	588	549	—	549
Loss on sale of premises and equipment (1)	—	—	—	(2)	—	(2)
Other (2)	656	—	656	1,232	—	1,232
Total non-interest income	$12,500	$10,771	$23,271	$12,520	$9,527	$22,047

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

WM&T provides customers fiduciary and investment management services as agreed upon in asset management contracts. The contracts require WM&T to provide a series of distinct services for which fees are earned over time. The contracts are cancellable upon demand with fees typically based upon the asset value of investments. Revenue is accrued and recognized monthly based upon month-end asset values and collected from the customer predominately in the following month except for a small percentage of fees collected quarterly. Incentive compensation related to WM&T activities is considered a cost of obtaining the contract. Contracts between WM&T and customers do not permit performance-based fees and accordingly, none of the fee income earned by WM&T is performance-based. Trust fees receivable were $4.6 million and $4.2 million at March 31, 2024 and December 31, 2023, respectively.

Net investment products sales commissions and fees represent the Bank’s share of transaction fees and wrap fees resulting from investment services and programs provided through an agent relationship with a third party broker-dealer. Transaction fees are assessed at the time of the transaction. Those fees are collected and recognized on a monthly basis. Trailing fees are based upon market values and are assessed, collected and recognized on a quarterly basis. Because the Bank acts as an agent in arranging the relationship between the customer and third party provider, and does not control the services rendered, investment product sales commissions and fees are reported net of related costs, including nominal incentive compensation, and trading activity charges of $248,000 and $227,000 for the three month periods ended March 31, 2024 and 2023.

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

Bancorp did not establish any contract assets or liabilities as a result of adopting ASC 606, nor were any recognized during the three and nine months ended March 31, 2024.

(24)	Leases

Bancorp has operating leases for various locations with terms ranging from approximately two months to 16 years, several of which include options to extend the leases in five-year increments. Options reasonably expected to be exercised are included in determination of the right-of-use asset. Bancorp elected to use a practical expedient to expense short-term lease obligations associated with leases with original terms of 12 months or less. Bancorp elected not to separate non-lease components from lease components for its operating leases. The right-of-use lease asset and operating lease liability are recorded in premises and equipment and other liabilities on the consolidated balance sheet.

Balance sheet, income statement and cash flow detail regarding operating leases follows:

(dollars in thousands)	March 31, 2024	December 31, 2023

Balance Sheet
Operating lease right-of-use asset	$26,300	$21,007
Operating lease liability	27,776	22,487

Weighted average remaining lease term (years)	9.7	9.8
Weighted average discount rate	3.39%	2.84%

Maturities of lease liabilities:
One year or less	$3,033	$3,365
Year two	3,596	2,864
Year three	3,290	2,543
Year four	3,298	2,536
Year five	3,324	2,547
Greater than five years	16,183	12,059
Total lease payments	$32,724	$25,914
Less imputed interest	4,948	3,427
Total	$27,776	$22,487

	Three months ended	Three months ended
(in thousands)	March 31, 2024	March 31, 2023
Income Statement
Components of lease expense:
Operating lease cost	$1,046	$840
Variable lease cost	83	71
Less sublease income	26	25
Total lease cost	$1,103	$886

	Three months ended	Three months ended
(in thousands)	March 31, 2024	March 31, 2023
Cash flow Statement
Supplemental cash flow information:
Operating cash flows from operating leases	$1,328	$1,071

As of March 31, 2024, Bancorp had entered into two lease agreements that had yet to commence. Both agreements relate to retail branch locations and commence during the second quarter of 2024.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and accompanying Footnotes presented in Part 1 Item 1 “Financial Statements” and other information appearing in Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2023. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of Bancorp’s future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations.

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
●

other risks and uncertainties reported from time-to-time in Bancorp’s filings with the SEC, including Part I Item 1A “Risk Factors” of Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Overview – Operating Results (FTE)

The following table presents an overview of Bancorp’s financial performance for the three months ended March 31, 2024 and 2023:

(dollars in thousands, except per share data)			Variance
Three months ended March 31,	2024	2023	$/bp	%

Net income	$25,887	$29,048	$(3,161)	-11%
Diluted earnings per share	$0.88	$0.99	$(0.11)	-11%
ROA	1.28%	1.55%	(27) bps	-17%
ROE	12.09%	15.15%	(306) bps	-20%

Additional discussion follows under the section titled “Results of Operations.”

General highlights for the three months ended March 31, 2024 compared to March 31, 2023:

●

Net income totaled $25.9 million for the three months ended March 31, 2024, resulting in diluted EPS of $0.88, compared to net income of $29.0 million for the three months ended March 31, 2023, which resulted in diluted EPS of $0.99.

o

Net interest income totaled $60.1 million for the three months ended March 31, 2024 compared to $63.1 million for the same period of the prior year, representing a $3 million, or 5%, decrease. While interest income experienced a $17.1 million, or 21% increase, over this period associated with the benefits of higher rates, it was outpaced by a $20.1 million increase in interest expense driven by the rising cost of funds.

o

As a result of deposit pricing pressure/competition, Bancorp has continued to experience a significant shift in the deposit mix, as non-interest bearing deposits and lower-yielding deposits have migrated to higher-yielding options, particularly time deposits, driving a substantial increase in the overall cost of deposits. Further, continued loan growth and deposit balance fluctuations necessitated more borrowing activity throughout the first quarter of 2024 compared to the same period of the prior year, contributing to the overall increase in interest expense.

●

Total loans increased $607 million, or 12%, compared to March 31, 2023, driven by significant organic growth over the past 12 months. Average loans increased $572 million, or 11%, for the three months ended March 31, 2024 compared to the same period of the prior year.

●

Bancorp’s ACL on loans increased $5 million, or 7%, compared to March 31, 2023, attributed mainly to the significant organic loan growth experienced over the last 12 months. Provision for credit losses on loans totaled $1.2 million for the three months ended March 31, 2024, compared to provision of $2.3 million for the three months ended March 31, 2023.

●

Deposit balances climbed $252 million, or 4%, compared to March 31, 2023, stemming mainly from growth in time deposits tied to the success of promotional rate offerings, which have more than offset deposit contraction within the non-interest bearing deposit portfolio.

●	Net interest income (FTE) totaled $60.2 million for the three months ended March 31, 2024, representing a decrease of $3.1 million, or 5%, compared to the three months ended March 31, 2023.
o

While interest income has benefitted from higher rates and average earning asset growth, it was outpaced by increased interest expense associated with rising funding costs and growth in interest-bearing liabilities.

o	NIM decreased 39 bps, or 11%, to 3.20% for the three months ended March 31, 2024, compared to the same period of the prior year.
●

Non-interest income increased $1.2 million, or 6%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, attributed largely to record WM&T fees and strong treasury management fees and brokerage income.

●

Non-interest expenses increased $3.6 million, or 8%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, driven mainly by higher compensation and employee benefit expenses associated with annual merit-based salary increases, FTE growth and higher health insurance claims activity.

●

Bancorp’s efficiency ratio (FTE) for the three months ended March 31, 2024 was 58.68% compared to 53.13% for the three months ended March 31, 2023. The increase in this ratio is tied to both the decline in net interest income associated with rising funding costs and higher non-interest expenses.

●

As of March 31, 2024, Bancorp continued to be “well-capitalized,” the highest regulatory capital rating for financial institutions, with all capital ratios experiencing growth compared to both December 31, 2023 and March 31, 2023. Total stockholders’ equity to total assets was 10.77% as of March 31, 2024, compared to 10.50% and 10.36% at December 31, 2023 and March 31, 2023, respectively. Tangible common equity to tangible assets was 8.36% at March 31, 2024, compared to 8.09% and 7.74% at December 31, 2023 and March 31, 2023, respectively.

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

Comparative information regarding net interest income follows:

(dollars in thousands)			Variance
As of and for the three months ended March 31,	2024	2023	$/bp	%

Net interest income	$60,070	$63,072	$(3,002)	-5%
Net interest income (FTE)*	60,167	63,245	(3,078)	-5%
Net interest spread (FTE)*	2.49%	3.13%	(64) bps	-20%
Net interest margin (FTE)*	3.20%	3.59%	(39) bps	-11%
Average interest earning assets	$7,567,065	$7,154,286	$412,779	6%
Average interest bearing liabilities	5,535,128	4,807,907	727,221	15%
Five year Treasury note rate at period end	4.21%	3.60%	61 bps	17%
Average five year Treasury note rate	4.12%	3.80%	32 bps	8%
Prime rate at period end	8.50%	8.00%	50 bps	6%
Average Prime rate	8.50%	7.69%	81 bps	11%
One month term SOFR at period end	5.33%	4.80%	53 bps	11%
Average one month term SOFR	5.33%	4.61%	72 bps	16%

*See table titled, "Average Balance Sheets and Interest Rates (FTE)" for detail of Net interest income (FTE).

NIM and net interest spread calculations above exclude the sold portion of certain participation loans, which totaled $2 million and $4 million at March 31, 2024 and December 31, 2023, respectively. These sold loans are on Bancorp’s balance sheet as required by GAAP because Bancorp retains some form of effective control; however, Bancorp receives no interest income on the sold portion. These participation loans sold are excluded from NIM and spread analysis, as Bancorp believes it provides a more accurate depiction of loan portfolio performance.

At March 31, 2024, Bancorp’s loan portfolio consisted of approximately 72% fixed and 28% variable rate loans. At inception, most of Bancorp’s fixed rate loans are priced in relation to the five year treasury. Bancorp’s variable rate loans are typically indexed to either Prime or SOFR, generally repricing as those rates change. At March 31, 2024, approximately 60% and 40% of Bancorp’s variable rate loan portfolio was indexed to Prime and SOFR, respectively.

Prime rate, the five year Treasury note rate and one month term SOFR are included in the preceding table to provide a general indication of the interest rate environment in which Bancorp has operated during the past 12 months. The FRB increased the FFTR a total of 100 bps in 2023 via four separate 25 bps rate hikes, two of which occurred during the first quarter of 2023. These increases took the FFTR to a range of 5.25% - 5.50%, and Prime to 8.50%, in July of 2023, where each has remained as of March 31, 2024.

The current economic outlook remains volatile, regularly changing as new economic data becomes available and the FRB’s efforts to control inflation continue. Recent projections indicate that the FRB will hold rates at a higher level longer than initially anticipated, with only one rate reduction expected to occur in the late third/early fourth quarter of 2024. While Bancorp believes ongoing pricing pressure/competition for both loans and deposits, changing levels of liquidity and an improving-but-still-inverted yield curve could possibly place pressure on NIM through the first half of 2024, NIM expansion is anticipated during the second half of the year.

Net Interest Income (FTE) – Three months ended March 31, 2024 compared to March 31, 2023

Net interest spread (FTE) and NIM (FTE) were 2.49% and 3.20%, for the three months ended March 31, 2024, compared to 3.13% and 3.59% for the same period in 2023, respectively. NIM during the three months ended March 31, 2024 was significantly impacted by the following:

●

The rising interest rate environment, which has served to benefit interest-earning assets, but has simultaneously driven NIM compression, as the cost of deposits and other funding sources has risen. While the FFTR has remained at a range of 5.25% - 5.50% since mid-2023, the interest rate yield curve remained inverted over the past 12 months, although it began to flatten/improve during the first quarter of 2024.

●	Pricing pressure/competition for deposits, which has driven a significant increase in the cost of funds and shift in Bancorp’s deposit mix, as depositors seek higher yielding deposit alternatives.
●

Significant loan growth over the past 12 months, which has positively impacted interest income and interest-earning asset growth, but has also necessitated the use of more expensive funding sources, namely FHLB borrowings.

Net interest income (FTE) decreased $3.1 million, or 5%, for the three months ended March 31, 2024 compared to the same period of 2023, as significant organic loan growth and the benefit of higher rates upon interest earning assets were outpaced by rising funding costs stemming from intense pricing pressure/competition for deposits and increased borrowing activity.

Total average interest earning assets increased $413 million, or 6%, for the three months ended March 31, 2024, as compared to the same period of 2023, attributed to substantial average loan growth that was only partially offset by a decline in average investment securities associated with normal amortization and contractual maturities. However, as a result of a significantly higher interest rate environment, the average rate earned on total interest earning assets climbed 63 bps to 5.14%.

●

Average total loan balances increased $572 million, or 11%, for the three months ended March 31, 2024, compared to the same period of 2023, highlighted by growth in the CRE, Residential real estate and C&I categories.

●

Average investment securities declined $176 million, or 10%, for the three months ended March 31, 2024 compared to the same period of 2023, the result of normal pay down and maturity activity. Investment in the securities portfolio was minimal over the past 12 months, consistent with funding loan growth and liquidity management.

●

Average FFS and interest bearing due from bank balances increased $13 million, or 9%, for the three months ended March 31, 2024, as a result of increased borrowing activity in addition to utilizing the liquidity provided by the amortization and maturity of the investment securities portfolio.

Total interest income (FTE) increased $17.0 million, or 21%, to $96.6 million for the three months ended March 31, 2024, as compared to the same period of 2023.

●

Interest and fee income (FTE) on loans increased $17.0 million, or 25%, to $85.9 million for the three months ended March 31, 2024, compared to the same period of 2023, driven by the higher rate environment and significant organic growth. The yield on the overall loan portfolio increased 62 bps to 5.95% for the three months ended March 31, 2024 compared to 5.33% for the same period of the prior year.

●

Consistent with the decline in average investment securities, there was a $827,000, or 9%, decrease in interest income (FTE) on the portfolio for the three months ended March 31, 2024 compared to the same period of 2023. The corresponding yield on the portfolio was unchanged compared to the prior year period at 2.07%.

●

Interest income on FFS and interest bearing due from bank balances increased $515,000 for the three months ended March 31, 2024, stemming largely from the rise in the FFTR experienced over the past 12 months and to a lesser extent, average balance growth. The yield on these assets increased 92 bps to 5.47% for the three months ended March 31, 2024 compared to the same period of 2023.

Total average interest bearing liabilities increased $727 million, or 15%, to $5.54 billion for the three-month period ended March 31, 2024 compared with the same period in 2023.

●

Average interest bearing deposits increased $579 million, or 13%, for the three months ended March 31, 2024 compared to the same period in 2023. Bancorp experienced a $473 million increase in average time deposits and a $134 million increase in average money market deposits as a result of depositors seeking higher-yielding alternatives in the current environment.

●

Average FHLB advances increased $111 million for the three months ended March 31, 2024 compared to the same period of the prior year. In 2023, Bancorp entered into a $200 million term advance in conjunction with three separate interest rate swaps in an effort to secure longer-term funding at a more favorable rate in addition to utilizing overnight borrowings on an as-needed basis to fund loan growth and manage deposit fluctuations.

●

Average subordinated debentures totaled $27 million for the three months ended March 31, 2024, compared to $26 million for the same period of the prior year, the difference being attributed to the amortization of purchase accounting adjustments.

Total interest expense increased $20.1 million for the three months ended March 31, 2024 compared to the same period of 2023, driven by a significant rise in rates paid on deposits and increased borrowing activity. As a result, the cost of interest bearing liabilities increased 127 bps to 2.65% for the three months ended March 31, 2024 compared to the same period of 2023.

●

Total interest bearing deposit expense increased $18.4 million as a result of deposit rate increases, resulting in a 131 bps increase in the cost of interest bearing deposits for the three months ended March 31, 2024 compared to the same period of the prior year. While Bancorp expects pricing pressure/competition stemming from the higher rate environment to continue in the coming months, the pace at which the cost of deposits has risen appears to be moderating.

●

Interest expense on FHLB borrowings increased $1.3 million, or 73%, for the three months ended March 31, 2024, as compared to same period of the prior year, driven by both increased borrowing activity and higher costs associated with overnight borrowings.

●

Interest expense on subordinated debentures totaling $545,000 was recorded for the three months ended March 31, 2024, approximately $66,000 of which stems from purchase accounting-related mark-to-market amortization. This purchase accounting adjustment became fully amortized during the first quarter of 2024 and as a result, no such amortization will be recorded going forward.

Average Balance Sheets and Interest Rates (FTE) – Three-Month Comparison

	Three months ended March 31,
	2024			2023
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest earning assets:
Federal funds sold and interest bearing due from banks	$153,990	$2,096	5.47%	$140,831	$1,581	4.55%
Mortgage loans held for sale	4,629	31	2.69	6,460	41	2.57
Investment securities:
Taxable	1,497,641	7,657	2.06	1,666,035	8,446	2.06
Tax-exempt	80,760	482	2.40	88,585	520	2.38
Total securities	1,578,401	8,139	2.07	1,754,620	8,966	2.07

Federal Home Loan Bank stock	21,121	468	8.91	15,496	165	4.32
Loans	5,808,924	85,908	5.95	5,236,879	68,887	5.33
Total interest earning assets	7,567,065	96,642	5.14	7,154,286	79,640	4.51
Less allowance for credit losses on loans	82,470			75,459
Non-interest earning assets:
Cash and due from banks	71,275			78,961
Premises and equipment, net	108,081			104,369
Bank owned life insurance	87,164			84,906
Goodwill	194,074			194,074
Accrued interest receivable and other	208,175			38,302
Total assets	$8,153,364			$7,579,439

Interest bearing liabilities:
Deposits:
Interest bearing demand	$2,361,515	$11,921	2.03%	$2,299,789	$6,750	1.19%
Savings	434,411	299	0.28	524,911	340	0.26
Money market	1,251,125	9,490	3.05	1,116,975	4,162	1.51
Time	1,011,692	10,156	4.04	538,476	2,247	1.69
Total interest bearing deposits	5,058,743	31,866	2.53	4,480,151	13,499	1.22

Securities sold under agreements to repurchase	164,979	931	2.27	122,049	456	1.52
Federal funds purchased	10,161	136	5.38	16,243	177	4.42
Federal Home Loan Bank advances	274,451	2,997	4.39	163,056	1,734	4.31
Subordinated debentures	26,794	545	8.18	26,408	529	8.12

Total interest bearing liabilities	5,535,128	36,475	2.65	4,807,907	16,395	1.38
Non-interest bearing liabilities:
Non-interest bearing demand deposits	1,500,602			1,878,307
Accrued interest payable and other	256,605			115,670
Total liabilities	7,292,335			6,801,884
Stockholders’ equity	861,029			777,555
Total liabilities and stockholders' equity	$8,153,364			$7,579,439
Net interest income		$60,167			$63,245
Net interest spread			2.49%			3.13%
Net interest margin			3.20%			3.59%

Supplemental Information - Average Balance Sheets and Interest Rates (FTE)

●

Average loan balances include the principal balance of non-accrual loans, as well as unearned income such as loan premiums, discounts, fees/costs and exclude participation loans accounted for as secured borrowings. Participation loans accounted for as secured borrowings averaged $4 million and $5 million for the three month periods ended March 31, 2024 and 2023, respectively.

●

Interest income on a FTE basis includes additional amounts of interest income that would have been earned if investments in certain tax-exempt interest earning assets had been made in assets subject to federal taxes yielding the same after-tax income. Interest income on municipal securities and tax-exempt loans has been calculated on a FTE basis using a federal income tax rate of 21%. Approximate tax equivalent adjustments to interest income were $97,000 and $173,000 for the three month periods ended March 31, 2024 and 2023, respectively.

●

Interest income includes loan fees of $1.5 million and $1.9 million for the three month periods ended March 31, 2024 and 2023, respectively. Interest income on loans may be materially impacted by the level of prepayment fees collected and net accretion income related to acquired loans. Net accretion income related to acquired loans totaled $819,000 and $1.1 million for the three-month periods ended March 31, 2024 and 2023, respectively.

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

The results of the interest rate sensitivity analysis performed as of March 31, 2024 were derived from conservative assumptions Bancorp uses in its model, particularly in relation to deposit betas, which measure how responsive management’s deposit repricing may be to changes in market rates based on historical data. Management uses different betas in the rising and falling rate scenarios in an effort to best simulate expected earnings trends. The results presented below reflect an interest rate sensitivity analysis that incorporates a deposit beta of approximately 45% for rising rate scenarios and 39% for falling rate scenarios, respectively. The beta used in the falling rate scenario is the result of management’s expectations of deposit rate decreases given the current characteristics of the deposit portfolio. The analysis performed as of March 31, 2024 suggests a slightly asset sensitive interest rate risk profile, which represents a change from the more neutral profile rendered from the prior quarter analysis. This change is the result of update to the assumptions incorporated in the model, the most notable being deposit betas.

Bancorp’s interest rate simulation sensitivity analysis details that increases in interest rates of 100 and 200 bps would have a positive effect on net interest income, while decreases in interest rates of 100 and 200 bps would have a negative impact. These results depict an asset sensitive interest rate risk profile. The increase in net interest income in the rising rate scenarios is primarily due to variable rate loans and short-term investments repricing more quickly than deposits and short-term borrowings. Net interest income decreases in the falling rate scenarios because rates on non-maturity deposits cannot be lowered sufficiently to offset the decline in interest income associated with assets that immediately reprice as rates fall.

	-200	-100	+100	+200
	Basis Points	Basis Points	Basis Points	Basis Points
% Change from base net interest income at March 31, 2024	-2.30%	-1.30%	1.80%	3.40%

Bancorp’s loan portfolio is currently composed of approximately 72% fixed and 28% variable rate loans, with the fixed rate portion pricing generally based on a spread to the five year treasury curve at the time of origination and the variable portion pricing based on an on-going spread to Prime (approximately 60%) or SOFR (approximately 40%).

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

Provision for Credit Losses

Provision for credit losses on loans at March 31, 2024 represents the amount of expense that, based on Management’s judgment, is required to maintain the ACL for loans at an appropriate level under the CECL model. The determination of the amount of the ACL for loans is complex and involves a high degree of judgment and subjectivity. See the Footnote titled “Basis of Presentation and Summary of Significant Accounting Policies” in Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2023 for detailed discussion regarding Bancorp’s ACL methodology by loan segment.

An analysis of the changes in the ACL for loans, including provision, and selected ratios follow:

	Three months ended
	March 31,
(dollars in thousands)	2024	2023

Beginning balance	$79,374	$73,531
Provision for credit losses on loans	1,175	2,250

Total charge-offs	(262)	(370)
Total recoveries	610	262
Net loan (charge-offs) recoveries	348	(108)
Ending balance	$80,897	$75,673
Average total loans	$5,808,924	$5,236,879
Provision for credit losses on loans to average total loans (1)	0.02%	0.04%
Net loan (charge-offs) recoveries to average total loans (1)	0.01%	0.00%
ACL for loans to total loans	1.38%	1.44%
ACL for loans to average total loans	1.39%	1.45%

(1) Ratios are not annualized

The ACL for loans totaled $81 million as of March 31, 2024 compared to $76 million at March 31, 2023, representing an ACL to total loans ratio of 1.38% and 1.44% for the respective periods.

Provision expense on loans of $1.2 million was recorded for the three month period ended March 31, 2024, consistent with modest loan growth, annual CECL model methodology updates, a slight improvement in the unemployment forecast and a reduction in specific reserves. Net recoveries of $348,000 were recorded for the three months ended March 31, 2024.

Provision expense on loans of $2.3 million was recorded for the three months ended March 31, 2023, driven by the establishment of a $1.4 million specific reserve for a large C&I relationship, annual CECL model updates and qualitative factor adjustments. Further, net charge off activity for the three months ended March 31, 2023 totaled $108,000, serving to reduce the ACL for loans.

While separate from the ACL for loans and recorded in other liabilities on the consolidated balance sheets, the ACL for off balance sheet credit exposures also experienced an increase between December 31, 2023 and March 31, 2024. Provision for credit loss expense for off balance sheet credit exposures of $250,000 was recorded for the three months ended March 31, 2024, driven by a decline in C&I utilization and increased availability stemming from the addition of new lines of credit. The ACL for off balance sheet credit exposures totaled $6.1 million as of March 31, 2024.

Provision for credit loss expense for off balance sheet credit exposures of $375,000 was recorded for the three months ended March 31, 2023. The expense recorded for the first quarter of the prior year was driven largely by a decline in C&I line utilization. The ACL for off balance sheet credit exposures was $4.9 million as of March 31, 2023.

Bancorp’s loan portfolio is well-diversified with no significant concentrations of credit. Geographically, most loans are extended to borrowers in Louisville, central, eastern and northern Kentucky, as well as the Indianapolis, Indiana and Cincinnati, Ohio metropolitan markets. The adequacy of the ACL is monitored on an ongoing basis and it is the opinion of management that the balance of the ACL at March 31, 2024 is adequate to absorb probable losses inherent in the loan portfolio as of the financial statement date.

Non-interest Income

	Three months ended March 31,
(dollars in thousands)	2024	2023	$ Variance	% Variance

Wealth management and trust services	$10,771	$9,527	$1,244	13%
Deposit service charges	2,136	2,149	(13)	(1)
Debit and credit card income	4,682	4,482	200	4
Treasury management fees	2,625	2,318	307	13
Mortgage banking income	948	1,038	(90)	(9)
Net investment product sales commissions and fees	865	754	111	15
Bank owned life insurance	588	549	39	7
Loss on sale of premises and equipment	-	(2)	2	(100)
Other	656	1,232	(576)	(47)
Total non-interest income	$23,271	$22,047	$1,224	6%

Total non-interest income increased $1.2 million or 6%, for the three month period ended March 31, 2024 compared to the same period of 2023. Non-interest income comprised 27.9% of total revenues, defined as net interest income and non-interest income, for the three month period ended March 31, 2024 compared to 25.9% for the same period of 2023. WM&T services comprised 46.3% of total non-interest income for the three month period ended March 31, 2024 compared to 43.2% for the same period of 2023.

WM&T Services:

The magnitude of WM&T revenue distinguishes Bancorp from other community banks of similar asset size. WM&T revenue increased $1.2 million, or 13%, for the three month period ended March 31, 2024, as compared with the same period of 2023, consistent with strong first quarter equity market appreciation, net new business expansion and higher quarterly fee income.

Recurring fees earned for managing accounts are based on a percentage of market value of AUM and are typically assessed on a monthly basis. Recurring fees, which generally comprise the vast majority of WM&T revenue, increased $1.1 million, or 12%, for the three month period ended March 31, 2024, as compared with the same period of 2023. The increase was driven largely by the factors noted in the preceding paragraph.

A portion of WM&T revenue, most notably executor and certain employee benefit plan-related fees, are non-recurring in nature and the timing of these revenues corresponds with the related administrative activities. For this reason, such fees are subject to greater period over period fluctuation. Total non-recurring fees increased $125,000 for the three month period ended March 31, 2024, as compared with the same period of 2023, which was driven by increased estate fee income.

AUM, stated at market value, totaled $7.50 billion at March 31, 2024 compared with $6.76 billion at March 31, 2023 and $7.16 billion at December 31, 2023. The increase in AUM between March 31, 2023 and March 31, 2024 is attributed to strong equity market appreciation experienced over the past year in addition to net new business expansion.

Contracts between WM&T and their customers do not permit performance-based fees and accordingly, none of the WM&T revenue is performance based. Management believes the WM&T department will continue to factor significantly in Bancorp’s financial results and provide strategic diversity to revenue streams.

Detail of WM&T Service Income by Account Type:

	Three months ended March 31,
(in thousands)	2024	2023

Investment advisory	$4,312	$3,681
Personal trust	3,774	3,362
Personal investment retirement	1,820	1,680
Company retirement	411	363
Foundation and endowment	330	283
Custody and safekeeping	59	86
Brokerage and insurance services	2	5
Other	63	67
Total WM&T services income	$10,771	$9,527

The preceding table demonstrates that WM&T fee revenue is concentrated within investment advisory and personal trust accounts. WM&T fees are predominantly based on AUM and tailored for individual/company accounts and/or relationships with fee structures customized based on account type and other factors with larger relationships paying a lower percentage of AUM in fees. For example, recurring AUM fee structures are in place for investment management, irrevocable and revocable trusts, personal investment retirement accounts and accounts holding only fixed income securities. WM&T also provides company retirement plan services, which can consist of a one-time conversion fee with recurring AUM fees to follow. While there are also fee structures for estate settlements, income received is typically non-recurring in nature. Fee structures are agreed upon at the time of account opening and any subsequent revisions are communicated in writing to the customer. As previously mentioned, WM&T fees earned are not performance-based nor are they based on investment strategy or transactions. Bancorp also earns management fees on in-house investments funds acquired from CB.

AUM by Account Type:

AUM (not included on balance sheet) increased from $7.16 billion at December 31, 2023 to $7.50 billion at March 31, 2024 as follows:

	March 31, 2024			December 31, 2023
(in thousands)	Managed	Non-managed (1)	Total	Managed	Non-managed (1)	Total
Investment advisory	$2,737,196	$66,192	$2,803,388	$2,591,561	$72,028	$2,663,589
Personal trust	1,929,494	508,880	2,438,374	1,922,294	459,103	2,381,397
Personal investment retirement	897,809	18,118	915,927	848,800	17,854	866,654
Company retirement	55,395	574,152	629,547	57,486	510,294	567,780
Foundation and endowment	513,861	7,603	521,464	471,609	23,413	495,022
Subtotal	$6,133,755	$1,174,945	$7,308,700	$5,891,750	$1,082,692	$6,974,442
Custody and safekeeping	—	187,246	187,246	—	185,638	185,638
Total AUM	$6,133,755	$1,362,191	$7,495,946	$5,891,750	$1,268,330	$7,160,080

(1) Non-managed assets represent those for which the WM&T department does not hold investment discretion.

As of both March 31, 2024 and December 31, 2023, approximately 82% of AUM were actively managed. Company retirement plan accounts consist primarily of participant-directed assets. The amount of custody and safekeeping accounts are insignificant to WM&T operations.

Managed AUM by Class of Investment:

(in thousands)	March 31, 2024	December 31, 2023

Interest bearing deposits	$428,000	$442,820
Treasury and government agency obligations	220,181	240,848
State, county and municipal obligations	338,483	297,314
Money market mutual funds	61,059	68,617
Equity mutual funds	1,315,214	1,225,210
Other mutual funds - fixed, balanced and municipal	549,022	551,141
Other notes and bonds	200,984	199,146
Common and preferred stocks	2,630,718	2,474,186
Common trust funds and collective investment funds	85,570	84,996
Real estate mortgages	371	373
Real estate	40,501	40,224
Other miscellaneous assets (1)	263,652	266,875
Total managed assets	$6,133,755	$5,891,750

(1) Includes client directed instruments including rights, warrants, annuities, insurance policies, unit investment trusts, and oil and gas rights.

Managed assets are invested in instruments for which market values can be readily determined, the majority of which are sensitive to market fluctuations and consist of approximately 66% in equities and 34% in fixed income securities as of March 31, 2024, compared to 64% and 36% as of December 31, 2023. This composition has remained relatively consistent from period to period.

Additional Sources of Non-interest income:

Deposit service charges, which consist of non-sufficient funds charges and to a lesser extent, other activity based charges, decreased $13,000, or 1%, for the three month period ended March 31, 2024, as compared with the same period of 2023. Consistent with the banking industry generally, Bancorp has experienced a decline in the volume of fees earned on overdrawn checking accounts has been experienced over the past several years. This trend has been driven by lower check presentment volume, which has in turn led to fewer overdrawn accounts in general. Further, Bancorp anticipates that future growth of this revenue stream could be significantly impacted by changing industry practices. Bancorp could be faced with strategic decisions surrounding deposit-related service charges in the future, which could negatively impact the contributions made by this, or similar, revenue streams.

Debit and credit card income consists of interchange revenue, ancillary fees and incentives received from card processors. Debit and credit card revenue increased $200,000, or 4%, for the three month period ended March 31, 2024, as compared with the same period of 2023. The increase was driven by interchange income expansion and higher transaction volume. Total debit card income increased $18,000, or less than 1%, and total credit card income increased $182,000, or 13%, for the three month period ended March 31, 2024, compared the same period of the prior year. While Bancorp generally expects this revenue stream to grow with continued expansion of the customer base, interchange rate compression and fluctuations in business and consumer spend levels could serve as challenges to future growth.

Treasury management fees primarily consist of fees earned for cash management services provided to commercial customers. This category continues to stand out as a consistent, growing source of revenue for Bancorp and increased $307,000, or 13%, for the three month period ended March 31, 2024, as compared with the same period of 2023, driven by organic expansion, increased transaction volume, growing international services and new product sales. Bancorp anticipates this income category will continue to increase based on continued customer base growth and the expanding suite of services offered within Bancorp’s treasury management platform.

Mortgage banking income primarily includes gains on sales of mortgage loans and net loan servicing income offset by MSR amortization. Bancorp’s mortgage banking department predominantly originates residential mortgage loans to be sold in the secondary market, primarily to FNMA and FHLMC. Bancorp offers conventional, VA, FHA and GNMA financing for purchases and refinances, as well as programs for first-time homebuyers. Interest rates on mortgage loans directly influence the volume of business transacted by the mortgage-banking department. Mortgage banking revenue decreased $90,000, or 9%, for the three month period ended March 31, 2024, as compared with the same period of 2023, the variance from the prior year period being attributed to changing levels of mortgage volume.

Net investment product sales commissions and fees are generated primarily on stock, bond and mutual fund sales, as well as wrap fees earned on brokerage accounts. Wrap fees represent charges for investment programs that bundle together a suite of services, such as brokerage, advisory, research and management and are based on a percentage of account assets. Bancorp deploys its financial advisors primarily through its branch network via an arrangement with a third party broker-dealer, while larger managed accounts are generally serviced by Bancorp’s WM&T group. Net investment product sales commissions and fees increased $111,000, or 15%, for the three month period ended March 31, 2024, as compared with the same period of 2023 as a result of higher trading volume and equity market appreciation.

BOLI assets represent the cash surrender value of life insurance policies on certain active and non-active employees who have provided consent for Bancorp to be the beneficiary for a portion of such policies. The related change in cash surrender value and any death benefits received under the policies are recorded as non-interest income and serves to offset the cost of various employee benefits. BOLI income increased $39,000, or 7%, for the three month period ending March 31, 2024 compared to the same period of the prior year, which was attributed to general market appreciation within the policy plans over the past year.

No gain/loss activity on the sale of premises and equipment was recorded for the three months ended March 31, 2024. Activity for the three months ended March 31, 2023 was the result of the sale of certain acquired properties that overlapped with existing locations.

Other non-interest income decreased $576,000, or 47%, for the three month period ended March 31, 2024 compared with the same period of 2023. The decrease was driven largely by Bancorp’s decision not to renew the insurance captive in late 2023, which contributed approximately $538,000 of other non-interest income for the three months ended March 31, 2023.

Non-interest Expenses

	Three months ended March 31,
(dollars in thousands)	2024	2023	$ Variance	% Variance

Compensation	$24,221	$21,896	$2,325	11%
Employee benefits	5,876	5,053	823	16
Net occupancy and equipment	3,670	3,899	(229)	(6)
Technology and communication	5,069	4,251	818	19
Debit and credit card processing	1,746	1,419	327	23
Marketing and business development	1,075	1,095	(20)	(2)
Postage, printing and supplies	926	874	52	6
Legal and professional	1,115	797	318	40
FDIC insurance	1,112	1,135	(23)	(2)
Amortization of investments in tax credit partnerships	-	323	(323)	(100)
Capital and deposit based taxes	630	639	(9)	(1)
Intangible amortization	1,052	1,180	(128)	(11)
Other	2,469	2,753	(284)	(10)
Total non-interest expenses	$48,961	$45,314	$3,647	8%

Total non-interest expenses increased $3.6 million, or 8%, for the three month period ended March 31, 2024 compared to the same period of 2023. Compensation and employee benefits comprised 61.5% of Bancorp’s total non-interest expenses for the three month period ended March 31, 2024, compared to 59.5% for the same period of 2023.

Compensation, which includes salaries, incentives, bonuses and stock based compensation, increased $2.3 million, or 11%, for the three month period ended March 31, 2024, as compared with the same period of 2023. The increase was attributed to annual merit-based salary increases and growth in full time equivalent employees. Net full time equivalent employees totaled 1,062 at March 31, 2024 compared to 1,075 at December 31, 2023 and 1,028 at March 31, 2023.

Employee benefits consists of all personnel-related expense not included in compensation, with the most significant items being health insurance, payroll taxes and employee retirement plan contributions. Employee benefits increased $823,000, or 16%, for the three month period ended March 31, 2024, as compared with the same period of 2023, driven by an increase in health insurance claims activity and the overall increase in full time equivalent employees noted above.

Net occupancy and equipment expenses primarily include depreciation, rent, property taxes, utilities and maintenance. Costs of capital asset additions flow through the statement of income over the lives of the assets in the form of depreciation expense. Net occupancy expense decreased $229,000, or 6%, for the three month period ended March 31, 2024, as compared with the same period of 2023. The decrease was attributed to the benefit of consolidating WM&T employees from the Louisville market into one centralized location in the fourth quarter of 2023. At March 31, 2024, Bancorp’s branch network consisted of 71 locations throughout Louisville, central, eastern and Northern Kentucky, as well as the MSAs of Indianapolis, Indiana and Cincinnati, Ohio.

Technology and communication expenses include computer software usage and licensing fees, equipment depreciation and expenditures related to investments in technology needed to maintain and improve the quality of customer delivery channels, information security and internal resources. Technology expense increased $818,000, or 19%, for the three month period ended March 31, 2024 compared to the same period of 2023, consistent with Bancorp’s growth and continued investment in technology, including various software upgrades and cyber-security enhancements.

Bancorp outsources processing for debit and commercial credit card operations, which generate significant revenue for the Company. These expenses typically fluctuate consistent with transaction volumes. Debit and credit card processing expense increased $327,000, or 23%, for the three month period ending March 31, 2024 compared to the same period of last year, driven by increased transaction volume and customer base expansion.

Marketing and business development expenses include all costs associated with promoting Bancorp, including community support, retaining customers and acquiring new business. Marketing and business development expenses decreased $20,000, or 2%, for the three month period ending March 31, 2024, as compared to the same period of 2023.

Postage, printing and supplies expense increased $52,000, or 6%, for the three month period ended March 31, 2024 compared to the same period of 2023, consistent with Bancorp’s expansion over the past 12 months.

Legal and professional fees increased $318,000, or 40%, for the three month period ended March 31, 2024 compared to the same period of last year, driven by increased compliance-related consulting projects associated with Bancorp approaching $10 billion in total assets in addition to higher collections-related expense.

FDIC insurance expense decreased $23,000, or 2%, for the three month period ended March 31, 2024, as compared to the same period of 2023.

Effective January 1, 2024, Bancorp adopted ASU 2023-02 and began booking tax credit amortization expense for all historical and low income tax credit projects as a component of income tax expense via the proportional amortization method. Such expense had previously been recorded as a component of non-interest expenses. As such, no tax credit amortization expense was recorded as non-interest expense for the three months ended March 31, 2024. Expense of $323,000 was recorded in relation to amortization of tax credit investments for the three months ended March 31, 2023.

Capital and deposit based taxes, which consist primarily of capital-based local income taxes and franchise taxes, decreased $9,000, or 1%, for the three month period ended March 31, 2024 compared to the same period of 2023. This expense is based on gross revenues appropriated to the state of Ohio (the only state Bancorp operates in with a capital-based deposit tax).

Intangible amortization expense consists of amortization associated with the CDI of acquired deposit portfolios, as well as an intangible related to customer list of the WM&T business line added through a past acquisition. The intangibles are generally amortized on an accelerated basis over a period of approximately ten years. Intangible amortization expense decreased $128,000, or 11%, for the three months ended March 31, 2024. The decrease was attributed to the accelerated depreciation method for which intangible assets are amortized.

Other non-interest expenses decreased $284,000, or 10%, for the three month period ended March 31, 2024, as compared to the same period of 2023. This decrease was driven largely by Bancorp’s decision not to renew the insurance captive in late 2023. The decrease in expense attributed to the dissolution of the insurance captive was partially offset by higher card reward expense and other ancillary expenses tied to Bancorp’s growth over the past 12 months.

Income Tax Expense

A comparison of income tax expense and ETR follows:

	Three months ended March 31,
(dollars in thousands)	2024	2023	$/bp Variance	% Variance

Income before income tax expense	$32,955	$37,180	$(4,225)	(11)%
Income tax expense	7,068	8,132	(1,064)	(13)
Effective tax rate	21.5%	21.9%	(40) bps	(2)

Fluctuations in the ETR are primarily attributed to the following:

●

The stock based compensation component of the ETR fluctuates consistent with the level of SAR exercise activity in addition to the levels of PSU and RSA vesting. The ETR was increased by 0.3% for the three months ended March 31, 2024 compared to a reduction of 1.1% for the same period of 2023, consistent with exercise and vesting activity.

●

The cash surrender value of life insurance policies can vary widely from period to period, driven largely by market changes. The related impact is inversely correlated with the ETR generally, with cash surrender value declines typically serving to increase the ETR and vice versa. Changes in the cash surrender value of life insurance policies decreased the ETR by 1.0% and 0.7% for the three months ended March 31, 2024 and 2023, respectively.

●

Bancorp invests in certain partnerships that yield federal income tax credits. Taken as a whole, the tax benefit of these investments exceeds amortization expense, resulting in a positive impact on net income. The timing and magnitude of these transactions may vary widely from period to period. Effective January 1, 2024, Bancorp adopted ASU 2023-02 and began booking tax credit amortization expense for all tax credit projects as a component of income tax expense via the proportional amortization method. The cumulative impact of the adoption of ASU 2023-02 and tax credit amortization for the three months ended March 31, 2024 served to reduce the ETR 0.7%. The ETR was increased by 0.4% by tax credit activity for the three months ended March 31, 2023.

●	Tax-exempt interest income earned on loans and investment securities reduced the ETR by 0.5% for both the three months ended March 31, 2024 and 2023, respectively.
●

Activity related to the Captive, which previously provided tax advantages associated with the tax-deductible/exempt nature of insurance premiums paid to/received by the Captive, reduced the ETR by 0.3% for the three months ended March 31, 2023. Bancorp elected not to renew the Captive during the third quarter of 2023 and subsequently dissolved it as of December 31, 2023. No tax benefit associated with the Captive will be experienced going forward.

Financial Condition – March 31, 2024 Compared to December 31, 2023

Overview

Total assets decreased $47 million, or less than 1%, to $8.12 billion at March 31, 2024 from $8.17 billion at December 31, 2023. Largely offsetting factors drove the modest decline in total assets for the first three months of 2023, as cash and cash equivalents declined $106 million, or 40%, and total investment securities declined $92 million, or 6%, outpaced loan growth of $79 million, or 1%, and a $60 million, or 21%, increase in Other assets.

Total liabilities decreased $64 million, or 1%, to $7.25 billion at March 31, 2024 from $7.31 billion at December 31, 2023. The decrease was attributed mainly to a $62 million, or 1%, decline in total deposits.

Stockholders’ equity increased $17 million, or 2%, to $875 million at March 31, 2024 from $858 million at December 31, 2023. Net income of $25.9 million was offset by $8.8 million of dividends declared during the first quarter. A $2.5 million increase in retained earnings was recorded in relation to the adoption of ASU 2023-02 effective January 1, 2024, but was largely offset with a $2.3 million decrease in AOCI associated with changes in the interest rate environment and the corresponding impact on the valuation of the AFS debt securities portfolio and cash flow hedging derivatives.

Cash and Cash Equivalents

Cash and cash equivalents decreased $106 million, or 40%, ending at $160 million at March 31, 2024 compared to $266 million at December 31, 2023, which was mainly the result of both loan funding activity and deposit contraction experienced during the first three months of 2023.

Investment Securities

The primary purpose of the investment securities portfolio is to provide another source of interest income, as well as a tool for liquidity management. In managing the composition of the balance sheet, Bancorp seeks a balance between earnings sources, credit and liquidity considerations.

Investment securities decreased $92 million, or 6%, to $1.38 billion at March 31, 2024 compared to $1.47 billion at December 31, 2023, driven by scheduled maturity and pay down activity within the portfolio, and to a much smaller extent, a decline in the market value of the AFS investment portfolio specifically. There were no investment security purchases during the first quarter as Bancorp has prioritized liquidity amidst continued loan growth and deposit portfolio fluctuations.

FHLB Stock

FHLB stock holdings increased $8 million to $24 million at March 31, 2024 compared to $16 million at December 31, 2023. The increase was driven by FHLB borrowing activity during the three months of 2024, as FHLB members are required to hold certain levels of FHLB stock in relation to the amount of their borrowings. While period end FHLB borrowing balances were unchanged between March 31, 2024 and December 31, 2023, average FHLB borrowing balances increased $69 million, or 34%, between the three months ended March 31, 2024 and the three months ended December 31, 2023. Bancorp’s FHLB stock holdings will fluctuate consistent with our borrowing activity from period to period.

Loans

Total loans increased $79 million, or 1%, from December 31, 2023 to March 31, 2024. Loan growth for the three months ended March 31, 2024 was concentrated in the CRE and residential real estate segments, more than offsetting contraction within the C&I portfolio.

While total line of credit utilization has improved since hitting pandemic-era lows in early 2021, line of credit usage has remained below pre-pandemic levels, as customers continue to utilize cash in lieu of higher costing lines of credit. Further, the addition of new lines, particularly within the C&D and C&I portfolio segments, has increased availability over the past several quarters, but utilization of the new lines has been relatively slow. Total line of credit utilization was 38.9% as of March 31, 2024, compared to 39.2% at December 31, 2023, with C&I utilization of 27.3% and 28.6% for the same periods, respectively.

Bancorp’s credit exposure is diversified between businesses and individuals. No specific industry concentration exceeds 10% of loans outstanding. While Bancorp has a diversified loan portfolio, a customer’s ability to honor loan agreements is somewhat dependent upon the economic stability and/or industry in which that customer does business. Loans outstanding and related unfunded commitments are primarily concentrated within Bancorp’s current market areas, which encompass the Louisville, Kentucky MSA, central, eastern and northern Kentucky, as well as the Indianapolis, Indiana and Cincinnati, Ohio MSAs.

CRE represents the largest segment of Bancorp’s loan portfolio, totaling $2.54 billion, or 43%, of total loans as of March 31, 2024. While a combination of higher interest rates and rising central business district vacancies across the country have created credit and collateral concerns within the CRE sector generally, Bancorp believes the quality of its CRE portfolio, and the overall loan portfolio, remains solid. Office building exposure, which is a sub-segment of CRE and perceived to be of particular risk in the current environment, is a smaller component of Bancorp’s loan portfolio, totaling $527 million, or 9%, of total loans as of March 31, 2024. Of this sub-segment total, 53% is owner-occupied and is generally accompanied by a full commercial relationship. Further, approximately $202 million, or 38%, of Bancorp’s office building exposure is medical-related, which presents reduced risk compared other CRE uses. Lastly, this sub-segment is concentrated in Bancorp’s primary markets, with no exposure to large office towers and minimal exposure to central business districts, and continues to perform well with minimal substandard/non-accrual and past due loans as of March 31, 2024.

Bancorp occasionally enters into loan participation agreements with other banks to diversify credit risk. For certain participation loans sold, Bancorp has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their ownership share of the loan without permission from Bancorp. GAAP requires the participated portion of these loans to be recorded as secured borrowings. These participated loans are included in the C&I and CRE loan portfolio segments with a corresponding liability recorded in other liabilities. At March 31, 2024 and December 31, 2023, the total participated portion of loans of this nature totaled $2 million and $4 million, respectively.

The following table presents the maturity distribution (based on contractual maturity) and rate sensitivity of the total loan portfolio as of March 31, 2024:

	Maturity
	Within one	After one but within	After five but within	Ater fifteen
March 31, 2024 (in thousands)	year	five years	fifteen years	years	Total	% of Total
Fixed rate	$264,618	$1,958,545	$1,099,376	$878,276	$4,200,815	72%
Variable rate	689,505	551,133	379,737	28,525	1,648,900	28%
Total loans	$954,123	$2,509,678	$1,479,113	$906,801	$5,849,715	100%

In the event where Bancorp structures a loan with a maturity exceeding five years (typically CRE loans), an automatic rate adjustment will typically be set in place at five years from origination date to limit interest rate sensitivity.

Non-performing Loans and Assets

Information summarizing non-performing loans and assets follows:

(dollars in thousands)	March 31, 2024	December 31, 2023

Non-accrual loans	$13,984	$19,058
Modifications to borrowers experiencing financial difficulty	-	-
Loans past due 90 days or more and still accruing	106	110
Total non-performing loans	14,090	19,168

Other real estate owned	10	10
Total non-performing assets	$14,100	$19,178

Non-performing loans to total loans	0.24%	0.33%
Non-performing assets to total assets	0.17%	0.23%
ACL for loans to total non-performing loans	574%	414%

As of March 31, 2024, non-accrual loans totaled $14 million compared to $19 million at December 31, 2023. The decrease in total non-accrual loans between December 31, 2023 and March 31, 2024 stemmed mainly from both a payoff and pay down, respectively, of two larger and unrelated CRE relationships that were on non-accrual status.

Non-performing assets as of March 31, 2024 consisted of approximately 100 loans, ranging in individual amounts up to $2.8 million, and one residential real estate property held as OREO.

Delinquent Loans

Delinquent loans (consisting of all loans 30 days or more past due) totaled $18 million and $17 million at March 31, 2024 and December 31, 2023. Delinquent loans to total loans were 0.31% and 0.30% at March 31, 2024 and December 31, 2023, respectively.

Allowance for Credit Losses on Loans

The ACL for loans is a valuation allowance for loans estimated at each balance sheet date in accordance with GAAP. When Bancorp deems all or a portion of a loan to be uncollectible, the appropriate amount is written off and the ACL is reduced by the same amount. Subsequent recoveries, if any, are credited to the ACL when received. Allocations of the ACL may be made for specific loans, but the entire ACL for loans is available for any loan that, in Bancorp’s judgment, should be charged-off. See the Footnote titled “Summary of Significant Accounting Policies” from Bancorp’s most recent Annual Report on Form 10-K for discussion of Bancorp’s ACL methodology on loans.

Bancorp’s ACL for loans was $81 million as of March 31, 2024 compared to $79 million as of December 31, 2023. Provision expense for credit losses on loans of $1.2 million was recorded for the three months ended March 31, 2024, which was impacted by modest loan growth during the first quarter, annual CECL model methodology updates, a slight improvement in the unemployment forecast and a reduction in specific reserves tied in large part to the pay down of a large CRE relationship. Net recoveries of $348,000 were recorded for the three months ended March 31, 2024.

The ACL for loans calculation and resulting credit loss expense is significantly impacted by changes in forecasted economic conditions. Should the forecast for economic conditions change, Bancorp could experience further adjustments in its required ACL for loans credit loss expense.

The following table sets forth the ACL by category of loan:

	March 31, 2024			December 31, 2023
(dollars in thousands)	Allocated Allowance	% of Total ACL on loans	ACL for loans to Total Loans	Allocated Allowance	% of Total ACL on loans	ACL for loans to Total Loans

Commercial real estate - non-owner occupied	$21,823	27%	1.36%	$22,133	28%	1.42%
Commercial real estate - owner occupied	11,230	14%	1.20%	11,667	15%	1.29%
Total commercial real estate	33,053	41%	1.30%	33,800	43%	1.37%

Commercial and industrial - term	13,916	17%	1.61%	14,359	18%	1.66%
Commercial and industrial - lines of credit	6,258	8%	1.46%	6,495	8%	1.48%
Total commercial and industrial	20,174	25%	1.56%	20,854	26%	1.60%

Residential real estate - owner occupied	11,826	15%	1.64%	9,316	12%	1.31%
Residential real estate - non-owner occupied	4,731	6%	1.31%	4,282	5%	1.19%
Total residential real estate	16,557	21%	1.53%	13,598	17%	1.27%

Construction and land development	7,459	9%	1.40%	7,593	10%	1.43%
Home equity lines of credit	1,666	2%	0.78%	1,660	2%	0.79%
Consumer	1,500	2%	1.03%	1,407	2%	0.97%
Leases	232	0%	1.40%	220	0%	1.42%
Credit cards	256	0%	1.06%	242	0%	1.02%
Total	$80,897	100%	1.38%	$79,374	100%	1.38%

The table below details net charge-offs to average loans outstanding by category of loan for the three month periods ended March 31, 2024 and 2023, respectively.

	2024			2023
Three months ended March 31, (dollars in thousands)	Net (charge offs)/ recoveries	Average Loans	Net (charge offs)/ recoveries to average loans	Net (charge offs)/ recoveries	Average Loans	Net (charge offs)/ recoveries to average loans

Commercial real estate - non-owner occupied	$16	$1,585,189	0.00%	$19	$1,412,841	0.00%
Commercial real estate - owner occupied	4	919,469	0.00%	-	844,692	0.00%
Total commercial real estate	20	2,504,658	0.00%	19	2,257,533	0.00%

Commercial and industrial - term	230	865,611	0.03%	-	783,246	0.00%
Commercial and industrial - lines of credit	204	434,476	0.05%	16	451,845	0.00%
Total commercial and industrial	434	1,300,087	0.03%	16	1,235,091	0.00%

Residential real estate - owner occupied	1	715,884	0.00%	10	607,401	0.00%
Residential real estate - non-owner occupied	-	359,747	0.00%	1	319,137	0.00%
Total residential real estate	1	1,075,631	0.00%	11	926,538	0.00%

Construction and land development	-	531,620	0.00%	-	443,729	0.00%
Home equity lines of credit	2	211,864	0.00%	(12)	201,304	-0.01%
Consumer	(99)	145,145	-0.07%	(60)	138,263	-0.04%
Leases	-	16,057	0.00%	-	13,296	0.00%
Credit cards	(10)	23,862	-0.04%	(82)	21,125	-0.39%
Total	$348	$5,808,924	0.01%	$(108)	$5,236,879	0.00%

While separate from the ACL for loans and recorded in other liabilities on the consolidated balance sheets, the ACL for off balance sheet credit exposures also experienced an increase between December 31, 2023 and March 31, 2024. Provision for credit loss expense for off balance sheet credit exposures of $250,000 was recorded for the three months ended March 31, 2024, driven by a decline in C&I utilization and increased availability stemming from the addition of new lines of credit. The ACL for off balance sheet credit exposures was $6.1 million as of March 31, 2024 compared to $5.9 million as of December 31, 2023.

Premises and Equipment

Premises and equipment are presented on the consolidated balance sheets net of related depreciation on the respective assets, as well as fair value adjustments associated with purchase accounting. Premises and equipment increased $6 million, or 5%, between December 31, 2023 and March 31, 2024, which was primarily the result of the leasehold related to right-of-use lease asset adjustments. Bancorp’s branch network currently consists of 71 locations throughout Louisville, central, eastern and northern, Kentucky, as well as the Indianapolis, Indiana and Cincinnati, Ohio markets.

Premises held for sale totaling $2.5 million was recorded on Bancorp’s consolidated balance sheets as of March 31, 2024 and December 31, 2023, which consists of three vacant parcels of land, a former administrative building and two former branch locations.

Goodwill

At March 31, 2024 and December 31, 2023, Bancorp had $194 million in goodwill recorded on its balance sheet. Goodwill of $58 million and $123 million is attributed to the acquisitions of CB and KB in 2022 and 2021, respectively. Additionally, Goodwill totaling $12 million and $682,000 is attributed to the acquisitions of KSB and Austin State Bank in 2019 and 1996, respectively. The acquisition of TBOC in 2013 resulted in a bargain purchase gain.

Events that may trigger goodwill impairment include deterioration in economic conditions, a decline in market-dependent multiples or metrics (i.e. stock price declining below tangible book value), negative trends in overall financial performance and regulatory actions. At September 30, 2023, Bancorp performed its annual qualitative assessment to determine if it was more-likely-than-not that the fair value of the reporting units exceeded their carrying value, including goodwill. The qualitative assessment indicated that it was not more-likely-than-not that the carrying value of the reporting units exceeded their fair value.

Core Deposit and Customer List Intangibles

CDIs and CLIs arising from business acquisitions are initially measured at fair value and are then amortized on an accelerated method based on their useful lives. As of March 31, 2024 and December 31, 2023, Bancorp’s CDI assets totaled $11 million and $12 million, respectively. As of both March 31, 2024 and December 31, 2023, Bancorp’s CLI assets were $8 million and attributed entirely to the WM&T segment.

Other Assets and Other Liabilities

Other assets increased $60 million, or 21%, to $348 million between December 31, 2023 and March 31, 2024. Other liabilities decreased $9 million, or 4%, to $238 million over the same period.

The increase in Other assets stemmed mainly from recording a receivable for a $50 million treasury bill that matured effective March 31, 2024, but for which the funds were not received until the beginning of April 2024.

The decrease in Other liabilities was attributed largely to the reduction of various accrued liabilities, such as employee incentive compensation and other benefit-related accruals.

Deposits

Total deposits decreased $62 million, or 1%, from December 31, 2023 to March 31, 2024, driven largely by normal seasonal runoff of public funds deposits, which typically peak during the fourth quarter of each year and gradually dissipate in the following months. Bancorp continues to experience a shift in the deposit portfolio mix, as customers continue to seek higher-yielding alternatives to low-rate or non-interest bearing deposits in the higher rate environment. As a result, the cost of interest-bearing deposits rose to 2.53% for the three months ended March 31, 2024, compared to 1.22% for the same period of the prior year, with the cost of total deposits (including non-interest deposits) rising to 1.95% from 0.86%. While Bancorp expects deposit costs will continue to place pressure on NIM through the first half of 2024, they are expected to moderate during the second half of the year.

Securities Sold Under Agreements to Repurchase

SSUARs increased $10 million, or 6%, between December 31, 2023 and March 31, 2024, largely as a result of normal cyclical fluctuation in the SSUAR balances of a few larger customers.

SSUAR represent a funding source of Bancorp and are used by commercial customers in conjunction with collateralized corporate cash management accounts. Such repurchase agreements are considered financing agreements and mature within one business day from the transaction date. At March 31, 2024 and December 31, 2023, all of these financing arrangements had overnight maturities and were secured by government sponsored enterprise obligations and government agency mortgage-backed securities that were owned and controlled by Bancorp.

SSUARs are collateralized by securities and are treated as financings; accordingly, the securities involved with the agreements are recorded as assets and are held by a safekeeping agent and the obligations to repurchase the securities are reflected as liabilities. All securities underlying the agreements are under the Bancorp’s control.

Federal Funds Purchased

FFP and other short-term borrowing balances decreased $3 million, or 23%, between December 31, 2023 and March 31, 2024. At March 31, 2024, FFP related mainly to excess liquidity held by downstream correspondent bank customers of Bancorp.

Subordinated Debentures

Bancorp owns the following unconsolidated trust subsidiaries: Commonwealth Statutory Trust III, Commonwealth Statutory Trust IV and Commonwealth Statutory Trust V. The sole assets of the trust subsidiaries represent the proceeds of offerings loaned in exchange for subordinated debentures with similar terms to the TPS. The TPS are treated as part of Tier 1 Capital. The subordinated note and related interest expense are included in Bancorp’s consolidated financial statements. The subordinated notes are currently redeemable at Bancorp’s option on a quarterly basis. As of March 31, 2024 and December 31, 2023, subordinated notes totaled $27 million, respectively.

FHLB Advances

FHLB advances outstanding at both March 31, 2024 and December 31, 2023 totaled $200 million, respectively, which consisted of a $200 million three-month rolling advance related to three separate interest rate swaps (cash flow hedges) that were entered into during 2023 in an effort to secure longer-term funding at more attractive rates. For more information related to the interest rate swaps noted above, see the footnote titled, “Derivative Financial Instruments.”

While period end FHLB borrowings were flat between March 31, 2024 and December 31, 2023, average FHLB borrowing balances increased $69 million for the three months ended March 31, 2024 compared to the three month ended December 31, 2023, as overnight borrowing activity increased during the first quarter as a result of loan funding activity and deposit balance fluctuations.

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

Bancorp’s most liquid assets are comprised of cash and due from banks, FFS and AFS debt securities. FFS and interest bearing deposits totaled $89 million and $171 million at March 31, 2024 and December 31, 2023, respectively. The decrease experienced for the first three months of 2024 is attributed mainly to loan funding activity and deposit balance contraction. FFS normally have overnight maturities while interest-bearing deposits in banks are accessible on demand. These investments are generally used for daily liquidity purposes.

The fair value of the AFS debt security portfolio was $994 million and $1.03 billion at March 31, 2024 and December 31, 2023, respectively. The decrease in AFS debt security portfolio for the first three months of 2024 is attributed to scheduled maturities and normal pay down activity within the portfolio, and to much lesser extent, market value depreciation during the period. The investment portfolio (HTM and AFS) includes total cash flows on amortizing debt securities of approximately $464 million (based on assumed prepayment speeds as of March 31, 2024) expected over the next 12 months, including $283 million of contractual maturities. Combined with FFS and interest bearing deposits from banks, AFS debt securities offer substantial resources to meet either loan growth or reductions in Bancorp’s deposit funding base. Bancorp pledges portions of its investment securities portfolio to secure public funds, cash balances of certain WM&T accounts and SSUAR. At March 31, 2024, the total carrying value of investment securities pledged for these purposes comprised 69% of the debt securities portfolio, leaving approximately $430 million of unpledged debt securities, compared to 67% and $480 million at December 31, 2023, respectively.

Bancorp’s deposit base consists mainly of core deposits, which are defined as demand, savings, and money market deposit accounts, time deposits less than or equal to $250,000, and excludes public funds and brokered deposits. At March 31, 2024, such deposits totaled $5.76 billion and represented 87% of Bancorp’s total deposits, as compared with $5.78 billion, or 87% of total deposits at December 31, 2023. Because these core deposits are less volatile and are often tied to other products of Bancorp through long lasting relationships, they do not place undue pressure on liquidity. However, given the intense, industry-wide deposit pricing pressure that is currently being experienced, deposits may generally be more sensitive to market rates, with potential decreases possibly straining Bancorp’s liquidity position.

As of March 31, 2024 and December 31, 2023, Bancorp held brokered deposits totaling $351,000 and $597,000, respectively.

Included in total deposit balances at March 31, 2024 are $561 million in public funds generally comprised of accounts with local government agencies and public school districts in the markets in which Bancorp operates. At December 31, 2023, public funds deposits totaled $613 million, the decrease experienced during the first three months of 2024 was attributed largely to normal seasonal public funds run-off.

Bancorp is a member of the FHLB of Cincinnati. As a member of the FHLB, Bancorp has access to credit products of the FHLB. Bancorp views these borrowings as a potential low cost alternative to brokered deposits. At both March 31, 2024 and December 31, 2023, available credit from the FHLB totaled $1.33 billion, respectively. Bancorp also had unsecured FFP lines with correspondent banks totaling $80 million at both March 31, 2024 and December 31, 2023, respectively.

During the normal course of business, Bancorp enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through Bancorp’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of Bancorp’s liquidity.

Bancorp’s principal source of cash is dividends paid to it as the sole shareholder of the Bank. As discussed in the Footnote titled “Commitments and Contingent Liabilities,” as of January 1st of any year, the Bank may pay dividends in an amount equal to the Bank’s net income of the prior two years less any dividends paid for the same two years. At March 31, 2024, the Bank could pay an amount equal to $148 million in dividends to Bancorp without regulatory approval subject to ongoing capital requirements of the Bank.

Sources and Uses of Cash

Cash flow is provided primarily through financing activities of Bancorp, which include raising deposits and borrowing funds from institutional sources such as advances from FHLB and FFP, as well as scheduled loan repayments and cash flows from debt securities. These funds are primarily used to facilitate investment activities of Bancorp, which include making loans and purchasing securities for the investment portfolio. Another important source of cash is net income of the Bank from operating activities.  For further detail regarding the sources and uses of cash, see the “Condensed Consolidated Statements of Cash Flows” in Bancorp’s consolidated financial statements.

Commitments

In the normal course of business, Bancorp is party to activities that contain credit, market and operational risk that are not reflected in whole or in part in Bancorp’s consolidated financial statements. Such activities include traditional off-balance sheet credit-related financial instruments, commitments under operating leases and long-term debt.

Bancorp provides customers with off-balance sheet credit support through loan commitments and standby letters of credit. Unused loan commitments increased $81 million, or 3%, as of March 31, 2024 compared to December 31, 2023, as a result of increases in line of credit availability and future loan commitments (term loans we have committed to fund).

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

The ACL for off balance sheet credit exposures, which is separate from the ACL for loans and recorded in other liabilities on the consolidated balance sheets, was $6.1 million and $5.9 million as of March 31, 2024 and December 31, 2023, respectively. Provision expense for off balance sheet credit exposures of $250,000 was recorded for the three month period ended March 31, 2024, driven by a decline in C&I utilization and increased availability stemming from the addition of new lines of credit.

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

Capital

At March 31, 2024, stockholders’ equity totaled $875 million, representing an increase of $17 million, or 2%, compared to December 31, 2023. The increase for the three months ended March 31, 2024 was attributed to recording net income of $25.9 million, which was offset by $8.8 million, serving to grow stockholder’s equity for the period. A $2.5 million increase in retained earnings was recorded in relation to the adoption of ASU 2023-02 effective January 1, 2024, but was largely offset with a $2.3 million decrease in AOCI associated with changes in the interest rate environment and the corresponding impact on the valuation of the AFS debt securities portfolio and cash flow hedging derivatives. See the “Condensed Consolidated Statement of Changes in Stockholders’ Equity” for further detail of changes in equity.

Bancorp’s TCE ratio and tangible book value per share, both non-GAAP disclosures, experienced improvement between December 31, 2023 and March 31, 202, which stemmed largely from recording net income of $25.9 million. TCE was 8.36% at March 31, 2024 compared to 8.09% at December 31, 2023, while tangible book value per share was $22.50 at March 31, 2024, compared to $21.95 at December 31, 2023. See the section titled “Non-GAAP Financial Measures” for reconcilement of non-GAAP to GAAP measures.

In May 2023, Bancorp’s Board of Directors extended its share repurchase program authorizing the repurchase of up to 1 million shares, or approximately 4% of Bancorp’s total common shares outstanding at the time. The plan, which will expire in May 2025 unless otherwise extended or completed at an earlier date, does not obligate Bancorp to repurchase any specific dollar amount or number of shares prior to the plan’s expiration. No shares were repurchased in 2023, nor the first three months of 2024, as Bancorp continues to prioritize capital preservation and liquidity management. Approximately 741,000 shares remain eligible for repurchase under the current repurchase plan.

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

Capital ratios as of March 31, 2024 increased compared December 31, 2023, as a result of operating results and moderate risk-weighted asset growth for the first three months of 2024. Bancorp continues to exceed the regulatory requirements for all calculations. Bancorp and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB and the FDIC, in addition to the capital conservation buffer.

Banking regulators have categorized the Bank as well-capitalized. To meet the definition of well-capitalized for prompt corrective action requirements, a bank must have a minimum 6.5% Common Equity Tier 1 Risk-Based Capital ratio, 8.0% Tier 1 Risk-Based Capital ratio, 10.0% Total Risk-Based Capital ratio and 5.0% Tier 1 Leverage ratio.

Additionally, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, Bancorp and the Bank must hold a 2.5% capital conservation buffer composed of Common Equity Tier 1 Risk-Based Capital above the minimum risk-based capital requirements for the Common Equity Tier 1 Risk-Based Capital ratio, Tier 1 Risk-Based Capital ratio and Total Risk-Based Capital ratio necessary to be considered adequately-capitalized. At March 31, 2024, the adequately-capitalized minimums, including the capital conservation buffer, were a 7.0% Common Equity Tier 1 Risk-Based Capital ratio, 8.5% Tier 1 Risk-Based Capital ratio and 10.5% Total Risk-Based Capital ratio.

As previously noted, Bancorp is the 100% owner of three unconsolidated trust subsidiaries. The sole assets of the trust subsidiaries represent the proceeds of offerings loaned in exchange for subordinated debentures with similar terms to the TPS. The TPS are treated as part of Tier 1 Capital. The subordinated note and related interest expense are included in Bancorp’s consolidated financial statements. The subordinated notes are currently redeemable at Bancorp’s option on a quarterly basis. As of March 31, 2024 and December 31, 2023, subordinated notes totaled $27 million, respectively.

As permitted by the interim final rule issued on March 27, 2020 by the federal banking regulatory agencies, Bancorp elected the option to delay the estimated impact on regulatory capital related to the adoption of ASC 326 “Financial Instruments – Credit Losses,” or CECL, which was effective January 1, 2020. The initial impact of adoption of ASC 326, as well as 25% of the quarterly increases in the ACL subsequent to adoption of ASC 326 (collectively the “transition adjustments”) were delayed for two years. After two years, the cumulative amount of the transition adjustments became fixed and will be phased out of the regulatory capital calculations evenly over a three-year period, with 75% recognized in year three, 50% recognized in year four and 25% recognized in year five. After five years, the temporary regulatory capital benefits will be fully reversed. 2024 represents the fifth and final year of the transition period for Bancorp. Had Bancorp not elected to defer the regulatory capital impact of CECL, the post ASC 326 adoption capital ratios of Bancorp and the Bank would still have exceeded the well-capitalized level.

Non-GAAP Financial Measures

The following table provides a reconciliation of total stockholders’ equity in accordance with GAAP to tangible stockholders’ equity (TCE), a non-GAAP disclosure. Bancorp provides the TCE per share, a non-GAAP measure, in addition to those defined by banking regulators, based on its widespread use by investors as a means to evaluate capital adequacy:

(dollars in thousands, except per share data)	March 31, 2024	December 31, 2023
Total stockholders' equity - GAAP (a)	$874,711	$858,103
Less: Goodwill	(194,074)	(194,074)
Less: Core deposit and other intangibles	(19,252)	(20,304)
Tangible common equity - Non-GAAP (c)	$661,385	$643,725

Total assets - GAAP (b)	$8,123,128	$8,170,102
Less: Goodwill	(194,074)	(194,074)
Less: Core deposit and other intangibles	(19,252)	(20,304)
Tangible assets - Non-GAAP (d)	$7,909,802	$7,955,724

Total stockholders' equity to total assets - GAAP (a/b)	10.77%	10.50%
Tangible common equity to tangible assets - Non-GAAP (c/d)	8.36%	8.09%

Total shares outstanding (e)	29,393	29,329

Book value per share - GAAP (a/e)	$29.76	$29.26
Tangible common equity per share - Non-GAAP (c/e)	22.50	21.95

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

	Three months ended March 31,
(dollars in thousands)	2024	2023
Total non-interest expenses (a)	$48,961	$45,314
Less: Amortization of investments in tax credit partnerships	—	(323)
Total non-interest expenses - Non-GAAP (c)	$48,961	$44,991

Total net interest income, FTE	$60,167	$63,245
Total non-interest income	23,271	22,047
Total revenue - Non-GAAP (b)	83,438	85,292
Less: Gain/loss on sale of premises and equipment	—	2
Less: Gain/loss on sale of securities	—	—
Total adjusted revenue - Non-GAAP (d)	$83,438	$85,294

Efficiency ratio - Non-GAAP (a/b)	58.68%	53.13%
Adjusted efficiency ratio - Non-GAAP (c/d)	58.68%	52.75%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table shows information relating to the repurchase of shares of common stock by Bancorp during the three months ended March 31, 2024.

			Total number of
			shares purchased as	Average	Maximum number of
	Total number	Average	part of publicly	price	shares that may yet be
	of shares	price paid	announced plans or	paid per	purchased under the
	purchased(1)	per share	programs	share	plans or programs

January 1 - January 31	—	$—	—	$—
February 1 - February 29	10,448	48.09	—	—
March 1 - March 31	21,291	45.09	—	—
Total	31,739	$46.08	—	$—	741,196

(1)	Shares repurchased during the three-month period ended March 31, 2024 represent shares withheld to pay taxes due.

In May 2023, Bancorp’s Board of Directors extended its share repurchase program authorizing the repurchase of up to 1 million shares, or approximately 4% of Bancorp’s total common shares outstanding at the time. The plan, which will expire in May 2025 unless otherwise extended or completed at an earlier date, does not obligate Bancorp to repurchase any specific dollar amount or number of shares prior to the plan’s expiration. No shares were repurchased in 2023, nor the first three months of 2024, as Bancorp continues to prioritize capital preservation and liquidity management. Approximately 741,000 shares remain eligible for repurchase under the current repurchase plan.

There were no equity securities of the registrant sold without registration during the quarter covered by this report.

Item 5.	Other Information

(c) During the three months ended March 31, 2024, no director of officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits.

The following exhibits are filed or furnished as a part of this report:

Exhibit Number	Description of exhibit
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 902 of the Sarbanes-Oxley Act

101	The following materials from Stock Yards Bancorp Inc.’s Form 10-Q Report for the quarterly period ended March 31, 2024 formatted in inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from Stock Yards Bancorp Inc.’s Form 10-Q Report for the quarterly period ended March 31, 2024 formatted in inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STOCK YARDS BANCORP, INC. (Registrant)

Date: May 7, 2024	By:	/s/ James A. Hillebrand
James A. Hillebrand
Chairman and CEO (Principal Executive Officer)

Date: May 7, 2024		/s/ T. Clay Stinnett
T. Clay Stinnett
EVP, Treasurer and CFO (Principal Financial Officer)