Form 10-Q
period 2024-06-30
Stock Yards Bancorp, Inc.
filed 2024-08-06
CIK 835324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

or

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

The number of shares outstanding of the registrant’s Common Stock, no par value, as of July 31, 2024, was 29,405,566.

GLOSSARY OF ABBREVIATIONS AND ACRONYMS

The acronyms and abbreviations identified in alphabetical order below are used throughout this Report on Form 10-Q:

Acronym or Term	Definition	Acronym or Term	Definition	Acronym or Term	Definition
ACH	Automatic Clearing House	EVP	Executive Vice President	NPV	Net Present Value
AFS	Available for Sale	FASB	Financial Accounting Standards Board	Net Interest Spread	Net Interest Spread (FTE)
APIC	Additional paid-in capital	FDIC	Federal Deposit Insurance Corporation	NM	Not Meaningful
ACL	Allowance for Credit Losses	FFP	Federal Funds Purchased	OAEM	Other Assets Especially Mentioned
AOCI	Accumulated Other Comprehensive Income	FFS	Federal Funds Sold	OREO	Other Real Estate Owned
ASC	Accounting Standards Codification	FFTR	Federal Funds Target Rate	PPP	SBA Paycheck Protection Program
ASU	Accounting Standards Update	FHA	Federal Housing Authority	PV	Present Value
ATM	Automated Teller Machine	FHC	Financial Holding Company	PCD	Purchased Credit Deteriorated
AUM	Assets Under Management	FHLB	Federal Home Loan Bank of Cincinnati	PD	Probability of Default
Bancorp / the Company	Stock Yards Bancorp, Inc.	FHLMC	Federal Home Loan Mortgage Corporation	Prime	The Wall Street Journal Prime Interest Rate
Bank / SYB	Stock Yards Bank & Trust Company	FICA	Federal Insurance Contributions Act	Provision	Provision for Credit Losses
BOLI	Bank Owned Life Insurance	FNMA	Federal National Mortgage Association	PSU	Performance Stock Unit
BP	Basis Point - 1/100th of one percent	FRB	Federal Reserve Bank	ROA	Return on Average Assets
C&D	Construction and Land Development	FTE	Fully Tax Equivalent	ROE	Return on Average Equity
Captive	SYB Insurance Company, Inc.	GAAP	United States Generally Accepted Accounting Principles	RSA	Restricted Stock Award
C&I	Commercial and Industrial	GLB	Gramm-Leach-Bliley Act	RSU	Restricted Stock Unit
CB	Commonwealth Bancshares, Inc. and Commonwealth Bank & Trust Company	GNMA	Government National Mortgage Association	SAB	Staff Accounting Bulletin
CD	Certificate of Deposit	HELOC	Home Equity Line of Credit	SAR	Stock Appreciation Right
CDI	Core Deposit Intangible	HTM	Held to Maturity	SBA	Small Business Administration
CECL	Current Expected Credit Loss (ASC-326)	ITM	Interactive Teller Machine	SEC	Securities and Exchange Commission
CEO	Chief Executive Officer	KB	Kentucky Bancshares, Inc. and Kentucky Bank	SOFR	Secured Overnight Financing Right
CFO	Chief Financial Officer	KSB	King Bancorp, Inc. and King Southern Bank	SSUAR	Securities Sold Under Agreements to Repurchase
CLI	Customer List Intangible	LGD	Loss Given Default	SVP	Senior Vice President
CRA	Community Reinvestment Act	LFA	Landmark Financial Advisors, LLC	TBA	To Be Annouced
CRE	Commercial Real Estate	LIBOR	London Interbank Offered Rate	TBOC	The Bank Oldham County
DCF	Discounted Cash Flow	Loans	Loans and Leases	TCE	Tangible Common Equity
DTA	Deferred Tax Asset	MBS	Mortgage Backed Securities	TDR	Troubled Debt Restructuring
DTL	Deferred Tax Liability	MSA	Metropolitan Statistical Area	TPS	Trust Preferred Securities
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act	MSRs	Mortgage Servicing Rights	VA	U.S. Department of Veterans Affairs
EPS	Earnings Per Share	Nasdaq	The Nasdaq Stock Market, LLC	WM&T	Wealth Management and Trust
ESG	Environmental, Social and Governance	NCI	Non-controlling Interest
ETR	Effective Tax Rate	NIM	Net Interest Margin (FTE)

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2024 (unaudited) and December 31, 2023 (in thousands, except share data)

	June 30,	December 31,
	2024	2023
Assets
Cash and due from banks	$85,441	$94,466
Federal funds sold and interest bearing due from banks	118,910	171,493
Total cash and cash equivalents	204,351	265,959

Mortgage loans held for sale, at fair value	6,438	6,056
Available for sale debt securities (amortized cost of $1,091,348 in 2024 and $1,154,153 in 2023, respectively)	961,628	1,031,179
Held to maturity debt securities (fair value of $347,886 in 2024 and $408,519 in 2023, respectively)	380,726	439,837
Federal Home Loan Bank stock, at cost	31,462	16,236
Loans	6,070,963	5,771,038
Allowance for credit losses on loans	(82,155)	(79,374)
Net loans	5,988,808	5,691,664

Premises and equipment, net	111,112	101,174
Premises held for sale	2,349	2,502
Bank owned life insurance	88,109	86,927
Accrued interest receivable	28,539	26,830
Goodwill	194,074	194,074
Core deposit intangible	10,601	11,944
Customer list intangible	7,600	8,360
Other assets	299,528	287,360
Total assets	$8,315,325	$8,170,102

Liabilities
Deposits:
Non-interest bearing	$1,482,514	$1,548,624
Interest bearing	5,086,724	5,122,124
Total deposits	6,569,238	6,670,748

Securities sold under agreements to repurchase	152,948	152,991
Federal funds purchased	10,029	12,852
Subordinated debentures	26,806	26,740
Federal Home Loan Bank advances	400,000	200,000
Accrued interest payable	2,155	2,094
Other liabilities	259,614	246,574
Total liabilities	7,420,790	7,311,999

Commitments and contingent liabilities (Footnote 12)

Stockholders’ equity
Preferred stock, no par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value. Authorized 40,000,000 shares; issued and outstanding 29,388,000 and 29,329,000 shares in 2024 and 2023, respectively	58,797	58,602
Additional paid-in capital	390,454	385,955
Retained earnings	540,264	506,344
Accumulated other comprehensive loss	(94,980)	(92,798)
Total stockholders’ equity	894,535	858,103
Total liabilities and equity	$8,315,325	$8,170,102

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

For the three and six months ended June 30, 2024 and 2023 (in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Interest income:
Loans, including fees	$90,018	$72,308	$175,858	$141,095
Federal funds sold and interest bearing due from banks	2,157	1,664	4,253	3,245
Mortgage loans held for sale	74	77	105	118
Federal Home Loan Bank stock	470	275	938	440
Investment securities:
Taxable	7,125	8,299	14,782	16,745
Tax-exempt	460	440	913	887
Total interest income	100,304	83,063	196,849	162,530
Interest expense:
Deposits	31,623	17,081	63,489	30,580
Securities sold under agreements to repurchase	771	376	1,702	832
Federal funds purchased and other short-term borrowings	139	170	275	347
Federal Home Loan Bank advances	5,263	3,962	8,260	5,696
Subordinated debentures	486	545	1,031	1,074
Total interest expense	38,282	22,134	74,757	38,529
Net interest income	62,022	60,929	122,092	124,001
Provision for credit losses	1,300	2,350	2,725	4,975
Net interest income after provision expense	60,722	58,579	119,367	119,026
Non-interest income:
Wealth management and trust services	10,795	10,146	21,566	19,673
Deposit service charges	2,180	2,201	4,316	4,350
Debit and credit card income	4,923	4,712	9,605	9,194
Treasury management fees	2,825	2,549	5,450	4,867
Mortgage banking income	1,017	1,030	1,965	2,068
Net investment product sales commissions and fees	800	800	1,665	1,554
Bank owned life insurance	595	559	1,183	1,108
Gain (loss) on sale of premises and equipment	20	(225)	20	(227)
Other	500	1,088	1,156	2,320
Total non-interest income	23,655	22,860	46,926	44,907
Non-interest expenses:
Compensation	24,634	22,107	48,855	44,003
Employee benefits	5,086	5,061	10,962	10,114
Net occupancy and equipment	3,819	3,514	7,489	7,413
Technology and communication	4,894	4,219	9,963	8,470
Debit and credit card processing	1,811	1,706	3,557	3,125
Marketing and business development	1,596	1,784	2,671	2,879
Postage, printing and supplies	913	889	1,839	1,763
Legal and professional	1,185	819	2,300	1,616
FDIC insurance	1,161	779	2,273	1,914
Amortization of investments in tax credit partnerships	—	324	—	647
Capital and deposit based taxes	673	607	1,303	1,246
Intangible amortization	1,051	1,172	2,103	2,352
Other	2,286	2,819	4,755	5,572
Total non-interest expenses	49,109	45,800	98,070	91,114
Income before income tax expense	35,268	35,639	68,223	72,819
Income tax expense	7,670	7,975	14,738	16,107
Net income	$27,598	$27,664	$53,485	$56,712
Net income per share - basic	$0.94	$0.95	$1.83	$1.94
Net income per share - diluted	$0.94	$0.94	$1.82	$1.93
Weighted average outstanding shares
Basic	29,283	29,223	29,267	29,200
Diluted	29,383	29,340	29,372	29,353

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

For the three and six months ended June 30, 2024 and 2023 (in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$27,598	$27,664	$53,485	$56,712
Other comprehensive income (loss):
Change in unrealized gain (loss) on AFS debt securities	(410)	(11,023)	(6,746)	7,837
Change in fair value of derivatives used in cash flow hedge	503	2,417	3,828	2,911
Total other comprehensive income (loss) before income tax effect	93	(8,606)	(2,918)	10,748
Income tax effect	19	(2,133)	(736)	2,628
Total other comprehensive income (loss) net of tax	74	(6,473)	(2,182)	8,120
Comprehensive income	$27,672	$21,191	$51,303	$64,832

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

For the three and six months ended June 30, 2024 and 2023 (in thousands, except per share data)

					Accumulated
	Common stock		Additional		other	Total
	Shares		paid-in	Retained	comprehensive	stockholders'
	outstanding	Amount	capital	earnings	income (loss)	equity

Balance, January 1, 2024	29,329	$58,602	$385,955	$506,344	$(92,798)	$858,103

Activity for three months ended March 31, 2024:
Net income	—	—	—	25,887	—	25,887
Other comprehensive loss	—	—	—	—	(2,256)	(2,256)
Stock compensation expense	—	—	942	—	—	942
Reclassification adjustment - ASU 2023-02	—	—	—	2,482	—	2,482
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations	65	212	2,825	(4,675)	—	(1,638)
Cash dividends declared, $0.30 per share	—	—	—	(8,809)	—	(8,809)
Shares cancelled	(1)	(2)	(37)	39	—	—
Balance, March 31, 2024	29,393	$58,812	$389,685	$521,268	$(95,054)	$874,711

Activity for three months ended June 30, 2024:
Net income	—	—	—	27,598	—	27,598
Other comprehensive income	—	—	—	—	74	74
Stock compensation expense	—	—	1,008	—	—	1,008
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations	1	3	38	(90)	—	(49)
Cash dividends declared, $0.30 per share	—	—	—	(8,807)	—	(8,807)
Shares cancelled	(6)	(18)	(277)	295	—	—
Balance, June 30, 2024	29,388	$58,797	$390,454	$540,264	$(94,980)	$894,535

(continued)

(continued)

					Accumulated
	Common stock		Additional		other	Total
	Shares		paid-in	Retained	comprehensive	stockholders'
	outstanding	Amount	capital	earnings	income (loss)	equity

Balance, January 1, 2023	29,259	$58,367	$377,703	$439,898	$(115,536)	$760,432

Activity for three months ended March 31, 2023:
Net income	—	—	—	29,048	—	29,048
Other comprehensive income	—	—	—	—	14,593	14,593
Stock compensation expense	—	—	1,152	—	—	1,152
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations	66	217	3,557	(6,143)	—	(2,369)
Cash dividends declared, $0.29 per share	—	—	—	(8,489)	—	(8,489)
Shares cancelled	(1)	(2)	(21)	24	—	1
Balance, March 31, 2023	29,324	$58,582	$382,391	$454,338	$(100,943)	$794,368

Activity for three months ended June 30, 2023:
Net income	—	—	—	27,664	—	27,664
Other comprehensive loss	—	—	—	—	(6,473)	(6,473)
Stock compensation expense	—	—	1,035	—	—	1,035
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations	—	2	26	(39)	—	(11)
Cash dividends declared, $0.29 per share	—	—	—	(8,501)	—	(8,501)
Shares cancelled	—	(4)	(65)	69	—	—
Balance, June 30, 2023	29,324	$58,580	$383,387	$473,531	$(107,416)	$808,082

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

For the six months ended June 30, 2024 and 2023 (in thousands)

	2024	2023
Cash flows from operating activities:
Net income	$53,485	$56,712
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,725	4,975
Depreciation, amortization and accretion, net	6,963	10,718
Deferred income tax expense (benefit)	(330)	463
Gain on sale of mortgage loans held for sale	(1,024)	(745)
Origination of mortgage loans held for sale	(51,464)	(55,391)
Proceeds from sale of mortgage loans held for sale	52,106	51,673
Bank owned life insurance income	(1,183)	(1,108)
Loss (gain) on the sale of premises and equipment	(20)	227
Stock compensation expense	1,950	2,187
Excess tax benefit from share-based compensation arrangements	(22)	(530)
Net change in accrued interest receivable and other assets	(3,052)	(40,833)
Net change in accrued interest payable and other liabilities	8,397	15,535
Net cash provided by operating activities	68,531	43,883
Cash flows from investing activities:
Purchases of available for sale debt securities	—	(170)
Proceeds from maturities and paydowns of available for sale debt securities	61,407	58,501
Proceeds from maturities and paydowns of held to maturity debt securities	59,286	23,303
Purchases of FHLB stock	(27,087)	(16,438)
Proceeds from redemption of FHLB stock	11,861	—
Net change in loans	(298,460)	(214,123)
Purchases of premises and equipment	(5,072)	(3,472)
Proceeds from sale or disposal of premises and equipment	223	411
Other investment activities	(8,579)	(506)
Net cash used in investing activities	(206,421)	(152,494)
Cash flows from financing activities:
Net change in deposits	(101,510)	(182,872)
Net change in securities sold under agreements to repurchase and federal funds purchased	(2,866)	7,862
Proceeds from FHLB advances	1,575,000	1,400,000
Repayments of FHLB advances	(1,375,000)	(1,050,000)
Repurchase of common stock	(1,687)	(2,380)
Cash dividends paid	(17,655)	(17,036)
Net cash provided by financing activities	76,282	155,574
Net change in cash and cash equivalents	(61,608)	46,963
Beginning cash and cash equivalents	265,959	167,367
Ending cash and cash equivalents	$204,351	$214,330

(continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (continued)
For the six months ended June 30,

Supplemental cash flow information:	2024	2023
Interest paid	$74,696	$38,125
Income taxes paid, net of refunds	7,188	17,010
Cash paid for operating lease liabilities	2,373	2,126

Supplemental non-cash activity:
Change in unfunded commitments in tax credit investments	$9,250	$49,012
Dividends payable to stockholders	201	183
Premises and equipment transferred to premises held for sale	—	715

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

To prepare the condensed consolidated financial statements, management must make estimates and assumptions that may require difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates are susceptible to material changes as a result of changes in facts and circumstances. Actual results could differ significantly from those estimates, and the results of operations for the three and six month periods ended June 30, 2024 do not necessarily indicate the results that Bancorp will achieve for the year ended December 31, 2024, or any other interim period.

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

AFS Debt Securities

The following table summarizes the amortized cost, unrealized gains and losses, and fair value of Bancorp’s AFS debt securities portfolio:

(in thousands)	Amortized	Unrealized
June 30, 2024	cost	Gains	Losses	Fair value

U.S. Treasury and other U.S. Government obligations	$119,979	$-	$(1,104)	$118,875
Government sponsored enterprise obligations	93,747	147	(5,159)	88,735
Mortgage backed securities - government agencies	740,453	-	(108,373)	632,080
Obligations of states and political subdivisions	133,418	1	(15,009)	118,410
Other	3,751	-	(223)	3,528
Total available for sale debt securities	$1,091,348	$148	$(129,868)	$961,628

December 31, 2023

U.S. Treasury and other U.S. Government obligations	$119,931	$-	$(3,662)	$116,269
Government sponsored enterprise obligations	104,677	157	(4,987)	99,847
Mortgage backed securities - government agencies	789,145	83	(101,189)	688,039
Obligations of states and political subdivisions	136,579	5	(13,094)	123,490
Other	3,821	-	(287)	3,534
Total available for sale debt securities	$1,154,153	$245	$(123,219)	$1,031,179

HTM Debt Securities

The following table summarizes the amortized cost, unrecognized gains and losses, and fair value of Bancorp’s HTM debt securities portfolio:

(in thousands)	Carrying	Unrecognized
June 30, 2024	value	Gains	Losses	Fair value

U.S. Treasury and other U.S. Government obligations	$153,536	$-	$(3,353)	$150,183
Government sponsored enterprise obligations	26,711	-	(2,637)	24,074
Mortgage backed securities - government agencies	200,479	-	(26,850)	173,629
Total held to maturity debt securities	$380,726	$-	$(32,840)	$347,886

December 31, 2023
U.S. Treasury and other U.S. Government obligations	$203,259	$-	$(4,932)	$198,327
Government sponsored enterprise obligations	26,918	-	(2,457)	24,461
Mortgage backed securities - government agencies	209,660	1	(23,930)	185,731
Total held to maturity debt securities	$439,837	$1	$(31,319)	$408,519

All investment securities classified as HTM by Bancorp as of June 30, 2024 are obligations of the U.S. Government and/or are issued by U.S. Government-sponsored agencies and have an implicit or explicit government guarantee. Therefore, no ACL has been recorded for Bancorp’s HTM securities as of June 30, 2024. Further, as of June 30, 2024, none of Bancorp’s HTM securities were in non-accrual or past due status.

Debt Securities by Contractual Maturity

A summary of AFS and HTM debt securities by contractual maturity as of June 30, 2024 follows:

	AFS Debt Securities		HTM Debt Securities
(in thousands)	Amortized cost	Fair value	Carrying value	Fair value

Due within one year	$126,474	$125,324	$151,581	$148,335
Due after one year but within five years	37,332	35,103	2,650	2,515
Due after five years but within 10 years	81,673	70,746	25,512	22,913
Due after 10 years	105,416	98,375	504	494
Mortgage backed securities - government agencies	740,453	632,080	200,479	173,629
Total	$1,091,348	$961,628	$380,726	$347,886

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

At June 30, 2024 and December 31, 2023, there were no holdings of debt securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

Accrued interest on the investment securities portfolio (AFS and HTM) totaled $5 million and $6 million at June 30, 2024 and December 31, 2023, respectively. Accrued interest receivable on the investment securities portfolios is included in the condensed consolidated balance sheets.

Securities with a carrying value of $839 million and $991 million were pledged at June 30, 2024 and December 31, 2023, respectively, to secure accounts of commercial depositors in cash management accounts, public deposits and uninsured cash balances for certain WM&T accounts.

Based on an evaluation of available information including security type, counterparty credit quality, past events, current conditions, and reasonable and supportable forecasts that are relevant to collectability, Bancorp has concluded that it expects to receive all contractual cash flows from each security held in its AFS and HTM debt securities portfolio. As such, no allowance or impairment was recorded with respect to investment securities as of June 30, 2024 and December 31, 2023.

Unrealized and Unrecognized Loss Analysis on Debt Securities

Debt securities with unrealized and unrecognized losses at June 30, 2024 and December 31, 2023, aggregated by investment category and length of time securities have been in a continuous unrealized loss position follows:

	AFS Debt Securities
	Less than 12 months		12 months or more		Total
(in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2024	value	losses	value	losses	value	losses

U.S. Treasury and other U.S. Government obligations	$-	$-	$118,875	$(1,104)	$118,875	$(1,104)
Government sponsored enterprise obligations	4,740	(3)	78,008	(5,156)	82,748	(5,159)
Mortgage-backed securities - government agencies	11,317	(155)	620,763	(108,218)	632,080	(108,373)
Obligations of states and political subdivisions	11,439	(371)	103,010	(14,638)	114,449	(15,009)
Other	-	-	3,528	(223)	3,528	(223)
Total AFS debt securities	$27,496	$(529)	$924,184	$(129,339)	$951,680	$(129,868)

December 31, 2023

U.S. Treasury and other U.S. Government obligations	$-	$-	$116,269	$(3,662)	$116,269	$(3,662)
Government sponsored enterprise obligations	-	-	83,675	(4,987)	83,675	(4,987)
Mortgage-backed securities - government agencies	16,346	(95)	661,195	(101,094)	677,541	(101,189)
Obligations of states and political subdivisions	6,326	(64)	105,179	(13,030)	111,505	(13,094)
Other	-	-	3,534	(287)	3,534	(287)
Total AFS debt securities	$22,672	$(159)	$969,852	$(123,060)	$992,524	$(123,219)

	HTM Debt Securities
	Less than 12 months		12 months or more		Total
(in thousands)	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
June 30, 2024	value	losses	value	losses	value	losses

U.S. Treasury and other U.S. Government obligations	$-	$-	$150,183	$(3,353)	$150,183	$(3,353)
Government sponsored enterprise obligations	-	-	23,644	(2,637)	23,644	(2,637)
Mortgage-backed securities - government agencies	202	-	173,427	(26,850)	173,629	(26,850)
Total HTM debt securities	$202	$-	$347,254	$(32,840)	$347,456	$(32,840)

December 31, 2023

U.S. Treasury and other U.S. Government obligations	$-	$-	$198,327	$(4,932)	$198,327	$(4,932)
Government sponsored enterprise obligations	455	(1)	23,967	(2,456)	24,422	(2,457)
Mortgage-backed securities - government agencies	-	-	185,504	(23,930)	185,504	(23,930)
Total HTM debt securities	$455	$(1)	$407,798	$(31,318)	$408,253	$(31,319)

Applicable dates for determining when securities are in unrealized and unrecognized loss positions are June 30, 2024 and December 31, 2023. As such, it is possible that a security had a market value lower than its amortized cost on other days during the past 12 months, but is not in the “Less than 12 months” category of the preceding table.

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

In evaluating debt securities in unrealized and unrecognized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, Bancorp considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition, among other factors. Unrealized and unrecognized losses on Bancorp’s investment securities portfolio have not been recognized as an expense because the securities are of high credit quality, and the decline in fair values is attributable to changes in the prevailing interest rate environment since the purchase date. Fair value is expected to recover as securities reach maturity and/or the interest rate environment returns to conditions similar to when these securities were purchased. These investments consisted of 514 and 498 separate investment positions as of June 30, 2024 and December 31, 2023, respectively. By dollar value, approximately 99% and 98% of the debt securities portfolio was in a loss position as of June 30, 2024 and December 31, 2023, respectively. There were no credit related factors underlying unrealized and unrecognized losses on debt securities at June 30, 2024 and December 31, 2023.

(3)	Loans and Allowance for Credit Losses on Loans

Composition of loans by class follows:

(in thousands)	June 30, 2024	December 31, 2023

Commercial real estate - non-owner occupied	$1,652,614	$1,561,689
Commercial real estate - owner occupied	943,013	907,424
Total commercial real estate	2,595,627	2,469,113

Commercial and industrial - term	868,093	867,380
Commercial and industrial - lines of credit	488,877	439,748
Total commercial and industrial	1,356,970	1,307,128

Residential real estate - owner occupied	749,870	708,893
Residential real estate - non-owner occupied	365,846	358,715
Total residential real estate	1,115,716	1,067,608

Construction and land development	586,820	531,324
Home equity lines of credit	223,304	211,390
Consumer	151,221	145,340
Leases	17,258	15,503
Credits cards	24,047	23,632
Total loans (1)	$6,070,963	$5,771,038

(1) Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs.

Accrued interest receivable on loans, which is excluded from the amortized cost of loans, totaled $23 million and $21 million at June 30, 2024 and December 31, 2023, respectively, and was included in the condensed consolidated balance sheets.

Loans with carrying amounts of $3.27 billion and $3.15 billion were pledged to secure FHLB borrowing capacity at June 30, 2024 and December 31, 2023, respectively.

Loans to directors and their related interests, including loans to companies for which directors are principal owners and executive officers, totaled $74 million and $62 million as of June 30, 2024 and December 31, 2023, respectively.

ACL for Loans

The table below reflects activity in the ACL related to loans:

(in thousands) Three Months Ended June 30, 2024	Beginning Balance	Provision for Credit Losses on Loans	Charge-offs	Recoveries	Ending Balance

Commercial real estate - non-owner occupied	$21,823	$(8,808)	$-	$17	$13,032
Commercial real estate - owner occupied	11,230	(1,556)	-	45	9,719
Total commercial real estate	33,053	(10,364)	-	62	22,751

Commercial and industrial - term	13,916	7,478	(67)	302	21,629
Commercial and industrial - lines of credit	6,258	(433)	-	-	5,825
Total commercial and industrial	20,174	7,045	(67)	302	27,454

Residential real estate - owner occupied	11,826	1,501	(7)	5	13,325
Residential real estate - non-owner occupied	4,731	(483)	-	-	4,248
Total residential real estate	16,557	1,018	(7)	5	17,573

Construction and land development	7,459	2,570	-	-	10,029
Home equity lines of credit	1,666	(519)	-	-	1,147
Consumer	1,500	1,108	(203)	147	2,552
Leases	232	179	-	-	411
Credit cards	256	38	(70)	14	238
Total	$80,897	$1,075	$(347)	$530	$82,155

(in thousands) Six Months Ended June 30, 2024	Beginning Balance	Provision for Credit Losses on Loans	Charge-offs	Recoveries	Ending Balance

Commercial real estate - non-owner occupied	$22,133	$(9,134)	$-	$33	$13,032
Commercial real estate - owner occupied	11,667	(1,997)	-	49	9,719
Total commercial real estate	33,800	(11,131)	-	82	22,751

Commercial and industrial - term	14,359	6,805	(90)	555	21,629
Commercial and industrial - lines of credit	6,495	(874)	-	204	5,825
Total commercial and industrial	20,854	5,931	(90)	759	27,454

Residential real estate - owner occupied	9,316	4,010	(21)	20	13,325
Residential real estate - non-owner occupied	4,282	(34)	-	-	4,248
Total residential real estate	13,598	3,976	(21)	20	17,573

Construction and land development	7,593	2,436	-	-	10,029
Home equity lines of credit	1,660	(515)	-	2	1,147
Consumer	1,407	1,300	(413)	258	2,552
Leases	220	191	-	-	411
Credit cards	242	62	(85)	19	238
Total	$79,374	$2,250	$(609)	$1,140	$82,155

(in thousands) Three Months Ended June 30, 2023	Beginning Balance	Provision for Credit Losses on Loans	Charge-offs	Recoveries	Ending Balance

Commercial real estate - non-owner occupied	$21,669	$87	$-	$17	$21,773
Commercial real estate - owner occupied	11,429	128	-	-	11,557
Total commercial real estate	33,098	215	-	17	33,330

Commercial and industrial - term	13,998	851	(57)	-	14,792
Commercial and industrial - lines of credit	6,025	416	-	62	6,503
Total commercial and industrial	20,023	1,267	(57)	62	21,295

Residential real estate - owner occupied	8,205	662	(43)	11	8,835
Residential real estate - non-owner occupied	4,144	24	-	1	4,169
Total residential real estate	12,349	686	(43)	12	13,004

Construction and land development	6,735	17	-	-	6,752
Home equity lines of credit	1,618	(9)	-	-	1,609
Consumer	1,186	201	(208)	106	1,285
Leases	199	6	-	-	205
Credit cards	465	(233)	(12)	10	230
Total	$75,673	$2,150	$(320)	$207	$77,710

(in thousands) Six Months Ended June 30, 2023	Beginning Balance	Provision for Credit Losses on Loans	Charge-offs	Recoveries	Ending Balance

Commercial real estate - non-owner occupied	$22,641	$(904)	$-	$36	$21,773
Commercial real estate - owner occupied	10,827	730	-	-	11,557
Total commercial real estate	33,468	(174)	-	36	33,330

Commercial and industrial - term	12,991	1,929	(128)	-	14,792
Commercial and industrial - lines of credit	6,389	(35)	-	149	6,503
Total commercial and industrial	19,380	1,894	(128)	149	21,295

Residential real estate - owner occupied	6,717	2,140	(43)	21	8,835
Residential real estate - non-owner occupied	3,597	570	-	2	4,169
Total residential real estate	10,314	2,710	(43)	23	13,004

Construction and land development	7,186	(434)	-	-	6,752
Home equity lines of credit	1,613	8	(12)	-	1,609
Consumer	1,158	289	(407)	245	1,285
Leases	201	4	-	-	205
Credit cards	211	103	(100)	16	230
Total	$73,531	$4,400	$(690)	$469	$77,710

The following tables present the amortized cost basis of non-performing loans and the amortized cost basis of loans on non-accrual status for which there was no related ACL losses:

	Non-accrual Loans		Past Due 90-Days-
(in thousands)	With No	Total	or-More and Still
June 30, 2024	Recorded ACL	Non-accrual	Accruing Interest

Commercial real estate - non-owner occupied	$310	$1,574	$—
Commercial real estate - owner occupied	688	1,736	—
Total commercial real estate	998	3,310	—

Commercial and industrial - term	4,401	6,953	—
Commercial and industrial - lines of credit	—	—	49
Total commercial and industrial	4,401	6,953	49

Residential real estate - owner occupied	552	5,581	—
Residential real estate - non-owner occupied	—	546	—
Total residential real estate	552	6,127	—

Construction and land development	—	—	—
Home equity lines of credit	312	563	—
Consumer	—	372	—
Leases	—	—	—
Credit cards	—	46	137
Total	$6,263	$17,371	$186

	Non-accrual Loans		Past Due 90-Days-
(in thousands)	With No	Total	or-More and Still
December 31, 2023	Recorded ACL	Non-accrual	Accruing Interest

Commercial real estate - non-owner occupied	$1,714	$8,649	$—
Commercial real estate - owner occupied	—	885	—
Total commercial real estate	1,714	9,534	—

Commercial and industrial - term	688	4,456	—
Commercial and industrial - lines of credit	—	215	—
Total commercial and industrial	688	4,671	—

Residential real estate - owner occupied	230	3,667	—
Residential real estate - non-owner occupied	—	372	—
Total residential real estate	230	4,039	—

Construction and land development	—	—	—
Home equity lines of credit	343	467	—
Consumer	—	337	—
Leases	—	—	—
Credit cards	—	10	110
Total	$2,975	$19,058	$110

For the three month periods ended June 30, 2024 and 2023, the amount of accrued interest income previously recorded as revenue and subsequently reversed due to the change in accrual status was immaterial.

For the three month periods ended June 30, 2024 and 2023, no interest income was recognized on loans on non-accrual status.

The following table presents the amortized cost basis and ACL allocated for collateral dependent loans, which are individually evaluated to determine expected credit losses:

(in thousands) June 30, 2024	Real Estate	Accounts Receivable / Equipment	Other	Total	ACL Allocation

Commercial real estate - non-owner occupied	$8,199	$-	$-	$8,199	$1,066
Commercial real estate - owner occupied	3,373	-	-	3,373	810
Total commercial real estate	11,572	-	-	11,572	1,876

Commercial and industrial - term	1,049	5,692	191	6,932	1,248
Commercial and industrial - lines of credit	2,182	101	-	2,283	612
Total commercial and industrial	3,231	5,793	191	9,215	1,860

Residential real estate - owner occupied	5,474	-	-	5,474	254
Residential real estate - non-owner occupied	545	-	-	545	116
Total residential real estate	6,019	-	-	6,019	370

Construction and land development	-	-	-	-	-
Home equity lines of credit	564	-	-	564	-
Consumer	-	-	370	370	12
Leases	-	-	-	-	-
Credit cards	-	-	-	-	-
Total collateral dependent loans	$21,386	$5,793	$561	$27,740	$4,118

(in thousands) December 31, 2023	Real Estate	Accounts Receivable / Equipment	Other	Total	ACL Allocation

Commercial real estate - non-owner occupied	$15,419	$-	$-	$15,419	$1,604
Commercial real estate - owner occupied	2,586	-	-	2,586	812
Total commercial real estate	18,005	-	-	18,005	2,416

Commercial and industrial - term	302	4,088	-	4,390	377
Commercial and industrial - lines of credit	2,781	101	-	2,882	708
Total commercial and industrial	3,083	4,189	-	7,272	1,085

Residential real estate - owner occupied	4,205	-	-	4,205	198
Residential real estate - non-owner occupied	558	-	-	558	116
Total residential real estate	4,763	-	-	4,763	314

Construction and land development	-	-	-	-	-
Home equity lines of credit	467	-	-	467	-
Consumer	-	-	335	335	18
Leases	-	-	-	-	-
Credit cards	-	-	-	-	-
Total collateral dependent loans	$26,318	$4,189	$335	$30,842	$3,833

The following tables present the aging of contractually past due loans by portfolio class:

(in thousands)		30-59 days	60-89 days	90 or more	Total Past	Total
June 30, 2024	Current	Past Due	Past Due	days Past Due	Due Loans	Loans

Commercial real estate - non-owner occupied	$1,650,235	$926	$522	$931	$2,379	$1,652,614
Commercial real estate - owner occupied	940,723	831	1,240	219	2,290	943,013
Total commercial real estate	2,590,958	1,757	1,762	1,150	4,669	2,595,627

Commercial and industrial - term	860,823	5,296	427	1,547	7,270	868,093
Commercial and industrial - lines of credit	485,981	2,847	—	49	2,896	488,877
Total commercial and industrial	1,346,804	8,143	427	1,596	10,166	1,356,970

Residential real estate - owner occupied	735,752	8,165	2,525	3,428	14,118	749,870
Residential real estate - non-owner occupied	364,860	525	41	420	986	365,846
Total residential real estate	1,100,612	8,690	2,566	3,848	15,104	1,115,716

Construction and land development	586,820	—	—	—	—	586,820
Home equity lines of credit	222,522	456	75	251	782	223,304
Consumer	150,372	482	236	131	849	151,221
Leases	17,258	—	—	—	—	17,258
Credit cards	23,768	104	39	136	279	24,047
Total	$6,039,114	$19,632	$5,105	$7,112	$31,849	$6,070,963

(in thousands)		30-59 days	60-89 days	90 or more	Total Past	Total
December 31, 2023	Current	Past Due	Past Due	days Past Due	Due Loans	Loans

Commercial real estate - non-owner occupied	$1,558,756	$768	$318	$1,847	$2,933	$1,561,689
Commercial real estate - owner occupied	906,385	758	260	21	1,039	907,424
Total commercial real estate	2,465,141	1,526	578	1,868	3,972	2,469,113

Commercial and industrial - term	866,089	244	2	1,045	1,291	867,380
Commercial and industrial - lines of credit	439,671	77	—	—	77	439,748
Total commercial and industrial	1,305,760	321	2	1,045	1,368	1,307,128

Residential real estate - owner occupied	699,475	5,290	1,612	2,516	9,418	708,893
Residential real estate - non-owner occupied	357,763	621	94	237	952	358,715
Total residential real estate	1,057,238	5,911	1,706	2,753	10,370	1,067,608

Construction and land development	531,324	—	—	—	—	531,324
Home equity lines of credit	210,823	67	33	467	567	211,390
Consumer	144,640	258	145	297	700	145,340
Leases	15,503	—	—	—	—	15,503
Credit cards	23,287	191	44	110	345	23,632
Total	$5,753,716	$8,274	$2,508	$6,540	$17,322	$5,771,038

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

As of June 30, 2024, the risk rating of loans based on year of origination was as follows:

							Revolving
							loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						amortized
June 30, 2024	2024	2023	2022	2021	2020	Prior	cost basis	Total

Commercial real estate - non-owner occupied:
Risk rating
Pass	$169,626	$282,351	$392,264	$299,381	$209,409	$227,255	$22,537	$1,602,823
OAEM	4,857	3,303	-	9,879	-	8,570	-	26,609
Substandard	53	290	3,462	1,986	3,504	12,214	98	21,607
Substandard non-performing	-	76	273	-	-	1,226	-	1,575
Doubtful	-	-	-	-	-	-	-	-
Total Commercial real estate non-owner occupied	$174,536	$286,020	$395,999	$311,246	$212,913	$249,265	$22,635	$1,652,614
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate - owner occupied:
Risk rating
Pass	$66,083	$138,925	$170,092	$179,919	$164,841	$170,701	$17,142	$907,703
OAEM	2,304	2,251	-	1,663	723	470	-	7,411
Substandard	2,865	8,251	8,084	2,205	4,324	434	-	26,163
Substandard non-performing	688	-	218	764	66	-	-	1,736
Doubtful	-	-	-	-	-	-	-	-
Total Commercial real estate owner occupied	$71,940	$149,427	$178,394	$184,551	$169,954	$171,605	$17,142	$943,013
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial and industrial - term:
Risk rating
Pass	$163,743	$201,140	$259,464	$137,893	$44,668	$41,018	$-	$847,926
OAEM	4,061	2,327	744	2,107	62	93	-	9,394
Substandard	-	2,101	-	1,388	17	314	-	3,820
Substandard non-performing	5,083	496	817	168	302	87	-	6,953
Doubtful	-	-	-	-	-	-	-	-
Total Commercial and industrial - term	$172,887	$206,064	$261,025	$141,556	$45,049	$41,512	$-	$868,093
Current period gross charge offs	$-	$(23)	$-	$(67)	$-	$-	$-	$(90)

Commercial and industrial - lines of credit
Risk rating
Pass	$19,415	$16,971	$10,625	$2,901	$326	$7,502	$387,385	$445,125
OAEM	7,341	-	-	-	-	9	23,247	30,597
Substandard	-	-	-	-	-	-	13,155	13,155
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Commercial and industrial - lines of credit	$26,756	$16,971	$10,625	$2,901	$326	$7,511	$423,787	$488,877
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

(continued)

(continued)

							Revolving
							loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						amortized
June 30, 2024	2024	2023	2022	2021	2020	Prior	cost basis	Total

Residential real estate - owner occupied
Risk rating
Pass	$76,240	$162,260	$168,556	$167,235	$82,530	$87,020	$-	$743,841
OAEM	-	-	-	87	-	-	-	87
Substandard	-	-	14	-	-	347	-	361
Substandard non-performing	33	2,261	1,949	266	128	944	-	5,581
Doubtful	-	-	-	-	-	-	-	-
Total Residential real estate - owner occupied	$76,273	$164,521	$170,519	$167,588	$82,658	$88,311	$-	$749,870
Current period gross charge offs	$-	$(14)	$-	$-	$-	$(7)	$-	$(21)

Residential real estate - non-owner occupied
Risk rating
Pass	$38,354	$70,314	$79,860	$74,467	$44,353	$57,310	$-	$364,658
OAEM	-	-	1	-	-	521	-	522
Substandard	-	-	-	-	-	120	-	120
Substandard non-performing	-	-	224	18	-	304	-	546
Doubtful	-	-	-	-	-	-	-	-
Total Residential real estate - non-owner occupied	$38,354	$70,314	$80,085	$74,485	$44,353	$58,255	$-	$365,846
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Construction and land development
Risk rating
Pass	$100,940	$199,287	$189,836	$60,385	$10,144	$3,918	$15,330	$579,840
OAEM	3,683	-	-	-	-	-	999	4,682
Substandard	2,298	-	-	-	-	-	-	2,298
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Construction and land development	$106,921	$199,287	$189,836	$60,385	$10,144	$3,918	$16,329	$586,820
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Home equity lines of credit
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$221,504	$221,504
OAEM	-	-	-	-	-	-	1,201	1,201
Substandard	-	-	-	-	-	-	36	36
Substandard non-performing	-	-	-	-	-	-	563	563
Doubtful	-	-	-	-	-	-	-	-
Total Home equity lines of credit	$-	$-	$-	$-	$-	$-	$223,304	$223,304
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Risk rating
Pass	$17,659	$22,903	$15,720	$7,461	$1,818	$2,246	$83,042	$150,849
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	189	30	40	32	81	-	372
Doubtful	-	-	-	-	-	-	-	-
Total Consumer	$17,659	$23,092	$15,750	$7,501	$1,850	$2,327	$83,042	$151,221
Current period gross charge offs	$(329)	$(10)	$(12)	$(21)	$(4)	$(33)	$(4)	$(413)

(continued)

							Revolving
							loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						amortized
June 30, 2024	2024	2023	2022	2021	2020	Prior	cost basis	Total

Leases
Risk rating
Pass	$4,322	$6,112	$2,251	$1,772	$908	$243	$-	$15,608
OAEM	-	-	-	13	-	-	-	13
Substandard	45	-	709	651	232	-	-	1,637
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Leases	$4,367	$6,112	$2,960	$2,436	$1,140	$243	$-	$17,258
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Credit cards
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$24,001	$24,001
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	46	46
Doubtful	-	-	-	-	-	-	-	-
Total Credit cards	$-	$-	$-	$-	$-	$-	$24,047	$24,047
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$(85)	$(85)

Total loans
Risk rating
Pass	$656,381	$1,100,265	$1,288,668	$931,414	$558,997	$597,213	$770,941	$5,903,879
OAEM	22,246	7,881	745	13,749	785	9,663	25,447	80,516
Substandard	5,261	10,642	12,269	6,230	8,077	13,429	13,289	69,197
Substandard non-performing	5,804	3,021	3,511	1,256	528	2,642	609	17,371
Doubtful	-	-	-	-	-	-	-	-
Total Loans	$689,692	$1,121,809	$1,305,193	$952,649	$568,387	$622,947	$810,286	$6,070,963
Current period gross charge offs	$(329)	$(47)	$(12)	$(88)	$(4)	$(40)	$(89)	$(609)

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

For certain loan classes, such as credit cards, credit quality is evaluated based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in credit cards based on payment activity:

	June 30,	December 31,
(in thousands)	2024	2023

Credit cards
Performing	$23,861	$23,512
Non-performing	186	120
Total credit cards	$24,047	$23,632

Bancorp had $894,000 and $668,000, respectively, in residential real estate loans for which formal foreclosure proceedings were in process at June 30, 2024 and December 31, 2023.

Modifications to Borrowers Experiencing Financial Difficulty

During the three and six month periods ended June 30, 2024 and 2023 there were no modifications made to loans for borrowers experiencing financial difficulty and there were no payment defaults of existing modified loans within 12 months following modification. Default is determined at 90 days or more past due, charge off, or foreclosure.

(4)	Goodwill

As of June 30, 2024 and December 31, 2023, goodwill totaled $194 million, of which $172 million was attributed to the commercial banking segment and $22 million is attributed to WM&T.

The composition of goodwill presented by respective acquisition and year follows:

	June 30,	December 31,
(in thousands)	2024	2023
Commonwealth Bancshares (2022)	$58,244	$58,244
Kentucky Bancshares (2021)	123,317	123,317
King Southern Bancorp (2019)	11,831	11,831
Austin State Bank (1996)	682	682
Total	$194,074	$194,074

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

Changes in the net carrying amount of CDIs follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Balance at beginning of period	$11,272	$14,196	$11,944	$14,958
Amortization	(671)	(754)	(1,343)	(1,516)
Balance at end of period	$10,601	$13,442	$10,601	$13,442

As a result of the CB acquisition, Bancorp also recorded intangible assets totaling $14 million associated with the customer lists of the acquired WM&T business. Similar to CDI assets, this intangible asset also amortizes over its estimated useful life.

Changes in the net carrying amount of the CLI follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Balance at beginning of period	$7,980	$9,614	$8,360	$10,032
Amortization	(380)	(418)	(760)	(836)
Balance at end of period	$7,600	$9,196	$7,600	$9,196

Future CDI and CLI amortization expense is estimated as follows:

(in thousands)	CDI	CLI
Remainder of 2024	$1,344	$760
2025	2,375	1,368
2026	2,063	1,216
2027	1,752	1,064
2028	1,339	912
2029	888	760
2030	576	608
2031	264	456
2032	-	304
2033	-	152
Total future expense	$10,601	$7,600

(6)	Other Assets

A summary of the major components of other assets follows:

	June 30,	December 31,
(in thousands)	2024	2023

Cash surrender value of life insurance other than BOLI	$19,009	$17,843
Net deferred tax asset	50,246	47,236
Investments in tax credit partnerships	179,232	175,056
Swap assets	11,968	5,133
Prepaid assets	5,036	5,873
WM&T fees receivable	4,810	4,205
Mortgage servicing rights	12,197	13,082
Other real estate owned	10	10
Other	17,020	18,922
Total other assets	$299,528	$287,360

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

For additional information related to MSRs, see the footnote titled “Mortgage Banking Activities.”

(7)	Income Taxes

Components of income tax expense from operations follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Current income tax expense:
Federal	$7,096	$8,086	$12,212	$13,280
State	1,658	1,687	2,856	2,364
Total current income tax expense	8,754	9,773	15,068	15,644

Deferred income tax expense:
Federal	(857)	(1,641)	(270)	(224)
State	(227)	(157)	(60)	687
Total deferred income tax expense	(1,084)	(1,798)	(330)	463
Change in valuation allowance	-	-	-	-
Total income tax expense	$7,670	$7,975	$14,738	$16,107

An analysis of the difference between the statutory and ETRs from operations follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
U.S. federal statutory income tax rate	21.00%	21.00%	21.00%	21.00%
State income taxes, net of federal benefit	3.21	3.64	3.20	3.48
Excess tax benefit from stock-based compensation arrangements	0.09	0.15	0.20	(0.49)
Change in cash surrender value of life insurance	(0.45)	(0.65)	(0.70)	(0.68)
Tax Credits	(1.51)	(1.22)	(1.10)	(0.37)
Tax exempt interest income	(0.45)	(0.49)	(0.50)	(0.49)
Insurance captive	-	(0.32)	-	(0.31)
Other, net	(0.14)	0.27	(0.50)	(0.02)
Effective tax rate	21.75%	22.38%	21.60%	22.12%

Current state income tax expense for 2024 and 2023 represents tax owed to the states of Kentucky, Indiana and Illinois. Ohio state bank taxes are based on capital levels and are recorded as other non-interest expense.

On April 10, 2023, the IRS issued a proposed regulation that would potentially classify section 831(b) captive activity as a “listed transaction,” and disallow the related tax benefits, both prospectively and retroactively, for a period to be determined. While the proposed regulation has not been finalized, it is expected to be finalized in 2024. Bancorp elected not to renew the insurance captive effective August 2023 and it was dissolved as of December 31, 2023. The tax benefits associated with the Captive will not be experienced going forward.

GAAP provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns. If recognized, tax benefits would reduce tax expense and accordingly, increase net income. The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current year tax positions, expiration of open income tax returns due to statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examination, litigation and legislative activity and addition or elimination of uncertain tax positions. As of June 30, 2024 and December 31, 2023, the gross amount of unrecognized tax benefits was immaterial to Bancorp’s consolidated financial statements. Federal income tax returns are subject to examination for the years after 2019 and state income tax returns are subject to examination for the years after 2018.

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

Bancorp’s investments in tax credit partnerships, including the related unfunded contributions, totaled $179 million and $175 million as of June 30, 2024 and December 31, 2023, respectively, and are included in other assets on the condensed consolidated balance sheets.

As of June 30, 2024, Bancorp’s expected payments for unfunded contributions related to investments in tax credit partnerships, which are accrued and included in other liabilities on the condensed consolidated balance sheets, were as follows:

(dollars in thousands)	June 30, 2024
Remainder of 2024	$35,981
2025	66,473
2026	36,261
2027	7,178
2028	893
Thereafter	13,725
Total unfunded contributions	$160,511

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

The following table presents tax credits and other tax benefits recognized in addition to amortization expense related to Bancorp’s investment in tax credit partnerships for the three and six month periods ended June 30, 2024 and 2023:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Proportional amortization method:
Tax credits and other tax benefits recognized	$3,469	$350	$7,122	$700
Amortization expense in provision for income taxes	2,920	398	5,826	797
Amortization expense in other non-interest expense	-	323	-	647

Effective yield method:
Tax credits and other tax benefits recognized	$-	$398	$-	$799
Amortization expense in provision for income taxes	-	-	-	-
Amortization expense in other non-interest expense	-	-	-	-

There were no impairment losses related to Bancorp’s investments in tax credit partnerships during the three and six month periods ended June 30, 2024 and 2023.

(8)	Deposits

The composition of deposits follows:

(in thousands)	June 30, 2024	December 31, 2023

Non-interest bearing demand deposits	$1,482,514	$1,548,624
Interest bearing deposits:
Interest bearing demand	2,422,827	2,480,357
Savings	429,095	438,834
Money market	1,177,995	1,219,656

Time deposits of $250 thousand or more	278,912	279,474
Other time deposits	777,895	703,803
Total time deposits (1)	1,056,807	983,277
Total interest bearing deposits	5,086,724	5,122,124
Total deposits	$6,569,238	$6,670,748

(1)	Includes $203 thousand and $597 thousand in brokered deposits as of June 30, 2024 and December 31, 2023, respectively.

(9)	Securities Sold Under Agreements to Repurchase

SSUAR represent a funding source of Bancorp and are primarily used by commercial customers in conjunction with collateralized corporate cash management accounts. Such repurchase agreements are considered financing agreements and mature within one business day from the transaction date. At June 30, 2024 and December 31, 2023, all of these financing arrangements had overnight maturities and were secured by government sponsored enterprise obligations and government agency mortgage-backed securities that were owned and controlled by Bancorp.

Information concerning SSUAR follows:

(dollars in thousands)	June 30, 2024	December 31, 2023
Outstanding balance at end of period	$152,948	$152,991
Weighted average interest rate at end of period	2.35%	2.23%

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2024	2023	2024	2023

Average outstanding balance during the period	$147,327	$113,051	$156,153	$117,525
Average interest rate during the period	2.10%	1.33%	2.19%	1.43%
Maximum outstanding at any month end during the period	$152,948	$138,347	$179,428	$138,347

(10)	Subordinated Debentures

As a result of its acquisition of Commonwealth Bancshares, Inc. on March 7, 2022, Bancorp became the 100% successor owner of the following unconsolidated trust subsidiaries: Commonwealth Statutory Trust III, Commonwealth Statutory Trust IV and Commonwealth Statutory Trust V. The sole assets of the trust subsidiaries represent the proceeds of offerings loaned in exchange for subordinated debentures with similar terms to the TPS. The TPS are treated as part of Tier I Capital. The subordinated notes and related interest expense are included in Bancorp’s consolidated financial statements. The subordinated notes are currently redeemable at Bancorp’s option on a quarterly basis. Bancorp chose not to redeem the subordinated notes on July 1, 2024 and carried the notes at the costs noted below at June 30, 2024:

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

FHLB advances outstanding at June 30, 2024 consist of a $200 million cash management advance with an overnight maturity and a rolling $200 million three-month advance that matures in August 2024, which Bancorp utilizes in conjunction with interest rate swaps entered into during 2023 in an effort to hedge cash flows. FHLB advances outstanding at December 31, 2023 consisted of a rolling $200 million three-month advance that matured in early January 2024, which was also utilized in conjunction with the previously mentioned interest rate swaps.

For the six month period ended June 30, 2024, gross proceeds and repayments related to FHLB advances totaled $1.58 billion and $1.38 billion, respectively. Net proceeds and repayments related to FHLB advances (excluding those with maturities of 90 days or less) totaled $600 million and $400 million for the six months ended June 30, 2024. For the six month period ended June 30, 2023, gross proceeds and repayments totaled $1.4 billion and $1.1 billion, respectively. Net proceeds and repayments (excluding those with maturities of 90 days or less) for the six month period ended June 30, 2023 totaled $500 million and $150 million.

Information regarding FHLB advances follows. The average interest rate information provided includes the benefit associated with the related interest rate swaps:

(dollars in thousands)	June 30, 2024	December 31, 2023
Outstanding balance at end of period	$400,000	$200,000
Weighted average interest rate at end of period	4.88%	4.11%

FHLB advances are collateralized by certain CRE and residential real estate mortgage loans under blanket mortgage collateral pledge agreements, as well as FHLB stock. Bancorp views these advances as an effective lower-costing funding option compared to other alternatives, such as brokered deposits, to fund loan growth. At June 30, 2024 and December 31, 2023, the amount of available credit from the FHLB totaled $1.23 billion and $1.33 billion, respectively.

Bancorp also had unsecured available FFP lines with correspondent banks totaling $80 million at both June 30, 2024 and December 31, 2023, respectively.

(12)	Commitments and Contingent Liabilities

As of June 30, 2024 and December 31, 2023, Bancorp had various commitments outstanding that arose in the normal course of business which are properly not reflected in the condensed consolidated financial statements. Total off-balance sheet commitments to extend credit follows:

(in thousands)	June 30, 2024	December 31, 2023
Commercial and industrial	$890,533	$897,673
Construction and development	673,740	606,668
Home equity lines of credit	400,788	381,110
Credit cards	86,437	83,700
Overdrafts	56,745	55,124
Standby letters of credit	35,745	33,778
Other	90,698	100,447
Future loan commitments	275,109	298,164
Total off balance sheet commitments to extend credit	$2,509,795	$2,456,664

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

The ACL for off balance sheet credit exposures, which is separate from the ACL for loans and recorded in other liabilities on the consolidated balance sheets, was $6.3 million and $5.9 million as of June 30, 2024 and December 31, 2023, respectively. Provision expense for off balance sheet credit exposures of $225,000 and $475,000 was recorded for the three and six month periods ended June 30, 2024, respectively, driven largely by increased availability within the C&D portfolio.

Provision for credit loss expense for off balance sheet credit exposures of $200,000 and $575,000 was recorded for the three and six months ended June 30, 2023, the result of a decline in C&I utilization and the addition of new lines of credit.

Standby letters of credit are conditional commitments issued by Bancorp to guarantee the performance of a customer to a first party beneficiary. Those guarantees are primarily issued to support commercial transactions. Standby letters of credit generally have maturities of one to two years.

Certain commercial customers require confirmation of Bancorp’s letters of credit by other banks since Bancorp does not have a rating by a national rating agency. Terms of the agreements range from one month to a year with certain agreements requiring between one and six months’ notice to cancel. If an event of default on all contracts had occurred at June 30, 2024, Bancorp would have been required to make payments of approximately $3 million, or the maximum amount payable under those contracts. No payments have ever been required because of default on these contracts. These agreements are normally secured by collateral acceptable to Bancorp, which limits credit risk associated with the agreements.

Bancorp periodically invests in certain partnerships that generate federal income tax credits, which result in contribution commitments. Such commitments are recorded in other liabilities on the consolidated balance sheets. While contributions are made periodically over the life of the respective investments, which can be up to 10 years depending on the type of investment, the majority of contributions associated with a respective investment are made within the first few years after entering the partnership. Bancorp invested in several larger tax credit partnerships during 2023, which have served as an economical means of fulfilling CRA goals. As of June 30, 2024, tax credit contribution commitments of $161 million were recorded in other liabilities on the consolidated balance sheets.

As of June 30, 2024, in the normal course of business, there were pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate result of these legal actions and proceedings will not have a material adverse effect on the consolidated financial position or results of operations of Bancorp.

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

Carrying values of assets measured at fair value on a recurring basis follows:

	Fair Value Measurements Using:			Total
June 30, 2024 (in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Available for sale debt securities:
U.S. Treasury and other U.S. Government obligations	$118,875	$—	$—	$118,875
Government sponsored enterprise obligations	—	88,735	—	88,735
Mortgage backed securities - government agencies	—	632,080	—	632,080
Obligations of states and political subdivisions	—	118,410	—	118,410
Other	—	3,528	—	3,528
Total available for sale debt securities	118,875	842,753	—	961,628

Mortgage loans held for sale	—	6,438	—	6,438
Rate lock loan commitments	—	337	—	337
Mandatory forward contracts	—	27	—	27
Interest rate swap assets	—	11,968	—	11,968
Total assets	$118,875	$861,523	$—	$980,398

Liabilities:
Interest rate swap liabilities	$—	$8,384	$—	$8,384

	Fair Value Measurements Using:			Total
December 31, 2023 (in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Available for sale debt securities:
U.S. Treasury and other U.S. Government obligations	$116,269	$—	$—	$116,269
Government sponsored enterprise obligations	—	99,847	—	99,847
Mortgage backed securities - government agencies	—	688,039	—	688,039
Obligations of states and political subdivisions	—	123,490	—	123,490
Other	—	3,534	—	3,534
Total available for sale debt securities	116,269	914,910	—	1,031,179

Mortgage loans held for sale	—	6,056	—	6,056
Rate lock loan commitments	—	174	—	174
Interest rate swap assets	—	5,133	—	5,133
Total assets	$116,269	$926,273	$—	$1,042,542

Liabilities:
Interest rate swap liabilities	$—	$5,378	$—	$5,378
Mandatory forward contracts	—	43	—	43
Total liabilities	$—	$5,421	$—	$5,421

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

Carrying values of assets measured at fair value on a non-recurring basis follows:

					Losses recorded
					Three months	Six months
	Fair Value Measurements Using:			Total	ended	ended
June 30, 2024 (in thousands)	Level 1	Level 2	Level 3	Fair Value	June 30, 2024	June 30, 2024

Collateral dependent loans	$—	$—	$8,234	$8,234	$58	$58
Other real estate owned	—	—	10	10	—	—

					Losses recorded
					Three months	Six months
	Fair Value Measurements Using:			Total	ended	ended
December 31, 2023 (in thousands)	Level 1	Level 2	Level 3	Fair Value	June 30, 2023	June 30, 2023

Collateral dependent loans	$—	$—	$13,561	$13,561	$—	$—
Other real estate owned	—	—	10	10	—	—

There were no liabilities measured at fair value on a non-recurring basis at June 30, 2024 and December 31, 2023.

For Level 3 assets measured at fair value on a non-recurring basis, the significant unobservable inputs used in the fair value measurements are presented below.

	June 30, 2024
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average

Collateral dependent loans	$8,234	Appraisal	Appraisal discounts	19.4%
Other real estate owned	10	Appraisal	Appraisal discounts	93.0

	December 31, 2023
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average

Collateral dependend loans	$13,561	Appraisal	Appraisal discounts	18.0%
Other real estate owned	10	Appraisal	Appraisal discounts	93.0

(14)	Disclosure of Financial Instruments Not Reported at Fair Value

GAAP requires disclosure of the fair value of financial assets and liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis. The estimated fair values of Bancorp’s financial instruments not measured at fair value on a recurring or non-recurring basis follows:

	Carrying		Fair Value Measurements Using:
June 30, 2024 (in thousands)	amount	Fair value	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$204,351	$204,351	$204,351	$—	$—
HTM debt securities	380,726	347,886	150,183	197,703	—
Federal Home Loan Bank stock	31,462	31,462	—	31,462	—
Loans, net	5,988,808	5,763,994	—	—	5,763,994
Accrued interest receivable	28,539	28,539	28,539	—	—

Liabilities
Non-interest bearing deposits	$1,482,514	$1,482,514	$1,482,514	$—	$—
Transaction deposits	4,029,917	4,029,917	—	4,029,917	—
Time deposits	1,056,807	1,051,053	—	1,051,053	—
Securities sold under agreement to repurchase	152,948	152,948	—	152,948	—
Federal funds purchased	10,029	10,029	—	10,029	—
Subordinated debentures	26,806	25,914	—	25,914	—
FHLB advances	400,000	393,347	—	393,347	—
Accrued interest payable	2,155	2,155	2,155	—	—

	Carrying		Fair Value Measurements Using:
December 31, 2023 (in thousands)	amount	Fair value	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$265,959	$265,959	$265,959	$—	$—
HTM debt securities	439,837	408,519	198,327	210,192	—
Federal Home Loan Bank stock	16,236	16,236	—	16,236	—
Loans, net	5,691,664	5,520,059	—	—	5,520,059
Accrued interest receivable	26,830	26,830	26,830	—	—

Liabilities
Non-interest bearing deposits	$1,548,624	$1,548,624	$1,548,624	$—	$—
Transaction deposits	4,138,847	4,138,847	—	4,138,847	—
Time deposits	983,277	976,841	—	976,841	—
Securities sold under agreement to repurchase	152,991	152,991	—	152,991	—
Federal funds purchased	12,852	12,852	—	12,852	—
Subordinated debentures	26,740	26,746	—	26,746	—
FHLB advances	200,000	200,047	—	200,047	—
Accrued interest payable	2,094	2,094	2,094	—	—

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

Activity for mortgage loans held for sale, at fair value, was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Balance, beginning of period:	$6,462	$6,397	$6,056	$2,606
Origination of mortgage loans held for sale	29,196	30,709	51,464	55,391
Proceeds from the sale of mortgage loans held for sale	(29,903)	(30,567)	(52,106)	(51,673)
Net gain realized on sale of mortgage loans held for sale	683	530	1,024	745
Balance, end of period	$6,438	$7,069	$6,438	$7,069

The following table represents the components of Mortgage banking income:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023

Net gain realized on sale of mortgage loans held for sale	$683	$530	$1,024	$745
Net change in fair value recognized on loans held for sale	(3)	(34)	31	17
Net change in fair value recognized on rate lock loan commitments	(108)	(104)	149	226
Net change in fair value recognized on forward contracts	82	173	108	127
Net gain recognized	654	565	1,312	1,115

Net loan servicing income	817	1,120	1,778	2,307
Amortization of mortgage servicing rights	(582)	(762)	(1,319)	(1,523)
Change in mortgage servicing rights valuation allowance	-	-	-	-
Net servicing income recognized	235	358	459	784

Other mortgage banking income	128	107	194	169
Total mortgage banking income	$1,017	$1,030	$1,965	$2,068

Activity for capitalized mortgage servicing rights was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Balance, beginning of period	$12,544	$14,623	$13,082	$15,219
Additions for mortgage loans sold	235	255	434	420
Amortization	(582)	(762)	(1,319)	(1,523)
Impairment	—	—	—	—
Balance, end of period	$12,197	$14,116	$12,197	$14,116

The estimated fair value of MSRs at June 30, 2024 and December 31, 2023 was $25 million and $24 million, respectively. There was no valuation allowance recorded for MSRs as of June 30, 2024 and December 31, 2023, as fair value exceeded carrying value. The fair value of MSRs at June 30, 2024 was determined using discount rates ranging from 10.0% to 13.0%, prepayment speeds ranging from 6.1% to 11.1%, depending on the stratification of the specific right, and a weighted average default rate of 0.6%. The fair value of MSRs at December 31, 2023 was determined using discount rates ranging from 10.0% to 13.0%, prepayment speeds ranging from 6.0% to 11.1%, depending on the stratification of the specific right, and a weighted average default rate of 0.6%.

Total outstanding principal balances of loans serviced for others were $1.87 billion and $1.93 billion at June 30, 2024 and December 31, 2023, respectively.

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

Bancorp is exposed to interest rate risk on loans held for sale and rate lock loan commitments. As market interest rates fluctuate, the fair value of mortgage loans held for sale and rate lock commitments may decline or increase. To offset this interest rate risk the Bank enters into derivatives, such as mandatory forward contracts to sell loans. The fair value of these mandatory forward contracts will fluctuate as market interest rates fluctuate, and the change in the value of these instruments is expected to largely, though not entirely, offset the change in fair value of loans held for sale and rate lock commitments. The objective of this activity is to minimize the exposure to losses on rate lock loan commitments and loans held for sale due to market interest rate fluctuations. The net effect of derivatives on earnings will depend on risk management activities and a variety of other factors, including: market interest rate volatility; the amount of rate lock commitments that close; the ability to fill the forward contracts before expiration; and the time period required to close and sell loans.

The following table includes the notional amounts and fair values of mortgage loans held for sale and mortgage banking derivatives:

	June 30, 2024		December 31, 2023
(in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in Mortgage loans held for sale:
Mortgage loans held for sale, at fair value	$6,317	$6,438	$5,965	$6,056

Included in other assets:
Rate lock loan commitments	$9,342	$337	$4,345	$174
Mandatory forward contracts	12,250	27	-	-

Included in other liabilities
Mandatory forward contracts	$-	$-	$6,750	$(43)

(16)	Accumulated Other Comprehensive Income (Loss)

The following table illustrates activity within the balances of AOCI, net of tax, by component:

	Net unrealized	Net unrealized	Minimum
	gains (losses)	gains (losses)	pension
	on available for	on cash	liability
(in thousands)	sale debt securities	flow hedges	adjustment	Total
Three months ended June 30, 2024
Balance, beginning of period	$(97,453)	$2,340	$59	$(95,054)
Net current period other comprehensive loss	(307)	381	-	74
Balance, end of period	$(97,760)	$2,721	$59	$(94,980)

Three months ended June 30, 2023
Balance, beginning of period	$(101,431)	$376	$112	$(100,943)
Net current period other comprehensive income	(8,310)	1,837	-	(6,473)
Balance, end of period	$(109,741)	$2,213	$112	$(107,416)

	Net unrealized	Net unrealized	Minimum
	gains (losses)	gains (losses)	pension
	on available for	on cash	liability
(in thousands)	sale debt securities	flow hedges	adjustment	Total
Six months ended June 30, 2024
Balance, beginning of period	$(92,678)	$(179)	$59	$(92,798)
Net current period other comprehensive loss	(5,082)	2,900	-	(2,182)
Balance, end of period	$(97,760)	$2,721	$59	$(94,980)

Six months ended June 30, 2023
Balance, beginning of period	$(115,648)	$-	$112	$(115,536)
Net current period other comprehensive income	5,907	2,213	-	8,120
Balance, end of period	$(109,741)	$2,213	$112	$(107,416)

(17)	Preferred Stock

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

The following table reflects net income (numerator) and average shares outstanding (denominator) for basic and diluted net income per share computations:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Net income available to stockholders	$27,598	$27,664	$53,485	$56,712

Weighted average shares outstanding - basic	29,283	29,223	29,267	29,200
Dilutive securities	100	117	105	153
Weighted average shares outstanding- diluted	29,383	29,340	29,372	29,353

Net income per share - basic	$0.94	$0.95	$1.83	$1.94
Net income per share - diluted	0.94	0.94	1.82	1.93

Certain SARs that were excluded from the EPS calculation because their impact was antidilutive were as follows:

	Three months ended		Six months ended
(shares in thousands)	June 30,		June 30,
	2024	2023	2024	2023
Antidilutive SARs	136	94	125	94

(19)	Stock-Based Compensation

The fair value of all stock-based awards granted, net of estimated forfeitures, is recognized as compensation expense over the respective service period.

At Bancorp's 2015 Annual Meeting of Shareholders, shareholders approved the 2015 Omnibus Equity Compensation Plan and authorized the shares available from the expiring 2005 plan for future awards under the 2015 plan. In 2018, shareholders approved an additional 500,000 shares for issuance under the plan. Shareholders approved an additional 1 million shares for issuance under the plan at Bancorp’s 2024 Annual Meeting of Shareholders on April 25, 2024. As of June 30, 2024, there were 979,000 shares available for future awards. The 2005 Stock Incentive Plan expired in April 2015 and SARs granted under this plan expire as late as 2025. The 2015 Stock Incentive Plan has no defined expiration date.

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

Bancorp utilized cash of $203,000 and $175,000 during the first six months of 2024 and 2023, respectively, for the purchase of shares upon the vesting of RSUs.

Bancorp has recognized stock-based compensation expense for SARs, RSAs and PSUs within compensation expense and RSUs for directors within other non-interest expense, as follows:

	Three months ended June 30, 2024
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$72	$418	$125	$393	$1,008
Deferred tax benefit	(16)	(88)	(26)	(83)	(213)
Total net expense	$56	$330	$99	$310	$795

	Three months ended June 30, 2023
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$105	$394	$133	$403	$1,035
Deferred tax benefit	(22)	(82)	(28)	(85)	(217)
Total net expense	$83	$312	$105	$318	$818

	Six months ended June 30, 2024
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$140	$838	$249	$723	$1,950
Deferred tax benefit	(30)	(176)	(52)	(152)	(410)
Total net expense	$110	$662	$197	$571	$1,540

	Six months ended June 30, 2023
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$205	$806	$265	$911	$2,187
Deferred tax benefit	(43)	(169)	(56)	(192)	(460)
Total net expense	$162	$637	$209	$719	$1,727

Detail of unrecognized stock-based compensation expense follows:

	Stock
(in thousands)	Appreciation	Restricted	Restricted	Performance
Year ended	Rights	Stock Awards	Stock Units	Stock Units	Total

Remainder of 2024	$190	$844	$251	$566	$1,851
2025	336	1,488	1	1,043	2,868
2026	286	1,203	—	1,043	2,532
2027	216	872	—	—	1,088
2028	126	439	—	—	565
2029	11	35	—	—	46
Total estimated future expense	$1,165	$4,881	$252	$2,652	$8,950

The following table summarizes SARs activity and related information:

								Weighted
					Weighted		Weighted	average
					average	Aggregate	average	remaining
		Exercise			exercise	intrinsic	fair	contractual
(in thousands, except per share and life data)	SARs	price			price	value(1)	value	life (in years)

Outstanding, January 1, 2023	435	$19.37	-	$74.92	$35.60	$12,784	$6.02	5.1
Granted	29	60.76	-	60.76	60.76	—	16.81
Exercised	(24)	19.37	-	19.37	19.37	681	3.58
Forfeited	—		—		—	—	—
Outstanding, December 31, 2023	440	$19.44	-	$74.92	$38.11	$6,297	$6.86	4.7

Outstanding, January 1, 2024	440	$19.44	-	$74.92	$38.11	$6,297	$6.86	4.7
Granted	42	47.95	-	54.92	49.20	—	13.75
Exercised	(5)	45.76	-	47.20	21.06	122	3.71
Forfeited	—		—		—	—	—
Outstanding, June 30, 2024	477	$22.96	-	$74.92	$39.25	$5,563	$7.49	4.7

Vested and exercisable	377	$22.96	-	$60.76	$35.86	$5,398	$6.02	3.7
Unvested	100	37.30	-	74.92	51.94	(229)	13.00	3.7
Outstanding, June 30, 2024	477	$22.96	-	$74.92	$39.25	$5,563	$7.49	4.7

Vested in the current year	46	$36.65	-	$60.76	$46.89	$127	$9.62

(1) – Aggregate intrinsic value for SARs is defined as the amount by which the current market price of the underlying stock exceeds the exercise or grant price.

The following table summarizes activity for RSAs granted:

		Grant date
		weighted
(in thousands, except per share data)	RSAs	average cost

Unvested at January 1, 2023	96	$47.26
Shares awarded	38	63.04
Restrictions lapsed and shares released	(33)	43.77
Shares cancelled	(3)	53.38
Unvested at December 31, 2023	98	$54.23

Unvested at January 1, 2024	98	$54.23
Shares awarded	44	48.74
Restrictions lapsed and shares released	(31)	49.30
Shares cancelled	(7)	53.49
Unvested at June 30, 2024	104	$53.49

Shares expected to be awarded for PSUs granted to executive officers of Bancorp, the three-year performance period for which began January 1 of the award year, are as follows:

	Vesting		Shares
Grant	period	Fair	expected to
year	in years	value	be awarded
2022	3	48.48	20,770
2023	3	54.33	13,402
2024	3	41.84	86,136

(20)	Derivative Financial Instruments

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

Bancorp had outstanding undesignated interest rate swap contracts as follows:

	Receiving		Paying
	June 30,	December 31,	June 30,	December 31,
(dollars in thousands)	2024	2023	2024	2023

Notional amount	$201,898	$201,555	$201,898	$201,555
Weighted average maturity (years)	5.4	6.0	5.4	6.0
Fair value	$8,376	$5,133	$8,384	$5,142

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

Interest rate swaps involve exchange of Bancorp’s floating rate interest payments for fixed rate swap payments on underlying principal amounts. These swaps were designated and qualified, for cash-flow hedge accounting. For derivative instruments that are designated and qualify as cash flow hedging instruments, the effective portion of gains or losses is reported as a component of AOCI and is subsequently reclassified into earnings as an adjustment to interest expense in periods for which the hedged forecasted transaction impacts earnings.

The following table details Bancorp’s derivative positions designated as a cash flow hedges, and the related fair values:

				Fair value
(dollars in thousands)			Pay fixed	March 31,
Notional Amount	Maturity Date	Receive (variable) index	swap rate	2024
$100,000	2/6/2028	USD SOFR	3.27%	$3,176
50,000	8/6/2026	USD SOFR	4.38%	144
50,000	8/6/2028	USD SOFR	3.97%	271
$200,000				$3,591

(21)	Regulatory Matters

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

Additionally, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, Bancorp and the Bank must hold a 2.5% capital conservation buffer composed of Common Equity Tier 1 Risk-Based Capital above the minimum risk-based capital requirements for the Common Equity Tier 1 Risk-Based Capital ratio, Tier 1 Risk-Based Capital ratio and Total Risk-Based Capital ratio necessary to be considered adequately-capitalized. At June 30, 2024, the adequately-capitalized minimums, including the capital conservation buffer, were a 7.0% Common Equity Tier 1 Risk-Based Capital ratio, 8.5% Tier 1 Risk-Based Capital ratio and 10.5% Total Risk-Based Capital ratio. As all of Bancorp’s capital ratios were above the adequately-capitalized minimums, including the buffer, the Company was not subject to any such restrictions.

As a result of the CB acquisition, Bancorp became the 100% successor owner of the following unconsolidated trust subsidiaries: Commonwealth Statutory Trust III, Commonwealth Statutory Trust IV and Commonwealth Statutory Trust V. The sole assets of the trust subsidiaries represent the proceeds of offerings loaned in exchange for subordinated debentures with similar terms to the TPS. The TPS are treated as part of Tier 1 Capital. The subordinated note and related interest expense are included in Bancorp’s consolidated financial statements. The subordinated notes are currently redeemable at Bancorp’s option on a quarterly basis. As of June 30, 2024 and December 31, 2023, subordinated notes totaled $26 million.

Bancorp continues to exceed the regulatory requirements for all calculations. Bancorp and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB and the FDIC, in addition to the capital conservation buffer.

The following table sets forth consolidated Bancorp’s and the Bank’s risk based capital amounts and ratios:

(dollars in thousands)	Actual		Minimum for adequately capitalized		Minimum for well capitalized
June 30, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$894,490	12.62%	$567,068	8.00%	NA	NA
Bank	872,627	12.35	565,310	8.00	$706,637	10.00%

Common equity tier 1 risk-based capital (1)
Consolidated	784,392	11.07	318,976	4.50	NA	NA
Bank	788,529	11.16	317,987	4.50	459,314	6.50

Tier 1 risk-based capital (1)
Consolidated	810,392	11.43	425,301	6.00	NA	NA
Bank	788,529	11.16	423,982	6.00	565,310	8.00

Leverage
Consolidated	810,392	9.95	325,800	4.00	NA	NA
Bank	788,529	9.69	325,623	4.00	407,029	5.00

(dollars in thousands)	Actual		Minimum for adequately capitalized		Minimum for well capitalized
December 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$849,836	12.56%	$541,370	8.00%	NA	NA
Bank	823,275	12.21	539,609	8.00	$674,511	10.00%

Common equity tier 1 risk-based capital (1)
Consolidated	747,376	11.04	304,521	4.50	NA	NA
Bank	746,815	11.07	303,530	4.50	438,432	6.50

Tier 1 risk-based capital (1)
Consolidated	773,376	11.43	406,027	6.00	NA	NA
Bank	746,815	11.07	404,707	6.00	539,609	8.00

Leverage
Consolidated	773,376	9.62	321,713	4.00	NA	NA
Bank	746,815	9.30	321,323	4.00	401,654	5.00

(1)     Ratio is computed in relation to risk-weighted assets.

NA – Regulatory framework does not define “well-capitalized” for holding companies.

(22)	Segments

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

The majority of the net assets of Bancorp are involved in the commercial banking segment. As of June 30, 2024, goodwill totaling $194 million was recorded on Bancorp’s consolidated balance sheets, of which $172 million is attributed to the commercial banking segment and $22 million is attributed to WM&T. The portion of total goodwill attributed to WM&T relates entirely to the CB acquisition. With the exception of goodwill attributed to WM&T through the CB acquisition, assets assigned to WM&T consist primarily of a CLI asset associated with the WM&T business added through the CB acquisition, net premises and equipment and a receivable related to fees earned that have not been collected.

Selected financial information by business segment follows:

	Three months ended June 30, 2024			Three months ended June 30, 2023
(in thousands)	Commercial Banking	WM&T	Total	Commercial Banking	WM&T	Total

Net interest income	$61,790	$232	$62,022	$60,796	$133	$60,929
Provision for credit losses	1,300	—	1,300	2,350	—	2,350
Wealth management and trust services	—	10,795	10,795	—	10,146	10,146
All other non-interest income	12,860	—	12,860	12,714	—	12,714
Non-interest expenses	42,629	6,480	49,109	39,877	5,923	45,800
Income before income tax expense	30,721	4,547	35,268	31,283	4,356	35,639
Income tax expense	6,683	987	7,670	7,030	945	7,975
Net income	$24,038	$3,560	$27,598	$24,253	$3,411	$27,664

Segment assets	$8,280,324	$35,001	$8,315,325	$7,696,386	$36,166	$7,732,552

	Six months ended June 30, 2024			Six months ended June 30, 2023
(dollars in thousands)	Commercial Banking	WM&T	Total	Commercial Banking	WM&T	Total

Net interest income	$121,584	$508	$122,092	$123,740	$261	$124,001
Provision for credit losses	2,725	—	2,725	4,975	—	4,975
Wealth management and trust services	—	21,566	21,566	—	19,673	19,673
All other non-interest income	25,360	—	25,360	25,234	—	25,234
Non-interest expenses	85,608	12,462	98,070	79,477	11,637	91,114
Income before income tax expense	58,611	9,612	68,223	64,522	8,297	72,819
Income tax expense	12,652	2,086	14,738	14,307	1,800	16,107
Net income	$45,959	$7,526	$53,485	$50,215	$6,497	$56,712

Segment assets	8,280,324	$35,001	$8,315,325	$7,696,386	$36,166	$7,732,552

(23)	Revenue from Contracts with Customers

All of Bancorp’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The table below presents Bancorp’s sources of non-interest income with items outside the scope of ASC 606 noted as such:

	Three months ended June 30, 2024			Three months ended June 30, 2023
(in thousands)	Commercial Banking	WM&T	Total	Commercial Banking	WM&T	Total
Wealth management and trust services	$—	$10,795	$10,795	$—	$10,146	$10,146
Deposit service charges	2,180	—	2,180	2,201	—	2,201
Debit and credit card income	4,923	—	4,923	4,712	—	4,712
Treasury management fees	2,825	—	2,825	2,549	—	2,549
Mortgage banking income (1)	1,017	—	1,017	1,030	—	1,030
Net investment product sales commissions and fees	800	—	800	800	—	800
Bank owned life insurance (1)	595	—	595	559	—	559
Loss on sale of premises and equipment (1)	20	—	20	(225)	—	(225)
Other (2)	500	—	500	1,088	—	1,088
Total non-interest income	$12,860	$10,795	$23,655	$12,714	$10,146	$22,860

	Six months ended June 30, 2024			Six months ended June 30, 2023

(Dollars in thousands)	Commercial Banking	WM&T	Total	Commercial Banking	WM&T	Total
Wealth management and trust services	$—	$21,566	$21,566	$—	$19,673	$19,673
Deposit service charges	4,316	—	4,316	4,350	—	4,350
Debit and credit card income	9,605	—	9,605	9,194	—	9,194
Treasury management fees	5,450	—	5,450	4,867	—	4,867
Mortgage banking income (1)	1,965	—	1,965	2,068	—	2,068
Net investment product sales commissions and fees	1,665	—	1,665	1,554	—	1,554
Bank owned life insurance (1)	1,183	—	1,183	1,108	—	1,108
Gain (loss) on sale of premises and equipment (1)	20	—	20	(227)	—	(227)
Other(2)	1,156	—	1,156	2,320	—	2,320
Total non-interest income	$25,360	$21,566	$46,926	$25,234	$19,673	$44,907

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

WM&T provides customers fiduciary and investment management services as agreed upon in asset management contracts. The contracts require WM&T to provide a series of distinct services for which fees are earned over time. The contracts are cancellable upon demand with fees typically based upon the asset value of investments. Revenue is accrued and recognized monthly based upon month-end asset values and collected from the customer predominately in the following month except for a small percentage of fees collected quarterly. Incentive compensation related to WM&T activities is considered a cost of obtaining the contract. Contracts between WM&T and customers do not permit performance-based fees and accordingly, none of the fee income earned by WM&T is performance-based. Trust fees receivable were $4.8 million and $4.2 million at June 30, 2024 and December 31, 2023, respectively.

Net investment products sales commissions and fees represent the Bank’s share of transaction fees and wrap fees resulting from investment services and programs provided through an agent relationship with a third party broker-dealer. Transaction fees are assessed at the time of the transaction. Those fees are collected and recognized on a monthly basis. Trailing fees are based upon market values and are assessed, collected and recognized on a quarterly basis. Because the Bank acts as an agent in arranging the relationship between the customer and third party provider, and does not control the services rendered, investment product sales commissions and fees are reported net of related costs, including nominal incentive compensation, and trading activity charges of $468,000 and $438,000 for the six month periods ended June 30, 2024 and 2023.

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

Bancorp did not establish any contract assets or liabilities as a result of adopting ASC 606, nor were any recognized during the three and six month periods ended June 30, 2024.

(24)	Leases

Bancorp has operating leases for various locations with terms ranging from approximately six months to 19 years, several of which include options to extend the leases in five-year increments. Options reasonably expected to be exercised are included in determination of the right-of-use asset. Bancorp elected to use a practical expedient to expense short-term lease obligations associated with leases with original terms of 12 months or less. Bancorp elected not to separate non-lease components from lease components for its operating leases. The right-of-use lease asset and operating lease liability are recorded in premises and equipment and other liabilities on the consolidated balance sheet.

Balance sheet, income statement and cash flow detail regarding operating leases follows:

(dollars in thousands)	June 30, 2024	December 31, 2023

Balance Sheet
Operating lease right-of-use asset	$29,109	$21,007
Operating lease liability	30,586	22,487

Weighted average remaining lease term (years)	10.0	9.8
Weighted average discount rate	3.62%	2.84%

Maturities of lease liabilities:
One year or less	$2,217	$3,365
Year two	3,973	2,864
Year three	3,670	2,543
Year four	3,682	2,536
Year five	3,712	2,547
Greater than five years	19,471	12,059
Total lease payments	$36,725	$25,914
Less imputed interest	6,139	3,427
Total	$30,586	$22,487

	Three months ended	Three months ended
(in thousands)	June 30, 2024	June 30, 2023
Income Statement
Components of lease expense:
Operating lease cost	$1,112	$837
Variable lease cost	86	68
Less sublease income	25	25
Total lease cost	$1,173	$880

	Six months ended	Six months ended
(in thousands)	June 30, 2024	June 30, 2023
Income Statement
Components of lease expense:
Operating lease cost	$2,158	$1,677
Variable lease cost	169	139
Less sublease income	51	50
Total lease cost	$2,276	$1,766

	Six months ended	Six months ended
(in thousands)	June 30, 2024	June 30, 2023
Cash flow Statement
Supplemental cash flow information:
Operating cash flows from operating leases	$2,373	$2,126

As of June 30, 2024, Bancorp had not entered into any lease agreements that had yet to commence.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As a result of its acquisition of Kentucky Bancshares, Inc. on May 31, 2021, Bancorp became the 100% successor owner of a Nevada-based insurance captive taxed under Section 831(b) of the Internal Revenue Code. On April 10, 2023, the IRS issued a proposed regulation that would potentially classify section 831(b) captive activity as a “listed transaction,” and possibly disallow the related tax benefits, both prospectively and retroactively, for a period to be determined. While the regulation has not been finalized, it is expected to be finalized in 2024. Bancorp elected not to renew the Captive in August of 2023 and ultimately dissolved the Captive in December of 2023.

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

Overview – Operating Results (FTE)

The following table presents an overview of Bancorp’s financial performance for the three months ended June 30, 2024 and 2023:

(dollars in thousands, except per share data)			Variance
Three months ended June 30,	2024	2023	$/bp		%

Net income	$27,598	$27,664	$(66)		0%
Diluted earnings per share	$0.94	$0.94	$-		0%
ROA	1.35%	1.46%	(11	)bps	-8%
ROE	12.64%	13.87%	(123	)bps	-9%

Additional discussion follows under the section titled “Results of Operations.”

General highlights for the three months ended June 30, 2024 compared to June 30, 2023:

●

Net income totaled $27.6 million for the three months ended June 30, 2024, resulting in diluted EPS of $0.94, compared to net income of $27.7 million for the three months ended June 30, 2023, which also resulted in diluted EPS of $0.94.

●

Total loans increased $652 million, or 12%, compared to June 30, 2023, driven by significant growth over the past 12 months. Average loans increased $687 million, or 13%, for the three months ended June 30, 2024 compared to the same period of the prior year.

●

Bancorp’s ACL on loans increased $4 million, or 6%, compared to June 30, 2023, attributed mainly to the significant loan growth experienced over the last 12 months. Provision for credit losses on loans totaled $1.1 million for the three months ended June 30, 2024, compared to provision of $2.2 million for the three months ended June 30, 2023.

●

Deposit balances climbed $361 million, or 6%, compared to June 30, 2023, stemming largely from growth in time deposits tied to the success of promotional rate offerings, which have more than offset deposit contraction within the non-interest bearing deposit portfolio.

●	Net interest income (FTE) totaled $62.1 million for the three months ended June 30, 2024, representing an increase of $1.0 million, or 2%, compared to the three months ended June 30, 2023.
o

Interest income experienced a $17.2 million, or 21% increase, over this period associated with the benefits of higher rates and average earning asset growth, which outpaced a $16.1 million increase in interest expense driven by the rising cost of funds and growth in interest-bearing liabilities.

o

As a result of deposit pricing pressure/competition, Bancorp has continued to experience a significant shift in the deposit mix, as non-interest bearing deposits and lower-yielding deposits have migrated to higher-yielding options, particularly time deposits, driving a substantial increase in the overall cost of deposits. Further, continued loan growth and deposit balance fluctuations necessitated more borrowing activity throughout the second quarter of 2024 compared to the same period of the prior year, contributing to the overall increase in interest expense.

o	NIM decreased 16 bps, or 5%, to 3.26% for the three months ended June 30, 2024, compared to the same period of the prior year, as a result of the activity noted above.

●

Non-interest income increased $795,000, or 3%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, attributed largely to record WM&T fees and treasury management fees and strong card income.

●

Non-interest expenses increased $3.3 million, or 7%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, driven mainly by higher compensation expenses associated with annual merit-based salary increases and bonus accruals in addition to increased technology and communication expense attributed to various security and compliance-related software upgrades.

●

Bancorp’s efficiency ratio (FTE) for the three months ended June 30, 2024 was 57.26% compared to 54.57% for the three months ended June 30, 2023. The increase in this ratio was driven by the previously mentioned higher non-interest expenses.

●

As of June 30, 2024, Bancorp continued to be “well-capitalized,” the highest regulatory capital rating for financial institutions, with all capital ratios experiencing growth compared to both December 31, 2023 and June 30, 2023. Total stockholders’ equity to total assets was 10.76% as of June 30, 2024, compared to 10.50% and 10.45% at December 31, 2023 and June 30, 2023, respectively. Tangible common equity to tangible assets was 8.42% at June 30, 2024, compared to 8.09% and 7.87% at December 31, 2023 and June 30, 2023, respectively.

The following table presents an overview of Bancorp’s financial performance for the six months ended June 30, 2024 and 2023:

(dollars in thousands, except per share data)			Variance
Six months ended June 30,	2024	2023	$/bp		%

Net income	$53,485	$56,712	$(3,227)		-6%
Diluted earnings per share	$1.82	$1.93	$(0.11)		-6%
ROA	1.31%	1.51%	(20	)bps	-13%
ROE	12.37%	14.50%	(213	)bps	-15%

Additional discussion follows under the section titled “Results of Operations.”

General highlights for the six months ended June 30, 2024 compared to June 30, 2023:

●

Net income totaled $53.5 million for the six months ended June 30, 2024, resulting in diluted EPS of $1.82, compared to net income of $56.7 million for the six months ended June 30, 2023, which resulted in diluted EPS of $1.93.

●

Total loans increased $652 million, or 12%, compared to June 30, 2023, driven by significant growth over the past 12 months. Average loans increased $629 million, or 12%, for the six months ended June 30, 2024 compared to the same period of the prior year.

●

Bancorp’s ACL on loans increased $4 million, or 6%, compared to June 30, 2023, attributed mainly to the significant loan growth experienced over the last 12 months. Provision for credit losses on loans totaled $2.3 million for the six months ended June 30, 2024, compared to provision of $4.4 million for the six months ended June 30, 2023.

●

Deposit balances climbed $361 million, or 6%, compared to June 30, 2023, stemming mainly from growth in time deposits tied to the success of promotional rate offerings, which have more than offset deposit contraction within the non-interest bearing deposit portfolio.

●	Net interest income (FTE) totaled $122.3 million for the six months ended June 30, 2024, representing a decrease of $2.0 million, or 2%, compared to the six months ended June 30, 2023.
o

Net interest income totaled $122.1 million for the six months ended June 30, 2024 compared to $124.0 million for the same period of the prior year, representing a $1.9 million, or 2%, decrease. While interest income experienced a $34.3 million, or 21% increase, over this period associated with the benefits of higher rates and average earning asset growth, it was outpaced by a $36.2 million increase in interest expense driven by the rising cost of funds and growth in interest-bearing liabilities.

o

As a result of deposit pricing pressure/competition, Bancorp has continued to experience a significant shift in the deposit mix, as non-interest bearing deposits and lower-yielding deposits have migrated to higher-yielding options, particularly time deposits, driving a substantial increase in the overall cost of deposits. Further, continued loan growth and deposit balance fluctuations necessitated more borrowing activity throughout the first half of 2024 compared to the same period of the prior year, contributing to the overall increase in interest expense.

o	NIM decreased 27 bps, or 8%, to 3.23% for the six months ended June 30, 2024, compared to the same period of the prior year.

●

Non-interest income increased $2.0 million, or 4%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, attributed largely to record WM&T fees and treasury management fees and strong card income.

●

Non-interest expenses increased $7.0 million, or 8%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, driven mainly by higher compensation and employee benefit expenses associated with annual merit-based salary and bonus accrual increases, FTE growth and higher health insurance claims activity in addition to increased technology and communication expense attributed to various security and compliance-related software upgrades.

●

Bancorp’s efficiency ratio (FTE) for the six months ended June 30, 2024 was 57.96% compared to 53.84% for the six months ended June 30, 2023. The increase in this ratio is tied to both the decline in net interest income associated with rising funding costs and higher non-interest expenses.

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

Comparative information regarding net interest income follows:

(dollars in thousands)			Variance
As of and for the three months ended June 30,	2024	2023	$/bp		%

Net interest income	$62,022	$60,929	$1,093		2%
Net interest income (FTE)*	62,113	61,074	1,039		2%
Net interest spread (FTE)*	2.52%	2.84%	(32	)bps	-11%
Net interest margin (FTE)*	3.26%	3.42%	(16	)bps	-5%
Average interest earning assets	$7,660,117	$7,171,094	$489,023		7%
Average interest bearing liabilities	5,597,548	4,916,112	681,436		14%
Five year Treasury note rate at period end	4.33%	4.13%	20	bps	5%
Average five year Treasury note rate	4.46%	3.69%	77	bps	21%
Prime rate at period end	8.50%	8.25%	25	bps	3%
Average Prime rate	8.50%	8.16%	34	bps	4%
One month term SOFR at period end	5.34%	5.14%	20	bps	4%
Average one month term SOFR	5.33%	5.04%	29	bps	6%

*See table titled, "Average Balance Sheets and Interest Rates (FTE)" for detail of Net interest income (FTE).

(dollars in thousands)			Variance
As of and for the six months ended June 30,	2024	2023	$/bp		%

Net interest income	$122,092	$124,001	$(1,909)		-2%
Net interest income (FTE)*	122,279	124,319	(2,040)		-2%
Net interest spread (FTE)*	2.50%	2.98%	(48	)bps	-16%
Net interest margin (FTE)*	3.23%	3.50%	(27	)bps	-8%
Average interest earning assets	$7,613,591	$7,162,736	$450,855		6%
Average interest bearing liabilities	5,566,338	4,862,307	704,031		14%
Five year Treasury note rate at period end	4.33%	4.13%	20	bps	5%
Average five year Treasury note rate	4.30%	3.75%	55	bps	15%
Prime rate at period end	8.50%	8.25%	25	bps	3%
Average Prime rate	8.50%	7.93%	57	bps	7%
One month term SOFR at period end	5.34%	5.14%	20	bps	4%
Average one month term SOFR	5.33%	4.82%	51	bps	11%

*See table titled, "Average Balance Sheets and Interest Rates (FTE)" for detail of Net interest income (FTE).

NIM and net interest spread calculations above exclude the sold portion of certain participation loans, which totaled $2 million and $4 million at June 30, 2024 and December 31, 2023, respectively. These sold loans are on Bancorp’s balance sheet as required by GAAP because Bancorp retains some form of effective control; however, Bancorp receives no interest income on the sold portion. These participation loans sold are excluded from NIM and spread analysis, as Bancorp believes it provides a more accurate depiction of loan portfolio performance.

At June 30, 2024, Bancorp’s loan portfolio consisted of approximately 71% fixed and 29% variable rate loans. At inception, most of Bancorp’s fixed rate loans are priced in relation to the five year treasury. Bancorp’s variable rate loans are typically indexed to either Prime or SOFR, generally repricing as those rates change. At June 30, 2024, approximately 60% and 40% of Bancorp’s variable rate loan portfolio was indexed to Prime and SOFR, respectively.

Prime rate, the five year Treasury note rate and one month term SOFR are included in the preceding table to provide a general indication of the interest rate environment in which Bancorp has operated during the past 12 months. The FRB increased the FFTR a total of 100 bps in 2023 via four separate 25 bps rate hikes, two of which occurred during the first quarter of 2023. These increases took the FFTR to a range of 5.25% - 5.50%, and Prime to 8.50%, in July of 2023, where each has remained as of June 30, 2024.

The current economic outlook remains volatile, regularly changing as new economic data becomes available and the FRB’s efforts to control inflation continue. Recent projections indicate the potential for multiple rate reductions to occur in the late third/early fourth quarter of 2024. While Bancorp has experienced NIM compression as a result of pricing pressure/competition for both loans and deposits, changing levels of liquidity and an improving-but-still-inverted yield curve, NIM expansion is anticipated during the second half of the year.

Net Interest Income (FTE) – Three months ended June 30, 2024 compared to June 30, 2023

Net interest spread (FTE) and NIM (FTE) were 2.52% and 3.26%, for the three months ended June 30, 2024, compared to 2.84% and 3.42% for the same period in 2023, respectively. NIM during the three months ended June 30, 2024 was significantly impacted by the following:

●

The higher interest rate environment, which has served to benefit interest-earning assets, but has simultaneously driven NIM compression, as the cost of deposits and other funding sources has risen. While the FFTR has remained at a range of 5.25% - 5.50% since mid-2023, the interest rate yield curve remained inverted over the past 12 months, although it began to flatten/improve some during the first half of 2024.

●	Pricing pressure/competition for deposits, which has driven a significant increase in the cost of funds and shift in Bancorp’s deposit mix, as depositors seek higher yielding deposit alternatives.
●

Significant loan growth over the past 12 months that has positively impacted interest income and average interest-earning asset growth, which Bancorp elected to fund with non-deposit sources, namely FHLB borrowings.

Net interest income (FTE) increased $1.0 million, or 2%, for the three months ended June 30, 2024 compared to the same period of 2023, as significant average loan growth and the benefit of higher rates upon average interest earning assets managed to slightly outpace rising funding costs stemming from intense pricing pressure/competition for deposits and increased borrowing activity.

Total average interest earning assets increased $489 million, or 7%, for the three months ended June 30, 2024, as compared to the same period of 2023, attributed to substantial average loan growth that was only partially offset by a decline in average investment securities driven by normal amortization and contractual maturities. However, as a result of a higher interest rate environment, the average rate earned on total average interest earning assets climbed 62 bps to 5.27%.

●

Average total loan balances increased $687 million, or 13%, for the three months ended June 30, 2024, compared to the same period of 2023, with significant growth driven by contributions from every loan category.

●

Average investment securities declined $227 million, or 13%, for the three months ended June 30, 2024 compared to the same period of 2023, the result of normal pay down and maturity activity. Investment in the securities portfolio was minimal over the past 12 months, consistent with funding loan growth and liquidity management.

●

Average FFS and interest bearing due from bank balances increased $27 million, or 20%, for the three months ended June 30, 2024, as a result of increased borrowing activity in addition to utilizing the liquidity provided by the amortization and maturity activity of the investment securities portfolio.

Total interest income (FTE) increased $17.2 million, or 21%, to $100 million for the three months ended June 30, 2024, as compared to the same period of 2023.

●

Interest and fee income (FTE) on loans increased $17.7 million, or 24%, to $90.1 million for the three months ended June 30, 2024, compared to the same period of 2023, driven by the higher rate environment and significant growth. The yield on the overall loan portfolio increased 57 bps to 6.06% for the three months ended June 30, 2024 compared to 5.49% for the same period of the prior year.

●

Consistent with the decline in average investment securities, there was a $1.2 million, or 13%, decrease in interest income (FTE) on the portfolio for the three months ended June 30, 2024 compared to the same period of 2023. The corresponding yield on the portfolio was 2.05% for the three months ended June 30, 2024, matching the yield earned for the prior year period.

●

Interest income on FFS and interest bearing due from bank balances increased $493,000 for the three months ended June 30, 2024, stemming from both a higher FFTR and average balance growth. The yield on these assets increased 41 bps to 5.47% for the three months ended June 30, 2024 compared to the same period of 2023.

Total average interest bearing liabilities increased $681 million, or 14%, to $5.60 billion for the three month period ended June 30, 2024 compared with the same period in 2023.

●

Average interest bearing deposits increased $557 million, or 13%, for the three months ended June 30, 2024 compared to the same period in 2023. Bancorp experienced a $357 million, or 53%, increase in average time deposits and a $162 million, or 16%, increase in average money market deposits as a result of depositors seeking higher-yielding alternatives in the current environment.

●

Average FHLB advances increased $93 million, or 27%, for the three months ended June 30, 2024 compared to the same period of the prior year. In 2023, Bancorp entered into a $200 million term advance in conjunction with three separate interest rate swaps in an effort to secure longer-term funding at a more favorable rate and has utilized overnight borrowings more heavily in the current year to fund loan growth and manage deposit fluctuations.

●

Average SSUAR increased $34 million, or 30%, for the three months ended June 30, 2024 compared to the same period of the prior year, as customer were attracted to the collateralized protection provided by this product.

Total interest expense increased $16.2 million for the three months ended June 30, 2024 compared to the same period of 2023, driven by a significant rise in rates paid on deposits and increased borrowing activity. As a result, the cost of interest bearing liabilities increased 94 bps to 2.75% for the three months ended June 30, 2024 compared to the same period of 2023.

●

Total interest bearing deposit expense increased $14.5 million as a result of deposit rate increases, $10.7 of which was attributed to time deposit and money market deposits, as customers continued to shift to higher-yielding deposit products. This activity resulted in a 101 bps increase in the cost of interest bearing deposits for the three months ended June 30, 2024 compared to the same period of the prior year. While Bancorp expects pricing pressure/competition stemming from the higher rate environment to continue into the future, the pace of deposit cost expansion has started to moderate.

●

Interest expense on FHLB borrowings increased $1.3 million, or 33%, for the three months ended June 30, 2024, as compared to same period of the prior year, driven by both increased borrowing activity and higher costs associated with overnight borrowings.

●	Interest expense on SSUAR increased $395,000 for the three months ended June 30, 2024, as compared to the same period of the prior year, consistent with average balance growth and rising rates.

Net Interest Income (FTE) – Six months ended June 30, 2024 compared to June 30, 2023

Net interest spread (FTE) and NIM (FTE) were 2.50% and 3.23%, for the six months ended June 30, 2024, compared to 2.98% and 3.50% for the same period in 2023, respectively. NIM during the six months ended June 30, 2024 was significantly impacted by the following:

●

The higher interest rate environment, which has served to benefit interest-earning assets, but has simultaneously driven NIM compression, as the cost of deposits and other funding sources has risen. While the FFTR has remained at a range of 5.25% - 5.50% since mid-2023, the interest rate yield curve remained inverted over the past 12 months, although it has flattened/improved some during 2024.

●	Pricing pressure/competition for deposits, which has driven a significant increase in the cost of funds and shift in Bancorp’s deposit mix, as depositors seek higher yielding deposit alternatives.
●

Significant loan growth over the past 12 months that has positively impacted interest income and average interest-earning asset growth, which Bancorp elected to fund with non-deposit sources, namely FHLB borrowings.

Net interest income (FTE) decreased $2.0 million, or 2%, for the six months ended June 30, 2024 compared to the same period of 2023, as significant average loan growth and the benefit of higher rates upon average interest earning assets were outpaced by rising funding costs stemming from intense pricing pressure/competition for deposits and increased borrowing activity.

Total average interest earning assets increased $451 million, or 6%, for the six months ended June 30, 2024, as compared to the same period of 2023, attributed to substantial average loan growth that was only partially offset by a decline in average investment securities associated with normal amortization and contractual maturities. As a result of a higher interest rate environment, the average rate earned on total interest earning assets climbed 62 bps to 5.20%.

●

Average total loan balances increased $629 million, or 12%, for the six months ended June 30, 2024, compared to the same period of 2023, with significant growth driven by contributions from every loan category.

●

Average investment securities declined $202 million, or 12%, for the six months ended June 30, 2024 compared to the same period of 2023, the result of normal pay down and maturity activity. Investment in the securities portfolio was minimal over the past 12 months, consistent with funding loan growth and liquidity management.

●

Average FFS and interest bearing due from bank balances increased $20 million, or 15%, for the six months ended June 30, 2024, as a result of increased borrowing activity in addition to utilizing the liquidity provided by the amortization and maturity of the investment securities portfolio.

Total interest income (FTE) increased $34.2 million, or 21%, to $197.0 million for the six months ended June 30, 2024, as compared to the same period of 2023.

●

Interest and fee income (FTE) on loans increased $34.7 million, or 25%, to $176.0 million for the six months ended June 30, 2024, compared to the same period of 2023, driven by the higher rate environment and significant growth. The yield on the overall loan portfolio increased 60 bps to 6.01% for the six months ended June 30, 2024 compared to 5.41% for the same period of the prior year.

●

Consistent with the decline in average investment securities, there was a $2.0 million, or 11%, decrease in interest income (FTE) on the portfolio for the six months ended June 30, 2024 compared to the same period of 2023. The corresponding yield on the portfolio was 2.06% for both the six months ended June 30, 2024 and 2023.

●

Interest income on FFS and interest bearing due from bank balances increased $1.0 million, or 31%, for the six months ended June 30, 2024, stemming from a combination of a higher FFTR and average balance growth. The yield on these assets increased 67 bps to 5.47% for the six months ended June 30, 2024 compared to the same period of 2023.

Total average interest bearing liabilities increased $704 million, or 14%, to $5.57 billion for the six month period ended June 30, 2024 compared with the same period in 2023.

●

Average interest bearing deposits increased $568 million, or 13%, for the six months ended June 30, 2024 compared to the same period in 2023. Bancorp experienced a $415 million increase in average time deposits and a $148 million increase in average money market deposits compared to the prior year period as a result of depositors seeking higher-yielding alternatives in the current environment.

●

Average FHLB advances increased $102 million, or 40%, for the six months ended June 30, 2024 compared to the same period of the prior year. In 2023, Bancorp entered into a $200 million term advance in conjunction with three separate interest rate swaps in an effort to secure longer-term funding at a more favorable rate and has utilized overnight borrowings more heavily in the current year to fund loan growth and manage deposit fluctuations.

●

Average SSUAR increased $39 million, or 33%, for the six months ended June 30, 2024 compared to the same period of the prior year, as customer were attracted to the collateralized protection provided by this product.

Total interest expense increased $36.2 million for the six months ended June 30, 2024 compared to the same period of 2023, driven by a significant rise in rates paid on deposits and increased borrowing activity. As a result, the cost of interest bearing liabilities increased 110 bps to 2.70% for the six months ended June 30, 2024 compared to the same period of 2023.

●

Total interest bearing deposit expense increased $32.9 million as a result of deposit rate increases, $23.9 million of which was attributed to time deposit and money market deposits, as customers continued to shift to higher-yielding deposit products. This activity resulted in a 116 bps increase in the cost of interest bearing deposits for the six months ended June 30, 2024 compared to the same period of the prior year. While Bancorp expects pricing pressure/competition stemming from the higher rate environment to continue into the future, the pace of deposit cost expansion has started to moderate.

●

Interest expense on FHLB borrowings increased $2.6 million, or 45%, for the six months ended June 30, 2024, as compared to same period of the prior year, driven by both increased borrowing activity and higher costs associated with overnight borrowings.

●	Interest expense on SSUAR increased $870,000 for the six months ended June 30, 2024, as compared to the same period of the prior year, consistent with average balance growth and rising rates.

Average Balance Sheets and Interest Rates (FTE) – Three-Month Comparison

	Three months ended June 30,
	2024			2023
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest earning assets:
Federal funds sold and interest bearing due from banks	$158,512	$2,157	5.47%	$131,958	$1,664	5.06%
Mortgage loans held for sale	6,204	74	4.80	8,420	77	3.67
Investment securities:
Taxable	1,411,990	7,125	2.03	1,632,337	8,299	2.04
Tax-exempt	79,875	488	2.46	86,708	496	2.29
Total securities	1,491,865	7,613	2.05	1,719,045	8,795	2.05

Federal Home Loan Bank stock	29,735	470	6.36	25,074	275	4.40
Loans	5,973,801	90,081	6.06	5,286,597	72,397	5.49
Total interest earning assets	7,660,117	100,395	5.27	7,171,094	83,208	4.65
Less allowance for credit losses on loans	83,293			77,884
Non-interest earning assets:
Cash and due from banks	73,360			78,977
Premises and equipment, net	112,085			103,645
Bank owned life insurance	87,754			85,449
Goodwill	194,074			194,074
Accrued interest receivable and other	202,638			39,546
Total assets	$8,246,735			$7,594,901

Interest bearing liabilities:
Deposits:
Interest bearing demand	$2,321,626	$11,661	2.02%	$2,218,096	$7,784	1.41%
Savings	430,537	298	0.28	495,644	323	0.26
Money market	1,190,120	9,101	3.08	1,028,302	4,594	1.79
Time	1,029,521	10,563	4.13	672,557	4,380	2.61
Total interest bearing deposits	4,971,804	31,623	2.56	4,414,599	17,081	1.55

Securities sold under agreements to repurchase	147,327	771	2.10	113,051	376	1.33
Federal funds purchased	10,127	139	5.52	13,602	170	5.01
Federal Home Loan Bank advances	441,484	5,263	4.79	348,352	3,962	4.56
Subordinated debentures	26,806	486	7.29	26,508	545	8.25

Total interest bearing liabilities	5,597,548	38,282	2.75	4,916,112	22,134	1.81
Non-interest bearing liabilities:
Non-interest bearing demand deposits	1,515,708			1,781,338
Accrued interest payable and other	255,246			97,565
Total liabilities	7,368,502			6,795,015
Stockholders’ equity	878,233			799,886
Total liabilities and stockholders' equity	$8,246,735			$7,594,901
Net interest income		$62,113			$61,074
Net interest spread			2.52%			2.84%
Net interest margin			3.26%			3.42%

Average Balance Sheets and Interest Rates (FTE) – Six-Month Comparison

	Six months ended June 30,
	2024			2023
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest earning assets:
Federal funds sold and interest bearing due from banks	$156,251	$4,253	5.47%	$136,369	$3,245	4.80%
Mortgage loans held for sale	5,417	105	3.90	7,446	118	3.20
Investment securities:
Taxable	1,454,815	14,782	2.04	1,649,093	16,745	2.05
Tax-exempt	80,317	970	2.43	87,641	1,016	2.34
Total securities	1,535,132	15,752	2.06	1,736,734	17,761	2.06

Federal Home Loan Bank stock	25,428	938	7.42	20,311	440	4.37
Loans	5,891,363	175,988	6.01	5,261,876	141,284	5.41
Total interest earning assets	7,613,591	197,036	5.20	7,162,736	162,848	4.58
Less allowance for credit losses on loans	82,882			76,678
Non-interest earning assets:
Cash and due from banks	72,317			78,969
Premises and equipment, net	110,083			104,005
Bank owned life insurance	87,459			85,179
Goodwill	194,074			194,074
Accrued interest receivable and other	205,407			38,926
Total assets	$8,200,049			$7,587,211

Interest bearing liabilities:
Deposits:
Interest bearing demand	$2,341,571	$23,582	2.03%	$2,258,717	$14,534	1.30%
Savings	432,474	597	0.28	510,197	663	0.26
Money market	1,220,623	18,591	3.06	1,072,393	8,756	1.65
Time	1,020,606	20,719	4.08	605,887	6,627	2.21
Total interest bearing deposits	5,015,274	63,489	2.55	4,447,194	30,580	1.39

Securities sold under agreements to repurchase	156,153	1,702	2.19	117,525	832	1.43
Federal funds purchased	10,144	275	5.45	14,915	347	4.69
Federal Home Loan Bank advances	357,967	8,260	4.64	256,215	5,696	4.48
Subordinated debentures	26,800	1,031	7.74	26,458	1,074	8.19

Total interest bearing liabilities	5,566,338	74,757	2.70	4,862,307	38,529	1.60
Non-interest bearing liabilities:
Non-interest bearing demand deposits	1,508,155			1,829,554
Accrued interest payable and other	255,940			106,568
Total liabilities	7,330,433			6,798,429
Stockholders’ equity	869,616			788,782
Total liabilities and stockholders' equity	$8,200,049			$7,587,211
Net interest income		$122,279			$124,319
Net interest spread			2.50%			2.98%
Net interest margin			3.23%			3.50%

Supplemental Information - Average Balance Sheets and Interest Rates (FTE)

●

Average loan balances include the principal balance of non-accrual loans, as well as unearned income such as loan premiums, discounts, fees/costs and exclude participation loans accounted for as secured borrowings. Participation loans accounted for as secured borrowings averaged $2 million and $5 million for the three month periods ended June 30, 2024 and 2023, respectively. Participation loans accounted for as secured borrowings averaged $3 million and $5 million for the six month periods ended June 30, 2024 and 2023, respectively.

●

Interest income on a FTE basis includes additional amounts of interest income that would have been earned if investments in certain tax-exempt interest earning assets had been made in assets subject to federal taxes yielding the same after-tax income. Interest income on municipal securities and tax-exempt loans has been calculated on a FTE basis using a federal income tax rate of 21%. Approximate tax equivalent adjustments to interest income were $91,000 and $145,000 for the three month periods ended June 30, 2024 and 2023, respectively, and $187,000 and $318,000 for the six month periods ended June 30, 2024 and 2023, respectively.

●

Interest income includes loan fees of $1.4 million and $1.1 million for the three month periods ended June 30, 2024 and 2023, respectively, and $3.0 million for both the six month periods ended June 30, 2024 and 2023, respectively. Interest income on loans may be materially impacted by the level of prepayment fees collected and net accretion income related to acquired loans. Net accretion income related to acquired loans totaled $465,000 and $407,000 for the three-month periods ended June 30, 2024 and 2023, respectively, and $1.3 million and $1.5 million for the six month periods ended June 30, 2024 and 2023, respectively.

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

The results of the interest rate sensitivity analysis performed as of June 30, 2024 were derived from conservative assumptions Bancorp uses in its model, particularly in relation to deposit betas, which measure how responsive management’s deposit repricing may be to changes in market rates based on historical data. Management uses different betas in the rising and falling rate scenarios in an effort to best simulate expected earnings trends. The results presented below reflect an interest rate sensitivity analysis that incorporates a deposit beta of approximately 45% for rising rate scenarios and 39% for falling rate scenarios, respectively. The beta used in the falling rate scenario is the result of management’s expectations of deposit rate decreases given the current characteristics of the deposit portfolio.

Bancorp’s interest rate sensitivity analysis details that increases in interest rates of 100 and 200 bps would have a positive effect on net interest income, while decreases in interest rates of 100 and 200 bps would have a negative impact. These results depict an asset sensitive interest rate risk profile. The increase in net interest income in the rising rate scenarios is primarily due to variable rate loans and short-term investments repricing more quickly than deposits and short-term borrowings. Net interest income decreases in the falling rate scenarios because rates on non-maturity deposits cannot be lowered sufficiently to offset the decline in interest income associated with assets that immediately reprice as rates fall.

	-200	-100	+100	+200
	Basis Points	Basis Points	Basis Points	Basis Points
% Change from base net interest income at June 30, 2024	-2.50%	-1.40%	1.50%	2.90%

Bancorp’s loan portfolio is currently composed of approximately 71% fixed and 29% variable rate loans, with the fixed rate portion pricing generally based on a spread to the five year treasury curve at the time of origination and the variable portion pricing based on an on-going spread to Prime (approximately 60%) or SOFR (approximately 40%).

Periodically, Bancorp enters into interest rate swap transactions with borrowers who desire to hedge exposure to rising interest rates, while at the same time entering into an offsetting interest rate swap, with substantially matching terms, with another approved independent counterparty. These are undesignated derivative instruments and are recognized on the balance sheet at fair value, with changes in fair value recorded in other non-interest income as interest rates fluctuate. Because of matching terms of offsetting contracts, in addition to collateral provisions which mitigate the impact of non-performance risk, changes in fair value subsequent to initial recognition have a minimal effect on earnings and are therefore not included in the simulation analysis results above. For additional information see the Footnote titled “Assets and Liabilities Measured and Reported at Fair Value.”

In addition, Bancorp periodically uses derivative financial instruments as part of its interest rate risk management, including interest rate swaps. These interest rate swaps are designated as cash flow hedges as described in the Footnote titled “Derivative Financial Instruments.” For these derivatives, the effective portion of gains or losses is reported as a component of OCI and is subsequently reclassified into earnings as an adjustment to interest expense in periods in which the hedged forecasted transaction affects earnings.

Provision for Credit Losses

Provision for credit losses on loans at June 30, 2024 represents the amount of expense that, based on Management’s judgment, is required to maintain the ACL for loans at an appropriate level under the CECL model. The determination of the amount of the ACL for loans is complex and involves a high degree of judgment and subjectivity. See the Footnote titled “Basis of Presentation and Summary of Significant Accounting Policies” in Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2023 for detailed discussion regarding Bancorp’s ACL methodology by loan segment.

An analysis of the changes in the ACL for loans, including provision, and selected ratios follow:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2024	2023	2024	2023

Beginning balance	$80,897	$75,673	$79,374	$73,531
Provision for credit losses on loans	1,075	2,150	2,250	4,400

Total charge-offs	(347)	(320)	(609)	(690)
Total recoveries	530	207	1,140	469
Net loan (charge-offs) recoveries	183	(113)	531	(221)
Ending balance	$82,155	$77,710	$82,155	$77,710
Average total loans	$5,973,801	$5,286,597	$5,891,363	$5,261,879
Provision for credit losses on loans to average total loans (1)	0.02%	0.04%	0.04%	0.08%
Net loan (charge-offs) recoveries to average total loans (1)	0.00%	0.00%	0.01%	0.00%
ACL for loans to total loans	1.35%	1.43%	1.35%	1.43%
ACL for loans to average total loans	1.38%	1.47%	1.39%	1.48%

(1) Ratios are not annualized

The ACL for loans totaled $82 million as of June 30, 2024 compared to $78 million at June 30, 2023, representing an ACL to total loans ratio of 1.35% and 1.43% for the respective periods.

Provision expense on loans of $1.1 million and $2.3 million was recorded for the three and six month periods ended June 30, 2024, consistent with strong loan growth, slight deterioration in the unemployment forecast and offset by CECL model methodology updates, including a thorough evaluation of qualitative factors. Net recoveries of $183,000 and $531,000 were recorded for the three and six month periods ended June 30, 2024, serving to increase the ACL for loans.

Provision of $2.2 million and $4.4 million was recorded to provision for credit losses on loans for the three and six month periods ended June 30, 2023, respectively. Provision expense for the first half of 2023 was driven by strong loan growth, the establishment of a $1.4 million specific reserve for a large C&I relationship, and qualitative factor adjustments associated with the rising rate environment. Further, net charge off activity for the three and six months ended June 30, 2023 totaled $113,000 and $221,000, respectively, which slightly reduced the ACL for loans.

While separate from the ACL for loans and recorded in other liabilities on the consolidated balance sheets, the ACL for off balance sheet credit exposures also experienced an increase between December 31, 2023 and June 30, 2024. Provision for credit loss expense for off balance sheet credit exposures of $225,000 and $475,000 was recorded for the three and six month periods ended June 30, 2024, driven largely by increased availability within the C&D portfolio. The ACL for off balance sheet credit exposures totaled $6.3 million as of June 30, 2024.

Provision for credit loss expense for off balance sheet credit exposures of $200,000 and $575,000 was recorded for the three and six month periods ended June 30, 2023. The ACL for off balance sheet credit exposures was $5 million as of June 30, 2023.

Bancorp’s loan portfolio is well-diversified with no significant concentrations of credit. Geographically, most loans are extended to borrowers in Louisville, central, eastern and northern Kentucky, as well as the Indianapolis, Indiana and Cincinnati, Ohio metropolitan markets. The adequacy of the ACL is monitored on an ongoing basis and it is the opinion of management that the balance of the ACL at June 30, 2024 is adequate to absorb probable losses inherent in the loan portfolio as of the financial statement date.

Non-interest Income

	Three months ended June 30,				Six months ended June 30,
(dollars in thousands)	2024	2023	$ Variance	% Variance	2024	2023	$ Variance	% Variance

Wealth management and trust services	$10,795	$10,146	$649	6%	$21,566	$19,673	$1,893	10%
Deposit service charges	2,180	2,201	(21)	(1)	4,316	4,350	(34)	(1)
Debit and credit card income	4,923	4,712	211	4	9,605	9,194	411	4
Treasury management fees	2,825	2,549	276	11	5,450	4,867	583	12
Mortgage banking income	1,017	1,030	(13)	(1)	1,965	2,068	(103)	(5)
Net investment product sales commissions and fees	800	800	—	—	1,665	1,554	111	7
Bank owned life insurance	595	559	36	6	1,183	1,108	75	7
Gain (loss) on sale of premises and equipment	20	(225)	245	(109)	20	(227)	247	(109)
Other	500	1,088	(588)	(54)	1,156	2,320	(1,164)	(50)
Total non-interest income	$23,655	$22,860	$795	3%	$46,926	$44,907	$2,019	4%

Total non-interest income increased $795,000, or 3%, and $2.0 million, or 4%, for the three and six month periods ended June 30, 2024 compared to the same periods of 2023, respectively. Non-interest income comprised 27.6% and 27.8% of total revenues, defined as net interest income and non-interest income, for the three and six month periods ended June 30, 2024 compared to 27.3% and 26.6%% for the same periods of 2023. WM&T services comprised 45.6% and 46.0% of total non-interest income for the three and six month periods ended June 30, 2024 compared to 44.4% and 43.8% for the same periods of 2023.

WM&T Services:

The magnitude of WM&T revenue distinguishes Bancorp from other community banks of similar asset size. WM&T revenue increased $649,000, or 6%, and $1.9 million, or 10%, for the three and six month periods ended June 30, 2024, as compared with the same periods of 2023, consistent with strong equity market appreciation, net new business expansion and higher quarterly fee income.

Recurring fees earned for managing accounts are based on a percentage of market value of AUM and are typically assessed on a monthly basis. Recurring fees, which generally comprise the vast majority of WM&T revenue, increased $527,000, or 5%, and $1.6 million, or 9% for the three and six month periods ended June 30, 2024, as compared with the same periods of 2023. The increases were driven largely by the factors noted in the preceding paragraph.

A portion of WM&T revenue, most notably executor and certain employee benefit plan-related fees, are non-recurring in nature and the timing of these revenues corresponds with the related administrative activities. For this reason, such fees are subject to greater period over period fluctuation. Total non-recurring fees increased $121,000 and $246,000 for the three and six month periods ended June 30, 2024, as compared with the same periods of 2023, driven by increased estate fee income.

AUM, stated at market value, totaled $7.48 billion at June 30, 2024 compared with $6.98 billion at June 30, 2023 and $7.16 billion at December 31, 2023. The increase in AUM between June 30, 2023 and June 30, 2024 is attributed to strong equity market appreciation experienced over the past year in addition to net new business expansion.

Contracts between WM&T and their customers do not permit performance-based fees and accordingly, none of the WM&T revenue is performance based. Management believes the WM&T department will continue to factor significantly in Bancorp’s financial results and provide strategic diversity to revenue streams.

Detail of WM&T Service Income by Account Type:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023

Investment advisory	$4,174	$3,973	$8,486	$7,655
Personal trust	3,876	3,653	7,650	7,015
Personal investment retirement	1,886	1,706	3,706	3,386
Company retirement	413	378	824	740
Foundation and endowment	334	286	664	569
Custody and safekeeping	57	85	116	171
Brokerage and insurance services	2	3	4	8
Other	53	62	116	129
Total WM&T services income	$10,795	$10,146	$21,566	$19,673

The preceding table demonstrates that WM&T fee revenue is concentrated within investment advisory and personal trust accounts. WM&T fees are predominantly based on AUM and tailored for individual/company accounts and/or relationships with fee structures customized based on account type and other factors, with larger relationships paying a lower percentage of AUM in fees. For example, recurring AUM fee structures are in place for investment management, irrevocable and revocable trusts, personal investment retirement accounts and accounts holding only fixed income securities. WM&T also provides company retirement plan services, which can consist of a one-time conversion fee with recurring AUM fees to follow. While there are also fee structures for estate settlements, income received is typically non-recurring in nature. Fee structures are agreed upon at the time of account opening and any subsequent revisions are communicated in writing to the customer. As previously mentioned, WM&T fees earned are not performance-based nor are they based on investment strategy or transactions. Bancorp also earns management fees on in-house investments funds acquired from CB.

AUM by Account Type:

AUM (not included on balance sheet) increased from $7.16 billion at December 31, 2023 to $7.48 billion at June 30, 2024 as follows:

	June 30, 2024			December 31, 2023
(in thousands)	Managed	Non-managed (1)	Total	Managed	Non-managed (1)	Total
Investment advisory	$2,692,222	$67,424	$2,759,646	$2,591,561	$72,028	$2,663,589
Personal trust	1,884,074	513,858	2,397,932	1,922,294	459,103	2,381,397
Personal investment retirement	916,398	18,666	935,064	848,800	17,854	866,654
Company retirement	52,333	639,585	691,918	57,486	510,294	567,780
Foundation and endowment	504,636	7,559	512,195	471,609	23,413	495,022
Subtotal	$6,049,663	$1,247,092	$7,296,755	$5,891,750	$1,082,692	$6,974,442
Custody and safekeeping	—	181,867	181,867	—	185,638	185,638
Total AUM	$6,049,663	$1,428,959	$7,478,622	$5,891,750	$1,268,330	$7,160,080

(1)	Non-managed assets represent those for which the WM&T department does not hold investment discretion.

As of June 30, 2024 and December 31, 2023, approximately 81% and 82% of AUM were actively managed, respectively. Company retirement plan accounts consist primarily of participant-directed assets. The amount of custody and safekeeping accounts are insignificant to overall WM&T operations.

Managed AUM by Class of Investment:

(in thousands)	June 30, 2024	December 31, 2023

Interest bearing deposits	$389,230	$442,820
Treasury and government agency obligations	221,215	240,848
State, county and municipal obligations	354,915	297,314
Money market mutual funds	62,047	68,617
Equity mutual funds	1,344,362	1,225,210
Other mutual funds - fixed, balanced and municipal	535,014	551,141
Other notes and bonds	190,821	199,146
Common and preferred stocks	2,625,948	2,474,186
Common trust funds and collective investment funds	46,919	84,996
Real estate mortgages	370	373
Real estate	45,566	40,224
Other miscellaneous assets (1)	233,256	266,875
Total managed assets	$6,049,663	$5,891,750

(1) Includes client directed instruments such as rights, warrants, annuities, insurance policies, unit investment trusts, and oil and gas rights.

Managed assets are invested in instruments for which market values can be readily determined, the majority of which are sensitive to market fluctuations and consist of approximately 66% in equities and 34% in fixed income securities as of June 30, 2024, compared to 64% and 36% as of December 31, 2023. This composition has remained relatively consistent from period to period.

Additional Sources of Non-interest income:

Deposit service charges, which consist of non-sufficient funds charges and to a lesser extent, other activity based charges, decreased $21,000, or 1%, and $34,000, or 1%, for the three and six month periods ended June 30, 2024, as compared with the same periods of 2023. Consistent with the banking industry generally, Bancorp has experienced a steady decline in the volume of fees earned on overdrawn checking accounts over the past several years. This trend has been driven by lower check presentment volume, which has in turn led to fewer overdrawn accounts in general. Further, Bancorp anticipates that future growth of this revenue stream could be significantly impacted by changing industry practices. Bancorp could be faced with strategic decisions surrounding deposit-related service charges in the future, which could negatively impact the contributions made by this, or similar, revenue streams.

Debit and credit card income consists of interchange revenue, ancillary fees and incentives received from card processors. Debit and credit card revenue increased $211,000, or 4%, and $411,000, or 4%, for the three and six month periods ended June 30, 2024, as compared with the same periods of 2023. The increases were driven by interchange income expansion and higher transaction volume. Total debit card income increased $32,000, or less than 1%, and $50,000, or 1%, and total credit card income increased $179,000, or 13%, and $361,000, or 13% for the three and six month periods ended June 30, 2024, compared the same periods of the prior year. While Bancorp generally expects this revenue stream to grow with continued expansion of the customer base, interchange rate compression and fluctuations in business and consumer spend levels could serve as challenges to future growth.

Treasury management fees primarily consist of fees earned for cash management services provided to commercial customers. This category continues to stand out as a consistent, growing source of revenue for Bancorp and increased $276,000, or 11%, and $583,000, or 12%, for the three and six month periods ended June 30, 2024, as compared with the same periods of 2023, driven by expansion, increased transaction volume, growing international services and new product sales. Bancorp anticipates this income category will continue to increase based on continued customer base growth and the expanding suite of services offered within Bancorp’s treasury management platform.

Mortgage banking income primarily includes gains on sales of mortgage loans and net loan servicing income offset by MSR amortization. Bancorp’s mortgage banking department predominantly originates residential mortgage loans to be sold in the secondary market, primarily to FNMA and FHLMC. Bancorp offers conventional, VA, FHA and GNMA financing for purchases and refinances, as well as programs for first-time homebuyers. Interest rates on mortgage loans directly influence the volume of business transacted by the mortgage-banking department. Mortgage banking revenue decreased $13,000, or 1%, and $103,000, or 5%, for the three and six month periods ended June 30, 2024, as compared with the same periods of 2023, driven by an overall decline in origination volume stemming from higher interest rates and generally low housing inventory compared to prior periods.

Net investment product sales commissions and fees are generated primarily on stock, bond and mutual fund sales, as well as wrap fees earned on brokerage accounts. Wrap fees represent charges for investment programs that bundle together a suite of services, such as brokerage, advisory, research and management and are based on a percentage of account assets. Bancorp deploys its financial advisors primarily through its branch network via an arrangement with a third party broker-dealer, while larger managed accounts are generally serviced by Bancorp’s WM&T group. Net investment product sales commissions and fees were unchanged for the three month period ended June 30, 2024 and increased $111,000, or 7%, for the six month periods ended June 30, 2024, as compared with the same periods of 2023.

BOLI assets represent the cash surrender value of life insurance policies on certain active and non-active employees who have provided consent for Bancorp to be the beneficiary for a portion of such policies. The related change in cash surrender value and any death benefits received under the policies are recorded as non-interest income and serves to offset the cost of various employee benefits. BOLI income increased $36,000, or 6%, and $75,000, or 7%, for the three and six month periods ending June 30, 2024 compared to the same periods of the prior year, which was attributed to general market appreciation within the policy plans over the past year.

A gain of $20,000 on the sale of premises and equipment was recorded for the three and six month periods ended June 30, 2024. Activity for the three and six month periods ended June 30, 2023 was the result of the sale of certain acquired properties that overlapped with existing locations.

Other non-interest income decreased $588,000, or 54%, and $1.2 million, or 50%, for the three and six month periods ended June 30, 2024 compared with the same periods of 2023. The decrease was driven largely by Bancorp’s decision not to renew the insurance captive in late 2023, which contributed approximately $536,000 and $1.1 million of other non-interest income for the three and six month periods ended June 30, 2023.

Non-interest Expenses

	Three months ended June 30,				Six months ended June 30,
(dollars in thousands)	2024	2023	$ Variance	% Variance	2024	2023	$ Variance	% Variance

Compensation	$24,634	$22,107	$2,527	11%	$48,855	$44,003	$4,852	11%
Employee benefits	5,086	5,061	25	0	10,962	10,114	848	8
Net occupancy and equipment	3,819	3,514	305	9	7,489	7,413	76	1
Technology and communication	4,894	4,219	675	16	9,963	8,470	1,493	18
Debit and credit card processing	1,811	1,706	105	6	3,557	3,125	432	14
Marketing and business development	1,596	1,784	(188)	(11)	2,671	2,879	(208)	(7)
Postage, printing and supplies	913	889	24	3	1,839	1,763	76	4
Legal and professional	1,185	819	366	45	2,300	1,616	684	42
FDIC insurance	1,161	779	382	49	2,273	1,914	359	19
Amortization of investments in tax credit partnerships	-	324	(324)	(100)	-	647	(647)	(100)
Capital and deposit based taxes	673	607	66	11	1,303	1,246	57	5
Intangible amortization	1,051	1,172	(121)	(10)	2,103	2,352	(249)	(11)
Other	2,286	2,819	(533)	(19)	4,755	5,572	(817)	(15)
Total non-interest expenses	$49,109	$45,800	$3,309	7%	$98,070	$91,114	$6,956	8%

Total non-interest expenses increased $3.3 million, or 7%, and $7.0 million, or 8%, for the three and six month periods ended June 30, 2024 compared to the same periods of 2023. Compensation and employee benefits comprised 60.5% and 61.0% of Bancorp’s total non-interest expenses for the three and six month periods ended June 30, 2024, compared to 59.3% and 59.4% for the same periods of 2023.

Compensation, which includes salaries, incentives, bonuses and stock based compensation, increased $2.5 million, or 11%, and $4.9 million, or 11%, for the three and six month periods ended June 30, 2024, as compared with the same periods of 2023. The increases were attributed to annual merit-based salary increases, higher bonus accruals and to a lesser extent, increased incentive compensation. Net full time equivalent employees totaled 1,062 at June 30, 2024 compared to 1,075 at December 31, 2023 and 1,056 at June 30, 2023.

Employee benefits consists of all personnel-related expense not included in compensation, with the most significant items being health insurance, payroll taxes and employee retirement plan contributions. Employee benefits increased $25,000, or less than 1%, and $848,000, or 8%, for the three and six month periods ended June 30, 2024, as compared with the same periods of 2023, driven mainly by an increase in health insurance claims activity.

Net occupancy and equipment expenses primarily include depreciation, rent, property taxes, utilities and maintenance. Costs of capital asset additions flow through the statement of income over the lives of the assets in the form of depreciation expense. Net occupancy expense increased $305,000, or 9%, and $76,000, or 1%, for the three and six month periods ended June 30, 2024, as compared with the same periods of 2023. The increase for the three month period was attributed largely to the centralization of WM&T employees from the Louisville market into one location in the fourth quarter of 2023. The increase for the six month period was marginal. At June 30, 2024, Bancorp’s branch network consisted of 72 locations throughout Louisville, central, eastern and Northern Kentucky, as well as the MSAs of Indianapolis, Indiana and Cincinnati, Ohio.

Technology and communication expenses include computer software usage and licensing fees, equipment depreciation and expenditures related to investments in technology needed to maintain and improve the quality of customer delivery channels, information security and internal resources. Technology expense increased $675,000, or 16%, and $1.5 million, or 18%, for the three and six month periods ended June30, 2024 compared to the same periods of 2023, consistent with Bancorp’s growth and continued investment in technology, including various security and compliance-related software upgrades.

Bancorp outsources processing for debit and commercial credit card operations, which generate significant revenue for the Company. These expenses typically fluctuate consistent with transaction volumes. Debit and credit card processing expense increased $105,000, or 6%, and $432,000, or 14%, for the three and six month periods ending June 30, 2024 compared to the same periods of last year, driven by increased transaction volume and customer base expansion.

Marketing and business development expenses include all costs associated with promoting Bancorp, including community support, retaining customers and acquiring new business. Marketing and business development expenses decreased $188,000, or 11%, and $208,000, or 7%, for the three and six month periods ending June 30, 2024, as compared to the same periods of 2023. The decreases stemmed largely from lower advertising and to a lesser extent, lower customer entertainment expenses compared to the prior year.

Postage, printing and supplies expense increased $24,000, or 3%, and $76,000, or 4%, for the three and six month periods ended June 30, 2024 compared to the same periods of 2023, consistent with Bancorp’s expansion over the past 12 months.

Legal and professional fees increased $366,000, or 45%, and $684,000, or 42%, for the three and six month periods ended June 30, 2024 compared to the same periods of the prior year, driven by increased compliance-related consulting projects associated with Bancorp approaching $10 billion in total assets in addition to higher collections-related expense.

FDIC insurance expense increased $382,000, or 49%, and $359,000, or 19%, for the three and six month periods ended June 30, 2024, as compared to the same periods of 2023, consistent with Bancorp’s growth and the FDIC-mandated uniform assessment base rate, which was increased during the second quarter of the prior year.

Effective January 1, 2024, Bancorp adopted ASU 2023-02 and began booking tax credit amortization expense for all historical and low income tax credit projects as a component of income tax expense via the proportional amortization method. Such expense had previously been recorded as a component of non-interest expenses. As such, no tax credit amortization expense was recorded as non-interest expense for the three and six month periods ended June 30, 2024. Expense of $324,000 and $647,000 was recorded in relation to amortization of tax credit investments for the three and six month periods ended June 30, 2023, respectively.

Capital and deposit based taxes, which consist primarily of capital-based local income taxes and franchise taxes, increased $66,000, or 11%, and $57,000, or 5%, for the three and six month periods ended June 30, 2024 compared to the same periods of 2023. Bancorp’s capital and deposit based tax expense is based on gross revenues appropriated to the state of Ohio (the only state Bancorp operates in with a capital-based deposit tax).

Intangible amortization expense consists of amortization associated with the CDI of acquired deposit portfolios, as well as an intangible related to customer list of the WM&T business line added through a past acquisition. The intangibles are generally amortized on an accelerated basis over a period of approximately ten years. Intangible amortization expense decreased $121,000, or 10%, and $249,000, or 11%, for the three and six month periods ended June 30, 2024, which is attributed to the accelerated depreciation method for which intangible assets are amortized.

Other non-interest expenses decreased $533,000, or 19%, and $817,000, or 15%, for the three and six month periods ended June 30, 2024, as compared to the same periods of 2023, driven largely by Bancorp’s decision not to renew the insurance captive in late 2023.

Income Tax Expense

A comparison of income tax expense and ETR follows:

	Three months ended June 30,				Six months ended June 30,
(dollars in thousands)	2024	2023	$/bp Variance	% Variance	2024	2023	$ Variance	% Variance

Income before income tax expense	$35,268	$35,639	$(371)	(1)%	$68,223	$72,819	$(4,596)	(6)%
Income tax expense	7,670	7,975	(305)	(4)	14,738	16,107	(1,369)	(8)
Effective tax rate	21.75%	22.38%	(63) bps	(3)	21.60%	22.12%	(52) bps	(2)

Fluctuations in the ETR are primarily attributed to the following:

●

The stock based compensation component of the ETR fluctuates consistent with the level of SAR exercise activity in addition to the levels of PSU and RSA vesting. The ETR was increased by 0.2% for the six months ended June 30, 2024 compared to a reduction of 0.49% for the same period of 2023, consistent with exercise and vesting activity.

●

The cash surrender value of life insurance policies can vary widely from period to period, driven largely by market changes. The related impact is inversely correlated with the ETR generally, with cash surrender value declines typically serving to increase the ETR and vice versa. Changes in the cash surrender value of life insurance policies decreased the ETR by 0.70% and 0.68% for the six months ended June 30, 2024 and 2023, respectively.

●

Bancorp invests in certain partnerships that yield federal income tax credits. Taken as a whole, the tax benefit of these investments exceeds amortization expense, resulting in a positive impact on net income. The timing and magnitude of these transactions may vary widely from period to period. Effective January 1, 2024, Bancorp adopted ASU 2023-02 and began booking tax credit amortization expense for all tax credit projects as a component of income tax expense via the proportional amortization method. The cumulative impact of the adoption of ASU 2023-02 and tax credit amortization for the six months ended June 30, 2024 served to reduce the ETR 1.11%. The ETR was reduced by 0.37% by tax credit activity for the six months ended June 30, 2023.

●	Tax-exempt interest income earned on loans and investment securities reduced the ETR by 0.50% and 0.49% for the six months ended June 30, 2024 and 2023, respectively.
●

Activity related to the Captive, which previously provided tax advantages associated with the tax-deductible/exempt nature of insurance premiums paid to/received by the Captive, reduced the ETR by 0.31% for the six months ended June 30, 2023. Bancorp elected not to renew the Captive during the third quarter of 2023 and subsequently dissolved it as of December 31, 2023. No tax benefit associated with the Captive will be experienced going forward.

Financial Condition – June 30, 2024 Compared to December 31, 2023

Overview

Total assets increased $145 million, or 2%, to $8.32 billion at June 30, 2024 from $8.17 billion at December 31, 2023. The increase for the first six months of 2024 was attributed to substantial loan growth of $300 million, or 5%, which was partially offset by declines of $129 million, or 9%, in the investment securities portfolio and $62 million, or 23%, in cash and cash equivalents.

Total liabilities increased $109 million, or 2%, to $7.42 billion at June 30, 2024 from $7.31 billion at December 31, 2023, as a $102 million, or 2%, decline in deposits was outpaced by a $200 million increase in FHLB advances.

Stockholders’ equity increased $36 million, or 4%, to $895 million at June 30, 2024 from $858 million at December 31, 2023. Net income of $53.5 million was offset by $17.6 million of dividends declared during the first half of 2024. A $2.5 million increase in retained earnings was recorded in relation to the adoption of ASU 2023-02 effective January 1, 2024, but was largely offset with a $2.2 million decrease in AOCI associated with changes in the interest rate environment and the corresponding impact on the valuation of the AFS debt securities portfolio and cash flow hedging derivatives.

Cash and Cash Equivalents

Cash and cash equivalents decreased $62 million, or 23%, ending at $204 million at June 30, 2024 compared to $266 million at December 31, 2023, which was mainly the result of both loan funding activity and deposit contraction experienced during the first half of 2024.

Investment Securities

The primary purpose of the investment securities portfolio is to provide another source of interest income, as well as a tool for liquidity management. In managing the composition of the balance sheet, Bancorp seeks a balance between earnings sources, credit and liquidity considerations.

Investment securities decreased $129 million, or 9%, to $1.34 billion at June 30, 2024 compared to $1.47 billion at December 31, 2023, driven by scheduled maturity and pay down activity within the portfolio, and to a smaller extent, a decline in the market value of the AFS investment portfolio specifically. There were no investment security purchases during the first half of 2024, as Bancorp has prioritized liquidity amidst continued loan growth and deposit portfolio fluctuations.

FHLB Stock

FHLB stock holdings increased $15 million to $31 million at June 30, 2024 compared to $16 million at December 31, 2023. The increase was driven by FHLB borrowing activity during the first six months of 2024, as FHLB members are required to hold certain levels of FHLB stock in relation to the amount of their borrowings. Overnight borrowing activity increased during the first six months of 2024, as a result of strong loan growth and deposit contraction. Bancorp’s FHLB stock holdings will fluctuate consistent with borrowing activity from period to period.

Loans

Total loans increased $300 million, or 5%, from December 31, 2023 to June 30, 2024, $221 million of which occurred during the second quarter. While the substantial loan growth experienced during the first six months of 2024 is attributed to contributions from every loan category, C&D and C&I lines of credit stood out, as both categories experienced growth of over 10%, respectively.

While total line of credit utilization has improved since hitting pandemic-era lows in early 2021, line of credit usage has remained below pre-pandemic levels, as customers generally continue to utilize cash in lieu of higher costing lines of credit. Further, the addition of new lines, particularly within the C&D and C&I portfolio segments, has increased availability over the past several quarters, but utilization of the new lines has been relatively slow. Total line of credit utilization improved to 41.1% as of June 30, 2024, compared to 39.2% at December 31, 2023, while C&I utilization ended at 30.8% and 28.6% for the same periods, respectively.

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

CRE represents the largest segment of Bancorp’s loan portfolio, totaling $2.60 billion, or 43%, of total loans as of June 30, 2024. While a combination of sustained higher interest rates and rising central business district vacancies across the country have created credit and collateral concerns within the CRE sector generally, Bancorp believes the quality of its CRE portfolio, and the overall loan portfolio, remains solid.

Office building exposure, which is a sub-segment of CRE and perceived to be of particular risk in the current environment, is a smaller component of Bancorp’s loan portfolio, totaling $538 million, or 9%, of total loans as of June 30, 2024. Approximately $213 million, or 40%, of Bancorp’s office building exposure is medical-related, which in management’s opinion presents reduced risk compared other CRE uses. In addition, approximately $288 million, or 53%, of the office building exposure is owner-occupied and is generally accompanied by a full commercial relationship. This sub-segment is concentrated in Bancorp’s primary markets, with no exposure to large office towers and minimal exposure to central business districts, and continues to perform well with minimal substandard/non-accrual and past due loans as of June 30, 2024.

Bancorp occasionally enters into loan participation agreements with other banks to diversify credit risk. For certain participation loans sold, Bancorp has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their ownership share of the loan without permission from Bancorp. GAAP requires the participated portion of these loans to be recorded as secured borrowings. These participated loans are included in the C&I and CRE loan portfolio segments with a corresponding liability recorded in other liabilities. At June 30, 2024 and December 31, 2023, the total participated portion of loans of this nature totaled $2 million and $4 million, respectively.

The following table presents the maturity distribution (based on contractual maturity) and rate sensitivity of the total loan portfolio as of June 30, 2024:

	Maturity
	Within one	After one but within	After five but within	Ater fifteen	Total	% of Total
June 30, 2024 (in thousands)	year	five years	fifteen years	years
Fixed rate	$357,564	$2,011,366	$1,015,305	$906,910	$4,291,145	71%
Variable rate	710,712	593,355	446,875	28,876	1,779,818	29%
Total loans	$1,068,276	$2,604,721	$1,462,180	$935,786	$6,070,963	100%

In the event where Bancorp structures a loan with a maturity exceeding five years (typically CRE loans), an automatic rate adjustment will typically be set in place at five years from origination date to limit interest rate sensitivity.

Non-performing Loans and Assets

Information summarizing non-performing loans and assets follows:

(dollars in thousands)	June 30, 2024	December 31, 2023

Non-accrual loans	$17,371	$19,058
Modifications to borrowers experiencing financial difficulty	-	-
Loans past due 90 days or more and still accruing	186	110
Total non-performing loans	17,557	19,168

Other real estate owned	10	10
Total non-performing assets	$17,567	$19,178

Non-performing loans to total loans	0.29%	0.33%
Non-performing assets to total assets	0.21%	0.23%
ACL for loans to total non-performing loans	468%	414%

As of June 30, 2024, non-accrual loans totaled $17 million compared to $19 million at December 31, 2023. The decrease in total non-accrual loans between December 31, 2023 and June 30, 2024 stemmed mainly from the payoffs of two larger and unrelated relationships that were on non-accrual status as of December 31, 2023.

Non-performing assets as of June 30, 2024 consisted of approximately 120 loans, ranging in individual amounts up to $3 million, and one residential real estate property held as OREO.

Delinquent Loans

Delinquent loans (consisting of all loans 30 days or more past due) totaled $32 million and $17 million at June 30, 2024 and December 31, 2023. Delinquent loans to total loans were 0.52% and 0.30% at June 30, 2024 and December 31, 2023, respectively. The increase in delinquent loans over this period was driven by approximately 50 owner-occupied residential real estate loans totaling $8 million that were 30 days past due and a $5 million C&I relationship that was in the process of renewal as of June 30, 2024. $7 million of the previously mentioned residential real estate loans and the $5 million C&I relationship became current in the subsequent month.

Classified Loans

Classified loans, which consist of loans defined as OAEM, substandard, substandard non-performing (including non-accrual loans discussed above) and doubtful, totaled $167 million and $96 million at June 30, 2024 and December 31, 2023. The increase over this period was driven by loans classified as OAEM and substandard, which increased $46 million and $26 million over this period, respectively.

Loans classified as OAEM have potential weaknesses requiring management’s heightened attention that may result in deterioration of repayment prospects on the loan or of Bancorp’s credit position at some future date. OAEM loans totaled $81 million and $34 million as of June 30, 2024 and December 31, 2023, respectively. The increase in OAEM loans experienced between December 31, 2023 and June 30, 2024 was driven by a small number of relationships that were downgraded to OAEM, with one C&I relationship representing $16 million of the increase. As of June 30, 2024, $75 million, or 94%, of loan classified as OAEM were current with their contractual payments.

Loans classified as substandard are inadequately protected by the paying capacity of the obligor or the collateral pledged, if any. Substandard loans totaled $69 million and $43 million as of June 30, 2024 and December 31, 2023, respectively. The increase in substandard loans experienced between December 31, 2023 and June 30, 2024 was attributed largely to three relationships within the CRE and C&I portfolios that were downgraded to substandard, representing $24 million of the increase. As of June 30, 2024, $66 million, or 96%, of loans classified as substandard were current with their contractual payments.

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

Bancorp’s ACL for loans was $82 million as of June 30, 2024 compared to $79 million as of December 31, 2023. Provision expense for credit losses on loans of $2.3 million was recorded for the six months ended June 30, 2024, consistent with strong loan growth, slight deterioration in the unemployment forecast and offset by  CECL model methodology updates, including a thorough evaluation of qualitative factors. Net recoveries of $531,000 were recorded for the six months ended June 30, 2024.

The ACL for loans calculation and resulting credit loss expense is significantly impacted by changes in forecasted economic conditions. Should the forecast for economic conditions change, Bancorp could experience further adjustments in its required ACL for loans credit loss expense.

The following table sets forth the ACL by category of loan:

	June 30, 2024			December 31, 2023
(dollars in thousands)	Allocated Allowance	% of Total ACL on loans	ACL for loans to Total Loans	Allocated Allowance	% of Total ACL on loans	ACL for loans to Total Loans

Commercial real estate - non-owner occupied	$13,032	16%	0.79%	$22,133	28%	1.42%
Commercial real estate - owner occupied	9,719	12%	1.03%	11,667	15%	1.29%
Total commercial real estate	22,751	28%	0.88%	33,800	43%	1.37%

Commercial and industrial - term	21,629	27%	2.50%	14,359	18%	1.66%
Commercial and industrial - lines of credit	5,825	7%	1.19%	6,495	8%	1.48%
Total commercial and industrial	27,454	34%	2.03%	20,854	26%	1.60%

Residential real estate - owner occupied	13,325	16%	1.78%	9,316	12%	1.31%
Residential real estate - non-owner occupied	4,248	5%	1.16%	4,282	5%	1.19%
Total residential real estate	17,573	21%	1.58%	13,598	17%	1.27%

Construction and land development	10,029	12%	1.71%	7,593	10%	1.43%
Home equity lines of credit	1,147	2%	0.51%	1,660	2%	0.79%
Consumer	2,552	3%	1.69%	1,407	2%	0.97%
Leases	411	0%	2.38%	220	0%	1.42%
Credit cards	238	0%	0.99%	242	0%	1.02%
Total	$82,155	100%	1.35%	$79,374	100%	1.38%

The allocation of the ACL for loans amongst respective segments of the loan portfolio experienced a shift between December 31, 2023 and June 30, 2024, most notably within the CRE and C&I segments. This shift was driven by a thorough evaluation of the qualitative factors within the CECL methodology performed during the second quarter as part of Bancorp’s analysis, which resulted in a larger allocation of the ACL to the C&I segment and a reduced allocation of the ACL to the CRE segment.

The larger qualitative allocation that had previously been assigned to the CRE portfolio stemmed from pandemic-era concerns surrounding certain concentrations within this segment and subsequent concerns related to the impact of rising interest rates. As the CRE portfolio has continued to perform despite higher interest rates and the prospect of interest rate decreases are on the horizon, these original concerns have been alleviated. Further, there has been minimal charge-off activity within the CRE portfolio for several quarters and delinquent loans within the segment have trended downward. Considering all of these factors, management believes a lower qualitative allocation to the CRE portfolio was warranted.

Offsetting the reduced qualitative allocation for the CRE portfolio as of June 30, 2024 was an increased qualitative allocation for the C&I portfolio. C&I concerns were driven by both recent and long-term charge off activity being concentrated in this portfolio, increased specific reserves, and higher levels of OAEM and substandard loans within the C&I segment. Further, C&I customers have generally been more strained by current economic conditions and the dramatic increase in interest rates due to exposure to the variable rate structure of many C&I loans. As such, management believes a higher qualitative allocation to the C&I portfolio was warranted.

The table below details net charge-offs to average loans outstanding by category of loan for the three and six month periods ended June 30, 2024 and 2023, respectively.

	2024			2023
Three months ended June 30, (dollars in thousands)	Net (charge offs)/ recoveries	Average Loans	Net (charge offs)/ recoveries to average loans	Net (charge offs)/ recoveries	Average Loans	Net (charge offs)/ recoveries to average loans

Commercial real estate - non-owner occupied	$17	$1,634,732	0.00%	$17	$1,437,661	0.00%
Commercial real estate - owner occupied	45	939,610	0.00%	-	855,213	0.00%
Total commercial real estate	62	2,574,342	0.00%	17	2,292,874	0.00%

Commercial and industrial - term	235	864,421	0.03%	(57)	780,562	-0.01%
Commercial and industrial - lines of credit	-	463,905	0.00%	62	433,484	0.01%
Total commercial and industrial	235	1,328,326	0.02%	5	1,214,046	0.00%

Residential real estate - owner occupied	(2)	738,216	0.00%	(32)	637,308	-0.01%
Residential real estate - non-owner occupied	-	364,223	0.00%	1	328,374	0.00%
Total residential real estate	(2)	1,102,439	0.00%	(31)	965,682	0.00%

Construction and land development	-	560,765	0.00%	-	441,800	0.00%
Home equity lines of credit	-	218,366	0.00%	-	200,078	0.00%
Consumer	(56)	148,456	-0.04%	(102)	136,861	-0.07%
Leases	-	16,977	0.00%	-	13,474	0.00%
Credit cards	(56)	24,130	-0.23%	(2)	21,782	-0.01%
Total	$183	$5,973,801	0.00%	$(113)	$5,286,597	0.00%

	2024			2023
Six months ended June 30, (dollars in thousands)	Net (charge offs)/ recoveries	Average Loans	Net (charge offs)/ recoveries to average loans	Net (charge offs)/ recoveries	Average Loans	Net (charge offs)/ recoveries to average loans

Commercial real estate - non-owner occupied	$33	$1,606,327	0.00%	$36	$1,424,844	0.00%
Commercial real estate - owner occupied	49	926,546	0.01%	-	848,716	0.00%
Total commercial real estate	82	2,532,873	0.00%	36	2,273,560	0.00%

Commercial and industrial - term	465	861,799	0.05%	(128)	781,921	-0.02%
Commercial and industrial - lines of credit	204	456,150	0.04%	149	444,372	0.03%
Total commercial and industrial	669	1,317,949	0.05%	21	1,226,293	0.00%

Residential real estate - owner occupied	(1)	726,608	0.00%	(22)	622,368	0.00%
Residential real estate - non-owner occupied	-	361,479	0.00%	2	323,484	0.00%
Total residential real estate	(1)	1,088,087	0.00%	(20)	945,852	0.00%

Construction and land development	-	549,561	0.00%	-	443,260	0.00%
Home equity lines of credit	2	215,497	0.00%	(12)	200,370	-0.01%
Consumer	(155)	147,048	-0.11%	(162)	137,776	-0.12%
Leases	-	16,444	0.00%	-	13,429	0.00%
Credit cards	(66)	23,904	-0.28%	(84)	21,336	-0.39%
Total	$531	$5,891,363	0.01%	$(221)	$5,261,876	0.00%

While separate from the ACL for loans and recorded in other liabilities on the consolidated balance sheets, the ACL for off balance sheet credit exposures also experienced an increase between December 31, 2023 and June 30, 2024. Provision for credit loss expense for off balance sheet credit exposures of $225,000 and $475,000 was recorded for the three and six month periods ended June 30, 2024, driven largely by increased availability within the C&D portfolio. The ACL for off balance sheet credit exposures totaled $6.3 million as of June 30, 2024.

Premises and Equipment

Premises and equipment are presented on the consolidated balance sheets net of related depreciation on the respective assets, as well as fair value adjustments associated with purchase accounting. Premises and equipment increased $10 million, or 10%, between December 31, 2023 and June 30, 2024, which was primarily the result of right-of-use lease asset additions. Bancorp’s branch network currently consists of 72 locations throughout Louisville, central, eastern and northern, Kentucky, as well as the Indianapolis, Indiana and Cincinnati, Ohio markets.

Premises held for sale totaling $2.3 million and $2.5 million was recorded on Bancorp’s consolidated balance sheets as of June 30, 2024 and December 31, 2023, which consists of three vacant parcels of land, a former administrative building and one former branch location.

Goodwill

At June 30, 2024 and December 31, 2023, Bancorp had $194 million in goodwill recorded on its balance sheet. Goodwill of $58 million and $123 million is attributed to the acquisitions of CB and KB in 2022 and 2021, respectively. Additionally, Goodwill totaling $12 million and $682,000 is attributed to the acquisitions of KSB and Austin State Bank in 2019 and 1996, respectively. The acquisition of TBOC in 2013 resulted in a bargain purchase gain.

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

Core Deposit and Customer List Intangibles

CDIs and CLIs arising from business acquisitions are initially measured at fair value and are then amortized on an accelerated method based on their useful lives. As of June 30, 2024 and December 31, 2023, Bancorp’s CDI assets totaled $11 million and $12 million, respectively. As of both June 30, 2024 and December 31, 2023, Bancorp’s CLI assets were $8 million and attributed entirely to the WM&T segment.

Other Assets and Other Liabilities

Other assets increased $12 million, or 4%, to $300 million between December 31, 2023 and June 30, 2024. Other liabilities increased $13 million, or 5%, to $260 million over the same period. The increases in both other assets and other liabilities stemmed mainly from market value appreciation in Bancorp’s interest rate swap assets and recording additional investment in tax credit partnerships.

Bancorp enters into interest rate swap transactions with borrowers who desire to hedge exposure to interest rate movements, while at the same time entering into an offsetting interest rate swap, with substantially matching terms, with another approved independent counterparty. These are undesignated derivative instruments and are recognized on the balance sheet at fair value via both an asset and a related liability as Bancorp has an agreement with the borrower (the asset) and the counterparty (the liability). Because of the matching terms of offsetting contracts and collateral provisions mitigating any non-performance risk, change in fair value have an offsetting effect on the related asset and liability.

Bancorp investments in tax credit partnerships in part because they provide an economical means of achieving CRA goals. When an investment is entered into, Bancorp records the asset while also recording a related liability for the future contribution requirements associated with it. For this reason, such investments have generally had an offsetting impact when they are initially recorded.

Deposits

Total deposits decreased $102 million, or 2%, from December 31, 2023 to June 30, 2024. The decline for the first half of 2024 is attributed largely to both normal seasonal runoff of public funds deposits, which typically peak during the fourth quarter of each year and gradually dissipate in the following months, and declines in deposit balances held on Bancorp’s balance sheet in relation to our WM&T business. The deposits associated with the WM&T business can fluctuate as clients hold more/less cash and the timing of potential outflows due to investment of funds in the market. However, average total deposits increased $247 million, or 4%, for the six months ended June 30, 2024 compared to the same period of the prior year, attributed largely to successful time deposit promotions.

Bancorp continues to experience a shift in the deposit portfolio mix, as customers continue to seek higher-yielding alternatives to low-rate or non-interest bearing deposits in the higher rate environment. As a result, the cost of interest-bearing deposits rose to 2.55% for the six months ended June 30, 2024, compared to 1.39% for the same period of the prior year, with the cost of total deposits (including non-interest deposits) rising to 1.96% from 0.98%. While deposit costs continued to place pressure on NIM through the first half of 2024, they have started to moderate.

Securities Sold Under Agreements to Repurchase

SSUAR were flat between December 31, 2023 and June 30, 2024, standing at $153 million for both periods, respectively. However, average SSUARs increased $39 million, or 33%, for the six months ended June 30, 2024 compared to the same period of the prior year, as customers were attracted to the collateralized protection offered by this product.

SSUAR represent a funding source of Bancorp and are used by commercial customers in conjunction with collateralized corporate cash management accounts. Such repurchase agreements are considered financing agreements and mature within one business day from the transaction date. At June 30, 2024 and December 31, 2023, all of these financing arrangements had overnight maturities and were secured by government sponsored enterprise obligations and government agency mortgage-backed securities that were owned and controlled by Bancorp.

SSUAR are collateralized by securities and are treated as financings; accordingly, the securities involved with the agreements are recorded as assets and are held by a safekeeping agent and the obligations to repurchase the securities are reflected as liabilities. All securities underlying the agreements are under the Bancorp’s control.

Federal Funds Purchased

FFP and other short-term borrowing balances decreased $3 million, or 22%, between December 31, 2023 and June 30, 2024. At June 30, 2024, FFP related mainly to excess liquidity held by downstream correspondent bank customers of Bancorp.

Subordinated Debentures

Bancorp owns the following unconsolidated trust subsidiaries: Commonwealth Statutory Trust III, Commonwealth Statutory Trust IV and Commonwealth Statutory Trust V. The sole assets of the trust subsidiaries represent the proceeds of offerings loaned in exchange for subordinated debentures with similar terms to the TPS. The TPS are treated as part of Tier 1 Capital. The subordinated note and related interest expense are included in Bancorp’s consolidated financial statements. The subordinated notes are currently redeemable at Bancorp’s option on a quarterly basis. As of June 30, 2024 and December 31, 2023, subordinated notes totaled $27 million, respectively.

FHLB Advances

FHLB advances outstanding at June 30, 2024 and December 31, 2023 totaled $400 million and $200 million, respectively. While total advances for both periods included a $200 million three-month rolling advance related to three separate interest rate swaps (cash flow hedges) that were entered into during 2023 in an effort to secure longer-term funding at more attractive rates, a $200 million overnight advance was also utilized as of June 30, 2024. For more information related to the interest rate swaps noted above, see the footnote titled, “Derivative Financial Instruments.”

Overnight advances have been utilized more frequently during the six months ended June 30, 2024 as a result of substantial loan growth and deposit fluctuations. As a result, average FHLB advances increased $102 million, or 40%, for the six months ended June 30, 2024 compared to the same period of the prior year, with the average cost increasing 16 bps to 4.64%.

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

Bancorp’s most liquid assets are comprised of cash and due from banks, FFS and AFS debt securities. FFS and interest bearing deposits totaled $119 million and $171 million at June 30, 2024 and December 31, 2023, respectively. The decrease experienced for the first six months of 2024 is attributed mainly to loan funding activity and deposit balance contraction. FFS normally have overnight maturities while interest-bearing deposits in banks are accessible on demand. These investments are generally used for daily liquidity purposes.

The fair value of the AFS debt security portfolio was $962 million and $1.03 billion at June 30, 2024 and December 31, 2023, respectively. The decrease in AFS debt security portfolio for the first six months of 2024 was attributed to scheduled maturities and normal pay down activity within the portfolio, and to much lesser extent, market value depreciation during the period. The investment portfolio (HTM and AFS) includes total cash flows on amortizing debt securities of approximately $450 million (based on assumed prepayment speeds as of June 30, 2024) expected over the next 12 months, including $278 million of contractual maturities. Combined with FFS and interest bearing deposits from banks, AFS debt securities offer substantial resources to meet either loan growth or reductions in Bancorp’s deposit funding base. Bancorp pledges portions of its investment securities portfolio to secure public funds, cash balances of certain WM&T accounts and SSUAR. At June 30, 2024, the total carrying value of investment securities pledged for these purposes comprised 62% of the debt securities portfolio, leaving approximately $504 million of unpledged debt securities, compared to 67% and $480 million at December 31, 2023, respectively.

Bancorp’s deposit base consists mainly of core deposits, which are defined as demand, savings, and money market deposit accounts, time deposits less than or equal to $250,000, and excludes public funds and brokered deposits. At June 30, 2024, such deposits totaled $5.76 billion and represented 88% of Bancorp’s total deposits, as compared with $5.78 billion, or 87% of total deposits at December 31, 2023. Because these core deposits are less volatile and are often tied to other products of Bancorp through long lasting relationships, they do not place undue pressure on liquidity. However, given the intense, industry-wide deposit pricing pressure that is currently being experienced, deposits may generally be more sensitive to market rates, with potential decreases possibly straining Bancorp’s liquidity position.

As of June 30, 2024 and December 31, 2023, Bancorp held brokered deposits totaling $203,000 and $597,000, respectively.

Included in total deposit balances at June 30, 2024 are $535 million in public funds generally comprised of accounts with local government agencies and public school districts in the markets in which Bancorp operates. At December 31, 2023, public funds deposits totaled $613 million, the decrease experienced during the first six months of 2024 was attributed largely to normal seasonal public funds run-off.

Bancorp is a member of the FHLB of Cincinnati. As a member of the FHLB, Bancorp has access to credit products of the FHLB. Bancorp views these borrowings as a potential low cost alternative to brokered deposits. At June 30, 2024 and December 31, 2023, available credit from the FHLB totaled $1.23 billion and $1.33 billion, respectively. Bancorp also had unsecured FFP lines with correspondent banks totaling $80 million at both June 30, 2024 and December 31, 2023, respectively.

During the normal course of business, Bancorp enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through Bancorp’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of Bancorp’s liquidity.

Bancorp’s principal source of cash is dividends paid to it as the sole shareholder of the Bank. As discussed in the Footnote titled “Commitments and Contingent Liabilities,” as of January 1st of any year, the Bank may pay dividends in an amount equal to the Bank’s net income of the prior two years less any dividends paid for the same two years. At June 30, 2024, the Bank could pay an amount equal to $170 million in dividends to Bancorp without regulatory approval subject to ongoing capital requirements of the Bank.

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

Bancorp provides customers with off-balance sheet credit support through loan commitments and standby letters of credit. Unused loan commitments increased $53 million, or 2%, as of June 30, 2024 compared to December 31, 2023, as a result of increases in line of credit availability.

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

The ACL for off balance sheet credit exposures, which is separate from the ACL for loans and recorded in other liabilities on the consolidated balance sheets, was $6.3 million and $5.9 million as of June 30, 2024 and December 31, 2023, respectively. Provision expense for off balance sheet credit exposures of $475,000 was recorded for the six month period ended June 30, 2024, driven largely by increased availability within the C&D portfolio.

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

See the footnote titled “Commitments and Contingent Liabilities” for additional information regarding commitments.

Capital

At June 30, 2024, stockholders’ equity totaled $895 million, representing an increase of $36 million, or 4%, compared to December 31, 2023. The increase for the six months ended June 30, 2024 was attributed to recording net income of $53.5 million, which was offset by $17.6 million of dividend declared, serving to grow stockholder’s equity for the period. A $2.5 million increase in retained earnings was recorded in relation to the adoption of ASU 2023-02 effective January 1, 2024, but was largely offset with a $2.2 million decrease in AOCI associated with changes in the interest rate environment and the corresponding impact on the valuation of the AFS debt securities portfolio and cash flow hedging derivatives. See the “Condensed Consolidated Statement of Changes in Stockholders’ Equity” for further detail of changes in equity.

Bancorp’s TCE ratio and tangible book value per share, both non-GAAP disclosures, experienced improvement between December 31, 2023 and June 30, 2024, which stemmed largely from recording net income of $53.5 million. TCE was 8.42% at June 30, 2024 compared to 8.09% at December 31, 2023, while tangible book value per share was $23.22 at June 30, 2024, compared to $21.95 at December 31, 2023. See the section titled “Non-GAAP Financial Measures” for reconcilement of non-GAAP to GAAP measures.

In May 2023, Bancorp’s Board of Directors extended its share repurchase program authorizing the repurchase of up to 1 million shares, or approximately 4% of Bancorp’s total common shares outstanding at the time. The plan, which will expire in May 2025 unless otherwise extended or completed at an earlier date, does not obligate Bancorp to repurchase any specific dollar amount or number of shares prior to the plan’s expiration. No shares were repurchased in 2023, nor the first six months of 2024, as Bancorp continues to prioritize capital preservation and liquidity management. As of June 30, 2024, approximately 741,000 shares remain eligible for repurchase under the current repurchase plan.

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

Capital ratios as of June 30, 2024 increased compared December 31, 2023, as a result of strong operating results, which helped offset substantial risk-weighted asset growth from the loan portfolio. Bancorp continues to exceed the regulatory requirements for all calculations. Bancorp and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB and the FDIC, in addition to the capital conservation buffer.

Banking regulators have categorized the Bank as well-capitalized. To meet the definition of well-capitalized for prompt corrective action requirements, a bank must have a minimum 6.5% Common Equity Tier 1 Risk-Based Capital ratio, 8.0% Tier 1 Risk-Based Capital ratio, 10.0% Total Risk-Based Capital ratio and 5.0% Tier 1 Leverage ratio.

Additionally, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, Bancorp and the Bank must hold a 2.5% capital conservation buffer composed of Common Equity Tier 1 Risk-Based Capital above the minimum risk-based capital requirements for the Common Equity Tier 1 Risk-Based Capital ratio, Tier 1 Risk-Based Capital ratio and Total Risk-Based Capital ratio necessary to be considered adequately-capitalized. At June 30, 2024, the adequately-capitalized minimums, including the capital conservation buffer, were a 7.0% Common Equity Tier 1 Risk-Based Capital ratio, 8.5% Tier 1 Risk-Based Capital ratio and 10.5% Total Risk-Based Capital ratio.

As previously noted, Bancorp is the 100% owner of three unconsolidated trust subsidiaries. The sole assets of the trust subsidiaries represent the proceeds of offerings loaned in exchange for subordinated debentures with similar terms to the TPS. The TPS are treated as part of Tier 1 Capital. The subordinated note and related interest expense are included in Bancorp’s consolidated financial statements. The subordinated notes are currently redeemable at Bancorp’s option on a quarterly basis. As of June 30, 2024 and December 31, 2023, subordinated notes totaled $27 million, respectively.

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

Non-GAAP Financial Measures

The following table provides a reconciliation of total stockholders’ equity in accordance with GAAP to tangible stockholders’ equity (TCE), a non-GAAP disclosure. Bancorp provides the TCE per share, a non-GAAP measure, in addition to those defined by banking regulators, based on its widespread use by investors as a means to evaluate capital adequacy:

(dollars in thousands, except per share data)	June 30, 2024	December 31, 2023

Total stockholders' equity - GAAP (a)	$894,535	$858,103
Less: Goodwill	(194,074)	(194,074)
Less: Core deposit and other intangibles	(18,201)	(20,304)
Tangible common equity - Non-GAAP (c)	$682,260	$643,725

Total assets - GAAP (b)	$8,315,325	$8,170,102
Less: Goodwill	(194,074)	(194,074)
Less: Core deposit and other intangibles	(18,201)	(20,304)
Tangible assets - Non-GAAP (d)	$8,103,050	$7,955,724

Total stockholders' equity to total assets - GAAP (a/b)	10.76%	10.50%
Tangible common equity to tangible assets - Non-GAAP (c/d)	8.42%	8.09%

Total shares outstanding (e)	29,388	29,329

Book value per share - GAAP (a/e)	$30.44	$29.26
Tangible common equity per share - Non-GAAP (c/e)	23.22	21.95

The efficiency ratio, a non-GAAP measure, equals total non-interest expenses divided by the sum of net interest income FTE and non-interest income. In addition to the efficiency ratio presented, Bancorp considers an adjusted efficiency ratio. Bancorp believes it is important because it provides a comparable ratio after eliminating net gains (losses) on sales, calls, and impairment of investment securities, as well as net gains (losses) on sales of premises and equipment and disposition of any acquired assets, if applicable, and the fluctuation in non-interest expenses related to amortization of investments in tax credit partnerships and non-recurring merger expenses, if applicable.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2024	2023	2024	2023

Total non-interest expenses (a)	$49,109	$45,800	$98,070	$91,114
Less: Amortization of investments in tax credit partnerships	—	(324)	—	(647)
Total non-interest expenses - Non-GAAP (c)	$49,109	$45,476	$98,070	$90,467

Total net interest income, FTE	$62,113	$61,074	$122,279	$124,319
Total non-interest income	23,655	22,860	46,926	44,907
Total revenue - Non-GAAP (b)	85,768	83,934	169,205	169,226
Less: Gain/loss on sale of premises and equipment	(20)	225	(20)	227
Less: Gain/loss on sale of securities	—	—	—	—
Total adjusted revenue - Non-GAAP (d)	$85,748	$84,159	$169,185	$169,453

Efficiency ratio - Non-GAAP (a/b)	57.26%	54.57%	57.96%	53.84%
Adjusted efficiency ratio - Non-GAAP (c/d)	57.27%	54.04%	57.97%	53.39%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table shows information relating to the repurchase of shares of common stock by Bancorp during the three months ended June 30, 2024.

	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Average price paid per share	Maximum number of shares that may yet be purchased under the plans or programs

April 1 - April 30	1,670	$51.88	—	$—
May 1 - May 31	2,575	52.85	—	—
June 1 - June 30	2,348	51.75	—	—
Total	6,593	$52.21	—	$—	741,196

(1)	Shares repurchased during the three month period ended June 30, 2024 represent shares withheld to pay taxes due.

In May 2023, Bancorp’s Board of Directors extended its share repurchase program authorizing the repurchase of up to 1 million shares, or approximately 4% of Bancorp’s total common shares outstanding at the time. The plan, which will expire in May 2025 unless otherwise extended or completed at an earlier date, does not obligate Bancorp to repurchase any specific dollar amount or number of shares prior to the plan’s expiration. No shares were repurchased in 2023 or 2024, as Bancorp continues to prioritize capital preservation and liquidity management. As of June 30, 2024, approximately 741,000 shares remain eligible for repurchase under the current repurchase plan.

There were no equity securities of the registrant sold without registration during the quarter covered by this report.

Item 5.	Other Information

(c) During the three months ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits.

The following exhibits are filed or furnished as a part of this report:

Exhibit Number	Description of exhibit
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 902 of the Sarbanes-Oxley Act

101	The following materials from Stock Yards Bancorp Inc.’s Form 10-Q Report for the quarterly period ended June 30, 2024 formatted in inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from Stock Yards Bancorp Inc.’s Form 10-Q Report for the quarterly period ended June 30, 2024 formatted in inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STOCK YARDS BANCORP, INC. (Registrant)

Date: August 6, 2024	By: /s/ James A. Hillebrand James A. Hillebrand Chairman and CEO (Principal Executive Officer)

Date: August 6, 2024	/s/ T. Clay Stinnett T. Clay Stinnett EVP, Treasurer and CFO (Principal Financial Officer)