Form 10-Q
period 2024-09-30
Stock Yards Bancorp, Inc.
filed 2024-11-05
CIK 835324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

or

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

The number of shares outstanding of the registrant’s Common Stock, no par value, as of October 31, 2024, was 29,412,747.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2024 (unaudited) and December 31, 2023 (in thousands, except share data)

	September 30,	December 31,
	2024	2023
Assets
Cash and due from banks	$108,825	$94,466
Federal funds sold and interest bearing due from banks	144,241	171,493
Total cash and cash equivalents	253,066	265,959

Mortgage loans held for sale, at fair value	4,822	6,056
Available for sale debt securities (amortized cost of $958,606 in 2024 and $1,154,153 in 2023, respectively)	861,832	1,031,179
Held to maturity debt securities (fair value of $352,430 in 2024 and $408,519 in 2023, respectively)	374,912	439,837
Federal Home Loan Bank stock, at cost	29,419	16,236
Loans	6,278,133	5,771,038
Allowance for credit losses on loans	(85,343)	(79,374)
Net loans	6,192,790	5,691,664

Premises and equipment, net	111,335	101,174
Premises held for sale	2,332	2,502
Bank owned life insurance	88,744	86,927
Accrued interest receivable	26,439	26,830
Goodwill	194,074	194,074
Core deposit intangible	9,929	11,944
Customer list intangible	7,220	8,360
Other assets	280,366	287,360
Total assets	$8,437,280	$8,170,102

Liabilities
Deposits:
Non-interest bearing	$1,508,203	$1,548,624
Interest bearing	5,217,870	5,122,124
Total deposits	6,726,073	6,670,748

Securities sold under agreements to repurchase	149,852	152,991
Federal funds purchased	6,442	12,852
Subordinated debentures	26,806	26,740
Federal Home Loan Bank advances	325,000	200,000
Accrued interest payable	2,036	2,094
Other liabilities	266,977	246,574
Total liabilities	7,503,186	7,311,999

Commitments and contingent liabilities (Footnote 12)

Stockholders’ equity
Preferred stock, no par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value. Authorized 40,000,000 shares; issued and outstanding 29,414,000 and 29,329,000 shares in 2024 and 2023, respectively	58,886	58,602
Additional paid-in capital	392,965	385,955
Retained earnings	557,516	506,344
Accumulated other comprehensive loss	(75,273)	(92,798)
Total stockholders’ equity	934,094	858,103
Total liabilities and equity	$8,437,280	$8,170,102

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

For the three and nine months ended September 30, 2024 and 2023 (in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Interest income:
Loans, including fees	$95,689	$78,234	$271,547	$219,329
Federal funds sold and interest bearing due from banks	1,946	1,640	6,199	4,885
Mortgage loans held for sale	47	55	152	173
Federal Home Loan Bank stock	663	499	1,601	939
Investment securities:
Taxable	6,918	8,064	21,700	24,809
Tax-exempt	459	433	1,372	1,320
Total interest income	105,722	88,925	302,571	251,455
Interest expense:
Deposits	33,997	21,360	97,486	51,940
Securities sold under agreements to repurchase	937	597	2,639	1,429
Federal funds purchased and other short-term borrowings	120	157	395	504
Federal Home Loan Bank advances	5,209	4,917	13,469	10,613
Subordinated debentures	480	579	1,511	1,653
Total interest expense	40,743	27,610	115,500	66,139
Net interest income	64,979	61,315	187,071	185,316
Provision for credit losses	4,325	2,775	7,050	7,750
Net interest income after provision expense	60,654	58,540	180,021	177,566
Non-interest income:
Wealth management and trust services	10,931	10,030	32,497	29,703
Deposit service charges	2,314	2,272	6,630	6,622
Debit and credit card income	5,083	4,870	14,688	14,064
Treasury management fees	2,939	2,635	8,389	7,502
Mortgage banking income	1,112	814	3,077	2,882
Net investment product sales commissions and fees	915	791	2,580	2,345
Bank owned life insurance	634	569	1,817	1,677
Gain (loss) on sale of premises and equipment	(59)	302	(39)	75
Other	928	613	2,084	2,933
Total non-interest income	24,797	22,896	71,723	67,803
Non-interest expenses:
Compensation	25,534	23,379	74,389	67,382
Employee benefits	4,629	4,508	15,591	14,622
Net occupancy and equipment	3,775	3,821	11,264	11,234
Technology and communication	4,500	4,236	14,463	12,706
Debit and credit card processing	1,845	1,637	5,402	4,762
Marketing and business development	1,438	1,357	4,109	4,236
Postage, printing and supplies	901	938	2,740	2,701
Legal and professional	968	1,049	3,268	2,665
FDIC insurance	1,095	937	3,368	2,851
Capital and deposit based taxes	825	629	2,128	1,875
Intangible amortization	1,052	1,167	3,155	3,519
Amortization of investments in tax credit partnerships	—	323	—	970
Other	1,890	2,721	6,645	8,293
Total non-interest expenses	48,452	46,702	146,522	137,816
Income before income tax expense	36,999	34,734	105,222	107,553
Income tax expense	7,639	7,642	22,377	23,749
Net income	$29,360	$27,092	$82,845	$83,804
Net income per share - basic	$1.00	$0.93	$2.83	$2.87
Net income per share - diluted	$1.00	$0.92	$2.82	$2.86
Weighted average outstanding shares
Basic	29,299	29,223	29,277	29,208
Diluted	29,445	29,336	29,396	29,347

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

For the three and nine months ended September 30, 2024 and 2023 (in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$29,360	$27,092	$82,845	$83,804
Other comprehensive income (loss):
Change in unrealized gain (loss) on AFS debt securities	32,948	(29,915)	26,200	(22,113)
Change in fair value of derivatives used in cash flow hedge	(6,757)	2,759	(2,929)	5,670
Total other comprehensive income (loss) before income tax effect	26,191	(27,156)	23,271	(16,443)
Income tax effect	6,484	(6,667)	5,746	(4,074)
Total other comprehensive income (loss) net of tax	19,707	(20,489)	17,525	(12,369)
Comprehensive income	$49,067	$6,603	$100,370	$71,435

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

For the three and nine months ended September, 2024 and 2023 (in thousands, except per share data)

					Accumulated
	Common stock		Additional		other	Total
	Shares		paid-in	Retained	comprehensive	stockholders'
	outstanding	Amount	capital	earnings	income (loss)	equity

Balance, January 1, 2024	29,329	$58,602	$385,955	$506,344	$(92,798)	$858,103

Activity for three months ended March 31, 2024:
Net income	—	—	—	25,887	—	25,887
Other comprehensive loss	—	—	—	—	(2,256)	(2,256)
Stock compensation expense	—	—	942	—	—	942
Reclassification adjustment - ASU 2023-02	—	—	—	2,482	—	2,482
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations	65	212	2,825	(4,675)	—	(1,638)
Cash dividends declared, $0.30 per share	—	—	—	(8,809)	—	(8,809)
Shares cancelled	(1)	(2)	(37)	39	—	—
Balance, March 31, 2024	29,393	$58,812	$389,685	$521,268	$(95,054)	$874,711

Activity for three months ended June 30, 2024:
Net income	—	—	—	27,598	—	27,598
Other comprehensive income	—	—	—	—	74	74
Stock compensation expense	—	—	1,008	—	—	1,008
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations	1	3	38	(90)	—	(49)
Cash dividends declared, $0.30 per share	—	—	—	(8,807)	—	(8,807)
Shares cancelled	(6)	(18)	(277)	295	—	—
Balance, June 30, 2024	29,388	$58,797	$390,454	$540,264	$(94,980)	$894,535

Activity for three months ended September 30, 2024:
Net income	—	—	—	29,360	—	29,360
Other comprehensive income	—	—	—	—	19,707	19,707
Stock compensation expense	—	—	922	—	—	922
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations	27	91	1,624	(3,030)	—	(1,315)
Cash dividends declared, $0.31 per share	—	—	—	(9,115)	—	(9,115)
Shares cancelled	(1)	(2)	(35)	37	—	-
Balance, September 30, 2024	29,414	$58,886	$392,965	$557,516	$(75,273)	$934,094

(continued)

(continued)

					Accumulated
	Common stock		Additional		other	Total
	Shares		paid-in	Retained	comprehensive	stockholders'
	outstanding	Amount	capital	earnings	income (loss)	equity

Balance, January 1, 2023	29,259	$58,367	$377,703	$439,898	$(115,536)	$760,432

Activity for three months ended March 31, 2023:
Net income	—	—	—	29,048	—	29,048
Other comprehensive income	—	—	—	—	14,593	14,593
Stock compensation expense	—	—	1,152	—	—	1,152
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations	66	217	3,557	(6,143)	—	(2,369)
Cash dividends declared, $0.29 per share	—	—	—	(8,489)	—	(8,489)
Shares cancelled	(1)	(2)	(21)	24	—	1
Balance, March 31, 2023	29,324	$58,582	$382,391	$454,338	$(100,943)	$794,368

Activity for three months ended June 30, 2023:
Net income	—	—	—	27,664	—	27,664
Other comprehensive loss	—	—	—	—	(6,473)	(6,473)
Stock compensation expense	—	—	1,035	—	—	1,035
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations	—	2	26	(39)	—	(11)
Cash dividends declared, $0.29 per share	—	—	—	(8,501)	—	(8,501)
Shares cancelled	—	(4)	(65)	69	—	—
Balance, June 30, 2023	29,324	$58,580	$383,387	$473,531	$(107,416)	$808,082

Activity for three months ended September 30, 2023:
Net income	—	—	—	27,092	—	27,092
Other comprehensive loss	—	—	—	—	(20,489)	(20,489)
Stock compensation expense	—	—	1,032	—	—	1,032
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations	—	—	(2)	—	—	(2)
Cash dividends declared, $0.30 per share	—	—	—	(8,797)	—	(8,797)
Shares cancelled	(1)	(1)	(18)	19	—	—
Balance, September 30, 2023	29,323	$58,579	$384,399	$491,845	$(127,905)	$806,918

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

For the nine months ended September 30, 2024 and 2023 (in thousands)

	2024	2023
Cash flows from operating activities:
Net income	$82,845	$83,804
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	7,050	7,750
Depreciation, amortization and accretion, net	10,410	15,356
Deferred income tax benefit	(2,222)	(883)
Gain on sale of mortgage loans held for sale	(1,868)	(1,251)
Origination of mortgage loans held for sale	(78,742)	(86,100)
Proceeds from sale of mortgage loans held for sale	81,844	83,422
Bank owned life insurance income	(1,817)	(1,677)
Loss (gain) on the sale of premises and equipment	39	(75)
Loss on other real estate owned	—	250
Stock compensation expense	2,872	3,219
Excess tax benefit from share-based compensation arrangements	(669)	(579)
Net change in accrued interest receivable and other assets	6,326	(106,238)
Net change in accrued interest payable and other liabilities	17,865	79,409
Net cash provided by operating activities	123,933	76,407
Cash flows from investing activities:
Purchases of available for sale debt securities	—	(6,025)
Proceeds from maturities and paydowns of available for sale debt securities	193,504	106,806
Proceeds from maturities and paydowns of held to maturity debt securities	65,195	28,196
Purchases of FHLB stock	(33,711)	(28,800)
Proceeds from redemption of FHLB stock	20,528	13,487
Net change in loans	(506,484)	(414,908)
Purchases of premises and equipment	(6,570)	(5,536)
Proceeds from sale or disposal of premises and equipment	223	1,732
Other investment activities	(10,547)	(12,339)
Net cash used in investing activities	(277,862)	(317,387)
Cash flows from financing activities:
Net change in deposits	55,325	11,555
Net change in securities sold under agreements to repurchase and federal funds purchased	(9,549)	(16,719)
Proceeds from FHLB advances	2,500,000	2,150,000
Repayments of FHLB advances	(2,375,000)	(1,850,000)
Repurchase of common stock	(3,002)	(2,382)
Cash dividends paid	(26,738)	(25,804)
Net cash provided by financing activities	141,036	266,650
Net change in cash and cash equivalents	(12,893)	25,670
Beginning cash and cash equivalents	265,959	167,367
Ending cash and cash equivalents	$253,066	$193,037

(continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (continued)

For the nine months ended September 30, 2024 and 2023 (in thousands)

Supplemental cash flow information:	2024	2023
Interest paid	$115,558	$64,963
Income taxes paid, net of refunds	13,143	28,460
Cash paid for operating lease liabilities	3,567	3,111

Supplemental non-cash activity:
Change in unfunded commitments in tax credit investments	$9,250	$100,046
Dividends payable to stockholders	232	212
Premises and equipment transferred to premises held for sale	—	715

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

To prepare the condensed consolidated financial statements, management must make estimates and assumptions that may require difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates are susceptible to material changes as a result of changes in facts and circumstances. Actual results could differ significantly from those estimates, and the results of operations for the three and nine month periods ended September 30, 2024 do not necessarily indicate the results that Bancorp will achieve for the year ended December 31, 2024, or any other interim period.

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

AFS Debt Securities

The following table summarizes the amortized cost, unrealized gains and losses, and fair value of Bancorp’s AFS debt securities portfolio:

(in thousands)	Amortized	Unrealized
September 30, 2024	cost	Gains	Losses	Fair value

U.S. Treasury and other U.S. Government obligations	$19,999	$-	$(33)	$19,966
Government sponsored enterprise obligations	90,295	127	(3,527)	86,895
Mortgage backed securities - government agencies	714,538	253	(82,543)	632,248
Obligations of states and political subdivisions	130,055	5	(10,863)	119,197
Other	3,719	-	(193)	3,526
Total available for sale debt securities	$958,606	$385	$(97,159)	$861,832

December 31, 2023

U.S. Treasury and other U.S. Government obligations	$119,931	$-	$(3,662)	$116,269
Government sponsored enterprise obligations	104,677	157	(4,987)	99,847
Mortgage backed securities - government agencies	789,145	83	(101,189)	688,039
Obligations of states and political subdivisions	136,579	5	(13,094)	123,490
Other	3,821	-	(287)	3,534
Total available for sale debt securities	$1,154,153	$245	$(123,219)	$1,031,179

HTM Debt Securities

The following table summarizes the amortized cost, unrecognized gains and losses, and fair value of Bancorp’s HTM debt securities portfolio:

(in thousands)	Carrying	Unrecognized
September 30, 2024	value	Gains	Losses	Fair value

U.S. Treasury and other U.S. Government obligations	$153,692	$-	$(1,539)	$152,153
Government sponsored enterprise obligations	25,726	-	(1,478)	24,248
Mortgage backed securities - government agencies	195,494	3	(19,468)	176,029
Total held to maturity debt securities	$374,912	$3	$(22,485)	$352,430

December 31, 2023
U.S. Treasury and other U.S. Government obligations	$203,259	$-	$(4,932)	$198,327
Government sponsored enterprise obligations	26,918	-	(2,457)	24,461
Mortgage backed securities - government agencies	209,660	1	(23,930)	185,731
Total held to maturity debt securities	$439,837	$1	$(31,319)	$408,519

All investment securities classified as HTM by Bancorp as of September 30, 2024 are obligations of the U.S. Government and/or are issued by U.S. Government-sponsored agencies and have an implicit or explicit government guarantee. Therefore, no ACL has been recorded for Bancorp’s HTM securities as of September 30, 2024. Further, as of September 30, 2024, none of Bancorp’s HTM securities were in non-accrual or past due status.

Debt Securities by Contractual Maturity

A summary of AFS and HTM debt securities by contractual maturity as of September 30, 2024 follows:

	AFS Debt Securities		HTM Debt Securities
(in thousands)	Amortized cost	Fair value	Carrying value	Fair value

Due within one year	$25,215	$25,144	$151,741	$150,265
Due after one year but within five years	35,528	34,296	2,644	2,565
Due after five years but within 10 years	94,000	84,166	24,542	23,092
Due after 10 years	89,325	85,978	491	479
Mortgage backed securities - government agencies	714,538	632,248	195,494	176,029
Total	$958,606	$861,832	$374,912	$352,430

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

At September 30, 2024 and December 31, 2023, there were no holdings of debt securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

Accrued interest on the investment securities portfolio (AFS and HTM) totaled $4 million and $6 million at September 30, 2024 and December 31, 2023, respectively. Accrued interest receivable on the investment securities portfolios is included in the condensed consolidated balance sheets.

Securities with a carrying value of $834 million and $991 million were pledged at September 30, 2024 and December 31, 2023, respectively, to secure accounts of commercial depositors in cash management accounts, public deposits and uninsured cash balances for certain WM&T accounts.

Based on an evaluation of available information including security type, counterparty credit quality, past events, current conditions, and reasonable and supportable forecasts that are relevant to collectability, Bancorp has concluded that it expects to receive all contractual cash flows from each security held in its AFS and HTM debt securities portfolio. As such, no allowance or impairment was recorded with respect to investment securities as of September 30, 2024 and December 31, 2023.

Unrealized and Unrecognized Loss Analysis on Debt Securities

Debt securities with unrealized and unrecognized losses at September 30, 2024 and December 31, 2023, aggregated by investment category and length of time securities have been in a continuous unrealized loss position follows:

	AFS Debt Securities
	Less than 12 months		12 months or more		Total
(in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2024	value	losses	value	losses	value	losses

U.S. Treasury and other U.S. Government obligations	$-	$-	$19,966	$(33)	$19,966	$(33)
Government sponsored enterprise obligations	5,916	(16)	77,159	(3,511)	83,075	(3,527)
Mortgage-backed securities - government agencies	-	-	607,428	(82,543)	607,428	(82,543)
Obligations of states and political subdivisions	7,751	(69)	100,646	(10,794)	108,397	(10,863)
Other	-	-	3,526	(193)	3,526	(193)
Total AFS debt securities	$13,667	$(85)	$808,725	$(97,074)	$822,392	$(97,159)

December 31, 2023

U.S. Treasury and other U.S. Government obligations	$-	$-	$116,269	$(3,662)	$116,269	$(3,662)
Government sponsored enterprise obligations	-	-	83,675	(4,987)	83,675	(4,987)
Mortgage-backed securities - government agencies	16,346	(95)	661,195	(101,094)	677,541	(101,189)
Obligations of states and political subdivisions	6,326	(64)	105,179	(13,030)	111,505	(13,094)
Other	-	-	3,534	(287)	3,534	(287)
Total AFS debt securities	$22,672	$(159)	$969,852	$(123,060)	$992,524	$(123,219)

	HTM Debt Securities
	Less than 12 months		12 months or more		Total
(in thousands)	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
September 30, 2024	value	losses	value	losses	value	losses

U.S. Treasury and other U.S. Government obligations	$-	$-	$152,153	$(1,539)	$152,153	$(1,539)
Government sponsored enterprise obligations	402	(4)	23,825	(1,474)	24,227	(1,478)
Mortgage-backed securities - government agencies	-	-	175,821	(19,468)	175,821	(19,468)

Total HTM debt securities	$402	$(4)	$351,799	$(22,481)	$352,201	$(22,485)

December 31, 2023

U.S. Treasury and other U.S. Government obligations	$-	$-	$198,327	$(4,932)	$198,327	$(4,932)
Government sponsored enterprise obligations	455	(1)	23,967	(2,456)	24,422	(2,457)
Mortgage-backed securities - government agencies	-	-	185,504	(23,930)	185,504	(23,930)

Total HTM debt securities	$455	$(1)	$407,798	$(31,318)	$408,253	$(31,319)

Applicable dates for determining when securities are in unrealized and unrecognized loss positions are September 30, 2024 and December 31, 2023. As such, it is possible that a security had a market value lower than its amortized cost on other days during the past 12 months, but is not in the “Less than 12 months” category of the preceding table.

For debt securities with unrealized and unrecognized loss positions, Bancorp evaluates the securities to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or non-credit related factors. Any impairment that is not credit-related is recognized in AOCI, net of tax. Credit-related impairment is recognized as an ACL for debt securities on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Accrued interest receivable is excluded from the estimate of credit losses. Both the ACL and the adjustment to net income may be reversed if conditions change. However, if Bancorp intends to sell an impaired debt security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount would be recognized in earnings with a corresponding adjustment to the security’s amortized cost basis. Because the security’s amortized cost basis is adjusted to fair value, there is no ACL in this situation.

In evaluating debt securities in unrealized and unrecognized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, Bancorp considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition, among other factors. Unrealized and unrecognized losses on Bancorp’s investment securities portfolio have not been recognized as an expense because the securities are of high credit quality, and the decline in fair values is attributable to changes in the prevailing interest rate environment since the purchase date. Fair value is expected to recover as securities reach maturity and/or the interest rate environment returns to conditions similar to when these securities were purchased. These investments consisted of 465 and 498 separate investment positions as of September 30, 2024 and December 31, 2023, respectively. By dollar value, approximately 97% and 98% of the debt securities portfolio was in an loss position as of September 30, 2024 and December 31, 2023, respectively. There were no credit related factors underlying unrealized and unrecognized losses on debt securities at September 30, 2024 and December 31, 2023.

(3)	Loans and Allowance for Credit Losses on Loans

Composition of loans by class follows:

(in thousands)	September 30, 2024	December 31, 2023

Commercial real estate - non-owner occupied	$1,686,448	$1,561,689
Commercial real estate - owner occupied	949,538	907,424
Total commercial real estate	2,635,986	2,469,113

Commercial and industrial - term	865,384	867,380
Commercial and industrial - lines of credit	513,909	439,748
Total commercial and industrial	1,379,293	1,307,128

Residential real estate - owner occupied	783,337	708,893
Residential real estate - non-owner occupied	381,051	358,715
Total residential real estate	1,164,388	1,067,608

Construction and land development	674,918	531,324
Home equity lines of credit	236,819	211,390
Consumer	143,684	145,340
Leases	16,760	15,503
Credits cards	26,285	23,632
Total loans (1)	$6,278,133	$5,771,038

(1) Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs.

Accrued interest receivable on loans, which is excluded from the amortized cost of loans, totaled $22 million and $21 million at September 30, 2024 and December 31, 2023, respectively, and was included in the condensed consolidated balance sheets.

Loans with carrying amounts of $3.32 billion and $3.15 billion were pledged to secure FHLB borrowing capacity at September 30, 2024 and December 31, 2023, respectively.

Loans to directors and their related interests, including loans to companies for which directors are principal owners and executive officers, totaled $74 million and $62 million as of September 30, 2024 and December 31, 2023, respectively.

ACL for Loans

The tables below reflects activity in the ACL for loans:

(in thousands) Three Months Ended September 30, 2024	Beginning Balance	Provision for Credit Losses on Loans	Charge-offs	Recoveries	Ending Balance

Commercial real estate - non-owner occupied	$13,032	$278	$-	$18	$13,328
Commercial real estate - owner occupied	9,719	(352)	-	-	9,367
Total commercial real estate	22,751	(74)	-	18	22,695

Commercial and industrial - term	21,629	201	(658)	67	21,239
Commercial and industrial - lines of credit	5,825	677	-	-	6,502
Total commercial and industrial	27,454	878	(658)	67	27,741

Residential real estate - owner occupied	13,325	1,011	(395)	4	13,945
Residential real estate - non-owner occupied	4,248	685	-	7	4,940
Total residential real estate	17,573	1,696	(395)	11	18,885

Construction and land development	10,029	1,622	-	-	11,651
Home equity lines of credit	1,147	87	-	-	1,234
Consumer	2,552	(6)	(193)	107	2,460
Leases	411	(9)	-	-	402
Credit cards	238	131	(99)	5	275
Total	$82,155	$4,325	$(1,345)	$208	$85,343

(in thousands) Nine Months Ended September 30, 2024	Beginning Balance	Provision for Credit Losses on Loans	Charge-offs	Recoveries	Ending Balance

Commercial real estate - non-owner occupied	$22,133	$(8,856)	$-	$51	$13,328
Commercial real estate - owner occupied	11,667	(2,349)	-	49	9,367
Total commercial real estate	33,800	(11,205)	-	100	22,695

Commercial and industrial - term	14,359	7,006	(748)	622	21,239
Commercial and industrial - lines of credit	6,495	(197)	-	204	6,502
Total commercial and industrial	20,854	6,809	(748)	826	27,741

Residential real estate - owner occupied	9,316	5,021	(416)	24	13,945
Residential real estate - non-owner occupied	4,282	651	-	7	4,940
Total residential real estate	13,598	5,672	(416)	31	18,885

Construction and land development	7,593	4,058	-	-	11,651
Home equity lines of credit	1,660	(428)	-	2	1,234
Consumer	1,407	1,294	(606)	365	2,460
Leases	220	182	-	-	402
Credit cards	242	193	(184)	24	275
Total	$79,374	$6,575	$(1,954)	$1,348	$85,343

(in thousands) Three Months Ended September 30, 2023	Beginning Balance	Provision for Credit Losses on Loans	Charge-offs	Recoveries	Ending Balance

Commercial real estate - non-owner occupied	$21,773	$(420)	$-	$17	$21,370
Commercial real estate - owner occupied	11,557	1,088	-	6	12,651
Total commercial real estate	33,330	668	-	23	34,021

Commercial and industrial - term	14,792	1,026	(1,878)	16	13,956
Commercial and industrial - lines of credit	6,503	(158)	-	1	6,346
Total commercial and industrial	21,295	868	(1,878)	17	20,302

Residential real estate - owner occupied	8,835	278	-	6	9,119
Residential real estate - non-owner occupied	4,169	55	-	-	4,224
Total residential real estate	13,004	333	-	6	13,343

Construction and land development	6,752	227	-	-	6,979
Home equity lines of credit	1,609	(7)	-	-	1,602
Consumer	1,285	184	(232)	131	1,368
Leases	205	7	-	-	212
Credit cards	230	20	(5)	3	248
Total	$77,710	$2,300	$(2,115)	$180	$78,075

(in thousands) Nine Months Ended September 30, 2023	Beginning Balance	Provision for Credit Losses on Loans	Charge-offs	Recoveries	Ending Balance

Commercial real estate - non-owner occupied	$22,641	$(1,324)	$-	$53	$21,370
Commercial real estate - owner occupied	10,827	1,818	-	6	12,651
Total commercial real estate	33,468	494	-	59	34,021

Commercial and industrial - term	12,991	2,955	(2,006)	16	13,956
Commercial and industrial - lines of credit	6,389	(193)	-	150	6,346
Total commercial and industrial	19,380	2,762	(2,006)	166	20,302

Residential real estate - owner occupied	6,717	2,418	(43)	27	9,119
Residential real estate - non-owner occupied	3,597	625	-	2	4,224
Total residential real estate	10,314	3,043	(43)	29	13,343

Construction and land development	7,186	(207)	-	-	6,979
Home equity lines of credit	1,613	1	(12)	-	1,602
Consumer	1,158	473	(639)	376	1,368
Leases	201	11	-	-	212
Credit cards	211	123	(105)	19	248
Total	$73,531	$6,700	$(2,805)	$649	$78,075

The following tables present the amortized cost basis of non-performing loans and the amortized cost basis of loans on non-accrual status for which there was no related ACL losses:

	Non-accrual Loans		Past Due 90-Days-
(in thousands)	With No	Total	or-More and Still
September 30, 2024	Recorded ACL	Non-accrual	Accruing Interest

Commercial real estate - non-owner occupied	$304	$1,055	$—
Commercial real estate - owner occupied	688	1,499	90
Total commercial real estate	992	2,554	90

Commercial and industrial - term	4,174	6,260	548
Commercial and industrial - lines of credit	—	—	—
Total commercial and industrial	4,174	6,260	548

Residential real estate - owner occupied	498	6,514	—
Residential real estate - non-owner occupied	—	540	128
Total residential real estate	498	7,054	128

Construction and land development	—	—	—
Home equity lines of credit	—	90	—
Consumer	—	330	5
Leases	—	—	—
Credit cards	—	—	99
Total	$5,664	$16,288	$870

	Non-accrual Loans		Past Due 90-Days-
(in thousands)	With No	Total	or-More and Still
December 31, 2023	Recorded ACL	Non-accrual	Accruing Interest

Commercial real estate - non-owner occupied	$1,714	$8,649	$—
Commercial real estate - owner occupied	—	885	—
Total commercial real estate	1,714	9,534	—

Commercial and industrial - term	688	4,456	—
Commercial and industrial - lines of credit	—	215	—
Total commercial and industrial	688	4,671	—

Residential real estate - owner occupied	230	3,667	—
Residential real estate - non-owner occupied	—	372	—
Total residential real estate	230	4,039	—

Construction and land development	—	—	—
Home equity lines of credit	343	467	—
Consumer	—	337	—
Leases	—	—	—
Credit cards	—	10	110
Total	$2,975	$19,058	$110

For the three and nine month periods ended September 30, 2024 and 2023, the amount of accrued interest income previously recorded as revenue and subsequently reversed due to the change in accrual status was immaterial.

For the three and nine month periods ended September 30, 2024 and 2023, no interest income was recognized on loans on non-accrual status.

The following table presents the amortized cost basis and ACL allocated for collateral dependent loans, which are individually evaluated to determine expected credit losses:

(in thousands) September 30, 2024	Real Estate	Accounts Receivable / Equipment	Other	Total	ACL Allocation

Commercial real estate - non-owner occupied	$7,607	$-	$-	$7,607	$1,007
Commercial real estate - owner occupied	2,055	-	-	2,055	308
Total commercial real estate	9,662	-	-	9,662	1,315

Commercial and industrial - term	1,425	4,815	-	6,240	810
Commercial and industrial - lines of credit	2,151	200	-	2,351	605
Total commercial and industrial	3,576	5,015	-	8,591	1,415

Residential real estate - owner occupied	5,997	-	-	5,997	198
Residential real estate - non-owner occupied	1,082	-	-	1,082	596
Total residential real estate	7,079	-	-	7,079	794

Construction and land development	-	-	-	-	-
Home equity lines of credit	90	-	-	90	-
Consumer	-	-	328	328	10
Leases	-	-	-	-	-
Credit cards	-	-	-	-	-
Total collateral dependent loans	$20,407	$5,015	$328	$25,750	$3,534

(in thousands) December 31, 2023	Real Estate	Accounts Receivable / Equipment	Other	Total	ACL Allocation

Commercial real estate - non-owner occupied	$15,419	$-	$-	$15,419	$1,604
Commercial real estate - owner occupied	2,586	-	-	2,586	812
Total commercial real estate	18,005	-	-	18,005	2,416

Commercial and industrial - term	302	4,088	-	4,390	377
Commercial and industrial - lines of credit	2,781	101	-	2,882	708
Total commercial and industrial	3,083	4,189	-	7,272	1,085

Residential real estate - owner occupied	4,205	-	-	4,205	198
Residential real estate - non-owner occupied	558	-	-	558	116
Total residential real estate	4,763	-	-	4,763	314

Construction and land development	-	-	-	-	-
Home equity lines of credit	467	-	-	467	-
Consumer	-	-	335	335	18
Leases	-	-	-	-	-
Credit cards	-	-	-	-	-
Total collateral dependent loans	$26,318	$4,189	$335	$30,842	$3,833

The following tables present the aging of contractually past due loans by portfolio class:

(in thousands)		30-59 days	60-89 days	90 or more	Total Past	Total
September 30, 2024	Current	Past Due	Past Due	days Past Due	Due Loans	Loans

Commercial real estate - non-owner occupied	$1,681,673	$3	$4,236	$536	$4,775	$1,686,448
Commercial real estate - owner occupied	947,516	1,116	62	844	2,022	949,538
Total commercial real estate	2,629,189	1,119	4,298	1,380	6,797	2,635,986

Commercial and industrial - term	861,691	235	—	3,458	3,693	865,384
Commercial and industrial - lines of credit	513,589	—	320	—	320	513,909
Total commercial and industrial	1,375,280	235	320	3,458	4,013	1,379,293

Residential real estate - owner occupied	769,158	7,013	3,721	3,445	14,179	783,337
Residential real estate - non-owner occupied	379,813	—	648	590	1,238	381,051
Total residential real estate	1,148,971	7,013	4,369	4,035	15,417	1,164,388

Construction and land development	674,838	80	—	—	80	674,918
Home equity lines of credit	236,664	130	—	25	155	236,819
Consumer	142,722	450	214	298	962	143,684
Leases	16,760	—	—	—	—	16,760
Credit cards	25,908	208	70	99	377	26,285
Total	$6,250,332	$9,235	$9,271	$9,295	$27,801	$6,278,133

(in thousands)		30-59 days	60-89 days	90 or more	Total Past	Total
December 31, 2023	Current	Past Due	Past Due	days Past Due	Due Loans	Loans

Commercial real estate - non-owner occupied	$1,558,756	$768	$318	$1,847	$2,933	$1,561,689
Commercial real estate - owner occupied	906,385	758	260	21	1,039	907,424
Total commercial real estate	2,465,141	1,526	578	1,868	3,972	2,469,113

Commercial and industrial - term	866,089	244	2	1,045	1,291	867,380
Commercial and industrial - lines of credit	439,671	77	—	—	77	439,748
Total commercial and industrial	1,305,760	321	2	1,045	1,368	1,307,128

Residential real estate - owner occupied	699,475	5,290	1,612	2,516	9,418	708,893
Residential real estate - non-owner occupied	357,763	621	94	237	952	358,715
Total residential real estate	1,057,238	5,911	1,706	2,753	10,370	1,067,608

Construction and land development	531,324	—	—	—	—	531,324
Home equity lines of credit	210,823	67	33	467	567	211,390
Consumer	144,640	258	145	297	700	145,340
Leases	15,503	—	—	—	—	15,503
Credit cards	23,287	191	44	110	345	23,632
Total	$5,753,716	$8,274	$2,508	$6,540	$17,322	$5,771,038

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

As of September 30, 2024, the risk rating of loans based on year of origination was as follows:

							Revolving
							loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						amortized
September 30, 2024	2024	2023	2022	2021	2020	Prior	cost basis	Total

Commercial real estate - non-owner occupied:
Risk rating
Pass	$267,099	$277,576	$389,227	$281,697	$201,923	$186,615	$29,562	$1,633,699
OAEM	10,138	3,299	-	10,788	1,687	16,264	-	42,176
Substandard	329	-	3,472	983	-	4,636	98	9,518
Substandard non-performing	-	-	175	-	-	880	-	1,055
Doubtful	-	-	-	-	-	-	-	-
Total Commercial real estate non-owner occupied	$277,566	$280,875	$392,874	$293,468	$203,610	$208,395	$29,660	$1,686,448
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate - owner occupied:
Risk rating
Pass	$87,386	$142,309	$171,652	$177,702	$159,819	$155,188	$19,200	$913,256
OAEM	2,465	2,175	4,127	1,637	723	836	-	11,963
Substandard	5,377	8,175	3,782	2,166	3,083	237	-	22,820
Substandard non-performing	688	-	-	745	66	-	-	1,499
Doubtful	-	-	-	-	-	-	-	-
Total Commercial real estate owner occupied	$95,916	$152,659	$179,561	$182,250	$163,691	$156,261	$19,200	$949,538
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial and industrial - term:
Risk rating
Pass	$201,368	$188,227	$242,852	$137,162	$39,052	$39,779	$-	$848,440
OAEM	4,239	1,842	706	20	-	-	-	6,807
Substandard	-	344	-	3,272	13	248	-	3,877
Substandard non-performing	4,337	327	791	-	718	87	-	6,260
Doubtful	-	-	-	-	-	-	-	-
Total Commercial and industrial - term	$209,944	$190,740	$244,349	$140,454	$39,783	$40,114	$-	$865,384
Current period gross charge offs	$(414)	$(250)	$(6)	$(78)	$-	$-	$-	$(748)

Commercial and industrial - lines of credit
Risk rating
Pass	$54,651	$12,189	$8,553	$2,724	$313	$7,044	$385,822	$471,296
OAEM	7,448	-	-	-	-	-	23,972	31,420
Substandard	-	-	-	-	-	-	11,193	11,193
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Commercial and industrial - lines of credit	$62,099	$12,189	$8,553	$2,724	$313	$7,044	$420,987	$513,909
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

(continued)

(continued)

							Revolving
							loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						amortized
September 30, 2024	2024	2023	2022	2021	2020	Prior	cost basis	Total

Residential real estate - owner occupied
Risk rating
Pass	$125,235	$159,671	$166,028	$162,706	$80,459	$82,282	$-	$776,381
OAEM	-	-	-	85	-	-	-	85
Substandard	-	-	13	-	-	344	-	357
Substandard non-performing	902	2,257	1,888	237	9	1,221	-	6,514
Doubtful	-	-	-	-	-	-	-	-
Total Residential real estate - owner occupied	$126,137	$161,928	$167,929	$163,028	$80,468	$83,847	$-	$783,337
Current period gross charge offs	$-	$(409)	$-	$-	$-	$(7)	$-	$(416)

Residential real estate - non-owner occupied
Risk rating
Pass	$65,120	$70,070	$76,275	$73,256	$43,218	$51,365	$-	$379,304
OAEM	-	-	-	-	-	518	-	518
Substandard	-	571	-	-	-	118	-	689
Substandard non-performing	-	-	219	17	-	304	-	540
Doubtful	-	-	-	-	-	-	-	-
Total Residential real estate - non-owner occupied	$65,120	$70,641	$76,494	$73,273	$43,218	$52,305	$-	$381,051
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Construction and land development
Risk rating
Pass	$166,103	$240,752	$179,786	$59,783	$1,404	$3,755	$16,356	$667,939
OAEM	5,980	-	-	-	-	-	-	5,980
Substandard	-	-	-	-	-	-	999	999
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Construction and land development	$172,083	$240,752	$179,786	$59,783	$1,404	$3,755	$17,355	$674,918
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Home equity lines of credit
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$235,547	$235,547
OAEM	-	-	-	-	-	-	1,146	1,146
Substandard	-	-	-	-	-	-	36	36
Substandard non-performing	-	-	-	-	-	-	90	90
Doubtful	-	-	-	-	-	-	-	-
Total Home equity lines of credit	$-	$-	$-	$-	$-	$-	$236,819	$236,819
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Risk rating
Pass	$19,321	$20,397	$13,953	$6,812	$1,474	$1,344	$80,053	$143,354
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	118	11	107	35	24	35	-	330
Doubtful	-	-	-	-	-	-	-	-
Total Consumer	$19,439	$20,408	$14,060	$6,847	$1,498	$1,379	$80,053	$143,684
Current period gross charge offs	$(495)	$(17)	$(12)	$(21)	$(7)	$(45)	$(9)	$(606)

(continued)

(continued)

							Revolving
							loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						amortized
September 30, 2024	2024	2023	2022	2021	2020	Prior	cost basis	Total

Leases
Risk rating
Pass	$5,050	$5,761	$2,058	$1,613	$754	$54	$-	$15,290
OAEM	-	-	-	-	-	-	-	-
Substandard	38	-	639	601	192	-	-	1,470
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Leases	$5,088	$5,761	$2,697	$2,214	$946	$54	$-	$16,760
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Credit cards
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$26,285	$26,285
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Credit cards	$-	$-	$-	$-	$-	$-	$26,285	$26,285
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$(184)	$(184)

Total loans
Risk rating
Pass	$991,333	$1,116,952	$1,250,384	$903,455	$528,416	$527,426	$792,825	$6,110,791
OAEM	30,270	7,316	4,833	12,530	2,410	17,618	25,118	100,095
Substandard	5,744	9,090	7,906	7,022	3,288	5,583	12,326	50,959
Substandard non-performing	6,045	2,595	3,180	1,034	817	2,527	90	16,288
Doubtful	-	-	-	-	-	-	-	-
Total Loans	$1,033,392	$1,135,953	$1,266,303	$924,041	$534,931	$553,154	$830,359	$6,278,133
Current period gross charge offs	$(909)	$(676)	$(18)	$(99)	$(7)	$(52)	$(193)	$(1,954)

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

For certain loan classes, such as credit cards, credit quality is evaluated based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in credit cards based on payment activity:

	September 30,	December 31,
(in thousands)	2024	2023

Credit cards
Performing	$26,186	$23,512
Non-performing	99	120
Total credit cards	$26,285	$23,632

Bancorp had $311,000 and $668,000, respectively, in residential real estate loans for which formal foreclosure proceedings were in process at September 30, 2024 and December 31, 2023.

Modifications to Borrowers Experiencing Financial Difficulty

During the three and nine month periods ended September 30, 2024 and 2023 there were no modifications made to loans for borrowers experiencing financial difficulty and there were no payment defaults of existing modified loans within 12 months following modification. Default is determined at 90 days or more past due, charge off, or foreclosure.

(4)	Goodwill

As of September 30, 2024 and December 31, 2023, goodwill totaled $194 million, of which $172 million was attributed to the commercial banking segment and $22 million is attributed to WM&T.

The composition of goodwill presented by respective acquisition and year follows:

	September 30,	December 31,
(in thousands)	2024	2023
Commonwealth Bancshares (2022)	$58,244	$58,244
Kentucky Bancshares (2021)	123,317	123,317
King Southern Bancorp (2019)	11,831	11,831
Austin State Bank (1996)	682	682
Total	$194,074	$194,074

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

At September 30, 2024, Bancorp performed its annual qualitative assessment to determine if it was more-likely-than-not that the fair value of the reporting units exceeded their carrying value, including goodwill. The qualitative assessment indicated that it was not more-likely-than-not that the carrying value of the reporting units exceeded their fair value.

(5)	Core Deposit and Customer List Intangible Assets

Bancorp recorded initial CDI assets of $13 million, $4 million, $2 million and $3 million in association with the acquisitions of CB in 2022, KB in 2021, KSB in 2019 and TBOC in 2013, respectively.

Changes in the net carrying amount of CDIs follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Balance at beginning of period	$10,601	$13,442	$11,944	$14,958
Amortization	(672)	(749)	(2,015)	(2,265)
Balance at end of period	$9,929	$12,693	$9,929	$12,693

As a result of the CB acquisition, Bancorp also recorded initial intangible assets totaling $12 million associated with the customer list of the acquired WM&T business. Similar to CDI assets, this intangible asset also amortizes over its estimated useful life.

Changes in the net carrying amount of the CLI follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Balance at beginning of period	$7,600	$9,196	$8,360	$10,032
Amortization	(380)	(418)	(1,140)	(1,254)
Balance at end of period	$7,220	$8,778	$7,220	$8,778

Future CDI and CLI amortization expense is estimated as follows:

(in thousands)	CDI	CLI
Remainder of 2024	$672	$380
2025	2,375	1,368
2026	2,063	1,216
2027	1,752	1,064
2028	1,339	912
2029	888	760
2030	576	608
2031	264	456
2032	-	304
2033	-	152
Total future expense	$9,929	$7,220

(6)	Other Assets

A summary of the major components of other assets follows:

	September 30,	December 31,
(in thousands)	2024	2023

Cash surrender value of life insurance other than BOLI	$19,880	$17,843
Net deferred tax asset	45,647	47,236
Investments in tax credit partnerships	177,194	175,056
Swap assets	2,489	5,133
Prepaid assets	4,242	5,873
WM&T fees receivable	4,459	4,205
Mortgage servicing rights	11,908	13,082
Other real estate owned	10	10
Other	14,537	18,922
Total other assets	$280,366	$287,360

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

For additional information related to MSRs, see the footnote titled “Mortgage Banking Activities.”

(7)	Income Taxes

Components of income tax expense from operations follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Current income tax expense:
Federal	$7,835	$7,129	$20,047	$20,409
State	1,696	1,859	4,552	4,223
Total current income tax expense	9,531	8,988	24,599	24,632

Deferred income tax expense:
Federal	(1,560)	(1,087)	(1,830)	(1,311)
State	(332)	(259)	(392)	428
Total deferred income tax expense	(1,892)	(1,346)	(2,222)	(883)
Change in valuation allowance	-	-	-	-
Total income tax expense	$7,639	$7,642	$22,377	$23,749

An analysis of the difference between the statutory and ETRs from operations follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
U.S. federal statutory income tax rate	21.00%	21.00%	21.00%	21.00%
State income taxes, net of federal benefit	2.91	3.27	3.12	3.42
Excess tax benefit from stock-based compensation arrangements	(1.38)	0.12	(0.36)	(0.29)
Change in cash surrender value of life insurance	(0.79)	(0.08)	(0.73)	(0.49)
Tax Credits	(0.52)	(0.71)	(0.90)	(0.48)
Tax exempt interest income	(0.42)	(0.48)	(0.45)	(0.49)
Insurance captive	-	(0.19)	-	(0.27)
Other, net	(0.15)	(0.93)	(0.41)	(0.32)
Effective tax rate	20.65%	22.00%	21.27%	22.08%

Current state income tax expense for 2024 and 2023 represents tax owed to the states of Kentucky, Indiana and Illinois. Ohio state taxes are based on bank capital levels and are recorded as other non-interest expense.

On April 10, 2023, the IRS issued a proposed regulation that would potentially classify section 831(b) captive activity as a “listed transaction,” and disallow the related tax benefits, both prospectively and retroactively, for a period to be determined. While the proposed regulation has not been finalized, it is expected to be finalized by June 30, 2025. Bancorp elected not to renew the insurance captive effective August 2023 and it was dissolved as of December 31, 2023. The tax benefits associated with the Captive will not be experienced going forward.

GAAP provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns. If recognized, tax benefits would reduce tax expense and accordingly, increase net income. The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current year tax positions, expiration of open income tax returns due to statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examination, litigation and legislative activity and addition or elimination of uncertain tax positions. As of September 30, 2024 and December 31, 2023, the gross amount of unrecognized tax benefits was immaterial to Bancorp’s consolidated financial statements. Federal income tax returns are subject to examination for the years after 2019 and state income tax returns are subject to examination for the years after 2018.

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

Bancorp’s investments in tax credit partnerships, including the related unfunded contributions, totaled $177 million and $175 million as of September 30, 2024 and December 31, 2023, respectively, and are included in other assets on the condensed consolidated balance sheets.

As of September 30, 2024, Bancorp’s expected payments for unfunded contributions related to investments in tax credit partnerships, which are accrued and included in other liabilities on the condensed consolidated balance sheets, were as follows:

(dollars in thousands)	September 30, 2024
Remainder of 2024	$34,012
2025	66,473
2026	36,261
2027	7,179
2028	893
Thereafter	13,725
Total unfunded contributions	$158,543

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

The following table presents tax credits and other tax benefits recognized in addition to amortization expense related to Bancorp’s investment in tax credit partnerships for the three and nine month periods ended September 30, 2024 and 2023:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Proportional amortization method:
Tax credits and other tax benefits recognized	$2,448	$(85)	$9,570	$614
Amortization expense in provision for income taxes	1,927	1,114	7,753	1,910
Amortization expense in other non-interest expense	-	323	-	970

Effective yield method:
Tax credits and other tax benefits recognized	$-	$399	$-	$1,198
Amortization expense in provision for income taxes	-	-	-	-
Amortization expense in other non-interest expense	-	-	-	-

There were no impairment losses related to Bancorp’s investments in tax credit partnerships during the three and nine month periods ended September 30, 2024 and 2023.

(8)	Deposits

The composition of deposits follows:

(in thousands)	September 30, 2024	December 31, 2023

Non-interest bearing demand deposits	$1,508,203	$1,548,624
Interest bearing deposits:
Interest bearing demand	2,361,192	2,480,357
Savings	420,772	438,834
Money market	1,259,484	1,219,656

Time deposits of $250 thousand or more	329,805	279,474
Other time deposits	846,617	703,803
Total time deposits (1)	1,176,422	983,277
Total interest bearing deposits	5,217,870	5,122,124
Total deposits	$6,726,073	$6,670,748

(1)	Includes $203 thousand and $597 thousand in brokered deposits as of September 30, 2024 and December 31, 2023, respectively.

(9)	Securities Sold Under Agreements to Repurchase

SSUAR represent a funding source of Bancorp and are primarily used by commercial customers in conjunction with collateralized corporate cash management accounts. Such repurchase agreements are considered financing agreements and mature within one business day from the transaction date. At September 30, 2024 and December 31, 2023, all of these financing arrangements had overnight maturities and were secured by government sponsored enterprise obligations and government agency mortgage-backed securities that were owned and controlled by Bancorp.

Information concerning SSUAR follows:

(dollars in thousands)	September 30, 2024	December 31, 2023
Outstanding balance at end of period	$149,852	$152,991
Weighted average interest rate at end of period	2.08%	2.23%

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2024	2023	2024	2023

Average outstanding balance during the period	$156,865	$127,063	$156,392	$120,740
Average interest rate during the period	2.38%	1.86%	2.25%	1.58%
Maximum outstanding at any month end during the period	$175,211	$127,931	$179,428	$138,347

(10)	Subordinated Debentures

As a result of its acquisition of Commonwealth Bancshares, Inc. on March 7, 2022, Bancorp became the 100% successor owner of the following unconsolidated trust subsidiaries: Commonwealth Statutory Trust III, Commonwealth Statutory Trust IV and Commonwealth Statutory Trust V. The sole assets of the trust subsidiaries represent the proceeds of offerings loaned in exchange for subordinated debentures with similar terms to the TPS. The TPS are treated as part of Tier I Capital. The subordinated notes and related interest expense are included in Bancorp’s consolidated financial statements. The subordinated notes are currently redeemable at Bancorp’s option on a quarterly basis. Bancorp chose not to redeem the subordinated notes on October 1, 2024 and carried the notes at the costs noted below at September 30, 2024:

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

FHLB advances outstanding at September 30, 2024 consist of a rolling $300 million three-month advance that matures in November 2024, which Bancorp utilizes in conjunction with interest rate swaps in an effort to hedge cash flows, and a $25 million cash management advance with an overnight maturity. FHLB advances outstanding at December 31, 2023 consisted of a rolling $200 million three-month advance that matured in early January 2024, which was also utilized in conjunction with the previously mentioned interest rate swaps.

For the nine month period ended September 30, 2024, gross proceeds and repayments related to FHLB advances totaled $2.5 billion and $2.4 billion, respectively. Net proceeds and repayments related to FHLB advances (excluding those with maturities of 90 days or less) totaled $725 million and $600 million for the nine months ended September 30, 2024. For the nine month period ended September 30, 2023, gross proceeds and repayments totaled $2.2 billion and $1.9 billion, respectively. Net proceeds and repayments (excluding those with maturities of 90 days or less) for the nine month period ended September 30, 2023 totaled $700 million and $400 million.

Information regarding FHLB advances follows. The average interest rate information provided includes the benefit associated with the related interest rate swaps:

(dollars in thousands)	September 30, 2024	December 31, 2023
Outstanding balance at end of period	$325,000	$200,000
Weighted average interest rate at end of period	4.10%	4.11%

FHLB advances are collateralized by certain CRE and residential real estate mortgage loans under blanket mortgage collateral pledge agreements, as well as FHLB stock. Bancorp views these advances as an effective lower-costing funding option compared to other alternatives, such as brokered deposits, to fund loan growth. At September 30, 2024 and December 31, 2023, the amount of available credit from the FHLB totaled $1.21 billion and $1.33 billion, respectively.

Bancorp also had unsecured available FFP lines with correspondent banks totaling $80 million at both September 30, 2024 and December 31, 2023, respectively.

(12)	Commitments and Contingent Liabilities

As of September 30, 2024 and December 31, 2023, Bancorp had various commitments outstanding that arose in the normal course of business which are properly not reflected in the condensed consolidated financial statements. Total off-balance sheet commitments to extend credit follows:

(in thousands)	September 30, 2024	December 31, 2023
Commercial and industrial	$887,664	$897,673
Construction and development	614,099	606,668
Home equity lines of credit	403,649	381,110
Credit cards	90,061	83,700
Overdrafts	57,177	55,124
Standby letters of credit	34,720	33,778
Other	88,046	100,447
Future loan commitments	238,626	298,164
Total off balance sheet commitments to extend credit	$2,414,042	$2,456,664

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

The ACL for off balance sheet credit exposures, which is separate from the ACL for loans and recorded in other liabilities on the consolidated balance sheets, was $6.3 million and $5.9 million as of September 30, 2024 and December 31, 2023, respectively. While no provision expense for off balance sheet exposures was recorded for the three month period ended September 30, 2024 due to increased line of credit utilization during the quarter, provision expense for off balance sheet credit exposures of $475,000 was recorded for the nine month periods ended September 30, 2024, respectively, driven largely by increased availability within the C&D portfolio.

Provision for credit loss expense for off balance sheet credit exposures of $475,000 and $1.1 million was recorded for the three and nine months ended September 30, 2023, the result of increased availability stemming from the addition of new lines of credit.

Standby letters of credit are conditional commitments issued by Bancorp to guarantee the performance of a customer to a first party beneficiary. Those guarantees are primarily issued to support commercial transactions. Standby letters of credit generally have maturities of one to two years.

Certain commercial customers require confirmation of Bancorp’s letters of credit by other banks since Bancorp does not have a rating by a national rating agency. Terms of the agreements range from one month to a year with certain agreements requiring between one and six months’ notice to cancel. If an event of default on all contracts had occurred at September 30, 2024, Bancorp would have been required to make payments of approximately $3 million, or the maximum amount payable under those contracts. No payments have ever been required because of default on these contracts. These agreements are normally secured by collateral acceptable to Bancorp, which limits credit risk associated with the agreements.

Bancorp periodically invests in certain partnerships that generate federal income tax credits, which result in contribution commitments. Such commitments are recorded in other liabilities on the consolidated balance sheets. While contributions are made periodically over the life of the respective investments, which can be up to 10 years depending on the type of investment, the majority of contributions associated with a respective investment are made within the first few years after entering the partnership. Bancorp invested in several larger tax credit partnerships during 2023, which have served as an economical means of fulfilling CRA goals. As of September 30, 2024, tax credit contribution commitments of $159 million were recorded in other liabilities on the consolidated balance sheets.

As of September 30, 2024, in the normal course of business, there were pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate result of these legal actions and proceedings will not have a material adverse effect on the consolidated financial position or results of operations of Bancorp.

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

Carrying values of assets measured at fair value on a recurring basis follows:

	Fair Value Measurements Using:			Total
September 30, 2024 (in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Available for sale debt securities:
U.S. Treasury and other U.S. Government obligations	$19,966	$—	$—	$19,966
Government sponsored enterprise obligations	—	86,895	—	86,895
Mortgage backed securities - government agencies	—	632,248	—	632,248
Obligations of states and political subdivisions	—	119,197	—	119,197
Other	—	3,526	—	3,526

Total available for sale debt securities	19,966	841,866	—	861,832

Mortgage loans held for sale	—	4,822	—	4,822
Rate lock loan commitments	—	377	—	377
Mandatory forward contracts	—	7	—	7
Interest rate swap assets	—	2,489	—	2,489
Total assets	$19,966	$849,561	$—	$869,527

Liabilities:
Interest rate swap liabilities	$—	$5,661	$—	$5,661

	Fair Value Measurements Using:			Total
December 31, 2023 (in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Available for sale debt securities:
U.S. Treasury and other U.S. Government obligations	$116,269	$—	$—	$116,269
Government sponsored enterprise obligations	—	99,847	—	99,847
Mortgage backed securities - government agencies	—	688,039	—	688,039
Obligations of states and political subdivisions	—	123,490	—	123,490
Other	—	3,534	—	3,534

Total available for sale debt securities	116,269	914,910	—	1,031,179

Mortgage loans held for sale	—	6,056	—	6,056
Rate lock loan commitments	—	174	—	174
Interest rate swap assets	—	5,133	—	5,133
Total assets	$116,269	$926,273	$—	$1,042,542

Liabilities:
Interest rate swap liabilities	$—	$5,378	$—	$5,378
Mandatory forward contracts	—	43	—	43
Total liabilities	$—	$5,421	$—	$5,421

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

Carrying values of assets measured at fair value on a non-recurring basis follows:

					Losses recorded
					Three months	Nine months
	Fair Value Measurements Using:			Total	ended	ended
September 30, 2024 (in thousands)	Level 1	Level 2	Level 3	Fair Value	September 30, 2024	September 30, 2024

Collateral dependent loans	$—	$—	$7,165	$7,165	$245	$245
Other real estate owned	—	—	10	10	—	—

					Losses recorded
					Three months	Nine months
	Fair Value Measurements Using:			Total	ended	ended
December 31, 2023 (in thousands)	Level 1	Level 2	Level 3	Fair Value	September 30, 2023	September 30, 2023

Collateral dependent loans	$—	$—	$13,561	$13,561	$1,377	$1,377
Other real estate owned	—	—	10	10	250	250

There were no liabilities measured at fair value on a non-recurring basis at September 30, 2024 and December 31, 2023.

For Level 3 assets measured at fair value on a non-recurring basis, the significant unobservable inputs used in the fair value measurements are presented below.

	September 30, 2024
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average

Collateral dependent loans	$7,165	Appraisal	Appraisal discounts	21.0%
Other real estate owned	10	Appraisal	Appraisal discounts	93.0

	December 31, 2023
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average

Collateral dependend loans	$13,561	Appraisal	Appraisal discounts	18.0%
Other real estate owned	10	Appraisal	Appraisal discounts	93.0

(14)	Disclosure of Financial Instruments Not Reported at Fair Value

GAAP requires disclosure of the fair value of financial assets and liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis. The estimated fair values of Bancorp’s financial instruments not measured at fair value on a recurring or non-recurring basis follows:

	Carrying		Fair Value Measurements Using:
September 30, 2024 (in thousands)	amount	Fair value	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$253,066	$253,066	$253,066	$—	$—
HTM debt securities	374,912	352,430	152,153	200,277	—
Federal Home Loan Bank stock	29,419	29,419	—	29,419	—
Loans, net	6,192,790	5,962,345	—	—	5,962,345
Accrued interest receivable	26,439	26,439	26,439	—	—

Liabilities
Non-interest bearing deposits	$1,508,203	$1,508,203	$1,508,203	$—	$—
Transaction deposits	4,041,448	4,041,448	—	4,041,448	—
Time deposits	1,176,422	1,174,740	—	1,174,740	—
Securities sold under agreement to repurchase	149,852	149,852	—	149,852	—
Federal funds purchased	6,442	6,442	—	6,442	—
Subordinated debentures	26,806	26,290	—	26,290	—
FHLB advances	325,000	319,230	—	319,230	—
Accrued interest payable	2,036	2,036	2,036	—	—

	Carrying		Fair Value Measurements Using:
December 31, 2023 (in thousands)	amount	Fair value	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$265,959	$265,959	$265,959	$—	$—
HTM debt securities	439,837	408,519	198,327	210,192	—
Federal Home Loan Bank stock	16,236	16,236	—	16,236	—
Loans, net	5,691,664	5,520,059	—	—	5,520,059
Accrued interest receivable	26,830	26,830	26,830	—	—

Liabilities
Non-interest bearing deposits	$1,548,624	$1,548,624	$1,548,624	$—	$—
Transaction deposits	4,138,847	4,138,847	—	4,138,847	—
Time deposits	983,277	976,841	—	976,841	—
Securities sold under agreement to repurchase	152,991	152,991	—	152,991	—
Federal funds purchased	12,852	12,852	—	12,852	—
Subordinated debentures	26,740	26,746	—	26,746	—
FHLB advances	200,000	200,047	—	200,047	—
Accrued interest payable	2,094	2,094	2,094	—	—

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

Activity for mortgage loans held for sale, at fair value, was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Balance, beginning of period:	$6,438	$7,069	$6,056	$2,606
Origination of mortgage loans held for sale	27,278	30,775	78,742	86,100
Proceeds from the sale of mortgage loans held for sale	(29,737)	(31,814)	(81,844)	(83,422)
Net gain realized on sale of mortgage loans held for sale	843	505	1,868	1,251
Balance, end of period	$4,822	$6,535	$4,822	$6,535

The following table represents the components of Mortgage banking income:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023

Net gain realized on sale of mortgage loans held for sale	$843	$505	$1,868	$1,251
Net change in fair value recognized on loans held for sale	30	(81)	61	(65)
Net change in fair value recognized on rate lock loan commitments	37	(186)	185	40
Net change in fair value recognized on forward contracts	(218)	214	(109)	340
Net gain recognized	692	452	2,005	1,566

Net loan servicing income	827	1,031	2,605	3,338
Amortization of mortgage servicing rights	(536)	(822)	(1,856)	(2,345)
Change in mortgage servicing rights valuation allowance	-	-	-	-
Net servicing income recognized	291	209	749	993

Other mortgage banking income	129	153	323	323
Total mortgage banking income	$1,112	$814	$3,077	$2,882

Activity for capitalized mortgage servicing rights was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Balance, beginning of period	$12,197	$14,116	$13,082	$15,219
Additions for mortgage loans sold	247	264	682	684
Amortization	(536)	(822)	(1,856)	(2,345)
Impairment	—	—	—	—
Balance, end of period	$11,908	$13,558	$11,908	$13,558

The estimated fair value of MSRs at September 30, 2024 and December 31, 2023 was $23 million and $24 million, respectively. There was no valuation allowance recorded for MSRs as of September 30, 2024 and December 31, 2023, as fair value exceeded carrying value. The fair value of MSRs at September 30, 2024 was determined using discount rates ranging from 10.0% to 13.0%, prepayment speeds ranging from 6.4% to 11.2%, depending on the characteristics of the specific rights (rate, maturity, etc.), and a weighted average default rate of 0.6%. The fair value of MSRs at December 31, 2023 was determined using discount rates ranging from 10.0% to 13.0%, prepayment speeds ranging from 6.0% to 11.1%, depending on the characteristics of the specific rights, and a weighted average default rate of 0.6%.

Total outstanding principal balances of loans serviced for others were $1.84 billion and $1.93 billion at September 30, 2024 and December 31, 2023, respectively.

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

The following table includes the notional amounts and fair values of mortgage loans held for sale and mortgage banking derivatives:

	September 30, 2024		December 31, 2023
(in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in Mortgage loans held for sale:
Mortgage loans held for sale, at fair value	$4,671	$4,822	$5,965	$6,056

Included in other assets:
Rate lock loan commitments	$10,545	$377	$4,345	$174
Mandatory forward contracts	13,500	7	-	-

Included in other liabilities
Mandatory forward contracts	$-	$-	$6,750	$(43)

(16)	Accumulated Other Comprehensive Income (Loss)

The following table illustrates activity within the balances of AOCI, net of tax, by component:

	Net unrealized	Net unrealized	Minimum
	gains (losses)	gains (losses)	pension
	on available for	on cash	liability
(in thousands)	sale debt securities	flow hedges	adjustment	Total
Three months ended September 30, 2024
Balance, beginning of period	$(97,760)	$2,721	$59	$(94,980)
Net current period other comprehensive income (loss)	24,827	(5,120)	-	19,707
Balance, end of period	$(72,933)	$(2,399)	$59	$(75,273)

Three months ended September 30, 2023
Balance, beginning of period	$(109,741)	$2,213	$112	$(107,416)
Net current period other comprehensive income (loss)	(22,586)	2,097	-	(20,489)
Balance, end of period	$(132,327)	$4,310	$112	$(127,905)

	Net unrealized	Net unrealized	Minimum
	gains (losses)	gains (losses)	pension
	on available for	on cash	liability
(in thousands)	sale debt securities	flow hedges	adjustment	Total
Nine months ended September 30, 2024
Balance, beginning of period	$(92,678)	$(179)	$59	$(92,798)
Net current period other comprehensive income (loss)	19,745	(2,220)	-	17,525
Balance, end of period	$(72,933)	$(2,399)	$59	$(75,273)

Nine months ended September 30, 2023
Balance, beginning of period	$(115,648)	$-	$112	$(115,536)
Net current period other comprehensive income (loss)	(16,679)	4,310	-	(12,369)
Balance, end of period	$(132,327)	$4,310	$112	$(127,905)

(17)	Preferred Stock

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

The following table reflects net income (numerator) and average shares outstanding (denominator) for basic and diluted net income per share computations:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share data)	2024	2023	2024	2023
Net income	$29,360	$27,092	$82,845	$83,804

Weighted average shares outstanding - basic	29,299	29,223	29,277	29,208
Dilutive securities	146	113	119	139
Weighted average shares outstanding- diluted	29,445	29,336	29,396	29,347

Net income per share - basic	$1.00	$0.93	$2.83	$2.87
Net income per share - diluted	1.00	0.92	2.82	2.86

Certain SARs that were excluded from the EPS calculation because their impact was antidilutive were as follows:

	Three months ended		Nine months ended
(shares in thousands)	September 30,		September 30,
	2024	2023	2024	2023
Antidilutive SARs	105	94	118	79

(19)	Stock-Based Compensation

The fair value of all stock-based awards granted, net of estimated forfeitures, is recognized as compensation expense over the respective service period.

At Bancorp's 2015 Annual Meeting of Shareholders, shareholders approved the 2015 Omnibus Equity Compensation Plan and authorized the shares available from the expiring 2005 plan for future awards under the 2015 plan. In 2018, shareholders approved an additional 500,000 shares for issuance under the plan. Shareholders approved an additional 1 million shares for issuance under the plan at Bancorp’s 2024 Annual Meeting of Shareholders on April 25, 2024. As of September 30, 2024, there were 979,000 shares available for future awards. The 2005 Stock Incentive Plan expired in April 2015 and SARs granted under this plan expire as late as 2025. The 2015 Stock Incentive Plan has no defined expiration date.

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

Bancorp utilized cash of $203,000 and $175,000 during the first nine months of 2024 and 2023, respectively, for the purchase of shares upon the vesting of RSUs.

Bancorp has recognized stock-based compensation expense for SARs, RSAs and PSUs within compensation expense and RSUs for directors within other non-interest expense, as follows:

	Three months ended September 30, 2024
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$72	$420	$125	$305	$922
Deferred tax benefit	(15)	(88)	(27)	(64)	(194)
Total net expense	$57	$332	$98	$241	$728

	Three months ended September 30, 2023
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$105	$399	$126	$402	$1,032
Deferred tax benefit	(22)	(84)	(26)	(84)	(216)
Total net expense	$83	$315	$100	$318	$816

	Nine months ended September 30, 2024
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$212	$1,258	$374	$1,028	$2,872
Deferred tax benefit	(45)	(264)	(79)	(216)	(604)
Total net expense	$167	$994	$295	$812	$2,268

	Nine months ended September 30, 2023
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$310	$1,204	$392	$1,313	$3,219
Deferred tax benefit	(65)	(253)	(82)	(276)	(676)
Total net expense	$245	$951	$310	$1,037	$2,543

Detail of unrecognized stock-based compensation expense follows:

	Stock
(in thousands)	Appreciation	Restricted	Restricted	Performance
Year ended	Rights	Stock Awards	Stock Units	Stock Units	Total

Remainder of 2024	$95	$432	$126	$261	$914
2025	336	1,528	1	1,043	2,908
2026	286	1,244	—	1,043	2,573
2027	216	915	—	—	1,131
2028	126	485	—	—	611
2029	11	72	—	—	83
Total estimated future expense	$1,070	$4,676	$127	$2,347	$8,220

The following table summarizes SARs activity and related information:

						Weighted
			Weighted		Weighted	average
			average	Aggregate	average	remaining
		Exercise	exercise	intrinsic	fair	contractual
(in thousands, except per share and life data)	SARs	price	price	value(1)	value	life (in years)

Outstanding, January 1, 2023	435	$19.37 - $74.92	$35.60	$12,784	$6.02	5.1
Granted	29	60.76 - 60.76	60.76	—	16.81
Exercised	(24)	19.37 - 19.37	19.37	681	3.58
Forfeited	—	—	—	—	—
Outstanding, December 31, 2023	440	$19.44 - $74.92	$38.11	$6,297	$6.86	4.7

Outstanding, January 1, 2024	440	$19.44 - $74.92	$38.11	$6,297	$6.86	4.7
Granted	42	47.95 - 54.92	49.20	—	13.75
Exercised	(80)	45.76 - 64.71	24.21	3,027	3.75
Forfeited	—	—	—	—	—
Outstanding, September 30, 2024	402	$22.96 - $74.92	$42.05	$8,028	$8.20	5.1

Vested and exercisable	302	$22.96 - $60.76	$38.75	$7,011	$6.59	4.1
Unvested	100	37.30 - 74.92	51.96	1,017	13.01	3.5
Outstanding, September 30, 2024	402	$22.96 - $74.92	$42.05	$8,028	$8.20	5.1

Vested in the current year	46	$36.65 - $60.76	$46.89	$696	$9.62

(1) – Aggregate intrinsic value for SARs is defined as the amount by which the current market price of the underlying stock exceeds the exercise or grant price.

The following table summarizes activity for RSAs granted:

		Grant date
		weighted
(in thousands, except per share data)	RSAs	average cost

Unvested at January 1, 2023	96	$47.26
Shares awarded	38	63.04
Restrictions lapsed and shares released	(33)	43.77
Shares cancelled	(3)	53.38
Unvested at December 31, 2023	98	$54.23

Unvested at January 1, 2024	98	$54.23
Shares awarded	46	52.06
Restrictions lapsed and shares released	(32)	49.30
Shares cancelled	(7)	53.53
Unvested at September 30, 2024	105	$54.83

Shares expected to be awarded for PSUs granted to executive officers of Bancorp, the three-year performance period for which began January 1 of the award year, are as follows:

	Vesting		Shares
Grant	period	Fair	expected to
year	in years	value	be awarded
2022	3	$48.48	20,770
2023	3	54.33	13,402
2024	3	41.84	86,136

(20)	Derivative Financial Instruments

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

Bancorp had outstanding undesignated interest rate swap contracts as follows:

	Receiving		Paying
	September 30,	December 31,	September 30,	December 31,
(dollars in thousands)	2024	2023	2024	2023

Notional amount	$237,193	$201,555	$237,193	$201,555
Weighted average maturity (years)	5.3	6.0	5.3	6.0
Fair value	$2,489	$5,133	$2,496	$5,142

During the first quarter of 2023, Bancorp entered into an interest rate swap to hedge cash flows of a $100 million rolling fixed-rate three-month FHLB borrowing. The swap began February 6, 2023 and matures February 6, 2028. During the third quarter of 2023, Bancorp entered into two additional interest rate swaps to hedge cash flows of two $50 million rolling fixed-rate three-month FHLB borrowings. These swaps began August 7, 2023, with one maturing August 6, 2026 and the other maturing August 6, 2028. During the third quarter of 2024, Bancorp entered into another interest rate swap to hedge cash flows of a $100 million rolling fixed-rate three-month FHLB borrowing. The swap began on August 6, 2024 and matures on August 6, 2029.

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

The following table details Bancorp’s derivative positions designated as a cash flow hedges, and the related fair values:

				Fair value
(dollars in thousands)			Pay fixed	September 30,
Notional Amount	Maturity Date	Receive (variable) index	swap rate	2024
$100,000	2/6/2028	USD SOFR	3.27%	$248
50,000	8/6/2026	USD SOFR	4.38%	(782)
50,000	8/6/2028	USD SOFR	3.97%	(1,243)
100,000	8/6/2029	USD SOFR	3.58%	(1,389)
$300,000				$(3,166)

(21)	Regulatory Matters

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

Additionally, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, Bancorp and the Bank must hold a 2.5% capital conservation buffer composed of Common Equity Tier 1 Risk-Based Capital above the minimum risk-based capital requirements for the Common Equity Tier 1 Risk-Based Capital ratio, Tier 1 Risk-Based Capital ratio and Total Risk-Based Capital ratio necessary to be considered adequately-capitalized. At September 30, 2024, the adequately-capitalized minimums, including the capital conservation buffer, were a 7.0% Common Equity Tier 1 Risk-Based Capital ratio, 8.5% Tier 1 Risk-Based Capital ratio and 10.5% Total Risk-Based Capital ratio. As all of Bancorp’s capital ratios were above the adequately-capitalized minimums, including the buffer, the Company was not subject to any such restrictions.

As a result of the CB acquisition, Bancorp became the 100% successor owner of the following unconsolidated trust subsidiaries: Commonwealth Statutory Trust III, Commonwealth Statutory Trust IV and Commonwealth Statutory Trust V. The sole assets of the trust subsidiaries represent the proceeds of offerings loaned in exchange for subordinated debentures with similar terms to the TPS. The TPS are treated as part of Tier 1 Capital. The subordinated note and related interest expense are included in Bancorp’s consolidated financial statements. The subordinated notes are currently redeemable at Bancorp’s option on a quarterly basis. As of September 30, 2024 and December 31, 2023, subordinated notes totaled $27 million.

Bancorp continues to exceed the regulatory requirements for all calculations. Bancorp and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB and the FDIC, in addition to the capital conservation buffer.

The following table sets forth consolidated Bancorp’s and the Bank’s risk based capital amounts and ratios:

(dollars in thousands)	Actual		Minimum for adequately capitalized		Minimum for well capitalized
September 30, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$918,369	12.73%	$577,245	8.00%	NA	NA
Bank	895,891	12.46	575,399	8.00	$719,249	10.00%

Common equity tier 1 risk-based capital (1)
Consolidated	805,082	11.16	324,701	4.50	NA	NA
Bank	808,604	11.24	323,662	4.50	467,512	6.50

Tier 1 risk-based capital (1)
Consolidated	831,082	11.52	432,934	6.00	NA	NA
Bank	808,604	11.24	431,550	6.00	575,399	8.00

Leverage
Consolidated	831,082	10.05	330,781	4.00	NA	NA
Bank	808,604	9.79	330,547	4.00	413,184	5.00

(dollars in thousands)	Actual		Minimum for adequately capitalized		Minimum for well capitalized
December 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$849,836	12.56%	$541,370	8.00%	NA	NA
Bank	823,275	12.21	539,609	8.00	$674,511	10.00%

Common equity tier 1 risk-based capital (1)
Consolidated	747,376	11.04	304,521	4.50	NA	NA
Bank	746,815	11.07	303,530	4.50	438,432	6.50

Tier 1 risk-based capital (1)
Consolidated	773,376	11.43	406,027	6.00	NA	NA
Bank	746,815	11.07	404,707	6.00	539,609	8.00

Leverage
Consolidated	773,376	9.62	321,713	4.00	NA	NA
Bank	746,815	9.30	321,323	4.00	401,654	5.00

(1)    Ratio is computed in relation to risk-weighted assets.

NA – Regulatory framework does not define “well-capitalized” for holding companies.

(22)	Segments

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

The majority of the net assets of Bancorp are involved in the commercial banking segment. As of September 30, 2024, goodwill totaling $194 million was recorded on Bancorp’s consolidated balance sheets, of which $172 million is attributed to the commercial banking segment and $22 million is attributed to WM&T. The portion of total goodwill attributed to WM&T relates entirely to the CB acquisition. With the exception of goodwill attributed to WM&T through the CB acquisition, assets assigned to WM&T consist primarily of a CLI asset associated with the WM&T business added through the CB acquisition, net premises and equipment and a receivable related to fees earned that have not been collected.

Selected financial information by business segment follows:

	Three months ended September 30, 2024			Three months ended September 30, 2023
(in thousands)	Commercial Banking	WM&T	Total	Commercial Banking	WM&T	Total

Net interest income	$64,711	$268	$64,979	$61,155	$160	$61,315
Provision for credit losses	4,325	—	4,325	2,775	—	2,775
Wealth management and trust services	—	10,931	10,931	—	10,030	10,030
All other non-interest income	13,866	—	13,866	12,866	—	12,866
Non-interest expenses	42,996	5,456	48,452	41,788	4,914	46,702
Income before income tax expense	31,256	5,743	36,999	29,458	5,276	34,734
Income tax expense	6,393	1,246	7,639	6,497	1,145	7,642
Net income	$24,863	$4,497	$29,360	$22,961	$4,131	$27,092

Segment assets	$8,403,147	$34,133	$8,437,280	$7,867,626	$35,804	$7,903,430

	Nine months ended September 30, 2024			Nine months ended September 30, 2023
(dollars in thousands)	Commercial Banking	WM&T	Total	Commercial Banking	WM&T	Total

Net interest income	$186,295	$776	$187,071	$184,895	$421	$185,316
Provision for credit losses	7,050	—	7,050	7,750	—	7,750
Wealth management and trust services	—	32,497	32,497	—	29,703	29,703
All other non-interest income	39,226	—	39,226	38,100	—	38,100
Non-interest expenses	128,604	17,918	146,522	121,265	16,551	137,816
Income before income tax expense	89,867	15,355	105,222	93,980	13,573	107,553
Income tax expense	19,045	3,332	22,377	20,804	2,945	23,749
Net income	$70,822	$12,023	$82,845	$73,176	$10,628	$83,804

Segment assets	8,403,147	$34,133	$8,437,280	$7,867,626	$35,804	$7,903,430

(23)	Revenue from Contracts with Customers

All of Bancorp’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The table below presents Bancorp’s sources of non-interest income with items outside the scope of ASC 606 noted as such:

	Three months ended September 30, 2024			Three months ended September 30, 2023
(in thousands)	Commercial Banking	WM&T	Total	Commercial Banking	WM&T	Total
Wealth management and trust services	$—	$10,931	$10,931	$—	$10,030	$10,030
Deposit service charges	2,314	—	2,314	2,272	—	2,272
Debit and credit card income	5,083	—	5,083	4,870	—	4,870
Treasury management fees	2,939	—	2,939	2,635	—	2,635
Mortgage banking income (1)	1,112	—	1,112	814	—	814
Net investment product sales commissions and fees	915	—	915	791	—	791
Bank owned life insurance (1)	634	—	634	569	—	569
Loss on sale of premises and equipment (1)	(59)	—	(59)	302	—	302
Other (2)	928	—	928	613	—	613
Total non-interest income	$13,866	$10,931	$24,797	$12,866	$10,030	$22,896

	Nine months ended September 30, 2024			Nine months ended September 30, 2023
(Dollars in thousands)	Commercial Banking	WM&T	Total	Commercial Banking	WM&T	Total
Wealth management and trust services	$—	$32,497	$32,497	$—	$29,703	$29,703
Deposit service charges	6,630	—	6,630	6,622	—	6,622
Debit and credit card income	14,688	—	14,688	14,064	—	14,064
Treasury management fees	8,389	—	8,389	7,502	—	7,502
Mortgage banking income (1)	3,077	—	3,077	2,882	—	2,882
Net investment product sales commissions and fees	2,580	—	2,580	2,345	—	2,345
Bank owned life insurance (1)	1,817	—	1,817	1,677	—	1,677
Gain (loss) on sale of premises and equipment (1)	(39)	—	(39)	75	—	75
Other(2)	2,084	—	2,084	2,933	—	2,933
Total non-interest income	$39,226	$32,497	$71,723	$38,100	$29,703	$67,803

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

WM&T provides customers fiduciary and investment management services as agreed upon in asset management contracts. The contracts require WM&T to provide a series of distinct services for which fees are earned over time. The contracts are cancellable upon demand with fees typically based upon the asset value of investments. Revenue is accrued and recognized monthly based upon month-end asset values and collected from the customer predominately in the following month except for a small percentage of fees collected quarterly. Incentive compensation related to WM&T activities is considered a cost of obtaining the contract. Contracts between WM&T and customers do not permit performance-based fees and accordingly, none of the fee income earned by WM&T is performance-based. Trust fees receivable were $4.5 million and $4.2 million at September 30, 2024 and December 31, 2023, respectively.

Net investment products sales commissions and fees represent the Bank’s share of transaction fees and wrap fees resulting from investment services and programs provided through an agent relationship with a third party broker-dealer. Transaction fees are assessed at the time of the transaction. Those fees are collected and recognized on a monthly basis. Trailing fees are based upon market values and are assessed, collected and recognized on a quarterly basis. Because the Bank acts as an agent in arranging the relationship between the customer and third party provider, and does not control the services rendered, investment product sales commissions and fees are reported net of related costs, including nominal incentive compensation, and trading activity charges of $707,000 and $663,000 for the nine month periods ended September 30, 2024 and 2023.

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

Bancorp did not establish any contract assets or liabilities as a result of adopting ASC 606, nor were any recognized during the three and nine month periods ended September 30, 2024.

(24)	Leases

Bancorp has operating leases for various locations with terms ranging from approximately three months to 24 years, several of which include options to extend the leases in five-year increments. Options reasonably expected to be exercised are included in determination of the right-of-use asset. Bancorp elected to use a practical expedient to expense short-term lease obligations associated with leases with original terms of 12 months or less. Bancorp elected not to separate non-lease components from lease components for its operating leases. The right-of-use lease asset and operating lease liability are recorded in premises and equipment and other liabilities on the consolidated balance sheet.

Balance sheet, income statement and cash flow detail regarding operating leases follows:

(dollars in thousands)	September 30, 2024	December 31, 2023

Balance Sheet
Operating lease right-of-use asset	$29,468	$21,007
Operating lease liability	30,953	22,487

Weighted average remaining lease term (years)	11.2	9.8
Weighted average discount rate	3.73%	2.84%

Maturities of lease liabilities:
One year or less	$1,012	$3,365
Year two	3,855	2,864
Year three	3,666	2,543
Year four	3,674	2,536
Year five	3,712	2,547
Greater than five years	22,590	12,059
Total lease payments	$38,509	$25,914
Less imputed interest	7,556	3,427
Total	$30,953	$22,487

	Three months ended	Three months ended
(in thousands)	September 30, 2024	September 30, 2023
Income Statement
Components of lease expense:
Operating lease cost	$1,057	$815
Variable lease cost	88	96
Less sublease income	26	25
Total lease cost	$1,119	$886

	Nine months ended	Nine months ended
(in thousands)	September 30, 2024	September 30, 2023
Income Statement
Components of lease expense:
Operating lease cost	$3,215	$2,492
Variable lease cost	257	235
Less sublease income	77	75
Total lease cost	$3,395	$2,652

	Nine months ended	Nine months ended
(in thousands)	September 30, 2024	September 30, 2023
Cash flow Statement
Supplemental cash flow information:
Operating cash flows from operating leases	$3,567	$3,111

As of September 30, 2024, Bancorp had not entered into any lease agreements that had yet to commence.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As a result of its acquisition of KB on May 31, 2021, Bancorp became the 100% successor owner of a Nevada-based insurance captive taxed under Section 831(b) of the Internal Revenue Code. On April 10, 2023, the IRS issued a proposed regulation that would potentially classify section 831(b) captive activity as a “listed transaction,” and possibly disallow the related tax benefits, both prospectively and retroactively, for a period to be determined. While the regulation has not been finalized, it is expected to be finalized in 2025. Bancorp elected not to renew the Captive in August of 2023 and ultimately dissolved the Captive in December of 2023.

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

Overview – Operating Results (FTE)

The following table presents an overview of Bancorp’s financial performance for the three months ended September 30, 2024 and 2023:

(dollars in thousands, except per share data)			Variance
Three months ended September 30,	2024	2023	$/bp	%

Net income	$29,360	$27,092	$2,268	8%
Diluted earnings per share	$1.00	$0.92	$0.08	9%
ROA	1.39%	1.38%	1 bp	1%
ROE	12.83%	13.26%	(43) bps	-3%

Additional discussion follows under the section titled “Results of Operations.”

General highlights for the three months ended September 30, 2024 compared to September 30, 2023:

●

Net income totaled $29.4 million for the three months ended September 30, 2024, resulting in diluted EPS of $1.00, compared to net income of $27.1 million for the three months ended September 30, 2023, which resulted in diluted EPS of $0.92.

●

Total loans increased $661 million, or 12%, compared to September 30, 2023, driven by growth in all categories over the past 12 months. Average loans increased $688 million, or 13%, for the three months ended September 30, 2024 compared to the same period of the prior year.

●

Bancorp’s ACL on loans increased $7 million, or 9%, compared to September 30, 2023, attributed mainly to the significant loan growth experienced over the last 12 months, and to a lesser extent, deterioration in the FRB unemployment forecast. Provision for credit losses on loans totaled $4.3 million for the three months ended September 30, 2024, compared to $2.3 million for the three months ended September 30, 2023.

●

Deposit balances climbed $323 million, or 5%, compared to September 30, 2023, driven in large part by growth in time deposits tied to the success of promotional rate offerings, which have more than offset deposit contraction within the non-interest bearing deposit portfolio.

●	Net interest income (FTE) totaled $65.1 million for the three months ended September 30, 2024, representing an increase of $3.6 million, or 6%, compared to the three months ended September 30, 2023.
○

Interest income experienced a $16.8 million, or 19%, increase over this period associated with the benefits of higher rates and average earning asset growth, which outpaced the $13.1 million, or 48%, increase in interest expense driven by the rising cost of funds and growth in interest-bearing liabilities.

○

As a result of deposit pricing pressure/competition, Bancorp has continued to experience a significant shift in the deposit mix, as non-interest bearing deposits and lower-yielding deposits have migrated to higher-yielding options, particularly time deposits, driving a substantial increase in the overall cost of deposits.

○	NIM decreased 1 bp to 3.33% for the three months ended September 30, 2024, compared to the same period of the prior year.
●

Non-interest income increased $1.9 million, or 8%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, attributed largely to strong WM&T and treasury management fees in addition to general increases across virtually all of Bancorp’s diversified non-interest revenue streams.

●

Non-interest expenses increased $1.8 million, or 4%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, driven mainly by higher compensation expenses associated with annual merit-based salary increases and higher bonus levels in addition to increased technology and communication expense attributed to various security and compliance-related software upgrades. Further, modifications to the corporate credit card reward program (reducing program expense) and a significant decline in fraudulent check and card losses served to partially offset general increases in other non-interest expense categories.

●

Bancorp’s efficiency ratio (FTE) for the three months ended September 30, 2024 was 53.92% compared to 54.57% for the three months ended September 30, 2023. This improvement was the result of strong growth in net interest income and non-interest income, which outpaced growth in non-interest expenses.

●

As of September 30, 2024, Bancorp continued to be “well-capitalized,” the highest regulatory capital rating for financial institutions, with capital ratios experiencing growth compared to both December 31, 2023 and September 30, 2023. Total stockholders’ equity to total assets was 11.07% as of September 30, 2024, compared to 10.50% and 10.21% at December 31, 2023 and September 30, 2023, respectively. Tangible common equity to tangible assets was 8.79% at September 30, 2024, compared to 8.09% and 7.69% at December 31, 2023 and September 30, 2023, respectively.

The following table presents an overview of Bancorp’s financial performance for the nine months ended September 30, 2024 and 2023:

(dollars in thousands, except per share data)			Variance
Nine months ended September 30,	2024	2023	$/bp	%

Net income	$82,845	$83,804	$(959)	-1%
Diluted earnings per share	$2.82	$2.86	$(0.04)	-1%
ROA	1.34%	1.46%	(12) bps	-8%
ROE	12.53%	14.07%	(154) bps	-11%

Additional discussion follows under the section titled “Results of Operations.”

General highlights for the nine months ended September 30, 2024 compared to September 30, 2023:

●

Net income totaled $82.8 million for the nine months ended September 30, 2024, resulting in diluted EPS of $2.82, compared to net income of $83.8 million for the nine months ended September 30, 2023, which resulted in diluted EPS of $2.86.

●

Total loans increased $661 million, or 12%, compared to September 30, 2023, driven by growth in all categories over the past 12 months. Average loans increased $649 million, or 12%, for the nine months ended September 30, 2024 compared to the same period of the prior year.

●

Bancorp’s ACL on loans increased $7 million, or 9%, compared to September 30, 2023, attributed mainly to the significant loan growth experienced over the last 12 months. Provision for credit losses on loans totaled $6.6 million for the nine months ended September 30, 2024, compared to provision of $6.7 million for the nine months ended September 30, 2023.

●

Deposit balances climbed $323 million, or 5%, compared to September 30, 2023, driven in large part by growth in time deposits tied to the success of promotional rate offerings, which have more than offset deposit contraction within the non-interest bearing deposit portfolio. Average deposits increased $270 million, or 4%, for the nine months ended September 30, 2024 compared to the same period of the prior year.

●	Net interest income (FTE) totaled $187.3 million for the nine months ended September 30, 2024, representing an increase of $1.6 million, or 1%, compared to the nine months ended September 30, 2023.
○

Interest income experienced a $50.9 million, or 20%, increase over this period associated with the benefits of higher rates and average earning asset growth, narrowly outpacing the $49.4 million, or 75%, increase in interest expense driven by the rising cost of funds and growth in interest-bearing liabilities.

○

As a result of deposit pricing pressure/competition, Bancorp has continued to experience a significant shift in the deposit mix, as non-interest bearing deposits and lower-yielding deposits have migrated to higher-yielding options, particularly time deposits, driving a substantial increase in the overall cost of deposits. Further, continued loan growth and deposit balance fluctuations necessitated more borrowing activity throughout the first nine months of 2024 compared to the same period of the prior year, contributing to the overall increase in interest expense.

○	NIM decreased 18 bps, or 5%, to 3.26% for the nine months ended September 30, 2024, compared to the same period of the prior year.

●

Non-interest income increased $3.9 million, or 6%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, attributed largely to strong WM&T fees, treasury management fees and card income.

●

Non-interest expenses increased $8.7 million, or 6%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, driven mainly by higher compensation and employee benefit expenses associated with annual merit-based salary increases and higher bonus levels, FTE growth and higher health insurance claims activity, in addition to increased technology and communication expense, attributed to various security and compliance-related software upgrades.

●

Bancorp’s efficiency ratio (FTE) for the nine months ended September 30, 2024 was 56.56% compared to 54.35% for the nine months ended September 30, 2023. The increase in this ratio is the result of non-interest expense growth outpacing net interest income and non-interest income expansion, as net interest income was hampered by rising funding costs.

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

Comparative information regarding net interest income follows:

(dollars in thousands)			Variance
As of and for the three months ended September 30,	2024	2023	$/bp	%

Net interest income	$64,979	$61,315	$3,664	6%
Net interest income (FTE)*	65,064	61,437	3,627	6%
Net interest spread (FTE)*	2.57%	2.67%	(10) bps	-4%
Net interest margin (FTE)*	3.33%	3.34%	(1) bp	0%
Average interest earning assets	$7,783,997	$7,305,205	$478,792	7%
Average interest bearing liabilities	5,701,063	5,076,486	624,577	12%
Five year Treasury note rate at period end	3.58%	4.60%	(102) bps	-22%
Average five year Treasury note rate	3.80%	4.31%	(51) bps	-12%
Prime rate at period end	8.00%	8.50%	(50) bps	-6%
Average Prime rate	8.44%	8.43%	1 bp	0%
One month term SOFR at period end	4.85%	5.32%	(47) bps	-9%
Average one month term SOFR	5.22%	5.29%	(7) bps	-1%

*See table titled, "Average Balance Sheets and Interest Rates (FTE)" for detail of Net interest income (FTE).

(dollars in thousands)			Variance
As of and for the nine months ended September 30,	2024	2023	$/bp	%

Net interest income	$187,071	$185,316	$1,755	1%
Net interest income (FTE)*	187,344	185,757	1,587	1%
Net interest spread (FTE)*	2.52%	2.87%	(35) bps	-12%
Net interest margin (FTE)*	3.26%	3.44%	(18) bps	-5%
Average interest earning assets	$7,670,807	$7,210,748	$460,059	6%
Average interest bearing liabilities	5,611,573	4,934,485	677,088	14%
Five year Treasury note rate at period end	3.58%	4.60%	102 bps	-22%
Average five year Treasury note rate	4.13%	3.94%	19 bps	5%
Prime rate at period end	8.00%	8.50%	(50) bps	-6%
Average Prime rate	8.48%	8.10%	38 bps	5%
One month term SOFR at period end	4.85%	5.32%	(47) bps	-9%
Average one month term SOFR	5.29%	4.98%	31 bps	6%

*See table titled, "Average Balance Sheets and Interest Rates (FTE)" for detail of Net interest income (FTE).

NIM and net interest spread calculations above exclude the sold portion of certain participation loans, which totaled $2 million and $4 million at September 30, 2024 and December 31, 2023, respectively. These sold loans are on Bancorp’s balance sheet as required by GAAP because Bancorp retains some form of effective control; however, Bancorp receives no interest income on the sold portion. These participation loans sold are excluded from NIM and spread analysis, as Bancorp believes it provides a more accurate depiction of loan portfolio performance.

At September 30, 2024, Bancorp’s loan portfolio consisted of approximately 69% fixed and 31% variable rate loans. At inception, most of Bancorp’s fixed rate loans are generally priced in relation to the five year treasury. Bancorp’s variable rate loans are typically indexed to either Prime or SOFR, repricing as those rates change. At September 30, 2024, approximately 60% and 40% of Bancorp’s variable rate loan portfolio was indexed to Prime and SOFR, respectively.

Prime rate, the five year Treasury note rate and one month term SOFR are included in the preceding tables to provide a general indication of the interest rate environment in which Bancorp has operated during the past 12 months. The FRB increased the FFTR a total of 100 bps in 2023 via four separate 25 bps rate hikes, two of which occurred during the first quarter of 2023. These increases took the FFTR to a range of 5.25% - 5.50%, and Prime to 8.50%, in July of 2023, where each remained until September 18, 2024. On September 18, 2024, the FRB reduced the FFTR 50 bps, representing the first rate reduction in over four years. This action lowered the FFTR to a range of 4.75% - 5.00% and Prime to 8.00% as of September 30, 2024.

The current economic outlook remains volatile, regularly changing as new economic data becomes available and the FRB’s efforts to control or moderate inflation continue. Recent projections indicate the potential for multiple rate reductions to occur over the course of the next several months. While Bancorp has experienced NIM compression as a result of pricing pressure/competition for both loans and deposits, changing levels of liquidity and a flattening yield curve, NIM expansion has been experienced for two consecutive quarters as the result of lower funding costs and an improved yield curve.

Net Interest Income (FTE) – Three months ended September 30, 2024 compared to September 30, 2023

Net interest spread (FTE) and NIM (FTE) were 2.57% and 3.33%, for the three months ended September 30, 2024, compared to 2.68% and 3.34% for the same period in 2023, respectively. NIM during the three months ended September 30, 2024 was significantly impacted by the following:

●

The higher interest rate environment that has served to benefit interest-earning assets has simultaneously driven NIM compression, as the cost of deposits and other funding sources has risen. While the FFTR was reduced to a range of 4.75% - 5.00% effective September 18, 2024, it had previously remained at a range of 5.25% - 5.50% since mid-2023, resulting in an inverted interest rate yield curve for an extended period of time. Although it has flattened/improved some during the first nine months of 2024, continued action by the FRB may create a challenging interest rate environment over the next several quarters.

●

Pricing pressure/competition for deposits, which has driven a significant increase in the cost of funds and shift in Bancorp’s deposit mix, as depositors seek higher yielding deposit alternatives. While the cost of funding is expected to moderate in tandem with anticipated rate decreases, lower liquidity levels within the banking industry generally may continue to drive pricing pressure/competition for deposits.

●

Significant loan growth over the past 12 months has positively impacted interest income and average interest-earning asset growth, which Bancorp elected to fund with deposit and non-deposit sources, namely a combination of scheduled investment security maturities and FHLB borrowings.

Net interest income (FTE) increased $3.6 million, or 6%, for the three months ended September 30, 2024 compared to the same period of 2023, as significant average loan growth and the benefit of higher rates upon average interest earning assets managed to outpace rising funding costs stemming from intense pricing pressure/competition for deposits and increased borrowing activity.

Total average interest earning assets increased $479 million, or 7%, for the three months ended September 30, 2024, as compared to the same period of 2023, attributed to substantial average loan growth that was partially offset by a decline in average investment securities driven by scheduled maturities and normal amortization. However, as a result of a higher interest rate environment, the average rate earned on total average interest earning assets climbed 57 bps to 5.41%.

●

Average total loan balances increased $688 million, or 13%, for the three months ended September 30, 2024, compared to the same period of 2023, with significant growth driven by contributions from every loan category.

●

Average investment securities declined $235 million, or 14%, for the three months ended September 30, 2024 compared to the same period of 2023, mainly the result of significant scheduled maturities within the treasury portfolio, and to a lesser extent, normal amortization activity. The funding provided by this activity has benefitted interest-earning asset yields and overall NIM, as the low-yielding treasury securities shifted into higher-yielding interest-bearing cash and helped fund Bancorp’s substantial loan growth.

●

Average FFS and interest bearing due from bank balances increased $24 million, or 19%, for the three months ended September 30, 2024, which was largely the result of the previously mentioned liquidity provided by the investment securities portfolio.

Total interest income (FTE) increased $16.8 million, or 19%, to $106 million for the three months ended September 30, 2024, as compared to the same period of 2023.

●

Interest and fee income (FTE) on loans increased $17.4 million, or 22%, to $95.7 million for the three months ended September 30, 2024, compared to the same period of 2023, driven by the higher rate environment and significant average loan growth. The yield on the overall loan portfolio increased 51 bps to 6.17% for the three months ended September 30, 2024 compared to 5.66% for the same period of the prior year.

●

Consistent with the decline in average investment securities, there was a $1.1 million, or 13%, decrease in interest income (FTE) on the portfolio for the three months ended September 30, 2024 compared to the same period of 2023. The corresponding yield on the portfolio was 2.07% for the three months ended September 30, 2024, compared to 2.04% for the prior year period, the increase being attributed to the maturity of low-yielding treasury securities during the latter part of the three months ended September 30, 2024.

●

Interest income on FFS and interest bearing due from bank balances increased $306,000 for the three months ended September 30, 2024, stemming mainly average balance growth. The yield on these assets decreased 2 bps to 5.20% for the three months ended September 30, 2024 compared to the same period of 2023.

Total average interest bearing liabilities increased $625 million, or 12%, to $5.70 billion for the three month period ended September 30, 2024 compared with the same period in 2023.

●

Average interest bearing deposits increased $538 million, or 12%, for the three months ended September 30, 2024 compared to the same period in 2023. Bancorp experienced a $324 million, or 41%, increase in average time deposits and a $192 million, or 18%, increase in average money market deposits as a result of depositors seeking higher-yielding deposit products in the current environment.

●

Average FHLB advances increased $60 million, or 15%, for the three months ended September 30, 2024 compared to the same period of the prior year. Bancorp currently utilizes a $300 million term advance in conjunction with four separate interest rate swaps of varying maturities in an effort to secure longer-term funding at a more favorable rate. Bancorp has also utilized overnight borrowings more heavily in the current year to fund loan growth and manage deposit fluctuations.

●

Average SSUAR increased $30 million, or 23%, for the three months ended September 30, 2024 compared to the same period of the prior year, as customers were attracted to the collateralized protection provided by this product.

Total interest expense increased $13.1 million, or 48%, for the three months ended September 30, 2024 compared to the same period of 2023, driven by a significant rise in rates paid on deposits and increased borrowing activity. As a result, the cost of interest bearing liabilities increased 68 bps to 2.84% for the three months ended September 30, 2024 compared to the same period of 2023.

●

Total interest bearing deposit expense increased $12.6 million, or 59%, $9.6 million of which was attributed to time deposit and money market deposits, as customers continued to shift to higher-yielding deposit products. This activity resulted in a 80 bps increase in the cost of interest bearing deposits for the three months ended September 30, 2024 compared to the same period of the prior year. While Bancorp expects pricing pressure/competition to continue in the coming quarters, the pace of deposit cost expansion is expected to moderate.

●

Interest expense on FHLB borrowings increased $292,000, or 6%, for the three months ended September 30, 2024, as compared to same period of the prior year, driven by both increased borrowing activity and higher costs associated with overnight borrowings.

●

Interest expense on SSUAR increased $340,000, or 57%, for the three months ended September 30, 2024, as compared to the same period of the prior year, consistent with average balance growth and higher rates.

Net Interest Income (FTE) – Nine months ended September 30, 2024 compared to September 30, 2023

Net interest spread (FTE) and NIM (FTE) were 2.52% and 3.26%, for the nine months ended September 30, 2024, compared to 2.88% and 3.44% for the same period in 2023, respectively. NIM during the nine months ended September 30, 2024 was significantly impacted by the following:

●

The higher interest rate environment that has served to benefit interest-earning assets has simultaneously driven NIM compression, as the cost of deposits and other funding sources has risen. While the FFTR was reduced to a range of 4.75% - 5.00% effective September 18, 2024, it had previously remained at a range of 5.25% - 5.50% since mid-2023, resulting in an inverted interest rate yield curve for an extended period of time. Although it has flattened/improved some during the first nine months of 2024, it remains to be seen how FRB rate action will impact the interest rate yield curve over the next several quarters.

●

Pricing pressure/competition for deposits has driven a significant increase in the cost of funds and shift in Bancorp’s deposit mix, as depositors seek higher yielding deposit alternatives. While the cost of funding is expected to moderate in tandem with anticipated rate decreases, lower liquidity levels within the banking industry generally may continue to drive pricing pressure/competition for deposits.

●

Significant loan growth over the past 12 months has positively impacted interest income and average interest-earning asset growth, which Bancorp elected to fund with deposit and non-deposit sources, namely scheduled investment security maturities and FHLB borrowings.

Net interest income (FTE) increased $1.6 million, or 1%, for the nine months ended September 30, 2024 compared to the same period of 2023, as significant average loan growth and the benefit of higher rates upon average interest earning assets managed to slightly outpace rising funding costs stemming from intense pricing pressure/competition for deposits and increased borrowing activity.

Total average interest earning assets increased $460 million, or 6%, for the nine months ended September 30, 2024, as compared to the same period of 2023, attributed to substantial average loan growth that was partially offset by a decline in average investment securities associated with scheduled maturities and normal amortization. As a result of a higher interest rate environment, the average rate earned on total interest earning assets climbed 60 bps to 5.27%.

●

Average total loan balances increased $649 million, or 12%, for the nine months ended September 30, 2024, compared to the same period of 2023, with significant growth driven by contributions from every loan category.

●

Average investment securities declined $213 million, or 12%, for the nine months ended September 30, 2024 compared to the same period of 2023, mainly the result of significant scheduled maturities within the treasury portfolio, and to a lesser extent, normal amortization activity. The funding provided by this activity has benefitted interest-earning asset yields and overall NIM, as the low-yielding treasury securities shifted into higher-yielding interest-bearing cash and helped fund Bancorp’s substantial loan growth.

●

Average FFS and interest bearing due from bank balances increased $21 million, or 16%, for the nine months ended September 30, 2024, as a result of the previously mentioned liquidity provided by the investment securities portfolio and increased FHLB borrowing activity.

Total interest income (FTE) increased $50.9 million, or 20%, to $302.8 million for the nine months ended September 30, 2024, as compared to the same period of 2023.

●

Interest and fee income (FTE) on loans increased $52.1 million, or 24%, to $271.7 million for the nine months ended September 30, 2024, compared to the same period of 2023, driven by the higher rate environment and significant average loan growth. The yield on the overall loan portfolio increased 56 bps to 6.06% for the nine months ended September 30, 2024 compared to 5.50% for the same period of the prior year.

●

Consistent with the decline in average investment securities, there was a $3.1 million, or 12%, decrease in interest income (FTE) on the portfolio for the nine months ended September 30, 2024 compared to the same period of 2023. The corresponding yield on the portfolio was 2.06% for both the nine months ended September 30, 2024 and 2023.

●

Interest income on FFS and interest bearing due from bank balances increased $1.3 million, or 27%, for the nine months ended September 30, 2024, stemming mainly from a higher FFTR. The yield on these assets increased 46 bps to 5.39% for the nine months ended September 30, 2024 compared to the same period of 2023.

Total average interest bearing liabilities increased $677 million, or 14%, to $5.61 billion for the nine month period ended September 30, 2024 compared with the same period in 2023.

●

Average interest bearing deposits increased $558 million, or 12%, for the nine months ended September 30, 2024 compared to the same period in 2023. Bancorp experienced a $384 million, or 57%, increase in average time deposits and a $163 million, or 15%, increase in average money market deposits compared to the prior year period as a result of depositors seeking higher-yielding deposit products in the current environment.

●

Average FHLB advances increased $87 million, or 29%, for the nine months ended September 30, 2024 compared to the same period of the prior year. Bancorp currently utilizes a $300 million term advance in conjunction with four separate interest rate swaps of varying maturities in an effort to secure longer-term funding at a more favorable rate. Bancorp has also utilized overnight borrowings more heavily in the current year to fund loan growth and manage deposit fluctuations.

●

Average SSUAR increased $36 million, or 30%, for the nine months ended September 30, 2024 compared to the same period of the prior year, as customers were attracted to the collateralized protection provided by this product.

Total interest expense increased $49.4 million, or 75%, for the nine months ended September 30, 2024 compared to the same period of 2023, driven by a significant rise in rates paid on deposits and increased borrowing activity. As a result, the cost of interest bearing liabilities increased 96 bps to 2.75% for the nine months ended September 30, 2024 compared to the same period of 2023.

●

Total interest bearing deposit expense increased $45.5 million, or 88%, as a result of deposit rate increases, $33.5 million of which was attributed to time deposit and money market deposits, as customers continued to shift to higher-yielding deposit products. This activity resulted in a 104 bps increase in the cost of interest bearing deposits for the nine months ended September 30, 2024 compared to the same period of the prior year. While Bancorp expects pricing pressure/competition to continue in the coming quarters, the pace of deposit cost expansion is expected to moderate.

●

Interest expense on FHLB borrowings increased $2.9 million, or 27%, for the nine months ended September 30, 2024, as compared to same period of the prior year, driven by both increased borrowing activity and higher costs associated with overnight borrowings.

●

Interest expense on SSUAR increased $1.2 million, or 85%, for the nine months ended September 30, 2024, as compared to the same period of the prior year, consistent with average balance growth and rising rates.

Average Balance Sheets and Interest Rates (FTE) – Three-Month Comparison

	Three months ended September 30,
	2024			2023
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:
Federal funds sold and interest bearing due from banks	$148,818	$1,946	5.20%	$124,653	$1,640	5.22%
Mortgage loans held for sale	4,862	47	3.85	7,112	55	3.07
Investment securities:
Taxable	1,347,533	6,918	2.04	1,575,971	8,064	2.03
Tax-exempt	77,282	485	2.50	83,917	476	2.25
Total securities	1,424,815	7,403	2.07	1,659,888	8,540	2.04

Federal Home Loan Bank stock	31,193	663	8.46	27,290	499	7.25
Loans	6,174,309	95,748	6.17	5,486,262	78,313	5.66

Total interest earning assets	7,783,997	105,807	5.41	7,305,205	89,047	4.84

Less allowance for credit losses on loans	84,260			79,770

Non-interest earning assets:
Cash and due from banks	72,692			80,454
Premises and equipment, net	113,150			101,707
Bank owned life insurance	88,356			86,015
Goodwill	194,074			194,074
Accrued interest receivable and other	216,596			117,469
Total assets	$8,384,605			$7,805,154

Interest bearing liabilities:
Deposits:
Interest bearing demand	$2,273,444	$11,783	2.06%	$2,206,238	$8,698	1.56%
Savings	423,754	298	0.28	468,751	334	0.28
Money market	1,233,297	9,930	3.20	1,041,471	5,824	2.22
Time	1,117,276	11,986	4.27	792,951	6,504	3.25
Total interest bearing deposits	5,047,771	33,997	2.68	4,509,411	21,360	1.88

Securities sold under agreements to repurchase	156,865	937	2.38	127,063	597	1.86
Federal funds purchased	8,480	120	5.63	11,776	157	5.29
Federal Home Loan Bank advances	461,141	5,209	4.49	401,630	4,917	4.86
Subordinated debentures	26,806	480	7.12	26,606	579	8.63

Total interest bearing liabilities	5,701,063	40,743	2.84	5,076,486	27,610	2.16

Non-interest bearing liabilities:
Non-interest bearing demand deposits	1,510,515			1,731,724
Accrued interest payable and other	262,753			186,234
Total liabilities	7,474,331			6,994,444

Stockholders’ equity	910,274			810,710
Total liabilities and stockholders' equity	$8,384,605			$7,805,154
Net interest income		$65,064			$61,437
Net interest spread			2.57%			2.68%
Net interest margin			3.33%			3.34%

Average Balance Sheets and Interest Rates (FTE) – Nine-Month Comparison

	Nine months ended September 30,
	2024			2023
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:
Federal funds sold and interest bearing due from banks	$153,755	$6,199	5.39%	$132,421	$4,885	4.93%
Mortgage loans held for sale	5,230	152	3.88	7,333	173	3.15
Investment securities:
Taxable	1,418,794	21,700	2.04	1,624,452	24,809	2.04
Tax-exempt	79,298	1,456	2.45	86,386	1,492	2.31
Total securities	1,498,092	23,156	2.06	1,710,838	26,301	2.06

Federal Home Loan Bank stock	27,364	1,601	7.82	22,663	939	5.54
Loans	5,986,366	271,736	6.06	5,337,493	219,598	5.50

Total interest earning assets	7,670,807	302,844	5.27	7,210,748	251,896	4.67

Less allowance for credit losses on loans	83,344			77,720

Non-interest earning assets:
Cash and due from banks	72,444			79,470
Premises and equipment, net	111,113			103,231
Bank owned life insurance	87,760			85,461
Goodwill	194,074			194,074
Accrued interest receivable and other	209,163			65,394
Total assets	$8,262,017			$7,660,658

Interest bearing liabilities:
Deposits:
Interest bearing demand	$2,318,696	$35,365	2.04%	$2,241,032	$23,232	1.39%
Savings	429,546	895	0.28	496,230	997	0.27
Money market	1,224,878	28,521	3.11	1,061,972	14,580	1.84
Time	1,053,065	32,705	4.15	668,926	13,131	2.62
Total interest bearing deposits	5,026,185	97,486	2.59	4,468,160	51,940	1.55

Securities sold under agreements to repurchase	156,392	2,639	2.25	120,740	1,429	1.58
Federal funds purchased	9,585	395	5.50	13,857	504	4.86
Federal Home Loan Bank advances	392,609	13,469	4.58	305,220	10,613	4.65
Subordinated debentures	26,802	1,511	7.53	26,508	1,653	8.34

Total interest bearing liabilities	5,611,573	115,500	2.75	4,934,485	66,139	1.79

Non-interest bearing liabilities:
Non-interest bearing demand deposits	1,508,947			1,796,586
Accrued interest payable and other	258,230			133,415
Total liabilities	7,378,750			6,864,486

Stockholders’ equity	883,267			796,172
Total liabilities and stockholders' equity	$8,262,017			$7,660,658
Net interest income		$187,344			$185,757
Net interest spread			2.52%			2.88%
Net interest margin			3.26%			3.44%

Supplemental Information - Average Balance Sheets and Interest Rates (FTE)

●

Average loan balances include the principal balance of non-accrual loans, as well as unearned income such as loan premiums, discounts, fees/costs and exclude participation loans accounted for as secured borrowings. Participation loans accounted for as secured borrowings averaged $2 million and $4 million for the three month periods ended September 30, 2024 and 2023, respectively. Participation loans accounted for as secured borrowings averaged $3 million and $5 million for the nine month periods ended September 30, 2024 and 2023, respectively.

●

Interest income on a FTE basis includes additional amounts of interest income that would have been earned if investments in certain tax-exempt interest earning assets had been made in assets subject to federal taxes yielding the same after-tax income. Interest income on municipal securities and tax-exempt loans has been calculated on a FTE basis using a federal income tax rate of 21%. Approximate tax equivalent adjustments to interest income were $85,000 and $122,000 for the three month periods ended September 30, 2024 and 2023, respectively, and $273,000 and $441,000 for the nine month periods ended September 30, 2024 and 2023, respectively.

●

Interest income includes loan fees of $1.7 million and $1.1 million for the three month periods ended September 30, 2024 and 2023, respectively, and $4.6 million and $4.1 million for the nine month periods ended September 30, 2024 and 2023, respectively. Interest income on loans may be materially impacted by the level of prepayment fees collected and net accretion income related to acquired loans. Net accretion income related to acquired loans totaled $467,000 and $507,000 for the three-month periods ended September 30, 2024 and 2023, respectively, and $1.8 million and $2.0 million for the nine month periods ended September 30, 2024 and 2023, respectively.

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

The results of the interest rate sensitivity analysis performed as of September 30, 2024 were derived from conservative assumptions Bancorp uses in its model, particularly in relation to deposit betas, which measure how responsive management’s deposit repricing may be to changes in market rates based on historical data. Management uses different betas in the rising and falling rate scenarios in an effort to best simulate expected earnings trends.

Bancorp’s interest rate sensitivity analysis details that increases in interest rates of 100 and 200 bps would have a slightly positive effect on net interest income, while decreases in interest rates of 100 and 200 bps would have a slightly negative impact. These results depict a relatively neutral interest rate risk profile. The increase in net interest income in the rising rate scenarios is primarily due to variable rate loans and short-term investments repricing more quickly than deposits and short-term borrowings. Net interest income decreases in the falling rate scenarios because rates on non-maturity deposits cannot be lowered sufficiently to offset the decline in interest income associated with assets that immediately reprice as rates fall.

	-200	-100	+100	+200
	Basis Points	Basis Points	Basis Points	Basis Points
% Change from base net interest income at September 30, 2024	-2.66%	-1.47%	1.58%	3.06%

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

Provision for Credit Losses

Provision for credit losses on loans at September 30, 2024 represents the amount of expense that, based on management’s judgment, is required to maintain the ACL for loans at an appropriate level under the CECL model. The determination of the amount of the ACL for loans is complex and involves a high degree of judgment and subjectivity. See the Footnote titled “Basis of Presentation and Summary of Significant Accounting Policies” in Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2023 for detailed discussion regarding Bancorp’s ACL methodology by loan segment.

An analysis of the changes in the ACL for loans, including provision, and selected ratios follow:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2024	2023	2024	2023

Beginning balance	$82,155	$77,710	$79,374	$73,531
Provision for credit losses on loans	4,325	2,300	6,575	6,700

Total charge-offs	(1,345)	(2,115)	(1,954)	(2,805)
Total recoveries	208	180	1,348	649
Net loan (charge-offs) recoveries	(1,137)	(1,935)	(606)	(2,156)
Ending balance	$85,343	$78,075	$85,343	$78,075

Average total loans	$6,174,309	$5,486,262	$5,986,366	$5,337,493

Provision for credit losses on loans to average total loans (1)	0.07%	0.04%	0.11%	0.13%
Net loan (charge-offs) recoveries to average total loans (1)	-0.02%	-0.04%	-0.01%	-0.04%
ACL for loans to total loans	1.36%	1.39%	1.36%	1.39%
ACL for loans to average total loans	1.38%	1.42%	1.43%	1.46%

(1) Ratios are not annualized

The ACL for loans totaled $85 million as of September 30, 2024 compared to $78 million at September 30, 2023, representing an ACL to total loans ratio of 1.36% and 1.39% for the respective periods.

Provision expense on loans of $4.3 million and $6.6 million was recorded for the three and nine month periods ended September 30, 2024, attributed mainly to strong loan growth and deterioration in the FRB unemployment forecast. Net charge offs of $1.1 million and $606,000 were recorded for the three and nine month periods ended September 30, 2024, serving to decrease the ACL for loans.

Provision expense on loans of $2.3 million and $6.7 million was recorded to provision for credit losses on loans for the three and nine month periods ended September 30, 2023, respectively, driven mainly by strong loan growth. Partially offsetting the increase in the ACL associated with provision expense was net charge off activity of $1.9 million and $2.2 million for the three and nine month periods ended September 30, 2024, respectively.

While separate from the ACL for loans and recorded in other liabilities on the consolidated balance sheets, the ACL for off balance sheet credit exposures also experienced an increase between December 31, 2023 and September 30, 2024. While no provision for off balance sheet credit exposures was recorded for the three month period ended September 30, 2024 due to increased utilization (and thus a decrease in availability), provision of $475,000 was recorded for the nine month period ended September 30, 2024, driven largely by increased availability within the C&D portfolio. The ACL for off balance sheet credit exposures totaled $6.3 million as of September 30, 2024.

Provision for credit loss expense for off balance sheet credit exposures of $475,000 and $1.1 million was recorded for the three and nine month periods ended September 30, 2023. The ACL for off balance sheet credit exposures was $5.6 million as of September 30, 2023.

Bancorp’s loan portfolio is well-diversified with no significant concentrations of credit. Geographically, most loans are extended to borrowers in Louisville, central, eastern and northern Kentucky, as well as the Indianapolis, Indiana and Cincinnati, Ohio metropolitan markets. The adequacy of the ACL is monitored on an ongoing basis and it is the opinion of management that the balance of the ACL at September 30, 2024 is adequate to absorb probable losses inherent in the loan portfolio as of the financial statement date.

Non-interest Income

	Three months ended September 30,				Nine months ended September 30,
(dollars in thousands)	2024	2023	$ Variance	% Variance	2024	2023	$ Variance	% Variance

Wealth management and trust services	$10,931	$10,030	$901	9%	$32,497	$29,703	$2,794	9%
Deposit service charges	2,314	2,272	42	2	6,630	6,622	8	0
Debit and credit card income	5,083	4,870	213	4	14,688	14,064	624	4
Treasury management fees	2,939	2,635	304	12	8,389	7,502	887	12
Mortgage banking income	1,112	814	298	37	3,077	2,882	195	7
Net investment product sales commissions and fees	915	791	124	16	2,580	2,345	235	10
Bank owned life insurance	634	569	65	11	1,817	1,677	140	8
Gain (loss) on sale of premises and equipment	(59)	302	(361)	NM	(39)	75	(114)	NM
Other	928	613	315	51	2,084	2,933	(849)	(29)
Total non-interest income	$24,797	$22,896	$1,901	8%	$71,723	$67,803	$3,920	6%

Total non-interest income increased $1.9 million, or 8%, and $3.9 million, or 6%, for the three and nine month periods ended September 30, 2024 compared to the same periods of 2023, respectively. Non-interest income comprised 27.6% and 27.7% of total revenues, defined as net interest income and non-interest income, for the three and nine month periods ended September 30, 2024 compared to 27.2% and 26.8%% for the same periods of 2023. WM&T services comprised 44.1% and 45.3% of total non-interest income for the three and nine month periods ended September 30, 2024 compared to 43.8% for both the three and nine month periods ended September 30, 2023.

WM&T Services:

The magnitude of WM&T revenue distinguishes Bancorp from other community banks of similar asset size. WM&T revenue increased $901,000, or 9%, and $2.8 million, or 9%, for the three and nine month periods ended September 30, 2024, as compared with the same periods of 2023, consistent with strong equity market appreciation and higher estate fee income that more than offset a decline in net new business expansion.

Net new business refers to revenue generated from newly acquired customers or reactivated accounts, excluding revenue from upselling or cross-selling to existing active customers. It plays a crucial role in expanding Bancorp’s financial base and ensuring long-term sustainability and success. During the third quarter of 2024, the WM&T department experienced negative net new business for the first time in a few years, which was driven in large part to attrition associated with employee retirements and market competition. Despite negative net new business for the quarter, total WM&T income is currently projected to increase over the next twelve months, as projected moderate market growth would more than offset the potential negative impact from the previously mentioned attrition and an expected decline in non-recurring estate fees.

Recurring fees earned for managing accounts are based on a percentage of market value of AUM and are typically assessed on a monthly basis. Recurring fees, which generally comprise the vast majority of WM&T revenue, increased $613,000, or 6%, and $2.3 million, or 8% for the three and nine month periods ended September 30, 2024, as compared with the same periods of 2023. The increases were driven largely by equity market appreciation over the past year.

A portion of WM&T revenue, most notably executor and certain employee benefit plan-related fees, are non-recurring in nature and the timing of these revenues corresponds with the related administrative activities. For this reason, such fees are subject to greater period over period fluctuation. Total non-recurring fees increased $288,000 and $534,000 for the three and nine month periods ended September 30, 2024, as compared with the same periods of 2023, driven by increased estate fee income.

AUM, stated at market value, totaled $7.32 billion at September 30, 2024 compared with $7.16 billion at December 31, 2023 and $6.67 billion at September 30, 2023. The increase in AUM between September 30, 2023 and September 30, 2024 is attributed mainly to strong equity market appreciation experienced over the past year.

Contracts between WM&T and their customers do not permit performance-based fees and accordingly, none of the WM&T revenue is performance based. Management believes the WM&T department will continue to factor significantly in Bancorp’s financial results and provide strategic diversity to revenue streams.

Detail of WM&T Service Income by Account Type:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023

Investment advisory	$4,240	$3,856	$12,726	$11,511
Personal trust	3,815	3,557	11,465	10,572
Personal investment retirement	1,955	1,778	5,661	5,164
Company retirement	416	392	1,240	1,132
Foundation and endowment	339	303	1,003	872
Custody and safekeeping	56	77	172	248
Brokerage and insurance services	5	1	9	9
Other	105	66	221	195
Total WM&T services income	$10,931	$10,030	$32,497	$29,703

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

AUM by Account Type:

AUM (not included on balance sheet) increased from $7.16 billion at December 31, 2023 to $7.32 billion at September 30, 2024 as follows:

	September 30, 2024			December 31, 2023
(in thousands)	Managed	Non-managed (1)	Total	Managed	Non-managed (1)	Total
Investment advisory	$2,736,814	$66,332	$2,803,146	$2,591,561	$72,028	$2,663,589
Personal trust	1,614,335	435,589	2,049,924	1,922,294	459,103	2,381,397
Personal investment retirement	946,944	21,282	968,226	848,800	17,854	866,654
Company retirement	54,368	633,990	688,358	57,486	510,294	567,780
Foundation and endowment	523,563	7,278	530,841	471,609	23,413	495,022
Subtotal	$5,876,024	$1,164,471	$7,040,495	$5,891,750	$1,082,692	$6,974,442
Custody and safekeeping	—	276,336	276,336	—	185,638	185,638
Total AUM	$5,876,024	$1,440,807	$7,316,831	$5,891,750	$1,268,330	$7,160,080

(1) Non-managed assets represent those for which the WM&T department does not hold investment discretion.

As of September 30, 2024 and December 31, 2023, approximately 80% and 82% of AUM were actively managed, respectively. Company retirement plan accounts consist primarily of participant-directed assets. The amount of custody and safekeeping accounts are insignificant to overall WM&T operations.

Managed AUM by Class of Investment:

(in thousands)	September 30, 2024	December 31, 2023

Interest bearing deposits	$414,981	$442,820
Treasury and government agency obligations	210,703	240,848
State, county and municipal obligations	341,798	297,314
Money market mutual funds	35,949	68,617
Equity mutual funds	1,358,978	1,225,210
Other mutual funds - fixed, balanced and municipal	547,813	551,141
Other notes and bonds	28,502	199,146
Common and preferred stocks	2,549,702	2,474,186
Common trust funds and collective investment funds	179,448	84,996
Real estate mortgages	167	373
Real estate	43,028	40,224
Other miscellaneous assets (1)	164,955	266,875
Total managed assets	$5,876,024	$5,891,750

(1)	Includes client directed instruments such as rights, warrants, annuities, insurance policies, unit investment trusts, and oil and gas rights.

Managed assets are invested in instruments for which market values can be readily determined, the majority of which are sensitive to market fluctuations and consist of approximately 67% in equities and 33% in fixed income securities as of September 30, 2024, compared to 64% and 36% as of December 31, 2023. This composition has remained relatively consistent from period to period.

Additional Sources of Non-interest income:

Deposit service charges, which consist of non-sufficient funds charges and to a lesser extent, other activity based charges, increased $42,000, or 2%, and $8,000, or less than 1%, for the three and nine month periods ended September 30, 2024, as compared with the same periods of 2023. Consistent with the banking industry generally, Bancorp has experienced a steady decline in the volume of fees earned on overdrawn checking accounts over the past several years. This trend has been driven by lower check presentment volume, which has in turn led to fewer overdrawn accounts in general. Further, Bancorp anticipates that future growth of this revenue stream could be significantly impacted by changing industry practices. Bancorp could be faced with strategic decisions surrounding deposit-related service charges in the future, which could negatively impact the contributions made by this, or similar, revenue streams.

Debit and credit card income consists of interchange revenue, ancillary fees and incentives received from card processors. Debit and credit card revenue increased $213,000, or 4%, and $624,000, or 4%, for the three and nine month periods ended September 30, 2024, as compared with the same periods of 2023. The increases were driven by interchange income expansion and higher transaction volume. Total debit card income increased $110,000, or 3%, and $161,000, or 2%, and total credit card income increased $103,000, or 13%, and $463,000, or 11% for the three and nine month periods ended September 30, 2024, compared the same periods of the prior year. While Bancorp generally expects this revenue stream to grow with continued expansion of the customer base, interchange rate compression and fluctuations in business and consumer spend levels could serve as challenges to future growth.

Treasury management fees primarily consist of fees earned for cash management services provided to commercial customers. This category continues to stand out as a consistent, growing source of revenue for Bancorp and increased $304,000, or 12%, and $887,000, or 12%, for the three and nine month periods ended September 30, 2024, as compared with the same periods of 2023, driven by expansion, increased transaction volume, growing international services and new product sales. Bancorp anticipates this income category will continue to increase based on continued customer base growth and the expanding suite of services offered within Bancorp’s treasury management platform.

Mortgage banking income primarily includes gains on sales of mortgage loans and net loan servicing income offset by MSR amortization. Bancorp’s mortgage banking department predominantly originates residential mortgage loans to be sold in the secondary market, primarily to FNMA and FHLMC. Bancorp offers conventional, VA, FHA and GNMA financing for purchases and refinances, as well as programs for first-time homebuyers. Interest rates on mortgage loans directly influence the volume of business transacted by the mortgage-banking department. Mortgage banking revenue increased $298,000, or 37%, and $195,000, or 7%, for the three and nine month periods ended September 30, 2024, as compared with the same periods of 2023, driven by an increase in origination volume during the third quarter of this year in addition to slowing MSR amortization.

Net investment product sales commissions and fees are generated primarily on stock, bond and mutual fund sales, as well as wrap fees earned on brokerage accounts via an arrangement with a third party broker-dealer. Wrap fees represent charges for investment programs that bundle together a suite of services, such as brokerage, advisory, research and management and are based on a percentage of account assets. Bancorp deploys its financial advisors primarily through its branch network, while larger managed accounts are generally serviced by Bancorp’s WM&T group. Net investment product sales commissions and fees increased $124,000, or 16%, and $235,000, or 10%, for the three and nine month periods ended September 30, 2024 compared to the same periods of 2023 due to organic growth and general market appreciation over the respective period.

BOLI assets represent the cash surrender value of life insurance policies on certain active and non-active employees who have provided consent for Bancorp to be the beneficiary for a portion of such policies. The related change in cash surrender value and any death benefits received under the policies are recorded as non-interest income and serves to offset the cost of various employee benefits. BOLI income increased $65,000, or 11%, and $140,000, or 8%, for the three and nine month periods ending September 30, 2024 compared to the same periods of the prior year, which was attributed to general market appreciation and a reallocation of investments within the policy plans over the past year.

Losses on the sale of premises and equipment of $59,000 and $39,000 were recorded for the three and nine month periods ended September 30, 2024. Activity for the three and nine month periods ended September 30, 2023 was the result of the sale of certain acquired properties that overlapped with existing locations in addition to other merger-related disposal activity.

Other non-interest income increased $315,000, or 51%, for the three months ended September 30, 2024 and decreased $849,000, or 29%, for the three and nine month periods ended September 30, 2024 compared with the same periods of 2023. The increase for the three month period was attributed largely higher swap fee income recorded during the current year. In addition, the prior year period included a $250,000 OREO write-down (no such activity in the current year period). The decrease for the nine month period was driven largely by Bancorp’s decision not to renew the insurance captive in late 2023, which contributed approximately $1.4 million of other non-interest income for nine month periods ended September 30, 2023.

Non-interest Expenses

	Three months ended September 30,				Nine months ended September 30,
(dollars in thousands)	2024	2023	$ Variance	% Variance	2024	2023	$ Variance	% Variance

Compensation	$25,534	$23,379	$2,155	9%	$74,389	$67,382	$7,007	10%
Employee benefits	4,629	4,508	121	3	15,591	14,622	969	7
Net occupancy and equipment	3,775	3,821	(46)	(1)	11,264	11,234	30	0
Technology and communication	4,500	4,236	264	6	14,463	12,706	1,757	14
Debit and credit card processing	1,845	1,637	208	13	5,402	4,762	640	13
Marketing and business development	1,438	1,357	81	6	4,109	4,236	(127)	(3)
Postage, printing and supplies	901	938	(37)	(4)	2,740	2,701	39	1
Legal and professional	968	1,049	(81)	(8)	3,268	2,665	603	23
FDIC insurance	1,095	937	158	17	3,368	2,851	517	18
Capital and deposit based taxes	825	629	196	31	2,128	1,875	253	13
Intangible amortization	1,052	1,167	(115)	(10)	3,155	3,519	(364)	(10)
Amortization of investments in tax credit partnerships	-	323	(323)	NM	-	970	(970)	NM
Other	1,890	2,721	(831)	(31)	6,645	8,293	(1,648)	(20)
Total non-interest expenses	$48,452	$46,702	$1,750	4%	$146,522	$137,816	$8,706	6%

Total non-interest expenses increased $1.8 million, or 4%, and $8.7 million, or 6%, for the three and nine month periods ended September 30, 2024 compared to the same periods of 2023. Compensation and employee benefits comprised 62.3% and 61.4% of Bancorp’s total non-interest expenses for the three and nine month periods ended September 30, 2024, compared to 59.7% and 59.5% for the same periods of 2023.

Compensation, which includes salaries, incentives, bonuses and stock based compensation, increased $2.2 million, or 9%, and $7.0 million, or 10%, for the three and nine month periods ended September 30, 2024, as compared with the same periods of 2023. The increases were attributed to annual merit-based salary increases, higher bonus accruals and to a lesser extent, increased incentive compensation. Net full time equivalent employees totaled 1,068 at September 30, 2024 compared to 1,075 at December 31, 2023 and 1,056 at September 30, 2023.

Employee benefits consists of all personnel-related expense not included in compensation, with the most significant items being health insurance, payroll taxes and employee retirement plan contributions. Employee benefits increased $121,000, or 3%, and $969,000, or 7%, for the three and nine month periods ended September 30, 2024, as compared with the same periods of 2023, driven mainly by an increase in health insurance claims activity.

Net occupancy and equipment expenses primarily include depreciation, rent, property taxes, utilities and maintenance. Costs of capital asset additions flow through the statement of income over the lives of the assets in the form of depreciation expense. Net occupancy expense decreased $46,000, or 1%, and increased $30,000, or less than 1%, for the three and nine month periods ended September 30, 2024, as compared with the same periods of 2023. At September 30, 2024, Bancorp’s branch network consisted of 72 locations throughout Louisville, central, eastern and Northern Kentucky, as well as the MSAs of Indianapolis, Indiana and Cincinnati, Ohio.

Technology and communication expenses include computer software usage and licensing fees, equipment depreciation and expenditures related to investments in technology needed to maintain and improve the quality of customer delivery channels, information security and internal resources. Technology expense increased $264,000, or 6%, and $1.8 million, or 14%, for the three and nine month periods ended September 30, 2024 compared to the same periods of 2023, consistent with Bancorp’s growth and continued investment in technology, including various security and compliance-related software upgrades.

Bancorp outsources processing for debit and commercial credit card operations, which generate significant revenue for the Company. These expenses typically fluctuate consistent with transaction volumes. Debit and credit card processing expense increased $208,000, or 13%, and $640,000, or 13%, for the three and nine month periods ending September 30, 2024 compared to the same periods of last year, driven by increased transaction volume and customer base expansion.

Marketing and business development expenses include all costs associated with promoting Bancorp, including community support, retaining customers and acquiring new business. Marketing and business development expenses increased $81,000, or 6%, and decreased $127,000, or 3%, for the three and nine month periods ending September 30, 2024, as compared to the same periods of 2023. The increase for the three month period related to higher advertising expense tied to time deposit product promotions, while the decrease for the nine month period stemmed largely from lower customer entertainment expenses compared to the prior year.

Postage, printing and supplies expense decreased $37,000, or 4%, and increased $39,000, or 1%, for the three and nine month periods ended September 30, 2024 compared to the same periods of 2023.

Legal and professional fees decreased $81,000, or 8%, and increased $603,000, or 23%, for the three and nine month periods ended September 30, 2024 compared to the same periods of the prior year. The decrease for the three month period is attributed mainly to lower collections-related expenses while the increase for the nine month period was driven primarily by compliance-related consulting projects associated with Bancorp approaching $10 billion in total assets.

FDIC insurance expense increased $158,000, or 17%, and $517,000, or 18%, for the three and nine month periods ended September 30, 2024, as compared to the same periods of 2023, consistent with Bancorp’s growth.

Effective January 1, 2024, Bancorp adopted ASU 2023-02 and began booking tax credit amortization expense for all historical and low income tax credit projects as a component of income tax expense via the proportional amortization method. Such expense had previously been recorded as a component of non-interest expenses. As such, no tax credit amortization expense was recorded as non-interest expense for the three and nine month periods ended September 30, 2024. Expense of $323,000 and $970,000 was recorded in relation to amortization of tax credit investments for the three and nine month periods ended September 30, 2023, respectively.

Capital and deposit based taxes, which consist primarily of capital-based local income taxes and franchise taxes, increased $196,000, or 31%, and $253,000, or 13%, for the three and nine month periods ended September 30, 2024 compared to the same periods of 2023. Bancorp’s capital and deposit based tax expense is based on gross revenues appropriated to the state of Ohio (the only state Bancorp operates in with a capital-based deposit tax).

Intangible amortization expense consists of amortization associated with the CDI of acquired deposit portfolios, as well as an intangible related to customer list of the WM&T business line added through a past acquisition. The intangibles are amortized on an accelerated basis over a period of approximately ten years. Intangible amortization expense decreased $115,000, or 10%, and $364,000, or 10%, for the three and nine month periods ended September 30, 2024 compared to the same periods of the prior year, which is attributed to the accelerated depreciation method for which intangible assets are amortized.

Other non-interest expenses decreased $831,000, or 31%, and $1.6 million, or 20%, for the three and nine month periods ended September 30, 2024, as compared to the same periods of 2023, driven largely by Bancorp’s decision not to renew the insurance captive in late 2023, in addition to the benefit of modifications made to the corporate credit card reward program and a decline in fraudulent check and card losses.

Income Tax Expense

A comparison of income tax expense and ETR follows:

	Three months ended September 30,				Nine months ended September 30,
(dollars in thousands)	2024	2023	$/bp Variance	% Variance	2024	2023	$ Variance	% Variance

Income before income tax expense	$36,999	$34,734	$2,265	7%	$105,222	$107,553	$(2,331)	(2% )
Income tax expense	7,639	7,642	(3)	(0)	22,377	23,749	(1,372)	(6)
Effective tax rate	20.65%	22.00%	(135) bps	(6)	21.27%	22.08%	(81) bps	(4)

Fluctuations in the ETR are primarily attributed to the following:

●

The stock based compensation component of the ETR fluctuates consistent with the level of SAR exercise activity in addition to the levels of PSU, RSA and RSU vesting. The ETR was reduced by 0.36% for the nine months ended September 30, 2024 compared to a reduction of 0.29% for the same period of 2023, consistent with exercise and vesting activity.

●

The cash surrender value of life insurance policies can vary widely from period to period, driven largely by market changes. The related impact is inversely correlated with the ETR generally, with cash surrender value declines typically serving to increase the ETR and vice versa. Changes in the cash surrender value of life insurance policies decreased the ETR by 0.73% and 0.49% for the nine months ended September 30, 2024 and 2023, respectively.

●

Bancorp invests in certain partnerships that yield federal income tax credits. Taken as a whole, the tax benefit of these investments exceeds amortization expense, resulting in a positive impact on net income. The timing and magnitude of these transactions may vary widely from period to period. Effective January 1, 2024, Bancorp adopted ASU 2023-02 and began booking tax credit amortization expense for all tax credit projects as a component of income tax expense via the proportional amortization method. The cumulative impact of the adoption of ASU 2023-02 and tax credit amortization for the nine months ended September 30, 2024 served to reduce the ETR 0.90%. The ETR was reduced by 0.48% by tax credit activity for the nine months ended September 30, 2023.

●	Tax-exempt interest income earned on loans and investment securities reduced the ETR by 0.45% and 0.49% for the nine months ended September 30, 2024 and 2023, respectively.
●

Activity related to the Captive, which previously provided tax advantages associated with the tax-deductible/exempt nature of insurance premiums paid to/received by the Captive, reduced the ETR by 0.27% for the nine months ended September 30, 2023. Bancorp elected not to renew the Captive during the third quarter of 2023 and subsequently dissolved it as of December 31, 2023. No tax benefit associated with the Captive will be experienced going forward.

Financial Condition – September 30, 2024 Compared to December 31, 2023

Overview

Total assets increased $267 million, or 3%, to $8.44 billion at September 30, 2024 from $8.17 billion at December 31, 2023. The increase for the first nine months of 2024 was attributed to substantial loan growth of $507 million, or 9%, which was partially offset by declines of $234 million, or 16%, in the investment securities portfolio and $13 million, or 5%, in cash and cash equivalents.

Total liabilities increased $191 million, or 3%, to $7.50 billion at September 30, 2024 from $7.31 billion at December 31, 2023, driven by increases of $125 million, or 63%, and $55 million, or 1%, in FHLB advances and total deposits, respectively.

Stockholders’ equity increased $76 million, or 9%, to $934 million at September 30, 2024 from $858 million at December 31, 2023, as net income of $82.8 million and a $17.5 million improvement in AOCI was offset by $26.7 million of cash dividends declared during the first nine months of 2024. The improvement in AOCI was associated with changes in the interest rate environment and the corresponding impact on the valuation of the AFS debt securities portfolio and cash flow hedging derivatives. Further, a $2.5 million increase in retained earnings was recorded in relation to the adoption of ASU 2023-02 effective January 1, 2024.

Cash and Cash Equivalents

Cash and cash equivalents decreased $13 million, or 5%, ending at $253 million at September 30, 2024 compared to $266 million at December 31, 2023, which was the result of normal fluctuations experienced during the first nine months of 2024.

Investment Securities

The primary purpose of the investment securities portfolio is to provide another source of interest income, as well as a tool for liquidity management. In managing the composition of the balance sheet, Bancorp seeks a balance between earnings sources, credit and liquidity considerations.

Investment securities decreased $234 million, or 16%, to $1.24 billion at September 30, 2024 compared to $1.47 billion at December 31, 2023. This decline was driven by scheduled maturities within the treasury portfolio, normal pay down activity, and to a smaller extent, a increase in the market value of the AFS investment portfolio specifically. There were no investment security purchases during the first nine months of 2024, as Bancorp has prioritized liquidity amidst continued loan growth and deposit portfolio fluctuations.

FHLB Stock

FHLB stock holdings increased $13 million to $29 million at September 30, 2024 compared to $16 million at December 31, 2023. The increase was driven by FHLB borrowing activity during the first nine months of 2024, as FHLB members are required to hold certain levels of FHLB stock in relation to the amount of their borrowings. Overnight borrowing activity increased during the first nine months of 2024, as a result of strong loan growth and deposit fluctuations. Bancorp’s FHLB stock holdings will fluctuate consistent with borrowing activity from period to period.

Loans

Total loans increased $507 million, or 9%, from December 31, 2023 to September 30, 2024. While the substantial loan growth experienced during the first nine months of 2024 was well-spread across loan categories, C&D and C&I lines of credit experienced growth of 27% and 17%, respectively.

Total line of credit utilization has experienced steady improvement through the first nine months of 2024, ending at 43.2% as of September 30, 2024, compared to 39.2% at December 31, 2023 and 38.8% at September 30, 2023. Increased utilization has been experienced within the C&D and C&I portfolios, the latter of which has improved to 31.8% at September 30, 2024 from 28.6% at December 31, 2023 and 26.8% at September 30, 2023. While line utilization has trended upward, it still remains below pre-pandemic levels, as customers continue to utilize cash in lieu of higher costing lines of credit.

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

CRE represents the largest segment of Bancorp’s loan portfolio, totaling $2.64 billion, or 42%, of total loans as of September 30, 2024. While a combination of sustained higher interest rates and rising central business district vacancies across the country have created credit and collateral concerns within the CRE sector generally, Bancorp believes the quality of its CRE portfolio, and the overall loan portfolio, remains solid.

Office building exposure, which is a sub-segment of CRE and perceived to be of particular risk in the current environment, is a smaller component of Bancorp’s loan portfolio, totaling $546 million, or 9%, of total loans as of September 30, 2024. Approximately $218 million, or 40%, of Bancorp’s office building exposure is medical-related, which in management’s opinion presents reduced risk compared to other CRE uses. In addition, approximately $282 million, or 52%, of the office building exposure is owner-occupied and is generally accompanied by a full commercial banking relationship. This sub-segment is concentrated in Bancorp’s primary markets, with no exposure to large office towers and minimal exposure to central business districts, and continues to perform well with minimal substandard/non-accrual and past due loans as of September 30, 2024.

Bancorp occasionally enters into loan participation agreements with other banks to diversify credit risk. For certain participation loans sold, Bancorp has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their ownership share of the loan without permission from Bancorp. GAAP requires the participated portion of these loans to be recorded as secured borrowings. These participated loans are included in the C&I and CRE loan portfolio segments with a corresponding liability recorded in other liabilities. At September 30, 2024 and December 31, 2023, the total participated portion of loans of this nature totaled $2 million and $4 million, respectively.

The following table presents the maturity distribution (based on contractual maturity) and rate sensitivity of the total loan portfolio as of September 30, 2024:

	Maturity
September 30, 2024 (in thousands)	Within one year	After one but within five years	After five but within fifteen years	Ater fifteen years	Total	% of Total
Fixed rate	$390,031	$2,071,509	$963,557	$919,635	$4,344,732	69%
Variable rate	738,481	694,318	470,932	29,670	1,933,401	31%
Total loans	$1,128,512	$2,765,827	$1,434,489	$949,305	$6,278,133	100%

In the event where Bancorp structures a loan with a maturity exceeding five years (typically CRE loans), an automatic rate adjustment will typically be set in place at five years from origination date to limit interest rate sensitivity.

Non-performing Loans and Assets

Information summarizing non-performing loans and assets follows:

(dollars in thousands)	September 30, 2024	December 31, 2023

Non-accrual loans	$16,288	$19,058
Modifications to borrowers experiencing financial difficulty	-	-
Loans past due 90 days or more and still accruing	870	110
Total non-performing loans	17,158	19,168

Other real estate owned	10	10
Total non-performing assets	$17,168	$19,178

Non-performing loans to total loans	0.27%	0.33%
Non-performing assets to total assets	0.20%	0.23%
ACL for loans to total non-performing loans	497%	414%

As of September 30, 2024, non-accrual loans totaled $16 million compared to $19 million at December 31, 2023. The decrease in total non-accrual loans between December 31, 2023 and September 30, 2024 stemmed mainly from the payoffs of two larger and unrelated CRE relationships that were on non-accrual status as of December 31, 2023.

Non-performing assets as of September 30, 2024 consisted of 128 loans, ranging in individual amounts up to $3 million, and one residential real estate property held as OREO.

Delinquent Loans

Delinquent loans (consisting of all loans 30 days or more past due) totaled $28 million and $17 million at September 30, 2024 and December 31, 2023. Delinquent loans to total loans were 0.44% and 0.30% at September 30, 2024 and December 31, 2023, respectively. The increase in delinquent loans over this period was driven by 44 owner-occupied residential real estate loans totaling $6 million that were 30 days past due and two unrelated CRE relationships totaling $4 million that went past due during the third quarter. $9 million of loans in delinquent status as of September 30, 2024 became current in October 2024, including $2 million of loans that fully paid off.

Classified Loans

Classified loans, which consist of loans defined as OAEM, substandard, substandard non-performing (including non-accrual loans discussed above) and doubtful, totaled $167 million and $96 million at September 30, 2024 and December 31, 2023. The increase over this period was driven mainly by loans classified as OAEM and substandard, which increased $66 million in total over this period.

Loans classified as OAEM have potential weaknesses requiring management’s heightened attention that may result in deterioration of repayment prospects on the loan or of Bancorp’s credit position at some future date. OAEM loans totaled $100 million and $34 million as of September 30, 2024 and December 31, 2023, respectively. The increase in OAEM loans experienced between December 31, 2023 and September 30, 2024 was driven by a small number of relationships that were downgraded to OAEM, with one C&I relationship representing $16 million of the increase. Further, approximately $15 million of notes classified as OAEM as of September 30, 2024 represent loans that have been upgraded from the substandard classification during 2024. As of September 30, 2024, $83 million, or 83%, of loans classified as OAEM were current with their contractual payments.

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

Bancorp’s ACL for loans was $85 million as of September 30, 2024 compared to $79 million as of December 31, 2023. Provision expense for credit losses on loans of $6.6 million was recorded for the nine months ended September 30, 2024, consistent with strong loan growth and deterioration in the FRB unemployment forecast. Net charge offs of $606,000 were recorded for the nine months ended September 30, 2024, serving to reduce the ACL for loans.

The ACL for loans calculation and resulting credit loss expense is significantly impacted by changes in forecasted economic conditions. Should the forecast for economic conditions change, Bancorp could experience further adjustments in its required ACL for loans credit loss expense.

The following table sets forth the ACL by category of loan:

	September 30, 2024			December 31, 2023

(dollars in thousands)	Allocated Allowance	% of Total ACL on loans	ACL for loans to Total Loans	Allocated Allowance	% of Total ACL on loans	ACL for loans to Total Loans

Commercial real estate - non-owner occupied	$13,328	16%	0.79%	$22,133	28%	1.42%
Commercial real estate - owner occupied	9,367	11%	0.98%	11,667	15%	1.29%
Total commercial real estate	22,695	27%	0.86%	33,800	43%	1.37%

Commercial and industrial - term	21,239	25%	2.46%	14,359	18%	1.66%
Commercial and industrial - lines of credit	6,502	8%	1.27%	6,495	8%	1.48%
Total commercial and industrial	27,741	33%	2.02%	20,854	26%	1.60%

Residential real estate - owner occupied	13,945	16%	1.78%	9,316	12%	1.31%
Residential real estate - non-owner occupied	4,940	6%	1.30%	4,282	5%	1.19%
Total residential real estate	18,885	22%	1.62%	13,598	17%	1.27%

Construction and land development	11,651	14%	1.73%	7,593	10%	1.43%
Home equity lines of credit	1,234	1%	0.52%	1,660	2%	0.79%
Consumer	2,460	3%	1.71%	1,407	2%	0.97%
Leases	402	0%	2.40%	220	0%	1.42%
Credit cards	275	0%	1.05%	242	0%	1.02%
Total	$85,343	100%	1.36%	$79,374	100%	1.38%

The allocation of the ACL for loans amongst respective segments of the loan portfolio experienced a shift between December 31, 2023 and September 30, 2024, most notably within the CRE and C&I categories. This shift was driven by a thorough evaluation of the qualitative factors within the CECL methodology performed during the second quarter as part of Bancorp’s analysis, which resulted in a larger allocation of the ACL to the C&I segment and a reduced allocation of the ACL to the CRE segment.

The larger qualitative allocation that had previously been assigned to the CRE portfolio stemmed from pandemic-era concerns surrounding certain concentrations within this segment and subsequent concerns related to the impact of rising interest rates. As the CRE portfolio has continued to perform well despite higher interest rates and the prospect of interest rate decreases are on the horizon, these original concerns have been alleviated. Further, there has been minimal charge-off activity within the CRE portfolio for several quarters and delinquent loans within the segment have trended downward. Considering all of these factors, management believes a lower qualitative allocation to the CRE portfolio was warranted.

Offsetting the reduced qualitative allocation for the CRE portfolio as of September 30, 2024 was an increased qualitative allocation for the C&I portfolio. C&I concerns were driven by both recent and long-term charge off activity being concentrated in this portfolio, increased specific reserves, and higher levels of OAEM and substandard loans within the C&I segment. Further, C&I customers have generally been more strained by current economic conditions and the dramatic increase in interest rates due to exposure to the variable rate structure of many C&I loans. As such, management believed a higher qualitative allocation to the C&I portfolio was warranted.

The table below details net charge-offs to average loans outstanding by category of loan for the three and nine month periods ended September 30, 2024 and 2023, respectively.

	2024			2023
Three months ended September 30, (dollars in thousands)	Net (charge offs)/ recoveries	Average Loans	Net (charge offs)/ recoveries to average loans	Net (charge offs)/ recoveries	Average Loans	Net (charge offs)/ recoveries to average loans

Commercial real estate - non-owner occupied	$18	$1,669,466	0.00%	$17	$1,485,582	0.00%
Commercial real estate - owner occupied	-	946,239	0.00%	6	899,796	0.00%
Total commercial real estate	18	2,615,705	0.00%	23	2,385,378	0.00%

Commercial and industrial - term	(591)	866,705	-0.07%	(1,862)	810,604	-0.23%
Commercial and industrial - lines of credit	-	501,374	0.00%	1	436,179	0.00%
Total commercial and industrial	(591)	1,368,079	-0.04%	(1,861)	1,246,783	-0.15%

Residential real estate - owner occupied	(391)	766,574	-0.05%	6	667,786	0.00%
Residential real estate - non-owner occupied	7	373,434	0.00%	-	341,276	0.00%
Total residential real estate	(384)	1,140,008	-0.03%	6	1,009,062	0.00%

Construction and land development	-	630,845	0.00%	-	462,092	0.00%
Home equity lines of credit	-	230,053	0.00%	-	204,466	0.00%
Consumer	(86)	147,447	-0.06%	(101)	141,453	-0.07%
Leases	-	17,008	0.00%	-	14,116	0.00%
Credit cards	(94)	25,164	-0.37%	(2)	22,912	-0.01%
Total	$(1,137)	$6,174,309	-0.02%	$(1,935)	$5,486,262	-0.04%

	2024			2023
Nine months ended September 30, (dollars in thousands)	Net (charge offs)/ recoveries	Average Loans	Net (charge offs)/ recoveries to average loans	Net (charge offs)/ recoveries	Average Loans	Net (charge offs)/ recoveries to average loans

Commercial real estate - non-owner occupied	$51	$1,625,903	0.00%	$53	$1,442,236	0.00%
Commercial real estate - owner occupied	49	932,038	0.01%	6	870,630	0.00%
Total commercial real estate	100	2,557,941	0.00%	59	2,312,866	0.00%

Commercial and industrial - term	(126)	865,401	-0.01%	(1,990)	792,245	-0.25%
Commercial and industrial - lines of credit	204	467,513	0.04%	150	437,250	0.03%
Total commercial and industrial	78	1,332,914	0.01%	(1,840)	1,229,495	-0.15%

Residential real estate - owner occupied	(392)	740,579	-0.05%	(16)	639,207	0.00%
Residential real estate - non-owner occupied	7	366,270	0.00%	2	329,391	0.00%
Total residential real estate	(385)	1,106,849	-0.03%	(14)	968,598	0.00%

Construction and land development	-	580,720	0.00%	-	451,353	0.00%
Home equity lines of credit	2	220,764	0.00%	(12)	200,588	-0.01%
Consumer	(241)	146,168	-0.16%	(263)	138,918	-0.19%
Leases	-	16,518	0.00%	-	13,715	0.00%
Credit cards	(160)	24,492	-0.65%	(86)	21,960	-0.39%
Total	$(606)	$5,986,366	-0.01%	$(2,156)	$5,337,493	-0.04%

While separate from the ACL for loans and recorded in other liabilities on the consolidated balance sheets, the ACL for off balance sheet credit exposures also experienced an increase between December 31, 2023 and September 30, 2024. Provision for credit loss expense for off balance sheet credit exposures of $475,000 was recorded for the nine months ended September 30, 2024, driven largely by increased availability within the C&D portfolio. The ACL for off balance sheet credit exposures totaled $6.3 million as of September 30, 2024.

Premises and Equipment

Premises and equipment are presented on the consolidated balance sheets net of related depreciation on the respective assets, as well as fair value adjustments associated with purchase accounting. Premises and equipment increased $10 million, or 10%, between December 31, 2023 and September 30, 2024, which was primarily the result of right-of-use lease asset additions. Bancorp’s branch network currently consists of 72 locations throughout Louisville, central, eastern and northern, Kentucky, as well as the Indianapolis, Indiana and Cincinnati, Ohio markets.

Premises held for sale totaling $2.3 million and $2.5 million was recorded on Bancorp’s consolidated balance sheets as of September 30, 2024 and December 31, 2023, which consists of three vacant parcels of land, a former administrative building and one former branch location.

Goodwill

At September 30, 2024 and December 31, 2023, Bancorp had $194 million in goodwill recorded on its balance sheet. Goodwill of $58 million and $123 million is attributed to the acquisitions of CB and KB in 2022 and 2021, respectively. Additionally, goodwill totaling $12 million and $682,000 is attributed to the acquisitions of KSB and Austin State Bank in 2019 and 1996, respectively. The acquisition of TBOC in 2013 resulted in a bargain purchase gain.

Events that may trigger goodwill impairment include deterioration in economic conditions, a decline in market-dependent multiples or metrics (i.e. stock price declining below tangible book value), negative trends in overall financial performance and regulatory actions. At September 30, 2024, Bancorp performed its annual qualitative assessment to determine if it was more-likely-than-not that the fair value of the reporting units exceeded their carrying value, including goodwill. The qualitative assessment indicated that it was not more-likely-than-not that the carrying value of the reporting units exceeded their fair value.

Core Deposit and Customer List Intangibles

CDIs and CLIs arising from business acquisitions are initially measured at fair value and are then amortized on an accelerated method based on their useful lives. As of September 30, 2024 and December 31, 2023, Bancorp’s CDI assets totaled $10 million and $12 million, respectively. As of September 30, 2024 and December 31, 2023, Bancorp’s CLI assets were $7 million and $8 million, respectively, and attributed entirely to the WM&T segment.

Other Assets and Other Liabilities

Other assets decreased $7 million, or 2%, to $280 million between December 31, 2023 and September 30, 2024. Other liabilities increased $20 million, or 8%, to $267 million over the same period. The decrease in other assets stems mainly from market value changes in interest rate swap assets and amortization of MSR assets. The increase in other liabilities was driven largely by right-of-use lease liability additions (the balance sheet offset of the previously mentioned right-of-use asset additions) and increases in accrued tax liabilities and other miscellaneous accruals.

Deposits

Total deposits increased $55 million, or 1%, from December 31, 2023 to September 30, 2024. Interest bearing deposits increased $95 million, or 2%, outpacing the $40 million, or 3% decrease in non-interest bearing deposits, as depositors continued shifting into higher-yielding alternatives in the current environment.

Bancorp continues to experience a shift in the deposit portfolio mix, as customers continue to seek higher-yielding alternatives to low-rate or non-interest bearing deposits in the higher rate environment. As a result, the cost of interest-bearing deposits rose to 2.59% for the nine months ended September 30, 2024, compared to 1.55% for the same period of the prior year, with the cost of total deposits (including non-interest deposits) rising to 1.99% from 1.11%. While deposit costs have placed pressure on NIM in 2024, they are expected to moderate in tandem with anticipated interest rate reductions from the FRB.

Securities Sold Under Agreements to Repurchase

SSUAR declined $3 million, or 2%, between December 31, 2023 and September 30, 2024, ending at $150 million as of September 30, 2024.

SSUAR represent a funding source of Bancorp and are used by commercial customers in conjunction with collateralized corporate cash management accounts. Such repurchase agreements are considered financing agreements and mature within one business day from the transaction date. At September 30, 2024 and December 31, 2023, all of these financing arrangements had overnight maturities and were secured by government sponsored enterprise obligations and government agency mortgage-backed securities that were owned and controlled by Bancorp.

SSUAR are collateralized by securities and are treated as financings; accordingly, the securities involved with the agreements are recorded as assets and are held by a safekeeping agent and the obligations to repurchase the securities are reflected as liabilities. All securities underlying the agreements are under Bancorp’s control.

Federal Funds Purchased

FFP and other short-term borrowing balances decreased $6 million between December 31, 2023 and September 30, 2024. At September 30, 2024, FFP related mainly to excess liquidity held by downstream correspondent bank customers of Bancorp.

Subordinated Debentures

Bancorp owns the following unconsolidated trust subsidiaries: Commonwealth Statutory Trust III, Commonwealth Statutory Trust IV and Commonwealth Statutory Trust V. The sole assets of the trust subsidiaries represent the proceeds of offerings loaned in exchange for subordinated debentures with similar terms to the TPS. The TPS are treated as part of Tier 1 Capital. The subordinated note and related interest expense are included in Bancorp’s consolidated financial statements. The subordinated notes are currently redeemable at Bancorp’s option on a quarterly basis. As of September 30, 2024 and December 31, 2023, subordinated notes totaled $27 million, respectively.

FHLB Advances

FHLB advances outstanding at September 30, 2024 and December 31, 2023 totaled $325 million and $200 million, respectively. Total advances at September 30, 2024 included a $300 million three-month rolling advance related to four separate interest rate swaps (cash flow hedges) entered into in an effort to secure longer-term funding at more attractive rates in addition to a $25 million overnight advance. At December 31, 2023, total advances consisted of a $200 million three-month rolling advance related to three separate interest rate swaps (cash flow hedges). For more information related to the interest rate swaps noted above, see the footnote titled, “Derivative Financial Instruments.”

Overnight advances have been utilized more frequently during the nine months ended September 30, 2024 as a result of substantial loan growth and deposit fluctuations.

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

Bancorp’s most liquid assets are comprised of cash and due from banks, FFS and AFS debt securities. FFS and interest bearing deposits totaled $144 million and $171 million at September 30, 2024 and December 31, 2023, respectively. The decrease experienced for the first nine months of 2024 is attributed mainly to loan funding activity and deposit balance fluctuations. FFS normally have overnight maturities while interest-bearing deposits in banks are accessible on demand. These investments are generally used for daily liquidity purposes.

The fair value of the AFS debt security portfolio was $862 million and $1.03 billion at September 30, 2024 and December 31, 2023, respectively. The decrease in AFS debt security portfolio for the first nine months of 2024 was attributed to scheduled maturities, mainly within the treasury portfolio, and normal pay down activity, offset partially by market value appreciation during the period. The investment portfolio (HTM and AFS) includes total cash flows on amortizing debt securities of approximately $362 million (based on assumed prepayment speeds as of September 30, 2024) expected over the next 12 months, including $174 million of contractual maturities. Combined with FFS and interest bearing deposits from banks, AFS debt securities offer substantial resources to meet either loan growth or reductions in Bancorp’s deposit funding base. Bancorp pledges portions of its investment securities portfolio to secure public funds, cash balances of certain WM&T accounts and SSUAR. At September 30, 2024, the total carrying value of investment securities pledged for these purposes comprised 67% of the debt securities portfolio, leaving approximately $403 million of unpledged debt securities, compared to 67% and $480 million at December 31, 2023, respectively.

Bancorp’s deposit base consists mainly of core deposits, which are defined as demand, savings, and money market deposit accounts, time deposits less than or equal to $250,000, and excludes public funds and brokered deposits. At September 30, 2024, such deposits totaled $5.92 billion and represented 88% of Bancorp’s total deposits, as compared with $5.78 billion, or 87% of total deposits at December 31, 2023. Because these core deposits are less volatile and are often tied to other products of Bancorp through long lasting relationships, they do not place undue pressure on liquidity. However, given the intense, industry-wide deposit pricing pressure that is currently being experienced, deposits may generally be more sensitive to market rates, with potential decreases possibly straining Bancorp’s liquidity position.

As of September 30, 2024 and December 31, 2023, Bancorp held brokered deposits totaling $203,000 and $597,000, respectively.

Included in total deposit balances at September 30, 2024 are $478 million in public funds generally comprised of accounts with local government agencies and public school districts in the markets in which Bancorp operates. At December 31, 2023, public funds deposits totaled $613 million, the decrease experienced during the first nine months of 2024 was attributed largely to normal seasonal public funds run-off.

Bancorp is a member of the FHLB of Cincinnati. As a member of the FHLB, Bancorp has access to credit products of the FHLB. Bancorp views these borrowings as a potential low cost alternative to brokered deposits. At September 30, 2024 and December 31, 2023, available credit from the FHLB totaled $1.21 billion and $1.33 billion, respectively. Bancorp also had unsecured FFP lines with correspondent banks totaling $80 million at both September 30, 2024 and December 31, 2023, respectively.

During the normal course of business, Bancorp enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through Bancorp’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of Bancorp’s liquidity.

Bancorp’s principal source of cash is dividends paid to it as the sole shareholder of the Bank. As discussed in the Footnote titled “Commitments and Contingent Liabilities,” as of January 1st of any year, the Bank may pay dividends in an amount equal to the Bank’s net income of the prior two years less any dividends paid for the same two years. At September 30, 2024, the Bank could pay an amount equal to $190 million in dividends to Bancorp without regulatory approval subject to ongoing capital requirements of the Bank.

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

Bancorp provides customers with off-balance sheet credit support through loan commitments and standby letters of credit. Unused loan commitments decreased $43 million, or 2%, as of September 30, 2024 compared to December 31, 2023, as a result of increased line of credit utilization.

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

The ACL for off balance sheet credit exposures, which is separate from the ACL for loans and recorded in other liabilities on the consolidated balance sheets, was $6.3 million and $5.9 million as of September 30, 2024 and December 31, 2023, respectively. Provision expense for off balance sheet credit exposures of $475,000 was recorded for the nine month period ended September 30, 2024, driven largely by increased availability within the C&D portfolio.

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

Capital

At September 30, 2024, stockholders’ equity totaled $934 million, representing an increase of $76 million, or 9%, compared to December 31, 2023, as net income of $82.8 million and a $17.5 million improvement in AOCI was offset by $26.7 million of dividends declared during the first nine months of 2024. The improvement in AOCI was associated with changes in the interest rate environment and the corresponding impact on the valuation of the AFS debt securities portfolio and cash flow hedging derivatives. Further, a $2.5 million increase in retained earnings was recorded in relation to the adoption of ASU 2023-02 effective January 1, 2024. See the “Condensed Consolidated Statement of Changes in Stockholders’ Equity” for further detail of changes in equity.

Bancorp’s TCE ratio and tangible book value per share, both non-GAAP disclosures, experienced improvement between December 31, 2023 and September 30, 2024, which stemmed largely from recording net income of $82.8 million. TCE was 8.79% at September 30, 2024 compared to 8.09% at December 31, 2023, while tangible book value per share was $24.58 at September 30, 2024, compared to $21.95 at December 31, 2023. See the section titled “Non-GAAP Financial Measures” for reconcilement of non-GAAP to GAAP measures.

In May 2023, Bancorp’s Board of Directors extended its share repurchase program authorizing the repurchase of up to 1 million shares, or approximately 4% of Bancorp’s total common shares outstanding at the time. The plan, which will expire in May 2025 unless otherwise extended or completed at an earlier date, does not obligate Bancorp to repurchase any specific dollar amount or number of shares prior to the plan’s expiration. No shares were repurchased in 2023, nor the first nine months of 2024, as Bancorp continues to prioritize capital preservation and liquidity management. As of September 30, 2024, approximately 741,000 shares remain eligible for repurchase under the current repurchase plan.

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

Capital ratios as of September 30, 2024 increased compared December 31, 2023, as a result of strong operating results, which helped offset substantial risk-weighted asset growth from the loan portfolio. Bancorp continues to exceed the regulatory requirements for all calculations. Bancorp and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB and the FDIC, in addition to the capital conservation buffer.

Banking regulators have categorized the Bank as well-capitalized. To meet the definition of well-capitalized for prompt corrective action requirements, a bank must have a minimum 6.5% Common Equity Tier 1 Risk-Based Capital ratio, 8.0% Tier 1 Risk-Based Capital ratio, 10.0% Total Risk-Based Capital ratio and 5.0% Tier 1 Leverage ratio.

Additionally, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, Bancorp and the Bank must hold a 2.5% capital conservation buffer composed of Common Equity Tier 1 Risk-Based Capital above the minimum risk-based capital requirements for the Common Equity Tier 1 Risk-Based Capital ratio, Tier 1 Risk-Based Capital ratio and Total Risk-Based Capital ratio necessary to be considered adequately-capitalized. At September 30, 2024, the adequately-capitalized minimums, including the capital conservation buffer, were a 7.0% Common Equity Tier 1 Risk-Based Capital ratio, 8.5% Tier 1 Risk-Based Capital ratio and 10.5% Total Risk-Based Capital ratio.

As previously noted, Bancorp is the 100% owner of three unconsolidated trust subsidiaries. The sole assets of the trust subsidiaries represent the proceeds of offerings loaned in exchange for subordinated debentures with similar terms to the TPS. The TPS are treated as part of Tier 1 Capital. The subordinated note and related interest expense are included in Bancorp’s consolidated financial statements. The subordinated notes are currently redeemable at Bancorp’s option on a quarterly basis. As of September 30, 2024 and December 31, 2023, subordinated notes totaled $27 million, respectively.

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

Non-GAAP Financial Measures

The following table provides a reconciliation of total stockholders’ equity in accordance with GAAP to tangible stockholders’ equity (TCE), a non-GAAP disclosure. Bancorp provides the TCE per share, a non-GAAP measure, in addition to those defined by banking regulators, based on its widespread use by investors as a means to evaluate capital adequacy:

(dollars in thousands, except per share data)	September 30, 2024	December 31, 2023

Total stockholders' equity - GAAP (a)	$934,094	$858,103
Less: Goodwill	(194,074)	(194,074)
Less: Core deposit and other intangibles	(17,149)	(20,304)
Tangible common equity - Non-GAAP (c)	$722,871	$643,725

Total assets - GAAP (b)	$8,437,280	$8,170,102
Less: Goodwill	(194,074)	(194,074)
Less: Core deposit and other intangibles	(17,149)	(20,304)
Tangible assets - Non-GAAP (d)	$8,226,057	$7,955,724

Total stockholders' equity to total assets - GAAP (a/b)	11.07%	10.50%
Tangible common equity to tangible assets - Non-GAAP (c/d)	8.79%	8.09%

Total shares outstanding (e)	29,414	29,329

Book value per share - GAAP (a/e)	$31.76	$29.26
Tangible common equity per share - Non-GAAP (c/e)	24.58	21.95

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

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2024	2023	2024	2023

Total non-interest expenses (a)	$48,452	$46,702	$146,522	$137,816
Less: Amortization of investments in tax credit partnerships	—	(323)	—	(970)
Total non-interest expenses - Non-GAAP (c)	$48,452	$46,379	$146,522	$136,846

Total net interest income, FTE	$65,064	$61,437	$187,344	$185,757
Total non-interest income	24,797	22,896	71,723	67,803
Total revenue - Non-GAAP (b)	89,861	84,333	259,067	253,560
Less: Gain/loss on sale of premises and equipment	59	(302)	39	(75)
Less: Gain/loss on sale of securities	—	—	—	—
Total adjusted revenue - Non-GAAP (d)	$89,920	$84,031	$259,106	$253,485

Efficiency ratio - Non-GAAP (a/b)	53.92%	55.38%	56.56%	54.35%
Adjusted efficiency ratio - Non-GAAP (c/d)	53.88%	55.19%	56.55%	53.99%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

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

The following table shows information relating to the repurchase of shares of common stock by Bancorp during the three months ended September 30, 2024.

	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Average price paid per share	Maximum number of shares that may yet be purchased under the plans or programs

July 1 - July 31	15,055	$62.96	—	$—
August 1 - August 31	2,553	60.27	—	—
September 1 - September 30	3,998	62.32	—	—
Total	21,606	$62.52	—	$—	741,196

(1)	Shares repurchased during the three month period ended September 30, 2024 represent shares withheld to pay taxes due.

In May 2023, Bancorp’s Board of Directors extended its share repurchase program authorizing the repurchase of up to 1 million shares, or approximately 4% of Bancorp’s total common shares outstanding at the time. The plan, which will expire in May 2025 unless otherwise extended or completed at an earlier date, does not obligate Bancorp to repurchase any specific dollar amount or number of shares prior to the plan’s expiration. No shares were repurchased in 2023 or 2024, as Bancorp continues to prioritize capital preservation and liquidity management. As of September 30, 2024, approximately 741,000 shares remain eligible for repurchase under the current repurchase plan.

There were no equity securities of the registrant sold without registration during the quarter covered by this report.

Item 5.	Other Information

(c) During the three months ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101

The following materials from Stock Yards Bancorp Inc.’s Form 10-Q Report for the quarterly period ended September 30, 2024 formatted in inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from Stock Yards Bancorp Inc.’s Form 10-Q Report for the quarterly period ended September 30, 2024 formatted in inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STOCK YARDS BANCORP, INC. (Registrant)

Date: November 5, 2024	By:	/s/ James A. Hillebrand
James A. Hillebrand
Chairman and CEO (Principal Executive Officer)

Date: November 5, 2024		/s/ T. Clay Stinnett
T. Clay Stinnett
EVP, Treasurer and CFO (Principal Financial Officer)