Form 10-K
period 2024-12-31
Stock Yards Bancorp, Inc.
filed 2025-02-27
CIK 835324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was $1,394,781,348.

The number of shares of the registrant’s Common Stock, no par value, outstanding as of January 31, 2025, was 29,437,553.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2025 are incorporated by reference into Part III of this Form 10-K.

GLOSSARY OF ABBREVIATIONS AND ACRONYMS

The acronyms and abbreviations identified in alphabetical order below are used throughout this Annual Report on Form 10-K:

Acronym or Term	Definition	Acronym or Term	Definition	Acronym or Term	Definition
ACH	Automatic Clearing House	ESG	Environmental, Social and Governance	NCI	Non-controlling Interest
AFS	Available for Sale	ETR	Effective Tax Rate	NIM	Net Interest Margin (FTE)
APIC	Additional paid-in capital	EVP	Executive Vice President	NPV	Net Present Value
ACL	Allowance for Credit Losses	FASB	Financial Accounting Standards Board	Net Interest Spread	Net Interest Spread (FTE)
AOCI	Accumulated Other Comprehensive Income	FDIC	Federal Deposit Insurance Corporation	NM	Not Meaningful
ASC	Accounting Standards Codification	FFP	Federal Funds Purchased	OAEM	Other Assets Especially Mentioned
ASU	Accounting Standards Update	FFS	Federal Funds Sold	OREO	Other Real Estate Owned
ATM	Automated Teller Machine	FFTR	Federal Funds Target Rate	PPP	SBA Paycheck Protection Program
AUM	Assets Under Management	FHA	Federal Housing Authority	PV	Present Value
Bancorp / the Company	Stock Yards Bancorp, Inc.	FHC	Financial Holding Company	PCD	Purchased Credit Deteriorated
Bank / SYB	Stock Yards Bank & Trust Company	FHLB	Federal Home Loan Bank of Cincinnati	PD	Probability of Default
BOLI	Bank Owned Life Insurance	FHLMC	Federal Home Loan Mortgage Corporation	Prime	The Wall Street Journal Prime Interest Rate
BP	Basis Point - 1/100th of one percent	FICA	Federal Insurance Contributions Act	Provision	Provision for Credit Losses
C&D	Construction and Land Development	FNMA	Federal National Mortgage Association	PSU	Performance Stock Unit
Captive	SYB Insurance Company, Inc.	FRB	Federal Reserve Bank	ROA	Return on Average Assets
C&I	Commercial and Industrial	FTE	Fully Tax Equivalent	ROE	Return on Average Equity
CB	Commonwealth Bancshares, Inc. and Commonwealth Bank & Trust Company	GAAP	United States Generally Accepted Accounting Principles	RSA	Restricted Stock Award
CD	Certificate of Deposit	GLB	Gramm-Leach-Bliley Act	RSU	Restricted Stock Unit
CDI	Core Deposit Intangible	GNMA	Government National Mortgage Association	SAR	Stock Appreciation Right
CECL	Current Expected Credit Loss (ASC-326)	HELOC	Home Equity Line of Credit	SBA	Small Business Administration
CEO	Chief Executive Officer	HTM	Held to Maturity	SEC	Securities and Exchange Commission
CFO	Chief Financial Officer	ITM	Interactive Teller Machine	SOFR	Secured Overnight Financing Right
CFPB	Consumer Financial Protection Bureau	KB	Kentucky Bancshares, Inc. and Kentucky Bank	SSUAR	Securities Sold Under Agreements to Repurchase
CLI	Customer List Intangible	KSB	King Bancorp, Inc. and King Southern Bank	SVP	Senior Vice President
CRA	Community Reinvestment Act	LGD	Loss Given Default	TBA	To Be Annouced
CRE	Commercial Real Estate	LFA	Landmark Financial Advisors, LLC	TBOC	The Bank Oldham County
DCF	Discounted Cash Flow	Loans	Loans and Leases	TCE	Tangible Common Equity
DTA	Deferred Tax Asset	MBS	Mortgage Backed Securities	TPS	Trust Preferred Securities
DTL	Deferred Tax Liability	MSA	Metropolitan Statistical Area	VA	U.S. Department of Veterans Affairs
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act	MSRs	Mortgage Servicing Rights	WM&T	Wealth Management and Trust
EPS	Earnings Per Share	Nasdaq	The Nasdaq Stock Market, LLC	VA	U.S. Department of Veterans Affairs

PART I

Item 1.	Business.

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

As a result of its acquisition of Kentucky Bancshares, Inc. on May 31, 2021, Bancorp became the 100% successor owner of a Nevada-based insurance captive taxed under Section 831(b) of the Internal Revenue Code. On April 10, 2023, the IRS issued a proposed regulation that would potentially classify section 831(b) captive activity as a, “listed transaction,” and possibly disallow the related tax benefits, both prospectively and retroactively. The regulation was finalized in January 2025 and its impact is being evaluated by management. Bancorp elected not to renew the Captive in August of 2023 and ultimately dissolved the Captive in December of 2023. The Captive’s activity is included in the Company’s consolidated financial statements and was included in its 2023 federal income tax return. The Captive’s activity served to reduce Bancorp’s ETR by 0.20% and 0.29% for the years ended December 31, 2023 and 2022, respectively.

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

General Business Overview

As is the case with most banks, our primary revenue sources are net interest income and fee income from various financial services provided to customers. Net interest income is the difference between interest income earned on loans, investment securities and other interest earning assets less interest expense on deposit accounts and other interest bearing liabilities. Loan volume and interest rates earned on those loans are critical to overall profitability. Similarly, deposit volume is crucial to funding loans and rates paid on deposits directly impact profitability. New business volume is influenced by economic factors including market interest rates, business spending, consumer confidence and competitive conditions within the marketplace, as well as Bancorp’s strong sales focus. Net interest income accounted for 73% of our total revenues, defined as net interest income plus non-interest income, for the year ended December 31, 2024, compared to 73% and 72% for the years ended December 31, 2023 and 2022, respectively.

Fee income, or non-interest income, is a significant component of our business. Non-interest income represented 27% of total revenues for the year ended December 31, 2024, compared to 27% and 28% for the years ended December 31, 2023 and 2022, respectively, demonstrating the value of the diversified revenue streams created by our broad product offerings in addition to income provided by the principal banking activities described above. Our non-interest income is driven by WM&T activities, deposit service charges, debit and credit card services, treasury management services, mortgage banking services, brokerage services and other ancillary activities of the Bank. WM&T revenue, which is our largest source of non-interest income, constituted 45%, 43% and 41% of total non-interest income for the years ended December 31, 2024, 2023 and 2022, respectively.

Bancorp is divided into two reportable segments: Commercial Banking and WM&T:

Commercial Banking provides a full range of loan and deposit products to individual consumers and businesses in all its markets through retail lending, mortgage banking, deposit services, online banking, mobile banking, private banking, commercial lending, commercial real estate lending, leasing, treasury management services, merchant services, international banking, correspondent banking, credit card services and other banking services. The Bank also offers securities brokerage services via its banking center network through an arrangement with a third party broker-dealer in the Commercial Banking segment.

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

Key components of our strategy include the following:

Continue to focus on customer relationships and our community banking model – We believe that our reputation, expertise and relationship-based approach to banking enables us to establish long-lasting, full-service customer relationships. We work to leverage our relationships with existing customers by offering a wide range of products and services that are tailored to their needs and financial goals. Attracting and retaining high-quality relationship managers and providing them with the tools necessary for success is crucial to maintaining and strengthening the relationships we have with both existing and prospective customers. Our commitment to fostering both new and existing relationships, along with continued investment in the communities we serve, has been essential to our success over the past 120 years.

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

Strategic acquisition activity over the past several years has expanded our footprint into the central, eastern and northern Kentucky markets while also building upon our market share in our home market of Louisville, Kentucky. This activity has provided solid growth opportunities and a larger platform for future expansion, allowing us to deliver broader product offerings, increased lending capabilities and a larger branch network to the communities we serve.

Continue to manage costs and improve efficiency – We believe that conservative cost management and focus on operational efficiency is critical to our success. We continuously manage our cost structure and refine our internal processes and technology to create further efficiencies with the goal of enhancing our earnings, while maximizing the overall customer experience.

Our efficiency ratio (FTE) for the years ended December 31, 2024, 2023 and 2022 was 56.20%, 55.23% and 59.30%, respectively. The elevated ratio in 2022 was attributed to merger-related expenses associated with the CB acquisition.

Additionally, Bancorp also calculates an adjusted efficiency ratio. We believe it is important because it provides a comparable ratio after eliminating net gains (losses) on sales, calls, and impairment of investment securities, as well as net gains (losses) on sales of premises and equipment and disposition of any acquired assets, if applicable, and the fluctuation in non-interest expenses related to amortization of investments in tax credit partnerships and non-recurring merger expenses, if applicable. Bancorp’s adjusted efficiency ratio (FTE) for the years ended December 31, 2024, 2023 and 2022 was 56.18%, 54.84% and 53.61%. See the section titled “Non-GAAP Financial Measures” for reconcilement of non-GAAP to GAAP measures.

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

At December 31, 2024, the Bank had 1,080 full-time equivalent employees. Approximately 68% of Bancorp’s employees are located in the home market of Louisville, Kentucky, while 22%, 5% and 5% are located the Central Kentucky, Indianapolis, Indiana and Cincinnati, Ohio markets, respectively. None of Bancorp’s employees are subject to a collective bargaining agreement and Bancorp has never experienced a work stoppage.

Management of Bancorp strives to be an employer of choice and considers the relationship with employees to be good. In addition to competitive pay, employees of the Bank have access to a number of employee benefits and career development opportunities, including:

●	A defined contribution and stock ownership plan with considerable company match;
●	medical, dental and vision plans, as well as flexible spending and health savings accounts;
●	fully-funded wellness programs that reward employees for healthy behaviors in addition to mental health benefits that allow 24/7 access to counselors for a wide range of needs;
●	bank-paid life insurance in addition to a variety of other voluntary insurance plans;
●	short-term and long-term disability plans;
●	an employee assistance program;
●	merit-based incentive pay;
●	generous paid time-off policies;
●	guidance for wealth management and estate planning;
●	employee recognition and reward programs;
●	a management training program that focuses on developing talent from within;
●	access to American Institute of Banking training courses;
●	access to Bank Administration Institute learning and development content, as well as access to a professional skills library; and
●	access to the Kentucky Bankers Association’s and other general banking schools.

As a testament to the strong culture, inclusive environment and numerous benefits Bancorp is committed to providing its employees, in November of 2024, we were recognized by American Banker as one of the “Best Banks to Work For,” for the fourth consecutive year. This program evaluates employee satisfaction, as well as the policies and employee benefits of each institution. We were honored to be one of only 90 banks in the country to make the list for 2024.

Further, we also periodically publish a Corporate Responsibility report. We believe it provides important information on our operations and insight to management’s priorities. The report identifies ongoing practices and recent accomplishments in the areas of environmental risk and impact management, social responsibility and governance. This report is accessible on Bancorp’s web site at http://www.syb.com.

Executive Officers

Name and Age	Position and Office Held with
of Executive Officer	Bancorp and the Bank
James A. Hillebrand	Chairman and CEO of Bancorp and SYB
Age 56
Philip S. Poindexter	President of Bancorp and SYB; Director of Bancorp and SYB
Age 58
T. Clay Stinnett	EVP, Treasurer and CFO of Bancorp and SYB
Age 51
Michael J. Croce	EVP and Director of Retail Banking of SYB
Age 55
William M. Dishman III	EVP and Chief Credit Officer of SYB
Age 61
Michael V. Rehm	EVP and Chief Lending Officer of SYB
Age 60
Shannon B. Budnick	EVP and Director of WM&T Division of SYB
Age 53

See Part III, Item 10. “Directors, Executive Officers and Corporate Governance” for information regarding Bancorp’s executive officers.

Competition

The Bank encounters competition in its markets originating loans, attracting deposits, and selling other banking related financial services. The deregulation of the banking industry, the ability to create financial services holding companies to engage in a wide range of financial services other than banking and the widespread enactment of state laws that permit multi-bank holding companies, as well as the availability of nationwide interstate banking, has created a highly competitive environment for financial institutions. In one or more aspects of the Bank’s business, the Bank competes with local and regional retail and commercial banks, other savings banks, credit unions, finance companies and mortgage companies operating in Kentucky, Indiana and Ohio. Competition from online banking institutions, particularly for deposits, is also experienced by the Bank. Some of the Bank’s competitors are not subject to the same degree of regulatory review and restrictions that apply to Bancorp and the Bank. Many of the Bank’s primary competitors, some of which are affiliated with large bank holding companies or other larger financial-based institutions, have substantially greater resources, larger established client bases, higher lending limits, more extensive banking center networks, numerous ATMs or ITMs, and greater advertising and marketing budgets. They may also offer services that the Bank does not currently provide. It is anticipated that competition from both bank and non-bank entities will continue to remain strong in the foreseeable future.

The Bank believes that an emphasis on highly personalized service and a focus on the total relationship needs of individual clients, together with the local character of the Bank’s business and its “community bank” management philosophy, will continue to enhance the Bank’s ability to compete successfully in its markets.

Supervision and Regulation

Bank holding companies and commercial banks are extensively regulated under both federal and state laws. Changes in applicable laws or regulations may have a material effect on the business of Bancorp.

Bancorp, as a registered bank holding company, is subject to the supervision and regulation of the Federal Reserve Board under the Bank Holding Company Act of 1956. In addition, Bancorp is subject to the provisions of Kentucky’s banking laws regulating bank acquisitions and certain activities of controlling bank shareholders.

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

The Bank is also subject to the supervision of the Kentucky Department of Financial Institutions and the FDIC. The FDIC insures the deposits of the Bank to the current maximum of $250,000 per depositor.

The GLB Act allows for affiliations among banks, securities firms and insurance companies by means of a FHC. The GLB Act requires that, at the time of establishment of a FHC, all depository institutions within that corporate group must be “well-managed” and “well-capitalized” and must have received a rating of “satisfactory” or better under its most recent CRA examination. Further, non-banking financial firms (for example an insurance company or securities firm) may establish a FHC and acquire a depository institution. While the distinction between banks and non-banking financial firms is blurred, the GLB Act makes it less cumbersome for banks to offer services “financial in nature,” but beyond traditional commercial banking activities. Likewise, non-banking financial firms may find it easier to offer services that have traditionally been provided primarily by depository institutions. In 2012, management of Bancorp elected to become and became a FHC.

The Dodd-Frank Act was signed into law in 2010 and was generally effective the day after it was signed into law, but different effective dates apply to specific sections of the law. The extensive and complex legislation contained many provisions affecting the banking industry, including but not limited to:

●	Creation of the CFPB to oversee banks with assets totaling $10 billion or greater while writing and maintaining several regulations that apply to all banks;
●	Determination of debit card interchange rates by the Federal Reserve Board;
●	New regulation over derivative instruments;
●	Phase outs of certain forms of trust preferred debt and hybrid instruments previously included as bank capital; and
●

Increases to FDIC deposit coverage, revised calculations for assessing bank premiums, and numerous other provisions affecting financial institution regulation, oversight of certain non-banking organizations, and improved depositor protection.

The CRA requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practices. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low and moderate income individuals and communities. Depository institutions are periodically examined for compliance with the CRA, and banking regulators take into account CRA ratings when considering approval of certain applications. An unsatisfactory CRA rating could, among other things, result in the denial or delay of corporate applications filed by Bancorp or the Bank for proposed activities, such as branch openings or relocations and applications to acquire, merge or consolidate with another banking institution or holding company.

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

Bancorp and the Bank are subject to capital regulations in accordance with Basel III, as administered by banking regulators. Basel III is an internationally agreed upon set of measures that were developed by the Basel Committee on Banking Supervision that strengthened the regulation, supervision and risk management of banks in response to the 2007-2009 financial crisis. The FRB and FDIC have substantially similar risk-based and leverage ratio guidelines for banking organizations, which are intended to ensure that banking organizations have adequate capital related to the risk levels of assets and off-balance sheet instruments. Under the risk-based guidelines, specific categories of assets are assigned different risk weights based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a risk-weighted asset base. In addition to the risk-based capital guidelines, the FRB uses a leverage ratio as a tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 Capital divided by its average total consolidated assets (less goodwill and certain other intangible assets).

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

Additionally, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, Bancorp and the Bank must hold a 2.5% capital conservation buffer composed of Common Equity Tier 1 Risk-Based Capital above the minimum risk-based capital requirements for the Common Equity Tier 1 Risk-Based Capital ratio, Tier 1 Risk-Based Capital ratio and Total Risk-Based Capital ratio necessary to be considered adequately-capitalized. At December 31, 2024, the adequately-capitalized minimums, including the capital conservation buffer, were a 7.0% Common Equity Tier 1 Risk-Based Capital ratio, 8.5% Tier 1 Risk-Based Capital ratio and 10.5% Total Risk-Based Capital ratio.

As of December 31, 2024, Bancorp exceeded the requirements to be considered well-capitalized and those required to avoid limitations associated with the capital conservation buffer.

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

Bancorp’s securities are registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and listed on the Nasdaq Global Select Market. As such, Bancorp is subject to the information, disclosure, proxy solicitation, insider trading, corporate governance and other restrictions of the Exchange Act, as well as the Marketplace Rules and other requirements promulgated by the Nasdaq Stock Market, LLC.

As a public company, Bancorp is also subject to the accounting oversight and corporate governance requirements of the Sarbanes-Oxley Act of 2002, including, among other things, required executive certification of financial presentations, increased requirements for board audit committees and their members, and enhanced requirements relating to disclosures, procedures and internal control over financial reporting.

The federal banking agencies and state regulators have been increasingly active in implementing privacy and cybersecurity standards and regulations. In 2018, the SEC published interpretive guidance to assist public companies in preparing disclosures about cybersecurity risks and incidents. These SEC guidelines, and any other regulatory guidance, are in addition to notification and disclosure requirements under state and federal banking laws and regulations.

In 2021, the federal banking agencies adopted a rule regarding notification requirements for banking organizations related to significant computer security incidents. Under the final rule, a bank holding company and state member bank are required to notify the Federal Reserve within 36 hours of incidents that have materially disrupted or degraded, or are reasonably likely to materially disrupt or degrade, the banking organization’s ability to deliver services to a material portion of its customer base, jeopardize the viability of key operations of the banking organization, or impact the stability of the financial sector. The rule was effective April 1, 2022 and Bancorp was in compliance by the required May 1, 2022 deadline.

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

Deposit rates tend to be tied to the short end of the rate curve, such as the FFTR, while our fixed-rate loans are largely priced based upon longer term rates, typically five-year offerings. The spreads between these shorter and middle/longer-term portions of the yield curve are critical to our pricing strategies and ultimately net interest income. As a result, a flattened or inverted yield curve, such as that experienced throughout the industry in recent years, may increase our funding costs while limiting rates that can be earned on loans and investments, thereby decreasing our net interest income and earnings. Our asset-liability management strategy, which is designed to mitigate risk from changes in market interest rates, may not be able to prevent changes in interest rates from having a material adverse effect on our results of operations and financial condition.

The interest rate environment has experienced significant volatility over the past several years. The FRB’s severe, pandemic-driven interest rate reductions in March of 2020 lowered the FFTR to a range of 0% - 0.25%, and Prime to 3.25%, levels that were sustained for approximately two years. In an effort to combat the resulting inflation that had risen to its highest levels in decades, the FRB increased the FFTR a total of 525 bps via numerous, incremental rate increases over the course of 2022 and 2023, driving the FFTR to a range of 5.25% - 5.50-%, and Prime to 8.50%, by July of 2023.

These levels of interest rates were sustained for over a year until September of 2024, when the FRB reduced the FFTR 50 bps, representing their first rate reduction in over four years, lowering the FFTR to a range of 4.75% - 5.00%, and Prime to 8.00%. Consistent with a strategy of engineering a “soft landing,” they followed suit in November and December of 2024, cutting the FFTR further with respective 25 bps reductions, bringing the FFTR to a range of 4.25% - 4.50%, and Prime to 7.50%, as of December 31, 2024.

The dramatic rise in interest rates experienced in 2022 provided significant benefit to NIM, as interest earning assets experienced higher yields and elevated levels of liquidity allowed deposit costs to remain near pandemic-era lows. However, as liquidity dissipated in 2023, driven in large part by the institutional failures of that year, intense competition for deposits created significant pricing pressure and drove deposit costs up. The resulting shift in Bancorp’s deposit mix, with a large portion of non-interest bearing and lower-rate deposits migrating to higher-yielding alternatives, created significant NIM compression, which was a scenario that continued into 2024 in conjunction with Bancorp’s substantial loan growth. While short term interest rates have recently declined consistent with the FRB’s rate reductions, the middle and longer-term portions of the yield curve have been relatively stagnant. Managing volatility within the interest rate environment will continue to be a primary focus for Bancorp, and the banking industry generally, as we enter 2025.

The current economic outlook remains uncertain and is regularly changing as new economic data becomes available and the FRB’s efforts to manage economic challenges continue. Recent projections indicate that the FRB will slow or halt FFTR rate reductions in 2025. While NIM expansion was experienced in the second half of 2024, the previously mentioned flattening of the yield curve, pricing pressure/competition for both loans and deposits, and changing levels of liquidity could continue to pose challenges to NIM and net interest spread in 2025.

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

While the economic outlook for 2025 is generally positive, proposed policy changes from the incoming administration, including tariffs and extended or additional tax cuts, the FRB’s continued efforts to control inflation and other economic challenges, and compounding geopolitical risks create a number of uncertainties heading into 2025. The impact these changes, and any other developments, have on local, regional and national economic conditions could have a significant effect on our borrowers’ ability to meet contractual obligations.

Our allowance for credit losses may not be adequate to cover actual losses, which could negatively impact earnings.

The ACL on loans and the liability for unfunded lending commitments reflect management’s estimate of credit losses expected in the loan portfolio, including unfunded lending commitments, as of the balance sheet date. These estimates are the result of our continuing evaluation of specific credit risks and loss experience, current loan portfolio quality, present economic, political and regulatory conditions, industry concentrations, reasonable and supportable forecasts of future economic conditions, collateral valuations and other factors that may provide an indication of potential credit losses. The determination of our allowance for credit losses inherently involves a high degree of subjectivity and requires assumptions to be made by management. If our assumptions prove to be incorrect or economic problems are worse than projected, adjustments may be necessary to allow for changing economic conditions or adverse developments in the loan portfolio. Any material increase to the required level of ACL, or insufficiency of the ACL to cover actual loan losses, could adversely affect our business, financial condition, and results of operations.

Federal and state regulators annually review our allowance and may require an adjustment in the ACL on loans. If regulatory agencies require any increase in the allowance for which we had not allocated, it would have a negative effect on our financial results.

Our credit quality metrics are currently at solid levels and this trend could normalize over time.

Over the past several years, our asset quality metrics have trended within a narrow range, exceeding benchmarks and reaching historically strong levels. We realize that present asset quality metrics are positive and, recognizing the cyclical nature of the lending business, we anticipate this trend will likely normalize over time.

Credit-related concerns stemming from the higher interest rate environment and contractual renewal and maturity activity may be experienced over the next year. Strong loan volumes were experienced during the historically low pandemic-era interest rate environment that began in 2020 and was marked by Prime falling to 3.25%, a level at which it remained until 2022. Given the standard five-year term often associated with many of our traditional lending facilities, 2025 will begin a period of elevated interest rate risk for certain borrowers, as notes originated or renewed during that period will either renew or mature in an interest rate environment that is now significantly higher, with Prime more than doubling since 2020 and standing at 7.50% as of December 31, 2024.

Any inability of our borrowers to meet their contractual obligations, or any worsening of our borrowers financial condition, could result in the erosion of our credit metrics, including higher levels of criticized or non-accrual loans, increased reserves for potential losses within the ACL on loans and increased net charge off activity.

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

A combination of higher interest rates and rising central business district vacancies across the country have created credit and collateral concerns over the past year, specifically within the CRE sector. While we believe the quality of our CRE portfolio, and the overall loan portfolio, remains solid, with no exposure to large office towers and minimal exposure to central business districts, we are not immune from potential deterioration in the value of loan collateral and could be negatively impacted by the effects of any such activity.

Significant stock market volatility could negatively affect our financial results.

Income from WM&T constitutes approximately 45% of non-interest income. WM&T AUM are expressed in terms of market value, and a significant portion of fee income is based upon those values, which generally fluctuate consistent with overall capital markets. Any decline in the market value of WM&T AUM could have a meaningful impact on non-interest income and negatively affect our financial results.

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

In accordance with GAAP, goodwill is not amortized but, instead, is subject to impairment testing on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. In the event that we conclude that all or a portion of our goodwill may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital. At December 31, 2024, Bancorp had goodwill of $194 million.

Bancorp’s intangible assets primarily relate to core deposits and customer relationships. Intangible assets with definite lives are amortized on an accelerated basis over their estimated life. Intangible assets, premises and equipment and other long-lived assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. In the event that we conclude that all or a portion of our intangible assets may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital. At December 31, 2024, Bancorp had intangible assets of $16 million.

In assessing the potential for realization of DTAs, management considers whether it is more likely than not that some portion or all of the DTAs will not be realized. Assessing the need for, or the sufficiency of, a valuation allowance requires management to evaluate all available evidence, both negative and positive, including whether future taxable income in sufficient amounts and character within the carryback and carryforward periods is available under tax law, including the use of tax planning strategies. We have concluded that, based on the level of positive evidence, it is more likely than not that at December 31, 2024 all DTAs will be realized. At December 31, 2024, Bancorp had DTAs totaling $72 million.

The impact of each of these impairment matters could have a material adverse effect on our business, results of operations and financial condition.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to different industries and counterparties and through transactions with counterparties in the bank and non-bank financial services industries, including broker-dealers, commercial banks, investment banks and other institutional customers. As a result, defaults by, or even rumors or questions about, one or more bank or non-bank financial services companies, or the bank or non-bank financial services industries in general, could lead to market-wide liquidity problems and could result in losses or defaults by us or other institutions. These losses or defaults could have an adverse effect on our business, financial condition and results of operations.

The bank failures of early 2023, which included three of the four largest bank failures in U.S. history, created a liquidity crisis within the banking industry and temporarily raised questions amongst depositors regarding the soundness of the banking system generally. While Bancorp was not explicitly impacted by these failures, remaining well-capitalized and successfully managing the fluctuations in liquidity created by these events, any future bank failures, the failure of financial institutions with whom we have relationships, or related events and/or regulatory action stemming from such activity could adversely affect us.

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

Any discontinuation of, or significant reduction or material change in, the operation of the FNMA and FHLMC, or any significant adverse change in the level of activity in the secondary mortgage market or the underwriting criteria of the FNMA or FHLMC would likely prevent us from originating and selling most, if not all, of our mortgage loan originations. Further, any change to the structure or operation of these agencies stemming from their potential exit from the government conservatorship and recapitalization could significantly impact our mortgage banking line of business.

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

Further, exposure to new geographical markets in which Bancorp has limited brand recognition, history or general knowledge of, may also result in a failure to realize the anticipated or expected benefits of an acquisition.

Additionally, we may finance acquisitions with borrowed funds, thereby increasing our leverage and reducing liquidity, or with potentially dilutive issuances of equity securities.

Competition with other financial institutions could adversely affect profitability.

We operate in a highly competitive industry that could become even more so as a result of earnings pressure from peer organizations, legislative, regulatory and technological changes and continued consolidation. We face vigorous competition in price and structure of financial products from banks and other financial institutions. In recent years, credit unions have expanded their lending mix and now compete heavily with banks in the CRE lending market. Non-traditional providers’ high risk tolerance for fixed rate, long-term loans could adversely affect our net loan growth and results of operations. We also compete with other non-traditional providers of financial services, such as brokerage firms and insurance companies. As internet-based financial services continue to grow in acceptance, we must remain relevant as an institution where consumers and businesses value personal service while other institutions offer these services without human interaction. The variety of sources of competition may reduce or limit our margins on banking services, increase operational costs through expanded product offerings, reduce market share and adversely affect our financial condition and results of operations.

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

While our deposit portfolio represents our primary funding source, the availability of secondary funding sources, such as the FHLB, and other contingency funding sources depends on a number of factors, including our ability to pledge collateral that meets or exceeds required standards, the funding facilities our partnering financial institutions are both willing and able to provide, and Bancorp’s financial condition and capital levels. The deterioration of any of these factors, among others, could result in the availability of secondary funding sources being reduced or eliminated altogether.

Prudently managing deposit and borrowing costs to maintain the liquidity necessary to profitably meet loan demand and operational needs is critical to our success. Any failure to manage the challenges associated with changing levels of liquidity could adversely impact our financial condition and results of operations.

Our ability to maintain and/or raise deposits is critical to our strategic goals. Any failure to successfully manage our deposit portfolio could have an adverse impact on our results of operations and financial condition.

Our deposit portfolio is our primary source of funding. As such, capitalizing on strategic opportunities and managing our overall funding costs are directly impacted by our ability to maintain and/or raise deposits. Deposit levels may be affected by several factors, including rates paid by us and/or bank and non-bank competitors, general interest rate levels, returns available to customers on alternative investments, general economic and market conditions and other factors. Successfully maintaining and/or growing our deposit portfolio depends on our ability to manage all related factors, which could necessitate offering interest rates on our deposit products that meet or exceed prevailing market rates and adversely impact our results of operations and financial condition.

We’ve experienced a shift in the mix of our deposit portfolio over the past two years, consistent with a higher interest rate environment. Customers have moved from non-interest or low-interest bearing deposits into higher yielding options, particularly time deposits and money market offerings, which has driven a substantial increase in the cost of deposits and overall funding. Further, alternative investment options for customers holding excess levels of liquidity, such as treasury bonds, have resulted in a portion of deposit balances being invested with non-bank competitors, such as brokerages. While we have generally not experienced fallout within the customer base as a result, such activity impacts our overall deposit levels.

Additionally, as a commercial bank, we are dependent on large commercial deposits. We consider the majority of these deposits to be core funds, as they represent long-standing, full-service relationships and are a testament to our commitment to partner with business customers by providing exemplary service and competitive products. However, a sudden shift in behavior or financial condition amongst our larger deposit customers resulting in balances being reduced or exiting Bancorp altogether could materially impact deposit levels and our overall funding strategy.

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

Any change or potential enactment of applicable tax code, or the inability of the projects to be completed or properly managed, depend on factors that are out of our control and could impact our ability to realize expected or anticipated returns. Should we not be able to realize the tax credits and other benefits associated with such investments, our results of operation and financial condition could be negatively impacted.

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

Our assets, which are at risk for cyber-attacks, include financial assets and non-public information belonging to customers. Cyber security risks include cyber espionage, blackmail, ransom, theft, and corporate account takeovers. We employ many preventive and detective controls to protect our assets, and provide mandatory recurring information security training for all employees. We have invested in multiple preventative tools in an attempt to protect customers from cyber threats and corporate account takeover and regularly provide educational information regarding cyber threats to customers. We utilize multiple third-party vendors who have access to our assets via electronic media. While we require third parties, many of whom are small companies, to have similar or superior controls in place, a breach of information could still occur. See the section titled “Cybersecurity” for more information related to our cybersecurity risk management practices.

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

We will be subject to increased regulation once our total consolidated assets exceed $10 billion.

As of December 31, 2024, Bancorp had total consolidated assets of $8.86 billion. However, should our total consolidated assets exceed $10 billion, we will become subject to increased regulatory requirements. These requirements include, but are not limited to, the following: (i) supervision, examination and enforcement by the CFPB with respect to consumer financial protection laws; (ii) enhanced methodologies for the determination of FDIC insurance assessments, which could result in higher assessment rates; (iii) limitations on interchange transaction fees for debit card transactions, which would reduce our interchange revenue; and (iv) adherence to enhanced regulatory and risk management frameworks.

Bancorp has incurred, and will continue to incur, costs associated with preparing for the heightened regulatory requirements of this threshold. Developing processes and procedures, designing and implementing additional internal controls, maintaining and adopting necessary technological capabilities and monitoring compliance with these requirements may result in additional personnel expense and the incurrence of other material costs, any of which could have a significant adverse effect on our business, financial condition, or results of operations.

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

Key provisions from the Tax Cuts and Jobs Act of 2017 are set to expire December 31, 2025. While the recent elections have generally been perceived as a positive for tax policy, any political gridlock regarding the structure of tax policy, the expiration, renewal or reformation of current tax provisions, or the proposal of additional changes to the tax code could present challenges or necessitate strategic changes for our business. Further, such changes, or delays in making crucial tax policy decisions, could have adverse repercussions for both our business and that of our customers.

Transactions between Bancorp and its former insurance subsidiary, the Captive, may be subject to certain IRS responsibilities and penalties.

The Captive, formerly a wholly owned subsidiary of Bancorp, was a Nevada-based captive insurance company that was taxed under Section 831(b) of the Internal Revenue Code. On April 10, 2023, the IRS issued a proposed regulation that would potentially classify section 831(b) captive activity as a, “listed transaction,” and possibly disallow the related tax benefits, both prospectively and retroactively. The regulation was finalized in January 2025 and its impact is being evaluated by management. Bancorp elected not to renew the Captive in August of 2023 and ultimately dissolved the Captive in December of 2023. The finalization of the proposal and any disallowance of related tax benefits could negatively impact our financial condition and results of operations.

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

Risks Related to Owning Our Common Stock

Our common stock price may fluctuate significantly, which could make it difficult to resell our common stock at times and/or prices acceptable to an investor.

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

Risk Management and Strategy

Bancorp has established an Information Security program, which is overseen by the Director of Information Security and the Information Security Officer. This role reports to the Chief Risk Officer. The Information Security program is structured upon and informed by the Center for Internet Security, which aligns with the National Institute of Standards and Technology Cybersecurity Framework. The primary objectives of the Information Security program are to protect the confidentiality, integrity and availability of our information assets, comply with applicable laws, regulations, contractual obligations and manage significant risks arising from cybersecurity threats. These processes are integrated into the institution’s overall risk management system, ensuring a unified approach to risk mitigation.

The Information Security program includes several key processes and functions such as access control monitoring, threat detection, vulnerability management, understanding the implications of technological changes, managing third-party relationships, and mandating employee awareness and education among other components. These activities aim to prevent avoidable errors, raise awareness, identify potential vulnerabilities, protect systems, detect security incidents and recover from any incidents that occur. These processes are continually updated and enhanced to keep pace with the evolving cybersecurity landscape.

To ensure effective risk management, Bancorp adopts the three lines of defense model, which consists of the following elements:

●

The first line of defense is operational management, which is responsible for implementing and maintaining the Information Security program, as well as identifying and mitigating cybersecurity risks on a day-to-day basis.

●

The second line of defense consists of the risk management and compliance functions, which provide oversight, guidance, and support to the first line of defense, as well as monitoring and reporting on the institution’s cybersecurity posture and performance.

●

The third line of defense is the internal audit function, which provides independent assurance of the effectiveness and adequacy of the Information Security program, as well as compliance with relevant policies, standards and regulations.

When necessary, the institution engages external assessors, consultants, and auditors with expertise in cybersecurity to evaluate and enhance its systems, policies and procedures. These external parties provide valuable insights into emerging threats and best practices, enhancing Bancorp’s ability to adapt and respond effectively. Bancorp also undergoes reoccurring regulatory examinations, and identified issues are actively tracked and monitored for remediation.

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

In the event of a security incident, Bancorp has developed an Incident Response Plan to guide necessary actions. The Incident Response Plan is a well-established document that is updated at least annually. It provides guidance before, during and after a confirmed or suspected security incident, outlining how to minimize the duration and damage of an incident, identifying a response team and streamlining actions to improve recovery time.

While Bancorp has not experienced any cybersecurity incidents that have materially affected its operations, it acknowledges the potential impact such risks could have on business strategy, financial condition and operational resilience. The institution remains vigilant, continuously evaluating and enhancing its cybersecurity measures to preemptively address any potential risks that could impact its operations or financial condition. This approach aligns with the institution’s commitment to maintaining the trust and security of its stakeholders in an increasingly digital world.

Governance

Bancorp’s Credit and Risk Committee, which includes board of director representation, maintains a robust oversight framework for evaluating and managing risks associated with cybersecurity threats. The committee convened four times during the year ended December 31, 2024 in order carry out its oversight responsibilities, engaging directly in discussions about cybersecurity risks to ensure they are comprehensively addressed within the institution’s risk management framework. This included, but was not limited to, vulnerability trends, identified or potential third-party risks, risks precipitated by technological changes, confirmed or potential security incidents, policy and procedure changes, the organization’s risk appetite, the FFIEC’s Cybersecurity Assessment Tool, conclusions from the risk assessment, audit and regulatory reports, routine quarterly and annual reporting, as well as other notable key risk indicators.

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

A dedicated committee, the Information Security Risk Committee, is specifically responsible for overseeing cybersecurity threats and informing the decisions of the Credit and Risk Committee. The Information Security Risk Committee, comprising individuals with diverse expertise in technology, risk management and cybersecurity, meets monthly. They discuss a range of strategic topics, including vulnerability trends, identified or potential third-party risks, risks precipitated by technological changes, confirmed or potential security incidents and other items related to the institution’s preparedness measures. The Information Security Risk Committee’s purpose is to provide strategic direction for the Information Security program and to evaluate known risks based on Bancorp’s existing controls and risk appetite.

Management also plays a crucial role in assessing and managing Bancorp’s cybersecurity risks. Specific roles, such as the Information Security Officer and Director of Information Security, are tasked with monitoring, evaluating, and mitigating these risks in coordination with the Information Security Risk Committee. Both the Information Security Officer and Director of Information Security possess relevant expertise and experience in cybersecurity, enabling them to effectively navigate and respond to emerging threats. The Information Security Officer, who holds a Bachelor’s degree in Computer Science and a Master’s degree in Information Systems Security, along with several relevant industry certifications, has been with Bancorp for four years and has additional experience working in technology outside of the organization. The Director of Information Security, who also holds several relevant certifications, has been with Bancorp’s Information Security department for 20 years and brings extensive experience with technology.

To keep the Information Security Risk Committee and Credit and Risk Committee informed, management ensures consistent and structured reporting mechanisms are in place. They regularly update these governing bodies on the prevention, detection and mitigation of cybersecurity incidents. This reporting includes detailed insights into the institution’s cybersecurity posture, ongoing initiatives and any necessary adjustments or enhancements to existing measures.

The communication between management, the Information Security Risk Committee, and the Credit and Risk Committee facilitates a holistic understanding of cybersecurity risks, ensuring proactive measures are in place to safeguard Bancorp's operations, preserve its financial stability, and maintain the trust of its stakeholders.

Item 2.	Properties.

The corporate headquarters of Bancorp are located at 1040 East Main Street, Louisville, Kentucky, a complex that also serves as the Bank’s main branch. Bancorp’s operations center is located at a separate location in Louisville. At December 31, 2024, in addition to the main office complex and the operations center, Bancorp owned 45 branches, seven of which are located on leased land. At that date, Bancorp also leased 19 branches. Of the 72 total banking locations, 40 are located in our home market of the Louisville MSA, while 19, eight and five are located in our Central Kentucky, Cincinnati and Indianapolis MSAs, respectively.

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

Bancorp’s common stock is traded on the NASDAQ under the ticker symbol SYBT. On December 31, 2024, Bancorp had approximately 2,100 shareholders of record, and approximately 17,981 beneficial owners holding shares in nominee or “street” name.

The following table shows information relating to the repurchase of shares of common stock by Bancorp during the three months ended December 31, 2024.

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Average price paid per share	Maximum number of shares that may yet be purchased under the plans or programs

October 1 - October 31	2,050	$51.64	—	$—
November 1 - November 30	15,456	76.31	—	—
December 1 - December 31	496	71.61	—	—
Total	18,002	$73.37	—	$—	741,196

(1)	Shares repurchased during the three-month period ended December 31, 2024 represent shares withheld to pay taxes due.

In May 2023, Bancorp’s Board of Directors approved a share repurchase program authorizing the repurchase of 1 million shares, or approximately 4% of Bancorp’s total common shares outstanding at the time. Stock repurchases are expected to be made from time to time on the open market or in privately negotiated transactions, subject to applicable securities laws. The plan, which will expire in May 2025 unless otherwise extended or completed at an earlier date, does not obligate the Company to repurchase any specific dollar amount or number of shares prior to the plan’s expiration. No shares were repurchased in 2023, nor in 2024. Approximately 741,000 shares remain eligible for repurchase.

There were no equity securities of the registrant sold without registration during the quarter covered by this report.

On February 18, 2025, the Board of Directors declared a quarterly cash dividend of $0.31 per common share.

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

The first graph compares performance of Bancorp’s Common Stock to the Russell 2000 Index, the S&P U.S. BMI Banks – Midwest Region Index and the KBW NASDAQ Bank Index for the last five fiscal years. The graph assumes the value of the investment in Bancorp’s Common Stock and in each index was $100 at December 31, 2019 and that all dividends were reinvested.

In addition to the five-year period presented, the ten-year period is presented because it provides additional perspective, and Bancorp management believes that longer-term performance is of interest. The ten-year graph assumes the value of the investment in Bancorp’s Common Stock and in each respective index was $100 at December 31, 2014 and that all dividends were reinvested.

	Period Ending
Index	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
Stock Yards Bancorp, Inc.	$100.00	$101.66	$163.64	$169.60	$137.64	$195.77
Russell 2000 Index	100.00	119.96	137.74	109.59	128.14	142.93
S&P U.S. BMI Banks - Midwest Region Index	100.00	85.98	113.59	98.03	100.08	122.10
KBW NASDAQ Bank Index	100.00	89.69	124.06	97.52	96.65	132.60

	Period Ending
Index	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
Stock Yards Bancorp, Inc.	$100.00	$116.44	$222.01	$182.14	$162.89	$209.67	$213.16	$343.10	$355.59	$288.58	$410.48
Russell 2000 Index	100.00	95.59	115.95	132.94	118.30	148.49	178.13	204.53	162.73	190.28	212.23
S&P U.S. BMI Banks - Midwest Region Index	100.00	101.52	135.64	145.76	124.47	161.93	139.22	183.94	158.74	162.06	197.72
KBW NASDAQ Bank Index	100.00	100.49	129.14	153.15	126.02	171.55	153.86	212.83	167.29	165.80	227.48

Item 6.	[RESERVED]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

As a result of its acquisition of Kentucky Bancshares, Inc. on May 31, 2021, Bancorp became the 100% successor owner of a Nevada-based insurance captive taxed under Section 831(b) of the Internal Revenue Code. On April 10, 2023, the IRS issued a proposed regulation that would potentially classify section 831(b) captive activity as a, “listed transaction,” and possibly disallow the related tax benefits, both prospectively and retroactively. The regulation was finalized in January 2025 and its impact is being evaluated by management. Bancorp elected not to renew the Captive in August of 2023 and ultimately dissolved the Captive in December of 2023. The Captive’s activity is included in the Company’s consolidated financial statements and was included in its 2023 federal income tax return. The Captive’s activity served to reduce Bancorp’s ETR by 0.20% and 0.29% for the years ended December 31, 2023 and 2022, respectively.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and accompanying footnotes presented in Part II Item 8 “Financial Statements and Supplementary Data.” To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of Bancorp’s future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations.

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

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements to be materially different from future results, performance, or achievements expressed or implied by the statement. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believe,” “can,” “conclude,” “continue,” “could,” “estimate,” “expect,” “forecast,” “foresee,” “goal,” “intend,” “may,” “might,” “outlook,” “possible,” “plan,” “predict,” “project,” “potential,” “seek,” “should,” “target,” “will,” “will likely,” “would,” or other similar expressions. These forward-looking statements are not historical facts and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control.

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

Critical accounting policies are those that management believes are the most important to the portrayal of Bancorp’s financial condition and operating results and require management to make estimates that are difficult, subjective and complex. Most accounting policies are not considered by management to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical in the preparation of the financial statements. These factors include, among other things, whether the estimates have a significant impact on the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including independent third parties or available pricing, sensitivity of the estimates to changes in economic conditions and whether alternative methods of accounting may be utilized under GAAP. Management has discussed each critical accounting policy and the methodology for the identification and determination of critical accounting policies with Bancorp’s Audit Committee. As of December 31, 2024, the significant accounting policy considered the most critical in preparing Bancorp’s consolidated financial statements is the determination of the ACL on loans.

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

Provision for credit losses can be subject to volatility as ACL calculations and the resulting expense are significantly impacted by changes in CECL model assumptions, such as macroeconomic factors and conditions, credit quality and loan portfolio composition and growth.

Business Segment Overview

Bancorp is divided into two reportable segments: Commercial Banking and WM&T:

Commercial Banking provides a full range of loan and deposit products to individual consumers and businesses in all its markets through retail lending, mortgage banking, deposit services, online banking, mobile banking, private banking, commercial lending, commercial real estate lending, leasing, treasury management services, merchant services, international banking, correspondent banking, credit card services and other banking services. The Bank also offers securities brokerage services via its banking center network through an arrangement with a third party broker-dealer in the Commercial Banking segment.

WM&T provides investment management, financial & retirement planning and trust & estate services, as well as retirement plan management for businesses and corporations in all markets in which Bancorp operates. The magnitude of WM&T revenue distinguishes Bancorp from other community banks of similar asset size.

Overview – Operating Results (FTE)

The following table presents an overview Bancorp’s financial performance for the years ended December 31, 2024, 2023 and 2022:

Years Ended December 31,				Variance
(dollars in thousands, except per share data)	2024	2023	2022	2024 / 2023		2023 / 2022

Net income available to stockholders	$114,539	$107,748	$92,972	6%		16%
Diluted earnings per share	$3.89	$3.67	$3.21	6%		14%
ROA	1.37%	1.39%	1.25%	(2)	bps	14	bps
ROE	12.77%	13.44%	12.58%	(67)	bps	86	bps

Additional discussion follows under the section titled “Results of Operations.”

General highlights for the year ended December 31, 2024 compared to December 31, 2023:

●	In 2024, Bancorp set the following financial records:
o	Net income of $114.5 million, and as a result, diluted EPS of $3.89, besting the previous records of $107.7 million and diluted EPS of $3.67 from 2023.
o	Total revenue, comprising net interest income (FTE) and non-interest income, of $352.6 million, surpassing the previous record of $340.1 million in 2023.
o	Strong loan production drove $749 million, or 13%, of loan growth, leading to record total loans of $6.52 billion at December 31, 2024.
o	WM&T revenue of $42.8 million, driven by strong equity market appreciation and higher estate fee income and served to offset a net new business decline.
o	Debit and credit card income of $20.1 million, consistent with higher transaction volume, growth in the customer base and larger processor incentives.
o	Treasury management fee income of $11.1 million, consistent with customer base expansion, increased transaction volume, record international services fee income and new product sales.
o	Net investment product sales commissions and fee income of $3.6 million stemming from organic growth and general market appreciation.
●

Net income totaled $114.5 million for year ended December 31, 2024, resulting in diluted EPS of $3.89, compared to net income of $107.7 million for the year ended December 31, 2023, which resulted in diluted EPS of $3.67.

o

Record results for the year ended December 31, 2024 compared to the prior year were driven by significant organic loan growth, a higher interest rate environment and the continued growth of Bancorp’s diversified non-interest revenue streams.

o

While interest income benefitted from higher interest rates in 2024, an increase in the cost of funds stemming from intense deposit competition/pricing pressure, as well as increased borrowing activity, had a substantial impact on results for the year ended December 31, 2024 compared to the prior year.

●

While NIM decreased 8 bps to 3.31% for the year ended December 31, 2024 compared to 3.39% for the prior year, net interest income (FTE) increased $9.5 million, or 4%, compared to the prior year, reaching a record $257.4 million.

o

Interest income experienced a $66.0 million, or 19%, increase over the prior year associated with the benefits of higher yields and average earning asset growth, outpacing the $56.5 million, or 57%, increase in interest expense driven by the rising cost of funds and growth in interest-bearing liabilities.

o

As a result of deposit pricing pressure/competition, Bancorp has continued to experience a significant shift in the deposit mix, as non-interest bearing deposits and lower-yielding deposits have migrated to higher-yielding options, particularly time deposits, driving a substantial increase in the overall cost of deposits. Further, continued loan growth and deposit balance fluctuations necessitated more borrowing activity in 2024 compared to the prior year, contributing to the overall increase in interest expense.

o

Yields on interest earning assets increased 56 bps, or 12%, to 5.31% for the year ended December 31, 2024 compared to 4.75% for the prior year. However, these yields were outpaced by the cost of interest bearing liabilities, which expanded 76 bps, or 39%, to 2.73% compared to 1.97% for the prior year, driving net interest spread and NIM compression.

●

Total loans increased $749 million, or 13%, compared to December 31, 2023, driven by growth in most categories over the past year. Average loans increased $663 million, or 12%, for the year ended December 31, 2024 compared to the same period of the prior year.

●

Bancorp’s ACL on loans increased $8 million, or 10%, compared to December 31, 2023. Provision for credit losses on loans totaled $8.8 million for the year ended December 31, 2024, compared to $12.5 million for the prior year.

o

Provision for the year ended December 31, 2024 was attributed mainly to substantial loan growth and to a lesser extent, an improved unemployment forecast and other factors within the CECL model. Further, net charge offs of $1.2 million were recorded for the year ended December 31, 2024.

o

Provision for credit losses on loans for the prior year period were driven by substantial loan growth, a flat unemployment forecast and other factors within the CECL model. Bancorp also recorded net charge offs of $6.6 million for the year ended December 31, 2023, driven by the charge off of two isolated and unrelated C&I relationships.

●

Total deposits increased $496 million, or 7%, at December 31, 2024 compared to December 31, 2023. While total deposit growth was experienced compared to the prior year, a continued shift in the deposit base mix was also experienced, as pricing pressure/competition for deposits remained strong during the year.

o

Interest-bearing deposits increased $588 million, or 11%, for the year ended December 31, 2024 compared to the prior year, led in part by a $255 million, or 26%, increase in time deposits associated with Bancorp’s successful promotional product offerings, offsetting a $92 million, or 6%, decline in non-interest bearing deposits.

●

Non-interest income increased $3.0 million, or 3%, for the year ended December 31, 2024, compared to the prior year, attributed largely to strong WM&T revenue, treasury management fees and card income.

●

Non-interest expenses increased $10.4 million, or 6%, for the year ended December 31, 2024, compared to the prior year, driven by higher compensation and employee benefit expenses associated with annual merit-based salary increases and higher bonus levels, full-time employee growth and higher health insurance claims activity, in addition to increased technology and communication expense, attributed to various security and compliance-related software upgrades.

●

Bancorp’s efficiency ratio (FTE) for the year ended December 31, 2024 was 56.20% compared to 55.23% for the prior year. The increase in this ratio was the result of non-interest expense growth (on a percentage basis) outpacing net interest income and non-interest income expansion, as net interest income was hampered by rising funding costs. See the section titled “Non-GAAP Financial Measures” for a reconcilement of non-GAAP to GAAP measures.

Total stockholder’s equity to total assets was 10.61% as of December 31, 2024 compared to 10.50% at December 31, 2023. Total equity increased to $940 million in 2024, driven by net income of $114.5 million and a small improvement in AOCI, offset partially by $36 million of dividends declared. The small improvement in AOCI from December 31, 2023 to December 31, 2024 was the result of the changing interest rate environment and its corresponding impact on the valuation of the AFS debt securities portfolio. Further, a $2.5 million increase in retained earnings was recorded in relation to the adoption of ASU 2023-02 effective January 1, 2024.

TCE is a measure of a company’s capital, which is useful in evaluating the quality and adequacy of capital. Bancorp’s ratio of TCE to total tangible assets was 8.44% as of December 31, 2024, compared to 8.09% at December 31, 2023, the improvement driven mainly by growth in stockholder’s equity associated with the year’s strong operating results and to a much smaller extent, the positive change in AOCI related to the valuation of the AFS debt securities portfolio. See the section titled “Non-GAAP Financial Measures” for reconcilement of non-GAAP to GAAP measures.

General highlights for the year ended December 31, 2023 compared to December 31, 2022:

●	In 2023, Bancorp set the following financial records:
o	Net income of $107.7 million, and as a result, diluted EPS of $3.67, besting the previous records of $93.0 million and diluted EPS of $3.21 from 2022.
o	Total revenue, comprising net interest income (FTE) and non-interest income, of $340.1 million, surpassing the previous record of $323.4 million in 2022.
o	Record loan production, which drove $565 million, or 11%, of organic loan growth, leading to record total loans of $5.77 billion at December 31, 2023.
o	WM&T revenue of $39.8 million, which was driven by solid net new business growth and strong fourth quarter performance within the equity and fixed income markets.
o	Debit and credit card income of $19.4 million, consistent with organic and acquisition-related growth in transaction volume and customer base, in addition to larger processor incentives.
o	Treasury management fee income of $10.0 million, led by strong transaction volume, organic and acquisition-related expansion of the customer base, new product sales and expanded international revenue.
o	Net investment product sales commissions and fee income of $3.2 million stemming from organic growth and the full year impact of acquisition-related activity.
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

●

NIM increased 4 bps to 3.39% for the year ended December 31, 2023 compared to 3.35% for the prior year, consistent with average balance sheet expansion and upward movement in interest rates experienced during the year. Net interest income (FTE) totaled $247.9 million for the year ended December 31, 2023, representing an increase of $13.6 million, or 6%, over the prior year.

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

Potential Challenges for 2025:

We have identified the following potential challenges for fiscal year 2025:

●

Pricing pressure and competition for both loans and deposits will continue to present challenges in 2025, driven by uncertainty within the current interest rate environment, a flattened/inverted yield curve and overall liquidity management.

o

While the higher rate environment experienced in 2024 led to higher yields for the loan portfolio and other earning assets, it also resulted in higher funding costs. Depositors continued migrating from non-interest bearing or lower-yielding deposits to higher-yielding alternatives. Further, substantial loan growth and deposit fluctuations resulted in increased borrowing activity, which drove funding costs higher.

o

During 2024, the yield curve started to flatten after a prolonged period of inversion. Inverted and/or flattened yield curves create a general pricing mismatch between the rates earned on longer-term loans and investments and the rates paid on shorter-term deposits and borrowings, which generally results in NIM compression. While Bancorp began to experience NIM expansion in the second half of the year after several quarters of compression, to the extent the yield curve remains flat or battles inversion, NIM growth could be challenged in 2025.

o

Successfully funding loan growth will require us to manage liquidity in a cost-effective manner and could depend largely on our ability to raise and maintain deposits, which will present challenges in the current environment. While other sources of funding are available, they are typically more expensive than in-market deposit relationships and the extent to which they are utilized could increase our overall funding costs.

●

Continued monetary policy changes by the FRB and the corresponding impact on local, national and global economic conditions could present numerous challenges in 2025. While recent projections indicate that the FRB will slow or halt interest rate reductions in 2025, the timing and magnitude of any future policy changes could have a significant impact on results in the coming year.

●

While the economic outlook for 2025 is generally positive, expectations are regularly changing as new economic data becomes available. Further, a new presidential administration creates additional uncertainties, although many of the anticipated policy changes are expected to be fiscally expansionary. The resulting impact of new policies, or policy changes, implemented by the new administration, especially those concerning fiscal and tax policy, could affect general economic conditions, our business and that of our customers.

●

Net loan growth will remain a top priority for us in 2025. This will be impacted by competition, prevailing interest rates, economic conditions, line of credit utilization and loan prepayments. We believe there is continued opportunity for loan growth in all of our markets. Our ability to deliver attractive loan growth over the long-term is critical to our overall success.

●

The continued development of the relationships and opportunities in our newer markets remains a priority for 2025. The Company’s growing footprint has allowed us to provide broader product offerings, increased lending capabilities and an expanded branch delivery system to existing and prospective customers alike, creating solid growth opportunities and a larger platform for future expansion. Prioritizing the development of the opportunities afforded by recent acquisitions will play a major role in delivering strong operating results in the coming year.

●

We derive significant non-interest income from WM&T services. Most of these fees are based upon the market value of AUM at respective period ends. Absent fixed income and equity market movements, growing this revenue stream may prove challenging, as competition to attract new customers and retain existing customers remains intense. Growth in market values of AUM and fees is dependent upon positive returns in the overall capital markets, which could be threatened should economic conditions worsen. We have no control over market volatility.

●

We have experienced substantial increases in other non-interest income revenue streams over the past several years, such as treasury management fees, card income and brokerage services. A meaningful portion of this growth can be attributed to the customer bases acquired in recent years, as well as our exposure to newer markets. To the extent we have already successfully capitalized on the related opportunities, the growth experienced recently may trend back to more normal levels. Continuing to successfully grow our diversified non-interest revenue streams will be critical to our success in 2025.

●

Over the past several years, our asset quality metrics have trended within a relatively low range, periodically exceeding benchmarks and reaching historically strong levels. We realize that current asset quality metrics remain solid and, recognizing the cyclical nature of the lending business and current economic conditions, we anticipate this trend will likely normalize over time.

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

Interest income, yields and ratios on a FTE basis are considered non-U.S. GAAP financial measures. Management believes net interest income on a FTE basis provides insight into net interest margin for comparison purposes. The FTE basis also allows management to assess to comparability of revenue arising from both taxable and tax-exempt sources. The FTE basis assumes a federal corporate income tax rate of 21%.

Comparative information regarding net interest income follows:

As of and for the Years Ended December 31,				Variance
(dollars in thousands)	2024	2023	2022	2024 / 2023		2023 / 2022

Net interest income	$257,040	$247,332	$233,383	4%		6%
Net interest income (FTE)*	257,400	247,869	234,267	4%		6%
Net interest spread (FTE)*	2.58%	2.78%	3.21%	(20)	bps	(43)	bps
Net interest margin (FTE)*	3.31%	3.39%	3.35%	(8)	bps	4	bps
Average interest earning assets	$7,778,600	$7,303,763	$6,987,365	7%		5%
Average interest bearing liabilities	$5,712,522	$5,052,106	$4,538,911	13%		11%
Five year Treasury note rate at year end	4.38%	3.84%	3.99%	54	bps	(15)	bps
Average five year Treasury note rate	4.13%	4.06%	3.00%	7	bps	106	bps
Prime rate at year end	7.50%	8.50%	7.50%	(100)	bps	100	bps
Average Prime rate	8.31%	8.20%	4.85%	11	bps	335	bps
One month term SOFR at year end	4.33%	5.35%	4.36%	(102)	bps	99	bps
Average one month term SOFR	5.11%	5.07%	1.99%	4	bps	308	bps

*See table titled, "Average Balance Sheets and Interest Rates (FTE)" for detail of Net interest income (FTE).

NIM and net interest spread calculations in the preceding table exclude the sold portion of certain participation loans, which totaled $2 million, $4 million and $5 million for the years ended December 31, 2024, 2023 and 2022, respectively. These sold loans are on Bancorp’s balance sheet as required by GAAP because Bancorp retains some form of effective control; however, Bancorp receives no interest income on the sold portion. These participation loans sold are excluded from NIM and spread analysis, because Bancorp believes it provides a more accurate depiction of loan portfolio performance.

At December 31, 2024, Bancorp’s loan portfolio consisted of approximately 67% fixed and 33% variable rate loans. At inception, most of Bancorp’s fixed rate loans are priced in relation to the five year treasury note. Bancorp’s variable rate loans are typically indexed to either Prime or one month term SOFR, generally repricing as those rates change. At December 31, 2024, approximately 59% and 41% of Bancorp’s variable rate loan portfolio was indexed to Prime and SOFR, respectively.

Prime rate, the five year Treasury note rate, and one month term SOFR are included in the preceding table to provide a general indication of the interest rate environment Bancorp has operated in during the past three years, a period marked by dramatic changes in interest rates. In March 2022, the FRB began a rate hike strategy aimed at taming inflation, which had reached its highest levels in decades, and exiting the near-zero interest rate environment of the pandemic era. This resulted in the FFTR being increased a total of 525 basis points in just under a year and a half, taking it from a range of 0.00% - 0.25% to a range of 5.25% - 5.50% by July 2023. Prime increased from 3.25% to 8.50% over this same period.

Interest rates remained at these levels until September 2024, when the FRB implemented its first rate reduction in over four years, beginning its attempt to avoid recession and pilot a “soft landing,” with three separate decreases of the FFTR over the final four months of year, ultimately lowering the FFTR a total of 100 bps. The FFTR stood at a range of 4.25% - 4.50%, and Prime at 7.50%, as of December 31, 2024.

Bancorp experienced significant benefit from the rate increases enacted in 2022, as the majority of Bancorp’s variable rate loans rose above their 4.00% floors and deposit rates remained relatively low. However, as interest rates continued to rise in 2023, the positive impact rising rates had on the loan portfolio began to be offset by higher deposit rates stemming from intense pricing pressure and competition, which began to drive NIM compression. While this trend continued into 2024, significant average loan growth and the benefit of higher rates upon average interest earning assets eventually managed to outpace rising funding costs in the latter half of the year, as deposit cost expansion began to moderate.

While recent projections indicate that the FRB will slow or halt interest rate reductions in 2025, Bancorp expects ongoing pricing pressure/competition for both loans and deposits and general liquidity management to be the primary challenges to NIM and net interest income growth in 2025.

Discussion of 2024 vs 2023:

Net interest spread (FTE) and NIM (FTE) were 2.58% and 3.31%, for the year ended December 31, 2024, compared to 2.78% and 3.39% for the prior year, respectively. NIM during the year ended December 31, 2024 was significantly impacted by the following:

●

The higher interest rate environment that has served to benefit interest-earning assets simultaneously drove NIM compression, as the cost of deposits and other funding sources rose. While the FFTR was reduced a total of 100 bps to a range of 4.25% - 4.50% over the last 4 months of 2024, it had previously remained at a range of 5.25% - 5.50% since mid-2023, resulting in an inverted interest rate yield curve for an extended period of time. Although it improved some during the year, it remains to be seen how FRB rate actions will impact the interest rate yield curve in 2025.

●

Pricing pressure/competition for deposits drove a significant increase in the cost of funds and shift in Bancorp’s deposit mix, as depositors sought higher yielding deposit alternatives. While expansion of the cost of funding has moderated in tandem with interest rate decreases, lower liquidity levels within the banking industry generally may continue to drive pricing pressure/competition for deposits.

●

Significant loan growth over the past 12 months has positively impacted interest income and average interest-earning asset growth, which Bancorp elected to fund with deposit and non-deposit sources, namely scheduled investment security maturities and FHLB borrowings.

Net interest income (FTE) increased $9.5 million, or 4%, for the year December 31, 2024 compared to the prior year, as significant average loan growth and the benefit of higher yields upon average interest earning assets managed to outpace rising funding costs stemming from intense pricing pressure/competition for deposits and increased borrowing activity.

Total average interest earning assets increased $475 million, or 7%, for the year ended December 31, 2024, as compared to the prior year, attributed to substantial average loan growth that was partially offset by a decline in average investment securities associated with scheduled maturities and normal amortization. As a result of a higher interest rate environment, the average rate earned on total interest earning assets climbed 56 bps to 5.31%.

●	Average total loan balances increased $663 million, or 12%, for the year ended December 31, 2024, compared to the prior year, driven by contributions from every loan category and every market.

●

Average investment securities declined $205 million, or 12%, for the year ended December 31, 2024 compared to the prior year, mainly the result of significant scheduled maturities within the treasury portfolio, and to a lesser extent, normal amortization activity. This activity has benefitted interest-earning asset yields and overall NIM, as the low-yielding treasury security maturities shifted into higher-yielding interest-bearing cash and ultimately helped fund Bancorp’s substantial loan growth.

●

Average FFS and interest bearing due from bank balances increased $14 million, or 8%, for the year ended December 31, 2024, as a result of the previously mentioned liquidity provided by the investment securities portfolio and increased FHLB borrowing activity, which was partially offset by loan funding.

Total interest income (FTE) increased $66.0 million, or 19%, to $413.2 million for the year ended December 31, 2024, as compared to the prior year.

●

Interest and fee income (FTE) on loans increased $67.2 million, or 22%, to $369.6 million for the year ended December 31, 2024, compared to the prior year, driven by the higher rate environment and significant average loan growth. The yield on the overall loan portfolio increased 49 bps to 6.07% for the year ended December 31, 2024 compared to 5.58% for the prior year.

●

Consistent with the decline in average investment securities, there was a $2.8 million, or 8%, decrease in interest income (FTE) on the portfolio for the year ended December 31, 2024 compared to the prior year. The corresponding yield on the portfolio increased 10 bps, or 5%, to 2.15% for the year ended December 31, 2024, compared to 2.05% for the prior year, due to the maturity of lower-yielding treasury securities.

●

Interest income on FFS and interest bearing due from bank balances increased $845,000, or 10%, for the year ended December 31, 2024, stemming mainly from the higher FFTR experienced for most of the year. The yield on these assets increased 7 bps to 5.19% for the year ended December 31, 2024 compared to the prior year.

Total average interest bearing liabilities increased $660 million, or 13%, to $5.71 billion for the year ended December 31, 2024 compared to the prior year.

●

Average interest bearing deposits increased $545 million, or 12%, for the year ended December 31, 2024 compared to prior year. Bancorp experienced a $358 million, or 49%, increase in average time deposits and a $144 million, or 13%, increase in average money market deposits compared to the prior year period, as a result of depositors seeking higher-yielding deposit products in the higher rate environment.

●

Average FHLB advances increased $89 million, or 32%, for the year ended December 31, 2024 compared to the prior year. In an effort to secure longer-term funding at a more favorable rate, Bancorp began utilizing a $200 million term advance in conjunction with three separate interest rate swaps of varying maturities during 2023. An additional interest rate swap was added during 2024 for the same purpose, bringing the total related advances to $300 million as of December 31, 2024. Bancorp also utilized overnight borrowings more heavily in 2024 to fund loan growth and manage deposit fluctuations.

●	Average SSUAR increased $31 million, or 25%, for the year ended December 31, 2024 compared to the prior year, as customers were attracted to the collateralized protection provided by this product.

Total interest expense increased $56.5 million, or 57%, for the year ended December 31, 2024 compared to the prior year, driven by a significant rise in rates paid on deposits and increased borrowing activity. As a result, the cost of interest bearing liabilities increased 76 bps to 2.73% for the year ended December 31, 2024 compared to the prior year.

●

Total interest bearing deposit expense increased $52.0 million, or 64%, as a result of deposit rate increases, $38.3 million of which was attributed to time deposit and money market deposits, as customers continued to shift to higher-yielding deposit products. This activity resulted in an 82 bps increase in the cost of interest bearing deposits for the year ended December 31, 2024 compared to the prior year. While Bancorp expects pricing pressure/competition to continue into the coming quarters, the pace of deposit cost expansion began to moderate in the second half of 2024.

●

Interest expense on FHLB borrowings increased $3.7 million, or 29%, for the year ended December 31, 2024, as compared to the prior year, driven by both increased borrowing activity and higher costs associated with overnight borrowings.

●	Interest expense on SSUAR increased $1.3 million, or 64%, for the year ended December 31, 2024 compared to the prior year, consistent with average balance growth and rising rates.

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

Total average interest earning assets increased $316 million, or 5%, to $7.30 billion for the year ended December 31, 2023, as compared to year ended December 31, 2022, with the average rate earned on total interest earning assets increasing 114 bps to 4.75%.

●

Average total loan balances increased $604 million, or 13%, for the year ended December 31, 2023, compared to the prior year. Average non-PPP loan growth of $648 million, or 14%, was driven by strong organic growth and the full year impact of acquisition-related activity, which was partially offset by a $44 million, or 83%, decline in average PPP loan balances resulting from SBA forgiveness activity.

●

Average investment securities grew $17 million, or 1%, for the year ended December 31, 2023 compared to the year ended December 31, 2022, attributed to a combination of strategically deploying excess liquidity through further investment and the full year impact of acquisition-related activity, which was partially offset by normal amortization and maturity activity. Investment security purchases during 2023 were minimal.

●

Average FFS and interest bearing due from bank balances decreased $313 million, or 66%, for the year ended December 31, 2023, as loan growth and average total deposit contraction led to lower levels of liquidity compared to the prior year.

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

●

Growth in average investment securities led to a $5.5 million, or 19%, increase in interest income (FTE) for the year ended December 31, 2023 compared to the prior year, driving a 30 bps, or 17%, increase in the corresponding yield on the investment portfolio. The increased yield on the investment securities portfolio was driven by the benefit of investments purchased in the prior year once rates began to rise and the continued amortization and maturity of lower-yielding securities.

●

Interest income on FFS and interest bearing due from bank balances increased $2.4 million, or 40%, for the year ended December 31, 2023, as rising short-term interest rates more than offset a $313 million decline in related average balances. The yield on these assets increased 386 bps to 5.12% for the year ended December 31, 2023 compared to the same period of 2022, stemming from the dramatic increase in the FFTR over the preceding year.

Total average interest bearing liabilities increased $513.2 million, or 11%, to $5.05 billion for the year ended December 31, 2023 compared with the year ended December 31, 2022, with the total average cost increasing 157 bps to 1.97%.

●

Average interest bearing deposits increased $223 million, or 5%, for the year ended December 31, 2023 compared to the prior year. The increase stemmed mainly from an increase in time deposits during 2023 attributed to general customer migration to higher-yielding deposit alternatives and Bancorp’s promotional offerings, which has been partially offset by contraction in other interest bearing deposit categories.

●

Average FHLB advances totaled $280 million for the year ended December 31, 2023. Bancorp utilized overnight borrowings during 2023 based on changing liquidity needs. Bancorp also utilized rolling term advances in conjunction with three separate interest rate swaps during the year ended December 31, 2023 in an effort to secure longer-term funding at a more favorable rate. The minimal FHLB advance activity that occurred in the prior year was the result of utilizing a one-week cash management advance at year-end for short-term liquidity purposes, which represented the only FHLB advance used during 2022.

●	Average subordinated debentures totaled $26.6 million for the year ended December 31, 2023. The subordinated debentures were added as a result of the CB acquisition during the first quarter of 2022.

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

●

Interest expense totaling $2.2 million was recorded for the year ended December 31, 2023, as a result of the subordinated debentures added through the prior year acquisition, approximately $397,000 stemming from purchase accounting-related mark-to-market amortization. Interest expense totaling $1.1 million was recorded for the year ended December 31, 2022, $331,000 stemming from the purchase accounting-related mark-to-market amortization.

Average Balance Sheets and Interest Rates (FTE)

	2024			2023			2022
	Average		Average	Average		Average	Average		Average
Years ended December 31, (dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Interest earning assets:
Federal funds sold and interest bearing due from banks	$178,252	$9,256	5.19%	$164,314	$8,411	5.12%	$477,341	$6,018	1.26%
Mortgage loans held for sale	5,508	232	4.21	6,822	211	3.09	8,835	190	2.15
Investment securities:
Taxable	1,404,272	29,896	2.13	1,602,335	32,706	2.04	1,594,942	27,302	1.71
Tax-exempt	78,400	1,943	2.48	85,304	1,957	2.29	75,382	1,851	2.46
Total securities	1,482,672	31,839	2.15	1,687,639	34,663	2.05	1,670,324	29,153	1.75

Federal Home Loan Bank stock	26,386	2,306	8.74	22,123	1,560	7.05	11,741	505	4.30

SBA Paycheck Protection Program (PPP) loans	3,496	35	1.00	8,877	242	2.73	52,704	4,798	9.10
Non-PPP loans	6,082,286	369,571	6.08	5,413,988	302,146	5.58	4,766,420	211,872	4.45
Total loans	6,085,782	369,606	6.07	5,422,865	302,388	5.58	4,819,124	216,670	4.50
Total interest earning assets	7,778,600	413,239	5.31	7,303,763	347,233	4.75	6,987,365	252,536	3.61
Less allowance for credit losses on loans	84,390			78,352			65,672
Non-interest earning assets:
Cash and due from banks	74,148			80,061			90,481
Premises and equipment, net	111,975			102,895			106,631
Bank owned life insurance	88,073			85,746			68,325
Goodwill	194,074			194,074			188,949
Accrued interest receivable and other	214,259			87,387			62,801
Total assets	$8,376,739			$7,775,574			$7,438,880

Interest bearing liabilities:
Deposits:
Interest bearing demand	$2,376,181	$48,065	2.02%	$2,277,001	$34,262	1.50%	$2,218,416	$9,186	0.41%
Savings	426,615	1,187	0.28	483,245	1,308	0.27	538,971	638	0.12
Money market	1,259,356	38,776	3.08	1,115,331	24,077	2.16	1,140,025	5,284	0.46
Time	1,091,037	45,513	4.17	732,998	21,938	2.99	487,981	1,304	0.27
Total interest bearing deposits	5,153,189	133,541	2.59	4,608,575	81,585	1.77	4,385,393	16,412	0.37

Securities sold under agreements to repurchase	154,387	3,432	2.22	123,111	2,087	1.70	122,154	567	0.46
Federal funds purchased	8,812	471	5.34	13,794	689	4.99	9,357	154	1.65
Federal Home Loan Bank advances	369,331	16,444	4.45	280,068	12,768	4.56	274	12	4.38
Subordinated debentures	26,803	1,951	7.28	26,558	2,235	8.42	21,733	1,124	5.17

Total interest bearing liabilities	5,712,522	155,839	2.73	5,052,106	99,364	1.97	4,538,911	18,269	0.40
Non-interest bearing liabilities:
Non-interest bearing demand deposits	1,504,844			1,763,157			2,053,213
Accrued interest payable and other	262,402			158,718			107,958
Total liabilities	7,479,768			6,973,981			6,700,082

Stockholders’ equity	896,971			801,593			738,798
Total liabilities and stockholder's equity	$8,376,739			$7,775,574			$7,438,880
Net interest income		$257,400			$247,869			$234,267
Net interest spread			2.58%			2.78%			3.21%
Net interest margin			3.31%			3.39%			3.35%

Supplemental Information - Total Company Average Balance Sheets and Interest Rates (FTE)

●

Average loan balances include the principal balance of non-accrual loans, as well as unearned income such as loan premiums, discounts, fees/costs and exclude participation loans accounted for as secured borrowings. Participation loans averaged $3 million, $4 million and $5 million for the years ended December 31, 2024, 2023 and 2022, respectively.

●

Interest income on a FTE basis includes additional amounts of interest income that would have been earned if investments in certain tax-exempt interest earning assets had been made in assets subject to federal taxes yielding the same after-tax income. Interest income on municipal securities and tax-exempt loans has been calculated on a FTE basis using a federal income tax rate of 21%. Approximate tax equivalent adjustments to interest income were $360,000, $537,000 and $884,000 for the years ended December 31, 2024, 2023 and 2022, respectively.

●

Interest income includes loan fees of $6.3 million ($35,000 associated with the PPP), $5.2 million ($242,000 associated with the PPP) and $10.3 million ($4.2 million associated with the PPP) for the years ended December 31, 2024, 2023 and 2022, respectively. Interest income on loans may be impacted by the level of prepayment fees collected and net accretion income related to loans purchased. Net accretion income/ (amortization expense) related to acquired loans totaled $2.2 million, $2.4 million and $2.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Rate/Volume Analysis (FTE)

	Year ended December 31, 2024			Year ended December 31, 2023
	Compared to			Compared to
	Year ended December 31, 2023			Year ended December 31, 2022
	Total Net	Increase (Decrease) Due to		Total Net	Increase (Decrease) Due to
(in thousands)	Change	Rate	Volume	Change	Rate	Volume

Interest income:
Federal funds sold and interest bearing due from banks	$845	$123	$722	$2,393	$8,471	$(6,078)
Mortgage loans held for sale	21	67	(46)	21	71	(50)
Investment securities:
Taxable	(2,810)	1,362	(4,172)	5,404	5,277	127
Tax-exempt	(14)	151	(165)	106	(127)	233
Federal Home Loan Bank stock	746	413	333	1,055	443	612
SBA Paycheck Protection Program (PPP) loans	(207)	(111)	(96)	(4,556)	(2,083)	(2,473)
Non-PPP Loans	67,425	28,206	39,219	90,274	58,935	31,339

Total interest income	66,006	30,211	35,795	94,697	70,987	23,710

Interest expense:
Deposits:
Interest bearing demand	13,803	12,253	1,550	25,076	24,827	249
Savings	(121)	36	(157)	670	742	(72)
Money market	14,699	11,282	3,417	18,793	18,910	(117)
Time	23,575	10,523	13,052	20,634	19,666	968
Total interest bearing deposits	51,956	34,094	17,862	65,173	64,145	1,028

Securities sold under agreements to repurchase	1,345	741	604	1,520	1,516	4
Federal funds purchased	(218)	45	(263)	535	434	101
Federal Home Loan Bank advances	3,676	(305)	3,981	12,756	1	12,755
Subordinated debt	(284)	(304)	20	1,111	821	290

Total interest expense	56,475	34,271	22,204	81,095	66,917	14,178

Net interest income	$9,531	$(4,060)	$13,591	$13,602	$4,070	$9,532

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

The results of the interest rate sensitivity analysis performed as of December 31, 2024 were derived from conservative assumptions Bancorp uses in its model, particularly in relation to deposit betas, which measure how responsive management’s deposit repricing may be to changes in market rates based on historical data. Management uses different betas in the rising and falling rate scenarios in an effort to best simulate expected earnings trends.

Bancorp’s interest rate sensitivity analysis details that increases in interest rates of 100 and 200 bps would have a positive effect on net interest income, while decreases in interest rates of 100 and 200 bps would have a negative impact. These results depict a slightly asset-sensitive interest rate risk profile. The increase in net interest income in the rising rate scenarios is primarily due to variable rate loans and short-term investments repricing more quickly than deposits and short-term borrowings. Net interest income decreases in the falling rate scenarios because rates on non-maturity deposits cannot be lowered sufficiently to offset the decline in interest income associated with assets that immediately reprice as rates fall.

	-200	-100	+100	+200
	Basis Points	Basis Points	Basis Points	Basis Points
% Change from base net interest income at December 31, 2024	-5.28%	-2.77%	3.80%	7.51%

Bancorp’s loan portfolio is currently composed of approximately 67% fixed and 33% variable rate loans, with the fixed rate portion pricing generally based on a spread to the five year treasury note at the time of origination and the variable portion pricing based on an on-going spread to Prime (approximately 60%) or one month term SOFR (approximately 40%).

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

Provision for Credit Losses

Provision for credit losses on loans at December 31, 2024 represents the amount of expense that, based on Management’s judgment, is required to maintain the ACL for loans at an appropriate level under the CECL model. The determination of the amount of the ACL for loans is complex and involves a high degree of judgment and subjectivity. See the footnote titled “Summary of Significant Accounting Policies” for detailed discussion regarding Bancorp’s ACL methodology by loan segment.

An analysis of the changes in the ACL on loans, including provision, and selected ratios follow:

As of and for the years ended December 31, (dollars in thousands)	2024	2023	2022

Beginning balance	$79,374	$73,531	$53,898
Acquired PCD loans (goodwill adjustment)	—	—	9,950
Adjusted beginning balance - ACL on loans	79,374	73,531	63,848

Provision for credit losses on loans	8,800	12,471	5,253
Provision for credit losses on loans - acquired loans	—	—	4,429
Total provision for credit losses on loans	8,800	12,471	9,682

Total charge-offs	(2,776)	(7,512)	(2,307)
Total recoveries	1,545	884	2,308
Net loan (charge-offs) recoveries	(1,231)	(6,628)	1
Ending balance	$86,943	$79,374	$73,531
Average total loans	$6,085,782	$5,422,865	$4,819,124
Provision for credit losses on loans to average total loans (1)	0.14%	0.23%	0.20%
Net loan (charge-offs) recoveries to average total loans (1)	-0.02%	-0.12%	0.00%
ACL on loans to total loans	1.33%	1.38%	1.41%
ACL on loans to average total loans	1.43%	1.46%	1.53%

(1)	Ratios are not annualized.

Discussion of 2024 vs 2023:

The ACL for loans totaled $87 million as of December 31, 2024 compared to $79 million at December 31, 2023, representing an ACL to total loans ratio of 1.33% and 1.38% for the respective periods.

Provision expense for credit losses on loans of $8.8 million was recorded for the year ended December 31, 2024, which was driven mainly by strong loan growth, net charge offs of $1.2 million, and to a much lesser extent, an improved unemployment forecast and other factors within the CECL model.

Provision expense for credit losses on loans of $12.5 million was recorded for the year ended December 31, 2023. In addition to strong loan growth, a flat unemployment forecast and other factors within the CECL allowance model, provision expense for the year ended December 31, 2023 was impacted significantly by net charge offs of $6.6 million. Net charge off activity for the year ended December 31, 2023 was attributed mainly to the charge off of two isolated and unrelated C&I relationships, one of which was fully reserved for in a prior period.

While separate from the ACL for loans and recorded in other liabilities on the consolidated balance sheets, the ACL for off balance sheet credit exposures also experienced an increase between December 31, 2023 and December 31, 2024. Provision expense of $925,000 was recorded for the year ended December 31, 2024, driven largely by an increase in expected future utilization within the C&D portfolio. The ACL for off balance sheet credit exposures totaled $6.8 million as of December 31, 2024.

Provision for credit loss expense for off balance sheet credit exposures of $1.3 million was recorded for the year ended December 31, 2023, driven largely by the addition of new C&D and C&I lines of credit. The ACL for off balance sheet credit exposures totaled $5.9 million as of December 31, 2023.

Bancorp’s loan portfolio is well-diversified with no significant concentrations of credit. Geographically, most loans are extended to borrowers in Louisville, central, eastern and northern Kentucky, as well as the Indianapolis, Indiana and Cincinnati, Ohio metropolitan markets. The adequacy of the ACL is monitored on an ongoing basis and it is the opinion of management that the balance of the ACL at December 31, 2024 is adequate to absorb probable losses inherent in the loan portfolio as of the financial statement date.

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

Provision expense for credit losses on loans of $12.5 million was recorded for the year ended December 31, 2023. In addition to strong loan growth, a flat unemployment forecast and other factors within the CECL allowance model, provision expense for the year ended December 31, 2023 was driven by net charge offs $6.6 million. Elevated net charge off activity for the year ended December 31, 2023 was attributed mainly to the charge off of two isolated and unrelated C&I relationships, one of which was fully reserved for in a prior period.

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

Credit loss expense recorded for the acquired CB loan portfolio totaled $4.4 million in 2022, bringing total provision for credit losses on loans to $9.7 million for the year. Further, the ACL for loans was also increased $10 million as a result of the PCD loan portfolio added through the CB acquisition during the first quarter of 2022, with the corresponding offset recorded to goodwill (as opposed to provision expense).

The ACL for off balance sheet credit exposures also increased between December 31, 2022 and December 31, 2023. Provision for credit loss expense for off balance sheet credit exposures of $1.3 million was recorded for the year ended December 31, 2023, driven largely by the addition of new C&D and C&I lines of credit. The ACL for off balance sheet credit exposures totaled $5.9 million as of December 31, 2023.

Provision for credit loss expense for off balance sheet credit exposures (excluding acquisition-related activity) of $575,000 was recorded for the year ended December 31, 2022, driven largely by the addition of new lines of credit, and thus increased availability, within the C&D portfolio. The ACL for off balance sheet credit exposures was also increased $500,000 during the first quarter of 2022 as a result of the CB acquisition, with the offset recorded to goodwill (as opposed to provision expense). The ACL for off balance sheet credit exposures totaled $4.5 million as of December 31, 2022.

Non-Interest Income

				Variance
(dollars in thousands)				2024 / 2023		2023 / 2022
Years Ended December 31,	2024	2023	2022	$	%	$	%

Wealth management and trust services	$42,843	$39,802	$36,111	$3,041	8%	$3,691	10%
Deposit service charges	8,906	8,866	8,286	40	0	580	7
Debit and credit card income	20,082	19,438	18,623	644	3	815	4
Treasury management fees	11,064	10,033	8,590	1,031	10	1,443	17
Mortgage banking income	3,858	3,705	3,210	153	4	495	15
Loss on sale of securities AFS	—	(44)	—	44	NM	(44)	NM
Net investment products sales commissions and fees	3,571	3,205	3,063	366	11	142	5
Bank owned life insurance	2,443	2,253	1,597	190	8	656	41
Gain (loss) on sale of premises and equipment	(100)	(30)	4,341	(70)	233	(4,371)	NM
Other	2,563	4,992	5,328	(2,429)	(49)	(336)	(6)
Total non-interest income	$95,230	$92,220	$89,149	$3,010	3%	$3,071	3%

Discussion of 2024 vs 2023:

Total non-interest income increased $3.0 million, or 3%, for the year ended December 31, 2024 compared to the same period of 2023. Non-interest income comprised 27% of total revenue, defined as net interest income and non-interest income, for the years ended both December 31, 2024 and 2023, respectively. WM&T revenue comprised 45% of total non-interest income for the year ended December 31, 2024 compared to 43% for the same period of 2023, respectively.

WM&T Services:

The magnitude of WM&T revenue distinguishes Bancorp from other community banks of similar asset size. WM&T revenue increased $3.0 million, or 8%, for the year ended December 31, 2024, as compared with the same period of 2023, consistent with strong equity market appreciation and higher estate fee income, which more than offset a decline in net new business expansion.

Net new business refers to revenue generated from newly acquired customers, excluding revenue from upselling or cross-selling to existing active customers. It plays a crucial role in expanding Bancorp’s financial base and ensuring long-term sustainability and success. During the third quarter of 2024, the WM&T department experienced negative net new business for the first time in several years, driven in large part to attrition associated with employee retirements and market competition. Total WM&T revenue is currently projected to increase over the next twelve months, although not at levels experienced in the past, as projected moderate market growth would more than offset the potential negative impact from the previously mentioned attrition and an expected decline in non-recurring estate fees. Positions impacted by attrition have been filled and Bancorp expects WM&T to begin experiencing positive net new business in the coming quarters.

Recurring fees earned for managing accounts are based on a percentage of market value of AUM and are typically assessed on a monthly basis. Recurring fees, which generally comprise the vast majority of WM&T revenue, increased $2.6 million, or 7% for the year ended December 31, 2024, as compared with the same period of 2023. The increase was driven largely by equity market appreciation over the past year.

A portion of WM&T revenue, most notably estate and certain employee benefit plan-related fees, are non-recurring in nature and the timing of these revenues corresponds with the related administrative activities. For this reason, such fees are subject to greater period over period fluctuation. Total non-recurring fees increased $432,000 for the year ended December 31, 2024, as compared with the same period of 2023, driven by increased estate fee income.

AUM, stated at market value, totaled $7.07 billion at December 31, 2024 compared with $7.16 billion at December 31, 2023. The decrease in AUM between December 31, 2023 and December 31, 2024 is attributed mainly to the previously mentioned decline in net new business.

Contracts between WM&T and their customers do not permit performance-based fees and accordingly, none of the WM&T revenue is performance based. Management believes the WM&T department will continue to factor significantly in Bancorp’s financial results and provide strategic diversity to revenue streams.

Detail of WM&T Services Income by Account Type:

(in thousands)
Years Ended December 31,	2024	2023	2022

Investment advisory	$17,034	$15,639	$13,697
Personal trust	14,584	14,048	13,213
Personal investment retirement	7,675	6,858	6,186
Company retirement	1,662	1,524	1,520
Foundation and endowment	1,344	1,174	1,051
Custody and safekeeping	238	292	310
Brokerage and insurance services	29	11	67
Other	277	256	67
Total WM&T services income	$42,843	$39,802	$36,111

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

Assets Under Management by Account Type:

Total AUM (not included on balance sheet) decreased from $7.16 billion at December 31, 2023 to $7.07 billion at December 31, 2024 as follows:

	December 31, 2024			December 31, 2023
(in thousands)	Managed	Non-managed (1)	Total	Managed	Non-managed (1)	Total
Investment advisory	$2,645,233	$66,026	$2,711,259	$2,591,561	$72,028	$2,663,589
Personal trust	1,475,683	408,602	1,884,285	1,922,294	459,103	2,381,397
Personal investment retirement	937,493	21,536	959,029	848,800	17,854	866,654
Company retirement	54,626	679,539	734,165	57,486	510,294	567,780
Foundation and endowment	497,890	7,383	505,273	471,609	23,413	495,022
Subtotal	$5,610,925	$1,183,086	$6,794,011	$5,891,750	$1,082,692	$6,974,442
Custody and safekeeping	—	271,491	271,491	—	185,638	185,638
Total AUM	$5,610,925	$1,454,577	$7,065,502	$5,891,750	$1,268,330	$7,160,080

(1) Non-managed assets represent those for which the WM&T department does not hold investment discretion.

As of December 31, 2024 and 2023, approximately 79% and 82%, respectively, of total AUM were actively managed. Company retirement plan accounts primarily consist of participant-directed assets. The amount of custody and safekeeping accounts are insignificant to overall WM&T operations.

Managed Trust AUM by Class of Investment:

(in thousands)	December 31, 2024	December 31, 2023

Interest bearing deposits	$460,521	$442,820
Treasury and government agency obligations	194,461	240,848
State, county and municipal obligations	341,940	297,314
Money market mutual funds	36,657	68,617
Equity mutual funds	1,183,611	1,225,210
Other mutual funds - fixed, balanced and municipal	561,218	551,141
Other notes and bonds	167,548	199,146
Common and preferred stocks	2,437,672	2,474,186
Common trust funds and collective investment funds	-	84,996
Real estate mortgages	167	373
Real estate	42,250	40,224
Other miscellaneous assets (1)	184,880	266,875
Total managed assets	$5,610,925	$5,891,750

(1)	Includes client directed instruments such as rights, warrants, annuities, insurance policies, unit investment trusts, and oil and gas rights.

Managed assets are invested in instruments for which market values can be readily determined, the majority of which are sensitive to market fluctuations and consist of approximately 65% in equities and 35% in fixed income securities as of December 31, 2024, compared to 64% and 36% as of December 31, 2023. This composition has been relatively consistent from period to period.

Additional Sources of Non-interest income:

Deposit service charges, which consist of non-sufficient funds charges and to a lesser extent, other activity based charges, increased $40,000, or less than 1%, for the year ended December 31, 2024, as compared with the same period of 2023. Consistent with the banking industry generally, Bancorp has experienced a steady decline in the volume of fees earned on overdrawn checking accounts over the past several years. This trend has been driven by lower check presentment volume, which has in turn led to fewer overdrawn accounts in general. Further, Bancorp anticipates that future growth of this revenue stream could be significantly impacted by changing industry practices. Bancorp could be faced with strategic decisions surrounding deposit-related service charges in the future, which could negatively impact the contributions made by this, or similar, revenue streams.

Debit and credit card income consists of interchange revenue, ancillary fees and incentives received from card processors. Debit and credit card revenue increased $644,000, or 3%, for the year ended December 31, 2024, as compared with the same period of 2023, driven mainly by higher transaction volume. Total debit card income increased $174,000, or 1%, and total credit card income increased $470,000, or 8% for the year ended December 31, 2024, compared the same period of the prior year. While Bancorp generally expects this revenue stream to grow with continued expansion of the customer base, interchange rate compression and fluctuations in business and consumer spend levels could serve as challenges to future growth.

Treasury management fees primarily consist of fees earned for cash management services provided to commercial customers. This category continues to stand out as a consistent, growing source of revenue for Bancorp and increased $1.0 million, or 10%, for the year ended December 31, 2024, as compared with the same period of 2023, driven by customer base expansion, increased transaction volume, growing international services and new product sales. Bancorp anticipates this income category will continue to increase based on continued customer base growth and the expanding suite of services offered within Bancorp’s treasury management platform.

Mortgage banking income primarily includes gains on sales of mortgage loans and net loan servicing income offset by MSR amortization. Bancorp’s mortgage banking department predominantly originates residential mortgage loans to be sold in the secondary market, primarily to FNMA and FHLMC. Bancorp offers conventional, VA, FHA and GNMA financing for purchases and refinances, as well as programs for first-time homebuyers. Interest rates on mortgage loans directly influence the volume of business transacted by the mortgage-banking department. Mortgage banking revenue increased $153,000, or 4%, for the year ended December 31, 2024, as compared with the same period of 2023, driven by an increase in origination volume in addition to slowing MSR amortization.

Net investment product sales commissions and fees are generated primarily on stock, bond and mutual fund sales, as well as wrap fees earned on brokerage accounts via an arrangement with a third party broker-dealer. Wrap fees represent charges for investment programs that bundle together a suite of services, such as brokerage, advisory, research and management and are based on a percentage of account assets. Bancorp deploys its financial advisors primarily through its branch network, while larger managed accounts are generally serviced by Bancorp’s WM&T group. Net investment product sales commissions and fees increased $366,000, or 11%, for the year ended December 31, 2024 compared to the same period of 2023 consistent with organic growth and general market appreciation over the respective period.

BOLI assets represent the cash surrender value of life insurance policies on certain active and non-active employees who have provided consent for Bancorp to be the beneficiary for a portion of such policies. The related change in cash surrender value and any death benefits received under the policies are recorded as non-interest income and serves to offset the cost of various employee benefits. BOLI income increased $190,000, or 8%, for the year ended December 31, 2024 compared to the same period of the prior year, attributed to general market appreciation and a reallocation of investments within the policy plans over the past year.

Losses on the sale of premises and equipment totaling $100,000 were recorded for the year ended December 31, 2024 and were the result of sales/disposals of various nominal fixed assets. Activity for the prior year was the result of the sale of an acquired property in addition to other merger-related disposal activity.

Other non-interest income decreased $2.4 million, or 49%, for the year ended December 31, 2024 compared with the same period of 2023. The decrease was driven largely by Bancorp’s decision not to renew the Captive in late 2023, which contributed approximately $1.6 million of other non-interest income for the year ended December 31, 2023. Further, the prior year benefitted from a plethora of non-recurring activity, including higher swap fee income and gains on the sale of acquired VISA class B stock and an OREO property.

Discussion of 2023 vs 2022:

Total non-interest income increased $3.1 million, or 3%, for the year ended December 31, 2023 compared to the same period of 2022. Non-interest income comprised 27% and 28% of total revenue for the years ended December 31, 2023 and 2022, respectively. WM&T revenue comprised 43% of total non-interest income for the year ended December 31, 2023 compared to 41% for the same period of 2022, respectively. The year ended December 31, 2023 included a full 12 months of activity associated with the CB acquisition compared to approximately 10 months of such activity for the year ended December 31, 2022. In addition, a large gain recorded in relation to the sale of acquired properties benefitted the year ended December 31, 2022.

WM&T revenue increased $3.7 million, or 10%, for the year ended December 31, 2023 as compared with the same period of 2022, consistent with new business development expansion, increased estate fees and strong returns from the fixed income and equity markets.

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

Treasury management fees increased $1.4 million, or 17%, for the year ended December 31, 2023 compared to the prior year, driven by organic growth and the full year impact of acquisition-related activity, increased transaction volume, growing international services and new product sales.

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

BOLI income increased $656,000, or 41%, for the year ended December 31, 2023 compared to the prior year, which was attributed mainly to the additional $30 million BOLI investment made in 2022, in addition to general market appreciation within the policy plans during the year.

Gains and losses on the sale of premises and equipment for the year ended December 31, 2023 related to the sale of an acquired property from CB during the third quarter and other nominal disposal activity. The large gain recorded for the year ended December 31, 2022 stemmed from the sale of certain acquired properties from CB that overlapped with existing locations.

Other non-interest income decreased $336,000, or 6%, for the year ended December 31, 2023 compared with the same period of 2022. The decrease was driven in large part by the disposition of Bancorp’s partial interest in LFA effective December 31, 2022, which contributed $1.3 million of other non-interest income for the year ended December 31, 2022. Further, Bancorp elected not to renew the Captive in August 2023 and fully dissolved it during the fourth quarter of 2023, resulting in a $132,000 decrease in Captive income compared to the prior year. Partially offsetting these declines were higher interest rate swap fee income, a $487,000 gain on the sale of VISA Class B stock originally acquired through the CB acquisition and stronger returns from insurance policies held outside of Bancorp’s BOLI portfolio compared to the prior year.

Non-interest Expenses

				Variance
				2024 / 2023		2023 / 2022
Years Ended December 31, (dollars in thousands)	2024	2023	2022	$	%	$	%

Compensation	$100,842	$91,876	$86,640	$8,966	10%	$5,236	6%
Employee benefits	20,268	18,451	16,568	1,817	10	1,883	11
Net occupancy and equipment	15,193	16,384	14,298	(1,191)	(7)	2,086	15
Technology and communication	19,207	17,318	14,897	1,889	11	2,421	16
Debit and credit card processing	7,262	6,481	5,909	781	12	572	10
Marketing and business development	6,924	5,990	5,005	934	16	985	20
Postage, printing and supplies	3,645	3,604	3,354	41	1	250	7
Legal and professional	4,111	3,958	2,943	153	4	1,015	34
FDIC insurance	4,539	3,911	2,758	628	16	1,153	42
Capital and deposit based taxes	2,781	2,476	2,621	305	12	(145)	(6)
Merger expenses	—	—	19,500	—	—	(19,500)	NM
Intangible amortization	4,485	4,686	5,544	(201)	(4)	(858)	(15)
Amortization of investments in tax credit partnerships	—	1,294	353	(1,294)	NM	941	NM
Loss on disposition of LFA	—	—	870	—	—	(870)	NM
Other	8,922	11,400	10,531	(2,478)	(22)	869	8
Total non-interest expenses	$198,179	$187,829	$191,791	$10,350	6%	$(3,962)	(2)%

Discussion of 2024 vs 2023:

Total non-interest expenses increased $10.4 million, or 6%, for the year ended December 31, 2024 compared to the same period of 2023. Compensation and employee benefits comprised 61% of Bancorp’s total non-interest expenses for the year ended December 31, 2024, compared to 59% for the same period of 2023.

Compensation, which includes salaries, incentives, bonuses and stock based compensation, increased 9.0 million, or 10%, for the year ended December 31, 2024, as compared with the same period of 2023. The increases were attributed to annual merit-based salary increases, higher bonus accruals and to a lesser extent, increased incentive compensation. Net full time equivalent employees totaled 1,080 at December 31, 2024 compared to 1,075 at December 31, 2023.

Employee benefits consists of all personnel-related expense not included in compensation, with the most significant items being health insurance, payroll taxes and employee retirement plan contributions. Employee benefits increased $1.8 million, or 10%, for the year ended December 31, 2024, as compared with the same period of 2023, driven mainly by an increase in health insurance claims activity.

Net occupancy and equipment expenses primarily include depreciation, rent, property taxes, utilities and maintenance. Costs of capital asset additions flow through the statement of income over the lives of the assets in the form of depreciation expense. Net occupancy expense decreased $1.2 million, or 7%, for the year ended December 31, 2024, as compared with the same period of 2023, as the prior year period included additional expense associated with centralizing the WM&T group into a singular location. At December 31, 2024, Bancorp’s branch network consisted of 72 locations throughout Louisville, central, eastern and Northern Kentucky, as well as the MSAs of Indianapolis, Indiana and Cincinnati, Ohio.

Technology and communication expenses include computer software usage and licensing fees, equipment depreciation and expenditures related to investments in technology needed to maintain and improve the quality of customer delivery channels, information security and internal resources. Technology expense increased $1.9 million, or 11%, for the year ended December 31, 2024 compared to the same period of 2023, consistent with Bancorp’s growth and continued investment in technology, including various security and compliance-related software upgrades.

Bancorp outsources processing for debit and credit card operations, which generate significant revenue for the Company. These expenses typically fluctuate consistent with transaction volumes. Debit and credit card processing expense increased $781,000, or 12%, for the year ended December 31, 2024 compared to the same period of last 2023, driven by increased transaction volume, customer base expansion and additional expense associated with fraud detection/mitigation services.

Marketing and business development expenses include all costs associated with promoting Bancorp, including community support, retaining customers and acquiring new business. Marketing and business development expenses increased $934,000, or 16%, for the year ended December 31, 2024, as compared to the same period of 2023, driven in large part by higher advertising expense tied to time deposit product promotions. Bancorp also increased its contribution to the Bank’s foundation established to support various community initiatives.

Postage, printing and supplies expense increased $41,000, or 1%, for the year ended December 31, 2024 compared to the same period of 2023.

Legal and professional fees increased $153,000, or 4%, for the year ended December 31, 2024 compared to the same period of 2023. The increase related to compliance-related consulting projects associated with Bancorp approaching $10 billion in total assets.

FDIC insurance expense increased $628,000, or 16%, for the year ended December 31, 2024, as compared to the same period of 2023, consistent with Bancorp’s growth in addition to changes in loan mix, as higher assessments are levied on C&D lending concentrations, a segment which grew as a percentage of total loans.

Effective January 1, 2024, Bancorp adopted ASU 2023-02 and began booking tax credit amortization expense for all historical and low income tax credit projects as a component of income tax expense via the proportional amortization method. Such expense had previously been recorded as a component of non-interest expenses. As such, no tax credit amortization expense was recorded as non-interest expense for the year ended December 31, 2024. Expense of $1.3 million was recorded for the year ended December 31, 2023.

Capital and deposit based taxes, which consist primarily of capital-based local income taxes and franchise taxes, increased $305,000, or 12%, for the year ended December 31, 2024 compared to the same period of 2023. Bancorp’s capital and deposit based tax expense is based on deposits held within various local taxing districts, as well as gross revenues generated within/appropriated to the state of Ohio, which is the only state Bancorp operates in with a capital-based deposit tax.

Intangible amortization expense consists of amortization associated with the CDI of acquired deposit portfolios, as well as an intangible related to customer list of the WM&T business line added through a past acquisition. The intangibles are amortized on an accelerated basis over a period of approximately ten years. Intangible amortization expense decreased $201,000, or 4%, for the year December 31, 2024 compared to the same period of 2023, which is attributed to the accelerated depreciation method for which intangible assets are amortized.

Other non-interest expenses decreased $2.5 million, or 22%, for the year ended December 31, 2024, as compared to the same period of 2023, driven largely by Bancorp’s decision not to renew the Captive in late 2023, in addition to the benefit of modifications made to the corporate credit card reward program and a decline in fraudulent check and card losses.

Bancorp’s efficiency ratio (FTE) for the years ended December 31, 2024 and 2023 was 56.20% and 55.23%, respectively. The increase in this ratio was the result of non-interest expense growth (on a percentage basis) outpacing net interest income and non-interest income expansion, as net interest income was hampered by rising funding costs.

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

Compensation expense increased $5.2 million, or 6%, for the year ended December 31, 2023 compared to the prior year. The increase was attributed to growth in full time equivalent employees and annual merit-based salary increases. In addition, compensation expense totaling $630,000 related to an executive retirement agreement was also recorded during the year ended December 31, 2023. Net full time equivalent employees totaled 1,075 at December 31, 2023 compared to 1,033 at December 31, 2022.

Employee benefits increased $1.9 million, or 11%, for the year ended December 31, 2023 compared to the prior year, consistent with the overall increase in full time equivalent employees previously noted.

Net occupancy increased $2.1 million, or 15%, for the year ended December 31, 2023 compared to the prior year. The increase was attributed to relocation of all WM&T employees into a consolidated location as part of finalizing the CB integration plan. Further, the prior year period included only 10 months of acquisition-related activity and the opening of Bancorp’s new operations center in the latter part of 2022.

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

Marketing and business development expenses increased $985,000, or 20%, for the year ended December 31, 2023 compared to the prior year. The increase was consistent with strategic decisions to advertise in Bancorp’s new markets, increased advertising expense associated with Bancorp’s deposit promotions and the general expansion of Bancorp’s existing and prospective customer base.

Postage, printing and supplies expense increased $250,000, or 7%, for the year ended December 31, 2023 compared to the prior year, consistent with Bancorp’s expansion and promotional mailings.

Legal and professional fees increased $1.0 million, or 34%, for the year ended December 31, 2023 compared to the prior year. The increase related to compliance-related consulting projects associated with Bancorp approaching $10 billion in total assets.

FDIC insurance increased $1.2 million, or 42%, for the year ended December 31, 2023 compared to the prior year, attributed to Bancorp’s asset growth and the FDIC-mandated increase of the uniform base assessment rate.

Capital and deposit based taxes decreased $145,000, or 6%, for the year ended December 31, 2023 compared to the prior year, driven by fluctuation in revenue growth generated within the state of Ohio.

Merger expenses totaling $19.5 million were recorded in relation to the CB acquisition for the year ended December 31, 2022.

Amortization expense associated with tax credit investments increased $941,000 for the year ended December 31, 2023 compared to the prior year stemming from Bancorp’s investment in several larger tax credit projects during 2023.

Intangible amortization expense decreased $858,000, or 15%, for the year ended December 31, 2023. The decrease was attributed to both the accelerated depreciation method for which intangible assets are amortized, coupled with the previously mentioned disposal of Bancorp’s partial interest in LFA at the end of 2022, which included writing off the related CLI.

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

Income Taxes

A comparison of income tax expense and ETR follows:

Years Ended December 31, (dollars in thousands)	2024	2023	2022

Income before income tax expense	$144,366	$137,927	$120,484
Income tax expense	29,827	30,179	27,190
Effective tax rate	20.66%	21.88%	22.57%

Discussion of 2024 vs 2023:

Fluctuations in the ETR are primarily attributed to the following:

●

The stock based compensation component of the ETR fluctuates consistent with the level of SAR exercise activity in addition to the levels of PSU, RSA and RSU vesting. The ETR was reduced by 0.76% for the year ended December 31, 2024 compared to a reduction of 0.31% for the same period of 2023, consistent with exercise activity driven by the rise in Bancorp’s stock price during the year.

●

The cash surrender value of life insurance policies can vary widely from period to period, driven largely by market changes. The related impact is inversely correlated with the ETR generally, with cash surrender value declines typically serving to increase the ETR and vice versa. Changes in the cash surrender value of life insurance policies decreased the ETR by 0.61% and 0.64% for the years ended December 31, 2024 and 2023, respectively.

●

Bancorp invests in certain partnerships that yield federal income tax credits. Taken as a whole, the tax benefit of these investments exceeds amortization expense, resulting in a positive impact on net income. The timing and magnitude of these transactions may vary widely from period to period. Effective January 1, 2024, Bancorp adopted ASU 2023-02 and began booking tax credit amortization expense for all tax credit projects as a component of income tax expense via the proportional amortization method. The cumulative impact of the adoption of ASU 2023-02 and tax credit amortization for the year ended December 31, 2024 served to reduce the ETR by 1.54%. The ETR was reduced by 0.54% by tax credit activity for the year ended December 31, 2023.

●	Tax-exempt interest income earned on loans and investment securities reduced the ETR by 0.43% and 0.50% for the years ended December 31, 2024 and 2023, respectively.
●

Activity related to the Captive, which previously provided tax advantages associated with the tax-deductible/exempt nature of insurance premiums paid to/received by the Captive, reduced the ETR by 0.20% for the year ended December 31, 2023. Bancorp elected not to renew the Captive during the third quarter of 2023 and subsequently dissolved it as of December 31, 2023. No tax benefit associated with the Captive was recorded for the year ended December 31, 2024.

Discussion of 2023 vs 2022:

Fluctuations in the ETR are primarily attributed to the following:

●	The ETR was reduced by 0.31% for the year ended December 31, 2023 compared to a reduction of 0.97% for the prior year, as a result exercise and vesting activity related to stock based compensation.
●	Changes in the cash surrender value of life insurance policies decreased the ETR by 0.64% for the year ended December 31, 2023, compared to an increase of 0.18% the same period of the prior year.
●	The ETR for the year ended December 31, 2023 and 2022 was reduced by 0.34% and increased by 0.34%, respectively, based on tax credit activity.

●

Tax-exempt interest income earned on loans and investment securities reduced the ETR by 0.50% for the year ended December 31, 2023 compared to a reduction of 0.62% for the same period of the prior year.

●	Activity related to the Captive reduced the ETR by 0.20% and 0.29% for the years ended December 31, 2023 and 2022, respectively.
●	Non-deductible merger expenses recorded during the year ended December 31, 2022 served to increase the ETR 0.11%.

Financial Condition – December 31, 2024 Compared to December 31, 2023

Overview

Total assets increased $693 million, or 9%, to $8.86 billion at December 31, 2024 from $8.17 billion at December 31, 2023. Total loans increased $749 million, or 13%, as strong loan production drove growth in nearly every loan category. Partially offsetting this growth was a decline of $111 million, or 8%, in the investment securities portfolio, as scheduled maturity and paydown activity was used to provide liquidity and fund substantial loan growth in lieu of redeployment into the investment securities portfolio.

Total liabilities increased $611 million, or 8%, to $7.92 billion at December 31, 2024 from $7.31 billion at December 31, 2023. The increase was attributed to a $496 million, or 7%, increase in total deposits and a $100 million increase in FHLB borrowings, which were both utilized in funding the previously mentioned loan growth.

Stockholders’ equity increased $82 million, or 10%, to $940 million at December 31, 2024 from $858 million at December 31, 2023, as net income of $114.5 million and a small improvement in AOCI was offset by $35.9 million of cash dividends declared in 2024. The improvement in AOCI was associated with changes in the interest rate environment and the corresponding impact on the valuation of the AFS debt securities portfolio and cash flow hedging derivatives. Further, a $2.5 million increase in retained earnings was recorded in relation to the adoption of ASU 2023-02 effective January 1, 2024.

Cash and Cash Equivalents

Cash and cash equivalents increased $25 million, or 9%, ending at $291 million at December 31, 2024 compared to $266 million at December 31, 2023. The increase was attributed mainly to a combination of liquidity provided by the investment securities portfolio and funding fluctuations.

Investment Securities

The primary purpose of the investment securities portfolio is to provide another source of interest income, as well as a tool for liquidity management. In managing the composition of the balance sheet, Bancorp seeks a balance between earnings sources, credit and liquidity considerations.

Investment securities decreased $111 million, or 8%, to $1.36 billion at December 31, 2024 compared to $1.47 billion at December 31, 2023, driven by scheduled maturity and pay down activity within the portfolio. Investment in the securities portfolio was minimal during 2024, with the exception of purchases made to meet collateral pledging requirements, as Bancorp elected to maintain higher levels of liquidity amidst substantial loan growth and deposit fluctuations during the year.

The maturity distribution (based on contractual maturity) and weighted average yields of the AFS and HTM investment security portfolios follow:

	AFS
			Due after one but		Due after five but
December 31, 2024	Due within one year		within five years		within ten years		Due after ten years
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Treasury and other U.S. Government obligations	$198,215	4.31%	$—	—%	$—	—%	$—	—%
Government sponsored enterprise obligations	735	2.32	7,964	1.32	14,418	2.45	61,041	4.52
MBS - government agencies	22	2.72	26,960	1.80	54,890	2.06	509,105	1.93
Obligations of states and political subdivisions	2,602	1.85	26,946	2.25	64,806	2.14	19,880	2.41
Other	—	—	—	—	2,530	3.30	—	—
	$201,574	4.27%	$61,870	1.93%	$136,644	2.16%	$590,026	2.21%

	HTM
			Due after one but		Due after five but
December 31, 2024	Due within one year		within five years		within ten years		Due after ten years
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Treasury and other U.S. Government obligations	$151,874	2.15%	$1,976	1.66%	$—	—%	$—	—%
Government sponsored enterprise obligations	—	—	662	2.50	24,260	2.66	473	5.05
MBS - government agencies	24	1.52	25,852	1.97	787	2.22	164,263	2.30
	$151,898	2.15%	$28,490	1.96%	$25,047	2.65%	$164,736	2.31%

Actual maturities for mortgage-backed securities may differ from contractual maturities due to prepayments on underlying collateral.

FHLB Stock

FHLB stock holdings increased $5 million to $22 million at December 31, 2024 compared to $16 million at December 31, 2023. The increase was driven by FHLB borrowing activity during 2024, as FHLB members are required to hold certain levels of FHLB stock in relation to the amount of their borrowings. Overnight borrowing activity increased during 2024, as a result of strong loan growth and deposit fluctuations. Bancorp’s FHLB stock holdings will fluctuate consistent with borrowing activity from period to period.

Loans

Total loans increased $749 million, or 13%, from December 31, 2023 to December 31, 2024. While the substantial loan growth experienced during 2024 was well-spread across loan categories, CRE , C&D and C&I lines of credit stood out, with growth of 15%, 17% and 26%, respectively.

Total line of credit utilization has experienced steady improvement throughout 2024, ending at 45.9% as of December 31, 2024, compared to 39.2% at December 31, 2023. Increased utilization has been experienced within the C&D and C&I portfolios specifically, the latter of which has improved to 33.7% at December 31, 2024 from 28.6% at December 31, 2023.

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

CRE represents the largest segment of Bancorp’s loan portfolio, totaling $2.84 billion, or 44%, of total loans as of December 31, 2024. While a combination of sustained higher interest rates and rising central business district vacancies across the country has created credit and collateral concerns within the CRE sector generally, Bancorp believes the quality of its CRE portfolio, and the overall loan portfolio, remains solid.

Office building exposure, which is a sub-segment of CRE and perceived to be of particular risk in the current environment, is a smaller component of Bancorp’s loan portfolio, totaling $580 million, or 9%, of total loans as of December 31, 2024. Approximately $242 million, or 42%, of Bancorp’s office building exposure is medical-related, which in management’s opinion presents reduced risk compared to other CRE uses. Approximately $306 million, or 53%, of the office building exposure is owner-occupied and is generally accompanied by a full commercial banking relationship. Bancorp’s office exposure is concentrated in Bancorp’s primary markets, with no exposure to large office towers and minimal exposure to central business districts, and continues to perform well with minimal substandard/non-accrual and past due loans as of December 31, 2024.

Bancorp occasionally enters into loan participation agreements with other banks to diversify credit risk. For certain participation loans sold, Bancorp has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their ownership share of the loan without permission from Bancorp. GAAP requires the participated portion of these loans to be recorded as secured borrowings. These participated loans are included in the C&I and CRE loan portfolio segments with a corresponding liability recorded in other liabilities. At December 31, 2024 and December 31, 2023, the total participated portion of loans of this nature totaled $2 million and $4 million, respectively.

The following table presents the maturity distribution and rate sensitivity of the loan portfolio at December 31, 2024:

	Maturity
December 31, 2024 (dollars in thousands)	Within one year	After one but within five years	After five but within fifteen years	After fifteen years	Total	% of Total

Commercial real estate - non-owner occupied
Fixed rate	$215,374	$849,198	$292,923	$101,624	$1,459,119	79%
Variable rate	118,656	196,468	61,692	-	376,816	21%
Total	$334,030	$1,045,666	$354,615	$101,624	$1,835,935	100%
Commercial real estate - owner-occupied
Fixed rate	$81,056	$474,452	$262,119	$53,445	$871,072	87%
Variable rate	22,598	36,973	67,662	4,548	131,781	13%
Total	$103,654	$511,425	$329,781	$57,993	$1,002,853	100%
Commercial and industrial - term
Fixed rate	$53,044	$363,504	$154,900	$2,226	$573,674	65%
Variable rate	80,401	138,377	91,759	188	310,725	35%
Total	$133,445	$501,881	$246,659	$2,414	$884,399	100%
Commercial and industrial - lines of credit
Fixed rate	$21,558	$26,615	$5,570	$-	$53,743	10%
Variable rate	330,308	83,861	86,343	-	500,512	90%
Total	$351,866	$110,476	$91,913	$-	$554,255	100%
Residential real estate - owner occupied
Fixed rate	$8,727	$31,820	$72,427	$671,281	$784,255	97%
Variable rate	865	776	2,363	16,821	20,825	3%
Total	$9,592	$32,596	$74,790	$688,102	$805,080	100%
Residential real estate - non-owner occupied
Fixed rate	$24,145	$197,526	$69,153	$86,500	$377,324	99%
Variable rate	2,501	1,456	1,463	-	5,420	1%
Total	$26,646	$198,982	$70,616	$86,500	$382,744	100%
Construction and land development
Fixed rate	$24,010	$78,169	$50,763	$8,894	$161,836	26%
Variable rate	107,506	247,384	105,238	1,041	461,169	74%
Total	$131,516	$325,553	$156,001	$9,935	$623,005	100%
Home equity lines of credit
Fixed rate	$-	$-	$-	$-	$-	0%
Variable rate	28,788	48,993	159,914	9,738	247,433	100%
Total	$28,788	$48,993	$159,914	$9,738	$247,433	100%
Consumer
Fixed rate	$5,926	$40,073	$20,458	$505	$66,962	46%
Variable rate	63,544	14,138	-	-	77,682	54%
Total	$69,470	$54,211	$20,458	$505	$144,644	100%

(continued)

(continued)	Maturity
December 31, 2024 (dollars in thousands)	Within one year	After one but within five years	After five but within fifteen years	After fifteen years	Total	% of Total
Leases
Fixed rate	$377	$13,145	$1,992	$-	$15,514	100%
Variable rate	-	-	-	-	-	0%
Total	$377	$13,145	$1,992	$-	$15,514	100%
Credit Cards
Fixed rate	$-	$-	$-	$-	$-	0%
Variable rate	24,540	-	-	-	24,540	100%
Total	$24,540	$-	$-	$-	$24,540	100%

Total Loans
Fixed rate	$434,217	$2,074,502	$930,305	$924,475	$4,363,499	67%
Variable rate	779,707	768,426	576,434	32,336	2,156,903	33%
Total	$1,213,924	$2,842,928	$1,506,739	$956,811	$6,520,402	100%

In the event Bancorp structures a loan with a maturity exceeding five years (typically CRE loans), an automatic rate adjustment will typically be set in place at five years from origination date to limit overall interest rate sensitivity.

Non-performing Loans and Assets

Information summarizing non-performing loans and assets follows:

December 31, (dollars in thousands)	2024	2023

Non-accrual loans	$21,727	$19,058
Modifications to borrowers experiencing financial difficulty	-	-
Loans past due 90 days or more and still accruing	487	110
Total non-performing loans	22,214	19,168
Other real estate owned	10	10
Total non-performing assets	$22,224	$19,178

Non-performing loans to total loans	0.34%	0.33%
Non-performing assets to total assets	0.25%	0.23%
ACL for loans to non-performing loans	391%	414%

Non-performing assets totaled $22 million at December 31, 2024 compared to $19 million at December 31, 2023. The increase over this period was attributed mainly to an increase in owner-occupied residential real estate notes placed on non-accrual status during the year.

In total, non-performing assets as of December 31, 2024 were comprised of 125 loans ranging in individual amounts up to $4.5 million and one residential real estate property held as OREO.

The following table presents the major classifications of non-accrual loans by portfolio class:

December 31, (in thousands)	2024	2023

Commercial real estate - non-owner occupied	$5,221	$8,649
Commercial real estate - owner occupied	1,231	885
Total commercial real estate	6,452	9,534

Commercial and industrial - term	4,903	4,456
Commercial and industrial - lines of credit	—	215
Total commercial and industrial	4,903	4,671

Residential real estate - owner occupied	7,168	3,667
Residential real estate - non-owner occupied	2,451	372
Total residential real estate	9,619	4,039

Construction and land development	311	—
Home equity lines of credit	70	467
Consumer	372	337
Leases	—	—
Credit cards	—	10
Total non-accrual loans	$21,727	$19,058

Loans are placed in a non-accrual income status when prospects for recovering both principal and accrued interest are considered doubtful or when a default of principal or interest has existed for 90 days or more, unless such a loan is well- secured and in the process of collection or renewal. Interest income recorded on non-accrual loans as principal payments totaled $624,000, $342,000, and $160,000 for 2024, 2023, and 2022. Interest income that would have been recorded if non-accrual loans were on a current basis in accordance with their original terms totaled $1.3 million, $1.5 million, and $1.1 million for 2024, 2023, and 2022.

In addition to non-performing loans discussed above, there were loans, which are accruing interest, for which payments were current or less than 90 days past due where borrowers are experiencing elevated financial difficulties. These substandard loans totaled approximately $60 million and $43 million at December 31, 2024 and 2023, respectively, the increase over the prior year being attributed to a number of C&I relationships being downgraded in 2024. These relationships are monitored closely for possible future reclassification as non-performing loans. Management believes it has adequately reflected credit exposure in these loans in its determination of the allowance.

During the years ended December 31, 2024 and 2023, there were no modifications made to loans for borrowers experiencing financial difficulty and there were no payment defaults of existing modified loans within 12 months following modification. Default is determined at 90 days or more past due, charge off, or foreclosure.

Delinquent Loans

Delinquent loans (consisting of all loans 30 days or more past due) totaled $32 million and $17 million at December 31, 2024 and December 31, 2023. Delinquent loans to total loans were 0.50% and 0.30% at December 31, 2024 and December 31, 2023, respectively. The increase in delinquent loans over this period was driven mainly by four larger and unrelated CRE and C&I relationships that were past due as of December 31, 2024, three of which were placed on non-accrual status and a general increase in past due owner-occupied residential real estate loans. Approximately $10 million of loans in delinquent status as of December 31, 2024 became current in early 2025, including $3 million of loans that fully paid off.

Classified Loans

Classified loans, which consist of loans defined as OAEM, substandard, substandard non-performing (including non-accrual loans discussed above) and doubtful, totaled $162 million and $96 million at December 31, 2024 and December 31, 2023. The increase over this period was driven mainly by loans classified as OAEM and substandard, which increased $63 million in total over this period.

Loans classified as OAEM have potential weaknesses requiring management’s heightened attention that may result in deterioration of repayment prospects on the loan or of Bancorp’s credit position at some future date. OAEM loans totaled $81 million and $34 million as of December 31, 2024 and December 31, 2023, respectively. The increase in OAEM loans experienced between December 31, 2023 and December 31, 2024 was driven by a small number of relationships that were downgraded to OAEM, with one C&I relationship representing $16 million of the increase. Further, approximately $9 million of notes classified as OAEM as of December 31, 2024 represent loans that were upgraded from the substandard classification during 2024. As of December 31, 2024, $81 million, or 99%, of loans classified as OAEM were current with their contractual payments.

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

Bancorp’s ACL for loans was $87 million as of December 31, 2024 compared to $79 million as of December 31, 2023. Provision expense for credit losses on loans of $8.8 million was recorded for the year December 31, 2024, driven mainly by strong loan growth, and to a much lesser extent, an improved unemployment forecast and other factors within the CECL model. Net charge offs of $1.2 million were recorded for the year ended December 31, 2024, serving to reduce the ACL for loans.

The ACL for loans calculation and resulting credit loss expense is significantly impacted by changes in forecasted economic conditions. Should the forecast for economic conditions change, Bancorp could experience further adjustments in its required ACL for loans credit loss expense.

The table below details net charge-offs to average loans outstanding by portfolio class:

	2024			2023			2022
(dollars in thousands) Years ended December 31,	Net (charge offs)/ recoveries	Average loans	Net (charge offs)/ recoveries to average loans	Net (charge offs)/ recoveries	Average loans	Net (charge offs)/ recoveries to average loans	Net (charge offs)/ recoveries	Average loans	Net (charge offs)/ recoveries to average loans

Commercial real estate - non-owner occupied	$19	$1,665,876	0.00%	$91	$1,465,305	0.01%	$-	$1,342,829	0.00%
Commercial real estate - owner occupied	93	945,055	0.01%	9	884,555	0.00%	172	782,185	0.02%
Total commercial real estate	112	2,610,931	0.00%	100	2,349,860	0.00%	172	2,125,014	0.01%

Commercial and industrial - term	(339)	864,658	-0.04%	(2,239)	796,039	-0.28%	559	692,214	0.08%
Commercial and industrial - term - PPP	-	3,496	0.00%	-	8,877	0.00%	-	52,704	0.00%
Commercial and industrial - lines of credit	(89)	484,266	-0.02%	(3,476)	444,244	-0.78%	(200)	417,254	-0.05%
Total commercial and industrial	(428)	1,352,420	-0.03%	(5,715)	1,249,160	-0.46%	359	1,162,172	0.03%

Residential real estate - owner occupied	(329)	752,566	-0.04%	2	649,431	0.00%	34	513,458	0.01%
Residential real estate - non-owner occupied	7	369,119	0.00%	2	334,660	0.00%	(5)	296,682	0.00%
Total residential real estate	(322)	1,121,685	-0.03%	4	984,091	0.00%	29	810,140	0.00%

Construction and land development	-	588,464	0.00%	-	458,572	0.00%	(72)	374,415	-0.02%
Home equity lines of credit	(100)	225,823	-0.04%	(12)	203,796	-0.01%	-	182,874	0.00%
Consumer	(300)	145,689	-0.21%	(379)	141,140	-0.27%	(442)	130,595	-0.34%
Leases	-	16,298	0.00%	-	13,934	0.00%	-	13,849	0.00%
Credit cards	(193)	24,472	-0.79%	(626)	22,312	-2.81%	(45)	20,065	-0.22%
Total	$(1,231)	$6,085,782	-0.02%	$(6,628)	$5,422,865	-0.12%	$1	$4,819,124	0.00%

The following table sets forth the ACL by portfolio class:

	December 31, 2024			December 31, 2023
(dollars in thousands)	Allocated Allowance	% of Total ACL for loans	ACL for loans to Total Loans	Allocated Allowance	% of Total ACL for loans	ACL for loans to Total Loans

Commercial real estate - non-owner occupied	$13,935	16%	0.76%	$22,133	28%	1.42%
Commercial real estate - owner occupied	10,192	12%	1.02%	11,667	15%	1.29%
Total commercial real estate	24,127	28%	0.85%	33,800	43%	1.37%

Commercial and industrial - term	21,284	25%	2.41%	14,359	18%	1.66%
Commercial and industrial - lines of credit	6,496	7%	1.17%	6,495	8%	1.48%
Total commercial and industrial	27,780	32%	1.93%	20,854	26%	1.60%

Residential real estate - owner occupied	14,468	17%	1.80%	9,316	12%	1.31%
Residential real estate - non-owner occupied	5,154	6%	1.35%	4,282	5%	1.19%
Total residential real estate	19,622	23%	1.65%	13,598	17%	1.27%

Construction and land development	10,981	13%	1.76%	7,593	10%	1.43%
Home equity lines of credit	1,277	1%	0.52%	1,660	2%	0.79%
Consumer	2,531	3%	1.75%	1,407	2%	0.97%
Leases	370	0%	2.38%	220	0%	1.42%
Credit cards	255	0%	1.04%	242	0%	1.02%
Total	$86,943	100%	1.33%	$79,374	100%	1.38%

The allocation of the ACL for loans amongst respective classes of the loan portfolio experienced a shift between December 31, 2023 and December 31, 2024, most notably within the CRE and C&I categories. This shift was driven by a thorough evaluation of the qualitative factors within the CECL methodology performed during the second quarter of 2024, which resulted in an increased allocation of the ACL to the C&I segment and a reduced allocation of the ACL to the CRE segment.

The larger qualitative allocation that had previously been assigned to the CRE portfolio stemmed from pandemic-era concerns surrounding certain concentrations within this segment and subsequent concerns related to the impact of rising interest rates. As the CRE portfolio has continued to perform well despite interest rate fluctuations, these original concerns have been alleviated. Further, there has been minimal charge-off activity within the CRE portfolio for several quarters and delinquent loans within the segment have trended downward. Considering all of these factors, management believes a lower qualitative allocation to the CRE portfolio was warranted.

Offsetting the reduced qualitative allocation for the CRE portfolio as of December 31, 2024 was an increased qualitative allocation for the C&I portfolio. C&I concerns were driven by both recent and long-term charge off activity being concentrated in this portfolio, increased specific reserves, and higher levels of OAEM and substandard loans within the C&I segment. Further, C&I customers have generally been more strained by current economic conditions and the dramatic increase in interest rates due to exposure to the variable rate structure of many C&I loans. As such, management believed a higher qualitative allocation to the C&I portfolio was warranted.

Selected ratios relating to the ACL on loans follow:

Years Ended December 31,	2024	2023	2022

Provision for credit losses on loans to average total loans	0.14%	0.23%	0.20%
Net (charge offs)/recoveries to average total loans	-0.02%	-0.12%	0.00%
ACL for loans to average loans	1.43%	1.46%	1.53%
ACL for loans to total loans	1.33%	1.38%	1.41%

While separate from the ACL for loans and recorded in other liabilities on the consolidated balance sheets, the ACL for off balance sheet credit exposures also experienced an increase between December 31, 2023 and December 31, 2024. Provision for credit loss expense for off balance sheet credit exposures of $925,000 was recorded for the year ended December 31, 2024, driven largely by an increase in expected future utilization within the C&D portfolio. The ACL for off balance sheet credit exposures totaled $6.8 million as of December 31, 2024.

Premises and Equipment

Premises and equipment are presented on the consolidated balance sheets net of related depreciation on the respective assets, as well as fair value adjustments associated with purchase accounting. Premises and equipment increased $12 million, or 11%, between December 31, 2023 and December 31, 2024, which was primarily the result of right-of-use lease asset additions. Bancorp’s branch network currently consists of 72 locations throughout Louisville, central, eastern and northern, Kentucky, as well as the Indianapolis, Indiana and Cincinnati, Ohio markets.

Premises held for sale totaling $2.3 million and $2.5 million was recorded on Bancorp’s consolidated balance sheets as of December 31, 2024 and December 31, 2023, which consists of three undeveloped parcels of land, a former administrative building and one former branch location.

BOLI

Bank-owned life insurance assets increased $2 million, or 3%, to $89 million at December 31, 2024, compared to $87 million at December 31, 2023, the increase being attributed to general appreciation of the cash surrender value experienced during the year.

Goodwill

At December 31, 2024 and December 31, 2023, Bancorp had $194 million in goodwill recorded on its balance sheet. Goodwill of $58 million and $123 million is attributed to the acquisitions of CB and KB in 2022 and 2021, respectively. Additionally, goodwill totaling $12 million and $682,000 is attributed to the acquisitions of KSB and Austin State Bank in 2019 and 1996, respectively. The acquisition of TBOC in 2013 resulted in a bargain purchase gain.

Events that could potentially trigger goodwill impairment include deterioration in economic conditions, a decline in market-dependent multiples or metrics (i.e. stock price declining below tangible book value), negative trends in overall financial performance and regulatory actions. At September 30, 2024, Bancorp performed its annual qualitative assessment to determine if it was more-likely-than-not that the fair value of the reporting units exceeded their carrying value, including goodwill. The qualitative assessment indicated that it was not more-likely-than-not that the carrying value of the reporting units exceeded their fair value.

Core Deposit and Customer List Intangibles

CDIs and CLIs arising from business acquisitions are initially measured at fair value and are then amortized on an accelerated method based on their useful lives. As of December 31, 2024 and December 31, 2023, Bancorp’s CDI assets totaled $9 million and $12 million, respectively. As of December 31, 2024 and December 31, 2023, Bancorp’s CLI assets totaled $7 million and $8 million, respectively, and were attributed entirely to the WM&T segment.

As of December 31, 2024, Bancorp did not incur any impairment with respect to its intangible assets or other long-lived assets.

Other Assets and Other Liabilities

Other assets increased $21 million, or 7%, to $309 million between December 31, 2023 and December 31, 2024. Other liabilities increased $12 million, or 5%, to $258 million over the same period. The increase in other assets stems mainly from market value changes in interest rate swap assets and recording additional tax credit investment assets. The increase in other liabilities was driven largely by right-of-use lease liability additions (the balance sheet offset of the previously mentioned right-of-use asset additions) and increases in various accruals, including compensation and employee benefit liabilities.

Deposits

Total deposits increased $496 million, or 7%, from December 31, 2023 to December 31, 2024. Interest bearing deposits increased $588 million, or 11%, outpacing the $92 million, or 6%, decrease in non-interest bearing deposits, as depositors continued shifting into higher-yielding alternatives in the current environment.

Bancorp continued to experience a shift in the deposit portfolio mix in 2024, as customers sought higher-yielding alternatives to low-rate or non-interest bearing deposits in the higher rate environment. As a result, the cost of interest-bearing deposits rose to 2.59% for the year ended December 31, 2024, compared to 1.77% for the same period of the prior year, with the cost of total deposits (including non-interest deposits) rising to 2.01% from 1.28%. While deposit costs placed pressure on NIM in 2024, they began to moderate in tandem with anticipated interest rate reductions from the FRB in the latter part of the year.

Average deposit balances and average rates paid on such deposits for the years indicated are summarized as follows:

	2024		2023		2022
Years Ended December 31, (dollars in thousands)	Average balance	Average rate	Average balance	Average rate	Average balance	Average rate

Non-interest bearing demand deposits	$1,504,844	—%	$1,763,157	—%	$2,053,213	—%
Interest bearing demand deposits	2,376,181	2.02	2,277,001	1.50	2,218,416	0.41
Savings deposits	426,615	0.28	483,245	0.27	538,971	0.12
Money market deposits	1,259,356	3.08	1,115,331	2.16	1,140,025	0.46
Time deposits	1,091,037	4.17	732,998	2.99	487,981	0.27

Total average deposits	$6,658,033		$6,371,732		$6,438,606

The maturity distribution of time deposits exceeding FDIC insurance limits and the uninsured portion of those time deposits as of December 31, 2024 follows:

(in thousands)	Time Deposits Over FDIC Insurance Limits	Uninsured Portion of Time Deposits Exceeding FDIC Insurance Limits

Three months or less	$93,112	$42,112
Over three through six months	132,290	48,290
Over six through 12 months	84,568	38,068
Over 12 months	55,054	37,054
Total	$365,024	$165,524

As of December 31, 2024 and 2023, Bancorp estimates that approximately $3.2 billion and $3.0 billion of its deposit portfolio was uninsured, respectively. The uninsured amounts are estimates based on methodologies and assumptions used by Bancorp in accordance with regulatory reporting requirements. Included in these totals are certain public fund and other deposits for which Bancorp pledges investment securities as collateral. In conjunction with FDIC insurance, the pledged collateral effectively guarantees the full amount of these deposits, which totaled $852 million and $800 million as of December 31, 2024 and 2023.

Bancorp is a commercial bank, and as a result, is dependent on large commercial deposit relationships as a primary funding source. While this dependance drives an uninsured deposit ratio that may be higher than some of Bancorp’s similarly-sized peers, the majority of these deposits are considered to be core funds, as they represent long-standing, full-service relationships and are a testament to Bancorp’s commitment to partner with business customers by providing exemplary service and competitive products. Bancorp monitors and evaluates this primary funding source frequently and maintains numerous secondary funding sources as part of a multifaceted contingency funding plan.

Securities Sold Under Agreement to Repurchase

SSUAR represent a funding source of Bancorp and are used by commercial customers in conjunction with collateralized corporate cash management accounts. Such repurchase agreements are considered financing agreements and mature within one business day from the transaction date. At December 31, 2024 and 2023, all of these financing arrangements had overnight maturities and were secured by government sponsored enterprise obligations and government agency mortgage-backed securities that were owned and controlled by Bancorp.

SSUARs are collateralized by securities and are treated as financings; accordingly, the securities involved with the agreements are recorded as assets and are held by a safekeeping agent and the obligations to repurchase the securities are reflected as liabilities. All securities underlying the agreements are under the Bancorp’s control.

SSUARs increased $10 million, or 7%, between December 31, 2023 and December 31, 2024.

Federal Funds Purchased and Other Short-Term Borrowing

FFP and other short-term borrowing balances decreased $6 million between December 31, 2023 and December 31, 2024. At December 31, 2024, FFP related mainly to excess liquidity held by downstream correspondent bank customers of Bancorp.

Subordinated debentures

As a result of the CB acquisition, Bancorp became the 100% successor owner of the following unconsolidated trust subsidiaries: Commonwealth Statutory Trust III, Commonwealth Statutory Trust IV and Commonwealth Statutory Trust V. The sole assets of the trust subsidiaries represent the proceeds of offerings loaned in exchange for subordinated debentures with similar terms to the TPS. The TPS are treated as part of Tier 1 Capital. The subordinated note and related interest expense are included in Bancorp’s consolidated financial statements. The subordinated notes are currently redeemable at Bancorp’s option on a quarterly basis. As of December 31, 2024, subordinated notes added through the CB acquisition totaled $27 million.

FHLB advances

FHLB advances outstanding at December 31, 2024 and December 31, 2023 totaled $300 million and $200 million, respectively. Total advances at December 31, 2024 consisted of a $300 million three-month rolling advance related to four separate interest rate swaps (cash flow hedges) entered into in an effort to secure longer-term funding at more attractive rates. At December 31, 2023, total advances consisted of a $200 million three-month rolling advance related to three separate interest rate swaps (cash flow hedges). For more information related to the interest rate swaps noted above, see the footnote titled, “Derivative Financial Instruments.”

While there were no overnight advances outstanding as of December 31, 2024, overnight advances were utilized more frequently during 2024, consistent with substantial loan growth and deposit fluctuations. The increased activity is reflected in average total FHLB advances for 2024, which experienced an $89 million, or 32%, increase over the prior year.

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

Bancorp’s most liquid assets are comprised of cash and due from banks, FFS and AFS debt securities. FFS and interest bearing deposits totaled $212 million and $171 million at December 31, 2024 and December 31, 2023, respectively. FFS normally have overnight maturities while interest-bearing deposits in banks are accessible on demand. These investments are used for general daily liquidity purposes.

The fair value of the AFS debt security portfolio was $990 million and $1.03 billion at December 31, 2024 and December 31, 2023, respectively. The decrease in AFS debt security portfolio during 2024 was attributed to scheduled maturities, mainly within the treasury portfolio, and normal pay down activity, offset slightly by market value appreciation during the period. The investment portfolio (HTM and AFS) includes total cash flows on amortizing debt securities of approximately $515 million (based on assumed prepayment speeds as of December 31, 2024) expected over the next 12 months, including $353 million of contractual maturities. Combined with FFS and interest bearing deposits from banks, AFS debt securities offer substantial resources to meet either loan growth or reductions in Bancorp’s deposit funding base.

Bancorp pledges portions of its investment securities portfolio to secure public funds, cash balances of certain WM&T accounts and SSUAR. At December 31, 2024, the total carrying value of investment securities pledged for these purposes comprised 63% of the debt securities portfolio, leaving approximately $508 million of unpledged debt securities, compared to 67% and $480 million at December 31, 2023.

Bancorp’s deposit base consists mainly of core deposits, which are defined as demand, savings, and money market deposit accounts, time deposits less than or equal to $250,000, and excludes public funds and brokered deposits. At December 31, 2024, such deposits totaled $6.14 billion and represented 86% of Bancorp’s total deposits, as compared with $5.78 billion, or 87% of total deposits at December 31, 2023. Because core deposits are less volatile and are often tied to other products of Bancorp through long lasting relationships, they normally do not place undue pressure on liquidity. However, deposits may generally be more sensitive to market rates, with potential decreases possibly straining Bancorp’s liquidity position.

As of December 31, 2024, Bancorp held no brokered deposits. Bancorp held brokered deposits totaling $597,000 as of December 31, 2023.

Included in total deposit balances at December 31, 2024 are $663 million in public funds generally comprised of accounts with local government agencies and public school districts in the markets in which Bancorp operates. At December 31, 2023, public funds deposits totaled $613 million.

Bancorp is a member of the FHLB of Cincinnati. As a member of the FHLB, Bancorp has access to credit products of the FHLB. Bancorp views these borrowings as a potential low cost alternative to brokered deposits. At December 31, 2024 and December 31, 2023, available credit from the FHLB totaled $1.25 billion and $1.33 billion, respectively, the decline during this period being attributed to increased utilization of FHLB borrowings. Bancorp also had unsecured FFP lines with correspondent banks totaling $80 million at both December 31, 2024 and December 31, 2023, respectively.

During the normal course of business, Bancorp enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through Bancorp’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of Bancorp’s liquidity.

Bancorp’s principal source of cash is dividends paid to it as the sole shareholder of the Bank. As discussed in the footnote titled “Commitments and Contingent Liabilities,” as of January 1st of any year, the Bank may pay dividends in an amount equal to the Bank’s net income of the prior two years less any dividends paid for the same two years. At December 31, 2024, the Bank could pay an amount equal to $209 million in dividends to Bancorp without regulatory approval subject to ongoing capital requirements of the Bank.

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

Bancorp provides customers with off-balance sheet credit support through loan commitments and standby letters of credit. Unused loan commitments decreased $18 million, or less than 1%, as of December 31, 2024 compared to December 31, 2023, consistent with the strong increase in line utilization experienced during the year, which reduced availability.

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

Additional detail regarding credit-related financial instruments, including both commitments to extend credit and letters of credit at December 31, 2024 are as follows:

	Amount of commitment expiration per period
	Less than	One-three	Three-five	Over five
(in thousands)	one year	years	years	years	Total

Unused loan commitments	$1,220,110	$464,603	$301,123	$421,934	$2,407,770
Standby letters of credit	28,370	2,102	—	—	30,472

The ACL for off balance sheet credit exposures, which is separate from the ACL for loans and recorded in other liabilities on the consolidated balance sheets, was $6.8 million and $5.9 million as of December 31, 2024 and December 31, 2023, respectively. Provision expense for off balance sheet credit exposures of $925,000 was recorded for the year ended December 31, 2024, driven largely by an increase in expected future utilization within the C&D portfolio. Provision expense for off balance sheet credit exposures of $1.3 million was recorded for the year ended December 31, 2023.

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

Required payments under such commitments at December 31, 2024 are as follows:

	Payments due by period
	Less than	One-three	Three-five	Over five
(in thousands)	one year	years	years	years	Total

Time deposit maturities	$1,056,522	$170,943	$10,323	$-	$1,237,788
FHLB advances	300,000	—	—	—	300,000
Tax credit partnership contributions	81,632	57,505	2,093	6,008	147,238
Subordinated debentures	—	—	—	26,000	26,000
Operating leases (1)	3,955	7,750	7,718	19,120	38,543
Defined benefit retirement plan	219	438	438	1,964	3,059
Other (2)	1,021	1,312	1,352	343	4,028

(1)	Includes assumed lease renewals.
(2)	Consists primarily of contractual requirements relating to community sponsorships.

See the footnote titled “Commitments and Contingent Liabilities” for additional detail regarding commitments.

Capital

Information pertaining to Bancorp’s capital balances and select ratios follow:

Years ended December 31, (dollars in thousands, except per share data)	2024	2023	2022

Stockholders’ equity	$940,476	$858,103	$760,432
Dividends per share	$1.22	$1.18	$1.14
Dividend payout ratio, based on basic EPS	31.20%	31.98%	35.19%
Annual dividend yield	1.70%	2.29%	1.75%

At December 31, 2024, stockholders’ equity totaled $940 million, representing an increase of $82 million, or 10%, compared to December 31, 2023, as net income of $114.5 million and a small improvement in AOCI was offset by $35.9 million of dividends declared during 2024. The improvement in AOCI was associated with changes in the interest rate environment and the corresponding impact on the valuation of the AFS debt securities portfolio and cash flow hedging derivatives. Further, a $2.5 million increase in retained earnings was recorded in relation to the adoption of ASU 2023-02 effective January 1, 2024. See the “Consolidated Statement of Changes in Stockholders’ Equity” for further detail of changes in equity.

Bancorp’s TCE ratio and tangible book value per share, both non-GAAP disclosures, experienced improvement between December 31, 2023 and December 31, 2024, which stemmed largely from recording net income of $114.5 million. TCE was 8.44% at December 31, 2024 compared to 8.09% at December 31, 2023, while tangible book value per share was $24.82 at December 31, 2024, compared to $21.95 at December 31, 2023. See the section titled “Non-GAAP Financial Measures” for reconcilement of non-GAAP to GAAP measures.

In May 2023, Bancorp’s Board of Directors extended its share repurchase program authorizing the repurchase of up to 1 million shares, or approximately 4% of Bancorp’s total common shares outstanding at the time. The plan, which will expire in May 2025 unless otherwise extended or completed at an earlier date, does not obligate Bancorp to repurchase any specific dollar amount or number of shares prior to the plan’s expiration. No shares were repurchased in 2023, nor 2024, as Bancorp continues to prioritize capital preservation and liquidity management. As of December 31, 2024, approximately 741,000 shares remain eligible for repurchase under the current repurchase plan.

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

Capital ratios as of December 31, 2024 increased compared December 31, 2023, as a result of strong operating results, which served to offset substantial risk-weighted asset growth from the loan portfolio. Bancorp continues to exceed the regulatory requirements for all calculations. Bancorp and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB and the FDIC, in addition to the capital conservation buffer.

Banking regulators have categorized the Bank as well-capitalized. To meet the definition of well-capitalized for prompt corrective action requirements, a bank must have a minimum 6.5% Common Equity Tier 1 Risk-Based Capital ratio, 8.0% Tier 1 Risk-Based Capital ratio, 10.0% Total Risk-Based Capital ratio and 5.0% Tier 1 Leverage ratio.

Additionally, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, Bancorp and the Bank must hold a 2.5% capital conservation buffer composed of Common Equity Tier 1 Risk-Based Capital above the minimum risk-based capital requirements for the Common Equity Tier 1 Risk-Based Capital ratio, Tier 1 Risk-Based Capital ratio and Total Risk-Based Capital ratio necessary to be considered adequately-capitalized. At December 31, 2024, the adequately-capitalized minimums, including the capital conservation buffer, were a 7.0% Common Equity Tier 1 Risk-Based Capital ratio, 8.5% Tier 1 Risk-Based Capital ratio and 10.5% Total Risk-Based Capital ratio. Bancorp exceeded these levels as of December 31, 2024 and 2023.

As a result of the CB acquisition, Bancorp became the 100% successor owner of the following unconsolidated trust subsidiaries: Commonwealth Statutory Trust III, Commonwealth Statutory Trust IV and Commonwealth Statutory Trust V. The sole assets of the trust subsidiaries represent the proceeds of offerings loaned in exchange for subordinated debentures with similar terms to the TPS. The TPS are treated as part of Tier 1 Capital. The subordinated note and related interest expense are included in Bancorp’s consolidated financial statements. The subordinated notes are currently redeemable at Bancorp’s option on a quarterly basis. As of December 31, 2024, subordinated notes totaled $27 million.

As permitted by the interim final rule issued on March 27, 2020 by the federal banking regulatory agencies, Bancorp elected the option to delay the estimated impact on regulatory capital related to the adoption of ASC 326 “Financial Instruments – Credit Losses,” or CECL, which was effective January 1, 2020. The initial impact of adoption of ASC 326, as well as 25% of the quarterly increases in the ACL subsequent to adoption of ASC 326 (collectively the “transition adjustments”) were delayed for two years. After two years, the cumulative amount of the transition adjustments became fixed and will be phased out of the regulatory capital calculations evenly over a three-year period, with 75% recognized in year three, 50% recognized in year four and 25% recognized in year five. After five years, the temporary regulatory capital benefits are fully reversed. 2024 represented the fifth and final year of the transition period for Bancorp. Had Bancorp not elected to defer the regulatory capital impact of CECL, the post ASC 326 adoption capital ratios of Bancorp and the Bank would still have exceeded the well-capitalized level.

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

Interest rate swaps are valued using primarily Level 2 inputs. Fair value measurements generally based on benchmark forward yield curves and other relevant observable market data. For purposes of potential valuation adjustments to derivative positions, Bancorp evaluates the credit risk of its counterparties as well as its own credit risk. To date, Bancorp has not realized any losses due to a counterparty’s inability to perform and the change in value of derivative assets and liabilities attributable to credit risk was not significant during 2024, 2023 and 2022.

MSRs, carried in other assets and recorded at fair value upon capitalization, are amortized to correspond with estimated servicing income and are periodically assessed for impairment based on fair value at the reporting date. Fair value is based on a valuation model that calculates the present value of estimated net servicing income. The model incorporates assumptions that market participants would use in estimating future net servicing income. These measurements are classified as Level 3. At December 31, 2024 and 2023, there was no valuation allowance for MSRs, as fair value exceeded carrying value.

Loans considered to be collateral dependent are measured for impairment and, if indicated, a specific allocation is established based on the value of underlying collateral. Collateral dependent loans include non-accrual loans, individually analyzed PCD loans and loans modified for borrowers experiencing financial difficulty. For collateral dependent loans, fair value amounts represent only those loans with specific valuation allowances established or adjusted and loans charged down to their carrying value during the period. At December 31, 2024 and December 31, 2023, the carrying value of collateral dependent loans measured at fair value on a non-recurring basis was $12 million and $14 million, respectively. These measurements are classified as Level 3.

OREO, which is carried in other assets at the lower of cost or fair value, is periodically assessed for impairment based on fair value at the reporting date. Fair value is commonly based on recent real estate appraisals or valuations performed by internal or external parties which use judgments and assumptions that are property-specific and sensitive to changes in the overall economic environment. Appraisals may be further discounted based on management’s judgement and/or changes in market conditions from the date of the most recent appraisal. Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3. OREO is equal to the carrying value of only parcels of OREO for which carrying value equals appraised value. If a parcel of OREO has a carrying value below its appraised value, it is not considered to be carried at fair value. The losses represent write-downs which occurred during the period indicated. At both December 31, 2024 and 2023, the carrying value of OREO totaled $10,000.

See the footnote titled “Assets and Liabilities Measured and Reported at Fair Value,” for additional detail regarding fair value measurements.

Non-GAAP Financial Measures

The following table provides a reconciliation of total stockholders’ equity in accordance with GAAP to tangible stockholders’ equity (“TCE”), a non-GAAP disclosure. Bancorp provides the TCE per share, a non-GAAP measure, in addition to those defined by banking regulators, based on its widespread use by investors as a means to evaluate capital adequacy:

December 31, (dollars and shares in thousands, except per share data)	2024	2023

Total stockholders' equity - GAAP (a)	$940,476	$858,103
Less: Goodwill	(194,074)	(194,074)
Less: Core deposit and other intangibles	(15,818)	(20,304)
Tangible common equity - Non-GAAP (c)	$730,584	$643,725

Total assets - GAAP (b)	$8,863,419	$8,170,102
Less: Goodwill	(194,074)	(194,074)
Less: Core deposit and other intangibles	(15,818)	(20,304)
Tangible assets - Non-GAAP (d)	$8,653,527	$7,955,724

Total stockholders' equity to total assets - GAAP (a/b)	10.61%	10.50%
Tangible common equity to tangible assets - Non-GAAP (c/d)	8.44%	8.09%

Total shares outstanding (e)	29,431	29,329

Book value per share - GAAP (a/e)	$31.96	$29.26
Tangible common equity per share - Non-GAAP (c/e)	24.82	21.95

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

Years ended December 31, (dollars in thousands)	2024	2023	2022
Total non-interest expenses (a)	$198,179	$187,829	$191,791
Less: Merger expenses	—	—	(19,500)
Less: Loss on disposition of LFA	—	—	(870)
Less: Amortization of investments in tax credit partnerships	—	(1,294)	(353)
Total non-interest expenses - Non-GAAP (c)	$198,179	$186,535	$171,068

Total net interest income, FTE	$257,400	$247,869	$234,267
Total non-interest income	95,230	92,220	89,149
Total revenue - Non-GAAP (b)	352,630	340,089	323,416
Less: (Gain)/loss on sale of premises and equipment	100	30	(4,341)
Less: Loss on sale of securities	—	44	—
Total adjusted revenue - Non-GAAP (d)	$352,730	$340,163	$319,075

Efficiency ratio - Non-GAAP (a/b)	56.20%	55.23%	59.30%
Adjusted efficiency ratio - Non-GAAP (c/d)	56.18%	54.84%	53.61%

Interest income on a FTE basis includes the additional amount of interest income that would have been earned if investments in certain tax-exempt interest earning assets had been made in assets subject to federal, state and local taxes yielding the same after-tax income. Interest income, yields and ratios on a FTE basis are considered non-GAAP financial measures. Management believes net interest income on a FTE basis provides an insightful picture of the interest margin for comparison purposes. The FTE basis also allows management to assess the comparability of revenue arising from both taxable and tax-exempt sources. The FTE basis assumes a federal corporate income tax rate of 21%.

Years ended December 31, (dollars in thousands)	2024	2023	2022
Total interest income - GAAP (a)	$412,879	$346,696	$251,652
FTE adjustment for tax-exempt loans	244	344	532
FTE adjustment for tax-exempt securities	116	193	352
Total interest income, FTE - Non-GAAP (b)	$413,239	$347,233	$252,536

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Information required by this item is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

Item 8.	Financial Statements and Supplementary Data.

The following consolidated financial statements of Bancorp, and reports of independent registered public accounting firms and management are included below:

Consolidated Balance Sheets - December 31, 2024 and 2023

Consolidated Statements of Income - years ended December 31, 2024, 2023 and 2022

Consolidated Statements of Comprehensive Income (Loss) - years ended December 31, 2024, 2023 and 2022

Consolidated Statements of Changes in Stockholders’ Equity - years ended December 31, 2024, 2023 and 2022

Consolidated Statements of Cash Flows - years ended December 31, 2024, 2023 and 2022

Footnotes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm (Forvis Mazars, LLP, Indianapolis, Indiana, PCAOB ID 686)

Management’s Report on Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2024	2023
Assets
Cash and due from banks	$78,925	$94,466
Federal funds sold and interest bearing due from banks	212,095	171,493
Total cash and cash equivalents	291,020	265,959

Mortgage loans held for sale, at fair value	6,286	6,056
Available for sale debt securities (amortized cost of $1,114,961 in 2024 and $1,154,153 in 2023, respectively)	990,114	1,031,179
Held to maturity debt securities (fair value of $341,357 in 2024 and $408,519 in 2023, respectively)	370,171	439,837
Federal Home Loan Bank stock, at cost	21,603	16,236
Loans	6,520,402	5,771,038
Allowance for credit losses on loans	(86,943)	(79,374)
Net loans	6,433,459	5,691,664

Premises and equipment, net	112,736	101,174
Premises held for sale	2,321	2,502
Bank owned life insurance	89,370	86,927
Accrued interest receivable	27,697	26,830
Goodwill	194,074	194,074
Core deposit intangible	8,978	11,944
Customer list intangible	6,840	8,360
Other assets	308,750	287,360
Total assets	$8,863,419	$8,170,102

Liabilities
Deposits:
Non-interest bearing	$1,456,138	$1,548,624
Interest bearing	5,710,263	5,122,124
Total deposits	7,166,401	6,670,748

Securities sold under agreements to repurchase	162,967	152,991
Federal funds purchased	6,525	12,852
Subordinated debentures	26,806	26,740
Federal Home Loan Bank advances	300,000	200,000
Accrued interest payable	1,912	2,094
Other liabilities	258,332	246,574
Total liabilities	7,922,943	7,311,999

Commitments and contingent liabilities (Footnote 20)

Stockholders’ equity
Preferred stock, no par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value. Authorized 40,000,000 shares; issued and outstanding 29,431,000 and 29,329,000 shares in 2024 and 2023, respectively	58,939	58,602
Additional paid-in capital	395,081	385,955
Retained earnings	577,607	506,344
Accumulated other comprehensive loss	(91,151)	(92,798)
Total stockholders’ equity	940,476	858,103
Total liabilities and equity	$8,863,419	$8,170,102

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, (in thousands, except per share data)

	2024	2023	2022
Interest income:
Loans, including fees	$369,362	$302,044	$216,138
Federal funds sold and interest bearing due from banks	9,256	8,411	6,018
Mortgage loans held for sale	232	211	190
Federal Home Loan Bank stock	2,306	1,560	505
Investment securities:
Taxable	29,896	32,706	27,302
Tax-exempt	1,827	1,764	1,499
Total interest income	412,879	346,696	251,652
Interest expense:
Deposits	133,541	81,585	16,412
Securities sold under agreements to repurchase	3,432	2,087	567
Federal funds purchased and other short-term borrowing	471	689	154
Federal Home Loan Bank advances	16,444	12,768	12
Subordinated debentures	1,951	2,235	1,124
Total interest expense	155,839	99,364	18,269
Net interest income	257,040	247,332	233,383
Provision for credit losses	9,725	13,796	10,257
Net interest income after provision expense	247,315	233,536	223,126
Non-interest income:
Wealth management and trust services	42,843	39,802	36,111
Deposit service charges	8,906	8,866	8,286
Debit and credit card income	20,082	19,438	18,623
Treasury management fees	11,064	10,033	8,590
Mortgage banking income	3,858	3,705	3,210
Loss on sale of securities AFS debt securities	—	(44)	—
Net investment product sales commissions and fees	3,571	3,205	3,063
Bank owned life insurance	2,443	2,253	1,597
Gain (loss) on sale of premises and equipment	(100)	(30)	4,341
Other	2,563	4,992	5,328
Total non-interest income	95,230	92,220	89,149
Non-interest expenses:
Compensation	100,842	91,876	86,640
Employee benefits	20,268	18,451	16,568
Net occupancy and equipment	15,193	16,384	14,298
Technology and communication	19,207	17,318	14,897
Debit and credit card processing	7,262	6,481	5,909
Marketing and business development	6,924	5,990	5,005
Postage, printing and supplies	3,645	3,604	3,354
Legal and professional	4,111	3,958	2,943
FDIC insurance	4,539	3,911	2,758
Capital and deposit based taxes	2,781	2,476	2,621
Intangible amortization	4,485	4,686	5,544
Amortization of investments in tax credit partnerships	—	1,294	353
Merger expenses	—	—	19,500
Loss on disposition of LFA	—	—	870
Other	8,922	11,400	10,531
Total non-interest expenses	198,179	187,829	191,791
Income before income tax expense	144,366	137,927	120,484
Income tax expense	29,827	30,179	27,190
Net income	114,539	107,748	93,294
Less net income attributed to non-controlling interest	—	—	322
Net income available to stockholders	$114,539	$107,748	$92,972
Net income per share - basic	$3.91	$3.69	$3.24
Net income per share - diluted	$3.89	$3.67	$3.21
Weighted average outstanding shares:
Basic	29,288	29,212	28,672
Diluted	29,421	29,343	28,922

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, (in thousands)

	2024	2023	2022
Net income	$114,539	$107,748	$93,294
Other comprehensive income (loss):
Change in unrealized gain (loss) on AFS debt securities	(1,873)	30,342	(143,314)
Reclassification adjustment for loss realized on AFS debt securities	—	44	—
Change in fair value of derivatives used in cash flow hedge	4,085	(70)	—
Minimum pension liability adjustment	77	(237)	521
Total other comprehensive income (loss) before income tax effect	2,289	30,079	(142,793)
Tax effect	642	7,341	(35,197)
Total other comprehensive income (loss), net of tax	1,647	22,738	(107,596)
Comprehensive income (loss)	116,186	130,486	(14,302)
Less comprehensive income attributed to non-controlling interest	—	—	322
Comprehensive income (loss) available to stockholders	$116,186	$130,486	$(14,624)

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years Ended December 31, 2024, 2023 and 2022
					Accumulated
	Common stock		Additional		other	Total
	Shares		paid-in	Retained	comprehensive	stockholders'	Non-controlling	Total
	outstanding	Amount	capital	earnings	income (loss)	equity	interest	equity

Balance, January 1, 2022	26,596	$49,501	$243,107	$391,201	$(7,940)	$675,869	$-	$675,869
2022 Activity:
Net income	—	—	—	92,972	—	92,972	322	93,294
Other comprehensive loss	—	—	—	—	(107,596)	(107,596)	—	(107,596)
Stock compensation expense	—	—	4,394	—	—	4,394	—	4,394
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations	109	349	5,964	(11,119)	—	(4,806)	—	(4,806)
Stock issued for CB acquisition	2,564	8,539	125,286	—	—	133,825	—	133,825
Non-controlling interest of acquired entity	—	—	—	—	—	—	3,094	3,094
Cash dividends declared, $1.14 per share	—	—	—	(33,311)	—	(33,311)	—	(33,311)
Shares cancelled	(10)	(22)	(276)	298	—	—	—	—
Distributions to non-controlling interest	—	—	—	—	—	—	(322)	(322)
Disposition of non-controlling interest	—	—	(772)	(143)	—	(915)	(3,094)	(4,009)
Balance, December 31, 2022	29,259	$58,367	$377,703	$439,898	$(115,536)	$760,432	$-	$760,432

Balance, January 1, 2023	29,259	$58,367	$377,703	$439,898	$(115,536)	$760,432	$-	$760,432
2023 Activity:
Net income	—	—	—	107,748	—	107,748	—	107,748
Other comprehensive income	—	—	—	—	22,738	22,738	—	22,738
Stock compensation expense	—	—	4,464	—	—	4,464	—	4,464
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations	73	244	3,924	(6,863)	—	(2,695)	—	(2,695)
Cash dividends declared, $1.18 per share	—	—	—	(34,584)	—	(34,584)	—	(34,584)
Shares cancelled	(3)	(9)	(136)	145	—	—	—	—
Balance, December 31, 2023	29,329	$58,602	$385,955	$506,344	$(92,798)	$858,103	$-	$858,103

Balance, January 1, 2024	29,329	$58,602	$385,955	$506,344	$(92,798)	$858,103	$-	$858,103
2024 Activity:
Net income	—	—	—	114,539	—	114,539	—	114,539
Other comprehensive income	—	—	—	—	1,647	1,647	—	1,647
Stock compensation expense	—	—	3,773	—	—	3,773	—	3,773
Reclassification adjustment - ASU 2023-02	—	—	—	2,482	—	2,482	—	2,482
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations	110	367	5,801	(10,385)	—	(4,217)	—	(4,217)
Cash dividends declared, $1.22 per share	—	—	—	(35,851)	—	(35,851)	—	(35,851)
Shares cancelled	(8)	(30)	(448)	478	—	-	—	-
Balance, December 31, 2024	29,431	$58,939	$395,081	$577,607	$(91,151)	$940,476	$-	$940,476

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, (in thousands)

	2024	2023	2022
Cash flows from operating activities:
Net income	$114,539	$107,748	$93,294
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	9,725	13,796	10,257
Depreciation, amortization and accretion, net	13,354	21,939	20,658
Deferred income tax expense (benefit)	(3,116)	(435)	1,823
Gain on sale of mortgage loans held for sale	(2,431)	(1,690)	(521)
Origination of mortgage loans held for sale	(114,773)	(105,912)	(135,045)
Proceeds from sale of mortgage loans held for sale	116,974	104,152	145,133
Bank owned life insurance income	(2,443)	(2,253)	(1,597)
(Gain)/loss on the sale of premises and equipment	100	30	(4,341)
Loss on sale of available for sale debt securities	—	44	—
(Gain)/loss on the sale of other real estate owned	—	43	(46)
Loss on disposition of LFA	—	—	870
Stock compensation expense	3,773	4,464	4,394
Excess tax benefit from share-based compensation arrangements	(1,228)	(644)	(1,713)
Net change in accrued interest receivable and other assets	(1,337)	(3,941)	(14,165)
Net change in accrued interest payable and other liabilities	9,731	(30,638)	(10,259)
Net cash provided by operating activities	142,868	106,703	108,742
Cash flows from investing activities:
Purchases of available for sale debt securities	(396,656)	(6,025)	(196,488)
Proceeds from sales of available for sale debt securities	—	2,412	—
Proceeds from sales of acquired available for sale debt securities	—	—	2,111
Proceeds from maturities and paydowns of available for sale debt securities	434,765	144,449	169,499
Purchases of held to maturity debt securities	—	—	(459,183)
Proceeds from maturities and paydowns of held to maturity debt securities	70,044	33,632	145,902
Purchase of bank owned life insurance	—	—	(30,000)
Purchases of FHLB stock	(33,711)	(28,800)	—
Proceeds from redemption of FHLB stock	28,344	23,492	2,883
Proceeds from the disposition of LFA	—	—	4,993
Net change in non-PPP loans	(740,333)	(587,873)	(423,622)
Net change in PPP loans	1,647	14,274	122,141
Purchase of loans from broker	—	—	(82,074)
Purchases of premises and equipment	(9,848)	(7,731)	(18,441)
Proceeds from sale or disposal of premises and equipment	223	1,732	24,732
Other investment activities	(31,532)	(14,235)	(3,502)
Proceeds from sales of other real estate owned	—	624	7,168
Cash for acquisition, net of cash acquired	—	—	349,456
Net cash used in investing activities	(677,057)	(424,049)	(384,425)
Cash flows from financing activities:
Net change in deposits	495,653	279,496	(515,669)
Net change in securities sold under agreements to repurchase and federal funds purchased	3,649	23,712	(9,929)
Proceeds from FHLB advances	1,000,000	950,000	50,000
Repayments of FHLB advances	(900,000)	(800,000)	—
Repayment of acquired line of credit	—	—	(3,200)
Repurchase of common stock	(4,217)	(2,695)	(4,806)
Cash disbursements to non-controlling interest	—	—	(322)
Disposition of LFA	—	—	(915)
Cash dividends paid	(35,835)	(34,575)	(33,301)
Net cash provided by (used in) financing activities	559,250	415,938	(518,142)
Net change in cash and cash equivalents	25,061	98,592	(793,825)
Beginning cash and cash equivalents	265,959	167,367	961,192
Ending cash and cash equivalents	$291,020	$265,959	$167,367

(continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Years Ended December 31, (in thousands)

	2024	2023	2022
Supplemental cash flow information:
Interest paid	$156,021	$97,930	$17,909
Income tax paid, net of refunds	19,428	35,330	20,892
Cash paid for operating lease liabilities	4,672	4,063	3,833

Supplemental non-cash activity:
Change in unfunded commitments in tax credit investments	$19,012	$165,435	$6,517
Due to broker	10,447		22,245
Dividends payable to stockholders	255	239	230
Premises and equipment transferred to premises held for sale	—	871	21,662
Loans transferred to OREO	—	—	587

Liabilities assumed in conjunction with acquisitions:
Fair value of assets acquired	$-	$-	$1,403,509

Cash paid in acquisition	—	—	30,994
Common stock issued in acquisition	—	—	133,825
Non-controlling interest of acquired entity	—	—	3,094
Total consideration paid	—	—	167,913
Liabilities assumed	$-	$-	$1,235,596

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

Bancorp is divided into two reportable segments: Commercial Banking and WM&T:

Commercial Banking provides a full range of loan and deposit products to individual consumers and businesses in all its markets through retail lending, mortgage banking, deposit services, online banking, mobile banking, private banking, commercial lending, commercial real estate lending, leasing, treasury management services, merchant services, international banking, correspondent banking, credit card services and other banking services. The Bank also offers securities brokerage services via its banking center network through an arrangement with a third party broker-dealer in the Commercial Banking segment.

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

As a result of its acquisition of Kentucky Bancshares, Inc. on May 31, 2021, Bancorp became the 100% successor owner of a Nevada-based insurance captive taxed under Section 831(b) of the Internal Revenue Code. On April 10, 2023, the IRS issued a proposed regulation that would potentially classify section 831(b) captive activity as a, “listed transaction,” and possibly disallow the related tax benefits, both prospectively and retroactively. The regulation was finalized in January 2025 and its impact is being evaluated by management. Bancorp elected not to renew the Captive in August of 2023 and ultimately dissolved the Captive in December of 2023. The Captive’s activity is included in the Company’s consolidated financial statements and was included in its 2023 federal income tax return. The Captive’s activity served to reduce Bancorp’s ETR by 0.20% and 0.29% for the years ended December 31, 2023 and 2022, respectively.

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

Bancorp’s accounting policies are fundamental to understanding management’s discussion and analysis of our results of operations and financial condition. At December 31, 2024, the accounting policy considered the most critical in preparing Bancorp’s consolidated financial statements is the determination of the ACL for loans. A detailed explanation of how Bancorp determines the ACL for loans is provided within this footnote.

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

Bancorp has made a policy election to exclude accrued interest from the amortized cost basis of debt securities and reports accrued interest separately in the consolidated balance sheets. A debt security is placed on non-accrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on non-accrual is reversed against interest income. There was no accrued interest related to AFS debt securities reversed against interest income for the years ended December 31, 2024 and 2023.

ACL – AFS Debt Securities – For AFS debt securities in an unrealized loss position, Bancorp evaluates the securities to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or non-credit related factors. Any impairment that is not credit-related is recognized in AOCI, net of tax. Credit-related impairment is recognized as an ACL for AFS debt securities on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Accrued interest receivable on AFS debt securities totaled $4 million as of both December 31, 2024 and December 31, 2023, respectively, and is excluded from the estimate of credit losses. Both the ACL for AFS debt securities and the adjustment to net income may be reversed if conditions change. However, if Bancorp intends to sell an impaired AFS debt security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount would be recognized in earnings with a corresponding adjustment to the security’s amortized cost basis. Because the security’s amortized cost basis is adjusted to fair value, there is no ACL for AFS debt securities in this situation.

In evaluating AFS debt securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, Bancorp considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition, among other factors. There were no credit related factors underlying unrealized losses on AFS debt securities at December 31, 2024 and December 31, 2023, therefore, no ACL for AFS securities was recorded.

Changes in the ACL for AFS debt securities are recorded as expense. Losses are charged against the ACL for AFS debt securities when management believes the uncollectability of an AFS debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

ACL – HTM Debt Securities – Bancorp measures expected credit losses on HTM debt securities on a collective basis by major security type. Accrued interest receivable on HTM debt securities totaled $1 million and $2 million as of December 31, 2024 and December 31, 2023, respectively, and is excluded from the ACL on HTM securities. The estimate of the ACL for HTM securities considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. As of both December 31, 2024 and December 31, 2023, no ACL for HTM securities was recorded.

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

Credit Cards – Represents revolving short-term loans to businesses and, to a lesser extent, consumers.

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

Currently, goodwill recorded on Bancorp’s consolidated balance sheets is attributed mainly to the Commercial Banking segment, while a portion is also attributed to the WM&T segment. Goodwill related to the KSB acquisition is deductible for tax purposes, as it was structured as an asset sale/338 election. Goodwill related to the CB and KB acquisitions is not deductible for tax purposes, as both were structured as stock sales. Based on its assessment, Bancorp believes its goodwill balances at December 31, 2024 and December 31, 2023 were not impaired and are properly recorded in the consolidated financial statements.

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

Effective January 1, 2024, Bancorp adopted ASU 2023-02, “Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.” As a result, all of Bancorp’s investments in tax credit partnerships are now accounted for under the proportional amortization method, with related amortization expense recorded within income tax expense on the condensed consolidated income statements. Prior to 2024, Bancorp used both the effective yield and the proportional amortization methods to account for these investments, with related amortization expense recorded as a component of non-interest expenses on the condensed consolidated income statements. The adoption of this ASU resulted in a one-time $2.5 million increase in retained earnings, which was recorded at the date of adoption.

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

Bancorp had no fair value hedging relationships at December 31, 2024 and December 31, 2023. Bancorp does not use derivatives for trading or speculative purposes. See the footnote titled “Derivative Financial Instruments” for additional discussion.

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

Bancorp periodically invests in certain partnerships with customers that yield historic tax credits. The tax benefit of these investments exceeds the amortization expense associated with them, resulting in a positive impact on net income. Effective January 1, 2024, Bancorp adopted ASU 2023-02, “Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.” As a result, all of Bancorp’s investments in tax credit partnerships are now accounted for under the proportional amortization method, with related amortization expense recorded within income tax expense on the condensed consolidated income statements. Prior to 2024, Bancorp used both the effective yield and the proportional amortization methods to account for these investments, with related amortization expense recorded as a component of non-interest expenses on the condensed consolidated income statements.

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

Restrictions on Cash and Cash Equivalents – Bancorp has historically been required by the FRB to maintain average reserve balances. Effective March 26, 2020, the FRB reduced the reserve requirement ratio to 0% in response to the COVID-19 pandemic, eliminating reserve requirements for all depository institutions. The reserve requirement ratio remained at 0% as of December 31, 2024.

Dividend Restriction – Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Holding Company or by the Holding Company to shareholders.

Fair Value of Financial Instruments – Fair values of financial instruments are estimated using relevant market information and other assumptions, as disclosed in footnote titled “Assets and Liabilities Measured and Reported at Fair Value” in this section of the filing. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect such estimates.

Revenue from Contracts with Customers – The majority of Bancorp’s revenue comes from interest income and other sources, including loans, leases, securities, and derivatives, which are not subject to ASC 606. Bancorp’s services that fall within the scope of ASC 606 are presented within non-interest income and are recognized as revenue as Bancorp satisfies its obligation to its customer.

Segment Information – Bancorp provides a broad range of financial services to individuals, corporations and others through its full service banking locations. These services include loan and deposit services, cash management services, securities brokerage activities, mortgage origination and WM&T activities. Bancorp’s operations are considered by management to be aggregated in two reportable operating segments: Commercial Banking and WM&T, as disclosed in footnote titled “Segments.”

Adoption of New Accounting Guidance – In March 2023, the FASB issued ASU 2023-02, “Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.” The amendments in this update permits reporting entities to elect to account for their tax equity investments using the proportional amortization method if certain conditions are met, regardless of the tax credit program from which the related income tax credits are received. The amendments allow for making the election to apply the proportional amortization method on a tax-credit-program-by-tax-credit-program basis, as opposed to applying this method at the reporting entity level or to individual investments. Further, the amendments of this ASU removed certain guidance for Qualified Affordable Housing Project investments and require the application of the delayed equity contribution guidance to all tax equity investments. The amendments of this ASU became effective for fiscal years beginning after December 15, 2023 and adoption did not have a material impact on the consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this update improved financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The amendments in this update did not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The amendments of this ASU became effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Adoption of this ASU did not have a material impact on Bancorp’s consolidated financial statements

Accounting Standards Updates – Generally, if an issued but not yet effective ASU with an expected immaterial impact to Bancorp has been disclosed in prior SEC filings, it will not be re-disclosed.

In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This update requires disaggregated disclosure of income statement expenses for public business entities. New financial statement disclosures are required in tabular format, disaggregating information about prescribed categories underlying any relevant income statement expense caption. The prescribed categories include, among other things, employee compensation, depreciation, and intangible asset amortization. Additionally, entities must disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Bancorp is evaluating the impact this ASU will have on our financial statements.

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

(2) Cash and Due from Banks

At December 31, 2024 and 2023, Bancorp’s interest-bearing cash accounts and non-interest bearing deposits held at other financial institutions exceeded the $250,000 federally insured limits by approximately $3 million and $5 million, respectively. Each correspondent bank’s financial performance and market rating are reviewed on a quarterly basis to ensure Bancorp maintains deposits only at highly rated institutions, providing minimal risk for those exceeding federally insured limits. Bancorp had approximately $219 million and $170 million held cumulatively at the FRB and FHLB as of December 31, 2024 and December 31, 2023, which are government-sponsored entities not insured by the FDIC. The vast majority of these balances were held at the FRB.

Bancorp has historically been required to maintain an average reserve balance in cash or with the FRB relating to customer deposits. However, effective March 26, 2020, the FRB reduced the requirement ratio to 0% in response to the COVID-19 pandemic, eliminating the reserve requirements for all depository institutions. The reserve requirement remained at 0% as of December 31, 2024.

(3) Investment Securities

Debt securities purchased in which Bancorp has the intent and ability to hold to their maturity are classified as HTM securities. All other investment securities are classified as AFS securities.

AFS Debt Securities

The following table summarizes the amortized cost, unrealized gains and losses, and fair value of Bancorp’s AFS debt securities portfolio:

(in thousands)	Amortized	Unrealized
December 31, 2024	cost	Gains	Losses	Fair value

U.S. Treasury and other U.S. Government obligations	$198,182	$33	$-	$198,215
Government sponsored enterprise obligations	88,895	110	(4,847)	84,158
Mortgage backed securities - government agencies	696,767	-	(105,790)	590,977
Obligations of states and political subdivisions	128,431	1	(14,198)	114,234
Other	2,686	-	(156)	2,530
Total available for sale debt securities	$1,114,961	$144	$(124,991)	$990,114

December 31, 2023

U.S. Treasury and other U.S. Government obligations	$119,931	$-	$(3,662)	$116,269
Government sponsored enterprise obligations	104,677	157	(4,987)	99,847
Mortgage backed securities - government agencies	789,145	83	(101,189)	688,039
Obligations of states and political subdivisions	136,579	5	(13,094)	123,490
Other	3,821	-	(287)	3,534
Total available for sale debt securities	$1,154,153	$245	$(123,219)	$1,031,179

HTM Debt Securities

The following table summarizes the amortized cost, unrecognized gains and losses, and fair value of Bancorp’s HTM debt securities portfolio:

(in thousands)	Carrying	Unrecognized
December 31, 2024	value	Gains	Losses	Fair value

U.S. Treasury and other U.S. Government obligations	$153,850	$-	$(741)	$153,109
Government sponsored enterprise obligations	25,395	-	(2,034)	23,361
Mortgage backed securities - government agencies	190,926	2	(26,041)	164,887
Total held to maturity debt securities	$370,171	$2	$(28,816)	$341,357

December 31, 2023
U.S. Treasury and other U.S. Government obligations	$203,259	$-	$(4,932)	$198,327
Government sponsored enterprise obligations	26,918	-	(2,457)	24,461
Mortgage backed securities - government agencies	209,660	1	(23,930)	185,731
Total held to maturity debt securities	$439,837	$1	$(31,319)	$408,519

All investment securities classified as HTM by Bancorp as of December 31, 2024 and December 31, 2023 are obligations of the U.S. Government and/or are issued by U.S. Government-sponsored agencies and have an implicit or explicit government guarantee. Therefore, no ACL was recorded for Bancorp’s HTM securities as of December 31, 2024 and December 31, 2023. Further, as of December 31, 2024 and December 31, 2023, none of Bancorp’s HTM securities were on non-accrual or in past due status.

Debt Securities by Contractual Maturity

A summary of AFS and HTM debt securities by contractual maturity as of December 31, 2024 follows:

	AFS Debt Securities		HTM Debt Securities
(in thousands)	Amortized cost	Fair value	Carrying value	Fair value

Due within one year	$201,548	$201,552	$151,882	$151,207
Due after one year but within five years	36,543	34,910	2,638	2,555
Due after five years but within 10 years	94,672	81,754	24,251	22,250
Due after 10 years	85,431	80,921	474	458
Mortgage backed securities - government agencies	696,767	590,977	190,926	164,887
Total	$1,114,961	$990,114	$370,171	$341,357

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

At December 31, 2024 and 2023, there were no holdings of debt securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

Accrued interest on the investment securities portfolio (AFS and HTM) totaled $5 million and $6 million at December 31, 2024 and 2023, respectively, and was included in the consolidated balance sheets.

No gains or losses on sales or calls of securities were recorded for the year ended December 31, 2024. As a result of the dissolution of the Captive during the fourth quarter of 2023, a loss totaling $44,000 on the sale of AFS treasury securities held by the Captive was recorded for the year ended December 31, 2023.

Securities with a carrying value of $852 million and $991 million were pledged at December 31, 2024 and 2023, respectively, to secure accounts of commercial depositors in cash management accounts, public deposits and uninsured cash balances for WM&T accounts.

Based on an evaluation of available information including security type, counterparty credit quality, past events, current conditions, and reasonable and supportable forecasts that are relevant to collectability, Bancorp has concluded that it expects to receive all contractual cash flows from each security held in its AFS and HTM debt securities portfolio. As such, no allowance or impairment was recorded with respect to investment securities as of December 31, 2024.

Unrealized and Unrecognized Loss Analysis on Debt Securities

Debt securities with unrealized and unrecognized losses at December 31, 2024 and December 31, 2023, aggregated by investment category and length of time securities have been in a continuous unrealized/unrecognized loss position follows:

	AFS Debt Securities
	Less than 12 months		12 months or more		Total
(in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2024	value	losses	value	losses	value	losses

Government sponsored enterprise obligations	$5,801	$(49)	$74,478	$(4,798)	$80,279	$(4,847)
Mortgage-backed securities - government agencies	23,159	(579)	567,818	(105,211)	590,977	(105,790)
Obligations of states and political subdivisions	9,181	(164)	101,407	(14,034)	110,588	(14,198)
Other	-	-	2,530	(156)	2,530	(156)
Total AFS debt securities	$38,141	$(792)	$746,233	$(124,199)	$784,374	$(124,991)

December 31, 2023

U.S. Treasury and other U.S. Government obligations	$-	$-	$116,269	$(3,662)	$116,269	$(3,662)
Government sponsored enterprise obligations	-	-	83,675	(4,987)	83,675	(4,987)
Mortgage-backed securities - government agencies	16,346	(95)	661,195	(101,094)	677,541	(101,189)
Obligations of states and political subdivisions	6,326	(64)	105,179	(13,030)	111,505	(13,094)
Other	-	-	3,534	(287)	3,534	(287)
Total AFS debt securities	$22,672	$(159)	$969,852	$(123,060)	$992,524	$(123,219)

	HTM Debt Securities
	Less than 12 months		12 months or more		Total
(in thousands)	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
December 31, 2024	value	losses	value	losses	value	losses

U.S. Treasury and other U.S. Government obligations	$-	$-	$153,109	$(741)	$153,109	$(741)
Government sponsored enterprise obligations	396	(6)	22,965	(2,028)	23,361	(2,034)
Mortgage-backed securities - government agencies	-	-	164,724	(26,041)	164,724	(26,041)
Total HTM debt securities	$396	$(6)	$340,798	$(28,810)	$341,194	$(28,816)

December 31, 2023

U.S. Treasury and other U.S. Government obligations	$-	$-	$198,327	$(4,932)	$198,327	$(4,932)
Government sponsored enterprise obligations	455	(1)	23,967	(2,456)	24,422	(2,457)
Mortgage-backed securities - government agencies	-	-	185,504	(23,930)	185,504	(23,930)
Total HTM debt securities	$455	$(1)	$407,798	$(31,318)	$408,253	$(31,319)

Applicable dates for determining when securities are in an unrealized loss position are December 31, 2024 and 2023, respectively. As such, it is possible that a security had a market value lower than its amortized cost on other days during the past 12 months, but is not in the “Less than 12 months” category in the preceding table.

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

In evaluating debt securities in unrealized and unrecognized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, Bancorp considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition, among other factors. Unrealized and unrecognized losses on Bancorp’s investment securities portfolio have not been recognized as an expense because the securities are of high credit quality, and the decline in fair values is attributable to changes in the prevailing interest rate environment since the purchase date. Fair value is expected to recover as securities reach maturity and/or the interest rate environment returns to conditions similar to when these securities were purchased. These investments consisted of 488 and 498 separate investment positions as of December 31, 2024 and December 31, 2023, respectively. By dollar value, approximately 86% and 98% of the portfolio was in a loss position as of December 31, 2024 and December 31, 2023, respectively. There were no credit related factors underlying unrealized and unrecognized losses on debt securities at December 31, 2024 and December 31, 2023.

(4) Loans and ACL for Loans

Composition of loans by class follows:

December 31, (in thousands)	2024	2023

Commercial real estate - non-owner occupied	$1,835,935	$1,561,689
Commercial real estate - owner occupied	1,002,853	907,424
Total commercial real estate	2,838,788	2,469,113

Commercial and industrial - term	884,399	867,380
Commercial and industrial - lines of credit	554,255	439,748
Total commercial and industrial	1,438,654	1,307,128

Residential real estate - owner occupied	805,080	708,893
Residential real estate - non-owner occupied	382,744	358,715
Total residential real estate	1,187,824	1,067,608

Construction and land development	623,005	531,324
Home equity lines of credit	247,433	211,390
Consumer	144,644	145,340
Leases	15,514	15,503
Credit cards	24,540	23,632
Total loans (1)	$6,520,402	$5,771,038

(1)	Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs.

Fees and costs of originating loans are deferred at origination and amortized over the life of the loan. At December 31, 2024 and 2023, net deferred loan origination fees exceeded deferred loan origination costs, resulting in a net reduction of loan balances totaling $3 million and $2 million, respectively.

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

Bancorp occasionally enters into loan participation agreements with other banks in the ordinary course of business to diversify credit risk. For certain sold participation loans, Bancorp has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their share of the loan without permission from Bancorp. GAAP requires the participated portion of these loans to be recorded as secured borrowings. The participated portions of these loans are included in the C&I totals above with a corresponding liability reflected in other liabilities. At December 31, 2024 and 2023, the total participated portions of loans of this nature totaled $2 million and $4 million, respectively.

Accrued interest on loans, which is excluded from the amortized cost of loans, totaled $23 million and $21 million at December 31, 2024 and 2023, respectively, and was included in the consolidated balance sheets.

Loans with carrying amounts of $3.48 billion and $3.15 billion were pledged to secure FHLB borrowing capacity at December 31, 2024 and December 31, 2023, respectively.

In the ordinary course of business, Bancorp has granted loans to certain related interests, including directors, executive officers and their affiliates (collectively referred to as “related parties”). Such loans are made on substantially the same terms as those for comparable transactions and at interest rates prevailing at the time of the transactions, and do not present other unfavorable features.

Loans to directors and their related interests, including loans to companies for which directors are principal owners and executive officers are presented in the following table:

Years ended December 31, (in thousands)	2024	2023
Balance at beginning of period	$62,412	$78,685
Effect of change in composition of related interests	22,111	(97)
New term loans	16,255	-
Repayment of term loans	(10,612)	(1,216)
Changes in balances of revolving lines of credit	6,937	(14,960)
Balance at end of period	$97,103	$62,412

ACL for Loans

The table below reflects activity in the ACL related to loans:

(in thousands) Year ended December 31, 2024	Beginning Balance	Provision for Credit Losses on Loans	Charge-offs	Recoveries	Ending Balance

Commercial real estate - non-owner occupied	$22,133	$(8,217)	$-	$19	$13,935
Commercial real estate - owner occupied	11,667	(1,568)	-	93	10,192
Total commercial real estate	33,800	(9,785)	-	112	24,127

Commercial and industrial - term	14,359	7,264	(748)	409	21,284
Commercial and industrial - lines of credit	6,495	90	(555)	466	6,496
Total commercial and industrial	20,854	7,354	(1,303)	875	27,780

Residential real estate - owner occupied	9,316	5,481	(356)	27	14,468
Residential real estate - non-owner occupied	4,282	865	-	7	5,154
Total residential real estate	13,598	6,346	(356)	34	19,622

Construction and land development	7,593	3,388	-	-	10,981
Home equity lines of credit	1,660	(283)	(107)	7	1,277
Consumer	1,407	1,424	(785)	485	2,531
Leases	220	150	-	-	370
Credit cards	242	206	(225)	32	255
Total	$79,374	$8,800	$(2,776)	$1,545	$86,943

(in thousands) Year ended December 31, 2023	Beginning Balance	Provision for Credit Losses on Loans	Charge-offs	Recoveries	Ending Balance

Commercial real estate - non-owner occupied	$22,641	$(599)	$-	$91	$22,133
Commercial real estate - owner occupied	10,827	831	-	9	11,667
Total commercial real estate	33,468	232	-	100	33,800

Commercial and industrial - term	12,991	3,607	(2,298)	59	14,359
Commercial and industrial - lines of credit	6,389	3,582	(3,633)	157	6,495
Total commercial and industrial	19,380	7,189	(5,931)	216	20,854

Residential real estate - owner occupied	6,717	2,597	(43)	45	9,316
Residential real estate - non-owner occupied	3,597	683	-	2	4,282
Total residential real estate	10,314	3,280	(43)	47	13,598

Construction and land development	7,186	407	-	-	7,593
Home equity lines of credit	1,613	59	(12)	-	1,660
Consumer	1,158	628	(865)	486	1,407
Leases	201	19	-	-	220
Credit cards	211	657	(661)	35	242
Total	$73,531	$12,471	$(7,512)	$884	$79,374

(in thousands) Year ended December 31, 2022	Beginning Balance	Initial ACL for Acquired PCD Loans	Provision for Credit Losses on Loans	Charge-offs	Recoveries	Ending Balance

Commercial real estate - non-owner occupied	$15,960	$3,508	$3,173	$(37)	$37	$22,641
Commercial real estate - owner occupied	9,595	2,121	(1,061)	(41)	213	10,827
Total commercial real estate	25,555	5,629	2,112	(78)	250	33,468

Commercial and industrial - term	8,577	1,358	2,497	(724)	1,283	12,991
Commercial and industrial - lines of credit	4,802	1,874	(87)	(200)	-	6,389
Total commercial and industrial	13,379	3,232	2,410	(924)	1,283	19,380

Residential real estate - owner occupied	4,316	590	1,777	(30)	64	6,717
Residential real estate - non-owner occupied	3,677	-	(75)	(27)	22	3,597
Total residential real estate	7,993	590	1,702	(57)	86	10,314

Construction and land development	4,789	419	2,050	(72)	-	7,186
Home equity lines of credit	1,044	2	567	-	-	1,613
Consumer	772	78	750	(1,080)	638	1,158
Leases	204	-	(3)	-	-	201
Credit cards	162	-	94	(96)	51	211
Total	$53,898	$9,950	$9,682	$(2,307)	$2,308	$73,531

The following tables present the amortized cost basis of non-performing loans and the amortized cost basis of loans on non-accrual status for which there was no related ACL losses:

	Non-accrual Loans		Past Due 90-Days-
(in thousands)	With No	Total	or-More and Still
December 31, 2024	Recorded ACL	Non-accrual	Accruing Interest

Commercial real estate - non-owner occupied	$4,409	$5,221	$—
Commercial real estate - owner occupied	434	1,231	73
Total commercial real estate	4,843	6,452	73

Commercial and industrial - term	3,828	4,903	95
Commercial and industrial - lines of credit	—	—	19
Total commercial and industrial	3,828	4,903	114

Residential real estate - owner occupied	371	7,168	—
Residential real estate - non-owner occupied	—	2,451	39
Total residential real estate	371	9,619	39

Construction and land development	—	311	—
Home equity lines of credit	—	70	91
Consumer	—	372	—
Leases	—	—	—
Credit cards	—	—	170
Total	$9,042	$21,727	$487

	Non-accrual Loans		Past Due 90-Days-
(in thousands)	With No	Total	or-More and Still
December 31, 2023	Recorded ACL	Non-accrual	Accruing Interest

Commercial real estate - non-owner occupied	$1,714	$8,649	$—
Commercial real estate - owner occupied	—	885	—
Total commercial real estate	1,714	9,534	—

Commercial and industrial - term	688	4,456	—
Commercial and industrial - lines of credit	—	215	—
Total commercial and industrial	688	4,671	—

Residential real estate - owner occupied	230	3,667	—
Residential real estate - non-owner occupied	—	372	—
Total residential real estate	230	4,039	—

Construction and land development	—	—	—
Home equity lines of credit	343	467	—
Consumer	—	337	—
Leases	—	—	—
Credit cards	—	10	110
Total	$2,975	$19,058	$110

For the years ended December 31, 2024 and 2023, the amount of accrued interest income previously recorded as revenue and subsequently reversed due to the change in accrual status was nominal.

For the years ended December 31, 2024 and 2023, no interest income was recognized on loans on non-accrual status.

The following table presents the amortized cost basis and ACL allocated for collateral dependent loans, which are individually evaluated to determine expected credit losses:

(in thousands) December 31, 2024	Real Estate	Accounts Receivable / Equipment	Other	Total	ACL Allocation

Commercial real estate - non-owner occupied	$11,699	$-	$-	$11,699	$1,075
Commercial real estate - owner occupied	3,547	-	-	3,547	764
Total commercial real estate	15,246	-	-	15,246	1,839

Commercial and industrial - term	740	4,062	76	4,878	516
Commercial and industrial - lines of credit	349	200	-	549	139
Total commercial and industrial	1,089	4,262	76	5,427	655

Residential real estate - owner occupied	6,514	-	-	6,514	448
Residential real estate - non-owner occupied	2,974	-	-	2,974	852
Total residential real estate	9,488	-	-	9,488	1,300

Construction and land development	311	-	-	311	20
Home equity lines of credit	70	-	-	70	-
Consumer	-	-	356	356	34
Leases	-	-	-	-	-
Credit cards	-	-	-	-	-
Total collateral dependent loans	$26,204	$4,262	$432	$30,898	$3,848

(in thousands) December 31, 2023	Real Estate	Accounts Receivable / Equipment	Other	Total	ACL Allocation

Commercial real estate - non-owner occupied	$15,419	$-	$-	$15,419	$1,604
Commercial real estate - owner occupied	2,586	-	-	2,586	812
Total commercial real estate	18,005	-	-	18,005	2,416

Commercial and industrial - term	302	4,088	-	4,390	377
Commercial and industrial - lines of credit	2,781	101	-	2,882	708
Total commercial and industrial	3,083	4,189	-	7,272	1,085

Residential real estate - owner occupied	4,205	-	-	4,205	198
Residential real estate - non-owner occupied	558	-	-	558	116
Total residential real estate	4,763	-	-	4,763	314

Construction and land development	-	-	-	-	-
Home equity lines of credit	467	-	-	467	-
Consumer	-	-	335	335	18
Leases	-	-	-	-	-
Credit cards	-	-	-	-	-
Total collateral dependent loans	$26,318	$4,189	$335	$30,842	$3,833

There have been no significant changes to the types of collateral securing Bancorp’s collateral dependent loans.

The following tables present the aging of contractually past due loans by portfolio class:

(in thousands)		30-59 days	60-89 days	90 or more	Total Past	Total
December 31, 2024	Current	Past Due	Past Due	days Past Due	Due Loans	Loans

Commercial real estate - non-owner occupied	$1,831,135	$168	$4,410	$222	$4,800	$1,835,935
Commercial real estate - owner occupied	1,001,351	648	715	139	1,502	1,002,853
Total commercial real estate	2,832,486	816	5,125	361	6,302	2,838,788

Commercial and industrial - term	879,597	103	2,740	1,959	4,802	884,399
Commercial and industrial - lines of credit	552,655	59	1,522	19	1,600	554,255
Total commercial and industrial	1,432,252	162	4,262	1,978	6,402	1,438,654

Residential real estate - owner occupied	789,286	7,737	3,176	4,881	15,794	805,080
Residential real estate - non-owner occupied	381,177	628	56	883	1,567	382,744
Total residential real estate	1,170,463	8,365	3,232	5,764	17,361	1,187,824

Construction and land development	622,614	391	—	—	391	623,005
Home equity lines of credit	246,700	424	194	115	733	247,433
Consumer	143,796	470	69	309	848	144,644
Leases	15,514	—	—	—	—	15,514
Credit cards	24,122	220	27	171	418	24,540
Total	$6,487,947	$10,848	$12,909	$8,698	$32,455	$6,520,402

(in thousands)		30-59 days	60-89 days	90 or more	Total Past	Total
December 31, 2023	Current	Past Due	Past Due	days Past Due	Due Loans	Loans

Commercial real estate - non-owner occupied	$1,558,756	$768	$318	$1,847	$2,933	$1,561,689
Commercial real estate - owner occupied	906,385	758	260	21	1,039	907,424
Total commercial real estate	2,465,141	1,526	578	1,868	3,972	2,469,113

Commercial and industrial - term	866,089	244	2	1,045	1,291	867,380
Commercial and industrial - lines of credit	439,671	77	—	—	77	439,748
Total commercial and industrial	1,305,760	321	2	1,045	1,368	1,307,128

Residential real estate - owner occupied	699,475	5,290	1,612	2,516	9,418	708,893
Residential real estate - non-owner occupied	357,763	621	94	237	952	358,715
Total residential real estate	1,057,238	5,911	1,706	2,753	10,370	1,067,608

Construction and land development	531,324	—	—	—	—	531,324
Home equity lines of credit	210,823	67	33	467	567	211,390
Consumer	144,640	258	145	297	700	145,340
Leases	15,503	—	—	—	—	15,503
Credit cards	23,287	191	44	110	345	23,632
Total	$5,753,716	$8,274	$2,508	$6,540	$17,322	$5,771,038

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

As of December 31, 2024, the risk rating of loans based on year of origination was as follows:

							Revolving
							loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						amortized
December 31, 2024	2024	2023	2022	2021	2020	Prior	cost basis	Total

Commercial real estate - non-owner occupied:
Risk rating
Pass	$416,310	$293,890	$402,081	$291,741	$199,039	$157,303	$28,584	$1,788,948
OAEM	10,480	1,533	-	10,709	1,664	13,191	-	37,577
Substandard	1,546	-	2,320	-	-	225	98	4,189
Substandard non-performing	269	-	-	-	-	4,952	-	5,221
Doubtful	-	-	-	-	-	-	-	-
Total Commercial real estate non-owner occupied	$428,605	$295,423	$404,401	$302,450	$200,703	$175,671	$28,682	$1,835,935
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate - owner occupied:
Risk rating
Pass	$133,404	$163,452	$172,933	$174,638	$156,955	$139,919	$22,012	$963,313
OAEM	6,292	273	1,145	1,856	715	3,385	-	13,666
Substandard	7,192	9,923	3,656	3,643	-	229	-	24,643
Substandard non-performing	434	-	-	731	66	-	-	1,231
Doubtful	-	-	-	-	-	-	-	-
Total Commercial real estate owner occupied	$147,322	$173,648	$177,734	$180,868	$157,736	$143,533	$22,012	$1,002,853
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial and industrial - term:
Risk rating
Pass	$312,854	$173,383	$198,754	$120,056	$34,013	$30,903	$-	$869,963
OAEM	2,679	1,813	833	104	28	-	-	5,457
Substandard	496	311	-	3,036	10	223	-	4,076
Substandard non-performing	3,822	349	343	-	302	87	-	4,903
Doubtful	-	-	-	-	-	-	-	-
Total Commercial and industrial - term	$319,851	$175,856	$199,930	$123,196	$34,353	$31,213	$-	$884,399
Current period gross charge offs	$(414)	$(250)	$(6)	$(78)	$-	$-	$-	$(748)

Commercial and industrial - lines of credit
Risk rating
Pass	$119,206	$11,181	$3,967	$2,553	$295	$2,654	$372,866	$512,722
OAEM	7,448	-	-	-	-	-	10,750	18,198
Substandard	-	-	-	-	-	-	23,335	23,335
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Commercial and industrial - lines of credit	$126,654	$11,181	$3,967	$2,553	$295	$2,654	$406,951	$554,255
Current period gross charge offs	$-	$-	$(555)	$-	$-	$-	$-	$(555)

(continued)

(continued)
							Revolving
							loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						amortized
December 31, 2024	2024	2023	2022	2021	2020	Prior	cost basis	Total

Residential real estate - owner occupied
Risk rating
Pass	$161,257	$154,799	$166,127	$159,449	$77,516	$78,169	$-	$797,317
OAEM	158	-	-	83	-	-	-	241
Substandard	-	-	12	-	-	342	-	354
Substandard non-performing	1,028	3,737	1,400	320	9	674	-	7,168
Doubtful	-	-	-	-	-	-	-	-
Total Residential real estate - owner occupied	$162,443	$158,536	$167,539	$159,852	$77,525	$79,185	$-	$805,080
Current period gross charge offs	$-	$(349)	$-	$-	$-	$(7)	$-	$(356)

Residential real estate - non-owner occupied
Risk rating
Pass	$80,717	$66,330	$72,580	$70,585	$41,874	$47,578	$-	$379,664
OAEM	-	-	-	-	-	514	-	514
Substandard	-	-	-	-	-	115	-	115
Substandard non-performing	739	1,332	214	17	-	149	-	2,451
Doubtful	-	-	-	-	-	-	-	-
Total Residential real estate - non-owner occupied	$81,456	$67,662	$72,794	$70,602	$41,874	$48,356	$-	$382,744
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Construction and land development
Risk rating
Pass	$237,785	$234,782	$115,429	$8,381	$1,273	$3,569	$15,420	$616,639
OAEM	3,680	1,376	-	-	-	-	-	5,056
Substandard	-	-	-	-	-	-	999	999
Substandard non-performing	311	-	-	-	-	-	-	311
Doubtful	-	-	-	-	-	-	-	-
Total Construction and land development	$241,776	$236,158	$115,429	$8,381	$1,273	$3,569	$16,419	$623,005
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Home equity lines of credit
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$246,336	$246,336
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	1,027	1,027
Substandard non-performing	-	-	-	-	-	-	70	70
Doubtful	-	-	-	-	-	-	-	-
Total Home equity lines of credit	$-	$-	$-	$-	$-	$-	$247,433	$247,433
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$(107)	$(107)

Consumer
Risk rating
Pass	$22,895	$18,200	$12,822	$6,294	$1,095	$1,023	$81,943	$144,272
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	135	113	66	13	17	28	-	372
Doubtful	-	-	-	-	-	-	-	-
Total Consumer	$23,030	$18,313	$12,888	$6,307	$1,112	$1,051	$81,943	$144,644
Current period gross charge offs	$(640)	$(19)	$(12)	$(41)	$(9)	$(45)	$(19)	$(785)

(continued)

(continued)
							Revolving
							loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						amortized
December 31, 2024	2024	2023	2022	2021	2020	Prior	cost basis	Total

Leases
Risk rating
Pass	$4,935	$5,439	$1,864	$1,462	$597	$3	$-	$14,300
OAEM	-	-	-	-	-	-	-	-
Substandard	31	-	586	536	61	-	-	1,214
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Leases	$4,966	$5,439	$2,450	$1,998	$658	$3	$-	$15,514
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Credit cards
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$24,540	$24,540
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Credit cards	$-	$-	$-	$-	$-	$-	$24,540	$24,540
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$(225)	$(225)

Total loans
Risk rating
Pass	$1,489,363	$1,121,456	$1,146,557	$835,159	$512,657	$461,121	$791,701	$6,358,014
OAEM	30,737	4,995	1,978	12,752	2,407	17,090	10,750	80,709
Substandard	9,265	10,234	6,574	7,215	71	1,134	25,459	59,952
Substandard non-performing	6,738	5,531	2,023	1,081	394	5,890	70	21,727
Doubtful	-	-	-	-	-	-	-	-
Total Loans	$1,536,103	$1,142,216	$1,157,132	$856,207	$515,529	$485,235	$827,980	$6,520,402
Current period gross charge offs	$(1,054)	$(618)	$(573)	$(119)	$(9)	$(52)	$(351)	$(2,776)

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

For certain loan classes, such as credit cards, credit quality is evaluated based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in credit cards based on payment activity:

(in thousands)
December 31,	2024	2023

Credit cards
Performing	$24,370	$23,512
Non-performing	170	120
Total credit cards	$24,540	$23,632

Bancorp had $569,000 and $668,000, respectively, in residential real estate loans for which formal foreclosure proceedings were in process at December 31, 2024 and December 31, 2023.

Modifications to Borrowers Experiencing Financial Difficulty

During the years ended December 31, 2024 and 2023, there were no modifications made to loans for borrowers experiencing financial difficulty and there were no payment defaults of existing modified loans within 12 months following modification. Default is determined at 90 days or more past due, charge off, or foreclosure.

(5) Premises & Equipment and Premises Held for Sale

A summary of premises and equipment follows:

December 31, (in thousands)	2024	2023

Land	$22,360	$22,517
Buildings and improvements	73,369	71,695
Furniture and equipment	25,358	24,602
Construction in progress	5,079	2,782
Right-of-use operating lease asset	29,695	21,007
Total	155,861	142,603
Accumulated depreciation and amortization	(43,125)	(41,429)
Total premises and equipment	$112,736	$101,174

Depreciation expense related to premises and equipment was $6.6 million in 2024, $7.7 million in 2023 and $6.5 million in 2022, respectively.

Premises and equipment are presented on the consolidated balance sheets net of related depreciation on the respective assets as well as fair value adjustments associated with purchase accounting. As of December 31, 2024, Bancorp’s branch network consists of 72 locations throughout Louisville, central, eastern and northern, Kentucky, as well as the Indianapolis, Indiana and Cincinnati, Ohio markets.

In addition to the premises and equipment detailed above, premises held for sale totaling $2.3 million was also recorded on Bancorp’s consolidated balance sheets as of December 31, 2024, which consists of three undeveloped parcels of land, a former administrative building and one former branch location.

Bancorp has operating leases (land and building) for various locations with terms ranging from approximately three months to 24 years, several of which include options to extend the leases in five-year increments. Options reasonably expected to be exercised are included in determination of the right-of-use asset. Bancorp elected to use a practical expedient to expense short-term lease obligations associated with leases with original terms of 12 months or less. Bancorp elected not to separate non-lease components from lease components for its operating leases. The right-of-use lease asset and operating lease liability are recorded in premises and equipment and other liabilities on the consolidated balance sheet.

Balance sheet, income statement, and cash flow detail regarding operating leases follows:

December 31, (dollars in thousands)	2024	2023
Balance Sheet
Operating lease right-of-use asset	$29,695	$21,007
Operating lease liability	31,194	22,487

Weighted average remaining lease term (years)	10.8	9.8
Weighted average discount rate	3.69%	2.84%

Maturities of lease liabilities:
One year or less	$3,955	$3,365
Year two	3,869	2,864
Year three	3,881	2,543
Year four	3,924	2,536
Year five	3,794	2,547
Greater than five years	19,120	12,059
Total lease payments	$38,543	$25,914
Less imputed interest	7,349	3,427
Total	$31,194	$22,487

Years ended December 31, (in thousands)	2024	2023	2022
Income Statement
Components of lease expense:
Operating lease cost	$4,241	$3,338	$3,077
Variable lease cost	345	313	237
Less sublease income	102	101	96
Total lease cost	$4,484	$3,550	$3,218

Years ended December 31, (in thousands)	2024	2023	2022
Cash flow Statement
Supplemental cash flow information:
Operating cash flows from operating leases	$4,672	$4,063	$3,833

As of December 31, 2024, Bancorp had entered into one land lease agreement that had yet to commence.

(6) Goodwill

As of December 31, 2024 and 2023, goodwill totaled $194 million, of which $172 million was attributed to the commercial banking segment and $22 million was attributed to WM&T.

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

At September 30, 2024, Bancorp elected to perform a qualitative assessment to determine if it was more-likely-than-not that the fair value of the reporting units exceeded their carrying value, including goodwill. The qualitative assessment indicated that it was not more-likely-than-not that the carrying value of the reporting units exceeded their fair value.

Changes in the carrying value of goodwill follows:

Years ended December 31, (in thousands)	2024	2023	2022
Balance at beginning of period	$194,074	$194,074	$135,830
Added from acquisition	—	—	66,694
Disposition of LFA	—	—	(8,450)
Impairment	—	—	—
Balance at end of period	$194,074	$194,074	$194,074

(7) Core Deposit and Customer List Intangible Assets

Bancorp recorded initial CDI assets of $13 million, $4 million, $2 million and $3 million in association with the acquisition of CB in 2022, KB in 2021, KSB in 2019 and TBOC in 2013, respectively.

Changes in the net carrying amount of CDIs follows:

Years ended December 31, (in thousands)	2024	2023	2022

Balance at beginning of period	$11,944	$14,958	$5,596
Added from acquisition	—	—	12,724
Provisional period adjustment	—	—	—
Amortized to expense	(2,966)	(3,014)	(3,362)
Balance at end of period	$8,978	$11,944	$14,958

As a result of the CB acquisition, Bancorp also recorded an initial intangible asset totaling $14 million associated with the customer list of the acquired WM&T business. Similar to CDI assets, this intangible asset also amortizes over its estimated useful life.

Changes in the carrying amount of the CLI follows:

Year ended December 31, (in thousands)	2024	2023	2022
Balance at beginning of period	$8,360	$10,032	$-
Added from acquisition	—	—	14,360
Disposition of LFA	—	—	(2,146)
Amortized to expense	(1,520)	(1,672)	(2,182)
Balance at end of period	$6,840	$8,360	$10,032

Future CDI and CLI amortization expense is estimated as follows:

(in thousands)	CDI	CLI
2025	2,291	1,368
2026	1,979	1,216
2027	1,668	1,064
2028	1,311	912
2029	888	760
2030	576	608
2031	265	456
2032	-	304
2033	-	152
Total future expense	$8,978	$6,840

(8) Other Assets

A summary of the major components of other assets follows:

December 31, (in thousands)	2024	2023

Cash surrender value of life insurance other than BOLI	$19,895	$17,843
Net deferred tax asset	51,646	47,236
Investments in tax credit partnerships	185,424	175,056
Swap assets	12,437	5,133
Prepaid assets	6,369	5,873
WM&T fees receivable	4,523	4,205
Mortgage servicing rights	11,333	13,082
Other real estate owned	10	10
Other	17,113	18,922
Total other assets	$308,750	$287,360

Bancorp maintains life insurance policies other than BOLI in conjunction with its non-qualified defined benefit retirement and non-qualified compensation plans.

Bancorp periodically invests in certain partnerships that generate federal income tax credits. The tax benefit of these investments exceeds the amortization expense associated with them, resulting in a positive impact on net income. The investments in such partnerships are recorded in other assets on the consolidated balance sheets, while the corresponding contribution requirements are recorded in other liabilities. For additional information, see footnote titled “Income Taxes.”

Bancorp enters into interest rate swap transactions with borrowers who desire to hedge exposure to rising interest rates, while at the same time entering into an offsetting interest rate swap, with substantially matching terms, with another approved independent counterparty. These are undesignated derivative instruments and are recognized on the balance sheet at fair value. For additional information, see footnote titled “Derivative Financial Instruments.”

For additional information related to MSRs, see footnote titled “Mortgage Banking Activities.”

(9) Income Taxes

Components of income tax expense follows:

Years Ended December 31, (in thousands)	2024	2023	2022
Current income tax expense:
Federal	$27,377	$25,360	$22,405
State	5,566	5,254	2,962
Total current income tax expense	32,943	30,614	25,367

Deferred income tax expense (benefit):
Federal	(2,681)	(977)	(513)
State	(435)	542	2,336
Total deferred income tax expense (benefit)	(3,116)	(435)	1,823
Total income tax expense	$29,827	$30,179	$27,190

Components of income tax (benefit) expense recorded directly to stockholders’ equity were as follows:

Years Ended December 31, (in thousands)	2024	2023	2022
Unrealized gain (loss) on securities available for sale	$(359)	$7,416	$(35,323)
Unrealized gain (loss) on derivatives	983	(58)	-
Minimum pension liability adjustment	18	(17)	126
Total income tax (benefit) expense recorded directly to stockholders' equity	$642	$7,341	$(35,197)

An analysis of the difference between statutory and ETRs from operations follows:

Years Ended December 31,	2024	2023	2022
U.S. federal statutory income tax rate	21.00%	21.00%	21.00%
State income taxes, net of federal benefit	2.75	3.27	3.45
Excess tax benefits from stock-based compensation arrangements	(0.76)	(0.31)	(0.97)
Change in cash surrender value of life insurance	(0.61)	(0.64)	0.18
Tax credits	(1.54)	(0.54)	(0.16)
Tax exempt interest income	(0.43)	(0.50)	(0.62)
Non-deductible merger expenses	-	-	0.11
Insurance captive	-	(0.20)	(0.29)
Amortization of investment in tax credit partnerships	-	0.20	0.06
Other, net	0.25	(0.40)	(0.19)
Effective tax rate	20.66%	21.88%	22.57%

Current state income tax expense for 2024, 2023 and 2022 represents tax owed to the states of Kentucky, Indiana and Illinois. Ohio state taxes are based on capital levels and are recorded as other non-interest expense.

On April 10, 2023, the IRS issued a proposed regulation that would potentially classify section 831(b) captive activity as a “listed transaction,” and disallow the related tax benefits, both prospectively and retroactively. The regulation was finalized in January 2025 and its impact is being evaluated by management. Bancorp elected not to renew the insurance captive effective August 2023 and it was dissolved as of December 31, 2023.

GAAP provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns. If recognized, tax benefits would reduce tax expense and accordingly, increase net income. The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current year tax positions, expiration of open income tax returns due to statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examination, litigation and legislative activity and addition or elimination of uncertain tax positions. As of December 31, 2024 and December 31, 2023, the gross amount of unrecognized tax benefits was immaterial to Bancorp’s consolidated financial statements. Federal income tax returns are subject to examination for the years after 2020 and state income tax returns are subject to examination for the years after 2019.

The effects of temporary differences that gave rise to significant portions of DTAs and DTLs follows:

December 31, (in thousands)	2024	2023
Deferred tax assets:
Investment securities	$30,308	$29,805
Allowance for credit losses	21,373	19,575
Deferred compensation	6,605	6,807
Operating lease liability	7,580	5,449
Acquired loan fair value adjustments	2,500	3,205
Accrued expenses	3,905	2,691
Interest rate swaps	-	63
Write-downs and costs associated with OREO	27	27
Deferred PPP loan fees	9	17
Total deferred tax assets	72,307	67,639

Deferred tax liabilities:
Right-of-use operating lease asset	7,300	5,181
Mortgage servicing rights	2,786	3,192
Core deposit intangibles	1,975	2,688
Customer list intangible	1,681	2,062
Property and equipment	2,143	2,036
Other liabilities	1,897	2,025
Investments in tax credit partnerships	227	1,515
Loan costs	1,599	1,504
Interest rate swaps	925	-
Leases	128	200
Total deferred tax liabilities	20,661	20,403
Net deferred tax asset	$51,646	$47,236

A valuation allowance is recognized for a DTA if, based on the weight of available evidence, it is more likely than not that some portion of the entire DTA will not be realized. Ultimate realization of DTAs is dependent upon generation of future taxable income during periods in which those temporary differences become deductible. Management considers scheduled reversal of DTLs, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projection for future taxable income over periods which the temporary differences resulting in remaining DTAs are deductible, management believes it is more likely than not that Bancorp will realize the benefits of these deductible differences at December 31, 2024.

Realization of DTAs/DTLs associated with investment in tax credit partnerships is dependent upon generating sufficient taxable capital gain income prior to their expiration. No valuation allowance was recorded as of both December 31, 2024 and 2023 based on management’s estimate of the temporary deductible differences that may expire prior to their utilization.

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

Bancorp’s investments in tax credit partnerships, including the related unfunded contributions, totaled $185 million and $175 million as of December 31, 2024 and December 31, 2023, respectively, and are included in other assets on the condensed consolidated balance sheets.

As of December 31, 2024, Bancorp’s expected payments for unfunded contributions related to investments in tax credit partnerships, which are accrued and included in other liabilities on the consolidated balance sheets, were as follows:

(dollars in thousands)	December 31, 2024
2025	$81,632
2026	46,236
2027	11,269
2028	965
2029	1,128
Thereafter	6,008
Total unfunded contributions	$147,238

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

The following table presents tax credits and other tax benefits recognized in addition to amortization expense related to Bancorp’s investment in tax credit partnerships:

December 31, (in thousands)	2024	2023
Proportional amortization method:
Tax credits and other tax benefits recognized	$12,390	$417
Amortization expense in provision for income taxes	9,268	3,295
Amortization expense in other non-interest expense	-	1,294

Effective yield method:
Tax credits and other tax benefits recognized	$-	$1,598
Amortization expense in provision for income taxes	-	-
Amortization expense in other non-interest expense	-	-

There were no impairment losses related to Bancorp’s investments in tax credit partnerships during the years ended December 31, 2024 and 2023.

(10) Deposits

The composition of deposits follows:

December 31, (in thousands)	2024	2023

Non-interest bearing demand deposits	$1,456,138	$1,548,624

Interest bearing deposits:
Interest bearing demand	2,649,142	2,480,357
Savings	419,355	438,834
Money market	1,403,978	1,219,656

Time deposit accounts of $250,000 or more	365,024	279,474
Other time deposits	872,764	703,803
Total time deposits (1)	1,237,788	983,277

Total interest bearing deposits	5,710,263	5,122,124
Total deposits	$7,166,401	$6,670,748

(1)	Includes $0 and $597 thousand in brokered deposits as of December 31, 2024 and 2023, respectively.

Interest expense related to time deposits in denominations of $250,000 or more was $9.5 million, $5.1 million and $472,000 for the years ended December 31, 2024, 2023 and 2022, respectively.

At December 31, 2024, the scheduled maturities of all time deposits were as follows:

(in thousands)
2025	$1,056,522
2026	161,012
2027	9,931
2028	5,764
2029	4,559
Total time deposits	$1,237,788

Deposits of directors and their associates, including deposits of companies for which directors are principal owners, and executive officers totaled $58 million and $61 million at December 31, 2024 and 2023, respectively. Such deposits are made during the ordinary course of business, on substantially the same terms as those for comparable transactions and at interest rates prevailing at the time of the transaction, and do not present other unfavorable terms.

At December 31, 2024 and 2023, Bancorp had $1.5 million and $661,000 of deposit accounts in overdraft status and thus have been reclassified to loans on the accompanying consolidated balance sheets.

(11) Securities Sold Under Agreements to Repurchase

SSUAR represent a funding source of Bancorp and are used by commercial customers in conjunction with collateralized corporate cash management accounts. Such repurchase agreements are considered financing agreements and mature within one business day from the transaction date. At December 31, 2024, all of these financing arrangements had overnight maturities and were secured by government sponsored enterprise obligations and government agency mortgage-backed securities which were owned and controlled by Bancorp.

Information regarding SSUAR follows:

December 31, (dollars in thousands)	2024	2023
Outstanding balance at end of period	$162,967	$152,991
Weighted average interest rate at end of period	2.10%	2.23%

Years Ended December 31, (dollars in thousands)	2024	2023	2022

Average outstanding balance during the period	$154,387	$123,111	$122,154
Average interest rate during the period	2.22%	1.70%	0.46%
Maximum outstanding at any month end during the period	$179,428	$152,991	$161,512

(12) Subordinated Debentures

As a result of its acquisition of Commonwealth Bancshares, Inc. on March 7, 2022, Bancorp became the 100% successor owner of the following unconsolidated trust subsidiaries: Commonwealth Statutory Trust III, Commonwealth Statutory Trust IV and Commonwealth Statutory Trust V. The sole assets of the trust subsidiaries represent the proceeds of offerings loaned in exchange for subordinated debentures with similar terms to the TPS. The TPS are treated as part of Tier I Capital. The subordinated notes and related interest expense are included in Bancorp’s consolidated financial statements. The subordinated notes are currently redeemable at Bancorp’s option on a quarterly basis. The carrying values of the subordinated notes were adjusted to fair value at acquisition date. The related discounts on the subordinated notes are amortized and recognized as a component of interest expense in Bancorp’s consolidated financial statements. Bancorp chose not to redeem the subordinated notes on January 1, 2025 and carried the notes at the costs noted below at December 31, 2024.

(dollars in thousands)	Face Value	Carrying Value	Origination Date	Maturity Date	Indexed Interest Rate

Commonwealth Statutory Trust III	$3,093	$3,093	12/19/2003	1/7/2034	SOFR + 2.85%
Commonwealth Statutory Trust IV	12,372	12,372	12/15/2005	12/30/2035	SOFR + 1.35%
Commonwealth Statutory Trust V	11,341	11,341	6/28/2007	9/15/2037	SOFR + 1.40%
Total	$26,806	$26,806

(13) FHLB Advances and Other Borrowings

FHLB advances outstanding at December 31, 2024 consisted of a rolling $300 million three-month advance that matures in February 2025, which Bancorp utilizes in conjunction with interest rate swaps in an effort to hedge cash flows. FHLB advances outstanding at December 31, 2023 consisted of a $200 million three-month advance that matured in early 2024, which was also utilized in conjunction with the previously mentioned interest rate swaps.

For the year ended December 31, 2024, gross proceeds and repayments related to FHLB advances totaled $2.80 billion and $2.70 billion, respectively. Net proceeds and repayments related to FHLB advances (excluding those with maturities of 90 days or less) totaled $1 billion and $900 million for the year ended December 31, 2024, respectively. For the year ended December 31, 2023, gross proceeds and repayments related to FHLB advances totaled $2.40 billion and $2.25 billion, respectively. Net proceeds and repayments related to FHLB advances (excluding those with maturities of 90 days or less) totaled $950 million and $800 million for the year ended December 31, 2023, respectively.

Information regarding FHLB advances follows. The average interest rate information provided includes the benefit associated with the related interest rate swaps:

December 31, (dollars in thousands)	2024	2023
Outstanding balance at end of period	$300,000	$200,000
Weighted average interest rate at end of period	3.77%	4.11%

FHLB advances are collateralized by certain CRE and residential real estate mortgage loans under blanket mortgage collateral pledge agreements. Bancorp views these advances as an effective lower-costing alternative to brokered deposits to fund loan growth. At December 31, 2024 and December 31, 2023, the amount of available credit from the FHLB totaled $1.25 billion and $1.33 billion, respectively.

Bancorp also had $80 million in FFP lines available from correspondent banks at both December 31, 2024 and December 31, 2023, respectively.

(14) Accumulated Other Comprehensive Income (Loss)

The following table illustrates activity within the balances in AOCI by component:

	Net unrealized	Net unrealized	Minimum
	gains (losses)	gains (losses)	pension
	on AFS	on cash	liability
(in thousands)	debt securities	flow hedges	adjustment	Total

Balance, January 1, 2022	$(7,657)	$-	$(283)	$(7,940)
Net current period other comprehensive income (loss)	(107,991)	-	395	(107,596)
Balance, December 31, 2022	$(115,648)	$-	$112	$(115,536)

Balance, January 1, 2023	$(115,648)	$-	$112	$(115,536)
Net current period other comprehensive income (loss)	22,970	(179)	(53)	22,738
Balance, December 31, 2023	$(92,678)	$(179)	$59	$(92,798)

Balance, January 1, 2024	$(92,678)	$(179)	$59	$(92,798)
Net current period other comprehensive income (loss)	(1,512)	3,101	58	1,647
Balance, December 31, 2024	$(94,190)	$2,922	$117	$(91,151)

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

(16) Net Income per Share

The following table reflects net income (numerator) and average shares outstanding (denominator) for basic and diluted net income per share computations:

(in thousands, except per share data)
Years Ended December 31,	2024	2023	2022

Net income available to stockholders	$114,539	$107,748	$92,972

Weighted average shares outstanding - basic	29,288	29,212	28,672
Dilutive shares	133	131	250
Weighted average shares outstanding - diluted	29,421	29,343	28,922

Net income per share - basic	$3.91	$3.69	$3.24
Net income per share - diluted	$3.89	$3.67	$3.21

Certain SARs that were excluded from the EPS calculation because their impact was antidilutive follows:

Years Ended December 31, (shares in thousands)	2024	2023	2022
Antidilutive SARs	96	94	1

(17) Employee Benefit Plans

Bancorp has a combined employee stock ownership and defined contribution plan. The plan is available to all employees meeting certain eligibility requirements. In general, for employees who work more than 1,000 hours per year, Bancorp matches employee contributions up to 6% of the employee’s salary and contributes an amount of Bancorp stock equal to 2% of the employee’s salary. Employer matching expenses related to contributions to the plan for 2024, 2023, and 2022 were $5.1 million, $4.5 million and $4.2 million and are recorded on the consolidated statements of income within employee benefits. Employee and employer contributions are made in accordance with the terms of the plan. As of December 31, 2024 and 2023, the KSOP held 405,000 and 427,000 shares of Bancorp stock, respectively.

In addition, Bancorp has non-qualified plans into which directors and certain senior officers may defer director fees or salary/incentives. Bancorp matched certain executives’ deferrals into the senior officers’ plan amounting to approximately $323,000, $296,000 and $221,000 in 2024, 2023 and 2022, respectively. At both December 31, 2024 and 2023, the amounts included in other liabilities in the consolidated financial statements for this plan totaled $12 million, respectively. The total was comprised primarily of participants’ contributions and represented the fair value of mutual fund investments directed by plan participants.

Bancorp sponsors an unfunded, non-qualified, defined benefit retirement plan for two retired officers and has no plans to increase the number of or the benefits to participants. All participants are fully vested based on 25 years of service. Bancorp uses a December 31 measurement date for this plan. The accumulated benefit obligation for the plan included in other liabilities in the consolidated financial statements was $2.3 million as of both December 31, 2024 and 2023, respectively. Actuarially determined pension costs are expensed and accrued over the service period and benefits are paid from Bancorp’s assets. Bancorp maintains life insurance policies, for which it is the beneficiary, for defined benefit plan participants and certain former executives. Income from these policies serves to offset costs of benefits. The liability for Bancorp’s plan met the benefit obligation as of December 31, 2024 and 2023. Net periodic benefit cost was immaterial for all periods.

Benefits expected to be paid in future periods follows:

(in thousands)
2025	$219
2026	219
2027	219
2028	219
2029	219
2030 and thereafter	1,964
Total future payments	$3,059

Expected benefits to be paid are based on the same assumptions used to measure Bancorp’s benefit obligation at December 31, 2024. There are no obligations for other post-retirement or post-employment benefits.

(18) Stock-Based Compensation

The fair value of all stock-based awards granted, net of estimated forfeitures, is recognized as compensation expense over the respective service period.

At Bancorp's 2015 Annual Meeting of Shareholders, shareholders approved the 2015 Omnibus Equity Compensation Plan and authorized the shares available from the expiring 2005 plan for future awards under the 2015 plan. In 2018, shareholders approved an additional 500,000 shares for issuance under the plan. Shareholders approved an additional 1 million shares for issuance under the plan at Bancorp’s 2024 Annual Meeting of Shareholders on April 25, 2024. As of December 31, 2024, there were 1 million shares available for future awards. The 2015 Stock Incentive Plan has no defined expiration date.

SAR Grants – SARs granted have a vesting schedule of 20% per year and expire ten years after the grant date unless forfeited due to termination of employment.

Fair values of SARs are estimated at the date of grant using the Black-Scholes option pricing model, a leading formula for calculating such value. The model requires the input of assumptions, changes to which can materially affect the fair value estimate. The following assumptions were used in SAR valuations at the grant date in each year:

	2024	2023	2022

Dividend yield	2.29%	2.24%	2.38%
Expected volatility	28.43%	27.20%	25.43%
Risk free interest rate	4.16%	3.84%	1.98%
Expected life (in years)	7.1	7.1	7.1

Dividend yield and expected volatility are based on historical information for Bancorp corresponding to the expected life of SARs granted. Expected volatility is the volatility of underlying shares for the expected term calculated on a monthly basis. The risk free interest rate is the implied yield currently available on U.S. Treasury issues with a remaining term equal to the expected life of the awards. The expected life of SARs is based on historic experience of past like-term SARs. Bancorp evaluates historical exercise and post-vesting termination behavior when determining the expected life.

RSA Grants – RSAs granted to officers vest over five years. For all grants prior to 2015, grantees are entitled to dividend payments during the vesting period. The fair value of RSAs is equal to the market value of the shares on the date of grant.

PSU Grants – PSUs vest based upon service and a three-year performance period, which begins January 1 of the first year of the performance period. Because grantees are not entitled to dividend payments during the performance period, the fair value of these PSUs is estimated based upon the market value of the underlying shares on the date of grant, adjusted for non-payment of dividends. PSUs require a one year post-vesting holding period and the fair value of such grants incorporates a liquidity discount related to the holding period of 5.8%, 5.2% and 5.8% for 2024, 2023 and 2022, respectively.

RSU Grants – RSUs are only granted to non-employee directors, are time-based and vest 12 months after grant date. Because grantees are entitled to deferred dividend payments at the end of the vesting period, the fair value of the RSUs equals market value of underlying shares on the date of grant.

In the first quarters of 2024 and 2023, Bancorp awarded 9,550 and 8,668 RSUs to non-employee directors of Bancorp with a grant date fair value of $500,000 and $550,000, respectively.

Bancorp utilized cash of $203,000 and $175,000 during 2024 and 2023, respectively, for the purchase of shares upon the vesting of RSUs.

Bancorp has recognized stock-based compensation expense for SARs, RSAs, and PSUs within compensation expense, and RSUs for directors within other non-interest expense, as follows:

	Year Ended December 31, 2024
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$284	$1,699	$501	$1,289	$3,773
Deferred tax benefit	(60)	(357)	(105)	(271)	(793)
Total net expense	$224	$1,342	$396	$1,018	$2,980

	Year Ended December 31, 2023
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$492	$1,599	$519	$1,854	$4,464
Deferred tax benefit	(104)	(336)	(109)	(390)	(939)
Total net expense	$388	$1,263	$410	$1,464	$3,525

	Year Ended December 31, 2022
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$376	$1,373	$332	$2,313	$4,394
Deferred tax benefit	(79)	(289)	(70)	(486)	(924)
Total net expense	$297	$1,084	$262	$1,827	$3,470

Detail of unrecognized stock-based compensation expense to be recognized in the future follows:

(in thousands) Year Ended	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

2025	$336	$1,478	$1	$937	$2,752
2026	286	1,204	—	937	2,427
2027	216	885	—	—	1,101
2028	126	468	—	—	594
2029	11	70	—	—	81
Total estimated expense	$975	$4,105	$1	$1,874	$6,955

The following table summarizes SARs activity and related information:

								Weighted
					Weighted		Weighted	average
					average	Aggregate	average	remaining
		Exercise			exercise	intrinsic	fair	contractual
(in thousands, except per share and years)	SARs	price			price	value(1)	value	life (in years)

Outstanding, January 1, 2022	515	$15.24	-	$50.71	$31.16	$16,854	$5.08	5.1
Granted	34	47.17	-	74.92	55.45	-	12.07
Exercised	(114)	15.24	-	40.00	21.55	5,258	3.63
Forfeited	—	—			—	—	—
Outstanding, December 31, 2022	435	$19.37	-	$74.92	$35.60	$12,784	$6.02	5.1

Outstanding, January 1, 2023	435	$19.37	-	$74.92	$35.60	$12,784	$6.02	5.1
Granted	29	60.76	-	60.76	60.76	—	16.81
Exercised	(24)	19.37	-	19.37	19.37	681	3.58
Forfeited	—	—			—	—	—
Outstanding, December 31, 2023	440	$19.44	-	$74.92	$38.11	$6,297	$6.86	4.7

Outstanding, January 1, 2024	440	$19.44	-	$74.92	$38.11	$6,297	$6.86	4.7
Granted	42	47.95	-	54.92	49.20	—	13.75
Exercised	(142)	22.96	-	40.00	28.74	5,617	4.51
Forfeited	—	—			—	—	—
Outstanding, December 31, 2024	340	$25.76	-	$74.92	$43.41	$9,774	$8.69	5.3

Vested and exercisable	240	$25.76	-	$74.92	$39.86	$7,610	$6.89	4.2
Unvested	100	37.30	-	74.92	51.92	2,164	13.00	3.3
Outstanding, December 31, 2024	340	$25.76	-	$74.92	$43.41	$9,774	$8.69	5.3

Vested in the current year	46	$36.65	-	$60.76	$47.01	$1,139	$9.66

(1) -	Aggregate intrinsic value for SARs is defined as the amount by which the current market price of the underlying stock exceeds the exercise or grant price.

SARs outstanding and exercisable by expiration year and weighted average exercise price follows:

(in thousands, except per share data)
Expiration Year	SARs outstanding	SARs vested and exercisable	Weighted average exercise price
2025	-	-	$-
2026	20	20	25.76
2027	23	23	40.00
2028	68	68	38.10
2029	47	47	37.06
2030	46	38	37.30
2031	31	20	50.50
2032	34	16	55.45
2033	29	8	60.76
2034	42	—	49.20
	340	240	$43.41

The following table summarizes activity for RSAs:

		Weighted
		average cost
(in thousands, except per share data)	RSAs	at grant date

Unvested at January 1, 2022	99	$41.07
Shares awarded	35	58.47
Restrictions lapsed and shares vested	(32)	40.39
Shares canceled	(6)	47.49
Unvested at December 31, 2022	96	$47.26

Unvested at January 1, 2023	96	$47.26
Shares awarded	38	63.04
Restrictions lapsed and shares vested	(33)	43.77
Shares canceled	(3)	53.38
Unvested at December 31, 2023	98	$54.23

Unvested at January 1, 2024	98	$54.23
Shares awarded	46	52.06
Restrictions lapsed and shares vested	(33)	49.49
Shares canceled	(9)	53.10
Unvested at December 31, 2024	102	$54.92

Shares currently expected to be awarded for PSUs granted to executive officers of Bancorp, the three-year performance period, which began January 1 of the award year, are as follows:

Grant Year	Vesting Period in Years	Fair Value	Shares Expected to be Awarded
2022	3	$48.48	10,385
2023	3	54.33	18,762
2024	3	41.84	86,136

All Bancorp equity compensation plans have been approved by shareholders. The following table provides detail of the number of shares to be issued upon exercise of outstanding stock-based awards and remaining shares available for future issuance under Bancorp’s equity compensation plan as of December 31, 2024:

	Number of		Shares
	shares to be	Weighted	available for
	issued upon	average	future
Plan category (in thousands)	exercising/vesting	exercise price	issuance (a)

Equity compensation plans approved by security holders:

Stock Appreciation Rights	(b)	(b)	1,037
Restricted Stock Awards	102	N/A	(a)
Restricted Stock Units	10	N/A	(a)
Performance Stock Units	(c)	N/A	(a)
Total shares	112		1,037

(a)	Under the 2015 Omnibus Equity Compensation Plan, shares of stock are authorized for issuance as incentive and non-qualified stock options, SARs, RSAs, and RSUs.

(b)

At December 31, 2024, approximately 340,000 SARs were outstanding at a weighted average grant price of $43.41. The number of shares to be issued upon exercise will be determined based on the difference between the grant price and the market price at the date of exercise.

(c)

The number of shares to be issued is dependent upon Bancorp achieving certain predefined performance targets and ranges from zero shares to approximately 205,000 shares. As of December 31, 2024, shares expected to be awarded totaled approximately 115,000.

(19) Dividends

Bancorp’s principal source of cash revenue is dividends paid to it as the sole shareholder of the Bank. At any balance sheet date, the Bank’s regulatory dividend restriction represents the Bank’s net income of the current year plus the prior two years less any dividends paid for the same time period. At December 31, 2024, the Bank may pay an amount equal to $209 million in dividends to Bancorp without regulatory approval subject to ongoing capital requirements of the Bank.

(20) Commitments and Contingent Liabilities

As of December 31, 2024 and 2023, Bancorp had various commitments outstanding that arose in the normal course of business which are properly not reflected in the consolidated financial statements. Total off-balance sheet commitments to extend credit follows:

December 31, (in thousands)	2024	2023
Commercial and industrial	$876,503	$897,673
Construction and development	566,045	606,668
Home equity	403,461	381,110
Credit cards	92,060	83,700
Overdrafts	58,078	55,124
Standby letters of credit	30,472	33,778
Other	86,010	100,447
Future loan commitments	325,613	298,164
Total off balance sheet commitments to extend credit	$2,438,242	$2,456,664

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

The ACL for off balance sheet credit exposures, which is separate from the ACL for loans and recorded in other liabilities on the consolidated balance sheets, was $6.8 million and $5.9 million as of December 31, 2024 and December 31, 2023, respectively. Provision expense for off balance sheet credit exposures of $925,000 was recorded for the year ended December 31, 2024, driven largely by an increase in estimated future utilization within the C&D portfolio. Provision expense for off balance sheet credit exposures of $1.3 million and $575,000 was recorded the years ended December 31, 2023 and December 31, 2022, respectively.

Standby letters of credit are conditional commitments issued by Bancorp to guarantee the performance of a customer to a first party beneficiary. Those guarantees are primarily issued to support commercial transactions. Standby letters of credit generally have maturities of one to two years.

Certain commercial customers require confirmation of Bancorp’s letters of credit by other banks since Bancorp does not have a rating by a national rating agency. Terms of the agreements range from one month to a year with certain agreements requiring between one and six months’ notice to cancel. If an event of default on all contracts had occurred at December 31, 2024, Bancorp would have been required to make payments of approximately $4 million, which is the maximum amount payable under those contracts. No payments have ever been required because of default on these contracts. These agreements are normally secured by collateral acceptable to Bancorp, which limits credit risk associated with the agreements.

Bancorp periodically invests in certain partnerships that generate federal income tax credits, which result in contribution commitments. Such commitments are recorded in Other liabilities on the consolidated balance sheets. While contributions are made periodically over the life of the respective investments, which can be up to 10 years depending on the type of investment, the majority of contributions associated with a respective investment are made within the first few years after entering the partnership. Bancorp invested in several larger tax credit partnerships during 2023, which served as an economical means of fulfilling CRA goals. As of December 31, 2024, tax credit contribution commitments of $147 million were recorded in Other liabilities on the consolidated balance sheets.

As of December 31, 2024, in the normal course of business, there were pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate result of these legal actions and proceedings will not have a material adverse effect on the consolidated financial position or results of operations of Bancorp.

(21) Assets and Liabilities Measured and Reported at Fair Value

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

Bancorp used the following methods and significant assumptions to estimate fair value of each type of financial instrument:

AFS debt securities - Except for Bancorp’s U.S Treasury securities, the fair value of AFS debt securities is typically determined by matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). Bancorp’s U.S. Treasury and other U.S. Government obligation securities are based on quoted market prices (Level 1 inputs).

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

Carrying values of assets measured at fair value on a recurring basis follows:

	Fair Value Measurements Using:			Total
December 31, 2024 (in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Available for sale debt securities:
U.S. Treasury and other U.S. Government obligations	$198,215	$—	$—	$198,215
Government sponsored enterprise obligations	—	84,158	—	84,158
Mortgage backed securities - government agencies	—	590,977	—	590,977
Obligations of states and political subdivisions	—	114,234	—	114,234
Other	—	2,530	—	2,530
Total available for sale debt securities	198,215	791,899	—	990,114

Mortgage loans held for sale	—	6,286	—	6,286
Rate lock loan commitments	—	255	—	255
Mandatory forward contracts	—	56	—	56
Interest rate swap assets	—	12,437	—	12,437
Total assets	$198,215	$810,933	$—	$1,009,148

Liabilities:
Interest rate swap liabilities	$—	$8,589	$—	$8,589

	Fair Value Measurements Using:			Total
December 31, 2023 (in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Available for sale debt securities:
U.S. Treasury and other U.S. Government obligations	$116,269	$—	$—	$116,269
Government sponsored enterprise obligations	—	99,847	—	99,847
Mortgage backed securities - government agencies	—	688,039	—	688,039
Obligations of states and political subdivisions	—	123,490	—	123,490
Other	—	3,534	—	3,534
Total available for sale debt securities	116,269	914,910	—	1,031,179

Mortgage loans held for sale	—	6,056	—	6,056
Rate lock loan commitments	—	174	—	174
Interest rate swap assets	—	5,133	—	5,133
Total assets	$116,269	$926,273	$—	$1,042,542

Liabilities:
Interest rate swap liabilities	$—	$5,378	$—	$5,378
Mandatory forward contracts	—	43	—	43
Total liabilities	$—	$5,421	$—	$5,421

Bancorp had no financial instruments classified within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis at December 31, 2024 or 2023. There were no transfers into or out of Level 3 of the fair value hierarchy during 2024 or 2023.

For the securities portfolio, Bancorp monitors the valuation technique used by pricing agencies to ascertain when transfers between levels have occurred. The nature of other assets and liabilities measured at fair value is such that transfers in and out of any level are expected to be rare. For the years ended December 31, 2024 and December 31, 2023, there were no transfers between Levels 1, 2, or 3.

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

Below are carrying values of assets measured at fair value on a non-recurring basis:

					Losses recorded for
(in thousands)	Fair Value Measurement Using:				the year ended
December 31, 2024	Level 1	Level 2	Level 3	Total Fair Value	December 31, 2024

Collateral dependent loans	$—	$—	$12,227	$12,227	$713

					Losses recorded for
(in thousands)	Fair Value Measurement Using:				the year ended
December 31, 2023	Level 1	Level 2	Level 3	Total Fair Value	December 31, 2023

Collateral dependent loans	$—	$—	$13,561	$13,561	$1,681
Other real estate owned	—	—	10	10	25

					Losses recorded for
(in thousands)	Fair Value Measurement Using:				the year ended
December 31, 2022	Level 1	Level 2	Level 3	Total Fair Value	December 31, 2022

Collateral dependent loans	$—	$—	$20,637	$20,637	$303
Other real estate owned	—	—	677	677	—

There were no liabilities measured at fair value on a non-recurring basis at December 31, 2024 and December 31, 2023.

For Level 3 assets measured at fair value on a non-recurring basis, the significant unobservable inputs used in the fair value measurements are presented below:

	December 31, 2024
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average Discount

Collateral dependent loans	$12,227	Appraisal	Appraisal discounts	15.7%

	December 31, 2023
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average Discount

Collateral dependent loans	$13,561	Appraisal	Appraisal discounts	18.0%
Other real estate owned	10	Appraisal	Appraisal discounts	93.0

(22) Disclosure of Financial Instruments Not Reported at Fair Value

GAAP requires disclosure of the fair value of financial assets and liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis. The estimated fair values of Bancorp’s financial instruments not measured at fair value on a recurring or non-recurring basis follows:

	Carrying		Fair Value Measurements Using:
December 31, 2024 (in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$291,020	$291,020	$291,020	$—	$—
HTM debt securities	370,171	341,357	153,108	188,249	—
Federal Home Loan Bank stock	21,603	21,603	—	21,603	—
Loans, net	6,433,459	6,256,752	—	—	6,256,752
Accrued interest receivable	27,697	27,697	27,697	—	—

Liabilities
Non-interest bearing deposits	$1,456,138	$1,456,138	$1,456,138	$—	$—
Transaction deposits	4,472,475	4,472,475	—	4,472,475	—
Time deposits	1,237,788	1,236,463	—	1,236,463	—
Securities sold under agreement to repurchase	162,967	162,967	—	162,967	—
Federal funds purchased	6,525	6,525	—	6,525	—
Subordinated debentures	26,806	26,346	—	26,346	—
FHLB advances	300,000	294,848	—	294,848	—
Accrued interest payable	1,912	1,912	1,912	—	—

	Carrying		Fair Value Measurements Using:
December 31, 2023 (in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$265,959	$265,959	$265,959	$—	$—
HTM debt securities	439,837	408,519	198,327	210,192	—
Federal Home Loan Bank stock	16,236	16,236	—	16,236	—
Loans, net	5,691,664	5,520,059	—	—	5,520,059
Accrued interest receivable	26,830	26,830	26,830	—	—

Liabilities
Non-interest bearing deposits	$1,548,624	$1,548,624	$1,548,624	$—	$—
Transaction deposits	4,138,847	4,138,847	—	4,138,847	—
Time deposits	983,277	976,841	—	976,841	—
Securities sold under agreement to repurchase	152,991	152,991	—	152,991	—
Federal funds purchased	12,852	12,852	—	12,852	—
Subordinated debentures	26,740	26,746	—	26,746	—
FHLB advances	200,000	200,047	—	200,047	—
Accrued interest payable	2,094	2,094	2,094	—	—

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

(23) Mortgage Banking Activities

Mortgage banking activities primarily include residential mortgage originations and servicing.

Effective March 31, 2022, Bancorp began carrying mortgages originated and intended for sale in the secondary market at fair value, as determined by outstanding commitments from investors.

Activity for mortgage loans held for sale, at fair value, was as follows:

Years ended December 31, (in thousands)	2024	2023	2022
Balance, beginning of period:	$6,056	$2,606	$8,614
Origination of mortgage loans held for sale	114,773	105,912	129,193
Loans held for sale acquired	—	—	3,559
Proceeds from the sale of mortgage loans held for sale	(116,974)	(104,152)	(139,281)
Net gain realized on sale of mortgage loans held for sale	2,431	1,690	521
Balance, end of period	$6,286	$6,056	$2,606

The following table represents the components of Mortgage banking income:

Years ended December 31, (in thousands)	2024	2023	2022

Net gain realized on sale of mortgage loans held for sale	$2,431	$1,690	$521
Net change in fair value recognized on loans held for sale	(4)	33	-
Net change in fair value recognized on rate lock loan commitments	41	23	1,821
Net change in fair value recognized on forward contracts	219	150	(1,102)
Net gain recognized	2,687	1,896	1,240

Net loan servicing income	3,455	4,387	4,200
Amortization of mortgage servicing rights	(2,726)	(2,961)	(3,072)
Change in mortgage servicing rights valuation allowance	-	-	-
Net servicing income recognized	729	1,426	1,128

Other mortgage banking income	442	383	842
Total mortgage banking income	$3,858	$3,705	$3,210

Activity for capitalized mortgage servicing rights was as follows:

Years ended December 31, (in thousands)	2024	2023	2022
Balance, beginning of period	$13,082	$15,219	$4,528
Added from acquisition	—	—	12,676
Additions for mortgage loans sold	977	824	1,087
Amortization	(2,726)	(2,961)	(3,072)
Impairment	—	—	—
Balance, end of period	$11,333	$13,082	$15,219

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

The estimated fair value of MSRs at December 31, 2024 and December 31, 2023 were $25 million and $24 million, respectively. There was no valuation allowance recorded for MSRs as of December 31, 2024 and December 31, 2023, as fair value exceeded carrying value. The fair value of MSRs at December 31, 2024 was determined using discount rates ranging from 10.0% to 13.0%, prepayment speeds ranging from 5.3% to 10.5%, depending on the characteristics of the specific rights (rate, maturity, etc.), and a weighted average default rate of 0.6%. The fair value of MSRs at December 31, 2023 was determined using discount rates ranging from 10.0% to 13.0%, prepayment speeds ranging from 6.0% to 11.1%, depending on the characteristics of the specific rights, and a weighted average default rate of 0.6%.

Total outstanding principal balances of loans serviced for others were $1.82 billion and $1.93 billion at December 31, 2024 and December 31, 2023, respectively.

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

Mandatory forward contracts contain an element of risk in that the counterparties may be unable to meet the terms of such agreements. In the event the counterparties fail to deliver commitments or are unable to fulfill their obligations, the Bank could potentially incur significant additional costs by replacing the positions at then current market rates. The Bank manages its risk of exposure by limiting counterparties to those banks and institutions deemed appropriate by management. The Bank does not expect any counterparty to default on their obligations and therefore, the Bank does not expect to incur any cost related to counterparty default.

The Bank is exposed to interest rate risk on loans held for sale and rate lock loan commitments. As market interest rates fluctuate, the fair value of mortgage loans held for sale and rate lock commitments will fluctuate. To offset this interest rate risk, the Bank enters into derivatives, such as mandatory forward contracts to sell loans. The fair value of these mandatory forward contracts will fluctuate as market interest rates fluctuate, and the change in the value of these instruments is expected to largely, though not entirely, offset the change in fair value of loans held for sale and rate lock commitments. The objective of this activity is to minimize the exposure to losses on rate lock loan commitments and loans held for sale due to market interest rate fluctuations. The net effect of derivatives on earnings will depend on risk management activities and a variety of other factors, including: market interest rate volatility; the amount of rate lock commitments that close; the ability to fill the forward contracts before expiration; and the time period required to close and sell loans.

The following table includes the notional amounts and fair values of mortgage loans held for sale and mortgage banking derivatives:

	December 31, 2024		December 31, 2023
(in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in Mortgage loans held for sale:
Mortgage loans held for sale, at fair value	$6,199	$6,286	$5,965	$6,056

Included in other assets:
Rate lock loan commitments	$7,138	$225	$4,345	$174
Mandatory forward contracts	9,000	56	-	-

Included in other liabilities
Mandatory forward contracts	$-	$-	$6,750	$(43)

(24) Derivative Financial Instruments

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

Bancorp had outstanding undesignated interest rate swap contracts as follows:

	Receiving		Paying
	December 31,	December 31,	December 31,	December 31,
(dollars in thousands)	2024	2023	2024	2023

Notional amount	$244,247	$201,555	$244,247	$201,555
Weighted average maturity (years)	5.0	6.0	5.0	6.0
Fair value	$8,589	$5,133	$8,589	$5,142

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

The following table details Bancorp’s derivative positions designated as a cash flow hedges, and the related fair values:

				Fair value
(dollars in thousands)			Pay fixed	December 31,
Notional Amount	Maturity Date	Receive (variable) index	swap rate	2024
$100,000	2/6/2028	USD SOFR	3.27%	$2,282
50,000	8/6/2026	USD SOFR	4.38%	(257)
50,000	8/6/2028	USD SOFR	3.97%	50
100,000	8/6/2029	USD SOFR	3.58%	1,773
$300,000				$3,848

(25) Regulatory Matters

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

Additionally, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, Bancorp and the Bank must hold a 2.5% capital conservation buffer composed of Common Equity Tier 1 Risk-Based Capital above the minimum risk-based capital requirements for the Common Equity Tier 1 Risk-Based Capital ratio, Tier 1 Risk-Based Capital ratio and Total Risk-Based Capital ratio necessary to be considered adequately-capitalized. At December 31, 2024, the adequately-capitalized minimums, including the capital conservation buffer, were a 7.0% Common Equity Tier 1 Risk-Based Capital ratio, 8.5% Tier 1 Risk-Based Capital ratio and 10.5% Total Risk-Based Capital ratio.

As a result of the CB acquisition, Bancorp became the 100% successor owner of the following unconsolidated trust subsidiaries: Commonwealth Statutory Trust III, Commonwealth Statutory Trust IV and Commonwealth Statutory Trust V. The sole assets of the trust subsidiaries represent the proceeds of offerings loaned in exchange for subordinated debentures with similar terms to the TPS. The TPS are treated as part of Tier 1 Capital. The subordinated note and related interest expense are included in Bancorp’s consolidated financial statements. The subordinated notes are currently redeemable at Bancorp’s option on a quarterly basis. As of December 31, 2024, subordinated notes added through the CB acquisition totaled $27 million.

Bancorp continues to exceed the regulatory requirements for all calculations. Bancorp and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB and the FDIC, in addition to the capital conservation buffer.

The following table sets forth consolidated Bancorp’s and the Bank’s risk based capital amounts and ratios:

(dollars in thousands)	Actual		Minimum for adequately capitalized		Minimum for well capitalized
December 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$943,723	12.73%	$593,201	8.00%	NA	NA
Bank	918,210	12.39	593,002	8.00	$741,252	10.00

Common equity tier 1 risk-based capital (1)
Consolidated	828,386	11.17	333,676	4.50	NA	NA
Bank	828,873	11.18	333,564	4.50	481,814	6.50

Tier 1 risk-based capital (1)
Consolidated	854,386	11.52	444,901	6.00	NA	NA
Bank	828,873	11.18	444,751	6.00	593,002	8.00

Leverage
Consolidated	854,386	9.94	343,886	4.00	NA	NA
Bank	828,873	9.65	343,624	4.00	429,530	5.00

(dollars in thousands)	Actual		Minimum for adequately capitalized		Minimum for well capitalized
December 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$849,836	12.56%	$541,370	8.00%	NA	NA
Bank	823,275	12.21	539,609	8.00	$674,511	10.00%

Common equity tier 1 risk-based capital (1)
Consolidated	747,376	11.04	304,521	4.50	NA	NA
Bank	746,815	11.07	303,530	4.50	438,432	6.50

Tier 1 risk-based capital (1)
Consolidated	773,376	11.43	406,027	6.00	NA	NA
Bank	746,815	11.07	404,707	6.00	539,609	8.00

Leverage
Consolidated	773,376	9.62	321,713	4.00	NA	NA
Bank	746,815	9.30	321,323	4.00	401,654	5.00

(1)	Ratio is computed in relation to risk-weighted assets.

NA –	Regulatory framework does not define “well-capitalized” for holding companies.

(26) Stock Yards Bancorp, Inc. (parent company only)

Condensed Balance Sheets
	December 31,
(in thousands)	2024	2023
Assets
Cash on deposit with subsidiary bank	$2,481	$5,811
Investment in and receivable from subsidiaries	941,769	858,348
Other assets	23,608	21,209
Total assets	$967,858	$885,368

Liabilities and stockholders' equity
Other liabilities	$27,382	$27,265
Total stockholders’ equity	940,476	858,103
Total liabilities and stockholders’ equity	$967,858	$885,368

Condensed Statements of Income

	Years ended December 31,
(in thousands)	2024	2023	2022

Income - dividends and interest from subsidiaries	$38,426	$33,965	$45,076
Other income	1	110	1
Less expenses	6,503	7,458	8,415
Income before income taxes and equity in undistributed net income of subsidiary	31,924	26,617	36,662
Income tax benefit	(3,323)	(2,490)	(3,780)
Income before equity in undistributed net income of subsidiary	35,247	29,107	40,442
Equity in undistributed net income of subsidiary	79,292	78,641	52,852
Net income	114,539	107,748	93,294
Less income attributed to non-controlling interest	—	—	322
Net income available to stockholders	$114,539	$107,748	$92,972

Comprehensive income (loss)	$116,186	$130,486	$(14,624)

Condensed Statements of Cash Flows

	Years ended December 31,
(in thousands)	2024	2023	2022
Operating activities
Net income available to stockholders	$114,539	$107,748	$92,972
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(79,292)	(78,641)	(52,852)
Decrease (increase) in receivable from subsidiaries	—	2,971	6,812
Stock compensation expense	3,773	4,464	4,394
Excess tax benefits from stock- based compensation arrangements	(1,228)	(644)	(1,713)
Loss on disposition of LFA	—	—	(870)
Change in other assets	(2,399)	(1,696)	(4,610)
Change in other liabilities	1,329	402	(400)
Net cash provided by operating activities	36,722	34,604	43,733

Investing activities
Purchase of equity investment	—	(206)	—
Proceeds from disposition of LFA	—	—	4,993
Cash for acquisition	—	—	(30,994)
Net cash used in investing activities	—	(206)	(26,001)

Financing activities
Repurchase of common stock	(4,217)	(2,695)	(4,806)
Subordinated debentures acquired	—	—	26,806
Cash disbursements to non-controlling interest	—	—	(322)
Disposition of LFA	—	—	(915)
Cash dividends paid	(35,835)	(34,575)	(33,301)
Net cash used in financing activities	(40,052)	(37,270)	(12,538)
Net increase (decrease) in cash	(3,330)	(2,872)	5,194
Cash at beginning of year	5,811	8,683	3,489
Cash at end of year	$2,481	$5,811	$8,683

(27) Segments

Bancorp’s principal activities are divided into two reportable segments, Commercial Banking and WM&T, which are delineated based on the products and services that each segment offers:

Commercial Banking provides a full range of loan and deposit products to individual consumers and businesses through retail lending, mortgage banking, deposit services, online banking, mobile banking, private banking, commercial lending, commercial real estate lending, leasing, treasury management services, merchant services, international banking, correspondent banking, credit card services, and other banking services. Bancorp also offers securities brokerage services via its banking center network through an arrangement with a third party broker-dealer in the Commercial Banking segment.

WM&T provides investment management, financial & retirement planning and trust & estate services, as well as retirement plan management for businesses and corporations in all markets in which Bancorp operates. The magnitude of WM&T revenue distinguishes Bancorp from other community banks of similar asset size.

Bancorp’s Commercial Banking and WM&T segments overlap a regional reporting structure. These regions are based on the primary geographic markets in which Bancorp operates, specifically Louisville, central, eastern and northern Kentucky, and the Indianapolis, Indiana and Cincinnati, Ohio MSAs. All regions share the same lines of business, including the same products, services and delivery methods, as well as similar customer bases and pricing guidelines.

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

Bancorp’s chief executive officer is the chief operating decision maker. The financial results by operating segment, including significant expense categories provided to the chief operating decision maker, help measure the profitability of a particular segment and identify trends, evaluate each segment and its impact on consolidated earnings, and enhance decision making processes related to the allocation of Bancorp’s resources.

The majority of the net assets of Bancorp are associated with in the Commercial Banking segment. As of December 31, 2024, goodwill totaling $194 million was recorded on Bancorp’s consolidated balance sheets, of which $172 million is attributed to the commercial banking segment and $22 million is attributed to WM&T. The portion of total goodwill attributed to WM&T relates entirely to the CB acquisition, which generated $67 million in total goodwill, $8.5 million of which was subsequently written off as a result of Bancorp selling its interest in LFA effective December 31, 2022. With the exception of goodwill attributed to WM&T through the CB acquisition, assets assigned to WM&T consist primarily of a CLI asset associated with the WM&T business added through the CB acquisition, net premises and equipment and a receivable related to fees earned that have not been collected.

WM&T AUM, which the primary driver of WM&T revenue, are not included on the consolidated balance sheets of Bancorp. WM&T AUM totaled $7.07 billion, $7.16 billion and $6.59 billion as of December 31, 2024, 2023 and 2022, respectively.

Financial results by operating segment, including significant expense categories provided to the chief operating decision maker, are detailed below:

	Commercial
As of and for the Year Ended December 31, 2024 (in thousands)	Banking	WM&T	Total
Net interest income	$255,990	$1,050	$257,040
Provision for credit losses	9,725	—	9,725
Net interest income after provision expense	246,265	1,050	247,315
Non-interest income:
Wealth management and trust services	—	42,843	42,843
All other non-interest income	52,387	—	52,387
Total non-interest income	52,387	42,843	95,230
Non-interest expenses:
Compensation and employee benefits	103,933	17,177	121,110
Net occupancy and equipment	14,396	797	15,193
Technology and communication	16,914	2,293	19,207
Intangible amortization	2,965	1,520	4,485
Other direct and indirect/allocated expenses	36,104	2,080	38,184
Total Non-interest expenses	174,312	23,867	198,179
Income before income tax expense	124,340	20,026	144,366
Income tax expense	25,481	4,346	29,827
Net income	$98,859	$15,680	$114,539

Total assets	$8,829,602	$33,817	$8,863,419

	Commercial
As of and for the Year Ended December 31, 2023 (in thousands)	Banking	WM&T	Total
Net interest income	$246,624	$708	$247,332
Provision for credit losses	13,796	—	13,796
Net interest income after provision expense	232,828	708	233,536
Non-interest income:
Wealth management and trust services	—	39,802	39,802
All other non-interest income	52,418	—	52,418
Total non-interest income	52,418	39,802	92,220
Non-interest expenses:
Compensation and employee benefits	93,680	16,647	110,327
Net occupancy and equipment	13,917	2,467	16,384
Technology and communication	15,476	1,842	17,318
Intangible amortization	3,014	1,672	4,686
Other direct and indirect/allocated expenses	37,229	1,885	39,114
Total Non-interest expenses	163,316	24,513	187,829
Income before income tax expense	121,930	15,997	137,927
Income tax expense	26,708	3,471	30,179
Net income	$95,222	$12,526	$107,748

Total assets	$8,134,923	$35,179	$8,170,102

	Commercial
As of and for the Year Ended December 31, 2022 (in thousands)	Banking	WM&T	Total
Net interest income	$232,971	$412	$233,383
Provision for credit losses	10,257	—	10,257
Net interest income after provision expense	222,714	412	223,126
Non-interest income:
Wealth management and trust services	—	36,111	36,111
All other non-interest income	53,038	—	53,038
Total non-interest income	53,038	36,111	89,149
Non-interest expenses:
Compensation and employee benefits	87,565	15,643	103,208
Net occupancy and equipment	13,631	667	14,298
Technology and communication	13,449	1,448	14,897
Intangible amortization	3,720	1,824	5,544
Other direct and indirect/allocated expenses	52,172	1,672	53,844
Total Non-interest expenses	170,537	21,254	191,791
Income before income tax expense	105,215	15,269	120,484
Income tax expense	23,917	3,273	27,190
Net income	81,298	11,996	93,294
Less net income attributed to non-controlling interest	322	—	322
Net income available to stockholders	$80,976	$11,996	$92,972

Total assets	$7,459,312	$36,949	$7,496,261

(28) Revenue from Contracts with Customers

All of Bancorp’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The table below presents Bancorp’s sources of non-interest income by business segment with items outside the scope of ASC 606 noted as such:

	Year Ended December 31, 2024

(in thousands)	Commercial	WM&T	Total

Wealth management and trust services	$—	$42,843	$42,843
Deposit service charges	8,906	—	8,906
Debit and credit card income	20,082	—	20,082
Treasury management fees	11,064	—	11,064
Mortgage banking income (1)	3,858	—	3,858
Gain (loss) on sale of securities (1)	-	—	-
Net investment product sales commissions and fees	3,571	—	3,571
Bank owned life insurance (1)	2,443	—	2,443
Gain (loss) on sale of premises and equipment (1)	(100)	—	(100)
Other (2)	2,563	—	2,563
Total non-interest income	$52,387	$42,843	$95,230

	Year Ended December 31, 2023

(in thousands)	Commercial	WM&T	Total

Wealth management and trust services	$—	$39,802	$39,802
Deposit service charges	8,866	—	8,866
Debit and credit card income	19,438	—	19,438
Treasury management fees	10,033	—	10,033
Mortgage banking income (1)	3,705	—	3,705
Gain (loss) on sale of securities (1)	(44)	—	(44)
Net investment product sales commissions and fees	3,205	—	3,205
Bank owned life insurance (1)	2,253	—	2,253
Gain (loss) on sale of premises and equipment (1)	(30)	—	(30)
Other (2)	4,992	—	4,992
Total non-interest income	$52,418	$39,802	$92,220

	Year Ended December 31, 2022

(in thousands)	Commercial	WM&T	Total

Wealth management and trust services	$—	$36,111	$36,111
Deposit service charges	8,286	—	8,286
Debit and credit card income	18,623	—	18,623
Treasury management fees	8,590	—	8,590
Mortgage banking income (1)	3,210	—	3,210
Net investment product sales commissions and fees	3,063	—	3,063
Bank owned life insurance (1)	1,597	—	1,597
Gain (loss) on sale of premises and equipment (1)	4,369	—	4,341
Other (2)	5,300	—	5,328
Total non-interest income	$53,038	$36,111	$89,149

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

WM&T provides customers fiduciary and investment management services as agreed upon in asset management contracts. The contracts require WM&T to provide a series of distinct services for which fees are earned over time. The contracts are cancellable upon demand with fees typically based upon the asset value of investments. Revenue is accrued and recognized monthly based upon month-end asset values and collected from the customer predominately in the following month except for a small percentage of fees collected quarterly. Incentive compensation related to WM&T activities is considered a cost of obtaining the contract. Contracts between WM&T and customers do not permit performance-based fees and accordingly, none of the fee income earned by WM&T is performance-based. Trust fees receivable totaled $4.5 million and $4.2 million at December 31, 2024 and December 31, 2023, respectively.

Net investment products sales commissions and fees represent the Bank’s share of transaction fees and wrap fees resulting from investment services and programs provided through an agent relationship with a third party broker-dealer. Transaction fees are assessed at the time of the transaction. Those fees are collected and recognized on a monthly basis. Trailing fees are based upon market values and are assessed, collected and recognized on a quarterly basis. Because the Bank acts as an agent in arranging the relationship between the customer and third party provider, and does not control the services rendered, investment product sales commissions and fees are reported net of related costs, including nominal incentive compensation, and trading activity charges of $968,000 and $883,000 for the years ended December 31, 2024 and 2023.

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

Bancorp did not establish any contract assets or liabilities as a result of adopting ASC 606, nor were any recognized during the year ended December 31, 2024.

Report of Independent Registered Public Accounting Firm

Stockholders, Board of Directors, and Audit Committee

Stock Yards Bancorp, Inc.

Louisville, Kentucky

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Stock Yards Bancorp, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2025, expressed an unqualified opinion thereon.

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

Allowances for Credit Losses on Loans

The Company’s loan portfolio totaled $6.5 billion as of December 31, 2024 and the associated allowance for credit losses on loans (“allowance account”) was $86.9 million. As discussed in Notes 1 and 5 to the financial statements, the allowance for credit losses on loans (ACL) is a contra-asset valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. The amount of the allowance account represented management’s best estimate of current expected credit losses on these financial instruments considering all relevant available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term adjusted for expected prepayments.

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

We identified the aggregation of determining adjustments for qualitative factors as a critical audit matter. The principal considerations for that determination included the high degree of judgment and subjectivity involved in evaluating management’s estimates, particularly as it related to evaluating management’s assessment of the adjustments to qualitative factors. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s significant estimates and assumptions.

How We Addressed the Matter in Our Audit

The primary procedures we performed related to this CAM included:

●

Obtained an understanding of the Company’s process for establishing qualitative factor adjustments in the ACL, including the qualitative factor adjustment model used as the method for developing the qualitative adjustments

●	Evaluated the effectiveness of the Company’s controls over the key qualitative adjustments to the ACL

●	Evaluated the completeness and accuracy and the relevance of the key data used as inputs in the qualitative factor adjustment process

●	Evaluated the reasonableness of the key assumptions used as inputs in the basis used for qualitative factor adjustments

/s/ Forvis Mazars, LLP

We have served as the Company’s auditor since 2018.

Indianapolis, Indiana

February 27, 2025

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

Forvis Mazars, LLP, the independent registered public accounting firm that audited the consolidated financial statements of Bancorp included in this Annual Report on Form 10-K, has issued a report on Bancorp’s internal control over financial reporting as of December 31, 2024. The report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024.

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

/s/ T. Clay Stinnett
T. Clay Stinnett
EVP and CFO

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Disclosure Controls and Procedures

Bancorp maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to record, process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on their evaluation of Bancorp’s disclosure controls and procedures which took place as of December 31, 2024, the Chairman/CEO and CFO believe that these controls and procedures are effective to ensure that Bancorp is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

Based on the evaluation of Bancorp’s disclosure controls and procedures by the Chairman/CEO and CFO; no changes occurred during the fiscal quarter ended December 31, 2024 in Bancorp’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

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

Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2024, based on the control criteria established in a report entitled Internal Control – Integrated Framework (2013), issued by the COSO. Based on such assessment, management has concluded that Bancorp’s internal control over financial reporting is effective as of December 31, 2024.

Forvis Mazars, LLP, the independent registered public accounting firm that audited the consolidated financial statements of Bancorp included in this Annual Report on Form 10-K, has also audited Bancorp’s internal control over financial reporting as of December 31, 2024. Their report expressed an unqualified opinion on the effectiveness of Bancorp’s internal control over financial reporting as of December 31, 2024.

/s/ James A. Hillebrand
James A. Hillebrand
Chairman and CEO

/s/ T. Clay Stinnett
T. Clay Stinnett
EVP and CFO

Report of Independent Registered Public Accounting Firm

Stockholders, Board of Directors, and Audit Committee

Stock Yards Bancorp, Inc.

Louisville, Kentucky

Opinion on the Internal Control over Financial Reporting

We have audited Stock Yards Bancorp, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2024 and 2023,, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and our report dated February 27, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ Forvis Mazars, LLP

Indianapolis, Indiana

February 27, 2025

Item 9B. Other Information.

(b) During the three months ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

NA.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information regarding the directors and executive officers of Bancorp is incorporated herein by reference to the discussion under the headings, “PROPOSAL 1: ELECTION OF DIRECTORS,” and “DELINQUENT SECTION 16(a) REPORTS,” in Bancorp’s Proxy Statement to be filed with the SEC for the 2025 Annual Meeting of Shareholders (“Proxy Statement”).

Information regarding the Audit Committee is incorporated herein by reference to the discussion under the headings, “CORPORATE GOVERNANCE – COMMITTEES OF THE BOARD,” and “REPORT OF THE AUDIT COMMITTEE,” in Bancorp’s Proxy Statement.

Bancorp has an insider trading policy governing the purchase, sale and other dispositions of Bancorp’s securities that applies to all Company personnel, including directors, officers, employees, and other covered persons. Bancorp also follows procedures for the repurchase of its securities. Bancorp believes that its insider trading policy and repurchase procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable the Company. A copy of Bancorp’s insider trading policy is filed as Exhibit 19 to this Form 10-K.

Information regarding principal occupation of Bancorp directors as of December 31, 2024 follows:

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

The following table lists the names and ages as of December 31, 2024 of all current executive officers of Bancorp and the Bank. Each executive officer is appointed by Bancorp’s Board of Directors to serve at the discretion of the Board.

There is no arrangement or understanding between any executive officer or Bancorp or the Bank and any other person(s) pursuant to which he/she was or is to be selected as an officer.

Name and Age	Position and Office Held with
of Executive Officer	Bancorp and the Bank
James A. Hillebrand	Chairman and CEO of Bancorp and SYB
Age 56
Philip S. Poindexter	President of Bancorp and SYB; Director of Bancorp and SYB
Age 58
T. Clay Stinnett	EVP, Treasurer and CFO of Bancorp and SYB
Age 51
Michael J. Croce	EVP and Director of Retail Banking of SYB
Age 55
William M. Dishman III	EVP and Chief Credit Officer of SYB
Age 61
Michael V. Rehm	EVP and Chief Lending Officer of SYB
Age 60
Shannon B. Budnick	EVP and Director of WM&T Division of SYB
Age 53

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a) (1)    Financial Statements:

Consolidated Balance Sheets – December 31, 2024 and 2023
Consolidated Statements of Income - years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Comprehensive Income (Loss) - years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Changes in Stockholders’ Equity - years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Cash Flows - years ended December 31, 2024, 2023 and 2022
Notes to Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm

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
10.5*

Form of Indemnification Agreement between Stock Yards Bank & Trust Company, S.Y. Bancorp, Inc. and each member of the Board of Directors, as filed as Exhibit 10.3 to Annual Report on Form 10-K for the year ended December 31, 2001, is incorporated by reference herein.

10.6*	Amendment No. 1 to the Director Nonqualified Deferred Compensation Plan, as filed as Exhibit 10.2 to Form 8-K filed on November 22, 2013, is incorporated by reference herein.
10.7*

Form of Amendment No. 1 to the Stock Yards Bank & Trust Company Executive Nonqualified Deferred Compensation Plan, as filed as Exhibit 10.1 to Form 8-K filed on December 18, 2014, is incorporated by reference herein.

10.8*

Form of Amendment No. 2 to the Stock Yards Bank & Trust Company Director Nonqualified Deferred Compensation Plan, as filed as Exhibit 10.2 to Form 8-K filed on December 18, 2014, is incorporated by reference herein.

10.9*	Stock Yards Bancorp, Inc. 2015 Omnibus Equity Compensation Plan, as filed as Exhibit 10.1 to Form 8-K, on April 27, 2015 is incorporated by reference herein.
10.10*	Form of Stock Appreciation Rights Agreement, as filed as Exhibit 10.2 to Form 8-K filed on March 17, 2016, is incorporated by reference herein.
10.11*	Amendment No. 1 to the Stock Yards Bancorp 2015 Omnibus Equity Compensation Plan, as filed as Exhibit 10.37 to Form 10-K filed on March 13, 2018, is incorporated by reference herein.
10.12*	Amendment No. 2 to the Stock Yards Bancorp 2015 Omnibus Equity Compensation Plan, as filed as Exhibit 10.1 to Form 8-K filed on May 1, 2018, is incorporated by reference herein.
10.13*	Form of Stock Appreciation Rights Grant Agreement, as filed as Exhibit 10.1 to Form 8-K filed on October 5, 2018, is incorporated by reference herein.
10.14*	Form of Director Restricted Stock Unit Award Agreement, as filed as Exhibit 10.29 to Annual Report on Form 10-K for the year ended December 31, 2021, of Bancorp in incorporated by reference herein.
10.15*

Amendment No. 2 to the Stock Yard Bank & Trust Company Executive Nonqualified Deferred Compensation Plan, as filed as Exhibit 10.30 to Annual Report on Form 10-K for the year ended December 31, 2021, of Bancorp is incorporated by reference herein.

10.16*	Form of Performance-Vested Stock Unit Grant Agreement, as filed as Exhibit 10.1 to Form 8-K filed on March 1, 2022, incorporated by reference herein.

10.17*

Executive Transition Agreement by and among Stock Yards Bank & Trust Company, Stock Yards Bancorp, Inc. and Kathleen C. Thompson, as filed as Exhibit 10.1 to Form 8-K filed on August 16, 2023, is incorporated by reference herein.

10.18*	Stock Yards Bancorp, Inc. Amended and Restated Omnibus Equity Compensation Plan, as filed as Appendix A to Schedule 14A, on March 14, 2024 is incorporated by reference herein.
10.19*+	Amended and Restated Change in Control Severance Agreement between Stock Yards Bank & Trust Company and William M. Dishman, III, effective February 1, 2025.
10.20*+	Second Amended and Restated Change in Control Severance Agreement between Stock Yards Bank & Trust Company and James. A. Hillebrand, effective January 21, 2025.
10.21*+	Amended and Restated Change in Control Severance Agreement between Stock Yards Bank & Trust Company and Michael J. Croce, effective February 1, 2025.
10.22*+	Amended and Restated Change in Control Severance Agreement between Stock Yards Bank & Trust Company and Michael V. Rehm, effective February 1, 2025.
10.23*+	Second Amended and Restated Change in Control Severance Agreement between Stock Yards Bank & Trust Company and Philip S. Poindexter, effective February 1, 2025.
10.24*+	Amended and Restated Change in Control Severance Agreement between Stock Yards Bank & Trust Company and Shannon Budnick, effective February 1, 2025.
10.25*+	Amended and Restated Change in Control Severance Agreement between Stock Yards Bank & Trust Company and T. Clay Stinnett, effective February 1, 2025.
14+	Code of Ethics for the CEO and Financial Executives
19+	Stock Yards Bancorp, Inc. Insider Trading Policy
21+	Subsidiaries of the Registrant
23.1+	Consent of Forvis Mazars, LLP
31.1+	Certification pursuant to Section 302 of the Sarbanes-Oxley Act by James A Hillebrand
31.2+	Certification pursuant to Section 302 of the Sarbanes-Oxley Act by T. Clay Stinnett
32.1**+	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by James A. Hillebrand
32.2**+	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by T. Clay Stinnett
97*+	Stock Yards Bancorp, Inc. Compensation Recoupment Policy
101+	The following financial statements from the Stock Yards Bancorp, Inc. December 31, 2024
Annual Report on Form 10-K, filed on February 27, 2025, formatted in inline eXtensible
Business Reporting Language (XBRL):
(1) Consolidated Balance Sheets
(2) Consolidated Statements of Income
(3) Consolidated Statements of Comprehensive Income
(4) Consolidated Statements of Changes in Stockholders’ Equity
(5) Consolidated Statements of Cash Flows
(6) Footnotes to Consolidated Financial Statements
104	The cover page from Stock Yards Bancorp Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in inline XBRL and contained in Exhibit 101.

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

Date: February 27, 2025	STOCK YARDS BANCORP, INC. (Registrant)

	By:	/s/ James A. Hillebrand
James A. Hillebrand
Chairman and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James A. Hillebrand	Chairman and CEO	February 27, 2025
James A. Hillebrand	(principal executive officer)

/s/ Philip S. Poindexter	President and Director	February 27, 2025
Philip S. Poindexter

/s/ T. Clay Stinnett	EVP and CFO	February 27, 2025
T. Clay Stinnett	(principal financial officer)

/s/ Michael B. Newton	SVP and Principal Accounting Officer	February 27, 2025
Michael B. Newton

/s/ Shannon B. Arvin	Director	February 27, 2025
Shannon B. Arvin

/s/ Paul J. Bickel	Director	February 27, 2025
Paul J. Bickel

/s/ Allison J. Donovan	Director	February 27, 2025
Allison J. Donovan

/s/ David P. Heintzman	Director	February 27, 2025
David P. Heinztman

/s/ Carl G. Herde	Director	February 27, 2025
Carl G. Herde

/s/ Richard A. Lechleiter	Director	February 27, 2025
Richard A. Lechleiter

/s/ Stephen M. Priebe	Director	February 27, 2025
Stephen M. Priebe

/s/ Edwin S. Saunier	Director	February 27, 2025
Edwin S. Saunier

/s/ John L. Schutte	Director	February 27, 2025
John L. Schutte

/s/ Laura L. Wells	Director	February 27, 2025
Laura L. Wells