Form 10-Q
period 2025-03-31
Stock Yards Bancorp, Inc.
filed 2025-05-06
CIK 835324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

or

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

The number of shares outstanding of the registrant’s Common Stock, no par value, as of April 30, 2025, was 29,468,915.

GLOSSARY OF ABBREVIATIONS AND ACRONYMS

The acronyms and abbreviations identified in alphabetical order below are used throughout this Report on Form 10-Q:

Acronym or Term	Definition	Acronym or Term	Definition	Acronym or Term	Definition
ACH	Automatic Clearing House	ESG	Environmental, Social and Governance	NPV	Net Present Value
AFS	Available for Sale	ETR	Effective Tax Rate	Net Interest Spread	Net Interest Spread (FTE)
APIC	Additional paid-in capital	EVP	Executive Vice President	NM	Not Meaningful
ACL	Allowance for Credit Losses	FASB	Financial Accounting Standards Board	OAEM	Other Assets Especially Mentioned
AOCI	Accumulated Other Comprehensive Income	FDIC	Federal Deposit Insurance Corporation	OREO	Other Real Estate Owned
ASC	Accounting Standards Codification	FFP	Federal Funds Purchased	PPP	SBA Paycheck Protection Program
ASU	Accounting Standards Update	FFS	Federal Funds Sold	PV	Present Value
ATM	Automated Teller Machine	FFTR	Federal Funds Target Rate	PCD	Purchased Credit Deteriorated
AUM	Assets Under Management	FHA	Federal Housing Authority	PD	Probability of Default
Bancorp / the Company	Stock Yards Bancorp, Inc.	FHC	Financial Holding Company	Prime	The Wall Street Journal Prime Interest Rate
Bank / SYB	Stock Yards Bank & Trust Company	FHLB	Federal Home Loan Bank of Cincinnati	Provision	Provision for Credit Losses
BOLI	Bank Owned Life Insurance	FHLMC	Federal Home Loan Mortgage Corporation	PSU	Performance Stock Unit
BP	Basis Point - 1/100th of one percent	FICA	Federal Insurance Contributions Act	ROA	Return on Average Assets
C&D	Construction and Land Development	FNMA	Federal National Mortgage Association	ROE	Return on Average Equity
Captive	SYB Insurance Company, Inc.	FRB	Federal Reserve Bank	RSA	Restricted Stock Award
C&I	Commercial and Industrial	FTE	Fully Tax Equivalent	RSU	Restricted Stock Unit
CB	Commonwealth Bancshares, Inc. and Commonwealth Bank & Trust Company	GAAP	United States Generally Accepted Accounting Principles	SAR	Stock Appreciation Right
CD	Certificate of Deposit	GLB	Gramm-Leach-Bliley Act	SBA	Small Business Administration
CDI	Core Deposit Intangible	GNMA	Government National Mortgage Association	SEC	Securities and Exchange Commission
CECL	Current Expected Credit Loss (ASC-326)	HELOC	Home Equity Line of Credit	SOFR	Secured Overnight Financing Right
CEO	Chief Executive Officer	HTM	Held to Maturity	SSUAR	Securities Sold Under Agreements to Repurchase
CFO	Chief Financial Officer	ITM	Interactive Teller Machine	SVP	Senior Vice President
CFPB	Consumer Financial Protection Bureau	KB	Kentucky Bancshares, Inc. and Kentucky Bank	TBA	To Be Annouced
CLI	Customer List Intangible	KSB	King Bancorp, Inc. and King Southern Bank	TBOC	The Bank Oldham County
CRA	Community Reinvestment Act	LGD	Loss Given Default	TCE	Tangible Common Equity
CRE	Commercial Real Estate	Loans	Loans and Leases	TPS	Trust Preferred Securities
DCF	Discounted Cash Flow	MBS	Mortgage Backed Securities	VA	U.S. Department of Veterans Affairs
DTA	Deferred Tax Asset	MSA	Metropolitan Statistical Area	WM&T	Wealth Management and Trust
DTL	Deferred Tax Liability	MSRs	Mortgage Servicing Rights	VA	U.S. Department of Veterans Affairs
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act	Nasdaq	The Nasdaq Stock Market, LLC
EPS	Earnings Per Share	NIM	Net Interest Margin (FTE)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2025 (unaudited) and December 31, 2024 (in thousands, except share data)

	March 31,	December 31,
	2025	2024
Assets
Cash and due from banks	$110,156	$78,925
Federal funds sold and interest bearing due from banks	293,580	212,095
Total cash and cash equivalents	403,736	291,020

Mortgage loans held for sale, at fair value	7,797	6,286
Available for sale debt securities (amortized cost of $1,140,571 in 2025 and $1,114,961 in 2024, respectively)	1,034,239	990,114
Held to maturity debt securities (fair value of $189,017 in 2025 and $341,357 in 2024, respectively)	212,451	370,171
Federal Home Loan Bank stock, at cost	29,315	21,603
Loans	6,646,360	6,520,402
Allowance for credit losses on loans	(88,814)	(86,943)
Net loans	6,557,546	6,433,459

Premises and equipment, net	113,971	112,736
Premises held for sale	2,305	2,321
Bank owned life insurance	89,991	89,370
Accrued interest receivable	27,280	27,697
Goodwill	194,074	194,074
Core deposit intangible	8,406	8,978
Customer list intangible	6,498	6,840
Other assets	309,869	308,750
Total assets	$8,997,478	$8,863,419

Liabilities
Deposits:
Non-interest bearing	$1,499,383	$1,456,138
Interest bearing	5,794,583	5,710,263
Total deposits	7,293,966	7,166,401

Securities sold under agreements to repurchase	151,424	162,967
Federal funds purchased	6,540	6,525
Subordinated debentures	26,806	26,806
Federal Home Loan Bank advances	300,000	300,000
Accrued interest payable	1,973	1,912
Other liabilities	241,296	258,332
Total liabilities	8,022,005	7,922,943

Commitments and contingent liabilities (Footnote 12)

Stockholders’ equity
Preferred stock, no par value. Authorized 1,000,000 shares; no shares issued or outstanding
Common stock, no par value. Authorized 40,000,000 shares; issued and outstanding 29,469,000 and 29,431,000 shares in 2025 and 2024, respectively	59,066	58,939
Additional paid-in capital	399,004	395,081
Retained earnings	597,243	577,607
Accumulated other comprehensive loss	(79,840)	(91,151)
Total stockholders’ equity	975,473	940,476
Total liabilities and equity	$8,997,478	$8,863,419

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

For the three months ended March 31, 2025 and 2024 (in thousands, except per share data)

	Three months ended
	March 31,
	2025	2024
Interest income:
Loans, including fees	$99,600	$85,840
Federal funds sold and interest bearing due from banks	2,001	2,096
Mortgage loans held for sale	77	31
Federal Home Loan Bank stock	532	468
Investment securities:
Taxable	8,495	7,657
Tax-exempt	461	453
Total interest income	111,166	96,545
Interest expense:
Deposits	34,581	31,866
Securities sold under agreements to repurchase	814	931
Federal funds purchased and other short-term borrowings	70	136
Federal Home Loan Bank advances	4,741	2,997
Subordinated debentures	408	545
Total interest expense	40,614	36,475
Net interest income	70,552	60,070
Provision for credit losses	900	1,425
Net interest income after provision expense	69,652	58,645
Non-interest income:
Wealth management and trust services	10,647	10,771
Deposit service charges	2,079	2,136
Debit and credit card income	4,508	4,682
Treasury management fees	2,673	2,625
Mortgage banking income	917	948
Net investment product sales commissions and fees	1,010	865
Bank owned life insurance	622	588
Other	540	656
Total non-interest income	22,996	23,271
Non-interest expenses:
Compensation	25,932	24,221
Employee benefits	5,785	5,876
Net occupancy and equipment	4,123	3,670
Technology and communication	4,828	5,069
Debit and credit card processing	1,819	1,746
Marketing and business development	1,515	1,075
Postage, printing and supplies	969	926
Legal and professional	907	1,115
FDIC insurance	1,223	1,112
Capital and deposit based taxes	700	630
Intangible amortization	914	1,052
Other	2,312	2,469
Total non-interest expenses	51,027	48,961
Income before income tax expense	41,621	32,955
Income tax expense	8,350	7,068
Net income	$33,271	$25,887
Net income per share - basic	$1.13	$0.89
Net income per share - diluted	$1.13	$0.88
Weighted average outstanding shares
Basic	29,349	29,250
Diluted	29,501	29,361

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

For the three months ended March 31, 2025 and 2024 (in thousands)

	Three months ended
	March 31,
	2025	2024

Net income	$33,271	$25,887
Other comprehensive income (loss):
Change in unrealized gain (loss) on AFS debt securities	18,515	(6,337)
Change in fair value of derivatives used in cash flow hedge	(3,497)	3,325
Total other comprehensive income (loss) before income tax effect	15,018	(3,012)
Income tax effect	3,707	(756)
Total other comprehensive income (loss) net of tax	11,311	(2,256)
Comprehensive income	$44,582	$23,631

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

For the three months ended March 31, 2025 and 2024 (in thousands, except per share data)

					Accumulated
	Common stock		Additional		other	Total
	Shares		paid-in	Retained	comprehensive	stockholders'
	outstanding	Amount	capital	earnings	loss	equity

Balance, January 1, 2025	29,431	$58,939	$395,081	$577,607	$(91,151)	$940,476

Activity for three months ended March 31, 2025:
Net income	—	—	—	33,271	—	33,271
Other comprehensive income	—	—	—	—	11,311	11,311
Stock compensation expense	—	—	1,153	—	—	1,153
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations	40	133	2,881	(4,622)	—	(1,608)
Cash dividends declared, $0.31 per share	—	—	—	(9,130)	—	(9,130)
Shares cancelled	(2)	(6)	(111)	117	—	-
Balance, March 31, 2025	29,469	$59,066	$399,004	$597,243	$(79,840)	$975,473

					Accumulated
	Common stock		Additional		other	Total
	Shares		paid-in	Retained	comprehensive	stockholders'
	outstanding	Amount	capital	earnings	loss	equity

Balance, January 1, 2024	29,329	$58,602	$385,955	$506,344	$(92,798)	$858,103

Activity for three months ended March 31, 2024:
Net income	—	—	—	25,887	—	25,887
Other comprehensive loss	—	—	—	—	(2,256)	(2,256)
Stock compensation expense	—	—	942	—	—	942
Reclassification adjustment - ASU 2023-02	—	—	—	2,482	—	2,482
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations	65	212	2,825	(4,675)	—	(1,638)
Cash dividends declared, $0.30 per share	—	—	—	(8,809)	—	(8,809)
Shares cancelled	(1)	(2)	(37)	39	—	—
Balance, March 31, 2024	29,393	$58,812	$389,685	$521,268	$(95,054)	$874,711

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

For the three months ended March 31, 2025 and 2024 (in thousands)

	2025	2024
Cash flows from operating activities:
Net income	$33,271	$25,887
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	900	1,425
Depreciation, amortization and accretion, net	1,254	3,438
Deferred income tax expense	584	754
Gain on sale of mortgage loans held for sale	(554)	(341)
Origination of mortgage loans held for sale	(29,997)	(22,617)
Proceeds from sale of mortgage loans held for sale	29,040	22,552
Bank owned life insurance income	(622)	(588)
Stock compensation expense	1,153	942
Excess tax benefit from share-based compensation arrangements	(380)	(4)
Net change in accrued interest receivable and other assets	6,853	(8,907)
Net change in accrued interest payable and other liabilities	(21,719)	(5,125)
Net cash provided by operating activities	19,783	17,416
Cash flows from investing activities:
Proceeds from maturities and paydowns of available for sale debt securities	223,533	30,325
Purchases of available for sale debt securities	(247,468)	—
Proceeds from maturities and paydowns of held to maturity debt securities	157,796	4,506
Purchases of FHLB stock	(15,972)	(9,782)
Proceeds from redemption of FHLB stock	8,260	1,343
Net change in loans	(124,832)	(77,689)
Purchases of premises and equipment	(1,943)	(1,830)
Other investment activities	(11,756)	(4,498)
Net cash used in investing activities	(12,382)	(57,625)
Cash flows from financing activities:
Net change in deposits	127,565	(61,668)
Net change in securities sold under agreements to repurchase and federal funds purchased	(11,528)	6,646
Proceeds from FHLB advances	300,000	200,000
Repayments of FHLB advances	(300,000)	(200,000)
Repurchase of common stock	(1,608)	(1,638)
Cash dividends paid	(9,114)	(8,867)
Net cash provided by (used in) financing activities	105,315	(65,527)
Net change in cash and cash equivalents	112,716	(105,736)
Beginning cash and cash equivalents	291,020	265,959
Ending cash and cash equivalents	$403,736	$160,223

 (continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (continued)

For the three months ended March 31, 2025 and 2024 (in thousands)

	2025	2024
Supplemental cash flow information:
Interest paid	$40,553	$36,375
Income taxes paid, net of refunds	6,085	5,115
Cash paid for operating lease liabilities	1,138	1,328

Supplemental non-cash activity:
Change in unfunded commitments in tax credit investments	$16,000	$-
Dividends payable to stockholders	185	181
Receivable for proceeds from matured HTM investment security	—	50,000
Loans transferred to OREO	75	—

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

To prepare the condensed consolidated financial statements, management must make estimates and assumptions that may require difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates are susceptible to material changes as a result of changes in facts and circumstances. Actual results could differ significantly from those estimates, and the results of operations for the three month period ended March 31, 2025 do not necessarily indicate the results that Bancorp will achieve for the year ended December 31, 2025, or any other interim period.

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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments in this update address investor requests for more transparency about income tax information through improvements to income tax disclosures, primarily related to effective tax rate reconciliation and information related to income taxes paid, among certain other amendments to improve the effectiveness of such disclosures. The amendments of this ASU are effective for fiscal years beginning after December 15, 2024 and are to be applied on a prospective basis. Bancorp will adopt this ASU effective December 31, 2025 and does not expect adoption to have a material impact on the consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this update improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The amendments in this update do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The amendments of this ASU are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Adoption of this ASU did not have a material impact on Bancorp’s consolidated financial statements.

Accounting Standards Updates – Generally, if an issued but not yet effective ASU with an expected immaterial impact to Bancorp has been disclosed in prior SEC filings, it will not be re-disclosed.

In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This ASU requires public companies to disclose specified information about certain costs and expenses in the notes to financial statements at each interim and annual reporting period. Specifically, public companies will be required to disclose the amounts of (a) purchases of inventory; (b) employee compensation; (c) depreciation; (d) intangible asset amortization; and (e) depreciation, depletion and amortization recognized as part of oil and gas producing activities (or other amounts of depletion expense) included in each relevant expense caption. Within the same tabular disclosure, an entity must disclose certain expense, gain or loss amounts that are already required under current U.S. GAAP. Further, an entity must disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. In addition, an entity must disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments in this ASU are effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We do not expect adoption of this standard to have a material impact on Bancorp’s consolidated financial statements.

(2)	Investment Securities

Debt securities purchased in which Bancorp has the intent and ability to hold to their maturity are classified as HTM securities. All other investment securities are classified as AFS securities.

AFS Debt Securities

The following table summarizes the amortized cost, unrealized gains and losses, and fair value of Bancorp’s AFS debt securities portfolio:

(in thousands)	Amortized	Unrealized
March 31, 2025	cost	Gains	Losses	Fair value

U.S. Treasury and other U.S. Government obligations	$247,835	$-	$(14)	$247,821
Government sponsored enterprise obligations	86,596	111	(3,810)	82,897
Mortgage backed securities - government agencies	677,301	24	(89,358)	587,967
Obligations of states and political subdivisions	126,185	2	(13,185)	113,002
Other	2,654	-	(102)	2,552
Total available for sale debt securities	$1,140,571	$137	$(106,469)	$1,034,239

December 31, 2024

U.S. Treasury and other U.S. Government obligations	$198,182	$33	$-	$198,215
Government sponsored enterprise obligations	88,895	110	(4,847)	84,158
Mortgage backed securities - government agencies	696,767	-	(105,790)	590,977
Obligations of states and political subdivisions	128,431	1	(14,198)	114,234
Other	2,686	-	(156)	2,530
Total available for sale debt securities	$1,114,961	$144	$(124,991)	$990,114

HTM Debt Securities

The following table summarizes the amortized cost, unrecognized gains and losses, and fair value of Bancorp’s HTM debt securities portfolio:

(in thousands)	Carrying	Unrecognized
March 31, 2025	value	Gains	Losses	Fair value

U.S. Treasury and other U.S. Government obligations	$1,981	$-	$(50)	$1,931
Government sponsored enterprise obligations	23,467	-	(1,600)	21,867
Mortgage backed securities - government agencies	187,003	3	(21,787)	165,219
Total held to maturity debt securities	$212,451	$3	$(23,437)	$189,017

December 31, 2024
U.S. Treasury and other U.S. Government obligations	$153,850	$-	$(741)	$153,109
Government sponsored enterprise obligations	25,395	-	(2,034)	23,361
Mortgage backed securities - government agencies	190,926	2	(26,041)	164,887
Total held to maturity debt securities	$370,171	$2	$(28,816)	$341,357

All investment securities classified as HTM by Bancorp as of March 31, 2025 are obligations of the U.S. Government and/or are issued by U.S. Government-sponsored agencies and have an implicit or explicit government guarantee. Therefore, no ACL has been recorded for Bancorp’s HTM securities as of March 31, 2025. Further, as of March 31, 2025, none of Bancorp’s HTM securities were in non-accrual or past due status.

Debt Securities by Contractual Maturity

A summary of AFS and HTM debt securities by contractual maturity as of March 31, 2025 follows:

	AFS Debt Securities		HTM Debt Securities
(in thousands)	Amortized cost	Fair value	Carrying value	Fair value

Due within one year	$255,139	$255,083	$14	$14
Due after one year but within five years	32,719	31,413	2,631	2,568
Due after five years but within 10 years	95,161	83,672	22,338	20,765
Due after 10 years	80,251	76,104	465	451
Mortgage backed securities - government agencies	677,301	587,967	187,003	165,219
Total	$1,140,571	$1,034,239	$212,451	$189,017

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

At March 31, 2025 and December 31, 2024, there were no holdings of debt securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

Accrued interest on the investment securities portfolio (AFS and HTM) totaled $4 million and $5 million at March 31, 2025 and December 31, 2024, respectively. Accrued interest receivable on the investment securities portfolios is included in the condensed consolidated balance sheets.

Securities with a carrying value of $881 million and $852 million were pledged at March 31, 2025 and December 31, 2024, respectively, to secure accounts of commercial depositors in cash management accounts, public deposits and uninsured cash balances for certain WM&T accounts.

Based on an evaluation of available information including security type, counterparty credit quality, past events, current conditions, and reasonable and supportable forecasts that are relevant to collectability, Bancorp has concluded that it expects to receive all contractual cash flows from each security held in its AFS and HTM debt securities portfolio. As such, no allowance or impairment was recorded with respect to investment securities as of March 31, 2025 and December 31, 2024.

Unrealized and Unrecognized Loss Analysis on Debt Securities

Debt securities with unrealized and unrecognized losses at March 31, 2025 and December 31, 2024, aggregated by investment category and length of time securities have been in a continuous unrealized loss position follows:

	AFS Debt Securities
	Less than 12 months		12 months or more		Total
(in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2025	value	losses	value	losses	value	losses

U.S. Treasury and other U.S. Government obligations	$247,821	$(14)	$-	$-	$247,821	$(14)
Government sponsored enterprise obligations	5,713	(48)	72,185	(3,786)	77,898	(3,834)
Mortgage-backed securities - government agencies	18,016	(212)	564,784	(89,122)	582,800	(89,334)
Obligations of states and political subdivisions	9,907	(143)	97,798	(13,042)	107,705	(13,185)
Other	-	-	2,552	(102)	2,552	(102)
Total AFS debt securities	$281,457	$(417)	$737,319	$(106,052)	$1,018,776	$(106,469)

December 31, 2024

Government sponsored enterprise obligations	$5,801	$(49)	$74,478	$(4,798)	$80,279	$(4,847)
Mortgage-backed securities - government agencies	23,159	(579)	567,818	(105,211)	590,977	(105,790)
Obligations of states and political subdivisions	9,181	(164)	101,407	(14,034)	110,588	(14,198)
Other	-	-	2,530	(156)	2,530	(156)
Total AFS debt securities	$38,141	$(792)	$746,233	$(124,199)	$784,374	$(124,991)

	HTM Debt Securities
	Less than 12 months		12 months or more		Total
(in thousands)	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
March 31, 2025	value	losses	value	losses	value	losses

U.S. Treasury and other U.S. Government obligations	$-	$-	$1,931	$(50)	$1,931	$(50)
Government sponsored enterprise obligations	388	(6)	21,479	(1,594)	21,867	(1,600)
Mortgage-backed securities - government agencies	151	(1)	164,739	(21,786)	164,890	(21,787)
Total HTM debt securities	$539	$(7)	$188,149	$(23,430)	$188,688	$(23,437)

December 31, 2024

U.S. Treasury and other U.S. Government obligations	$-	$-	$153,109	$(741)	$153,109	$(741)
Government sponsored enterprise obligations	396	(6)	22,965	(2,028)	23,361	(2,034)
Mortgage-backed securities - government agencies	-	-	164,724	(26,041)	164,724	(26,041)
Total HTM debt securities	$396	$(6)	$340,798	$(28,810)	$341,194	$(28,816)

Applicable dates for determining when securities are in unrealized and unrecognized loss positions are March 31, 2025 and December 31, 2024. As such, it is possible that a security had a market value lower than its amortized cost on other days during the past 12 months, but is not in the “Less than 12 months” category of the preceding table.

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

In evaluating debt securities in unrealized and unrecognized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, Bancorp considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition, among other factors. Unrealized and unrecognized losses on Bancorp’s investment securities portfolio have not been recognized as an expense because the securities are of high credit quality, and the decline in fair values is attributable to changes in the prevailing interest rate environment since the purchase date. Fair value is expected to recover as securities reach maturity and/or the interest rate environment returns to conditions similar to when these securities were purchased. These investments consisted of 471 and 488 separate investment positions as of March 31, 2025 and December 31, 2024, respectively. By dollar value, approximately 98% and 86% of the debt securities portfolio was in a loss position as of March 31, 2025 and December 31, 2024, respectively. There were no credit related factors underlying unrealized and unrecognized losses on debt securities at March 31, 2025 and December 31, 2024.

(3)	Loans and Allowance for Credit Losses on Loans

Composition of loans by class follows:

(in thousands)	March 31, 2025	December 31, 2024

Commercial real estate - non-owner occupied	$1,870,352	$1,835,935
Commercial real estate - owner occupied	1,004,774	1,002,853
Total commercial real estate	2,875,126	2,838,788

Commercial and industrial - term	899,813	884,399
Commercial and industrial - lines of credit	563,933	554,255
Total commercial and industrial	1,463,746	1,438,654

Residential real estate - owner occupied	813,823	805,080
Residential real estate - non-owner occupied	381,429	382,744
Total residential real estate	1,195,252	1,187,824

Construction and land development	679,345	623,005
Home equity lines of credit	252,125	247,433
Consumer	140,009	144,644
Leases	14,460	15,514
Credits cards	26,297	24,540
Total loans (1)	$6,646,360	$6,520,402

(1) Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs.

Accrued interest receivable on loans, which is excluded from the amortized cost of loans, totaled $24 million and $23 million at March 31, 2025 and December 31, 2024, respectively, and was included in the condensed consolidated balance sheets.

Loans with carrying amounts of $3.55 billion and $3.48 billion were pledged to secure FHLB borrowing capacity at March 31, 2025 and December 31, 2024, respectively.

Loans to directors and their related interests, including loans to companies for which directors are principal owners and executive officers, totaled $91 million and $97 million as of March 31, 2025 and December 31, 2024, respectively.

ACL for Loans

The tables below reflects activity in the ACL for loans:

(in thousands) Three Months Ended March 31, 2025	Beginning Balance	Provision for Credit Losses on Loans	Charge-offs	Recoveries	Ending Balance

Commercial real estate - non-owner occupied	$13,935	$663	$-	$18	$14,616
Commercial real estate - owner occupied	10,192	1,647	-	-	11,839
Total commercial real estate	24,127	2,310	-	18	26,455

Commercial and industrial - term	21,284	(764)	(260)	1,417	21,677
Commercial and industrial - lines of credit	6,496	133	-	-	6,629
Total commercial and industrial	27,780	(631)	(260)	1,417	28,306

Residential real estate - owner occupied	14,468	(983)	(50)	3	13,438
Residential real estate - non-owner occupied	5,154	(667)	-	-	4,487
Total residential real estate	19,622	(1,650)	(50)	3	17,925

Construction and land development	10,981	406	-	-	11,387
Home equity lines of credit	1,277	13	(10)	-	1,280
Consumer	2,531	403	(203)	113	2,844
Leases	370	(29)	-	-	341
Credit cards	255	78	(91)	34	276
Total	$86,943	$900	$(614)	$1,585	$88,814

(in thousands) Three Months Ended March 31, 2024	Beginning Balance	Provision for Credit Losses on Loans	Charge-offs	Recoveries	Ending Balance

Commercial real estate - non-owner occupied	$22,133	$(326)	$-	$16	$21,823
Commercial real estate - owner occupied	11,667	(441)	-	4	11,230
Total commercial real estate	33,800	(767)	-	20	33,053

Commercial and industrial - term	14,359	(673)	(23)	253	13,916
Commercial and industrial - lines of credit	6,495	(441)	-	204	6,258
Total commercial and industrial	20,854	(1,114)	(23)	457	20,174

Residential real estate - owner occupied	9,316	2,509	(14)	15	11,826
Residential real estate - non-owner occupied	4,282	449	-	-	4,731
Total residential real estate	13,598	2,958	(14)	15	16,557

Construction and land development	7,593	(134)	-	-	7,459
Home equity lines of credit	1,660	4	-	2	1,666
Consumer	1,407	192	(210)	111	1,500
Leases	220	12	-	-	232
Credit cards	242	24	(15)	5	256
Total	$79,374	$1,175	$(262)	$610	$80,897

The following tables present the amortized cost basis of non-performing loans and the amortized cost basis of loans on non-accrual status for which there was no related ACL losses:

	Non-accrual Loans		Past Due 90-Days-
(in thousands)	With No	Total	or-More and Still
March 31, 2025	Recorded ACL	Non-accrual	Accruing Interest

Commercial real estate - non-owner occupied	$—	$4,947	$—
Commercial real estate - owner occupied	1,145	2,102	—
Total commercial real estate	1,145	7,049	—

Commercial and industrial - term	302	1,263	95
Commercial and industrial - lines of credit	—	—	—
Total commercial and industrial	302	1,263	95

Residential real estate - owner occupied	484	5,462	—
Residential real estate - non-owner occupied	—	1,609	—
Total residential real estate	484	7,071	—

Construction and land development	—	80	—
Home equity lines of credit	—	5	—
Consumer	—	397	—
Leases	—	—	—
Credit cards	—	—	188
Total	$1,931	$15,865	$283

	Non-accrual Loans		Past Due 90-Days-
(in thousands)	With No	Total	or-More and Still
December 31, 2024	Recorded ACL	Non-accrual	Accruing Interest

Commercial real estate - non-owner occupied	$4,409	$5,221	$—
Commercial real estate - owner occupied	434	1,231	73
Total commercial real estate	4,843	6,452	73

Commercial and industrial - term	3,828	4,903	95
Commercial and industrial - lines of credit	—	—	19
Total commercial and industrial	3,828	4,903	114

Residential real estate - owner occupied	371	7,168	—
Residential real estate - non-owner occupied	—	2,451	39
Total residential real estate	371	9,619	39

Construction and land development	—	311	—
Home equity lines of credit	—	70	91
Consumer	—	372	—
Leases	—	—	—
Credit cards	—	—	170
Total	$9,042	$21,727	$487

For the three month periods ended March 31, 2025 and 2024, the amount of accrued interest income previously recorded as revenue and subsequently reversed due to the change in accrual status was immaterial.

For the three month periods ended March 31, 2025 and 2024, no interest income was recognized on loans on non-accrual status.

The following table presents the amortized cost basis and ACL allocated for collateral dependent loans, which are individually evaluated to determine expected credit losses:

(in thousands) March 31, 2025	Real Estate	Accounts Receivable / Equipment	Other	Total	ACL Allocation

Commercial real estate - non-owner occupied	$11,547	$-	$-	$11,547	$2,041
Commercial real estate - owner occupied	4,390	-	-	4,390	757
Total commercial real estate	15,937	-	-	15,937	2,798

Commercial and industrial - term	813	522	78	1,413	753
Commercial and industrial - lines of credit	335	200	-	535	136
Total commercial and industrial	1,148	722	78	1,948	889

Residential real estate - owner occupied	4,843	-	-	4,843	1,108
Residential real estate - non-owner occupied	2,111	-	-	2,111	755
Total residential real estate	6,954	-	-	6,954	1,863

Construction and land development	80	-	-	80	-
Home equity lines of credit	5	-	-	5	-
Consumer	-	-	398	398	30
Leases	-	-	-	-	-
Credit cards	-	-	-	-	-
Total collateral dependent loans	$24,124	$722	$476	$25,322	$5,580

(in thousands) December 31, 2024	Real Estate	Accounts Receivable / Equipment	Other	Total	ACL Allocation

Commercial real estate - non-owner occupied	$11,699	$-	$-	$11,699	$1,075
Commercial real estate - owner occupied	3,547	-	-	3,547	764
Total commercial real estate	15,246	-	-	15,246	1,839

Commercial and industrial - term	740	4,062	76	4,878	516
Commercial and industrial - lines of credit	349	200	-	549	139
Total commercial and industrial	1,089	4,262	76	5,427	655

Residential real estate - owner occupied	6,514	-	-	6,514	448
Residential real estate - non-owner occupied	2,974	-	-	2,974	852
Total residential real estate	9,488	-	-	9,488	1,300

Construction and land development	311	-	-	311	20
Home equity lines of credit	70	-	-	70	-
Consumer	-	-	356	356	34
Leases	-	-	-	-	-
Credit cards	-	-	-	-	-
Total collateral dependent loans	$26,204	$4,262	$432	$30,898	$3,848

The following tables present the aging of contractually past due loans by portfolio class:

(in thousands)		30-59 days	60-89 days	90 or more	Total Past	Total
March 31, 2025	Current	Past Due	Past Due	days Past Due	Due Loans	Loans

Commercial real estate - non-owner occupied	$1,864,059	$1,048	$526	$4,719	$6,293	$1,870,352
Commercial real estate - owner occupied	998,139	1,176	4,507	952	6,635	1,004,774
Total commercial real estate	2,862,198	2,224	5,033	5,671	12,928	2,875,126

Commercial and industrial - term	898,044	132	284	1,353	1,769	899,813
Commercial and industrial - lines of credit	563,666	267	—	—	267	563,933
Total commercial and industrial	1,461,710	399	284	1,353	2,036	1,463,746

Residential real estate - owner occupied	798,873	10,416	53	4,481	14,950	813,823
Residential real estate - non-owner occupied	379,591	229	—	1,609	1,838	381,429
Total residential real estate	1,178,464	10,645	53	6,090	16,788	1,195,252

Construction and land development	679,265	—	—	80	80	679,345
Home equity lines of credit	251,504	621	—	—	621	252,125
Consumer	139,308	301	92	308	701	140,009
Leases	14,460	—	—	—	—	14,460
Credit cards	25,943	147	19	188	354	26,297
Total	$6,612,852	$14,337	$5,481	$13,690	$33,508	$6,646,360

(in thousands)		30-59 days	60-89 days	90 or more	Total Past	Total
December 31, 2024	Current	Past Due	Past Due	days Past Due	Due Loans	Loans

Commercial real estate - non-owner occupied	$1,831,135	$168	$4,410	$222	$4,800	$1,835,935
Commercial real estate - owner occupied	1,001,351	648	715	139	1,502	1,002,853
Total commercial real estate	2,832,486	816	5,125	361	6,302	2,838,788

Commercial and industrial - term	879,597	103	2,740	1,959	4,802	884,399
Commercial and industrial - lines of credit	552,655	59	1,522	19	1,600	554,255
Total commercial and industrial	1,432,252	162	4,262	1,978	6,402	1,438,654

Residential real estate - owner occupied	789,286	7,737	3,176	4,881	15,794	805,080
Residential real estate - non-owner occupied	381,177	628	56	883	1,567	382,744
Total residential real estate	1,170,463	8,365	3,232	5,764	17,361	1,187,824

Construction and land development	622,614	391	—	—	391	623,005
Home equity lines of credit	246,700	424	194	115	733	247,433
Consumer	143,796	470	69	309	848	144,644
Leases	15,514	—	—	—	—	15,514
Credit cards	24,122	220	27	171	418	24,540
Total	$6,487,947	$10,848	$12,909	$8,698	$32,455	$6,520,402

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

As of March 31, 2025, the risk rating of loans based on year of origination was as follows:

							Revolving
							loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						amortized
March 31, 2025	2025	2024	2023	2022	2021	Prior	cost basis	Total

Commercial real estate - non-owner occupied:
Risk rating
Pass	$109,664	$367,190	$296,313	$401,430	$288,667	$331,642	$27,075	$1,821,981
OAEM	7,768	5,884	-	162	10,627	14,729	-	39,170
Substandard	-	1,544	-	2,290	-	322	98	4,254
Substandard non-performing	63	265	-	-	-	4,619	-	4,947
Doubtful	-	-	-	-	-	-	-	-
Total Commercial real estate non-owner occupied	$117,495	$374,883	$296,313	$403,882	$299,294	$351,312	$27,173	$1,870,352
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate - owner occupied:
Risk rating
Pass	$55,050	$116,399	$160,317	$164,943	$170,999	$280,063	$20,600	$968,371
OAEM	-	5,891	231	1,563	1,836	3,338	-	12,859
Substandard	1,100	6,085	6,934	3,528	3,575	220	-	21,442
Substandard non-performing	-	674	-	-	716	712	-	2,102
Doubtful	-	-	-	-	-	-	-	-
Total Commercial real estate owner occupied	$56,150	$129,049	$167,482	$170,034	$177,126	$284,333	$20,600	$1,004,774
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial and industrial - term:
Risk rating
Pass	$84,007	$287,017	$162,304	$180,171	$109,713	$59,211	$-	$882,423
OAEM	1,125	8,337	147	1,269	53	20	-	10,951
Substandard	-	-	359	1,243	3,372	202	-	5,176
Substandard non-performing	-	547	159	154	-	403	-	1,263
Doubtful	-	-	-	-	-	-	-	-
Total Commercial and industrial - term	$85,132	$295,901	$162,969	$182,837	$113,138	$59,836	$-	$899,813
Current period gross charge offs	$-	$(45)	$(215)	$-	$-	$-	$-	$(260)

Commercial and industrial - lines of credit
Risk rating
Pass	$5,434	$109,361	$11,914	$2,045	$2,380	$2,708	$396,150	$529,992
OAEM	-	2,416	-	-	-	-	9,970	12,386
Substandard	-	-	-	-	-	-	21,555	21,555
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Commercial and industrial - lines of credit	$5,434	$111,777	$11,914	$2,045	$2,380	$2,708	$427,675	$563,933
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

(continued)

(continued)

							Revolving
							loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						amortized
March 31, 2025	2025	2024	2023	2022	2021	Prior	cost basis	Total

Residential real estate - owner occupied
Risk rating
Pass	$29,888	$156,228	$153,504	$162,591	$154,987	$150,571	$-	$807,769
OAEM	-	156	-	-	85	-	-	241
Substandard	-	-	-	12	-	339	-	351
Substandard non-performing	251	580	2,129	1,938	53	511	-	5,462
Doubtful	-	-	-	-	-	-	-	-
Total Residential real estate - owner occupied	$30,139	$156,964	$155,633	$164,541	$155,125	$151,421	$-	$813,823
Current period gross charge offs	$-	$-	$(45)	$-	$-	$(5)	$-	$(50)

Residential real estate - non-owner occupied
Risk rating
Pass	$23,880	$72,094	$62,576	$69,881	$67,424	$83,351	$-	$379,206
OAEM	-	-	-	-	-	501	-	501
Substandard	-	-	-	-	-	113	-	113
Substandard non-performing	-	150	1,134	210	-	115	-	1,609
Doubtful	-	-	-	-	-	-	-	-
Total Residential real estate - non-owner occupied	$23,880	$72,244	$63,710	$70,091	$67,424	$84,080	$-	$381,429
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Construction and land development
Risk rating
Pass	$74,817	$273,442	$249,976	$52,257	$8,178	$3,656	$10,898	$673,224
OAEM	-	3,681	-	-	-	-	-	3,681
Substandard	-	-	1,361	-	-	-	999	2,360
Substandard non-performing	-	80	-	-	-	-	-	80
Doubtful	-	-	-	-	-	-	-	-
Total Construction and land development	$74,817	$277,203	$251,337	$52,257	$8,178	$3,656	$11,897	$679,345
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Home equity lines of credit
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$251,036	$251,036
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	1,084	1,084
Substandard non-performing	-	-	-	-	-	-	5	5
Doubtful	-	-	-	-	-	-	-	-
Total Home equity lines of credit	$-	$-	$-	$-	$-	$-	$252,125	$252,125
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$(10)	$(10)

Consumer
Risk rating
Pass	$4,930	$20,784	$16,601	$11,791	$5,464	$1,604	$78,438	$139,612
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	126	183	39	24	25	-	397
Doubtful	-	-	-	-	-	-	-	-
Total Consumer	$4,930	$20,910	$16,784	$11,830	$5,488	$1,629	$78,438	$140,009
Current period gross charge offs	$(170)	$(26)	$(3)	$(2)	$-	$(2)	$-	$(203)

(continued)

(continued)

							Revolving
							loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						amortized
March 31, 2025	2025	2024	2023	2022	2021	Prior	cost basis	Total

Leases
Risk rating
Pass	$166	$4,715	$5,106	$1,591	$1,308	$483	$-	$13,369
OAEM	-	-	-	-	-	-	-	-
Substandard	-	24	-	532	491	44	-	1,091
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Leases	$166	$4,739	$5,106	$2,123	$1,799	$527	$-	$14,460
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Credit cards
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$26,297	$26,297
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Credit cards	$-	$-	$-	$-	$-	$-	$26,297	$26,297
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$(91)	$(91)

Total loans
Risk rating
Pass	$387,836	$1,407,230	$1,118,611	$1,046,700	$809,120	$913,289	$810,494	$6,493,280
OAEM	8,893	26,365	378	2,994	12,601	18,588	9,970	79,789
Substandard	1,100	7,653	8,654	7,605	7,438	1,240	23,736	57,426
Substandard non-performing	314	2,422	3,605	2,341	793	6,385	5	15,865
Doubtful	-	-	-	-	-	-	-	-
Total Loans	$398,143	$1,443,670	$1,131,248	$1,059,640	$829,952	$939,502	$844,205	$6,646,360
Current period gross charge offs	$(261)	$(71)	$(263)	$(2)	$-	$-	$(17)	$(614)

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

For certain loan classes, such as credit cards, credit quality is evaluated based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in credit cards based on payment activity:

	March 31,	December 31,
(in thousands)	2025	2024

Credit cards
Performing	$26,109	$24,370
Non-performing	188	170
Total credit cards	$26,297	$24,540

Bancorp had $509,000 and $569,000, respectively, in residential real estate loans for which formal foreclosure proceedings were in process at March 31, 2025 and December 31, 2024.

Modifications to Borrowers Experiencing Financial Difficulty

During the three month periods ended March 31, 2025 and 2024 there were no modifications made to loans for borrowers experiencing financial difficulty and there were no payment defaults of existing modified loans within 12 months following modification. Default is determined at 90 days or more past due, charge off, or foreclosure.

(4)	Goodwill

As of March 31, 2025 and December 31, 2024, goodwill totaled $194 million, of which $172 million was attributed to the commercial banking segment and $22 million is attributed to WM&T.

The composition of goodwill presented by respective acquisition and year follows:

	March 31,	December 31,
(in thousands)	2025	2024
Commonwealth Bancshares (2022)	$58,244	$58,244
Kentucky Bancshares (2021)	123,317	123,317
King Southern Bancorp (2019)	11,831	11,831
Austin State Bank (1996)	682	682
Total	$194,074	$194,074

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

Changes in the net carrying amount of CDIs follows:

	Three months ended
	March 31,
(in thousands)	2025	2024
Balance at beginning of period	$8,978	$11,944
Amortization	(572)	(672)
Balance at end of period	$8,406	$11,272

As a result of the CB acquisition, Bancorp also recorded initial intangible assets totaling $14 million associated with the customer list of the acquired WM&T business. Similar to CDI assets, this intangible asset also amortizes over its estimated useful life.

Changes in the net carrying amount of the CLI follows:

	Three months ended
	March 31,
(in thousands)	2025	2024
Balance at beginning of period	$6,840	$8,360
Amortization	(342)	(380)
Balance at end of period	$6,498	$7,980

Future CDI and CLI amortization expense is estimated as follows:

(in thousands)	CDI	CLI
Remainder of 2025	$1,719	$1,026
2026	1,979	1,216
2027	1,668	1,064
2028	1,311	912
2029	888	760
2030	576	608
2031	265	456
2032	-	304
2033	-	152
Total future expense	$8,406	$6,498

(6)	Other Assets

A summary of the major components of other assets follows:

	March 31,	December 31,
(in thousands)	2025	2024

Cash surrender value of life insurance other than BOLI	$19,718	$19,895
Net deferred tax asset	47,351	51,646
Investments in tax credit partnerships	197,011	185,424
Swap assets	5,290	12,437
Prepaid assets	6,071	6,369
WM&T fees receivable	4,768	4,523
Mortgage servicing rights	10,817	11,333
Other real estate owned	85	10
Other	18,758	17,113
Total other assets	$309,869	$308,750

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

For additional information related to MSRs, see the footnote titled “Mortgage Banking Activities.”

(7)	Income Taxes

Components of income tax expense from operations follows:

	Three months ended
	March 31,
(in thousands)	2025	2024
Current income tax expense:
Federal	$6,398	$5,116
State	1,368	1,198
Total current income tax expense	7,766	6,314

Deferred income tax expense:
Federal	456	587
State	128	167
Total deferred income tax expense	584	754
Change in valuation allowance	-	-
Total income tax expense	$8,350	$7,068

An analysis of the difference between the statutory and ETRs from operations follows:

	Three months ended
	March 31,
	2025	2024
U.S. federal statutory income tax rate	21.00%	21.00%
State income taxes, net of federal benefit	2.84	3.27
Excess tax benefit from stock-based compensation arrangements	(0.65)	0.32
Change in cash surrender value of life insurance	(0.22)	(0.96)
Tax Credits	(2.70)	(0.69)
Tax exempt interest income	(0.34)	(0.49)
Adoption of ASU 2023-02	-	(1.28)
Other, net	0.13	0.28
Effective tax rate	20.06%	21.45%

Current state income tax expense for 2025 and 2024 represents tax owed to the states of Kentucky, Indiana and Illinois. Ohio state taxes are based on bank capital levels and are recorded as other non-interest expense.

On April 10, 2023, the IRS issued a proposed regulation that would potentially classify section 831(b) captive activity as a “listed transaction,” and disallow the related tax benefits, both prospectively and retroactively. The regulation was finalized on January 10, 2025, clarifying what is considered a listed transaction or a transaction of interest. Based on the final regulations, there is no change in the status for the captive insurance structure in place previously, which Bancorp dissolved in 2023. The captive remains classified as a transaction of interest for the open tax years and there is no reserve for an uncertain tax position based on the final regulation.

GAAP provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns. If recognized, tax benefits would reduce tax expense and accordingly, increase net income. The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current year tax positions, expiration of open income tax returns due to statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examination, litigation and legislative activity and addition or elimination of uncertain tax positions. As of March 31, 2025 and December 31, 2024, the gross amount of unrecognized tax benefits was immaterial to Bancorp’s consolidated financial statements. Federal income tax returns are subject to examination for the years after 2020 and state income tax returns are subject to examination for the years after 2019.

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

Bancorp’s investments in tax credit partnerships, including the related unfunded contributions, totaled $197 million and $185 million as of March 31, 2025 and December 31, 2024, respectively, and are included in other assets on the condensed consolidated balance sheets.

As of March 31, 2025, Bancorp’s expected payments for unfunded contributions related to investments in tax credit partnerships, which are accrued and included in other liabilities on the condensed consolidated balance sheets, were as follows:

(dollars in thousands)	March 31, 2025
Remainder of 2025	$73,146
2026	52,979
2027	15,625
2028	1,160
2029	1,324
Thereafter	7,248
Total unfunded contributions	$151,482

The following table presents tax credits and other tax benefits recognized in addition to amortization expense related to Bancorp’s investment in tax credit partnerships for the three month periods ended March 31, 2025 and 2024:

	Three months ended
	March 31,
(in thousands)	2025	2024
Proportional amortization method:
Tax credits and other tax benefits recognized	$5,692	$3,551
Amortization expense in provision for income taxes	4,399	2,853
Amortization expense in other non-interest expense	-	-

There were no impairment losses related to Bancorp’s investments in tax credit partnerships during the three month periods ended March 31, 2025 and 2024.

(8)	Deposits

The composition of deposits follows:

(in thousands)	March 31, 2025	December 31, 2024

Non-interest bearing demand deposits	$1,499,383	$1,456,138
Interest bearing deposits:
Interest bearing demand	2,545,857	2,649,142
Savings	429,172	419,355
Money market	1,343,031	1,403,978

Time deposits of $250 thousand or more	483,776	365,024
Other time deposits	992,747	872,764
Total time deposits	1,476,523	1,237,788
Total interest bearing deposits	5,794,583	5,710,263
Total deposits	$7,293,966	$7,166,401

(9)	Securities Sold Under Agreements to Repurchase

SSUAR represent a funding source of Bancorp and are primarily used by commercial customers in conjunction with collateralized corporate cash management accounts. Such repurchase agreements are considered financing agreements and mature within one business day from the transaction date. At March 31, 2025 and December 31, 2024, all of these financing arrangements had overnight maturities and were secured by government sponsored enterprise obligations and government agency mortgage-backed securities that were owned and controlled by Bancorp.

Information concerning SSUAR follows:

(dollars in thousands)	March 31, 2025	December 31, 2024
Outstanding balance at end of period	$151,424	$162,967
Weighted average interest rate at end of period	2.07%	2.10%

	Three months ended
	March 31,
(dollars in thousands)	2025	2024

Average outstanding balance during the period	$158,985	$164,979
Average interest rate during the period	2.08%	2.27%
Maximum outstanding at any month end during the period	$192,507	$179,428

(10)	Subordinated Debentures

As a result of its acquisition of Commonwealth Bancshares, Inc. on March 7, 2022, Bancorp became the 100% successor owner of the following unconsolidated trust subsidiaries: Commonwealth Statutory Trust III, Commonwealth Statutory Trust IV and Commonwealth Statutory Trust V. The sole assets of the trust subsidiaries represent the proceeds of offerings loaned in exchange for subordinated debentures with similar terms to the TPS. The TPS are treated as part of Tier I Capital. The subordinated notes and related interest expense are included in Bancorp’s consolidated financial statements. The subordinated notes are currently redeemable at Bancorp’s option on a quarterly basis. Bancorp chose not to redeem the subordinated notes on April 1, 2025 and carried the notes at the costs noted below at March 31, 2025:

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

FHLB advances outstanding at March 31, 2025 consist of a rolling $300 million three-month advance that matures in May 2025, which Bancorp utilizes in conjunction with interest rate swaps in an effort to hedge cash flows. FHLB advances outstanding at December 31, 2024 consisted of a rolling $300 million three-month advance that matured in February 2025, which was also utilized in conjunction with the previously mentioned interest rate swaps.

For the three month period ended March 31, 2025, gross proceeds and repayments related to FHLB advances totaled $775 million and $775 million, respectively. Net proceeds and repayments related to FHLB advances (excluding those with maturities of 90 days or less) totaled $300 million and $300 million for the three months ended March 31, 2025. For the three month period ended March 31, 2024, gross proceeds and repayments totaled $725 million and $725 million, respectively. Net proceeds and repayments (excluding those with maturities of 90 days or less) for the three month period ended March 31, 2024 totaled $200 million and $200 million.

Information regarding FHLB advances follows. The average interest rate information provided includes the benefit associated with the related interest rate swaps:

(dollars in thousands)	March 31, 2025	December 31, 2024
Outstanding balance at end of period	$300,000	$300,000
Weighted average interest rate at end of period	3.97%	3.77%

FHLB advances are collateralized by certain CRE and residential real estate mortgage loans under blanket mortgage collateral pledge agreements. Bancorp views these advances as an effective lower-costing funding option compared to other alternatives, such as brokered deposits, to fund loan growth. At March 31, 2025 and December 31, 2024, the amount of available credit from the FHLB totaled $1.27 billion and $1.25 billion, respectively.

Bancorp also had unsecured available FFP lines with correspondent banks totaling $80 million at both March 31, 2025 and December 31, 2024, respectively.

(12)	Commitments and Contingent Liabilities

As of March 31, 2025 and December 31, 2024, Bancorp had various commitments outstanding that arose in the normal course of business which are properly not reflected in the condensed consolidated financial statements. Total off-balance sheet commitments to extend credit follows:

(in thousands)	March 31, 2025	December 31, 2024
Commercial and industrial	$873,629	$876,503
Construction and development	566,606	566,045
Home equity lines of credit	420,138	403,461
Credit cards	91,592	92,060
Overdrafts	57,553	58,078
Standby letters of credit	30,041	30,472
Other	86,491	86,010
Future loan commitments	245,684	325,613
Total off balance sheet commitments to extend credit	$2,371,734	$2,438,242

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

The ACL for off balance sheet credit exposures, which is separate from the ACL for loans and recorded in other liabilities on the consolidated balance sheets, was $6.8 million as of both March 31, 2025 and December 31, 2024, respectively. No provision expense for off balance sheet exposures was recorded for the three month period ended March 31, 2025, as overall utilization was flat during the first quarter.

Provision for credit loss expense for off balance sheet credit exposures of $250,000 was recorded for the three months ended March 31, 2024, attributed mainly to the addition of new CRE and C&I lines of credit.

Standby letters of credit are conditional commitments issued by Bancorp to guarantee the performance of a customer to a first party beneficiary. Those guarantees are primarily issued to support commercial transactions. Standby letters of credit generally have maturities of one to two years.

Certain commercial customers require confirmation of Bancorp’s letters of credit by other banks since Bancorp does not have a rating by a national rating agency. Terms of the agreements range from one month to a year with certain agreements requiring between one and six months’ notice to cancel. If an event of default on all contracts had occurred at March 31, 2025, Bancorp would have been required to make payments of approximately $4 million, or the maximum amount payable under those contracts. No payments have ever been required because of default on these contracts. These agreements are normally secured by collateral acceptable to Bancorp, which limits credit risk associated with the agreements.

Bancorp periodically invests in certain partnerships that generate federal income tax credits, which result in contribution commitments. Such commitments are recorded in other liabilities on the consolidated balance sheets. While contributions are made periodically over the life of the respective investments, which can be up to 10 years depending on the type of investment, the majority of contributions associated with a respective investment are made within the first few years after entering the partnership. Bancorp invested in several larger tax credit partnerships in recent years, which have served as an economical means of fulfilling CRA goals. As of March 31, 2025, tax credit contribution commitments of $152 million were recorded in other liabilities on the consolidated balance sheets.

As of March 31, 2025, in the normal course of business, there were pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate result of these legal actions and proceedings will not have a material adverse effect on the consolidated financial position or results of operations of Bancorp.

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

Carrying values of assets measured at fair value on a recurring basis follows:

	Fair Value Measurements Using:			Total
March 31, 2025 (in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Available for sale debt securities:
U.S. Treasury and other U.S. Government obligations	$247,821	$—	$—	$247,821
Government sponsored enterprise obligations	—	82,897	—	82,897
Mortgage backed securities - government agencies	—	587,967	—	587,967
Obligations of states and political subdivisions	—	113,002	—	113,002
Other	—	2,552	—	2,552

Total available for sale debt securities	247,821	786,418	—	1,034,239

Mortgage loans held for sale	—	7,797	—	7,797
Rate lock loan commitments	—	595	—	595
Interest rate swap assets	—	5,290	—	5,290
Total assets	$247,821	$800,100	$—	$1,047,921

Liabilities:
Interest rate swap liabilities	$—	$4,939	$—	$4,939
Mandatory forward contracts	—	86	—	86
Total liabilities	$—	$5,025	$—	$5,025

	Fair Value Measurements Using:			Total
December 31, 2024 (in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Available for sale debt securities:
U.S. Treasury and other U.S. Government obligations	$198,215	$—	$—	$198,215
Government sponsored enterprise obligations	—	84,158	—	84,158
Mortgage backed securities - government agencies	—	590,977	—	590,977
Obligations of states and political subdivisions	—	114,234	—	114,234
Other	—	2,530	—	2,530

Total available for sale debt securities	198,215	791,899	—	990,114

Mortgage loans held for sale	—	6,286	—	6,286
Rate lock loan commitments	—	255	—	255
Mandatory forward contracts	—	56	—	56
Interest rate swap assets	—	12,437	—	12,437
Total assets	$198,215	$810,933	$—	$1,009,148

Liabilities:
Interest rate swap liabilities	$—	$8,589	$—	$8,589

There were no transfers into or out of Level 3 of the fair value hierarchy during 2025 or 2024.

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

Carrying values of assets measured at fair value on a non-recurring basis follows:

					Losses recorded
					Three months
	Fair Value Measurements Using:			Total	ended
March 31, 2025 (in thousands)	Level 1	Level 2	Level 3	Fair Value	March 31, 2025

Collateral dependent loans	$—	$—	$8,191	$8,191	$10
Other real estate owned	—	—	85	85	—

					Losses recorded
					Three months
	Fair Value Measurements Using:			Total	ended
December 31, 2024 (in thousands)	Level 1	Level 2	Level 3	Fair Value	March 31, 2024

Collateral dependent loans	$—	$—	$12,227	$12,227	$4

There were no liabilities measured at fair value on a non-recurring basis at March 31, 2025 and December 31, 2024.

For Level 3 assets measured at fair value on a non-recurring basis, the significant unobservable inputs used in the fair value measurements are presented below.

	March 31, 2025
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average

Collateral dependent loans	$8,191	Appraisal	Appraisal discounts	28.0%
Other real estate owned	85	Appraisal	Appraisal discounts	60.6

	December 31, 2024
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average

Collateral dependend loans	$12,227	Appraisal	Appraisal discounts	15.7%

(14)	Disclosure of Financial Instruments Not Reported at Fair Value

GAAP requires disclosure of the fair value of financial assets and liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis. The estimated fair values of Bancorp’s financial instruments not measured at fair value on a recurring or non-recurring basis follows:

	Carrying		Fair Value Measurements Using:
March 31, 2025 (in thousands)	amount	Fair value	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$403,736	$403,736	$403,736	$—	$—
HTM debt securities	212,451	189,017	1,931	187,086	—
Federal Home Loan Bank stock	29,315	29,315	—	29,315	—
Loans, net	6,557,546	6,378,753	—	—	6,378,753
Accrued interest receivable	27,280	27,280	27,280	—	—

Liabilities
Non-interest bearing deposits	$1,499,383	$1,499,383	$1,499,383	$—	$—
Transaction deposits	4,318,060	4,318,060	—	4,318,060	—
Time deposits	1,476,523	1,474,937	—	1,474,937	—
Securities sold under agreement to repurchase	151,424	151,424	—	151,424	—
Federal funds purchased	6,540	6,540	—	6,540	—
Subordinated debentures	26,806	26,327	—	26,327	—
FHLB advances	300,000	294,643	—	294,643	—
Accrued interest payable	1,973	1,973	1,973	—	—

	Carrying		Fair Value Measurements Using:
December 31, 2024 (in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$291,020	$291,020	$291,020	$—	$—
HTM debt securities	370,171	341,357	153,108	188,249	—
Federal Home Loan Bank stock	21,603	21,603	—	21,603	—
Loans, net	6,433,459	6,256,752	—	—	6,256,752
Accrued interest receivable	27,697	27,697	27,697	—	—

Liabilities
Non-interest bearing deposits	$1,456,138	$1,456,138	$1,456,138	$—	$—
Transaction deposits	4,472,475	4,472,475	—	4,472,475	—
Time deposits	1,237,788	1,236,463	—	1,236,463	—
Securities sold under agreement to repurchase	162,967	162,967	—	162,967	—
Federal funds purchased	6,525	6,525	—	6,525	—
Subordinated debentures	26,806	26,346	—	26,346	—
FHLB advances	300,000	294,848	—	294,848	—
Accrued interest payable	1,912	1,912	1,912	—	—

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

Activity for mortgage loans held for sale, at fair value, was as follows:

	Three months ended
	March 31,
(in thousands)	2025	2024
Balance, beginning of period:	$6,286	$6,056
Origination of mortgage loans held for sale	29,997	22,617
Proceeds from the sale of mortgage loans held for sale	(29,040)	(22,552)
Net gain realized on sale of mortgage loans held for sale	554	341
Balance, end of period	$7,797	$6,462

The following table represents the components of Mortgage banking income:

	Three months ended
	March 31,
(in thousands)	2025	2024

Net gain realized on sale of mortgage loans held for sale	$554	$341
Net change in fair value recognized on loans held for sale	68	33
Net change in fair value recognized on rate lock loan commitments	355	257
Net change in fair value recognized on forward contracts	(211)	28
Net gain recognized	766	659

Net loan servicing income	817	960
Amortization of mortgage servicing rights	(732)	(738)
Change in mortgage servicing rights valuation allowance	-	-
Net servicing income recognized	85	222

Other mortgage banking income	66	67
Total mortgage banking income	$917	$948

Activity for capitalized mortgage servicing rights was as follows:

	Three months ended
	March 31,
(in thousands)	2025	2024
Balance, beginning of period	$11,333	$13,082
Additions for mortgage loans sold	216	200
Amortization	(732)	(738)
Impairment	—	—
Balance, end of period	$10,817	$12,544

The estimated fair value of MSRs at March 31, 2025 and December 31, 2024 was $24 million and $25 million, respectively. There was no valuation allowance recorded for MSRs as of March 31, 2025 and December 31, 2024, as fair value exceeded carrying value. The fair value of MSRs at March 31, 2025 was determined using discount rates ranging from 10.0% to 13.0%, prepayment speeds ranging from 5.9% to 10.9%, depending on the characteristics of the specific rights (rate, maturity, etc.), and a weighted average default rate of 0.6%. The fair value of MSRs at December 31, 2024 was determined using discount rates ranging from 10.0% to 13.0%, prepayment speeds ranging from 5.3% to 10.5%, depending on the characteristics of the specific rights, and a weighted average default rate of 0.6%.

Total outstanding principal balances of loans serviced for others were $1.79 billion and $1.82 billion at March 31, 2025 and December 31, 2024, respectively.

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

The following table includes the notional amounts and fair values of mortgage loans held for sale and mortgage banking derivatives:

	March 31, 2025		December 31, 2024
(in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in Mortgage loans held for sale:
Mortgage loans held for sale, at fair value	$6,844	$7,797	$6,199	$6,286

Included in other assets:
Rate lock loan commitments	$14,207	$595	$7,138	$225
Mandatory forward contracts	-	-	9,000	56

Included in other liabilities
Mandatory forward contracts	$17,250	$86	$-	$-

(16)	Accumulated Other Comprehensive Income (Loss)

The following table illustrates activity within the balances of AOCI, net of tax, by component:

	Net unrealized	Net unrealized	Minimum
	gains (losses)	gains (losses)	pension
	on available for	on cash	liability
(in thousands)	sale debt securities	flow hedges	adjustment	Total
Three months ended March 31, 2025
Balance, beginning of period	$(94,190)	$2,922	$117	$(91,151)
Net current period other comprehensive income (loss)	13,967	(2,656)	-	11,311
Balance, end of period	$(80,223)	$266	$117	$(79,840)

Three months ended March 31, 2024
Balance, beginning of period	$(92,678)	$(179)	$59	$(92,798)
Net current period other comprehensive income (loss)	(4,775)	2,519	-	(2,256)
Balance, end of period	$(97,453)	$2,340	$59	$(95,054)

(17)	Preferred Stock

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

The following table reflects net income (numerator) and average shares outstanding (denominator) for basic and diluted net income per share computations:

	Three months ended
	March 31,
(in thousands, except per share data)	2025	2024
Net income	$33,271	$25,887

Weighted average shares outstanding - basic	29,349	29,250
Dilutive securities	152	111
Weighted average shares outstanding- diluted	29,501	29,361

Net income per share - basic	$1.13	$0.89
Net income per share - diluted	1.13	0.88

Certain SARs that were excluded from the EPS calculation because their impact was antidilutive were as follows:

	Three months ended
(shares in thousands)	March 31,
	2025	2024
Antidilutive SARs	14	115

(19)	Stock-Based Compensation

The fair value of all stock-based awards granted, net of estimated forfeitures, is recognized as compensation expense over the respective service period.

At Bancorp's 2015 Annual Meeting of Shareholders, shareholders approved the 2015 Omnibus Equity Compensation Plan and authorized the shares available from the expiring 2005 plan for future awards under the 2015 plan. In 2018, shareholders approved an additional 500,000 shares for issuance under the plan. Shareholders approved an additional 1 million shares for issuance under the plan in 2024. As of March 31, 2025, there were 946,000 shares available for future awards. The 2005 Stock Incentive Plan expired in April 2015 and SARs granted under this plan expire in 2025. The 2015 Stock Incentive Plan has no defined expiration date.

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

Fair values of SARs are estimated at the date of grant using the Black-Scholes option-pricing model, a leading formula for calculating such value. This model requires the input of assumptions, changes to which can materially impact the fair value estimate. The following assumptions were used in SAR valuations at the grant date in each year:

Assumptions	2025	2024
Dividend yield	2.26%	2.29%
Expected volatility	29.29%	28.43%
Risk free interest rate	4.42%	4.16%
Expected life (in years)	7.8	7.1

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

PSU Grants – PSUs vest based upon service and a three-year performance period, which begins January 1 of the first year of the performance period. Because grantees are not entitled to dividend payments during the performance period, the fair value of these PSUs is estimated based upon the market value of the underlying shares on the date of grant, adjusted for non-payment of dividends. Grants require a one-year post-vesting holding period and therefore the fair value of such grants incorporates a liquidity discount related to the holding period of 5.5% and 5.8% for 2025 and 2024.

RSU Grants – RSUs are only granted to non-employee directors, are time-based and vest 12 months after grant date. Because grantees are entitled to deferred dividend payments at the end of the vesting period, therefore the fair value of the RSUs equals market value of underlying shares on the date of grant.

In the first quarters of 2025 and 2024, Bancorp awarded 7,670 and 9,550 RSUs to non-employee directors of Bancorp with a grant date fair value of $539,000 and $500,000, respectively.

Bancorp utilized cash of $344,000 and $203,000 during the first three months of 2025 and 2024, respectively, for the purchase of shares upon the vesting of RSUs.

Bancorp has recognized stock-based compensation expense for SARs, RSAs and PSUs within compensation expense and RSUs for directors within other non-interest expense, as follows:

	Three months ended March 31, 2025
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$103	$450	$131	$469	$1,153
Deferred tax benefit	(22)	(95)	(28)	(99)	(244)
Total net expense	$81	$355	$103	$370	$909

	Three months ended March 31, 2024
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$69	$420	$124	$329	$942
Deferred tax benefit	(14)	(88)	(26)	(69)	(197)
Total net expense	$55	$332	$98	$260	$745

Detail of unrecognized stock-based compensation expense follows:

	Stock
(in thousands)	Appreciation	Restricted	Restricted	Performance
Year ended	Rights	Stock Awards	Stock Units	Stock Units	Total

Remainder of 2025	$338	$1,484	$406	$1,153	$3,381
2026	406	1,719	1	1,537	3,663
2027	336	1,405	—	600	2,341
2028	246	996	—	—	1,242
2029	131	613	—	—	744
2030	13	57	—	—	70
Total estimated future expense	$1,470	$6,274	$407	$3,290	$11,441

The following table summarizes SARs activity and related information:

								Weighted
					Weighted		Weighted	average
					average	Aggregate	average	remaining
		Exercise			exercise	intrinsic	fair	contractual
(in thousands, except per share and life data)	SARs	price			price	value(1)	value	life (in years)

Outstanding, January 1, 2024	440	$19.44	-	$74.92	$38.11	$6,297	$6.86	4.7
Granted	42	47.95	-	54.92	49.20	—	13.75
Exercised	(142)	22.96	-	40.00	28.74	5,617	4.51
Forfeited	—		—		—	—	—
Outstanding, December 31, 2024	340	$25.76	-	$74.92	$43.41	$9,774	$8.69	5.3

Outstanding, January 1, 2025	340	$25.76	-	$74.92	$43.41	$9,774	$8.69	5.3
Granted	25	75.21	-	75.21	75.21	—	23.75
Exercised	(7)	25.76	-	25.76	25.76	353	3.56
Forfeited	—		—		—	—	—
Outstanding, March 31, 2025	358	$25.76	-	$75.21	$46.01	$8,410	$9.86	5.5

Vested and exercisable	265	$25.76	-	$60.76	$41.39	$7,335	$7.52	4.4
Unvested	93	47.17	-	75.21	59.20	1,075	16.54	3.8
Outstanding, March 31, 2025	358	$25.76	-	$75.21	$46.01	$8,410	$9.86	5.5

Vested in the current year	33	$36.65	-	$60.76	$49.24	$646	$11.26

(1) – Aggregate intrinsic value for SARs is defined as the amount by which the current market price of the underlying stock exceeds the exercise or grant price.

The following table summarizes activity for RSAs granted:

		Grant date
		weighted
(in thousands, except per share data)	RSAs	average cost

Unvested at January 1, 2024	98	$54.23
Shares awarded	46	52.06
Restrictions lapsed and shares released	(33)	49.49
Shares cancelled	(9)	53.10
Unvested at December 31, 2024	102	$54.92

Unvested at January 1, 2025	102	$54.92
Shares awarded	37	76.16
Restrictions lapsed and shares released	(31)	51.56
Shares cancelled	(2)	61.02
Unvested at March 31, 2025	106	$62.08

Shares expected to be awarded for PSUs granted to executive officers of Bancorp, the three-year performance period for which began January 1 of the award year, are as follows:

	Vesting		Shares
Grant	period	Fair	expected to
year	in years	value	be awarded
2023	3	54.33	13,402
2024	3	41.84	86,136
2025	3	67.61	26,626

(20)	Derivative Financial Instruments

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

Bancorp had outstanding undesignated interest rate swap contracts as follows:

	Receiving		Paying
	March 31,	December 31,	March 31,	December 31,
(dollars in thousands)	2025	2024	2025	2024

Notional amount	$249,580	$244,247	$249,580	$244,247
Weighted average maturity (years)	4.7	5.0	4.7	5.0
Fair value	$4,939	$8,589	$4,939	$8,589

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

The following table details Bancorp’s derivative positions designated as a cash flow hedges, and the related fair values:

				Fair value
(dollars in thousands)			Pay fixed	March 31,
Notional Amount	Maturity Date	Receive (variable) index	swap rate	2025
$100,000	2/6/2028	USD SOFR	3.27%	$1,094
50,000	8/6/2026	USD SOFR	4.38%	(384)
50,000	8/6/2028	USD SOFR	3.97%	(559)
100,000	8/6/2029	USD SOFR	3.58%	200
$300,000				$351

(21)	Regulatory Matters

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

Additionally, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, Bancorp and the Bank must hold a 2.5% capital conservation buffer composed of Common Equity Tier 1 Risk-Based Capital above the minimum risk-based capital requirements for the Common Equity Tier 1 Risk-Based Capital ratio, Tier 1 Risk-Based Capital ratio and Total Risk-Based Capital ratio necessary to be considered adequately-capitalized. At March 31, 2025, the adequately-capitalized minimums, including the capital conservation buffer, were a 7.0% Common Equity Tier 1 Risk-Based Capital ratio, 8.5% Tier 1 Risk-Based Capital ratio and 10.5% Total Risk-Based Capital ratio. As all of Bancorp’s capital ratios were above the adequately-capitalized minimums, including the buffer, the Company was not subject to any such restrictions.

As a result of the CB acquisition, Bancorp became the 100% successor owner of the following unconsolidated trust subsidiaries: Commonwealth Statutory Trust III, Commonwealth Statutory Trust IV and Commonwealth Statutory Trust V. The sole assets of the trust subsidiaries represent the proceeds of offerings loaned in exchange for subordinated debentures with similar terms to the TPS. The TPS are treated as part of Tier 1 Capital. The subordinated note and related interest expense are included in Bancorp’s consolidated financial statements. The subordinated notes are currently redeemable at Bancorp’s option on a quarterly basis. As of March 31, 2025 and December 31, 2024, subordinated notes totaled $27 million.

Bancorp continues to exceed the regulatory requirements for all calculations. Bancorp and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB and the FDIC, in addition to the capital conservation buffer.

The following table sets forth consolidated Bancorp’s and the Bank’s risk based capital amounts and ratios:

(dollars in thousands)	Actual		Minimum for adequately capitalized		Minimum for well capitalized
March 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$969,918	12.85%	$603,908	8.00%	NA	NA
Bank	944,773	12.52	603,520	8.00	$754,000	10.00%

Common equity tier 1 risk-based capital (1)
Consolidated	849,542	11.25	339,698	4.50	NA	NA
Bank	850,457	11.27	339,480	4.50	490,360	6.50

Tier 1 risk-based capital (1)
Consolidated	875,542	11.60	452,931	6.00	NA	NA
Bank	850,457	11.27	452,640	6.00	603,520	8.00

Leverage
Consolidated	875,542	9.98	351,080	4.00	NA	NA
Bank	850,457	9.70	350,831	4.00	438,539	5.00

(dollars in thousands)	Actual		Minimum for adequately capitalized		Minimum for well capitalized
December 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$943,723	12.73%	$593,201	8.00%	NA	NA
Bank	918,210	12.39	593,002	8.00	$741,252	10.00

Common equity tier 1 risk-based capital (1)
Consolidated	828,386	11.17	333,676	4.50	NA	NA
Bank	828,873	11.18	333,564	4.50	481,814	6.50

Tier 1 risk-based capital (1)
Consolidated	854,386	11.52	444,901	6.00	NA	NA
Bank	828,873	11.18	444,751	6.00	593,002	8.00

Leverage
Consolidated	854,386	9.94	343,886	4.00	NA	NA
Bank	828,873	9.65	343,624	4.00	429,530	5.00

(1)    Ratio is computed in relation to risk-weighted assets.

NA – Regulatory framework does not define “well-capitalized” for holding companies.

(22)	Segments

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

The majority of the net assets of Bancorp are associated with in the Commercial Banking segment. As of March 31, 2025, goodwill totaling $194 million was recorded on Bancorp’s consolidated balance sheets, of which $172 million is attributed to the commercial banking segment and $22 million is attributed to WM&T. The portion of total goodwill attributed to WM&T relates entirely to the CB acquisition, which generated $67 million in total goodwill, $8.5 million of which was subsequently written off as a result of Bancorp selling its interest in LFA effective December 31, 2022. With the exception of goodwill attributed to WM&T through the CB acquisition, assets assigned to WM&T consist primarily of a CLI asset associated with the WM&T business added through the CB acquisition, net premises and equipment and a receivable related to fees earned that have not been collected.

WM&T AUM, which are the primary driver of WM&T revenue, are not included on the consolidated balance sheets of Bancorp. WM&T AUM totaled $6.80 billion and $7.07 billion as of March 31, 2025 and December 31, 2024, respectively.

Financial results by operating segment, including significant expense categories provided to the chief operating decision maker, are detailed below:

	Three months ended March 31, 2025			Three months ended March 31, 2024
	Commercial			Commercial
(in thousands)	Banking	WM&T	Total	Banking	WM&T	Total
Net interest income	$70,273	$279	$70,552	$59,794	$276	$60,070
Provision for credit losses	900	—	900	1,425	—	1,425
Net interest income after provision expense	69,373	279	69,652	58,369	276	58,645
Non-interest income:
Wealth management and trust services	—	10,647	10,647	—	10,771	10,771
All other non-interest income	12,349	—	12,349	12,500	—	12,500
Total non-interest income	12,349	10,647	22,996	12,500	10,771	23,271
Non-interest expenses:
Compensation and employee benefits	26,810	4,907	31,717	25,896	4,201	30,097
Net occupancy and equipment	3,878	245	4,123	3,424	246	3,670
Technology and communication	4,086	742	4,828	4,357	712	5,069
Intangible amortization	572	342	914	672	380	1,052
Other direct and indirect/allocated expenses	8,992	453	9,445	8,630	443	9,073
Total Non-interest expenses	44,338	6,689	51,027	42,979	5,982	48,961
Income before income tax expense	37,384	4,237	41,621	27,890	5,065	32,955
Income tax expense	7,430	920	8,350	5,969	1,099	7,068
Net income	$29,954	$3,317	$33,271	$21,921	$3,966	$25,887

Total assets	$8,963,765	$33,713	$8,997,478	$8,087,998	$35,130	$8,123,128

(23)	Revenue from Contracts with Customers

All of Bancorp’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The table below presents Bancorp’s sources of non-interest income with items outside the scope of ASC 606 noted as such:

	Three months ended March 31, 2025			Three months ended March 31, 2024
(in thousands)	Commercial Banking	WM&T	Total	Commercial Banking	WM&T	Total
Wealth management and trust services	$—	$10,647	$10,647	$—	$10,771	$10,771
Deposit service charges	2,079	—	2,079	2,136	—	2,136
Debit and credit card income	4,508	—	4,508	4,682	—	4,682
Treasury management fees	2,673	—	2,673	2,625	—	2,625
Mortgage banking income (1)	917	—	917	948	—	948
Net investment product sales commissions and fees	1,010	—	1,010	865	—	865
Bank owned life insurance (1)	622	—	622	588	—	588
Other (2)	540	—	540	656	—	656
Total non-interest income	$12,349	$10,647	$22,996	$12,500	$10,771	$23,271

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

WM&T provides customers fiduciary and investment management services as agreed upon in asset management contracts. The contracts require WM&T to provide a series of distinct services for which fees are earned over time. The contracts are cancellable upon demand with fees typically based upon the asset value of investments. Revenue is accrued and recognized monthly based upon month-end asset values and collected from the customer predominately in the following month except for a small percentage of fees collected quarterly. Incentive compensation related to WM&T activities is considered a cost of obtaining the contract. Contracts between WM&T and customers do not permit performance-based fees and accordingly, none of the fee income earned by WM&T is performance-based. Trust fees receivable were $4.8 million and $4.5 million at March 31, 2025 and December 31, 2024, respectively.

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

Net investment products sales commissions and fees represent the Bank’s share of transaction fees and wrap fees resulting from investment services and programs provided through an agent relationship with a third party broker-dealer. Transaction fees are assessed at the time of the transaction. Those fees are collected and recognized on a monthly basis. Trailing fees are based upon market values and are assessed, collected and recognized on a quarterly basis. Because the Bank acts as an agent in arranging the relationship between the customer and third party provider, and does not control the services rendered, investment product sales commissions and fees are reported net of related costs, including nominal incentive compensation, and trading activity charges of $287,000 and $248,000 for the three month periods ended March 31, 2025 and 2024.

Bancorp did not establish any contract assets or liabilities as a result of adopting ASC 606, nor were any recognized during the three month period ended March 31, 2025.

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

Balance sheet, income statement and cash flow detail regarding operating leases follows:

(dollars in thousands)	March 31, 2025	December 31, 2024

Balance Sheet
Operating lease right-of-use asset	$30,523	$29,695
Operating lease liability	32,068	31,194

Weighted average remaining lease term (years)	11.2	10.8
Weighted average discount rate	3.81%	3.69%

Maturities of lease liabilities:
One year or less	$2,952	$3,955
Year two	3,984	3,869
Year three	3,999	3,881
Year four	4,045	3,924
Year five	3,918	3,794
Greater than five years	21,434	19,120
Total lease payments	$40,332	$38,543
Less imputed interest	8,264	7,349
Total	$32,068	$31,194

	Three months ended	Three months ended
(in thousands)	March 31, 2025	March 31, 2024
Income Statement
Components of lease expense:
Operating lease cost	$1,048	$1,046
Variable lease cost	93	83
Less sublease income	26	26
Total lease cost	$1,115	$1,103

	Three months ended	Three months ended
(in thousands)	March 31, 2025	March 31, 2024
Cash flow Statement
Supplemental cash flow information:
Operating cash flows from operating leases	$1,138	$1,328

As of March 31, 2025, Bancorp has entered into one land lease agreement that has yet to commence.

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

As a result of its acquisition of Kentucky Bancshares, Inc. on May 31, 2021, Bancorp became the 100% successor owner of a Nevada-based insurance captive taxed under Section 831(b) of the Internal Revenue Code. On April 10, 2023, the IRS issued a proposed regulation that would potentially classify section 831(b) captive activity as a, “listed transaction,” and possibly disallow the related tax benefits, both prospectively and retroactively. The regulation was finalized on January 10, 2025, clarifying what is considered a listed transaction or a transaction of interest. Based on the final regulations, there is no change in the status for the captive insurance structure in place previously, which Bancorp dissolved in 2023. The captive remains classified as a transaction of interest for the open tax years and there is no reserve for an uncertain tax position based on the final regulation.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and accompanying Footnotes presented in Part 1 Item 1 “Financial Statements” and other information appearing in Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2024. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of Bancorp’s future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations.

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
●

other risks and uncertainties reported from time-to-time in Bancorp’s filings with the SEC, including Part I Item 1A “Risk Factors” of Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Overview – Operating Results (FTE)

The following table presents an overview of Bancorp’s financial performance for the three months ended March 31, 2025 and 2024:

(dollars in thousands, except per share data)			Variance
Three months ended March 31,	2025	2024	$/bp	%

Net income	$33,271	$25,887	$7,384	29%
Diluted earnings per share	$1.13	$0.88	$0.25	28%
ROA	1.52%	1.28%	24 bps	19%
ROE	14.14%	12.09%	205 bps	17%

Additional discussion follows under the section titled “Results of Operations.”

General highlights for the three months ended March 31, 2025 compared to March 31, 2024:

●

Net income totaled $33.3 million for the three months ended March 31, 2025, resulting in diluted EPS of $1.13, compared to net income of $25.9 million for the three months ended March 31, 2024, which resulted in diluted EPS of $0.88.

●

Total loans increased $797 million, or 14%, compared to March 31, 2024, driven by growth that was well spread amongst the loan portfolio segments over the past 12 months. Average loans increased $789 million, or 14%, for the three months ended March 31, 2025 compared to the same period of the prior year.

●

Bancorp’s ACL on loans increased $8 million, or 10%, compared to March 31, 2024. The increase over the past 12 months was attributed to significant loan growth, increased specific reserves, and slight deterioration within the unemployment forecast, which were partially offset by annual CECL model updates.

o	Provision for credit losses on loans totaled $900,000 for the three months ended March 31, 2025, compared to $1.2 million for the three months ended March 31, 2024.
●	Deposit balances increased $685 million, or 13%, compared to March 31, 2024, driven in large part by growth in time deposits tied to the success of promotional rate offerings.
●	Net interest income (FTE) totaled $70.6 million for the three months ended March 31, 2025, representing an increase of $10.5 million, or 17%, compared to the three months ended March 31, 2024.
o

Interest income experienced a $14.6 million, or 15%, increase over this period associated with the benefits of higher rates and average earning asset growth, far surpassing the $4.1 million, or 11%, increase in interest expense driven by growth in interest-bearing liabilities. Interest income for the first quarter of 2025 also benefitted from the payoff of a large non-accrual relationship, including interest income.

o

Bancorp has continued to experience a significant shift in the deposit mix, as non-interest bearing deposits and lower-yielding deposits have migrated to higher-yielding options, particularly time deposits. As a result, the overall cost of deposits, including non-interest bearing deposits, increased 5 bps to 2.00% compared to the first quarter of 2024.

o

NIM increased 26 bps to 3.46% for the three months ended March 31, 2025, compared to the same period of the prior year, driven by the previously mentioned benefit of higher rates on interest earning assets.

●

Non-interest income decreased $275,000, or 1%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, as significant equity market depreciation weighed on WM&T fee income and generally lower transaction volumes drove decreases for deposit services charges and card income.

●

Non-interest expenses increased $2.1 million, or 4%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, driven mainly by higher compensation expenses associated with annual merit-based salary increases and growth in full time equivalent employees, increased net occupancy expenses tied to severe winter weather and elevated marketing expenses related to promotional deposit campaigns.

●

Bancorp’s efficiency ratio (FTE) for the three months ended March 31, 2025 was 54.50% compared to 58.68% for the three months ended March 31, 2024. This improvement is attributed to strong net interest income growth, which outpaced growth in non-interest expenses.

●

As of March 31, 2025, Bancorp continued to be “well-capitalized,” the highest regulatory capital rating for financial institutions, with capital ratios experiencing growth compared to both December 31, 2024 and March 31, 2024. Total stockholders’ equity to total assets was 10.84% as of March 31, 2025, compared to 10.61% and 10.77% at December 31, 2024 and March 31, 2024, respectively. Tangible common equity to tangible assets was 8.72% at March 31, 2025, compared to 8.44% and 8.36% at December 31, 2024 and March 31, 2024, respectively.

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

Comparative information regarding net interest income follows:

(dollars in thousands)			Variance
As of and for the three months ended March 31,	2025	2024	$/bp	%

Net interest income	$70,552	$60,070	$10,482	17%
Net interest income (FTE)*	70,636	60,167	10,469	17%
Net interest spread (FTE)*	2.83%	2.49%	34 bps	14%
Net interest margin (FTE)*	3.46%	3.20%	26 bps	8%
Average interest earning assets	$8,270,323	$7,567,065	$703,258	9%
Average interest bearing liabilities	6,253,712	5,535,128	718,584	13%
Five year Treasury note rate at period end	3.96%	4.21%	(25) bps	-6%
Average five year Treasury note rate	4.25%	4.12%	13 bps	3%
Prime rate at period end	7.50%	8.50%	(100) bps	-12%
Average Prime rate	7.50%	8.50%	(100) bps	-12%
One month term SOFR at period end	4.32%	5.33%	(101) bps	-19%
Average one month term SOFR	4.31%	5.33%	(102) bps	-19%

*See table titled, "Average Balance Sheets and Interest Rates (FTE)" for detail of Net interest income (FTE).

NIM and net interest spread calculations above exclude the sold portion of certain participation loans, which totaled $2 million at both March 31, 2025 and December 31, 2024, respectively. These sold loans are on Bancorp’s balance sheet as required by GAAP because Bancorp retains some form of effective control; however, Bancorp receives no interest income on the sold portion. These participation loans sold are excluded from NIM and spread analysis, as Bancorp believes it provides a more accurate depiction of loan portfolio performance.

At March 31, 2025, Bancorp’s loan portfolio consisted of approximately 66% fixed and 34% variable rate loans. At inception, most of Bancorp’s fixed rate loans are generally priced in relation to the five year treasury note. Bancorp’s variable rate loans are typically indexed to either Prime or one month term SOFR, repricing as those rates change. At March 31, 2025, approximately 59% and 41% of Bancorp’s variable rate loan portfolio was indexed to Prime and SOFR, respectively.

Prime rate, the five year treasury note rate and one month term SOFR are included in the preceding tables to provide a general indication of the interest rate environment in which Bancorp has operated during the past 12 months. The FRB increased the FFTR a total of 100 bps in 2023 via four separate 25 bps rate hikes, two of which occurred during the first quarter of 2023. These increases took the FFTR to a range of 5.25% - 5.50%, and Prime to 8.50%, in July of 2023. Interest rates remained at these levels until September 2024, when the FRB implemented its first rate reduction in over four years, beginning its attempt to avoid recession and pilot a “soft landing,” with three separate decreases of the FFTR over the final four months of 2024, ultimately lowering the FFTR a total of 100 bps to a range of 4.25% - 4.50%, and Prime to 7.50%, as of December 31, 2024. The FFTR and Prime rate remained at these levels through the first quarter of 2025.

While the FRB decided against further rate reductions during the first quarter of 2025, recent projections indicate the likelihood for rate reductions over the rest of 2025. Bancorp expects the potential for pricing pressure/competition for both loans and deposits to increase in the coming quarters.

Net Interest Income (FTE) – Three months ended March 31, 2025 compared to March 31, 2024:

Net interest spread (FTE) and NIM (FTE) were 2.83% and 3.46%, for the three months ended March 31, 2025, compared to 2.49% and 3.20% for the same period in 2024, respectively. NIM during the three months ended March 31, 2025 was significantly impacted by the following:

●

Significant loan growth over the past 12 months has positively impacted interest income and average interest-earning asset growth, which Bancorp elected to fund with deposit and non-deposit sources, namely a combination of scheduled investment security maturities and FHLB borrowings.

●

Bancorp has continued to experience a shift in it's deposit mix, as depositors seek higher yielding deposit alternatives. While the cost of deposits moderated in tandem with the rate decreases enacted by the Fed in the latter part of 2024, interest expense increased consistent with interest bearing deposit growth.

Net interest income (FTE) increased $10.5 million, or 17%, for the three months ended March 31, 2025 compared to the same period of 2024, as significant average loan growth and the benefit of higher rates upon average interest earning assets far surpassed increased interest expense tied to interest bearing liability growth.

Total average interest earning assets increased $703 million, or 9%, for the three months ended March 31, 2025, as compared to the same period of 2024, attributed to substantial average loan growth that was partially offset by a decline in average investment securities driven by scheduled maturities and normal amortization. However, as a result of a higher interest rate environment, the average rate earned on total average interest earning assets climbed 32 bps to 5.46%.

●

Average total loan balances increased $789 million, or 14%, for the three months ended March 31, 2025, compared to the same period of 2024, with significant growth driven by contributions from almost every loan category.

●

Average investment securities declined $123 million, or 8%, for the three months ended March 31, 2025 compared to the same period of 2024, mainly the result of significant scheduled maturities within the treasury portfolio, and to a lesser extent, normal amortization activity. The funding provided by this activity has benefitted interest-earning asset yields and overall NIM, as the low-yielding treasury securities shifted into higher-yielding interest-bearing cash and helped fund Bancorp’s substantial loan growth.

●

Average FFS and interest bearing due from bank balances increased $26 million, or 17%, for the three months ended March 31, 2025, which was largely the result of the previously mentioned liquidity provided by the investment securities portfolio.

Total interest income (FTE) increased $14.6 million, or 15%, to $111 million for the three months ended March 31, 2025, as compared to the same period of 2024.

●

Interest and fee income (FTE) on loans increased $13.7 million, or 16%, to $99.6 million for the three months ended March 31, 2025, compared to the same period of 2024, driven by the higher rate environment and significant average loan growth. The yield on the overall loan portfolio increased 18 bps to 6.13% for the three months ended March 31, 2025 compared to 5.95% for the same period of the prior year. The first quarter of 2025 also benefitted from the payoff of a large non-accrual loan, which included approximately $628,000 of interest income, helping to increase loan yields by approximately 4 bps.

●

Despite the decline in average investment securities, there was a $854,000, or 10%, increase in interest income (FTE) on the portfolio for the three months ended March 31, 2025 compared to the same period of 2024. This increase was driven by reinvesting a portion of lower-yielding maturities at significantly higher rates, largely during the fourth quarter of 2024, to satisfy collateral pledging requirements. As a result, the corresponding yield on the portfolio was 2.51% for the three months ended March 31, 2025, compared to 2.07% for the prior year period, the increase being attributed to the maturity of low-yielding treasury securities.

●

Interest income on FFS and interest bearing due from bank balances decreased $95,000 for the three months ended March 31, 2025, stemming mainly from rate cuts to the FFTR during the latter part of 2024. The yield on these assets decreased 97 bps to 4.50% for the three months ended March 31, 2025 compared to the same period of 2024.

Total average interest bearing liabilities increased $719 million, or 13%, to $6.25 billion for the three month period ended March 31, 2025 compared with the same period in 2024.

●

Average interest bearing deposits increased $536 million, or 11%, for the three months ended March 31, 2025 compared to the same period in 2024. Bancorp experienced a $317 million, or 31%, increase in average time deposits and increases of $131 million, or 6%, and $101 million, or 8%, increase in average interest bearing demand and money market deposits, respectively, as a result of depositors seeking higher-yielding deposit products in the current environment.

●

Average FHLB advances increased $192 million, or 70%, for the three months ended March 31, 2025 compared to the same period of the prior year. Bancorp currently utilizes a $300 million term advance in conjunction with four separate interest rate swaps of varying maturities in an effort to secure longer-term funding at a more favorable rate. Bancorp has also utilized overnight borrowings more heavily during the first quarter of 2025 to fund loan growth, but all overnight borrowings were paid off prior to period end, attributed largely to interest bearing deposit growth.

●	Average SSUAR decreased $6 million, or 4%, for the three months ended March 31, 2025 compared to the same period of the prior year, representing normal fluctuation.

Total interest expense increased $4.1 million, or 11%, for the three months ended March 31, 2025 compared to the same period of 2024, driven by average interest bearing deposit and FHLB advance growth. Despite this growth, the cost of interest bearing liabilities decreased 2 bps to 2.63% for the three months ended March 31, 2025 compared to the same period of 2024, driven by the interest rate cuts enacted by the Fed in the latter part of 2024.

●

Total interest bearing deposit expense increased $2.7 million, or 9%, driven by growth in the time deposit portfolio associated with successful promotional campaigns, which was only partially offset by decreases in interest expense for the other interest-bearing deposit categories. While the cost of interest bearing deposits declined 2 bps to 2.63% compared to the first quarter of 2024, the cost of total deposits increased 5 bps to 2.00% over the same period, which is the result of the continued deposit mix shift towards more interest bearing deposits.

●	Interest expense on FHLB borrowings increased $1.7 million, or 58%, for the three months ended March 31, 2025, as compared to same period of the prior year, driven by increased borrowing activity.

●	Interest expense on SSUAR decreased $117,000, or 13%, for the three months ended March 31, 2025, as compared to the same period of the prior year, consistent with the average balance decrease.

Average Balance Sheets and Interest Rates (FTE) – Three-Month Comparison

	Three months ended March 31,
	2025			2024
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:
Federal funds sold and interest bearing due from banks	$180,439	$2,001	4.50%	$153,990	$2,096	5.47%
Mortgage loans held for sale	5,732	77	5.45	4,629	31	2.69
Investment securities:
Taxable	1,382,322	8,495	2.49	1,497,641	7,657	2.06
Tax-exempt	73,604	498	2.74	80,760	482	2.40
Total securities	1,455,926	8,993	2.51	1,578,401	8,139	2.07

Federal Home Loan Bank stock	30,838	532	7.00	21,121	468	8.91
Loans	6,597,388	99,647	6.13	5,808,924	85,908	5.95

Total interest earning assets	8,270,323	111,250	5.46	7,567,065	96,642	5.14

Less allowance for credit losses on loans	89,624			82,470

Non-interest earning assets:
Cash and due from banks	76,170			71,275
Premises and equipment, net	115,772			108,081
Bank owned life insurance	89,611			87,164
Goodwill	194,074			194,074
Accrued interest receivable and other	237,581			208,175
Total assets	$8,893,907			$8,153,364

Interest bearing liabilities:
Deposits:
Interest bearing demand	$2,492,759	$11,594	1.89%	$2,361,515	$11,921	2.03%
Savings	421,431	293	0.28	434,411	299	0.28
Money market	1,352,387	9,335	2.80	1,251,125	9,490	3.05
Time	1,328,163	13,359	4.08	1,011,692	10,156	4.04
Total interest bearing deposits	5,594,740	34,581	2.51	5,058,743	31,866	2.53

Securities sold under agreements to repurchase	158,985	814	2.08	164,979	931	2.27
Federal funds purchased	6,514	70	4.36	10,161	136	5.38
Federal Home Loan Bank advances	466,667	4,741	4.12	274,451	2,997	4.39
Subordinated debentures	26,806	408	6.17	26,794	545	8.18

Total interest bearing liabilities	6,253,712	40,614	2.63	5,535,128	36,475	2.65

Non-interest bearing liabilities:
Non-interest bearing demand deposits	1,426,088			1,500,602
Accrued interest payable and other	260,067			256,605
Total liabilities	7,939,867			7,292,335

Stockholders’ equity	954,040			861,029
Total liabilities and stockholders' equity	$8,893,907			$8,153,364
Net interest income		$70,636			$60,167
Net interest spread			2.83%			2.49%
Net interest margin			3.46%			3.20%

Supplemental Information - Average Balance Sheets and Interest Rates (FTE)

●

Average loan balances include the principal balance of non-accrual loans, as well as unearned income such as loan premiums, discounts, fees/costs and exclude participation loans accounted for as secured borrowings. Participation loans accounted for as secured borrowings averaged $2 million and $4 million for the three month periods ended March 31, 2025 and 2024, respectively.

●

Interest income on a FTE basis includes additional amounts of interest income that would have been earned if investments in certain tax-exempt interest earning assets had been made in assets subject to federal taxes yielding the same after-tax income. Interest income on municipal securities and tax-exempt loans has been calculated on a FTE basis using a federal income tax rate of 21%. Approximate tax equivalent adjustments to interest income were $84,000 and $97,000 for the three month periods ended March 31, 2025 and 2024, respectively.

●

Interest income includes loan fees of $1.8 million and $1.5 million for the three month periods ended March 31, 2025 and 2024 respectively. Interest income on loans may be materially impacted by the level of prepayment fees collected and net accretion income related to acquired loans. Net accretion income related to acquired loans totaled $430,000 and $819,000 for the three-month periods ended March 31, 2025 and 2024, respectively.

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

The results of the interest rate sensitivity analysis performed as of March 31, 2025 were derived from conservative assumptions Bancorp uses in its model, particularly in relation to deposit betas, which measure how responsive management’s deposit repricing may be to changes in market rates based on historical data. Management uses different betas in the rising and falling rate scenarios in an effort to best simulate expected earnings trends.

Bancorp’s interest rate sensitivity analysis details that increases in interest rates of 100 and 200 bps would have a positive effect on net interest income, while decreases in interest rates of 100 and 200 bps would have a negative impact. These results depict an asset-sensitive interest rate risk profile. The increase in net interest income in the rising rate scenarios is primarily due to variable rate loans and short-term investments repricing more quickly than deposits and short-term borrowings. Net interest income decreases in the falling rate scenarios because rates on non-maturity deposits cannot be lowered sufficiently to offset the decline in interest income associated with assets that immediately reprice as rates fall.

	-200	-100	+100	+200
	Basis Points	Basis Points	Basis Points	Basis Points
% Change from base net interest income at March 31, 2025	-6.22%	-3.21%	3.72%	7.64%

Bancorp’s loan portfolio is currently composed of approximately 66% fixed and 34% variable rate loans, with the fixed rate portion pricing generally based on a spread to the five year treasury curve at the time of origination and the variable portion pricing based on an on-going spread to Prime (approximately 59%) or SOFR (approximately 41%).

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

Provision for Credit Losses

Provision for credit losses on loans at March 31, 2025 represents the amount of expense that, based on management’s judgment, is required to maintain the ACL for loans at an appropriate level under the CECL model. The determination of the amount of the ACL for loans is complex and involves a high degree of judgment and subjectivity. See the Footnote titled “Basis of Presentation and Summary of Significant Accounting Policies” in Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2024 for detailed discussion regarding Bancorp’s ACL methodology by loan segment.

An analysis of the changes in the ACL for loans, including provision, and selected ratios follow:

	Three months ended
	March 31,
(dollars in thousands)	2025	2024

Beginning balance	$86,943	$79,374
Provision for credit losses on loans	900	1,175

Total charge-offs	(614)	(262)
Total recoveries	1,585	610
Net loan recoveries	971	348
Ending balance	$88,814	$80,897

Average total loans	$6,597,388	$5,808,924

Provision for credit losses on loans to average total loans (1)	0.01%	0.02%
Net loan recoveries to average total loans (1)	0.01%	0.01%
ACL for loans to total loans	1.34%	1.38%
ACL for loans to average total loans	1.35%	1.39%

(1) Ratios are not annualized

The ACL for loans totaled $89 million as of March 31, 2025 compared to $81 million at March 31, 2024, representing an ACL to total loans ratio of 1.34% and 1.38% for the respective periods.

Provision expense on loans of $900,000 was recorded for the three month period ended March 31, 2025. Expense for the first quarter was attributed mainly to strong loan growth, increased specific reserves, and to a lesser extent, slight deterioration within the unemployment forecast, which were partially offset by annual CECL model updates. Additionally, net recoveries of $971,000 were recorded for the three month period ended March 31, 2025, serving to increase the ACL for loans.

Provision expense on loans of $1.2 million was recorded for the three month period ended March 31, 2024, consistent with modest loan growth, annual CECL model updates, a slight improvement in the unemployment forecast and a reduction in specific reserves. Net recoveries of $348,000 were recorded for the three months ended March 31, 2024.

While separate from the ACL for loans and recorded in other liabilities on the consolidated balance sheets, the ACL for off balance sheet credit exposures remained unchanged between December 31, 2024 and March 31, 2025. No provision for off balance sheet credit exposures was recorded for the three month period ended March 31, 2025, as overall utilization was flat during the first quarter. The ACL for off balance sheet exposures totaled $6.8 million as of March 31, 2025.

Provision for credit loss expense for off balance sheet credit exposures of $250,000 was recorded for the three month period ended March 31, 2024. The ACL for off balance sheet credit exposures was $6.1 million as of March 31, 2024.

Bancorp’s loan portfolio is well-diversified with no significant concentrations of credit. Geographically, most loans are extended to borrowers in Louisville, central, eastern and northern Kentucky, as well as the Indianapolis, Indiana and Cincinnati, Ohio metropolitan markets. The adequacy of the ACL is monitored on an ongoing basis and it is the opinion of management that the balance of the ACL at March 31, 2025 is adequate to absorb probable losses inherent in the loan portfolio as of the financial statement date.

Non-interest Income

	Three months ended March 31,
(dollars in thousands)	2025	2024	$ Variance	% Variance

Wealth management and trust services	$10,647	$10,771	$(124)	(1)%
Deposit service charges	2,079	2,136	(57)	(3)
Debit and credit card income	4,508	4,682	(174)	(4)
Treasury management fees	2,673	2,625	48	2
Mortgage banking income	917	948	(31)	(3)
Net investment product sales commissions and fees	1,010	865	145	17
Bank owned life insurance	622	588	34	6
Other	540	656	(116)	(18)
Total non-interest income	$22,996	$23,271	$(275)	(1)%

Total non-interest income decreased $275,000, or 1%, for the three month period ended March 31, 2025 compared to the same period of 2024. Non-interest income comprised 24.6% and 27.9% of total revenues, defined as net interest income and non-interest income, for the three month periods ended March 31, 2025 and 2024, respectively, the decrease from prior year being attributed to the sharp rise in net interest income compared to prior year. WM&T services comprised 46.3% of total non-interest income for the three periods ended both March 31, 2025 and 2024, respectively.

WM&T Services:

The magnitude of WM&T revenue distinguishes Bancorp from other community banks of similar asset size. WM&T revenue decreased $124,000, or 1%, for the three month period ended March 31, 2025, as compared with the same period of 2024, attributed largely to the significant market depreciation experienced during the first quarter, which more than offset an increase in net new business for the period.

Net new business refers to revenue generated from newly acquired customers, excluding revenue from upselling or cross-selling to existing active customers. It plays a crucial role in expanding Bancorp’s financial base and ensuring long-term sustainability and success. In the latter part of 2024, the WM&T department experienced negative net new business for the first time in several years, driven in large part to attrition associated with employee retirements and market competition. Positions impacted by attrition have since been filled and Bancorp experienced positive net new business during the first quarter.

Recurring fees earned for managing accounts are based on a percentage of market value of AUM and are typically assessed on a monthly basis. Recurring fees, which generally comprise the vast majority of WM&T revenue, decreased $170,000, or 2%, for the three and month period ended March 31, 2025, as compared with the same period of 2024. The decrease was driven largely by the previously mentioned market depreciation.

A portion of WM&T revenue, most notably executor and certain employee benefit plan-related fees, are non-recurring in nature and the timing of these revenues corresponds with the related administrative activities. For this reason, such fees are subject to greater period over period fluctuation. Total non-recurring fees increased $45,000 for the three month period ended March 31, 2025, as compared with the same period of 2024, driven by increased estate fee income.

AUM, stated at market value, totaled $6.80 billion at March 31, 2025 compared with $7.07 billion at December 31, 2024 and $7.50 billion at March 31, 2024. The decrease in AUM between March 31, 2024 and March 31, 2025 is attributed mainly to the recent market downturn and to and decline in net new business experienced over the past year.

Contracts between WM&T and their customers do not permit performance-based fees and accordingly, none of the WM&T revenue is performance based. Management believes the WM&T department will continue to factor significantly in Bancorp’s financial results and provide strategic diversity to revenue streams.

Detail of WM&T Service Income by Account Type:

	Three months ended March 31,
(in thousands)	2025	2024

Investment advisory	$4,269	$4,312
Personal trust	3,467	3,774
Personal investment retirement	2,016	1,820
Company retirement	411	411
Foundation and endowment	339	330
Custody and safekeeping	68	59
Brokerage and insurance services	7	2
Other	70	63
Total WM&T services income	$10,647	$10,771

The preceding table demonstrates that WM&T fee revenue is concentrated within investment advisory and personal trust accounts. WM&T fees are predominantly based on AUM and tailored for individual/company accounts and/or relationships with fee structures customized based on account type and other factors, with larger relationships paying a lower percentage of AUM in fees. For example, recurring AUM fee structures are in place for investment management, irrevocable and revocable trusts, personal investment retirement accounts and accounts holding only fixed income securities. WM&T also provides company retirement plan services, which can consist of a one-time conversion fee with recurring AUM fees to follow. While there are also fee structures for estate settlements, income received is typically non-recurring in nature. Fee structures are agreed upon at the time of account opening and any subsequent revisions are communicated in writing to the customer. As previously mentioned, WM&T fees earned are not performance-based nor are they based on investment strategy or transactions. Bancorp also earns management fees on in-house investments funds added through bank acquisitions.

AUM by Account Type:

AUM (not included on balance sheet) decreased from $7.07 billion at December 31, 2024 to $6.80 billion at March 31, 2025 as follows:

	March 31, 2025			December 31, 2024
(in thousands)	Managed	Non-managed (1)	Total	Managed	Non-managed (1)	Total
Investment advisory	$2,564,650	$38,584	$2,603,234	$2,645,233	$66,026	$2,711,259
Personal trust	1,435,423	367,426	1,802,849	1,475,683	408,602	1,884,285
Personal investment retirement	924,083	20,726	944,809	937,493	21,536	959,029
Company retirement	50,666	651,342	702,008	54,626	679,539	734,165
Foundation and endowment	481,390	7,568	488,958	497,890	7,383	505,273
Subtotal	$5,456,212	$1,085,646	$6,541,858	$5,610,925	$1,183,086	$6,794,011
Custody and safekeeping	—	261,720	261,720	—	271,491	271,491
Total AUM	$5,456,212	$1,347,366	$6,803,578	$5,610,925	$1,454,577	$7,065,502

(1) Non-managed assets represent those for which the WM&T department does not hold investment discretion.

As of March 31, 2025 and December 31, 2024, approximately 80% and 79% of AUM were actively managed, respectively. Company retirement plan accounts consist primarily of participant-directed assets. The amount of custody and safekeeping accounts are insignificant to overall WM&T operations.

Managed AUM by Class of Investment:

(in thousands)	March 31, 2025	December 31, 2024

Interest bearing deposits	$415,249	$460,521
Treasury and government agency obligations	224,110	194,461
State, county and municipal obligations	351,062	341,940
Money market mutual funds	33,708	36,657
Equity mutual funds	1,166,981	1,183,611
Other mutual funds - fixed, balanced and municipal	589,038	561,218
Other notes and bonds	170,982	167,548
Common and preferred stocks	2,314,841	2,437,672
Real estate mortgages	167	167
Real estate	21,228	42,250
Other miscellaneous assets (1)	168,846	184,880
Total managed assets	$5,456,212	$5,610,925

(1) Includes client directed instruments such as rights, warrants, annuities, insurance policies, unit investment trusts, and oil and gas rights.

Managed assets are invested in instruments for which market values can be readily determined, the majority of which are sensitive to market fluctuations and consist of approximately 65% in equities and 35% in fixed income securities as of both March 31, 2025 and December 31, 2024. This composition has remained relatively consistent from period to period.

Additional Sources of Non-interest income:

Deposit service charges, which consist of non-sufficient funds charges and to a lesser extent, other activity based charges, decreased $57,000, or 3%, for the three month period ended March 31, 2025, as compared with the same period of 2024. Consistent with the banking industry generally, Bancorp has experienced a steady decline in the volume of fees earned on overdrawn checking accounts over the past several years. This trend has been driven by lower check presentment volume, which has in turn led to fewer overdrawn accounts in general. Further, Bancorp anticipates that future growth of this revenue stream could be significantly impacted by changing industry practices. Bancorp could be faced with strategic decisions surrounding deposit-related service charges in the future, which could negatively impact the contributions made by this, or similar, revenue streams.

Debit and credit card income consists of interchange revenue, ancillary fees and incentives received from card processors. Debit and credit card revenue decreased $174,000, or 4%, for the three month period ended March 31, 2025, as compared with the same period of 2024, attributed at least in part to severe weather during the first quarter within Bancorp’s markets. Total debit card income decreased $118,000, or 4%, and total credit card income decreased $56,000, or 4%, for the three month period ended March 31, 2025, compared the same period of the prior year. While Bancorp generally expects this revenue stream to grow with continued expansion of the customer base, interchange rate compression and fluctuations in business and consumer spend levels could serve as challenges to future growth.

Treasury management fees primarily consist of fees earned for cash management services provided to commercial customers. This category continues to stand out as a consistent, growing source of revenue for Bancorp and increased $48,000, or 2%, for the three month period ended March 31, 2025, as compared with the same period of 2024, organic growth, increased transaction volume and new product sales. Bancorp remains optimistic about the growth prospects for this revenue stream as the customer base continues to grow and the suite of services offered within Bancorp’s treasury management platform expands.

Mortgage banking income primarily includes gains on sales of mortgage loans and net loan servicing income offset by MSR amortization. Bancorp’s mortgage banking department predominantly originates residential mortgage loans to be sold in the secondary market, primarily to FNMA and FHLMC. Bancorp offers conventional, VA, FHA and GNMA financing for purchases and refinances, as well as programs for first-time homebuyers. Interest rates on mortgage loans directly influence the volume of business transacted by the mortgage-banking department. Mortgage banking revenue decreased $31,000, or 3%, for the three month period ended March 31, 2025, as compared with the same period of 2024, driven by slower origination volumes.

Net investment product sales commissions and fees are generated primarily on stock, bond and mutual fund sales, as well as wrap fees earned on brokerage accounts via an arrangement with a third party broker-dealer. Wrap fees represent charges for investment programs that bundle together a suite of services, such as brokerage, advisory, research and management and are based on a percentage of account assets. Bancorp deploys its financial advisors primarily through its branch network, while larger managed accounts are generally serviced by Bancorp’s WM&T group. Net investment product sales commissions and fees increased $145,000, or 17%, for the three month period ended March 31, 2025 compared to the same period of 2024, attributed to the addition of a new broker and a general shift towards more wrap fee-based business.

BOLI assets represent the cash surrender value of life insurance policies on certain active and non-active employees who have provided consent for Bancorp to be the beneficiary for a portion of such policies. The related change in cash surrender value and any death benefits received under the policies are recorded as non-interest income and serves to offset the cost of various employee benefits. BOLI income increased $34,000, or 6%, for the three month period ending March 31, 2025 compared to the same period of the prior year, which was attributed to generally higher yields within the policy plans compared to the prior year.

Other non-interest income decreased $116,000, or 18%, for the three months ended March 31, 2025 compared with the same period of 2024, which was attributed mainly to a decline in revenue generated by insurance policies outside of traditional BOLI policies as a result of the general equity and fixed income market depreciation experienced during the first quarter.

Non-interest Expenses

	Three months ended March 31,
(dollars in thousands)	2025	2024	$ Variance	% Variance

Compensation	$25,932	$24,221	$1,711	7%
Employee benefits	5,785	5,876	(91)	(2)
Net occupancy and equipment	4,123	3,670	453	12
Technology and communication	4,828	5,069	(241)	(5)
Debit and credit card processing	1,819	1,746	73	4
Marketing and business development	1,515	1,075	440	41
Postage, printing and supplies	969	926	43	5
Legal and professional	907	1,115	(208)	(19)
FDIC insurance	1,223	1,112	111	10
Capital and deposit based taxes	700	630	70	11
Intangible amortization	914	1,052	(138)	(13)
Other	2,312	2,469	(157)	(6)
Total non-interest expenses	$51,027	$48,961	$2,066	4%

Total non-interest expenses increased $2.1 million, or 4%, for the three month period ended March 31, 2025 compared to the same period of 2024. Compensation and employee benefits comprised 62.2% of Bancorp’s total non-interest expenses for the three period ended March 31, 2025, compared to 61.5% for the same period of 2024.

Compensation, which includes salaries, incentives, bonuses and stock based compensation, increased $1.7 million, or 7%, for the three month period ended March 31, 2025, as compared with the same period of 2024, the increase attributed primarily to annual merit-based salary increases and growth in full time equivalent employees. Net full time equivalent employees totaled 1,089 at March 31, 2025 compared to 1,080 at December 31, 2024 and 1,062 at March 31, 2024.

Employee benefits consists of all personnel-related expense not included in compensation, with the most significant items being health insurance, payroll taxes and employee retirement plan contributions. Employee benefits decreased $91,000, or 2%, for the three month period ended March 31, 2025, as compared with the same period of 2024, driven mainly by lower health insurance claims activity.

Net occupancy and equipment expenses primarily include depreciation, rent, property taxes, utilities and maintenance. Costs of capital asset additions flow through the statement of income over the lives of the assets in the form of depreciation expense. Net occupancy expense increased $453,000, or 12%, for the three month period ended March 31, 2025, as compared with the same period of 2024, driven by elevated snow removal activity stemming from severe winter weather in addition to higher rent and depreciation expense. At March 31, 2025, Bancorp’s branch network consisted of 73 locations throughout Louisville, central, eastern and Northern Kentucky, as well as the MSAs of Indianapolis, Indiana and Cincinnati, Ohio.

Technology and communication expenses include computer software usage and licensing fees, equipment depreciation and expenditures related to investments in technology needed to maintain and improve the quality of customer delivery channels, information security and internal resources. Technology expense decreased $241,000, or 5%, for the three month period ended March 31, 2025 compared to the same period of 2024, due to lower depreciation levels, temporarily lower technology spending and various upgrade expenses incurred in the prior year.

Bancorp outsources processing for debit and commercial credit card operations, which generate significant revenue for the Company. These expenses typically fluctuate consistent with transaction volumes. Debit and credit card processing expense increased $73,000, or 4%, for the three month period ending March 31, 2025 compared to the same period of last year, driven by higher processing fees.

Marketing and business development expenses include all costs associated with promoting Bancorp, including community support, retaining customers and acquiring new business. Marketing and business development expenses increased $440,000, or 41%, for the three month period ending March 31, 2025, as compared to the same period of 2024, which was the result of higher advertising expense tied to deposit product promotions.

Postage, printing and supplies expense increased $43,000, or 5%, for the three month period ended March 31, 2025 compared to the same period of 2024, consistent with the previously mentioned deposit product promotions.

Legal and professional fees decreased $208,000, or 19%, for the three month period ended March 31, 2025 compared to the same period of the prior year, driven primarily by lower compliance-related consulting expense associated with Bancorp approaching $10 billion in total assets in addition to generally lower legal expenses.

FDIC insurance expense increased $111,000, or 10%, for the three month period ended March 31, 2025, as compared to the same period of 2024, consistent with Bancorp’s growth in addition to changes in loan mix, as higher assessments are levied on C&D lending concentrations, a segment which grew as a percentage of total loans.

Capital and deposit based taxes, which consist primarily of capital-based local income taxes and franchise taxes, increased $70,000, or 11%, for the three month period ended March 31, 2025 compared to the same period of 2024. Bancorp’s capital and deposit based tax expense is based on deposits held within various local taxing districts, as well as gross revenues generated within/appropriated to the state of Ohio, which is the only state Bancorp operates in with a capital-based deposit tax.

Intangible amortization expense consists of amortization associated with the CDI of acquired deposit portfolios, as well as an intangible related to customer list of the WM&T business line added through a past acquisition. The intangibles are amortized on an accelerated basis over a period of approximately ten years. Intangible amortization expense decreased $138,000, or 13%, for the three month period ended March 31, 2025 compared to the same period of the prior year, which is attributed to the accelerated depreciation method for which intangible assets are amortized.

Other non-interest expenses decreased $157,000, or 6%, for the three month period ended March 31, 2025, as compared to the same period of 2024, driven by significant declines in fraudulent check and card losses in addition to lower collections-related expenses.

Income Tax Expense

A comparison of income tax expense and ETR follows:

	Three months ended March 31,
(dollars in thousands)	2025	2024	$/bp Variance	% Variance

Income before income tax expense	$41,621	$32,955	$8,666	26%
Income tax expense	8,350	7,068	1,282	18
Effective tax rate	20.06%	21.45%	(139) bps	(6)

Fluctuations in the ETR are primarily attributed to the following:

●

The impact of state income taxes, net of federal benefit, serves to increase the overall ETR and fluctuates consistent with the level of pre-tax income that is taxable at the state level. The ETR was increased by 2.84% for the three months ended March 31, 2025, compared to an increase of 3.27% for the three months ended March 31, 2024. The impact to the ETR attributed to state income taxes for the current year was lower compared to the prior year, despite higher pre-tax income, due to recognizing more interest income from U.S. treasury securities, which is tax-exempt at the state level.

●

The stock based compensation component of the ETR fluctuates consistent with the level of SAR exercise activity in addition to the levels of PSU, RSA and RSU vesting. The ETR was reduced by 0.65% for the three months ended March 31, 2025 compared to an increase of 0.32% for the same period of 2024, consistent with exercise and vesting activity.

●

The cash surrender value of life insurance policies can vary widely from period to period, driven largely by market changes. The related impact is inversely correlated with the ETR generally, with cash surrender value declines typically serving to increase the ETR and vice versa. Changes in the cash surrender value of life insurance policies decreased the ETR by 0.22% and 0.96% for the three months ended March 31, 2025 and 2024, respectively.

●

Bancorp invests in certain partnerships that yield federal income tax credits. Taken as a whole, the tax benefit of these investments exceeds amortization expense, resulting in a positive impact on net income. The timing and magnitude of these transactions may vary widely from period to period. Cumulative tax credit activity for the three months ended March 31, 2025 and 2024 served to reduce the ETR 2.70% and 0.69%, respectively.

●	Tax-exempt interest income earned on loans and investment securities reduced the ETR by 0.34% and 0.49% for the three months ended March 31, 2025 and 2024, respectively.

Financial Condition – March 31, 2025 Compared to December 31, 2024

Overview

Total assets increased $134 million, or 2%, to $9.00 billion at March 31, 2025 from $8.86 billion at December 31, 2024. The increase for the first quarter of 2025 was attributed to solid loan growth of $126 million, or 2%, and a $113 million, or 39%, increase in cash and cash equivalents, which was partially offset by a decline of $114 million, or 8%, in the investment securities portfolio attributed mainly to scheduled maturity activity.

Total liabilities increased $99 million, or 1%, to $8.02 billion at March 31, 2025 from $7.92 billion at December 31, 2024, with total deposits growing $128 million, or 2%, driven mainly by successful deposit promotions, and offset partially by smaller declines in SSURA and other liabilities.

Stockholders’ equity increased $35 million, or 4%, to $975 million at March 31, 2025 from $940 million at December 31, 2024, as net income of $33.3 million and a $11.3 million improvement in AOCI was offset by $9.1 million of cash dividends declared during the first quarter of 2025. The improvement in AOCI was associated with changes in the interest rate environment and the corresponding impact on the valuation of the AFS debt securities portfolio and cash flow hedging derivatives.

Cash and Cash Equivalents

Cash and cash equivalents increased $113 million, or 39%, ending at $404 million at March 31, 2025 compared to $291 million at December 31, 2024, which was attributed largely to the previously mentioned deposit growth and maturity activity within the investment securities portfolio.

Investment Securities

The primary purpose of the investment securities portfolio is to provide another source of interest income, as well as a tool for liquidity management. In managing the composition of the balance sheet, Bancorp seeks a balance between earnings sources, credit and liquidity considerations.

Investment securities decreased $114 million, or 8%, to $1.25 billion at March 31, 2025 compared to $1.36 billion at December 31, 2024. This decline was driven mainly by scheduled maturities within the treasury portfolio specifically, and to a lesser extent, normal pay down activity. Investment in the securities portfolio during the first quarter of 2025 consisted of purchasing short term treasury securities to put excess liquidity to work and provide collateral to meet pledging requirements, while still offering the funding flexibility allowed by their short duration.

FHLB Stock

FHLB stock holdings increased $7 million to $29 million at March 31, 2025 compared to $22 million at December 31, 2024. The increase was driven by fluctuations in FHLB borrowing activity during the first quarter of 2025, as FHLB members are required to hold certain levels of FHLB stock in relation to the amount of their borrowings. While period end FHLB borrowings were unchanged, average borrowing activity increased during the first quarter of 2025, as overnight borrowings were utilized amidst solid loan growth and deposit fluctuations. Bancorp’s FHLB stock holdings will fluctuate consistent with borrowing activity from period to period.

Loans

Total loans increased $126 million, or 2%, from December 31, 2024 to March 31, 2025. The loan growth experienced during the first quarter of 2025 was well spread across loan categories, with C&D, CRE and C&I line of credit growth leading the way.

Total line of credit utilization has experienced steady improvement over the past several quarters. While relatively flat at 45.7% as of March 31, 2025 compared to 45.9% at December 31, 2024, recent utilization has experienced strong improvement from 38.9% at March 31, 2024. Similarly, utilization within the C&I portfolio was 33.7% at both March 31, 2025 and December 31, 2024, compared to 27.3% at March 31, 2024.

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

CRE represents the largest segment of Bancorp’s loan portfolio, totaling $2.88 billion, or 43%, of total loans as of March 31, 2025. While a combination of sustained higher interest rates and rising central business district vacancies across the country have created credit and collateral concerns within the CRE sector generally, Bancorp believes the quality of its CRE portfolio, and the overall loan portfolio, remains solid.

Office building exposure, which is a sub-segment of CRE and perceived to be of particular risk in the current environment, is a smaller component of Bancorp’s loan portfolio, totaling $584 million, or 9%, of total loans as of March 31, 2025. Approximately $242 million, or 41%, of Bancorp’s office building exposure is medical-related, which in management’s opinion presents reduced risk compared to other CRE uses. In addition, approximately $307 million, or 53%, of the office building exposure is owner-occupied and is generally accompanied by a full commercial banking relationship. This sub-segment is concentrated in Bancorp’s primary markets, with no exposure to large office towers and minimal exposure to central business districts, and continues to perform well with minimal substandard/non-accrual and past due loans as of March 31, 2025.

Bancorp occasionally enters into loan participation agreements with other banks to diversify credit risk. For certain participation loans sold, Bancorp has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their ownership share of the loan without permission from Bancorp. GAAP requires the participated portion of these loans to be recorded as secured borrowings. These participated loans are included in the C&I and CRE loan portfolio segments with a corresponding liability recorded in other liabilities. At both March 31, 2025 and December 31, 2024, the total participated portion of loans of this nature totaled $2 million.

The following table presents the maturity distribution (based on contractual maturity) and rate sensitivity of the total loan portfolio as of March 31, 2025:

	Maturity
March 31, 2025 (in thousands)	Within one year	After one but within five years	After five but within fifteen years	Ater fifteen years	Total	% of Total
Fixed rate	$431,025	$2,126,033	$899,853	$929,645	$4,386,556	66%
Variable rate	786,209	839,264	603,459	30,872	2,259,804	34%
Total loans	$1,217,234	$2,965,297	$1,503,312	$960,517	$6,646,360	100%

In the event where Bancorp structures a loan with a maturity exceeding five years (typically CRE loans), an automatic rate adjustment will typically be set in place at five years from origination date to limit interest rate sensitivity.

Non-performing Loans and Assets

Information summarizing non-performing loans and assets follows:

(dollars in thousands)	March 31, 2025	December 31, 2024

Non-accrual loans	$15,865	$21,727
Modifications to borrowers experiencing financial difficulty	-	-
Loans past due 90 days or more and still accruing	283	487
Total non-performing loans	16,148	22,214

Other real estate owned	85	10
Total non-performing assets	$16,233	$22,224

Non-performing loans to total loans	0.24%	0.34%
Non-performing assets to total assets	0.18%	0.25%
ACL for loans to total non-performing loans	550%	391%

As of March 31, 2025, non-accrual loans totaled $16 million compared to $22 million at December 31, 2024. The decrease in total non-accrual loans between December 31, 2024 and March 31, 2025 stemmed mainly from the payoff of two CRE relationships during the first quarter.

Non-performing assets as of March 31, 2025 consisted of 112 loans, ranging in individual amounts up to $4 million, and two residential real estate properties held as OREO.

Delinquent Loans

Delinquent loans (consisting of all loans 30 days or more past due) totaled $34 million and $32 million at March 31, 2025 and December 31, 2024. Delinquent loans to total loans were 0.50% at both March 31, 2025 and December 31, 2024, respectively. The increase in delinquent loans over this period was primarily driven by two unrelated CRE relationships totaling $4 million that went past due during the first quarter.

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

Bancorp’s ACL for loans was $89 million as of March 31, 2025 compared to $87 million as of December 31, 2024. Provision expense for credit losses on loans of $900,000 was recorded for the first quarter of 2025, consistent with solid loan growth, and to a lesser extent, offset by a stable FRB unemployment forecast and annual CECL model updates. Further, net recoveries of $971,000 were recorded for the three months ended March 31, 2025, serving to increase the ACL for loans.

The ACL for loans calculation and resulting credit loss expense is significantly impacted by changes in forecasted economic conditions. Should the forecast for economic conditions change, Bancorp could experience further adjustments in its required ACL for loans.

The following table sets forth the ACL by category of loan:

	March 31, 2025			December 31, 2024

(dollars in thousands)	Allocated Allowance	% of Total ACL on loans	ACL for loans to Total Loans	Allocated Allowance	% of Total ACL on loans	ACL for loans to Total Loans

Commercial real estate - non-owner occupied	$14,616	17%	0.78%	$13,935	16%	0.76%
Commercial real estate - owner occupied	11,839	13%	1.18%	10,192	12%	1.02%
Total commercial real estate	26,455	30%	0.92%	24,127	28%	0.85%

Commercial and industrial - term	21,677	25%	2.42%	21,284	25%	2.41%
Commercial and industrial - lines of credit	6,629	8%	1.18%	6,496	7%	1.17%
Total commercial and industrial	28,306	33%	1.94%	27,780	32%	1.93%

Residential real estate - owner occupied	13,438	15%	1.65%	14,468	17%	1.80%
Residential real estate - non-owner occupied	4,487	5%	1.18%	5,154	6%	1.35%
Total residential real estate	17,925	20%	1.50%	19,622	23%	1.65%

Construction and land development	11,387	13%	1.68%	10,981	13%	1.76%
Home equity lines of credit	1,280	1%	0.51%	1,277	1%	0.52%
Consumer	2,844	3%	2.03%	2,531	3%	1.75%
Leases	341	0%	2.36%	370	0%	2.38%
Credit cards	276	0%	1.05%	255	0%	1.04%
Total	$88,814	100%	1.34%	$86,943	100%	1.33%

The table below details net charge-offs to average loans outstanding by category of loan for the three month periods ended March 31, 2025 and 2024, respectively.

	2025			2024
Three months ended March 31, (dollars in thousands)	Net (charge offs)/ recoveries	Average Loans	Net (charge offs)/ recoveries to average loans	Net (charge offs)/ recoveries	Average Loans	Net (charge offs)/ recoveries to average loans

Commercial real estate - non-owner occupied	$18	$1,857,086	0.00%	$16	$1,585,189	0.00%
Commercial real estate - owner occupied	-	1,005,949	0.00%	4	919,469	0.00%
Total commercial real estate	18	2,863,035	0.00%	20	2,504,658	0.00%

Commercial and industrial - term	1,157	894,005	0.13%	230	865,611	0.03%
Commercial and industrial - lines of credit	-	560,284	0.00%	204	434,476	0.05%
Total commercial and industrial	1,157	1,454,289	0.08%	434	1,300,087	0.03%

Residential real estate - owner occupied	(47)	811,174	-0.01%	1	715,884	0.00%
Residential real estate - non-owner occupied	-	382,899	0.00%	-	359,747	0.00%
Total residential real estate	(47)	1,194,073	0.00%	1	1,075,631	0.00%

Construction and land development	-	652,560	0.00%	-	531,620	0.00%
Home equity lines of credit	(10)	250,310	0.00%	2	211,864	0.00%
Consumer	(90)	142,629	-0.06%	(99)	145,145	-0.07%
Leases	-	15,019	0.00%	-	16,057	0.00%
Credit cards	(57)	25,473	-0.22%	(10)	23,862	-0.04%
Total	$971	$6,597,388	0.01%	$348	$5,808,924	0.01%

While separate from the ACL for loans and recorded in other liabilities on the consolidated balance sheets, the ACL for off balance sheet credit exposures remained unchanged between December 31, 2024 and March 31, 2025. No provision for credit loss expense for off balance sheet credit exposures was recorded for the three months ended March 31, 2025, as overall utilization was flat during the first quarter. The ACL for off balance sheet credit exposures totaled $6.8 million as of March 31, 2025 and December 31, 2024.

Premises and Equipment

Premises and equipment are presented on the consolidated balance sheets net of related depreciation on the respective assets, as well as fair value adjustments associated with purchase accounting. Premises and equipment increased $1 million, or 1%, between December 31, 2024 and March 31, 2025. Bancorp’s branch network currently consists of 73 locations throughout Louisville, central, eastern and northern, Kentucky, as well as the Indianapolis, Indiana and Cincinnati, Ohio markets.

Premises held for sale totaling $2.3 million was recorded on Bancorp’s consolidated balance sheets as of both March 31, 2025 and December 31, 2024, respectively, and consisted of three vacant parcels of land, a former administrative building and one former branch location.

BOLI

Bank-owned life insurance assets increased $621,000, or 1%, to $90 million at March 31, 2025, compared to $89 million at December 31, 2024, the increase being attributed to general appreciation of the cash surrender values within the policy plans experienced during the first quarter.

Goodwill

At March 31, 2025 and December 31, 2024, Bancorp had $194 million in goodwill recorded on its balance sheet. Goodwill of $58 million and $123 million is attributed to the acquisitions of CB and KB in 2022 and 2021, respectively. Additionally, goodwill totaling $12 million and $682,000 is attributed to the acquisitions of KSB and Austin State Bank in 2019 and 1996, respectively. The acquisition of TBOC in 2013 resulted in a bargain purchase gain.

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

Core Deposit and Customer List Intangibles

CDIs and CLIs arising from business acquisitions are initially measured at fair value and are then amortized on an accelerated method based on their useful lives. As of March 31, 2025 and December 31, 2024, Bancorp’s CDI assets totaled $8.4 million and $9.0 million, respectively. As of March 31, 2025 and December 31, 2024, Bancorp’s CLI assets were $6.5 million and $6.8 million, respectively, and attributed entirely to the WM&T segment.

Other Assets and Other Liabilities

Other assets increased $1 million, or less than 1%, to $310 million between December 31, 2024 and March 31, 2025. Other liabilities decreased $17 million, or 7%, to $241 million over the same period. The increase in other assets stems from the largely offsetting impact of recording additional tax credit investment assets and market value declines for interest rate swap assets. The decrease in other liabilities was driven largely by a reduction in various accrued liabilities, such as employee incentive compensation and other benefit-related accruals.

Deposits

Total deposits increased $128 million, or 2%, from December 31, 2024 to March 31, 2025. Interest bearing deposits increased $84 million, or 2%, tied primarily to the success of deposit promotions during the first quarter, which more than offset declines in interest bearing demand and money market deposits. While non-interest bearing deposits increased $43 million, or 3%, as of period end, average non-interest bearing deposits decreased $67 million, or 4% decrease for the three months ended March 31, 2025 compared to the three months ended December 31, 2024.

Bancorp continues to experience a shift in the deposit portfolio mix, as customers continue to seek higher-yielding alternatives to low-rate or non-interest bearing deposits in the higher rate environment. While the cost of interest-bearing deposits has moderated in recent quarters, the cost of total deposits (including non-interest deposits) increased to 2.00% from 1.95% for the three months ended March 31, 2025 compared to the same period of the prior year. Bancorp expects deposit costs to potentially weigh on NIM in the coming quarters due to deposit pricing pressure/competition and the continued shift in deposit mix.

Securities Sold Under Agreements to Repurchase

SSUAR declined $12 million, or 7%, between December 31, 2024 and March 31, 2025, as the result of normal fluctuations.

SSUAR represent a funding source of Bancorp and are used by commercial customers in conjunction with collateralized corporate cash management accounts. Such repurchase agreements are considered financing agreements and mature within one business day from the transaction date. At March 31, 2025 and December 31, 2024, all of these financing arrangements had overnight maturities and were secured by government sponsored enterprise obligations and government agency mortgage-backed securities that were owned and controlled by Bancorp.

SSUAR are collateralized by securities and are treated as financings; accordingly, the securities involved with the agreements are recorded as assets and are held by a safekeeping agent and the obligations to repurchase the securities are reflected as liabilities. All securities underlying the agreements are under Bancorp’s control.

Federal Funds Purchased

FFP and other short-term borrowing balances were relatively flat between December 31, 2024 and March 31, 2025, increasing less than 1%. At March 31, 2025, FFP related mainly to excess liquidity held by downstream correspondent bank customers of Bancorp.

Subordinated Debentures

Bancorp owns the following unconsolidated trust subsidiaries: Commonwealth Statutory Trust III, Commonwealth Statutory Trust IV and Commonwealth Statutory Trust V. The sole assets of the trust subsidiaries represent the proceeds of offerings loaned in exchange for subordinated debentures with similar terms to the TPS. The TPS are treated as part of Tier 1 Capital. The subordinated note and related interest expense are included in Bancorp’s consolidated financial statements. The subordinated notes are currently redeemable at Bancorp’s option on a quarterly basis. As of March 31, 2025 and December 31, 2024, subordinated notes totaled $27 million, respectively.

FHLB Advances

FHLB advances outstanding totaled $300 million at both March 31, 2025 and December 31, 2024, and consisted entirely of a $300 million three-month rolling advance related to four separate interest rate swaps (cash flow hedges) entered into in an effort to secure longer-term funding at more attractive rates. For more information related to the interest rate swaps noted above, see the footnote titled, “Derivative Financial Instruments.”

Average FHLB advances increased $192 million, or 70%, for the three months ended March 31, 2025 compared to the same period of the prior year, attributed mainly to utilization of overnight borrowings to fund loan growth and deposit fluctuations during the first quarter of 2025. However, no overnight borrowings were outstanding as of March 31, 2025, nor December 31, 2024.

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

Bancorp’s most liquid assets are comprised of cash and due from banks, FFS and AFS debt securities. FFS and interest bearing deposits totaled $294 million and $212 million at March 31, 2025 and December 31, 2024, respectively. The increase experienced for the three months of 2025 was attributed largely to maturity activity within the investment securities portfolio and deposit growth associated with successful deposit promotions. FFS normally have overnight maturities while interest-bearing deposits in banks are accessible on demand. These investments are generally used for daily liquidity purposes.

The fair value of the AFS debt security portfolio was $1.0 billion and $990 million at March 31, 2025 and December 31, 2024, respectively. The increase in AFS debt security portfolio for the first three months of 2025 was attributed mainly to reinvesting a portion of scheduled treasury maturities on a short-term basis for collateral pledging purposes. The investment portfolio (HTM and AFS) includes total cash flows on amortizing debt securities of approximately $416 million (based on assumed prepayment speeds as of March 31, 2025) expected over the next 12 months, including $255 million of contractual maturities. Combined with FFS and interest bearing deposits from banks, AFS debt securities offer substantial resources to meet either loan growth or reductions in Bancorp’s deposit funding base. Bancorp pledges portions of its investment securities portfolio to secure public funds, cash balances of certain WM&T accounts and SSUAR. At March 31, 2025, the total carrying value of investment securities pledged for these purposes comprised 71% of the debt securities portfolio, leaving approximately $365 million of unpledged debt securities, compared to 63% and $508 million at December 31, 2024, respectively.

Bancorp’s deposit base consists mainly of core deposits, which are defined as demand, savings, and money market deposit accounts, time deposits less than or equal to $250,000, and excludes public funds and brokered deposits. At March 31, 2025, such deposits totaled $6.17 billion and represented 85% of Bancorp’s total deposits, as compared with $6.14 billion, or 86% of total deposits at December 31, 2024. Because these core deposits are less volatile and are often tied to other products of Bancorp through long lasting relationships, they do not place undue pressure on liquidity.

As of March 31, 2025 and December 31, 2024, Bancorp held no brokered deposits.

Included in total deposit balances at March 31, 2025 are $639 million in public funds generally comprised of accounts with local government agencies and public school districts in the markets in which Bancorp operates. At December 31, 2024, public funds deposits totaled $663 million. The decrease experienced during the first quarter of 2025 was attributed to normal seasonal public funds run-off.

Bancorp is a member of the FHLB of Cincinnati. As a member of the FHLB, Bancorp has access to credit products of the FHLB. Bancorp views these borrowings as a potential low cost alternative to brokered deposits. At March 31, 2025 and December 31, 2024, available credit from the FHLB totaled $1.27 billion and $1.25 billion, respectively. Bancorp also had unsecured FFP lines with correspondent banks totaling $80 million at both March 31, 2025 and December 31, 2024, respectively.

During the normal course of business, Bancorp enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through Bancorp’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of Bancorp’s liquidity.

Bancorp’s principal source of cash is dividends paid to it as the sole shareholder of the Bank. As discussed in the Footnote titled “Commitments and Contingent Liabilities,” as of January 1st of any year, the Bank may pay dividends in an amount equal to the Bank’s net income of the prior two years less any dividends paid for the same two years. At March 31, 2025, the Bank could pay an amount equal to $182 million in dividends to Bancorp without regulatory approval subject to ongoing capital requirements of the Bank.

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

Bancorp provides customers with off-balance sheet credit support through loan commitments and standby letters of credit. Unused loan commitments decreased $66 million, or 3%, as of March 31, 2025 compared to December 31, 2024, largely as a result of a decline in future loan commitments.

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

The ACL for off balance sheet credit exposures, which is separate from the ACL for loans and recorded in other liabilities on the consolidated balance sheets, was $6.8 million as of both March 31, 2025 and December 31, 2024, respectively. No provision expense for off balance sheet credit exposures of was recorded for the three month period ended March 31, 2025, as overall utilization was flat.

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

Capital

At March 31, 2025, stockholders’ equity totaled $975 million, representing an increase of $35 million, or 4%, compared to December 31, 2024, as net income of $33.3 million and an $11.3 million improvement in AOCI was offset by $9.1 million of dividends declared during the first quarter of 2025. The improvement in AOCI was associated with changes in the interest rate environment and the corresponding impact on the valuation of the AFS debt securities portfolio and cash flow hedging derivatives. See the “Condensed Consolidated Statement of Changes in Stockholders’ Equity” for further detail of changes in equity.

Bancorp’s TCE ratio and tangible book value per share, both non-GAAP disclosures, experienced improvement between December 31, 2024 and March 31, 2025, which stemmed largely from recording net income of $33.3 million. TCE was 8.72% at March 31, 2025 compared to 8.44% at December 31, 2024, while tangible book value per share was $26.01 at March 31, 2025, compared to $24.82 at December 31, 2024. See the section titled “Non-GAAP Financial Measures” for reconcilement of non-GAAP to GAAP measures.

In May 2023, Bancorp’s Board of Directors extended its share repurchase program authorizing the repurchase of up to 1 million shares, or approximately 4% of Bancorp’s total common shares outstanding at the time. The plan, which will expire in May 2025 unless otherwise extended or completed at an earlier date, does not obligate Bancorp to repurchase any specific dollar amount or number of shares prior to the plan’s expiration. No shares were repurchased in 2024, nor the first three months of 2025, as Bancorp continues to prioritize capital preservation and liquidity management. As of March 31, 2025, approximately 741,000 shares remain eligible for repurchase under the current repurchase plan.

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

Capital ratios as of March 31, 2025 increased compared December 31, 2024, as a result of strong operating results, which helped offset risk-weighted asset growth within the loan portfolio. Bancorp continues to exceed the regulatory requirements for all calculations. Bancorp and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB and the FDIC, in addition to the capital conservation buffer.

Banking regulators have categorized the Bank as well-capitalized. To meet the definition of well-capitalized for prompt corrective action requirements, a bank must have a minimum 6.5% Common Equity Tier 1 Risk-Based Capital ratio, 8.0% Tier 1 Risk-Based Capital ratio, 10.0% Total Risk-Based Capital ratio and 5.0% Tier 1 Leverage ratio.

Additionally, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, Bancorp and the Bank must hold a 2.5% capital conservation buffer composed of Common Equity Tier 1 Risk-Based Capital above the minimum risk-based capital requirements for the Common Equity Tier 1 Risk-Based Capital ratio, Tier 1 Risk-Based Capital ratio and Total Risk-Based Capital ratio necessary to be considered adequately-capitalized. At March 31, 2025, the adequately-capitalized minimums, including the capital conservation buffer, were a 7.0% Common Equity Tier 1 Risk-Based Capital ratio, 8.5% Tier 1 Risk-Based Capital ratio and 10.5% Total Risk-Based Capital ratio.

As previously noted, Bancorp is the 100% owner of three unconsolidated trust subsidiaries. The sole assets of the trust subsidiaries represent the proceeds of offerings loaned in exchange for subordinated debentures with similar terms to the TPS. The TPS are treated as part of Tier 1 Capital. The subordinated note and related interest expense are included in Bancorp’s consolidated financial statements. The subordinated notes are currently redeemable at Bancorp’s option on a quarterly basis. As of March 31, 2025 and December 31, 2024, subordinated notes totaled $27 million, respectively.

As permitted by the interim final rule issued on March 27, 2020 by the federal banking regulatory agencies, Bancorp elected the option to delay the estimated impact on regulatory capital related to the adoption of ASC 326 “Financial Instruments – Credit Losses,” or CECL, which was effective January 1, 2020. The initial impact of adoption of ASC 326, as well as 25% of the quarterly increases in the ACL subsequent to adoption of ASC 326 (collectively the “transition adjustments”) were delayed for two years. After two years, the cumulative amount of the transition adjustments became fixed and was phased out of the regulatory capital calculations evenly over a three-year period, with 75% recognized in year three, 50% recognized in year four and 25% recognized in year five. 2024 represented the fifth and final year of the transition period for Bancorp and the temporary capital benefits became fully reversed as of December 31, 2024. Had Bancorp not elected to defer the regulatory capital impact of CECL, the post ASC 326 adoption capital ratios of Bancorp and the Bank would still have exceeded the well-capitalized level.

Non-GAAP Financial Measures

The following table provides a reconciliation of total stockholders’ equity in accordance with GAAP to tangible stockholders’ equity (TCE), a non-GAAP disclosure. Bancorp provides the TCE per share, a non-GAAP measure, in addition to those defined by banking regulators, based on its widespread use by investors as a means to evaluate capital adequacy:

(dollars in thousands, except per share data)	March 31, 2025	December 31, 2024

Total stockholders' equity - GAAP (a)	$975,473	$940,476
Less: Goodwill	(194,074)	(194,074)
Less: Core deposit and other intangibles	(14,904)	(15,818)
Tangible common equity - Non-GAAP (c)	$766,495	$730,584

Total assets - GAAP (b)	$8,997,478	$8,863,419
Less: Goodwill	(194,074)	(194,074)
Less: Core deposit and other intangibles	(14,904)	(15,818)
Tangible assets - Non-GAAP (d)	$8,788,500	$8,653,527

Total stockholders' equity to total assets - GAAP (a/b)	10.84%	10.61%
Tangible common equity to tangible assets - Non-GAAP (c/d)	8.72%	8.44%

Total shares outstanding (e)	29,469	29,431

Book value per share - GAAP (a/e)	$33.10	$31.96
Tangible common equity per share - Non-GAAP (c/e)	26.01	24.82

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

	Three months ended March 31,
(dollars in thousands)	2025	2024

Total non-interest expenses (a)	$51,027	$48,961

Total net interest income, FTE	$70,636	$60,167
Total non-interest income	22,996	23,271
Total revenue - Non-GAAP (b)	93,632	83,438

Efficiency ratio - Non-GAAP (a/b)	54.50%	58.68%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table shows information relating to the repurchase of shares of common stock by Bancorp during the three months ended March 31, 2025.

	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Average price paid per share	Maximum number of shares that may yet be purchased under the plans or programs

January 1 - January 31	2,549	$61.98	—	$—
February 1 - February 28	10,386	74.74	—	—
March 1 - March 31	6,124	68.54	—	—
Total	19,059	$71.04	—	$—	741,196

(1)	Shares repurchased during the three month period ended March 31, 2025 represent shares withheld to pay taxes due.

In May 2023, Bancorp’s Board of Directors extended its share repurchase program authorizing the repurchase of up to 1 million shares, or approximately 4% of Bancorp’s total common shares outstanding at the time. The plan, which will expire in May 2025 unless otherwise extended or completed at an earlier date, does not obligate Bancorp to repurchase any specific dollar amount or number of shares prior to the plan’s expiration. No shares were repurchased in 2024, nor the first three months of 2025, as Bancorp continues to prioritize capital preservation and liquidity management. As of March 31, 2025, approximately 741,000 shares remain eligible for repurchase under the current repurchase plan.

There were no equity securities of the registrant sold without registration during the quarter covered by this report.

Item 5.	Other Information

(c) During the three months ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101

The following materials from Stock Yards Bancorp Inc.’s Form 10-Q Report for the quarterly period ended March 31, 2025 formatted in inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from Stock Yards Bancorp Inc.’s Form 10-Q Report for the quarterly period ended March 31, 2025 formatted in inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STOCK YARDS BANCORP, INC. (Registrant)

Date: May 6, 2025	By:	/s/ James A. Hillebrand James A. Hillebrand Chairman and CEO (Principal Executive Officer)

Date: May 6, 2025		/s/ T. Clay Stinnett T. Clay Stinnett EVP, Treasurer and CFO (Principal Financial Officer)