Form 10-Q
period 2025-06-30
Stock Yards Bancorp, Inc.
filed 2025-08-05
CIK 835324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

or

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

The number of shares outstanding of the registrant’s Common Stock, no par value, as of July 31, 2025, was 29,473,332.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2025 (unaudited) and December 31, 2024 (in thousands, except share data)

	June 30,	December 31,
	2025	2024
Assets
Cash and due from banks	$97,606	$78,925
Federal funds sold and interest bearing due from banks	353,806	212,095
Total cash and cash equivalents	451,412	291,020

Mortgage loans held for sale, at fair value	5,014	6,286
Available for sale debt securities (amortized cost of $1,112,166 in 2025 and $1,114,961 in 2024, respectively)	1,013,862	990,114
Held to maturity debt securities (fair value of $187,271 in 2025 and $341,357 in 2024, respectively)	207,980	370,171
Federal Home Loan Bank stock, at cost	22,839	21,603
Loans	6,850,273	6,520,402
Allowance for credit losses on loans	(90,722)	(86,943)
Net loans	6,759,551	6,433,459

Premises and equipment, net	113,963	112,736
Premises held for sale	1,689	2,321
Bank owned life insurance	90,621	89,370
Accrued interest receivable	27,210	27,697
Goodwill	194,074	194,074
Core deposit intangible	7,833	8,978
Customer list intangible	6,156	6,840
Other assets	306,782	308,750
Total assets	$9,208,986	$8,863,419

Liabilities
Deposits:
Non-interest bearing	$1,514,924	$1,456,138
Interest bearing	5,991,826	5,710,263
Total deposits	7,506,750	7,166,401

Securities sold under agreements to repurchase	126,576	162,967
Federal funds purchased	6,709	6,525
Subordinated debentures	26,806	26,806
Federal Home Loan Bank advances	300,000	300,000
Accrued interest payable	1,835	1,912
Other liabilities	234,606	258,332
Total liabilities	8,203,282	7,922,943

Commitments and contingent liabilities (Footnote 12)

Stockholders’ equity
Preferred stock, no par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value. Authorized 40,000,000 shares; issued and outstanding 29,473,000 and 29,431,000 shares in 2025 and 2024, respectively	59,081	58,939
Additional paid-in capital	400,459	395,081
Retained earnings	621,475	577,607
Accumulated other comprehensive loss	(75,311)	(91,151)
Total stockholders’ equity	1,005,704	940,476
Total liabilities and equity	$9,208,986	$8,863,419

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

For the three and six months ended June 30, 2025 and 2024 (in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Interest income:
Loans, including fees	$103,009	$90,018	$202,609	$175,858
Federal funds sold and interest bearing due from banks	2,730	2,157	4,731	4,253
Mortgage loans held for sale	78	74	155	105
Federal Home Loan Bank stock	662	470	1,194	938
Investment securities:
Taxable	8,052	7,125	16,547	14,782
Tax-exempt	469	460	930	913
Total interest income	115,000	100,304	226,166	196,849
Interest expense:
Deposits	37,511	31,623	72,092	63,489
Securities sold under agreements to repurchase	625	771	1,439	1,702
Federal funds purchased and other short-term borrowings	72	139	142	275
Federal Home Loan Bank advances	2,908	5,263	7,649	8,260
Subordinated debentures	411	486	819	1,031
Total interest expense	41,527	38,282	82,141	74,757
Net interest income	73,473	62,022	144,025	122,092
Provision for credit losses	2,175	1,300	3,075	2,725
Net interest income after provision expense	71,298	60,722	140,950	119,367
Non-interest income:
Wealth management and trust services	10,483	10,795	21,130	21,566
Deposit service charges	2,069	2,180	4,148	4,316
Debit and credit card income	4,837	4,923	9,345	9,605
Treasury management fees	3,005	2,825	5,678	5,450
Mortgage banking income	1,094	1,017	2,011	1,965
Net investment product sales commissions and fees	980	800	1,990	1,665
Bank owned life insurance	629	595	1,251	1,183
Gain on sale of premises and equipment	74	20	74	20
Other	1,177	500	1,717	1,156
Total non-interest income	24,348	23,655	47,344	46,926
Non-interest expenses:
Compensation	27,279	24,634	53,211	48,855
Employee benefits	5,330	5,086	11,115	10,962
Net occupancy and equipment	4,025	3,819	8,148	7,489
Technology and communication	4,773	4,894	9,601	9,963
Debit and credit card processing	1,908	1,811	3,727	3,557
Marketing and business development	1,951	1,596	3,466	2,671
Postage, printing and supplies	937	913	1,906	1,839
Legal and professional	1,088	1,185	1,995	2,300
FDIC insurance	1,260	1,161	2,483	2,273
Capital and deposit based taxes	738	673	1,438	1,303
Intangible amortization	915	1,051	1,829	2,103
Other	2,496	2,286	4,808	4,755
Total non-interest expenses	52,700	49,109	103,727	98,070
Income before income tax expense	42,946	35,268	84,567	68,223
Income tax expense	8,922	7,670	17,272	14,738
Net income	$34,024	$27,598	$67,295	$53,485
Net income per share - basic	$1.16	$0.94	$2.29	$1.83
Net income per share - diluted	$1.15	$0.94	$2.28	$1.82
Weighted average outstanding shares
Basic	29,364	29,283	29,356	29,267
Diluted	29,505	29,383	29,503	29,372

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

For the three and six months ended June 30, 2025 and 2024 (in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$34,024	$27,598	$67,295	$53,485
Other comprehensive income (loss):
Change in unrealized gain (loss) on AFS debt securities	8,028	(410)	26,543	(6,746)
Change in fair value of derivatives used in cash flow hedge	(2,010)	503	(5,506)	3,828
Total other comprehensive income (loss) before income tax effect	6,018	93	21,036	(2,918)
Income tax effect	1,489	19	5,197	(736)
Total other comprehensive income (loss) net of tax	4,529	74	15,840	(2,182)
Comprehensive income	$38,553	$27,672	$83,135	$51,303

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

For the three and six months ended June 30, 2025 and 2024 (in thousands, except per share data)

					Accumulated
	Common stock		Additional		other	Total
	Shares		paid-in	Retained	comprehensive	stockholders'
	outstanding	Amount	capital	earnings	loss	equity

Balance, January 1, 2025	29,431	$58,939	$395,081	$577,607	$(91,151)	$940,476

Activity for three months ended March 31, 2025:
Net income	—	—	—	33,271	—	33,271
Other comprehensive income	—	—	—	—	11,311	11,311
Stock compensation expense	—	—	1,153	—	—	1,153
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations	40	133	2,881	(4,622)	—	(1,608)
Cash dividends declared, $0.31 per share	—	—	—	(9,130)	—	(9,130)
Shares cancelled	(2)	(6)	(111)	117	—	—
Balance, March 31, 2025	29,469	$59,066	$399,004	$597,243	$(79,840)	$975,473

Activity for three months ended June 30, 2025:
Net income	—	—	—	34,024	—	34,024
Other comprehensive income	—	—	—	—	4,529	4,529
Stock compensation expense	—	—	1,121	—	—	1,121
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations	5	17	373	(698)	—	(308)
Cash dividends declared, $0.31 per share	—	—	—	(9,135)	—	(9,135)
Shares cancelled	(1)	(2)	(39)	41	—	—
Balance, June 30, 2025	29,473	$59,081	$400,459	$621,475	$(75,311)	$1,005,704

(continued)

(continued)

					Accumulated
	Common stock		Additional		other	Total
	Shares		paid-in	Retained	comprehensive	stockholders'
	outstanding	Amount	capital	earnings	loss	equity

Balance, January 1, 2024	29,329	$58,602	$385,955	$506,344	$(92,798)	$858,103

Activity for three months ended March 31, 2024:
Net income	—	—	—	25,887	—	25,887
Other comprehensive loss	—	—	—	—	(2,256)	(2,256)
Stock compensation expense	—	—	942	—	—	942
Reclassification adjustment - ASU 2023-02	—	—	—	2,482	—	2,482
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations	65	212	2,825	(4,675)	—	(1,638)
Cash dividends declared, $0.30 per share	—	—	—	(8,809)	—	(8,809)
Shares cancelled	(1)	(2)	(37)	39	—	—
Balance, March 31, 2024	29,393	$58,812	$389,685	$521,268	$(95,054)	$874,711

Activity for three months ended June 30, 2024:
Net income	—	—	—	27,598	—	27,598
Other comprehensive income	—	—	—	—	74	74
Stock compensation expense	—	—	1,008	—	—	1,008
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations	1	3	38	(90)	—	(49)
Cash dividends declared, $0.30 per share	—	—	—	(8,807)	—	(8,807)
Shares cancelled	(6)	(18)	(277)	295	—	—
Balance, June 30, 2024	29,388	$58,797	$390,454	$540,264	$(94,980)	$894,535

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

For the six months ended June 30, 2025 and 2024 (in thousands)

	2025	2024
Cash flows from operating activities:
Net income	$67,295	$53,485
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3,075	2,725
Depreciation, amortization and accretion, net	2,021	6,963
Deferred income tax expense (benefit)	(930)	(330)
Gain on sale of mortgage loans held for sale	(1,377)	(1,024)
Origination of mortgage loans held for sale	(68,063)	(51,464)
Proceeds from sale of mortgage loans held for sale	70,712	52,106
Bank owned life insurance income	(1,251)	(1,183)
Gain on the sale of premises and equipment	(74)	(20)
Stock compensation expense	2,274	1,950
Excess tax benefit from share-based compensation arrangements	(532)	(22)
Net change in accrued interest receivable and other assets	12,549	(3,052)
Net change in accrued interest payable and other liabilities	(9,980)	8,397
Net cash provided by operating activities	75,719	68,531
Cash flows from investing activities:
Proceeds from maturities and paydowns of available for sale debt securities	501,594	61,407
Purchases of available for sale debt securities	(495,032)	—
Proceeds from maturities and paydowns of held to maturity debt securities	162,229	59,286
Purchases of FHLB stock	(17,814)	(27,087)
Proceeds from redemption of FHLB stock	16,578	11,861
Net change in loans	(328,921)	(298,460)
Purchases of premises and equipment	(4,398)	(5,072)
Proceeds from sale or disposal of premises and equipment	710	223
Other investment activities	(34,268)	(8,579)
Proceeds from sales of other real estate owned	75	—
Net cash used in investing activities	(199,247)	(206,421)
Cash flows from financing activities:
Net change in deposits	340,349	(101,510)
Net change in securities sold under agreements to repurchase and federal funds purchased	(36,207)	(2,866)
Proceeds from FHLB advances	600,000	600,000
Repayments of FHLB advances	(600,000)	(400,000)
Repurchase of common stock	(1,916)	(1,687)
Cash dividends paid	(18,306)	(17,655)
Net cash provided by financing activities	283,920	76,282
Net change in cash and cash equivalents	160,392	(61,608)
Beginning cash and cash equivalents	291,020	265,959
Ending cash and cash equivalents	$451,412	$204,351

(continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (continued)

For the six months ended June 30, 2025 and 2024 (in thousands)

Supplemental cash flow information:	2025	2024
Interest paid	$82,218	$74,696
Income taxes paid, net of refunds	11,035	7,188
Cash paid for operating lease liabilities	2,174	2,373

Supplemental non-cash activity:
Change in unfunded commitments in tax credit investments	$21,000	$9,250
Dividends payable to stockholders	214	201
Loans transferred to OREO	75	—

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(1)	Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements include the accounts of Stock Yards Bancorp, Inc. and its wholly owned subsidiary, Stock Yards Bank & Trust Company. The condensed consolidated financial statements in this report have not been audited by the Company’s independent registered public accounting firm, but in the opinion of management, reflect all adjustments necessary for a fair statement of results for the interim period. All such adjustments are of a normal, recurring nature and all intercompany accounts and transactions have been eliminated.

To prepare the condensed consolidated financial statements, management must make estimates and assumptions that may require difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates are susceptible to material changes as a result of changes in facts and circumstances. Actual results could differ significantly from those estimates, and the results of operations for the three and six month periods ended June 30, 2025 do not necessarily indicate the results that Bancorp will achieve for the year ended December 31, 2025, or any other interim period.

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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments in this update address investor requests for more transparency about income tax information through improvements to income tax disclosures, primarily related to effective tax rate reconciliation and information related to income taxes paid, among certain other amendments to improve the effectiveness of such disclosures. The amendments of this ASU are effective for annual periods beginning after December 15, 2024 and are to be applied on a prospective basis. Bancorp will update additional income tax disclosures in its Form 10-K for the year ended December 31, 2025.

On December 31, 2024, Bancorp adopted ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this update improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. Adoption of this ASU did not have a material impact on Bancorp’s consolidated financial statements.

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

AFS Debt Securities

The following table summarizes the amortized cost, unrealized gains and losses, and fair value of Bancorp’s AFS debt securities portfolio:

(in thousands)	Amortized	Unrealized		Fair
June 30, 2025	cost	Gains	Losses	value

U.S. Treasury and other U.S. Government obligations	$248,012	$-	$(8)	$248,004
Government sponsored enterprise obligations	82,169	119	(3,240)	79,048
Mortgage backed securities	655,139	29	(82,977)	572,191
Obligations of states and political subdivisions	125,223	3	(12,172)	113,054
Other	1,623	-	(58)	1,565
Total available for sale debt securities	$1,112,166	$151	$(98,455)	$1,013,862

December 31, 2024

U.S. Treasury and other U.S. Government obligations	$198,182	$33	$-	$198,215
Government sponsored enterprise obligations	88,895	110	(4,847)	84,158
Mortgage backed securities	696,767	-	(105,790)	590,977
Obligations of states and political subdivisions	128,431	1	(14,198)	114,234
Other	2,686	-	(156)	2,530
Total available for sale debt securities	$1,114,961	$144	$(124,991)	$990,114

HTM Debt Securities

The following table summarizes the amortized cost, unrecognized gains and losses, and fair value of Bancorp’s HTM debt securities portfolio:

(in thousands)	Carrying	Unrecognized		Fair
June 30, 2025	value	Gains	Losses	value

U.S. Treasury and other U.S. Government obligations	$1,985	$-	$(40)	$1,945
Government sponsored enterprise obligations	23,380	-	(1,303)	22,077
Mortgage backed securities	182,615	3	(19,369)	163,249
Total held to maturity debt securities	$207,980	$3	$(20,712)	$187,271

December 31, 2024
U.S. Treasury and other U.S. Government obligations	$153,850	$-	$(741)	$153,109
Government sponsored enterprise obligations	25,395	-	(2,034)	23,361
Mortgage backed securities	190,926	2	(26,041)	164,887
Total held to maturity debt securities	$370,171	$2	$(28,816)	$341,357

All investment securities classified as HTM by Bancorp as of June 30, 2025 are obligations of the U.S. Government and/or are issued by U.S. Government-sponsored agencies and have an implicit or explicit government guarantee. Therefore, no ACL has been recorded for Bancorp’s HTM securities as of June 30, 2025. Further, as of June 30, 2025, none of Bancorp’s HTM securities were in non-accrual or past due status.

Debt Securities by Contractual Maturity

A summary of AFS and HTM debt securities by contractual maturity as of June 30, 2025 follows:

	AFS Debt Securities		HTM Debt Securities
(in thousands)	Amortized cost	Fair value	Carrying value	Fair value

Due within one year	$257,665	$257,556	$24,863	$23,530
Due after one year but within five years	33,170	31,969	-	-
Due after five years but within 10 years	92,360	82,127	-	-
Due after 10 years	73,832	70,019	502	492
Mortgage backed securities	655,139	572,191	182,615	163,249
Total	$1,112,166	$1,013,862	$207,980	$187,271

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

At June 30, 2025 and December 31, 2024, there were no holdings of debt securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

Accrued interest on the investment securities portfolio (AFS and HTM) totaled $4 million and $5 million at June 30, 2025 and December 31, 2024, respectively. Accrued interest receivable on the investment securities portfolios is included in the condensed consolidated balance sheets.

Securities with a carrying value of $899 million and $852 million were pledged at June 30, 2025 and December 31, 2024, respectively, to secure accounts of commercial depositors in cash management accounts, public deposits and uninsured cash balances for certain WM&T accounts.

Based on an evaluation of available information including security type, counterparty credit quality, past events, current conditions, and reasonable and supportable forecasts that are relevant to collectability, Bancorp has concluded that it expects to receive all contractual cash flows from each security held in its AFS and HTM debt securities portfolio. As such, no allowance or impairment was recorded with respect to investment securities as of June 30, 2025 and December 31, 2024.

Unrealized and Unrecognized Loss Analysis on Debt Securities

Debt securities with unrealized and unrecognized losses at June 30, 2025 and December 31, 2024, aggregated by investment category and length of time securities have been in a continuous unrealized loss position follows:

	AFS Debt Securities
	Less than 12 months		12 months or more		Total
(in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2025	value	losses	value	losses	value	losses

U.S. Treasury and other U.S. Government obligations	$248,004	$(8)	$-	$-	$248,004	$(8)
Government sponsored enterprise obligations	5,606	(26)	69,341	(3,214)	74,947	(3,240)
Mortgage-backed securities	15,277	(134)	550,235	(82,843)	565,512	(82,977)
Obligations of states and political subdivisions	4,683	(53)	97,939	(12,119)	102,622	(12,172)
Other	-	-	1,565	(58)	1,565	(58)
Total AFS debt securities	$273,570	$(221)	$719,080	$(98,234)	$992,650	$(98,455)

December 31, 2024

Government sponsored enterprise obligations	$5,801	$(49)	$74,478	$(4,798)	$80,279	$(4,847)
Mortgage-backed securities	23,159	(579)	567,818	(105,211)	590,977	(105,790)
Obligations of states and political subdivisions	9,181	(164)	101,407	(14,034)	110,588	(14,198)
Other	-	-	2,530	(156)	2,530	(156)
Total AFS debt securities	$38,141	$(792)	$746,233	$(124,199)	$784,374	$(124,991)

	HTM Debt Securities
	Less than 12 months		12 months or more		Total
(in thousands)	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
June 30, 2025	value	losses	value	losses	value	losses

U.S. Treasury and other U.S. Government obligations	$-	$-	$1,946	$(40)	$1,946	$(40)
Government sponsored enterprise obligations	339	(4)	21,729	(1,299)	22,068	(1,303)
Mortgage-backed securities	12	-	162,779	(19,369)	162,791	(19,369)
Total HTM debt securities	$351	$(4)	$186,454	$(20,708)	$186,805	$(20,712)

December 31, 2024

U.S. Treasury and other U.S. Government obligations	$-	$-	$153,109	$(741)	$153,109	$(741)
Government sponsored enterprise obligations	396	(6)	22,965	(2,028)	23,361	(2,034)
Mortgage-backed securities	-	-	164,724	(26,041)	164,724	(26,041)
Total HTM debt securities	$396	$(6)	$340,798	$(28,810)	$341,194	$(28,816)

Applicable dates for determining when securities are in unrealized and unrecognized loss positions are June 30, 2025 and December 31, 2024. As such, it is possible that a security had a market value lower than its amortized cost on other days during the past 12 months, but is not in the “Less than 12 months” category of the preceding table.

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

In evaluating debt securities in unrealized and unrecognized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, Bancorp considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its government-sponsored enterprises, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition, among other factors. Unrealized and unrecognized losses on Bancorp’s investment securities portfolio have not been recognized as an expense because the securities are of high credit quality, and the decline in fair values is attributable to changes in the prevailing interest rate environment since the purchase date. Fair value is expected to recover as securities reach maturity and/or the interest rate environment returns to conditions similar to when these securities were purchased. These investments consisted of 452 and 488 separate investment positions as of June 30, 2025 and December 31, 2024, respectively. By dollar value, approximately 98% and 86% of the debt securities portfolio was in a loss position as of June 30, 2025 and December 31, 2024, respectively. There were no credit related factors underlying unrealized and unrecognized losses on debt securities at June 30, 2025 and December 31, 2024.

(3)	Loans and Allowance for Credit Losses on Loans

Composition of loans by class follows:

(in thousands)	June 30, 2025	December 31, 2024

Commercial real estate - non-owner occupied	$1,989,982	$1,835,935
Commercial real estate - owner occupied	1,010,692	1,002,853
Total commercial real estate	3,000,674	2,838,788

Commercial and industrial - term	856,838	884,399
Commercial and industrial - lines of credit	634,305	554,255
Total commercial and industrial	1,491,143	1,438,654

Residential real estate - owner occupied	851,284	805,080
Residential real estate - non-owner occupied	390,784	382,744
Total residential real estate	1,242,068	1,187,824

Construction and land development	671,011	623,005
Home equity lines of credit	263,826	247,433
Consumer	140,715	144,644
Leases	14,563	15,514
Credits cards	26,273	24,540
Total loans (1)	$6,850,273	$6,520,402

(1) Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs.

Accrued interest receivable on loans, which is excluded from the amortized cost of loans, totaled $23 million at both June 30, 2025 and December 31, 2024, respectively, and was included in the condensed consolidated balance sheets.

Loans with carrying amounts of $3.65 billion and $3.48 billion were pledged to secure FHLB borrowing capacity at June 30, 2025 and December 31, 2024, respectively.

Loans to directors and their related interests, including loans to companies for which directors are principal owners and executive officers, totaled $91 million and $97 million as of June 30, 2025 and December 31, 2024, respectively.

ACL for Loans

The tables below reflects activity in the ACL for loans:

(in thousands) Three Months Ended June 30, 2025	Beginning Balance	Provision for Credit Losses on Loans	Charge-offs	Recoveries	Ending Balance

Commercial real estate - non-owner occupied	$14,616	$654	$-	$8	$15,278
Commercial real estate - owner occupied	11,839	195	(38)	-	11,996
Total commercial real estate	26,455	849	(38)	8	27,274

Commercial and industrial - term	21,677	(943)	(82)	25	20,677
Commercial and industrial - lines of credit	6,629	1,312	-	-	7,941
Total commercial and industrial	28,306	369	(82)	25	28,618

Residential real estate - owner occupied	13,438	773	-	54	14,265
Residential real estate - non-owner occupied	4,487	103	(3)	-	4,587
Total residential real estate	17,925	876	(3)	54	18,852

Construction and land development	11,387	(253)	-	-	11,134
Home equity lines of credit	1,280	63	-	-	1,343
Consumer	2,844	293	(377)	117	2,877
Leases	341	49	-	-	390
Credit cards	276	4	(53)	7	234
Total	$88,814	$2,250	$(553)	$211	$90,722

(in thousands) Six Months Ended June 30, 2025	Beginning Balance	Provision for Credit Losses on Loans	Charge-offs	Recoveries	Ending Balance

Commercial real estate - non-owner occupied	$13,935	$1,317	$-	$26	$15,278
Commercial real estate - owner occupied	10,192	1,842	(38)	-	11,996
Total commercial real estate	24,127	3,159	(38)	26	27,274

Commercial and industrial - term	21,284	(1,707)	(342)	1,442	20,677
Commercial and industrial - lines of credit	6,496	1,445	-	-	7,941
Total commercial and industrial	27,780	(262)	(342)	1,442	28,618

Residential real estate - owner occupied	14,468	(210)	(50)	57	14,265
Residential real estate - non-owner occupied	5,154	(564)	(3)	-	4,587
Total residential real estate	19,622	(774)	(53)	57	18,852

Construction and land development	10,981	153	-	-	11,134
Home equity lines of credit	1,277	76	(10)	-	1,343
Consumer	2,531	696	(580)	230	2,877
Leases	370	20	-	-	390
Credit cards	255	82	(144)	41	234
Total	$86,943	$3,150	$(1,167)	$1,796	$90,722

(in thousands) Three Months Ended June 30, 2024	Beginning Balance	Provision for Credit Losses on Loans	Charge-offs	Recoveries	Ending Balance

Commercial real estate - non-owner occupied	$21,823	$(8,808)	$-	$17	$13,032
Commercial real estate - owner occupied	11,230	(1,556)	-	45	9,719
Total commercial real estate	33,053	(10,364)	-	62	22,751

Commercial and industrial - term	13,916	7,478	(67)	302	21,629
Commercial and industrial - lines of credit	6,258	(433)	-	-	5,825
Total commercial and industrial	20,174	7,045	(67)	302	27,454

Residential real estate - owner occupied	11,826	1,501	(7)	5	13,325
Residential real estate - non-owner occupied	4,731	(483)	-	-	4,248
Total residential real estate	16,557	1,018	(7)	5	17,573

Construction and land development	7,459	2,570	-	-	10,029
Home equity lines of credit	1,666	(519)	-	-	1,147
Consumer	1,500	1,108	(203)	147	2,552
Leases	232	179	-	-	411
Credit cards	256	38	(70)	14	238
Total	$80,897	$1,075	$(347)	$530	$82,155

(in thousands) Six Months Ended June 30, 2024	Beginning Balance	Provision for Credit Losses on Loans	Charge-offs	Recoveries	Ending Balance

Commercial real estate - non-owner occupied	$22,133	$(9,134)	$-	$33	$13,032
Commercial real estate - owner occupied	11,667	(1,997)	-	49	9,719
Total commercial real estate	33,800	(11,131)	-	82	22,751

Commercial and industrial - term	14,359	6,805	(90)	555	21,629
Commercial and industrial - lines of credit	6,495	(874)	-	204	5,825
Total commercial and industrial	20,854	5,931	(90)	759	27,454

Residential real estate - owner occupied	9,316	4,010	(21)	20	13,325
Residential real estate - non-owner occupied	4,282	(34)	-	-	4,248
Total residential real estate	13,598	3,976	(21)	20	17,573

Construction and land development	7,593	2,436	-	-	10,029
Home equity lines of credit	1,660	(515)	-	2	1,147
Consumer	1,407	1,300	(413)	258	2,552
Leases	220	191	-	-	411
Credit cards	242	62	(85)	19	238
Total	$79,374	$2,250	$(609)	$1,140	$82,155

The following tables present the amortized cost basis of non-performing loans and the amortized cost basis of loans on non-accrual status for which there was no related ACL losses:

	Non-accrual Loans		Past Due 90-Days-
(in thousands)	With No	Total	or-More and Still
June 30, 2025	Recorded ACL	Non-accrual	Accruing Interest

Commercial real estate - non-owner occupied	$—	$4,104	$162
Commercial real estate - owner occupied	434	2,702	—
Total commercial real estate	434	6,806	162

Commercial and industrial - term	302	1,133	3
Commercial and industrial - lines of credit	—	450	20
Total commercial and industrial	302	1,583	23

Residential real estate - owner occupied	252	5,848	—
Residential real estate - non-owner occupied	—	1,548	193
Total residential real estate	252	7,396	193

Construction and land development	1,361	1,361	—
Home equity lines of credit	—	—	—
Consumer	—	374	—
Leases	—	—	—
Credit cards	—	130	—
Total	$2,349	$17,650	$378

	Non-accrual Loans		Past Due 90-Days-
(in thousands)	With No	Total	or-More and Still
December 31, 2024	Recorded ACL	Non-accrual	Accruing Interest

Commercial real estate - non-owner occupied	$4,409	$5,221	$—
Commercial real estate - owner occupied	434	1,231	73
Total commercial real estate	4,843	6,452	73

Commercial and industrial - term	3,828	4,903	95
Commercial and industrial - lines of credit	—	—	19
Total commercial and industrial	3,828	4,903	114

Residential real estate - owner occupied	371	7,168	—
Residential real estate - non-owner occupied	—	2,451	39
Total residential real estate	371	9,619	39

Construction and land development	—	311	—
Home equity lines of credit	—	70	91
Consumer	—	372	—
Leases	—	—	—
Credit cards	—	—	170
Total	$9,042	$21,727	$487

For the three and six month periods ended June 30, 2025 and 2024, the amount of accrued interest income previously recorded as revenue and subsequently reversed due to the change in accrual status was immaterial.

For the three and six month periods ended June 30, 2025 and 2024, no interest income was recognized on loans on non-accrual status.

The following table presents the amortized cost basis and ACL allocated for collateral dependent loans, which are individually evaluated to determine expected credit losses:

(in thousands) June 30, 2025	Real Estate	Accounts Receivable / Equipment	Other	Total	ACL Allocation

Commercial real estate - non-owner occupied	$10,611	$-	$-	$10,611	$1,760
Commercial real estate - owner occupied	4,963	-	-	4,963	844
Total commercial real estate	15,574	-	-	15,574	2,604

Commercial and industrial - term	869	366	76	1,311	715
Commercial and industrial - lines of credit	320	200	451	971	582
Total commercial and industrial	1,189	566	527	2,282	1,297

Residential real estate - owner occupied	5,257	-	-	5,257	1,268
Residential real estate - non-owner occupied	2,028	-	-	2,028	753
Total residential real estate	7,285	-	-	7,285	2,021

Construction and land development	1,361	-	-	1,361	-
Home equity lines of credit	-	-	-	-	-
Consumer	-	-	355	355	26
Leases	-	-	-	-	-
Credit cards	-	-	-	-	-
Total collateral dependent loans	$25,409	$566	$882	$26,857	$5,948

(in thousands) December 31, 2024	Real Estate	Accounts Receivable / Equipment	Other	Total	ACL Allocation

Commercial real estate - non-owner occupied	$11,699	$-	$-	$11,699	$1,075
Commercial real estate - owner occupied	3,547	-	-	3,547	764
Total commercial real estate	15,246	-	-	15,246	1,839

Commercial and industrial - term	740	4,062	76	4,878	516
Commercial and industrial - lines of credit	349	200	-	549	139
Total commercial and industrial	1,089	4,262	76	5,427	655

Residential real estate - owner occupied	6,514	-	-	6,514	448
Residential real estate - non-owner occupied	2,974	-	-	2,974	852
Total residential real estate	9,488	-	-	9,488	1,300

Construction and land development	311	-	-	311	20
Home equity lines of credit	70	-	-	70	-
Consumer	-	-	356	356	34
Leases	-	-	-	-	-
Credit cards	-	-	-	-	-
Total collateral dependent loans	$26,204	$4,262	$432	$30,898	$3,848

The following tables present the aging of contractually past due loans by portfolio class:

(in thousands)		30-59 days	60-89 days	90 or more	Total Past	Total
June 30, 2025	Current	Past Due	Past Due	days Past Due	Due Loans	Loans

Commercial real estate - non-owner occupied	$1,981,314	$1,274	$3,128	$4,266	$8,668	$1,989,982
Commercial real estate - owner occupied	1,008,000	490	222	1,980	2,692	1,010,692
Total commercial real estate	2,989,314	1,764	3,350	6,246	11,360	3,000,674

Commercial and industrial - term	854,886	297	518	1,137	1,952	856,838
Commercial and industrial - lines of credit	633,849	436	—	20	456	634,305
Total commercial and industrial	1,488,735	733	518	1,157	2,408	1,491,143

Residential real estate - owner occupied	834,138	8,780	3,847	4,519	17,146	851,284
Residential real estate - non-owner occupied	388,400	472	208	1,704	2,384	390,784
Total residential real estate	1,222,538	9,252	4,055	6,223	19,530	1,242,068

Construction and land development	669,650	—	—	1,361	1,361	671,011
Home equity lines of credit	262,962	286	578	—	864	263,826
Consumer	139,732	456	156	371	983	140,715
Leases	14,563	—	—	—	—	14,563
Credit cards	25,919	183	41	130	354	26,273
Total	$6,813,413	$12,674	$8,698	$15,488	$36,860	$6,850,273

(in thousands)		30-59 days	60-89 days	90 or more	Total Past	Total
December 31, 2024	Current	Past Due	Past Due	days Past Due	Due Loans	Loans

Commercial real estate - non-owner occupied	$1,831,135	$168	$4,410	$222	$4,800	$1,835,935
Commercial real estate - owner occupied	1,001,351	648	715	139	1,502	1,002,853
Total commercial real estate	2,832,486	816	5,125	361	6,302	2,838,788

Commercial and industrial - term	879,597	103	2,740	1,959	4,802	884,399
Commercial and industrial - lines of credit	552,655	59	1,522	19	1,600	554,255
Total commercial and industrial	1,432,252	162	4,262	1,978	6,402	1,438,654

Residential real estate - owner occupied	789,286	7,737	3,176	4,881	15,794	805,080
Residential real estate - non-owner occupied	381,177	628	56	883	1,567	382,744
Total residential real estate	1,170,463	8,365	3,232	5,764	17,361	1,187,824

Construction and land development	622,614	391	—	—	391	623,005
Home equity lines of credit	246,700	424	194	115	733	247,433
Consumer	143,796	470	69	309	848	144,644
Leases	15,514	—	—	—	—	15,514
Credit cards	24,122	220	27	171	418	24,540
Total	$6,487,947	$10,848	$12,909	$8,698	$32,455	$6,520,402

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

As of June 30, 2025, the risk rating of loans based on year of origination was as follows:

							Revolving
							loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						amortized
June 30, 2025	2025	2024	2023	2022	2021	Prior	cost basis	Total

Commercial real estate - non-owner occupied:
Risk rating
Pass	$331,158	$365,753	$296,719	$348,590	$275,647	$290,424	$27,561	$1,935,852
OAEM	4,974	2,285	11,782	2,442	10,548	14,608	-	46,639
Substandard	1,534	1,538	-	-	-	217	98	3,387
Substandard non-performing	-	263	-	-	-	3,841	-	4,104
Doubtful	-	-	-	-	-	-	-	-
Total Commercial real estate non-owner occupied	$337,666	$369,839	$308,501	$351,032	$286,195	$309,090	$27,659	$1,989,982
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate - owner occupied:
Risk rating
Pass	$95,290	$109,674	$174,139	$157,815	$168,261	$253,893	$16,417	$975,489
OAEM	35	5,821	188	1,439	1,816	3,290	-	12,589
Substandard	1,100	6,057	5,636	3,400	3,507	212	-	19,912
Substandard non-performing	-	674	1,206	100	722	-	-	2,702
Doubtful	-	-	-	-	-	-	-	-
Total Commercial real estate owner occupied	$96,425	$122,226	$181,169	$162,754	$174,306	$257,395	$16,417	$1,010,692
Current period gross charge offs	$-	$-	$-	$(38)	$-	$-	$-	$(38)

Commercial and industrial - term:
Risk rating
Pass	$136,019	$231,284	$151,842	$164,766	$103,246	$52,988	$-	$840,145
OAEM	958	8,041	135	1,187	8	13	-	10,342
Substandard	498	-	133	1,216	3,292	79	-	5,218
Substandard non-performing	3	292	332	12	-	494	-	1,133
Doubtful	-	-	-	-	-	-	-	-
Total Commercial and industrial - term	$137,478	$239,617	$152,442	$167,181	$106,546	$53,574	$-	$856,838
Current period gross charge offs	$-	$(52)	$(240)	$(46)	$(4)	$-	$-	$(342)

Commercial and industrial - lines of credit
Risk rating
Pass	$55,484	$122,868	$8,088	$1,782	$2,206	$2,464	$406,438	$599,330
OAEM	-	2,364	-	-	-	-	8,787	11,151
Substandard	-	-	-	-	-	-	23,373	23,373
Substandard non-performing	451	-	-	-	-	-	-	451
Doubtful	-	-	-	-	-	-	-	-
Total Commercial and industrial - lines of credit	$55,935	$125,232	$8,088	$1,782	$2,206	$2,464	$438,598	$634,305
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

(continued)

(continued)

							Revolving
							loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						amortized
June 30, 2025	2025	2024	2023	2022	2021	Prior	cost basis	Total

Residential real estate - owner occupied
Risk rating
Pass	$89,613	$154,664	$147,131	$160,090	$150,155	$143,209	$-	$844,862
OAEM	154	-	-	-	80	-	-	234
Substandard	-	-	-	11	-	328	-	339
Substandard non-performing	248	754	2,936	1,201	171	539	-	5,849
Doubtful	-	-	-	-	-	-	-	-
Total Residential real estate - owner occupied	$90,015	$155,418	$150,067	$161,302	$150,406	$144,076	$-	$851,284
Current period gross charge offs	$-	$-	$(45)	$-	$-	$(5)	$-	$(50)

Residential real estate - non-owner occupied
Risk rating
Pass	$45,967	$70,847	$61,169	$67,682	$65,828	$77,150	$-	$388,643
OAEM	-	-	-	-	-	483	-	483
Substandard	-	-	-	-	-	110	-	110
Substandard non-performing	-	150	1,130	159	-	109	-	1,548
Doubtful	-	-	-	-	-	-	-	-
Total Residential real estate - non-owner occupied	$45,967	$70,997	$62,299	$67,841	$65,828	$77,852	$-	$390,784
Current period gross charge offs	$-	$-	$-	$-	$-	$(3)	$-	$(3)

Construction and land development
Risk rating
Pass	$81,345	$282,901	$224,887	$55,027	$6,765	$3,267	$10,783	$664,975
OAEM	-	3,681	-	-	-	-	-	3,681
Substandard	-	-	-	-	-	-	999	999
Substandard non-performing	-	-	1,356	-	-	-	-	1,356
Doubtful	-	-	-	-	-	-	-	-
Total Construction and land development	$81,345	$286,582	$226,243	$55,027	$6,765	$3,267	$11,782	$671,011
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Home equity lines of credit
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$263,037	$263,037
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	789	789
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Home equity lines of credit	$-	$-	$-	$-	$-	$-	$263,826	$263,826
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$(10)	$(10)

Consumer
Risk rating
Pass	$12,326	$17,642	$15,006	$10,419	$4,939	$1,164	$78,846	$140,342
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	151	160	20	22	20	-	373
Doubtful	-	-	-	-	-	-	-	-
Total Consumer	$12,326	$17,793	$15,166	$10,439	$4,961	$1,184	$78,846	$140,715
Current period gross charge offs	$(469)	$(30)	$(57)	$(2)	$-	$(22)	$-	$(580)

(continued)

(continued)

							Revolving
							loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						amortized
June 30, 2025	2025	2024	2023	2022	2021	Prior	cost basis	Total

Leases
Risk rating
Pass	$2,250	$4,439	$4,541	$1,340	$1,151	$320	$-	$14,041
OAEM	-	-	-	-	-	-	-	-
Substandard	-	17	-	477	-	28	-	522
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Leases	$2,250	$4,456	$4,541	$1,817	$1,151	$348	$-	$14,563
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Credit cards
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$26,143	$26,143
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	130	130
Doubtful	-	-	-	-	-	-	-	-
Total Credit cards	$-	$-	$-	$-	$-	$-	$26,273	$26,273
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$(144)	$(144)

Total loans
Risk rating
Pass	$849,452	$1,360,072	$1,083,522	$967,511	$778,198	$824,879	$829,226	$6,692,860
OAEM	6,121	22,192	12,105	5,068	12,452	18,394	8,787	85,119
Substandard	3,132	7,612	5,764	5,104	6,799	974	25,259	54,644
Substandard non-performing	702	2,282	7,125	1,492	916	5,003	130	17,650
Doubtful	-	-	-	-	-	-	-	-
Total Loans	$859,407	$1,392,158	$1,108,516	$979,175	$798,365	$849,250	$863,402	$6,850,273
Current period gross charge offs	$(469)	$(82)	$(342)	$(86)	$(4)	$(30)	$(154)	$(1,167)

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

For certain loan classes, such as credit cards, credit quality is evaluated based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in credit cards based on payment activity:

	June 30,	December 31,
(in thousands)	2025	2024

Credit cards
Performing	$26,143	$24,370
Non-performing	130	170
Total credit cards	$26,273	$24,540

Bancorp had $717,000 and $569,000, respectively, in residential real estate loans for which formal foreclosure proceedings were in process at June 30, 2025 and December 31, 2024.

Modifications to Borrowers Experiencing Financial Difficulty

During the three and six month periods ended June 30, 2025 and 2024, there were no modifications made to loans for borrowers experiencing financial difficulty and there were no payment defaults of existing modified loans within 12 months following modification. Default is determined at 90 days or more past due, charge off, or foreclosure.

(4)	Goodwill

As of June 30, 2025 and December 31, 2024, goodwill totaled $194 million, of which $172 million was attributed to the commercial banking segment and $22 million is attributed to WM&T.

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

Changes in the net carrying amount of CDIs follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Balance at beginning of period	$8,406	$11,272	$8,978	$11,944
Amortization	(573)	(671)	(1,145)	(1,343)
Balance at end of period	$7,833	$10,601	$7,833	$10,601

As a result of the CB acquisition, Bancorp also recorded initial intangible assets totaling $14 million associated with the customer list of the acquired WM&T business. Similar to CDI assets, this intangible asset also amortizes over its estimated useful life.

Changes in the net carrying amount of the CLI follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Balance at beginning of period	$6,498	$7,980	$6,840	$8,360
Amortization	(342)	(380)	(684)	(760)
Balance at end of period	$6,156	$7,600	$6,156	$7,600

Future CDI and CLI amortization expense is estimated as follows:

(in thousands)	CDI	CLI
Remainder of 2025	$1,146	$684
2026	1,979	1,216
2027	1,668	1,064
2028	1,311	912
2029	888	760
2030	576	608
2031	265	456
2032	-	304
2033	-	152
Total future expense	$7,833	$6,156

(6)	Other Assets

A summary of the major components of other assets follows:

	June 30,	December 31,
(in thousands)	2025	2024

Cash surrender value of life insurance other than BOLI	$21,024	$19,895
Net deferred tax asset	47,374	51,646
Investments in tax credit partnerships	198,044	185,424
Derivative assets	1,265	12,437
Prepaid assets	5,306	6,369
WM&T fees receivable	4,880	4,523
Mortgage servicing rights	10,706	11,333
Other real estate owned	10	10
Other	18,173	17,113
Total other assets	$306,782	$308,750

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

For additional information related to MSRs, see the footnote titled “Mortgage Banking Activities.”

(7)	Income Taxes

Components of income tax expense from operations follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Current income tax expense:
Federal	$8,640	$7,096	$15,038	$12,212
State	1,796	1,658	3,164	2,856
Total current income tax expense	10,436	8,754	18,202	15,068

Deferred income tax benefit:
Federal	(1,248)	(857)	(792)	(270)
State	(266)	(227)	(138)	(60)
Total deferred income tax benefit	(1,514)	(1,084)	(930)	(330)
Change in valuation allowance	-	-	-	-
Total income tax expense	$8,922	$7,670	$17,272	$14,738

An analysis of the difference between the statutory and ETRs from operations follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
U.S. federal statutory income tax rate	21.00%	21.00%	21.00%	21.00%
State income taxes, net of federal benefit	2.81	3.21	2.83	3.20
Excess tax benefit from stock-based compensation arrangements	(0.24)	0.09	(0.44)	0.20
Change in cash surrender value of life insurance	(0.90)	(0.45)	(0.56)	(0.70)
Tax Credits	(2.54)	(1.51)	(2.62)	(1.10)
Tax exempt interest income	(0.33)	(0.45)	(0.34)	(0.50)
Other, net	0.97	(0.14)	0.55	(0.50)
Effective tax rate	20.77%	21.75%	20.42%	21.60%

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

GAAP provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns. If recognized, tax benefits would reduce tax expense and accordingly, increase net income. The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current year tax positions, expiration of open income tax returns due to statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examination, litigation and legislative activity and addition or elimination of uncertain tax positions. As of June 30, 2025 and December 31, 2024, the gross amount of unrecognized tax benefits was immaterial to Bancorp’s consolidated financial statements. Federal income tax returns are subject to examination for the years after 2020 and state income tax returns are subject to examination for the years after 2019.

On July 4, 2025, President Trump signed into law the legislation formally titled “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14” and commonly referred to as the One Big Beautiful Bill (“the Act”). Bancorp is currently evaluating income tax implications of the Act, but does not expect the Act to have a material impact on the financial statements.

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

Bancorp’s investments in tax credit partnerships, including the related unfunded contributions, totaled $198 million and $185 million as of June 30, 2025 and December 31, 2024, respectively, and are included in other assets on the condensed consolidated balance sheets.

As of June 30, 2025, Bancorp’s expected payments for unfunded contributions related to investments in tax credit partnerships, which are accrued and included in other liabilities on the condensed consolidated balance sheets, were as follows:

(dollars in thousands)	June 30, 2025
Remainder of 2025	$46,710
2026	52,675
2027	23,367
2028	3,166
2029	1,439
Thereafter	7,444
Total unfunded contributions	$134,801

The following table presents tax credits and other tax benefits recognized in addition to amortization expense related to Bancorp’s investment in tax credit partnerships for the three and six month periods ended June 30, 2025 and 2024:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Proportional amortization method:
Tax credits and other tax benefits recognized	$5,705	$3,469	$11,409	$7,122
Amortization expense in provision for income taxes	4,446	2,920	8,893	5,826

There were no impairment losses related to Bancorp’s investments in tax credit partnerships during the three and six month periods ended June 30, 2025 and 2024.

(8)	Deposits

The composition of deposits follows:

(in thousands)	June 30, 2025	December 31, 2024

Non-interest bearing demand deposits	$1,514,924	$1,456,138
Interest bearing deposits:
Interest bearing demand	2,520,405	2,649,142
Savings	424,985	419,355
Money market	1,385,845	1,403,978

Time deposits of $250 thousand or more	548,179	365,024
Other time deposits	1,112,412	872,764
Total time deposits	1,660,591	1,237,788
Total interest bearing deposits	5,991,826	5,710,263
Total deposits	$7,506,750	$7,166,401

(9)	Securities Sold Under Agreements to Repurchase

SSUAR represent a funding source of Bancorp and are primarily used by commercial customers in conjunction with collateralized corporate cash management accounts. Such repurchase agreements are considered financing agreements and mature within one business day from the transaction date. At June 30, 2025 and December 31, 2024, all of these financing arrangements had overnight maturities and were secured by government sponsored enterprise obligations and government agency mortgage-backed securities that were owned and controlled by Bancorp.

Information concerning SSUAR follows:

(dollars in thousands)	June 30, 2025	December 31, 2024
Outstanding balance at end of period	$126,576	$162,967
Weighted average interest rate at end of period	1.96%	2.10%

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2025	2024	2025	2024

Average outstanding balance during the period	$128,493	$147,327	$143,655	$156,153
Average interest rate during the period	1.95%	2.10%	2.02%	2.19
Maximum outstanding at any month end during the period	$151,222	$152,948	$151,483	$179,428

(10)	Subordinated Debentures

As a result of its acquisition of Commonwealth Bancshares, Inc. on March 7, 2022, Bancorp became the 100% successor owner of the following unconsolidated trust subsidiaries: Commonwealth Statutory Trust III, Commonwealth Statutory Trust IV and Commonwealth Statutory Trust V. The sole assets of the trust subsidiaries represent the proceeds of offerings loaned in exchange for subordinated debentures with similar terms to the TPS. The TPS are treated as part of Tier I Capital. The subordinated notes and related interest expense are included in Bancorp’s consolidated financial statements. The subordinated notes are currently redeemable at Bancorp’s option on a quarterly basis. Bancorp chose not to redeem the subordinated notes on July 1, 2025 and carried the notes at the costs noted below at June 30, 2025:

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

FHLB advances outstanding at June 30, 2025 consist of a rolling $300 million three-month advance that matures in August 2025, which Bancorp utilizes in conjunction with interest rate swaps in an effort to hedge cash flows. FHLB advances outstanding at December 31, 2024 consisted of a rolling $300 million three-month advance that matured in February 2025, which was also utilized in conjunction with the previously mentioned interest rate swaps.

For the six month period ended June 30, 2025, gross proceeds and repayments related to FHLB advances totaled $1.13 billion and $1.13 billion, respectively. Net proceeds and repayments related to FHLB advances (excluding those with maturities of 90 days or less) totaled $600 million and $600 million for the three months ended June 30, 2025. For the six month period ended June 30, 2024, gross proceeds and repayments totaled $1.58 billion and $1.38 billion, respectively. Net proceeds and repayments (excluding those with maturities of 90 days or less) for the six month period ended June 30, 2024 totaled $600 million and $400 million.

Information regarding FHLB advances follows. The average interest rate information provided includes the benefit associated with the related interest rate swaps:

(dollars in thousands)	June 30, 2025	December 31, 2024
Outstanding balance at end of period	$300,000	$300,000
Weighted average interest rate at end of period	3.77%	3.77%

FHLB advances are collateralized by certain CRE and residential real estate mortgage loans under blanket mortgage collateral pledge agreements. Bancorp views these advances as an effective lower-costing funding option compared to other alternatives, such as brokered deposits, to fund loan growth. At June 30, 2025 and December 31, 2024, the amount of available credit from the FHLB totaled $1.31 billion and $1.25 billion, respectively.

Bancorp also had unsecured available FFP lines with correspondent banks totaling $80 million at both June 30, 2025 and December 31, 2024, respectively.

(12)	Commitments and Contingent Liabilities

As of June 30, 2025 and December 31, 2024, Bancorp had various commitments outstanding that arose in the normal course of business which are properly not reflected in the condensed consolidated financial statements. Total off-balance sheet commitments to extend credit follows:

(in thousands)	June 30, 2025	December 31, 2024
Commercial and industrial	$851,192	$876,503
Construction and development	587,692	566,045
Home equity lines of credit	429,714	403,461
Credit cards	93,788	92,060
Overdrafts	55,979	58,078
Standby letters of credit	28,109	30,472
Other	82,402	86,010
Future loan commitments	401,402	325,613
Total off balance sheet commitments to extend credit	$2,530,278	$2,438,242

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

The ACL for off balance sheet credit exposures, which is separate from the ACL for loans and recorded in other liabilities on the consolidated balance sheets, was $6.7 million and $6.8 million as of June 30, 2025 and December 31, 2024, respectively. Negative provision (credit to expense) of $75,000 for off balance sheet exposures was recorded for the three and six month periods ended June 30, 2025, as line of credit utilization improved during the first half of 2025, reducing the reserve necessary for line availability.

Provision for credit loss expense for off balance sheet credit exposures of $225,000 and $475,000 was recorded for the three and six month periods ended June 30, 2024, driven largely by the addition of new C&D lines of credit.

Standby letters of credit are conditional commitments issued by Bancorp to guarantee the performance of a customer to a first party beneficiary. Those guarantees are primarily issued to support commercial transactions. Standby letters of credit generally have maturities of one to two years.

Certain commercial customers require confirmation of Bancorp’s letters of credit by other banks since Bancorp does not have a rating by a national rating agency. Terms of the agreements range from one month to a year with certain agreements requiring between one and six months’ notice to cancel. If an event of default on all contracts had occurred at June 30, 2025, Bancorp would have been required to make payments of approximately $4 million, or the maximum amount payable under those contracts. No payments have ever been required because of default on these contracts. These agreements are normally secured by collateral acceptable to Bancorp, which limits credit risk associated with the agreements.

Bancorp periodically invests in certain partnerships that generate federal income tax credits, which result in contribution commitments. Such commitments are recorded in other liabilities on the consolidated balance sheets. While contributions are made periodically over the life of the respective investments, which can be up to 10 years depending on the type of investment, the majority of contributions associated with a respective investment are made within the first few years after entering the partnership. Bancorp invested in several larger tax credit partnerships in recent years, which have served as an economical means of fulfilling CRA goals. As of June 30, 2025, tax credit contribution commitments of $135 million were recorded in other liabilities on the consolidated balance sheets.

As of June 30, 2025, in the normal course of business, there were pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate result of these legal actions and proceedings will not have a material adverse effect on the consolidated financial position or results of operations of Bancorp.

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

Carrying values of assets measured at fair value on a recurring basis follows:

	Fair Value Measurements Using:			Total
June 30, 2025 (in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Available for sale debt securities:
U.S. Treasury and other U.S. Government obligations	$248,004	$—	$—	$248,004
Government sponsored enterprise obligations	—	79,048	—	79,048
Mortgage backed securities - government agencies	—	572,191	—	572,191
Obligations of states and political subdivisions	—	113,054	—	113,054
Other	—	1,565	—	1,565

Total available for sale debt securities	248,004	765,858	—	1,013,862

Mortgage loans held for sale	—	5,014	—	5,014
Rate lock loan commitments	—	450	—	450
Interest rate swap assets	—	1,265	—	1,265

Total assets	$248,004	$772,587	$—	$1,020,591

Liabilities:
Interest rate swap liabilities	$—	$2,924	$—	$2,923
Mandatory forward contracts	—	86	—	86
Total liabilities	$—	$3,009	$—	$3,009

	Fair Value Measurements Using:			Total
December 31, 2024 (in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Available for sale debt securities:
U.S. Treasury and other U.S. Government obligations	$198,215	$—	$—	$198,215
Government sponsored enterprise obligations	—	84,158	—	84,158
Mortgage backed securities - government agencies	—	590,977	—	590,977
Obligations of states and political subdivisions	—	114,234	—	114,234
Other	—	2,530	—	2,530

Total available for sale debt securities	198,215	791,899	—	990,114

Mortgage loans held for sale	—	6,286	—	6,286
Rate lock loan commitments	—	255	—	255
Mandatory forward contracts	—	56	—	56
Interest rate swap assets	—	12,437	—	12,437
Total assets	$198,215	$810,933	$—	$1,009,148

Liabilities:
Interest rate swap liabilities	$-	$8,589	$—	$8,589

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

Carrying values of assets measured at fair value on a non-recurring basis follows:

					Losses recorded
					Three months	Six months
	Fair Value Measurements Using:			Total	ended	ended
June 30, 2025 (in thousands)	Level 1	Level 2	Level 3	Fair Value	June 30, 2025	June 30, 2025

Collateral dependent loans	$—	$—	$9,103	$9,103	$38	$38
Other real estate owned	—	—	10	10	—	—

Losses recorded
					Three months	Six months
	Fair Value Measurements Using:			Total	ended	ended
December 31, 2024 (in thousands)	Level 1	Level 2	Level 3	Fair Value	June 30, 2024	June 30, 2024

Collateral dependent loans	$—	$—	$12,227	$12,227	$58	$58

There were no liabilities measured at fair value on a non-recurring basis at June 30, 2025 and December 31, 2024.

For Level 3 assets measured at fair value on a non-recurring basis, the significant unobservable inputs used in the fair value measurements are presented below.

	June 30, 2025
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average

Collateral dependent loans	$9,103	Appraisal	Appraisal discounts	31.0%
Other real estate owned	10	Appraisal	Appraisal discounts	92.5

	December 31, 2024
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average

Collateral dependend loans	$12,227	Appraisal	Appraisal discounts	15.7%

(14)	Disclosure of Financial Instruments Not Reported at Fair Value

GAAP requires disclosure of the fair value of financial assets and liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis. The estimated fair values of Bancorp’s financial instruments not measured at fair value on a recurring or non-recurring basis follows:

	Carrying		Fair Value Measurements Using:
June 30, 2025 (in thousands)	amount	Fair value	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$451,412	$451,412	$451,412	$—	$—
HTM debt securities	207,980	187,271	1,945	185,326	—
Federal Home Loan Bank stock	22,839	22,839	—	22,839	—
Loans, net	6,759,551	6,644,380	—	—	6,644,380
Accrued interest receivable	27,210	27,210	27,210	—	—

Liabilities
Non-interest bearing deposits	$1,514,924	$1,514,924	$1,514,924	$—	$—
Transaction deposits	4,331,235	4,331,235	—	4,331,235	—
Time deposits	1,660,591	1,662,602	—	1,662,602	—
Securities sold under agreement to repurchase	126,576	126,576	—	126,576	—
Federal funds purchased	6,709	6,709	—	6,709	—
Subordinated debentures	26,806	26,413	—	26,413	—
FHLB advances	300,000	295,597	—	295,597	—
Accrued interest payable	1,835	1,835	1,835	—	—

	Carrying		Fair Value Measurements Using:
December 31, 2024 (in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$291,020	$291,020	$291,020	$—	$—
HTM debt securities	370,171	341,357	153,108	188,249	—
Federal Home Loan Bank stock	21,603	21,603	—	21,603	—
Loans, net	6,433,459	6,256,752	—	—	6,256,752
Accrued interest receivable	27,697	27,697	27,697	—	—

Liabilities
Non-interest bearing deposits	$1,456,138	$1,456,138	$1,456,138	$—	$—
Transaction deposits	4,472,475	4,472,475	—	4,472,475	—
Time deposits	1,237,788	1,236,463	—	1,236,463	—
Securities sold under agreement to repurchase	162,967	162,967	—	162,967	—
Federal funds purchased	6,525	6,525	—	6,525	—
Subordinated debentures	26,806	26,346	—	26,346	—
FHLB advances	300,000	294,848	—	294,848	—
Accrued interest payable	1,912	1,912	1,912	—	—

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

Activity for mortgage loans held for sale, at fair value, was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Balance, beginning of period:	$7,797	$6,462	$6,286	$6,056
Origination of mortgage loans held for sale	37,536	29,196	68,063	51,464
Proceeds from the sale of mortgage loans held for sale	(41,142)	(29,903)	(70,712)	(52,106)
Net gain realized on sale of mortgage loans held for sale	823	683	1,377	1,024
Balance, end of period	$5,014	$6,438	$5,014	$6,438

The following table represents the components of Mortgage banking income:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024

Net gain realized on sale of mortgage loans held for sale	$823	$683	$1,377	$1,024
Net change in fair value recognized on loans held for sale	(92)	(3)	(24)	31
Net change in fair value recognized on rate lock loan commitments	(134)	(108)	221	149
Net change in fair value recognized on forward contracts	(19)	82	(231)	108
Net gain recognized	578	654	1,343	1,312

Net loan servicing income	788	817	1,604	1,778
Amortization of mortgage servicing rights	(402)	(582)	(1,133)	(1,319)
Change in mortgage servicing rights valuation allowance	-	-	-	-
Net servicing income recognized	386	235	471	459

Other mortgage banking income	130	128	197	194
Total mortgage banking income	$1,094	$1,017	$2,011	$1,965

Activity for capitalized mortgage servicing rights was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Balance, beginning of period	$10,817	$12,544	$11,333	$13,082
Additions for mortgage loans sold	291	235	506	434
Amortization	(402)	(582)	(1,133)	(1,319)
Impairment	—	—	—	—
Balance, end of period	$10,706	$12,197	$10,706	$12,197

The estimated fair value of MSRs at June 30, 2025 and December 31, 2024 was $23 million and $25 million, respectively. There was no valuation allowance recorded for MSRs as of June 30, 2025 and December 31, 2024, as fair value exceeded carrying value. The fair value of MSRs at June 30, 2025 was determined using discount rates ranging from 10.0% to 13.0%, prepayment speeds ranging from 5.9% to 10.9%, depending on the characteristics of the specific rights (rate, maturity, etc.), and a weighted average default rate of 0.5%. The fair value of MSRs at December 31, 2024 was determined using discount rates ranging from 10.0% to 13.0%, prepayment speeds ranging from 5.3% to 10.5%, depending on the characteristics of the specific rights, and a weighted average default rate of 0.6%.

Total outstanding principal balances of loans serviced for others were $1.77 billion and $1.82 billion at June 30, 2025 and December 31, 2024, respectively.

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

The following table includes the notional amounts and fair values of mortgage loans held for sale and mortgage banking derivatives:

	June 30, 2025		December 31, 2024
(in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in Mortgage loans held for sale:
Mortgage loans held for sale, at fair value	$4,804	$5,014	$6,199	$6,286

Included in other assets:
Rate lock loan commitments	$10,103	$450	$7,138	$225
Mandatory forward contracts	-	-	9,000	56

Included in other liabilities
Mandatory forward contracts	$10,250	$86	$-	$-

(16)	Accumulated Other Comprehensive Income (Loss)

The following table illustrates activity within the balances of AOCI, net of tax, by component:

	Net unrealized	Net unrealized	Minimum
	gains (losses)	gains (losses)	pension
	on available for	on cash	liability
(in thousands)	sale debt securities	flow hedges	adjustment	Total
Three months ended June 30, 2025
Balance, beginning of period	$(80,223)	$266	$117	$(79,840)
Net current period other comprehensive income (loss)	6,055	(1,526)	-	4,529
Balance, end of period	$(74,168)	$(1,260)	$117	$(75,311)

Three months ended June 30, 2024
Balance, beginning of period	$(97,453)	$2,340	$59	$(95,054)
Net current period other comprehensive income (loss)	(307)	381	-	74
Balance, end of period	$(97,760)	$2,721	$59	$(94,980)

	Net unrealized	Net unrealized	Minimum
	gains (losses)	gains (losses)	pension
	on available for	on cash	liability
(in thousands)	sale debt securities	flow hedges	adjustment	Total
Six months ended June 30, 2025
Balance, beginning of period	$(94,190)	$2,922	$117	$(91,151)
Net current period other comprehensive income (loss)	20,022	(4,182)	-	15,840
Balance, end of period	$(74,168)	$(1,260)	$117	$(75,311)

Six months ended June 30, 2024
Balance, beginning of period	$(92,678)	$(179)	$59	$(92,798)
Net current period other comprehensive income (loss)	(5,082)	2,900	-	(2,182)
Balance, end of period	$(97,760)	$2,721	$59	$(94,980)

(17)	Preferred Stock

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

The following table reflects net income (numerator) and average shares outstanding (denominator) for basic and diluted net income per share computations:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share data)	2025	2024	2025	2024
Net income	$34,024	$27,598	$67,295	$53,485

Weighted average shares outstanding - basic	29,364	29,283	29,356	29,267
Dilutive securities	141	100	147	105
Weighted average shares outstanding- diluted	29,505	29,383	29,503	29,372

Net income per share - basic	$1.16	$0.94	$2.29	$1.83
Net income per share - diluted	1.15	0.94	2.28	1.82

Certain SARs that were excluded from the EPS calculation because their impact was antidilutive were as follows:

	Three months ended		Six months ended
(shares in thousands)	June 30,		June 30,
	2025	2024	2025	2024
Antidilutive SARs	26	136	20	125

(19)	Stock-Based Compensation

The fair value of all stock-based awards granted, net of estimated forfeitures, is recognized as compensation expense over the respective service period.

At Bancorp's 2015 Annual Meeting of Shareholders, shareholders approved the 2015 Omnibus Equity Compensation Plan and authorized the shares available from the expiring 2005 plan for future awards under the 2015 plan. In 2018, shareholders approved an additional 500,000 shares for issuance under the plan. Shareholders approved an additional 1 million shares for issuance under the plan in 2024. As of June 30, 2025, there were 951,000 shares available for future awards. The 2005 Stock Incentive Plan expired in April 2015 and SARs granted under this plan expire in 2025. The 2015 Stock Incentive Plan has no defined expiration date.

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

Bancorp utilized cash of $344,000 and $203,000 during the first six months of 2025 and 2024, respectively, for the purchase of shares upon the vesting of RSUs.

Bancorp has recognized stock-based compensation expense for SARs, RSAs and PSUs within compensation expense and RSUs for directors within other non-interest expense, as follows:

	Three months ended June 30, 2025
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$112	$489	$135	$385	$1,121
Deferred tax benefit	(23)	(102)	(28)	(81)	(234)
Total net expense	$89	$387	$107	$304	$887

	Three months ended June 30, 2024
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$72	$418	$125	$393	$1,008
Deferred tax benefit	(16)	(88)	(26)	(83)	(213)
Total net expense	$56	$330	$99	$310	$795

	Six months ended June 30, 2025
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$215	$939	$267	$853	$2,274
Deferred tax benefit	(45)	(197)	(56)	(180)	(478)
Total net expense	$170	$742	$211	$673	$1,796

	Six months ended June 30, 2024
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$140	$838	$249	$723	$1,950
Deferred tax benefit	(30)	(176)	(52)	(152)	(410)
Total net expense	$110	$662	$197	$571	$1,540

Detail of unrecognized stock-based compensation expense follows:

	Stock
(in thousands)	Appreciation	Restricted	Restricted	Performance
Year ended	Rights	Stock Awards	Stock Units	Stock Units	Total

Remainder of 2025	$226	$991	$272	$463	$1,952
2026	406	1,718	1	925	3,050
2027	336	1,406	—	925	2,667
2028	246	999	—	—	1,245
2029	131	618	—	—	749
2030	13	59	—	—	72
Total estimated future expense	$1,358	$5,791	$273	$2,313	$9,735

The following table summarizes SARs activity and related information:

								Weighted
					Weighted		Weighted	average
					average	Aggregate	average	remaining
		Exercise			exercise	intrinsic	fair	contractual
(in thousands, except per share and life data)	SARs	price			price	value(1)	value	life (in years)

Outstanding, January 1, 2024	440	$19.44	-	$74.92	$38.11	$6,297	$6.86	4.7
Granted	42	47.95	-	54.92	49.20	—	13.75
Exercised	(142)	22.96	-	40.00	28.74	5,617	4.51
Forfeited	—	—			—	—	—
Outstanding, December 31, 2024	340	$25.76	-	$74.92	$43.41	$9,774	$8.69	5.3

Outstanding, January 1, 2025	340	$25.76	-	$74.92	$43.41	$9,774	$8.69	5.3
Granted	25	75.21	-	75.21	72.21	—	23.75
Exercised	(20)	25.76	-	25.76	25.76	1,007	3.56
Forfeited	—	—			—	—	—
Outstanding, June 30, 2025	345	$25.76	-	$75.21	$46.77	$11,115	$10.09	5.4

Vested and exercisable	252	$25.76	-	$60.76	$42.20	$9,284	$7.72	4.3
Unvested	93	47.17	-	75.21	59.21	1,831	16.54	3.6
Outstanding, June 30, 2025	345	$25.76	-	$75.21	$46.77	$11,115	$10.09	5.4

Vested in the current year	33	$36.65	-	$60.76	$49.26	$974	$11.27

(1) – Aggregate intrinsic value for SARs is defined as the amount by which the current market price of the underlying stock exceeds the exercise or grant price.

The following table summarizes activity for RSAs granted:

		Grant date
		weighted
(in thousands, except per share data)	RSAs	average cost

Unvested at January 1, 2024	98	$54.23
Shares awarded	46	52.06
Restrictions lapsed and shares released	(33)	49.49
Shares cancelled	(9)	53.10
Unvested at December 31, 2024	102	$54.92

Unvested at January 1, 2025	102	$54.92
Shares awarded	38	76.12
Restrictions lapsed and shares released	(31)	51.64
Shares cancelled	(3)	61.44
Unvested at June 30, 2025	106	$62.18

Shares expected to be awarded for PSUs granted to executive officers of Bancorp, the three-year performance period for which began January 1 of the award year, are as follows:

	Vesting		Shares
Grant	period	Fair	expected to
year	in years	value	be awarded
2023	3	54.33	18,765
2024	3	41.84	49,957
2025	3	67.61	39,940

(20)	Derivative Financial Instruments

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

Bancorp had outstanding undesignated interest rate swap contracts as follows:

	Receiving		Paying
	June 30,	December 31,	June 30,	December 31,
(dollars in thousands)	2025	2024	2025	2024

Notional amount	$309,231	$244,247	$309,231	$244,247
Weighted average maturity (years)	4.5	5.0	4.5	5.0
Fair value	$1,265	$8,589	$1,265	$8,589

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

The following table details Bancorp’s derivative positions designated as a cash flow hedges, and the related fair values:

				Fair value
(dollars in thousands)			Pay fixed	June 30,
Notional Amount	Maturity Date	Receive (variable) index	swap rate	2025
$100,000	2/6/2028	USD SOFR	3.27%	$392
50,000	8/6/2026	USD SOFR	4.38%	(343)
50,000	8/6/2028	USD SOFR	3.97%	(898)
100,000	8/6/2029	USD SOFR	3.58%	(810)
$300,000				$(1,659)

(21)	Regulatory Matters

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

Additionally, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, Bancorp and the Bank must hold a 2.5% capital conservation buffer composed of Common Equity Tier 1 Risk-Based Capital above the minimum risk-based capital requirements for the Common Equity Tier 1 Risk-Based Capital ratio, Tier 1 Risk-Based Capital ratio and Total Risk-Based Capital ratio necessary to be considered adequately-capitalized. At June 30, 2025, the adequately-capitalized minimums, including the capital conservation buffer, were a 7.0% Common Equity Tier 1 Risk-Based Capital ratio, 8.5% Tier 1 Risk-Based Capital ratio and 10.5% Total Risk-Based Capital ratio. As all of Bancorp’s capital ratios were above the adequately-capitalized minimums, including the buffer, the Company was not subject to any such restrictions.

As a result of the CB acquisition, Bancorp became the 100% successor owner of the following unconsolidated trust subsidiaries: Commonwealth Statutory Trust III, Commonwealth Statutory Trust IV and Commonwealth Statutory Trust V. The sole assets of the trust subsidiaries represent the proceeds of offerings loaned in exchange for subordinated debentures with similar terms to the TPS. The TPS are treated as part of Tier 1 Capital. The subordinated note and related interest expense are included in Bancorp’s consolidated financial statements. The subordinated notes are currently redeemable at Bancorp’s option on a quarterly basis. As of June 30, 2025 and December 31, 2024, subordinated notes totaled $27 million.

Bancorp continues to exceed the regulatory requirements for all calculations. Bancorp and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB and the FDIC, in addition to the capital conservation buffer.

The following table sets forth consolidated Bancorp’s and the Bank’s risk based capital amounts and ratios:

(dollars in thousands)	Actual		Minimum for adequately capitalized		Minimum for well capitalized
June 30, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$998,677	12.91%	$618,917	8.00%	NA	NA
Bank	972,372	12.58	618,480	8.00	$773,100	10.00

Common equity tier 1 risk-based capital (1)
Consolidated	875,962	11.32	348,141	4.50	NA	NA
Bank	875,725	11.33	347,895	4.50	502,515	6.50

Tier 1 risk-based capital (1)
Consolidated	901,962	11.66	464,187	6.00	NA	NA
Bank	875,725	11.33	463,860	6.00	618,480	8.00

Leverage
Consolidated	901,962	10.17	354,618	4.00	NA	NA
Bank	875,725	9.88	354,382	4.00	442,977	5.00

(dollars in thousands)	Actual		Minimum for adequately capitalized		Minimum for well capitalized
December 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$943,723	12.73%	$593,201	8.00%	NA	NA
Bank	918,210	12.39	593,002	8.00	$741,252	10.00

Common equity tier 1 risk-based capital (1)
Consolidated	828,386	11.17	333,676	4.50	NA	NA
Bank	828,873	11.18	333,564	4.50	481,814	6.50

Tier 1 risk-based capital (1)
Consolidated	854,386	11.52	444,901	6.00	NA	NA
Bank	828,873	11.18	444,751	6.00	593,002	8.00

Leverage
Consolidated	854,386	9.94	343,886	4.00	NA	NA
Bank	828,873	9.65	343,624	4.00	429,530	5.00

(1)    Ratio is computed in relation to risk-weighted assets.

NA – Regulatory framework does not define “well-capitalized” for holding companies.

(22)	Segments

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

The majority of the net assets of Bancorp are associated with in the Commercial Banking segment. As of June 30, 2025, goodwill totaling $194 million was recorded on Bancorp’s consolidated balance sheets, of which $172 million is attributed to the commercial banking segment and $22 million is attributed to WM&T. The portion of total goodwill attributed to WM&T relates entirely to the CB acquisition, which generated $67 million in total goodwill, $8.5 million of which was subsequently written off as a result of Bancorp selling its interest in LFA effective December 31, 2022. With the exception of goodwill attributed to WM&T through the CB acquisition, assets assigned to WM&T consist primarily of a CLI asset associated with the WM&T business added through the CB acquisition, net premises and equipment and a receivable related to fees earned that have not been collected.

WM&T AUM, which are the primary driver of WM&T revenue, are not included on the consolidated balance sheets of Bancorp. WM&T AUM totaled $7.19 billion and $7.07 billion as of June 30, 2025 and December 31, 2024, respectively.

Financial results by operating segment, including significant expense categories provided to the chief operating decision maker, are detailed below:

	Three months ended June 30, 2025			Three months ended June 30, 2024
	Commercial			Commercial
(in thousands)	Banking	WM&T	Total	Banking	WM&T	Total
Net interest income	$73,184	$289	$73,473	$61,790	$232	$62,022
Provision for credit losses	2,175	—	2,175	1,300	—	1,300
Net interest income after provision expense	71,009	289	71,298	60,490	232	60,722
Non-interest income:
Wealth management and trust services	—	10,483	10,483	—	10,795	10,795
All other non-interest income	13,865	—	13,865	12,860	—	12,860
Total non-interest income	13,865	10,483	24,348	12,860	10,795	23,655
Non-interest expenses:
Compensation and employee benefits	27,652	4,957	32,609	25,520	4,200	29,720
Net occupancy and equipment	3,779	246	4,025	3,570	249	3,819
Technology and communication	4,066	707	4,773	4,102	792	4,894
Intangible amortization	573	342	915	671	380	1,051
Other direct and indirect/allocated expenses	9,807	571	10,378	8,767	858	9,625
Total Non-interest expenses	45,877	6,823	52,700	42,630	6,479	49,109
Income before income tax expense	38,997	3,949	42,946	30,720	4,548	35,268
Income tax expense	8,066	856	8,922	6,683	987	7,670
Net income	$30,931	$3,093	$34,024	$24,037	$3,561	$27,598

Total assets	$9,175,503	$33,483	$9,208,986	$8,280,324	$35,001	$8,315,325

	Six months ended June 30, 2025			Six months ended June 30, 2024
	Commercial			Commercial
(in thousands)	Banking	WM&T	Total	Banking	WM&T	Total
Net interest income	$143,457	$568	$144,025	$121,584	$508	$122,092
Provision for credit losses	3,075	—	3,075	2,725	—	2,725
Net interest income after provision expense	140,382	568	140,950	118,859	508	119,367
Non-interest income:
Wealth management and trust services	—	21,130	21,130	—	21,566	21,566
All other non-interest income	26,214	—	26,214	25,360	—	25,360
Total non-interest income	26,214	21,130	47,344	25,360	21,566	46,926
Non-interest expenses:
Compensation and employee benefits	54,462	9,864	64,326	51,416	8,401	59,817
Net occupancy and equipment	7,657	491	8,148	6,994	495	7,489
Technology and communication	8,152	1,449	9,601	8,459	1,504	9,963
Intangible amortization	1,145	684	1,829	1,343	760	2,103
Other direct and indirect/allocated expenses	18,799	1,024	19,823	17,397	1,301	18,698
Total Non-interest expenses	90,215	13,512	103,727	85,609	12,461	98,070
Income before income tax expense	76,381	8,186	84,567	58,610	9,613	68,223
Income tax expense	15,496	1,776	17,272	12,652	2,086	14,738
Net income	$60,885	$6,410	$67,295	$45,958	$7,527	$53,485

Total assets	$9,175,503	$33,483	$9,208,986	$8,280,324	$35,001	$8,315,325

(23)	Revenue from Contracts with Customers

All of Bancorp’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The table below presents Bancorp’s sources of non-interest income with items outside the scope of ASC 606 noted as such:

	Three months ended June 30, 2025			Three months ended June 30, 2024
(in thousands)	Commercial Banking	WM&T	Total	Commercial Banking	WM&T	Total
Wealth management and trust services	$—	$10,483	$10,483	$—	$10,795	$10,795
Deposit service charges	2,069	—	2,069	2,180	—	2,180
Debit and credit card income	4,837	—	4,837	4,923	—	4,923
Treasury management fees	3,005	—	3,005	2,825	—	2,825
Mortgage banking income (1)	1,094	—	1,094	1,017	—	1,017
Net investment product sales commissions and fees	980	—	980	800	—	800
Bank owned life insurance (1)	629	—	629	595	—	595
Gain on sale of premises and equipment (1)	74	—	74	20	—	20
Other (2)	1,177	—	1,177	500	—	500
Total non-interest income	$13,865	$10,483	$24,348	$12,860	$10,795	$23,655

	Six months ended June 30, 2025			Six months ended June 30, 2024
(Dollars in thousands)	Commercial Banking	WM&T	Total	Commercial Banking	WM&T	Total
Wealth management and trust services	$—	$21,130	$21,130	$—	$21,566	$21,566
Deposit service charges	4,148	—	4,148	4,316	—	4,316
Debit and credit card income	9,345	—	9,345	9,605	—	9,605
Treasury management fees	5,678	—	5,678	5,450	—	5,450
Mortgage banking income (1)	2,011	—	2,011	1,965	—	1,965
Net investment product sales commissions and fees	1,990	—	1,990	1,665	—	1,665
Bank owned life insurance (1)	1,251	—	1,251	1,183	—	1,183
Gain on sale of premises and equipment (1)	74	—	74	20	—	20
Other(2)	1,717	—	1,717	1,156	—	1,156
Total non-interest income	$26,214	$21,130	$47,344	$25,360	$21,566	$46,926

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

WM&T provides customers fiduciary and investment management services as agreed upon in asset management contracts. The contracts require WM&T to provide a series of distinct services for which fees are earned over time. The contracts are cancellable upon demand with fees typically based upon the asset value of investments. Revenue is accrued and recognized monthly based upon month-end asset values and collected from the customer predominately in the following month except for a small percentage of fees collected quarterly. Incentive compensation related to WM&T activities is considered a cost of obtaining the contract. Contracts between WM&T and customers do not permit performance-based fees and accordingly, none of the fee income earned by WM&T is performance-based. Trust fees receivable were $4.9 million and $4.5 million at June 30, 2025 and December 31, 2024, respectively.

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

Net investment products sales commissions and fees represent the Bank’s share of transaction fees and wrap fees resulting from investment services and programs provided through an agent relationship with a third party broker-dealer. Transaction fees are assessed at the time of the transaction. Those fees are collected and recognized on a monthly basis. Trailing fees are based upon market values and are assessed, collected and recognized on a quarterly basis. Because the Bank acts as an agent in arranging the relationship between the customer and third party provider, and does not control the services rendered, investment product sales commissions and fees are reported net of related costs, including nominal incentive compensation, and trading activity charges of $568,000 and $468,000 for the six month periods ended June 30, 2025 and 2024.

Bancorp did not establish any contract assets or liabilities as a result of adopting ASC 606, nor were any recognized during the three and six month periods ended June 30, 2025.

(24)	Leases

Bancorp has operating leases for various locations with terms ranging from approximately two months to 24 years, several of which include options to extend the leases in five-year increments. Options reasonably expected to be exercised are included in determination of the right-of-use asset. Bancorp elected to use a practical expedient to expense short-term lease obligations associated with leases with original terms of 12 months or less. Bancorp elected not to separate non-lease components from lease components for its operating leases. The right-of-use lease asset and operating lease liability are recorded in premises and equipment and other liabilities on the consolidated balance sheet.

Balance sheet, income statement and cash flow detail regarding operating leases follows:

(dollars in thousands)	June 30, 2025	December 31, 2024

Balance Sheet
Operating lease right-of-use asset	$29,789	$29,695
Operating lease liability	31,366	31,194

Weighted average remaining lease term (years)	11.0	10.8
Weighted average discount rate	3.82%	3.69%

Maturities of lease liabilities:
One year or less	$1,949	$3,955
Year two	3,996	3,869
Year three	3,999	3,881
Year four	4,045	3,924
Year five	3,918	3,794
Greater than five years	21,434	19,120
Total lease payments	$39,341	$38,543
Less imputed interest	7,975	7,349
Total	$31,366	$31,194

	Three months ended	Three months ended
(in thousands)	June 30, 2025	June 30, 2024
Income Statement
Components of lease expense:
Operating lease cost	$1,047	$1,112
Variable lease cost	96	86
Less sublease income	25	25
Total lease cost	$1,118	$1,173

	Six months ended	Six months ended
(in thousands)	June 30, 2025	June 30, 2024
Income Statement
Components of lease expense:
Operating lease cost	$2,095	$2,158
Variable lease cost	189	169
Less sublease income	51	51
Total lease cost	$2,233	$2,276

	Six months ended	Six months ended
(in thousands)	June 30, 2025	June 30, 2024
Cash flow Statement
Supplemental cash flow information:
Operating cash flows from operating leases	$2,174	$2,373

As of June 30, 2025, Bancorp had entered into one lease agreement that had yet to commence.

(25)	Subsequent Event

In July 2025, Bancorp’s Board of Directors adopted a share repurchase program authorizing the repurchase of up to 1 million shares, or approximately 4%, of Bancorp’s total common shares outstanding. This share repurchase program replaces the program that expired in May and will expire in two years unless otherwise extended or completed at an earlier date. The plan does not obligate Bancorp to repurchase any specific dollar amount or number of shares prior to the plan’s expiration. Bancorp has not repurchased shares under any share repurchase program since 2019.

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

Overview – Operating Results (FTE)

The following table presents an overview of Bancorp’s financial performance for the three months ended June 30, 2025 and 2024:

(dollars in thousands, except per share data)			Variance
Three months ended June 30,	2025	2024	$/bp	%

Net income	$34,024	$27,598	$6,426	23%
Diluted earnings per share	$1.15	$0.94	$0.21	22%
ROA	1.52%	1.35%	17 bps	13%
ROE	13.91%	12.64%	127 bps	10%

Additional discussion follows under the section titled “Results of Operations.”

General highlights for the three months ended June 30, 2025 compared to June 30, 2024:

●

Net income totaled $34.0 million for the three months ended June 30, 2025, resulting in diluted EPS of $1.15, compared to net income of $27.6 million for the three months ended June 30, 2024, which resulted in diluted EPS of $0.94.

●

Total loans increased $779 million, or 13%, compared to June 30, 2024, attributed largely to growth in the CRE segment as well as C&I lines of credit and residential real estate. Average loans increased $773 million, or 13%, for the three months ended June 30, 2025 compared to the same period of the prior year.

●

Bancorp’s ACL on loans increased $8.6 million, or 10%, compared to June 30, 2024. The increase over the past 12 months was attributed to significant loan growth, slight deterioration within the unemployment forecast and increased specific reserves, which were only partially offset by annual CECL model updates.

o	Provision for credit losses on loans totaled $2.3 million for the three months ended June 30, 2025, compared to $1.1 million for the three months ended June 30, 2024.
●	Deposit balances increased $938 million, or 14%, compared to June 30, 2024, most notably by growth in time deposits tied to the success of competitive CD offerings.
●	Net interest income (FTE) totaled $73.6 million for the three months ended June 30, 2025, representing an increase of $11.5 million, or 18%, compared to the three months ended June 30, 2024.
o

Interest income experienced a $14.7 million, or 15%, increase over this period as a result of significant average earning asset growth, far surpassing the $3.2 million, or 8%, increase in interest expense driven by growth in interest-bearing liabilities.

o

Bancorp has continued to experience a shift in the deposit mix towards higher-yielding offerings, driven in large part by time deposit growth. As a result, the overall cost of deposits, including non-interest bearing deposits, increased 10 bps to 2.06% compared to the second quarter of 2024.

o

However, despite higher deposit costs, the overall cost of interest-bearing liabilities declined 10 bps for the three months ended June 30, 2025 compared to the same period of the prior year, as the previously mentioned deposit growth all but eliminated the need for more expensive overnight borrowings through FHLB.

o

NIM increased 27 bps to 3.53% for the three months ended June 30, 2025, compared to the same period of the prior year, driven primarily by the previously mentioned earning asset growth and decline in the cost of total interest bearing liabilities.

●

Non-interest income increased $693,000, or 3%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, as swap fees and growth in treasury management revenue and investment product sales helped overcome declines in WM&T revenue, deposit service charges and card income.

●

Non-interest expenses increased $3.6 million, or 7%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, driven mainly by higher compensation expenses associated with increased bonus accrual levels as well as higher marketing and business development expenses.

●

Bancorp’s efficiency ratio (FTE) for the three months ended June 30, 2025 was 53.83% compared to 57.26% for the three months ended June 30, 2024. This improvement is attributed to strong net interest income growth, which outpaced growth in non-interest expenses.

●

As of June 30, 2025, Bancorp continued to be “well-capitalized,” the highest regulatory capital rating for financial institutions, with capital ratios experiencing growth compared to both December 31, 2024 and June 30, 2024. Total stockholders’ equity to total assets was 10.92% as of June 30, 2025, compared to 10.61% and 10.76% at December 31, 2024 and June 30, 2024, respectively. Tangible common equity to tangible assets was 8.86% at June 30, 2025, compared to 8.44% and 8.42% at December 31, 2024 and June 30, 2024, respectively.

The following table presents an overview of Bancorp’s financial performance for the six months ended June 30, 2025 and 2024:

(dollars in thousands, except per share data)			Variance
Six months ended June 30,	2025	2024	$/bp	%

Net income	$67,295	$53,485	$13,810	26%
Diluted earnings per share	$2.28	$1.82	$0.46	25%
ROA	1.52%	1.31%	21 bps	16%
ROE	14.03%	12.37%	166 bps	13%

Additional discussion follows under the section titled “Results of Operations.”

General highlights for the six months ended June 30, 2025 compared to June 30, 2024:

●

Net income totaled $67.3 million for the six months ended June 30, 2025, resulting in diluted EPS of $2.28, compared to net income of $53.5 million for the six months ended June 30, 2024, which resulted in diluted EPS of $1.82.

●

Total loans increased $779 million, or 13%, compared to June 30, 2024, attributed largely to growth in the CRE segment as well as C&I lines of credit and residential real estate. Average loans increased $781 million, or 13%, for the six months ended June 30, 2025 compared to the same period of the prior year.

●

Bancorp’s ACL on loans increased $8.6 million, or 10%, compared to June 30, 2024. The increase over the past 12 months was attributed to significant loan growth, slight deterioration within the unemployment forecast and increased specific reserves, which were only partially offset by annual CECL model updates.

o	Provision for credit losses on loans totaled $3.2 million for the six months ended June 30, 2025, compared to $2.3 million for the six months ended June 30, 2024.
●	Deposit balances increased $938 million, or 14%, compared to June 30, 2024, most notably by growth in time deposits tied to the success of competitive CD offerings.
●	Net interest income (FTE) totaled $144.2 million for the six months ended June 30, 2025, representing an increase of $21.9 million, or 18%, compared to the six months ended June 30, 2024.
o

Interest income experienced a $29.3 million, or 15%, increase as a result of significant average earning asset growth, far surpassing the $7.4 million, or 10%, increase in interest expense driven by growth in interest-bearing liabilities. Interest income for the six months ended June 30, 2025 also benefitted from the payoff of a large non-accrual relationship, including interest income, during the first quarter.

o

While Bancorp has experienced a shift to a higher-costing deposit mix over the past several quarters, the cost of interest bearing deposits was flat at 2.55% for the six months ended June 30, 2025 compared to the same period of the prior year, stemming from the impact of the FRB’s rate cuts enacted over the latter part of 2024. However, the overall cost of deposits, including non-interest bearing deposits, increased 7 bps to 2.03% for the six months ended June 30, 2025 compared to the same period of 2024 due to a decline in average non-interest bearing deposits.

o

NIM increased 27 bps to 3.50% for the six months ended June 30, 2025, compared to the same period of the prior year, driven by average earning assets growth and a decline in the cost of interest-bearing liabilities.

●

Non-interest income increased $418,000, or 1%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, as swap fees and growth in treasury management revenue and investment product sales helped overcome declines in WM&T revenue, deposit service charges and card income.

●

Non-interest expenses increased $5.7 million, or 6%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, driven mainly by higher compensation expenses associated with increased bonus accrual levels, increased net occupancy expenses and elevated marketing expenses related to promotional deposit campaigns that ran primarily during the first quarter of 2025.

●

Bancorp’s efficiency ratio (FTE) for the six months ended June 30, 2025 was 54.15% compared to 57.96% for the six months ended June 30, 2024. This improvement is attributed to strong net interest income growth, which outpaced growth in non-interest expenses.

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

Comparative information regarding net interest income follows:

(dollars in thousands)			Variance
As of and for the three months ended June 30,	2025	2024	$/bp	%

Net interest income	$73,473	$62,022	$11,451	18%
Net interest income (FTE)*	73,560	62,113	11,447	18%
Net interest spread (FTE)*	2.87%	2.52%	35 bps	14%
Net interest margin (FTE)*	3.53%	3.26%	27 bps	8%
Average interest earning assets	$8,364,263	$7,660,117	$704,146	9%
Average interest bearing liabilities	6,285,520	5,597,548	687,972	12%
Five year Treasury note rate at period end	3.79%	4.33%	(54) bps	-12%
Average five year Treasury note rate	3.97%	4.46%	(49) bps	-11%
Prime rate at period end	7.50%	8.50%	(100) bps	-12%
Average Prime rate	7.50%	8.50%	(100) bps	-12%
One month term SOFR at period end	4.33%	5.34%	(101) bps	-19%
Average one month term SOFR	4.32%	5.33%	(101) bps	-19%

*See table titled, "Average Balance Sheets and Interest Rates (FTE)" for detail of Net interest income (FTE).

(dollars in thousands)			Variance
As of and for the six months ended June 30,	2025	2024	$/bp	%

Net interest income	$144,025	$122,092	$21,933	18%
Net interest income (FTE)*	144,196	122,279	21,917	18%
Net interest spread (FTE)*	2.85%	2.50%	35 bps	14%
Net interest margin (FTE)*	3.50%	3.23%	27 bps	8%
Average interest earning assets	$8,317,552	$7,613,591	$703,961	9%
Average interest bearing liabilities	6,269,701	5,566,338	703,363	13%
Five year Treasury note rate at period end	3.79%	4.33%	(54) bps	-12%
Average five year Treasury note rate	4.11%	4.30%	(19) bps	-4%
Prime rate at period end	7.50%	8.50%	(100) bps	-12%
Average Prime rate	7.50%	8.50%	(100) bps	-12%
One month term SOFR at period end	4.33%	5.34%	(101) bps	-19%
Average one month term SOFR	4.32%	5.33%	(101) bps	-19%

*See table titled, "Average Balance Sheets and Interest Rates (FTE)" for detail of Net interest income (FTE).

NIM and net interest spread calculations above exclude the sold portion of certain participation loans, which totaled $2 million at both June 30, 2025 and December 31, 2024, respectively. These sold loans are on Bancorp’s balance sheet as required by GAAP because Bancorp retains some form of effective control; however, Bancorp receives no interest income on the sold portion. These participation loans sold are excluded from NIM and spread analysis, as Bancorp believes it provides a more accurate depiction of loan portfolio performance.

At June 30, 2025, Bancorp’s loan portfolio consisted of approximately 64% fixed and 36% variable rate loans. At inception, most of Bancorp’s fixed rate loans are generally priced in relation to the five year treasury note. Bancorp’s variable rate loans are typically indexed to either Prime or one month term SOFR, repricing as those rates change. At June 30, 2025, approximately 56% and 44% of Bancorp’s variable rate loan portfolio was indexed to Prime and SOFR, respectively.

Prime rate, the five year treasury note rate and one month term SOFR are included in the preceding tables to provide a general indication of the interest rate environment in which Bancorp has operated during the past 12 months. The FRB increased the FFTR a total of 100 bps in 2023 via four separate 25 bps rate hikes, two of which occurred during the first quarter of 2023. These increases took the FFTR to a range of 5.25% - 5.50%, and Prime to 8.50%, in July of 2023. Interest rates remained at these levels until September 2024, when the FRB implemented its first rate reduction in over four years, beginning its attempt to avoid recession and pilot a “soft landing,” with three separate decreases of the FFTR over the final four months of 2024, ultimately lowering the FFTR a total of 100 bps to a range of 4.25% - 4.50%, and Prime to 7.50%, as of December 31, 2024. The FFTR and Prime rate remained at these levels through the June 30, 2025. While the FRB decided against further rate reductions during the first six months of 2025, recent projections indicate the likelihood for some level of rate reduction over the second half of 2025.

Bancorp expects the potential for pricing pressure/competition for both loans and deposits to increase in the coming quarters.

Net Interest Income (FTE) – Three months ended June 30, 2025 compared to June 30, 2024:

Net interest spread (FTE) and NIM (FTE) were 2.87% and 3.53%, for the three months ended June 30, 2025, compared to 2.52% and 3.26% for the same period in 2024, respectively.

Net interest income (FTE) increased $11.5 million, or 18%, for the three months ended June 30, 2025 compared to the same period of 2024, as the impact of significant loan growth on interest income far surpassed the increase in interest expense tied to interest bearing deposit growth.

Total average interest earning assets increased $704 million, or 9%, for the three months ended June 30, 2025, as compared to the same period of 2024, attributed to substantial average loan growth that was partially offset by a decline in average investment securities driven by scheduled maturities and normal amortization. Further, the average rate earned on total average interest earning assets climbed 25 bps to 5.52%, as the previously mentioned loan growth, coupled with the repricing of matured/renewed loans and investment securities at higher rates, lifted yields compared to the prior period.

●

Average total loan balances increased $773 million, or 13%, for the three months ended June 30, 2025, compared to the same period of 2024. While the CRE category drove a significant portion of the period over period growth, C&I lines of credit and residential real estate also experienced strong growth.

●

Average investment securities declined $154 million, or 10%, for the three months ended June 30, 2025 compared to the same period of 2024, mainly as the result of significant scheduled maturities within the treasury portfolio, and to a lesser extent, normal amortization activity. The funding provided by this activity has benefitted interest-earning asset yields and overall NIM, as the low-yielding treasury securities helped fund Bancorp’s substantial loan growth, were reinvested for collateral pledging purposes at higher rates, or shifted into higher-yielding cash balances.

●

Average FFS and interest bearing due from bank balances increased $91 million, or 58%, for the three months ended June 30, 2025, which was largely the result of the previously mentioned liquidity provided by the investment securities portfolio in addition to deposit growth outpacing loan growth.

Total interest income (FTE) increased $14.7 million, or 15%, to $115.1 million for the three months ended June 30, 2025, as compared to the same period of 2024.

●

Interest and fee income (FTE) on loans increased $13.0 million, or 14%, to $103.1 million for the three months ended June 30, 2025, compared to the same period of 2024, driven mainly by loan growth. The yield on the overall loan portfolio increased 7 bps to 6.13% for the three months ended June 30, 2025 compared to 6.06% for the same period of the prior year.

●

Despite the decline in average investment securities, there was a $948,000, or 12%, increase in interest income (FTE) on the portfolio for the three months ended June 30, 2025 compared to the same period of 2024. This increase was driven by reinvesting a portion of lower-yielding maturities at significantly higher rates to satisfy collateral pledging requirements. As a result, the corresponding yield on the portfolio grew to 2.57% for the three months ended June 30, 2025, compared to 2.05% for the prior year period.

●

Interest income on FFS and interest bearing due from bank balances increased $573,000 for the three months ended June 30, 2025, consistent with the increase in corresponding average balances. The yield on these assets decreased 109 bps to 4.38% for the three months ended June 30, 2025 compared to the same period of 2024 due to the FRB’s rate cuts enacted over the latter part of 2024.

Total average interest bearing liabilities increased $688 million, or 12%, to $6.29 billion for the three month period ended June 30, 2025 compared with the same period in 2024.

●

Average interest bearing deposits increased $849 million, or 17%, for the three months ended June 30, 2025 compared to the same period in 2024. Bancorp experienced a $564 million, or 55%, increase in average time deposits and increases of $158 million, or 7%, and $134 million, or 11%, increase in average interest bearing demand and money market deposits, respectively, as a result of depositors seeking higher-yielding deposit products in the current environment.

●

Average FHLB advances decreased $138 million, or 31%, for the three months ended June 30, 2025 compared to the same period of the prior year, as significant interest-bearing deposit growth largely eliminated the need for more expensive overnight borrowings through the FHLB during the second quarter of 2025. No overnight borrowings were outstanding as of June 30, 2025. Bancorp currently utilizes a $300 million term advance in conjunction with four separate interest rate swaps of varying maturities in an effort to secure longer-term funding at more favorable rates.

●	Average SSUAR decreased $19 million, or 13%, for the three months ended June 30, 2025 compared to the same period of the prior year, representing normal fluctuation.

Total interest expense increased $3.2 million, or 8%, for the three months ended June 30, 2025 compared to the same period of 2024, driven almost entirely by increased time deposit expense associated with successful CD promotion, which was only partially offset by a decline in interest expense on FHLB advances.

●

Total interest bearing deposit expense increased $5.9 million, or 19%, driven by growth in the time deposit portfolio associated with successful promotional campaigns. While each interest bearing deposit category experienced a decline in cost for the three months ended June 30, 2025 compared to the same period of the prior year, total interest bearing cost increased 3 bps to 2.59% as more expensive time deposits become a larger portion of the overall mix.

●

Interest expense on FHLB borrowings decreased $2.4 million, or 45%, for the three months ended June 30, 2025, as compared to same period of the prior year, consistent with the $138 million decrease in average FHLB advances.

●	Interest expense on SSUAR decreased $146,000, or 19%, for the three months ended June 30, 2025, as compared to the same period of the prior year, consistent with the average balance decrease.

Net Interest Income (FTE) – Six months ended June 30, 2025 compared to June 30, 2024:

Net interest spread (FTE) and NIM (FTE) were 2.85% and 3.50%, for the six months ended June 30, 2025, compared to 2.50% and 3.23% for the same period in 2024, respectively.

Net interest income (FTE) increased $21.9 million, or 18%, for the six months ended June 30, 2025 compared to the same period of 2024, as the impact of significant loan growth on interest income far surpassed the increase in interest expense tied to interest bearing deposit growth.

Total average interest earning assets increased $704 million, or 9%, for the six months ended June 30, 2025, as compared to the same period of 2024, attributed to substantial average loan growth that was partially offset by a decline in average investment securities driven by scheduled maturities and normal amortization. The average rate earned on total average interest earning assets climbed 29 bps to 5.49%.

●

Average total loan balances increased $781 million, or 13%, for the six months ended June 30, 2025, compared to the same period of 2024. While the CRE category drove a significant portion of the period over period growth, C&I lines of credit and residential real estate also experienced strong growth.

●

Average investment securities declined $139 million, or 9%, for the six months ended June 30, 2025 compared to the same period of 2024, mainly as the result of significant scheduled maturities within the treasury portfolio, and to a lesser extent, normal amortization activity. The funding provided by this activity has benefitted interest-earning asset yields and overall NIM, as the low-yielding treasury securities helped fund Bancorp’s substantial loan growth, were reinvested for collateral pledging purposes at higher rates, or shifted into higher-yielding cash balances.

●

Average FFS and interest bearing due from bank balances increased $59 million, or 38%, for the six months ended June 30, 2025, which was largely the result of the previously mentioned liquidity provided by the investment securities portfolio.

Total interest income (FTE) increased $29.3 million, or 15%, to $226 million for the six months ended June 30, 2025, as compared to the same period of 2024.

●

Interest and fee income (FTE) on loans increased $26.7 million, or 15%, to $202.7 million for the six months ended June 30, 2025, compared to the same period of 2024, driven by significant average loan growth. The yield on the overall loan portfolio increased 12 bps to 6.13% for the six months ended June 30, 2025 compared to 6.01% for the same period of the prior year. The six months ended June 30, 2025 also benefitted from the payoff of a large non-accrual loan during the first quarter, which included approximately $628,000 of interest income.

●

Despite the decline in average investment securities, there was a $1.8 million, or 11%, increase in interest income (FTE) on the portfolio for the six months ended June 30, 2025 compared to the same period of 2024. This increase was driven by reinvesting a portion of lower-yielding maturities at significantly higher rates to satisfy collateral pledging requirements. As a result, the corresponding yield on the portfolio climbed to 2.53% for the six months ended June 30, 2025, compared to 2.06% for the prior year period, the increase being attributed to the maturity of lower-yielding treasury securities.

●

Interest income on FFS and interest bearing due from bank balances increased $478,000 for the six months ended June 30, 2025, stemming mainly from rate cuts to the FFTR during the latter part of 2024. The yield on these assets decreased 104 bps to 4.43% for the six months ended June 30, 2025 compared to the same period of 2024.

Total average interest bearing liabilities increased $703 million, or 13%, to $6.27 billion for the six month period ended June 30, 2025 compared with the same period in 2024.

●

Average interest bearing deposits increased $693 million, or 14%, for the six months ended June 30, 2025 compared to the same period in 2024. Bancorp experienced a $441 million, or 43%, increase in average time deposits and increases of $144 million, or 6%, and $118 million, or 10%, increase in average interest bearing demand and money market deposits, respectively, as a result of depositors seeking higher-yielding deposit products in the current environment.

●

Average FHLB advances increased $27 million, or 7%, for the six months ended June 30, 2025 compared to the same period of the prior year. Bancorp utilized overnight borrowings more heavily during the six months ended June 30, 2025 to fund loan growth, largely during the first quarter, as the need for overnight borrowings dissipated in tandem with significant deposit growth generated during the first half of the year. No overnight borrowings were outstanding as of June 30, 2025. Bancorp currently utilizes a $300 million term advance in conjunction with four separate interest rate swaps of varying maturities in an effort to secure longer-term funding at more favorable rates.

●	Average SSUAR decreased $12 million, or 8%, for the six months ended June 30, 2025 compared to the same period of the prior year, representing normal fluctuation.

Total interest expense increased $7.4 million, or 10%, for the six months ended June 30, 2025 compared to the same period of 2024, driven entirely by increased time deposit expense associated with successful CD promotion, which was only partially offset by smaller declines in every other interest-bearing liability category. Despite the increased expense, the cost of interest-bearing deposits was flat at 2.55% and total interest-bearing liability cost declined 6 bps 2.64%, which was attributed to the impact of the FRB’s interest rate reductions enacted in the latter part of 2024.

●

Total interest bearing deposit expense increased $8.6 million, or 14%, driven by growth in the time deposit portfolio associated with successful promotional CD products offered through April of this year, which was only partially offset by decreases in interest expense for the other interest-bearing deposit categories. The cost of interest bearing deposits was flat at 2.55% compared to the six months ended June 30, 2024, despite the rate reductions implemented by the FRB in the latter part of 2024 as more expensive time deposits became a larger portion of the total interest-bearing deposit portfolio.

●

Interest expense on FHLB borrowings decreased $611,000, or 7%, for the six months ended June 30, 2025, as compared to same period of the prior year despite increased borrowing activity, as overnight borrowing costs declined consistent with the FRB’s previously mentioned rate cuts.

●	Interest expense on SSUAR decreased $263,000, or 15%, for the six months ended June 30, 2025, as compared to the same period of the prior year, consistent with the average balance decrease.

Average Balance Sheets and Interest Rates (FTE) – Three-Month Comparison

	Three months ended June 30,
	2025			2024
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:
Federal funds sold and interest bearing due from banks	$249,738	$2,730	4.38%	$158,512	$2,157	5.47%
Mortgage loans held for sale	7,145	78	4.38	6,204	74	4.80
Investment securities:
Taxable	1,265,767	8,052	2.55	1,411,990	7,125	2.03
Tax-exempt	72,227	509	2.83	79,875	488	2.46
Total securities	1,337,994	8,561	2.57	1,491,865	7,613	2.05

Federal Home Loan Bank stock	22,413	662	11.85	29,735	470	6.36
Loans	6,746,973	103,056	6.13	5,973,801	90,081	6.06

Total interest earning assets	8,364,263	115,087	5.52	7,660,117	100,395	5.27

Less allowance for credit losses on loans	90,801			83,293

Non-interest earning assets:
Cash and due from banks	76,413			73,360
Premises and equipment, net	116,089			112,085
Bank owned life insurance	90,250			87,754
Goodwill	194,074			194,074
Accrued interest receivable and other	236,796			202,638

Total assets	$8,987,084			$8,246,735

Interest bearing liabilities:
Deposits:
Interest bearing demand	$2,479,227	$11,862	1.92%	$2,321,626	$11,661	2.02%
Savings	423,608	291	0.28	430,537	298	0.28
Money market	1,324,432	9,248	2.80	1,190,120	9,101	3.08
Time	1,593,047	16,110	4.06	1,029,521	10,563	4.13
Total interest bearing deposits	5,820,314	37,511	2.59	4,971,804	31,623	2.56

Securities sold under agreements to repurchase	128,493	625	1.95	147,327	771	2.10
Federal funds purchased	6,610	72	4.37	10,127	139	5.52
Federal Home Loan Bank advances	303,297	2,908	3.85	441,484	5,263	4.79
Subordinated debentures	26,806	411	6.15	26,806	486	7.29

Total interest bearing liabilities	6,285,520	41,527	2.65	5,597,548	38,282	2.75

Non-interest bearing liabilities:
Non-interest bearing demand deposits	1,489,188			1,515,708
Accrued interest payable and other	231,573			255,246

Total liabilities	8,006,281			7,368,502

Stockholders’ equity	980,803			878,233
Total liabilities and stockholders' equity	$8,987,084			$8,246,735
Net interest income		$73,560			$62,113
Net interest spread			2.87%			2.52%
Net interest margin			3.53%			3.26%

Average Balance Sheets and Interest Rates (FTE) – Six-Month Comparison

	Six months ended June 30,
	2025			2024
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest earning assets:
Federal funds sold and interest bearing due from banks	$215,280	$4,731	4.43%	$156,251	$4,253	5.47%
Mortgage loans held for sale	6,442	155	4.85	5,417	105	3.90
Investment securities:
Taxable	1,323,723	16,547	2.52	1,454,815	14,782	2.04
Tax-exempt	72,911	1,008	2.79	80,317	970	2.43
Total securities	1,396,634	17,555	2.53	1,535,132	15,752	2.06

Federal Home Loan Bank stock	26,602	1,194	9.05	25,428	938	7.42
Loans	6,672,594	202,702	6.13	5,891,363	175,988	6.01

Total interest earning assets	8,317,552	226,337	5.49	7,613,591	197,036	5.20

Less allowance for credit losses on loans	90,216			82,882

Non-interest earning assets:
Cash and due from banks	76,293			72,317
Premises and equipment, net	115,931			110,083
Bank owned life insurance	89,932			87,459
Goodwill	194,074			194,074
Accrued interest receivable and other	237,184			205,407
Total assets	$8,940,750			$8,200,049

Interest bearing liabilities:
Deposits:
Interest bearing demand	$2,485,955	$23,456	1.90%	$2,341,571	$23,582	2.03%
Savings	422,525	584	0.28	432,474	597	0.28
Money market	1,338,332	18,583	2.80	1,220,623	18,591	3.06
Time	1,461,336	29,469	4.07	1,020,606	20,719	4.08
Total interest bearing deposits	5,708,148	72,092	2.55	5,015,274	63,489	2.55

Securities sold under agreements to repurchase	143,655	1,439	2.02	156,153	1,702	2.19
Federal funds purchased	6,562	142	4.36	10,144	275	5.45
Federal Home Loan Bank advances	384,530	7,649	4.01	357,967	8,260	4.64
Subordinated debentures	26,806	819	6.16	26,800	1,031	7.74

Total interest bearing liabilities	6,269,701	82,141	2.64	5,566,338	74,757	2.70

Non-interest bearing liabilities:
Non-interest bearing demand deposits	1,457,813			1,508,155
Accrued interest payable and other	245,741			255,940
Total liabilities	7,973,255			7,330,433

Stockholders’ equity	967,495			869,616
Total liabilities and stockholders' equity	$8,940,750			$8,200,049
Net interest income		$144,196			$122,279
Net interest spread			2.85%			2.50%
Net interest margin			3.50%			3.23%

Supplemental Information - Average Balance Sheets and Interest Rates (FTE)

●

Average loan balances include the principal balance of non-accrual loans, as well as unearned income such as loan premiums, discounts, fees/costs and exclude participation loans accounted for as secured borrowings. Participation loans accounted for as secured borrowings averaged $2 million for the three month periods ended both June 30, 2025 and 2024, respectively. Participation loans accounted for as secured borrowings averaged $2 million and $3 million for the six month periods ended both June 30, 2025 and 2024, respectively.

●

Interest income on a FTE basis includes additional amounts of interest income that would have been earned if investments in certain tax-exempt interest earning assets had been made in assets subject to federal taxes yielding the same after-tax income. Interest income on municipal securities and tax-exempt loans has been calculated on a FTE basis using a federal income tax rate of 21%. Approximate tax equivalent adjustments to interest income were $171,000 and $91,000 for the three month periods ended June 30, 2025 and 2024, respectively, and $87,000 and $187,000 for the six month periods ended June 30, 2025 and 2024, respectively.

●

Interest income includes loan fees of $1.2 million and $1.4 million for the three month periods ended June 30, 2025 and 2024, respectively, and $3.0 million and $2.9 million for the six month periods ended June 30, 2025 and 2024, respectively. Interest income on loans may be materially impacted by the level of prepayment fees collected and net accretion income related to acquired loans. Net accretion income related to acquired loans totaled $306,000 and $465,000 for the three month periods ended June 30, 2025 and 2024, respectively, and $735,000 and $1.3 million for the six month periods ended June 30, 2025 and 2024.

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

The results of the interest rate sensitivity analysis performed as of June 30, 2025 were derived from conservative assumptions Bancorp uses in its model, particularly in relation to deposit betas, which measure how responsive management’s deposit repricing may be to changes in market rates based on historical data. Management uses different betas in the rising and falling rate scenarios in an effort to best simulate expected earnings trends.

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

	-200	-100	+100	+200
	Basis Points	Basis Points	Basis Points	Basis Points
% Change from base net interest income at June 30, 2025	-7.58%	-3.90%	4.34%	8.90%

Bancorp’s loan portfolio is currently composed of approximately 64% fixed and 36% variable rate loans, with the fixed rate portion pricing generally based on a spread to the five year treasury curve at the time of origination and the variable portion pricing based on an on-going spread to Prime (approximately 56%) or SOFR (approximately 44%).

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

Provision for Credit Losses

Provision for credit losses on loans at June 30, 2025 represents the amount of expense that, based on management’s judgment, is required to maintain the ACL for loans at an appropriate level under the CECL model. The determination of the amount of the ACL for loans is complex and involves a high degree of judgment and subjectivity. See the Footnote titled “Basis of Presentation and Summary of Significant Accounting Policies” in Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2024 for detailed discussion regarding Bancorp’s ACL methodology by loan segment.

An analysis of the changes in the ACL for loans, including provision, and selected ratios follow:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2025	2024	2025	2024

Beginning balance	$88,814	$80,897	$86,943	$79,374
Provision for credit losses on loans	2,250	1,075	3,150	2,250

Total charge-offs	(553)	(347)	(1,167)	(609)
Total recoveries	211	530	1,796	1,140
Net loan recoveries	(342)	183	629	531
Ending balance	$90,722	$82,155	$90,722	$82,155
Average total loans	$6,746,973	$5,973,801	$6,672,594	$5,891,363
Provision for credit losses on loans to average total loans (1)	0.03%	0.02%	0.05%	0.04%
Net loan recoveries to average total loans (1)	-0.01%	0.00%	0.01%	0.01%
ACL for loans to total loans	1.32%	1.35%	1.32%	1.35%
ACL for loans to average total loans	1.34%	1.38%	1.36%	1.39%

(1) Ratios are not annualized

The ACL for loans totaled $91 million as of June 30, 2025 compared to $82 million at June 30, 2024, representing an ACL to total loans ratio of 1.32% and 1.35% for the respective periods.

Provision expense on loans of $2.3 million and $3.2 million was recorded for the three and six month periods ended June 30, 2025. While expense for both periods were consistent with strong loan growth, slight deterioration within the unemployment forecast and increased specific reserves, expense for the six month period was also impacted by annual CECL model updates made during the first quarter of 2025. Net charge offs of $342,000 and net recoveries of $629,000 were recorded for the three and six month periods ended June 30, 2025, respectively.

Provision expense on loans of $1.1 million and $2.3 million was recorded for the three and six month periods ended June 30, 2024. Expense for the prior year was driven by strong loan growth, slight deterioration in the unemployment forecast and offset by CECL model methodology updates. Net recoveries of $183,000 and $531,000 were recorded for the three and six month periods ended June 30, 2024.

While separate from the ACL for loans and recorded in other liabilities on the consolidated balance sheets, the ACL for off balance sheet credit exposures was reduced between December 31, 2024 and June 30, 2025. Negative provision (credit to expense) of $75,000 for off balance sheet credit exposures was recorded for the three and six month periods ended June 30, 2025, as line of credit utilization improved during the first half of 2025, reducing the reserve necessary for line availability. The ACL for off balance sheet exposures totaled $6.7 million as of June 30, 2025.

Provision for credit loss expense for off balance sheet credit exposures of $225,000 and $475,000 was recorded for the three and six month periods ended June 30, 2024. The ACL for off balance sheet credit exposures was $6.3 million as of June 30, 2024.

Bancorp’s loan portfolio is well-diversified with no significant concentrations of credit. Geographically, most loans are extended to borrowers in Louisville, central, eastern and northern Kentucky, as well as the Indianapolis, Indiana and Cincinnati, Ohio metropolitan markets. The adequacy of the ACL is monitored on an ongoing basis and it is the opinion of management that the balance of the ACL at June 30, 2025 is adequate to absorb probable losses inherent in the loan portfolio as of the financial statement date.

Non-interest Income

	Three months ended June 30,				Six months ended June 30,
(dollars in thousands)	2025	2024	$ Variance	% Variance	2025	2024	$ Variance	% Variance

Wealth management and trust services	$10,483	$10,795	$(312)	(3)%	$21,130	$21,566	$(436)	(2)%
Deposit service charges	2,069	2,180	(111)	(5)	4,148	4,316	(168)	(4)
Debit and credit card income	4,837	4,923	(86)	(2)	9,345	9,605	(260)	(3)
Treasury management fees	3,005	2,825	180	6	5,678	5,450	228	4
Mortgage banking income	1,094	1,017	77	8	2,011	1,965	46	2
Net investment product sales commissions and fees	980	800	180	23	1,990	1,665	325	20
Bank owned life insurance	629	595	34	6	1,251	1,183	68	6
Gain on sale of premises and equipment	74	20	54	270	74	20	54	270
Other	1,177	500	677	135	1,717	1,156	561	49
Total non-interest income	$24,348	$23,655	$693	3%	$47,344	$46,926	$418	1%

Total non-interest income increased $693,000, or 3%, and $418,000, or 1%, for the three and six month periods ended June 30, 2025, respectively, compared to the same periods of 2024. Non-interest income comprised 24.9% and 24.7% of total revenues, defined as net interest income and non-interest income, for the three and six month periods ended June 30, 2025 compared to 27.6% and 27.8% for the same periods of 2024, respectively. The decreases from prior year were attributed to the sharp rise in net interest income compared to prior year. WM&T services comprised 43.0% and 44.6% of total non-interest income for the three and six month periods ended June 30, 2025 compared to 45.6% and 46.0% for the same periods of the prior year. The decreases from the prior year were attributed to a combination of growth in other non-interest income streams as well as period over period declines in WM&T revenue.

WM&T Services:

The magnitude of WM&T revenue distinguishes Bancorp from other community banks of similar asset size. WM&T revenue decreased $312,000, or 3%, and $436,000, or 2%, for the three and six month periods ended June 30, 2025, as compared with the same periods of 2024, attributed mainly to the residual impact of business lost in prior periods.

Net new business refers to revenue generated from newly acquired customers, excluding revenue from upselling or cross-selling to existing active customers. It plays a crucial role in expanding Bancorp’s financial base and ensuring long-term sustainability and success. In the latter part of 2024, the WM&T department experienced negative net new business for the first time in several years, driven in large part to attrition associated with employee retirements and market competition. Positions impacted by attrition have since been filled and Bancorp experienced positive net new business (annualized) during the six months ended June 30, 2025. While recent trends suggest a turn-around regarding net new business is in process, the fallout from the previously mentioned employee attrition/client departures is still being felt, as it could take several quarters for benefit of new hire production to be realized.

Recurring fees earned for managing accounts are based on a percentage of market value of AUM and are typically assessed on a monthly basis. Recurring fees, which generally comprise the vast majority of WM&T revenue, decreased $300,000, or 3%, and $470,000, or 2%, for the three and six month periods ended June 30, 2025, as compared with the same periods of 2024. The decrease was driven largely by the previously mentioned impact of lost business.

A portion of WM&T revenue, most notably executor and certain employee benefit plan-related fees, are non-recurring in nature and the timing of these revenues corresponds with the related administrative activities. For this reason, such fees are subject to greater period over period fluctuation. Total non-recurring fees decreased $11,000 and increased $34,000 for the three and six month periods ended June 30, 2025, as compared with the same periods of 2024.

AUM, stated at market value, totaled $7.19 billion at June 30, 2025 compared with $7.07 billion at December 31, 2024 and $7.48 billion at June 30, 2024. The decrease in AUM between June 30, 2024 and June 30, 2025 is attributed mainly to business lost over the past year. However, AUM expansion was experienced during between the first and second quarters of 2025, marking the first quarter of AUM growth after several consecutive quarters of contraction.

Contracts between WM&T and their customers do not permit performance-based fees and accordingly, none of the WM&T revenue is performance based. Management believes the WM&T department will continue to factor significantly in Bancorp’s financial results and provide strategic diversity to revenue streams.

Detail of WM&T Service Income by Account Type:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024

Investment advisory	$4,301	$4,174	$8,571	$8,486
Personal trust	3,329	3,876	6,796	7,650
Personal investment retirement	1,991	1,886	4,007	3,706
Company retirement	398	413	809	824
Foundation and endowment	325	334	663	664
Custody and safekeeping	66	57	134	116
Brokerage and insurance services	11	2	18	4
Other	62	53	132	116
Total WM&T services income	$10,483	$10,795	$21,130	$21,566

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

AUM by Account Type:

AUM (not included on balance sheet) increased from $7.07 billion at December 31, 2024 to $7.19 billion at June 30, 2025 as follows:

	June 30, 2025			December 31, 2024
(in thousands)	Managed	Non-managed (1)	Total	Managed	Non-managed (1)	Total
Investment advisory	$2,731,651	$41,982	$2,773,633	$2,645,233	$66,026	$2,711,259
Personal trust	1,495,612	461,714	1,957,326	1,475,683	408,602	1,884,285
Personal investment retirement	965,266	20,863	986,129	937,493	21,536	959,029
Company retirement	51,840	633,304	685,144	54,626	679,539	734,165
Foundation and endowment	497,086	7,669	504,755	497,890	7,383	505,273
Subtotal	$5,741,455	$1,165,532	$6,906,987	$5,610,925	$1,183,086	$6,794,011
Custody and safekeeping	—	285,589	285,589	—	271,491	271,491
Total AUM	$5,741,455	$1,451,121	$7,192,576	$5,610,925	$1,454,577	$7,065,502

(1) Non-managed assets represent those for which the WM&T department does not hold investment discretion.

As of June 30, 2025 and December 31, 2024, approximately 80% and 79% of AUM were actively managed, respectively. Company retirement plan accounts consist primarily of participant-directed assets. The amount of custody and safekeeping accounts are insignificant to overall WM&T operations.

Managed AUM by Class of Investment:

(in thousands)	June 30, 2025	December 31, 2024

Interest bearing deposits	$445,820	$460,521
Treasury and government agency obligations	205,197	194,461
State, county and municipal obligations	376,158	341,940
Money market mutual funds	34,113	36,657
Equity mutual funds	1,267,847	1,183,611
Other mutual funds - fixed, balanced and municipal	596,621	561,218
Other notes and bonds	168,723	167,548
Common and preferred stocks	2,461,996	2,437,672
Real estate mortgages	-	167
Real estate	19,710	42,250
Other miscellaneous assets (1)	165,270	184,880
Total managed assets	$5,741,455	$5,610,925

(1) Includes client directed instruments such as rights, warrants, annuities, insurance policies, unit investment trusts, and oil and gas rights.

Managed assets are invested in instruments for which market values can be readily determined, the majority of which are sensitive to market fluctuations and consist of approximately 65% in equities and 35% in fixed income securities as of both June 30, 2025 and December 31, 2024. This composition has remained relatively consistent from period to period.

Additional Sources of Non-interest income:

Deposit service charges, which consist of non-sufficient funds charges and to a lesser extent, other activity based charges, decreased $111,000, or 5%, and $168,000, or 4%, for the three and six month periods ended June 30, 2025, as compared with the same periods of 2024. Consistent with the banking industry generally, Bancorp has experienced a steady decline in the volume of fees earned on overdrawn checking accounts over the past several years. This trend has been driven by lower check presentment volume, which has in turn led to fewer overdrawn accounts in general. Further, Bancorp anticipates that future growth of this revenue stream could be significantly impacted by changing industry practices. Bancorp could be faced with strategic decisions surrounding deposit-related service charges in the future, which could negatively impact the contributions made by this, or similar, revenue streams.

Debit and credit card income consists of interchange revenue, ancillary fees and incentives received from card processors. Debit and credit card revenue decreased $86,000, or 2%, and $260,000, or 3%, for the three and six month periods ended June 30, 2025, as compared with the same periods of 2024, attributed to declines in customer spending. Total debit card income decreased $44,000, or 1%, and $161,000, or 2%, and total credit card income decreased $43,000, or 3%, and $98,000, or 3%, for the three and six month periods ended June 30, 2025, compared the same periods of the prior year. The six month period was also impacted to some extent by severe weather experienced in all of Bancorp’s markets earlier in the year, which muted spending activity. While Bancorp generally expects this revenue stream to grow with continued expansion of the customer base, interchange rate compression and fluctuations in business and consumer spend levels could serve as challenges to future growth.

Treasury management fees primarily consist of fees earned for cash management services provided to commercial customers. Treasury management fees increased $180,000, or 6%, and $228,000, or 4%, for the three and six month periods ended June 30, 2025, as compared with the same periods of 2024. While both periods benefitted from organic growth and new product sales, the three months ended June 30, 2025 represented the first full quarter of broad fee increases implemented earlier this year.

Mortgage banking income primarily includes gains on sales of mortgage loans and net loan servicing income offset by MSR amortization. Bancorp’s mortgage banking department predominantly originates residential mortgage loans to be sold in the secondary market, primarily to FNMA and FHLMC. Bancorp offers conventional, VA, FHA and GNMA financing for purchases and refinances, as well as programs for first-time homebuyers. Interest rates on mortgage loans directly influence the volume of business transacted by the mortgage-banking department. Mortgage banking revenue increased $77,000, or 8%, and $46,000, or 2%, for the three and six month periods ended June 30, 2025, as compared with the same periods of 2024, driven by higher origination volumes.

Net investment product sales commissions and fees are generated primarily on stock, bond and mutual fund sales, as well as wrap fees earned on brokerage accounts via an arrangement with a third party broker-dealer. Wrap fees represent charges for investment programs that bundle together a suite of services, such as brokerage, advisory, research and management and are based on a percentage of account assets. Bancorp deploys its financial advisors primarily through its branch network, while larger managed accounts are generally serviced by Bancorp’s WM&T group. Net investment product sales commissions and fees increased $180,000, or 23%, and $325,000, or 20%, for the three and six month periods ended June 30, 2025 compared to the same periods of 2024, attributed to the addition of a new broker and a general shift towards more profitable wrap fee-based business.

BOLI assets represent the cash surrender value of life insurance policies on certain active and non-active employees who have provided consent for Bancorp to be the beneficiary for a portion of such policies. The related change in cash surrender value and any death benefits received under the policies are recorded as non-interest income and serves to offset the cost of various employee benefits. BOLI income increased $34,000, or 6%, and $68,000, or 6%, for the three and six month periods ending June 30, 2025 compared to the same periods of the prior year, which was attributed to generally higher yields within the policy plans compared to the prior year.

A gain on the sale of premises and equipment totaling $74,000 was recorded for the three and six month periods ended June 30, 2025, compared to a gain of $20,000 for the three and six month periods of the prior year. The gain recorded for the current year stems mainly from the sale of a property owned through a prior acquisition that had been held for sale.

Other non-interest income increased $677,000, or 135%, and $561,000, or 49%, for the three and six month periods ended June 30, 2025 compared with the same periods of 2024. The increases for the current year stemmed largely from recording $577,000 of swap fees during the second quarter of this year, and to a lesser extent, appreciation within insurance policies held outside of Bancorp’s traditional BOLI policies.

Non-interest Expenses

	Three months ended June 30,				Six months ended June 30,
(dollars in thousands)	2025	2024	$ Variance	% Variance	2025	2024	$ Variance	% Variance

Compensation	$27,279	$24,634	$2,645	11%	$53,211	$48,855	$4,356	9%
Employee benefits	5,330	5,086	244	5	11,115	10,962	153	1
Net occupancy and equipment	4,025	3,819	206	5	8,148	7,489	659	9
Technology and communication	4,773	4,894	(121)	(2)	9,601	9,963	(362)	(4)
Debit and credit card processing	1,908	1,811	97	5	3,727	3,557	170	5
Marketing and business development	1,951	1,596	355	22	3,466	2,671	795	30
Postage, printing and supplies	937	913	24	3	1,906	1,839	67	4
Legal and professional	1,088	1,185	(97)	(8)	1,995	2,300	(305)	(13)
FDIC insurance	1,260	1,161	99	9	2,483	2,273	210	9
Capital and deposit based taxes	738	673	65	10	1,438	1,303	135	10
Intangible amortization	915	1,051	(136)	(13)	1,829	2,103	(274)	(13)
Other	2,496	2,286	210	9	4,808	4,755	53	1
Total non-interest expenses	$52,700	$49,109	$3,591	7%	$103,727	$98,070	$5,657	6%

Total non-interest expenses increased $3.6 million, or 7%, and $5.7 million, or 6%, for the three and six month periods ended June 30, 2025 compared to the same periods of 2024. Compensation and employee benefits comprised 61.9% and 62.0% of Bancorp’s total non-interest expenses for the three and six month periods ended June 30, 2025, compared to 60.5% and 61.0% for the same periods of 2024.

Compensation, which includes salaries, incentives, bonuses and stock based compensation, increased $2.6 million, or 11%, and $4.4 million, or 9%, for the three and six month periods ended June 30, 2025, as compared with the same periods of 2024. The increases were attributed primarily to higher bonus accrual levels associated with the strong performance experienced through the first half of 2025, and to a lesser extent, growth in full time equivalent employees. Net full time equivalent employees totaled 1,118 at June 30, 2025 compared to 1,080 at December 31, 2024 and 1,062 at June 30, 2024.

Employee benefits consists of all personnel-related expense not included in compensation, with the most significant items being health insurance, payroll taxes and employee retirement plan contributions. Employee benefits increased $244,000, or 5%, and $153,000, or 1%, for the three and six month periods ended June 30, 2025, as compared with the same periods of 2024, driven by higher 401(k) matching expense and payroll tax expenses related to the previously mentioned growth in FTEs, which more than offset a decline in health insurance expense attributed to lower claims activity.

Net occupancy and equipment expenses primarily include depreciation, rent, property taxes, utilities and maintenance. Costs of capital asset additions flow through the statement of income over the lives of the assets in the form of depreciation expense. Net occupancy expense increased $206,000, or 5%, and $659,000, or 9%, for the three and six month periods ended June 30, 2025, as compared with the same periods of 2024, consistent with higher rent and depreciation expense. The six month period was also impacted by elevated snow removal activity stemming from severe winter weather experienced in all of Bancorp’s markets earlier in the year. At June 30, 2025, Bancorp’s branch network consisted of 73 locations throughout Louisville, central, eastern and Northern Kentucky, as well as the MSAs of Indianapolis, Indiana and Cincinnati, Ohio.

Technology and communication expenses include computer software usage and licensing fees, equipment depreciation and expenditures related to investments in technology needed to maintain and improve the quality of customer delivery channels, information security and internal resources. Technology expense decreased $121,000, or 2%, and $362,000, or 4%, for the three and six month periods ended June 30, 2025 compared to the same periods of 2024, due to temporarily lower technology spending and various upgrade expenses incurred in the prior year. However, Bancorp does expect technology-related expenses to increase over the second half of 2025, as several planned technology investments get underway.

Bancorp outsources processing for debit and commercial credit card operations, which generate significant revenue for the Company. The related expenses typically fluctuate consistent with transaction volumes. Debit and credit card processing expense increased $97,000, or 5%, and $170,000, or 5%, for the three and six month periods ending June 30, 2025 compared to the same periods of the prior year, driven by higher processing fees, including increased fraud-mitigation expenses.

Marketing and business development expenses include all costs associated with promoting Bancorp, including community support, retaining customers and acquiring new business. Marketing and business development expenses increased $355,000, or 22%, and $795,000, or 30%, for the three and six month periods ending June 30, 2025, as compared to the same periods of 2024, which was primarily the result of higher advertising expense tied to deposit product promotions in addition to increased customer entertainment and various corporate sponsorships.

Postage, printing and supplies expense increased $24,000, or 3% and $67,000, or 4%, for the three and six month periods ended June 30, 2025 compared to the same periods of 2024, consistent with the previously mentioned deposit product promotions.

Legal and professional fees decreased $97,000, or 8%, and $305,000, or 13%, for the three and six month periods ended June 30, 2025 compared to the same periods of the prior year, driven primarily by lower compliance-related consulting expense associated with Bancorp approaching $10 billion in total assets in addition to generally lower legal expenses.

FDIC insurance expense increased $99,000, or 9%, and $210,000, or 9%, for the three and six month periods ended June 30, 2025, as compared to the same periods of 2024, consistent with Bancorp’s growth in addition to changes in loan mix, as higher assessments are levied on C&D lending concentrations, a segment which grew as a percentage of total loans.

Capital and deposit based taxes, which consist primarily of capital-based local income taxes and franchise taxes, increased $65,000, or 10%, and $135,000, or 10%, for the three and six month periods ended June 30, 2025 compared to the same periods of 2024. Bancorp’s capital and deposit based tax expense is based on deposits held within various local taxing districts, as well as gross revenues generated within/appropriated to the state of Ohio, which is the only state Bancorp operates in with a capital-based deposit tax.

Intangible amortization expense consists of amortization associated with the CDI of acquired deposit portfolios, as well as an intangible related to customer list of the WM&T business line added through a past acquisition. The intangibles are amortized on an accelerated basis over a period of approximately ten years. Intangible amortization expense decreased $136,000, or 13%, and $274,000, or 13%, for the three and six month periods ended June 30, 2025 compared to the same period of the prior year, which is attributed to the accelerated depreciation method for which intangible assets are amortized.

Other non-interest expenses increased $210,000, or 9%, and $53,000, or 1%, for the three and six month periods ended June 30, 2025, as compared to the same periods of 2024. The increases over the prior year stemmed mainly from higher credit card rewards, increases in premiums for insurance policies related to general bank liabilities and fluctuations in the level of check and card losses.

Income Tax Expense

A comparison of income tax expense and ETR follows:

	Three months ended June 30,				Six months ended June 30,
(dollars in thousands)	2025	2024	$/bp Variance	% Variance	2025	2024	$ Variance	% Variance

Income before income tax expense	$42,946	$35,268	$7,678	22%	$84,567	$68,223	$16,344	24%
Income tax expense	8,922	7,670	1,252	16	17,272	14,738	2,534	17
Effective tax rate	20.77%	21.75%	(98) bps	(5)	20.42%	21.60%	(118) bps	(5)

Fluctuations in the ETR are primarily attributed to the following:

●

The impact of state income taxes, net of federal benefit, serves to increase the overall ETR and fluctuates consistent with the level of pre-tax income that is taxable at the state level. The ETR was increased by 2.83% for the six months ended June 30, 2025, compared to an increase of 3.20% for the same period of 2024. The impact to the ETR attributed to state income taxes for the current year was lower compared to the prior year, despite higher pre-tax income, due to recognizing more interest income from U.S. treasury securities, which is tax-exempt at the state level.

●

The stock based compensation component of the ETR fluctuates consistent with the level of SAR exercise activity in addition to the levels of PSU, RSA and RSU vesting. The ETR was reduced by 0.44% for the six months ended June 30, 2025 compared to an increase of 0.20% for the same period of 2024, consistent with exercise and vesting activity.

●

The cash surrender value of life insurance policies can vary widely from period to period, driven largely by market changes. The related impact is inversely correlated with the ETR generally, with cash surrender value declines typically serving to increase the ETR and vice versa. Changes in the cash surrender value of life insurance policies decreased the ETR by 0.56% and 0.70% for the six months ended June 30, 2025 and 2024, respectively.

●

Bancorp invests in certain partnerships that yield federal income tax credits. Taken as a whole, the tax benefit of these investments exceeds amortization expense, resulting in a positive impact on net income. The timing and magnitude of these transactions may vary widely from period to period. Cumulative tax credit activity for the six months ended June 30, 2025 and 2024 served to reduce the ETR 2.62% and 1.10%, respectively.

●	Tax-exempt interest income earned on loans and investment securities reduced the ETR by 0.34% and 0.50% for the six months ended June 30, 2025 and 2024, respectively.

On July 4, 2025, President Trump signed into law the legislation formally titled “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14” and commonly referred to as the One Big Beautiful Bill (“the Act”). Bancorp is currently evaluating income tax implications of the Act, but does not expect the Act to have a material impact on the financial statements.

Financial Condition – June 30, 2025 Compared to December 31, 2024

Overview

Total assets increased $346 million, or 4%, to $9.21 billion at June 30, 2025 from $8.86 billion at December 31, 2024. The increase for the first six months of 2025 was attributed to strong loan growth of $330 million, or 5%, and a $160 million, or 55%, increase in cash and cash equivalents, which was partially offset by a decline of $138 million, or 10%, in the investment securities portfolio attributed mainly to scheduled maturity activity.

Total liabilities increased $280 million, or 4%, to $8.20 billion at June 30, 2025 from $7.92 billion at December 31, 2024, with total deposits growth of $340 million, or 5%, driven mainly by successful deposit promotions offset partially by smaller declines in SSURA and other liabilities.

Stockholders’ equity increased $65 million, or 7%, to $1.01 billion at June 30, 2025 from $940 million at December 31, 2024, as net income of $67.3 million and a $15.8 million improvement in AOCI was offset by $18.3 million of cash dividends declared during the first six months of 2025. The improvement in AOCI was associated with changes in the interest rate environment and the corresponding impact on the valuation of the AFS debt securities portfolio and cash flow hedging derivatives.

Cash and Cash Equivalents

Cash and cash equivalents increased $160 million, or 55%, ending at $451 million at June 30, 2025 compared to $291 million at December 31, 2024, which was attributed largely to the previously mentioned deposit growth and maturity activity within the investment securities portfolio.

Investment Securities

The primary purpose of the investment securities portfolio is to provide another source of interest income, as well as a tool for liquidity management. In managing the composition of the balance sheet, Bancorp seeks a balance between earnings sources, credit and liquidity considerations.

Investment securities decreased $138 million, or 10%, to $1.22 billion at June 30, 2025 compared to $1.36 billion at December 31, 2024. This decline was driven mainly by scheduled maturities within the treasury portfolio specifically, and to a lesser extent, normal pay down activity. Investment in the securities portfolio during the first half of 2025 consisted of purchasing short term treasury securities to put excess liquidity to work and provide collateral to meet pledging requirements, while still offering the funding flexibility allowed by their short duration.

FHLB Stock

FHLB stock holdings increased $1 million to $23 million at June 30, 2025 compared to $22 million at December 31, 2024. The increase was driven by fluctuations in FHLB borrowing activity during the first six months of 2025, as FHLB members are required to hold certain levels of FHLB stock in relation to the amount of their borrowings. While period end FHLB borrowings were unchanged, average borrowing activity increased during the first six months of 2025, as overnight borrowings were utilized amidst solid loan growth and deposit fluctuations, primarily during the first quarter. Bancorp’s FHLB stock holdings are expected to fluctuate consistent with borrowing activity from period to period.

Loans

Total loans increased $330 million, or 5%, from December 31, 2024 to June 30, 2025. The loan growth experienced during the first half of 2025 was well spread across loan categories, with CRE, C&I line of credit and residential real estate growth leading the way.

Total line of credit utilization has experienced steady improvement over the past several quarters, ending at 47.8% as of June 30, 2025 compared to 45.9% at December 31, 2024 and 41.1% at June 30, 2024. Similarly, utilization within the C&I portfolio improved to 36.9% at June 30, 2025 compared to 33.7% at December 31, 2024 and 30.8% at June 30, 2024, which was evidenced by the solid growth seen within the C&I line of credit segment of the loan portfolio.

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

CRE represents the largest segment of Bancorp’s loan portfolio, totaling $3.00 billion, or 44%, of total loans as of June 30, 2025. While a combination of sustained higher interest rates and rising central business district vacancies across the country have created credit and collateral concerns within the CRE sector generally over the past several quarters, Bancorp believes the quality of its CRE portfolio, and the overall loan portfolio, remains solid.

Office building exposure, which is a sub-segment of CRE and perceived to be of particular risk in the current environment, is a smaller component of Bancorp’s loan portfolio, totaling $584 million, or 9%, of total loans as of June 30, 2025. Approximately $247 million, or 42%, of Bancorp’s office building exposure is medical-related, which in management’s opinion presents reduced risk compared to other CRE uses. In addition, approximately $307 million, or 53%, of the office building exposure is owner-occupied and is generally accompanied by a full commercial banking relationship. This sub-segment is concentrated in Bancorp’s primary markets, with no exposure to large office towers and minimal exposure to central business districts, and continues to perform well with minimal substandard/non-accrual and past due loans as of June 30, 2025.

Bancorp occasionally enters into loan participation agreements with other banks to diversify credit risk. For certain participation loans sold, Bancorp has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their ownership share of the loan without permission from Bancorp. GAAP requires the participated portion of these loans to be recorded as secured borrowings. These participated loans are included in the C&I and CRE loan portfolio segments with a corresponding liability recorded in other liabilities. At both June 30, 2025 and December 31, 2024, the total participated portion of loans of this nature totaled $2 million.

The following table presents the maturity distribution (based on contractual maturity) and rate sensitivity of the total loan portfolio as of June 30, 2025:

	Maturity
June 30, 2025 (in thousands)	Within one year	After one but within five years	After five but within fifteen years	Ater fifteen years	Total	% of Total
Fixed rate	$411,715	$2,155,453	$892,849	$953,005	$4,413,022	64%
Variable rate	770,239	999,628	634,342	33,042	2,437,251	36%
Total loans	$1,181,954	$3,155,081	$1,527,191	$986,047	$6,850,273	100%

In the event where Bancorp structures a loan with a maturity exceeding five years (typically CRE loans), an automatic rate adjustment will typically be set in place at five years from origination date to limit interest rate sensitivity.

Non-performing Loans and Assets

Information summarizing non-performing loans and assets follows:

(dollars in thousands)	June 30, 2025	December 31, 2024

Non-accrual loans	$17,650	$21,727
Modifications to borrowers experiencing financial difficulty	-	-
Loans past due 90 days or more and still accruing	378	487
Total non-performing loans	18,028	22,214

Other real estate owned	10	10
Total non-performing assets	$18,038	$22,224

Non-performing loans to total loans	0.26%	0.34%
Non-performing assets to total assets	0.20%	0.25%
ACL for loans to total non-performing loans	503%	391%

As of June 30, 2025, non-accrual loans totaled $18 million compared to $22 million at December 31, 2024. The decrease in total non-accrual loans between December 31, 2024 and June 30, 2025 stemmed mainly from the payoff of two CRE relationships during the first quarter and the paydown of another during the second quarter.

Non-performing assets as of June 30, 2025 consisted of approximately 100 loans, ranging in individual amounts up to $4 million, and one residential real estate property held as OREO.

Delinquent Loans

Delinquent loans (consisting of all loans 30 days or more past due) totaled $37 million and $32 million at June 30, 2025 and December 31, 2024. Delinquent loans to total loans were 0.54% and 0.50% at June 30, 2025 and December 31, 2024, respectively. The increase in delinquent loans over this period was primarily driven by two individual and unrelated CRE and C&D relationships totaling $3 million that went past due in addition to an increase in past due residential real estate loans.

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

Bancorp’s ACL for loans was $91 million as of June 30, 2025 compared to $87 million as of December 31, 2024. Provision expense for credit losses on loans of $3.2 million was recorded for the six months ended June 30, 2025, consistent with strong loan growth, slight deterioration FRB unemployment forecast, increased specific reserves and annual CECL model updates. Further, net recoveries of $629,000 were recorded for the six months ended June 30, 2025, serving to increase the ACL for loans.

The ACL for loans calculation and resulting credit loss expense is significantly impacted by changes in forecasted economic conditions. Should the forecast for economic conditions change, Bancorp could experience further adjustments in its required ACL for loans.

The following table sets forth the ACL by category of loan:

	June 30, 2025			December 31, 2024
(dollars in thousands)	Allocated Allowance	% of Total ACL on loans	ACL for loans to Total Loans	Allocated Allowance	% of Total ACL on loans	ACL for loans to Total Loans

Commercial real estate - non-owner occupied	$15,278	17%	0.77%	$13,935	16%	0.76%
Commercial real estate - owner occupied	11,996	13%	1.19%	10,192	12%	1.02%
Total commercial real estate	27,274	30%	0.91%	24,127	28%	0.85%

Commercial and industrial - term	20,677	23%	2.41%	21,284	25%	2.41%
Commercial and industrial - lines of credit	7,941	9%	1.25%	6,496	7%	1.17%
Total commercial and industrial	28,618	32%	1.92%	27,780	32%	1.93%

Residential real estate - owner occupied	14,265	16%	1.68%	14,468	17%	1.80%
Residential real estate - non-owner occupied	4,587	5%	1.17%	5,154	6%	1.35%
Total residential real estate	18,852	21%	1.52%	19,622	23%	1.65%

Construction and land development	11,134	12%	1.66%	10,981	13%	1.76%
Home equity lines of credit	1,343	2%	0.51%	1,277	1%	0.52%
Consumer	2,877	3%	2.04%	2,531	3%	1.75%
Leases	344	0%	2.36%	370	0%	2.38%
Credit cards	280	0%	1.07%	255	0%	1.04%
Total	$90,722	100%	1.32%	$86,943	100%	1.33%

The table below details net charge-offs to average loans outstanding by category of loan for the three and six month periods ended June 30, 2025 and 2024, respectively.

	2025			2024
Three months ended June 30, (dollars in thousands)	Net (charge offs)/ recoveries	Average Loans	Net (charge offs)/ recoveries to average loans	Net (charge offs)/ recoveries	Average Loans	Net (charge offs)/ recoveries to average loans

Commercial real estate - non-owner occupied	$8	$1,929,783	0.00%	$17	$1,634,732	0.00%
Commercial real estate - owner occupied	(38)	1,007,532	0.00%	45	939,610	0.00%
Total commercial real estate	(30)	2,937,315	0.00%	62	2,574,342	0.00%

Commercial and industrial - term	(57)	878,150	-0.01%	235	864,421	0.03%
Commercial and industrial - lines of credit	-	599,000	0.00%	-	463,905	0.00%
Total commercial and industrial	(57)	1,477,150	0.00%	235	1,328,326	0.02%

Residential real estate - owner occupied	54	832,387	0.01%	(2)	738,216	0.00%
Residential real estate - non-owner occupied	(3)	386,030	0.00%	-	364,223	0.00%
Total residential real estate	51	1,218,417	0.00%	(2)	1,102,439	0.00%

Construction and land development	-	675,044	0.00%	-	560,765	0.00%
Home equity lines of credit	-	257,924	0.00%	-	218,366	0.00%
Consumer	(260)	140,334	-0.19%	(56)	148,456	-0.04%
Leases	-	14,509	0.00%	-	16,977	0.00%
Credit cards	(46)	26,280	-0.18%	(56)	24,130	-0.23%
Total	$(342)	$6,746,973	-0.01%	$183	$5,973,801	0.00%

	2025			2024
Six months ended June 30, (dollars in thousands)	Net (charge offs)/ recoveries	Average Loans	Net (charge offs)/ recoveries to average loans	Net (charge offs)/ recoveries	Average Loans	Net (charge offs)/ recoveries to average loans

Commercial real estate - non-owner occupied	$26	$1,898,827	0.00%	$33	$1,606,327	0.00%
Commercial real estate - owner occupied	(38)	1,006,144	0.00%	49	926,546	0.01%
Total commercial real estate	(12)	2,904,971	0.00%	82	2,532,873	0.00%

Commercial and industrial - term	1,100	880,383	0.12%	465	861,799	0.05%
Commercial and industrial - lines of credit	-	584,186	0.00%	204	456,150	0.04%
Total commercial and industrial	1,100	1,464,569	0.08%	669	1,317,949	0.05%

Residential real estate - owner occupied	7	823,426	0.00%	(1)	726,608	0.00%
Residential real estate - non-owner occupied	(3)	385,000	0.00%	-	361,479	0.00%
Total residential real estate	4	1,208,426	0.00%	(1)	1,088,087	0.00%

Construction and land development	-	657,812	0.00%	-	549,561	0.00%
Home equity lines of credit	(10)	254,471	0.00%	2	215,497	0.00%
Consumer	(350)	141,795	-0.25%	(155)	147,048	-0.11%
Leases	-	14,846	0.00%	-	16,444	0.00%
Credit cards	(103)	25,704	-0.40%	(66)	23,904	-0.28%
Total	$629	$6,672,594	0.01%	$531	$5,891,363	0.01%

While separate from the ACL for loans and recorded in other liabilities on the consolidated balance sheets, the ACL for off balance sheet credit exposures was reduced between December 31, 2024 and June 30, 2025. Negative provision (credit to expense) of $75,000 for off balance sheet credit exposures was recorded for the six months ended June 30, 2025, as line of credit utilization improved during the first half of 2025, reducing the reserve necessary for line availability. The ACL for off balance sheet credit exposures totaled $6.7 million and $6.8 million as of June 30, 2025 and December 31, 2024.

Premises and Equipment

Premises and equipment are presented on the consolidated balance sheets net of related depreciation on the respective assets, as well as fair value adjustments associated with purchase accounting. Premises and equipment increased $1 million, or 1%, between December 31, 2024 and June 30, 2025. Bancorp’s branch network currently consists of 73 locations throughout Louisville, central, eastern and northern, Kentucky, as well as the Indianapolis, Indiana and Cincinnati, Ohio markets.

Premises held for sale totaling $1.7 million and $2.3 million was recorded on Bancorp’s consolidated balance sheets as of June 30, 2025 and December 31, 2024, respectively. The decrease during the first six months of 2025 was attributed to the sale of a former administrative building owned through a prior acquisition during the second quarter. Premises held for sale consisted of three vacant parcels of land and one former branch location as of June 30, 2025.

BOLI

Bank-owned life insurance assets increased to $91 million at June 30, 2025, compared to $89 million at December 31, 2024, due to general appreciation of the cash surrender values within the policy plans experienced during the six months ended June 30, 2025.

Goodwill

At June 30, 2025 and December 31, 2024, Bancorp had $194 million in goodwill recorded on its balance sheet. Goodwill of $58 million and $123 million is attributed to the acquisitions of CB and KB in 2022 and 2021, respectively. Additionally, goodwill totaling $12 million and $682,000 is attributed to the acquisitions of KSB and Austin State Bank in 2019 and 1996, respectively. The acquisition of TBOC in 2013 resulted in a bargain purchase gain.

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

Core Deposit and Customer List Intangibles

CDIs and CLIs arising from business acquisitions are initially measured at fair value and are then amortized on an accelerated method based on their useful lives. As of June 30, 2025 and December 31, 2024, Bancorp’s CDI assets totaled $7.8 million and $9.0 million, respectively. As of June 30, 2025 and December 31, 2024, Bancorp’s CLI assets were $6.2 million and $6.8 million, respectively, and attributed entirely to the WM&T segment.

Other Assets and Other Liabilities

Other assets decreased $2 million, or less than 1%, to $307 million between December 31, 2024 and June 30, 2025. Other liabilities decreased $24 million, or 9%, to $235 million over the same period. The increase in other assets stemmed mainly from appreciation within insurance policies held outside of Bancorp’s traditional BOLI. Further, an increase in tax credit investment assets and a decrease in interest rate swap derivative assets were largely offsetting. The decrease in other liabilities was driven largely by a reduction in various accrued liabilities, such as employee incentive compensation and tax credit investment contributions.

Deposits

Total deposits increased $340 million, or 5%, from December 31, 2024 to June 30, 2025. Interest bearing deposits increased $282 million, or 5%, tied primarily to the success of deposit promotions during the first quarter, which more than offset declines in interest bearing demand and money market deposits. While non-interest bearing deposits increased $59 million, or 4%, as of period end, average non-interest bearing deposits decreased $50 million, or 3%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

Bancorp continues to experience a shift in the deposit portfolio mix, as customers continue to seek higher-yielding alternatives to low-rate or non-interest bearing deposits in the higher rate environment. While the cost of interest-bearing deposits has moderated in recent quarters, the cost of total deposits (including non-interest deposits) increased to 2.03% from 1.96% for the six months ended June 30, 2025 compared to the same period of the prior year. Bancorp expects deposit costs to potentially weigh on NIM in the coming quarters due to deposit pricing pressure/competition and the continued shift in deposit mix.

Securities Sold Under Agreements to Repurchase

SSUAR declined $36 million, or 22%, between December 31, 2024 and June 30, 2025, driven in part by normal fluctuation as well as a small number of clients within the product switching into other deposit offerings.

SSUAR represent a funding source of Bancorp and are used by commercial customers in conjunction with collateralized corporate cash management accounts. Such repurchase agreements are considered financing agreements and mature within one business day from the transaction date. At June 30, 2025 and December 31, 2024, all of these financing arrangements had overnight maturities and were secured by government sponsored enterprise obligations and government agency mortgage-backed securities that were owned and controlled by Bancorp.

SSUAR are collateralized by securities and are treated as financings; accordingly, the securities involved with the agreements are recorded as assets and are held by a safekeeping agent and the obligations to repurchase the securities are reflected as liabilities. All securities underlying the agreements are under Bancorp’s control.

Federal Funds Purchased

FFP and other short-term borrowing balances were relatively flat between December 31, 2024 and June 30, 2025, increasing $184,000. At June 30, 2025, FFP related mainly to excess liquidity held by downstream correspondent bank customers of Bancorp.

Subordinated Debentures

Bancorp owns the following unconsolidated trust subsidiaries: Commonwealth Statutory Trust III, Commonwealth Statutory Trust IV and Commonwealth Statutory Trust V. The sole assets of the trust subsidiaries represent the proceeds of offerings loaned in exchange for subordinated debentures with similar terms to the TPS. The TPS are treated as part of Tier 1 Capital. The subordinated note and related interest expense are included in Bancorp’s consolidated financial statements. The subordinated notes are currently redeemable at Bancorp’s option on a quarterly basis. As of June 30, 2025 and December 31, 2024, subordinated notes totaled $27 million, respectively.

FHLB Advances

FHLB advances outstanding totaled $300 million at both June 30, 2025 and December 31, 2024, and consisted entirely of a $300 million three-month rolling advance related to four separate interest rate swaps (cash flow hedges) entered into in an effort to secure longer-term funding at more attractive rates. For more information related to the interest rate swaps noted above, see the footnote titled, “Derivative Financial Instruments.”

Average FHLB advances increased $27 million, or 7%, for the six months ended June 30, 2025 compared to the same period of the prior year, attributed mainly to utilization of overnight borrowings to fund loan growth and deposit fluctuations during the first quarter of 2025. Overnight borrowings were scarcely used during the second quarter, as deposit growth and investment maturities provided significant liquidity. No overnight borrowings were outstanding as of June 30, 2025, nor December 31, 2024.

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

Bancorp’s most liquid assets are comprised of cash and due from banks, FFS and AFS debt securities. FFS and interest bearing deposits totaled $354 million and $212 million at June 30, 2025 and December 31, 2024, respectively. The increase experienced for the six months of 2025 was attributed largely to deposit growth associated with successful deposit promotions and maturity activity within the investment securities portfolio. FFS normally have overnight maturities while interest-bearing deposits in banks are accessible on demand. These investments are generally used for daily liquidity purposes.

The fair value of the AFS debt security portfolio was $1.01 billion and $990 million at June 30, 2025 and December 31, 2024, respectively. The increase in AFS debt security portfolio for the first six months of 2025 was attributed mainly to reinvesting a portion of scheduled treasury maturities on a short-term basis for collateral pledging purposes. The investment portfolio (HTM and AFS) includes total cash flows on amortizing debt securities of approximately $418 million (based on assumed prepayment speeds as of June 30, 2025) expected over the next 12 months, including $260 million of contractual maturities. Combined with FFS and interest bearing deposits from banks, AFS debt securities offer substantial resources to meet either loan growth or reductions in Bancorp’s deposit funding base. Bancorp pledges portions of its investment securities portfolio to secure public funds, cash balances of certain WM&T accounts and SSUAR. At June 30, 2025, the total carrying value of investment securities pledged for these purposes comprised 74% of the debt securities portfolio, leaving approximately $323 million of unpledged debt securities, compared to 63% and $508 million at December 31, 2024.

Bancorp’s deposit base consists mainly of core deposits, which are defined as demand, savings, and money market deposit accounts, time deposits less than or equal to $250,000, and excludes public funds and brokered deposits. At June 30, 2025, such deposits totaled $6.38 billion and represented 85% of Bancorp’s total deposits, as compared with $6.14 billion, or 86% of total deposits at December 31, 2024. Because these core deposits are less volatile and are often tied to other products of Bancorp through long lasting relationships, they are not expected to place undue pressure on liquidity.

As of June 30, 2025 and December 31, 2024, Bancorp held no brokered deposits.

Included in total deposit balances at June 30, 2025 are $583 million in public funds generally comprised of accounts with local government agencies and public school districts in the markets in which Bancorp operates. At December 31, 2024, public funds deposits totaled $663 million. The decrease experienced during the first six months of 2025 was attributed to normal seasonal public funds run-off.

Bancorp is a member of the FHLB of Cincinnati. As a member of the FHLB, Bancorp has access to credit products of the FHLB. Bancorp views these borrowings as a potential low cost alternative to brokered deposits. At June 30, 2025 and December 31, 2024, available credit from the FHLB totaled $1.31 billion and $1.25 billion, respectively. Bancorp also had unsecured FFP lines with correspondent banks totaling $80 million at both June 30, 2025 and December 31, 2024, respectively.

During the normal course of business, Bancorp enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through Bancorp’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of Bancorp’s liquidity.

Bancorp’s principal source of cash is dividends paid to it as the sole shareholder of the Bank. As discussed in the Footnote titled “Commitments and Contingent Liabilities,” as of January 1st of any year, the Bank may pay dividends in an amount equal to the Bank’s net income of the prior two years less any dividends paid for the same two years. At June 30, 2025, the Bank could pay an amount equal to $208 million in dividends to Bancorp without regulatory approval subject to ongoing capital requirements of the Bank.

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

Bancorp provides customers with off-balance sheet credit support through loan commitments and standby letters of credit. Unused loan commitments increased $92 million, or 4%, as of June 30, 2025 compared to December 31, 2024, largely as a result of an increase in future loan commitments.

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

The ACL for off balance sheet credit exposures, which is separate from the ACL for loans and recorded in other liabilities on the consolidated balance sheets, was $6.7 million as of June 30, 2025 and $6.8 million December 31, 2024, respectively. Negative provision (credit to expense) of $75,000 was recorded for off balance sheet credit exposures during the six month period ended June 30, 2025, as overall utilization improved and thus reduced the reserve necessary for line of credit availability.

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

Capital

At June 30, 2025, stockholders’ equity totaled $1.01 billion, representing an increase of $65 million, or 7%, compared to December 31, 2024, as net income of $67.3 million and an $15.8 million improvement in AOCI was offset by $18.3 million of dividends declared during the first six months of 2025. The improvement in AOCI was associated with changes in the interest rate environment and the corresponding impact on the valuation of the AFS debt securities portfolio and cash flow hedging derivatives. See the “Condensed Consolidated Statement of Changes in Stockholders’ Equity” for further detail of changes in equity.

Bancorp’s TCE ratio and tangible book value per share, both non-GAAP disclosures, experienced improvement between December 31, 2024 and June 30, 2025, which stemmed largely from recording net income of $67.3 million. TCE was 8.86% at June 30, 2025 compared to 8.44% at December 31, 2024, while tangible book value per share was $27.06 at June 30, 2025, compared to $24.82 at December 31, 2024. See the section titled “Non-GAAP Financial Measures” for reconcilement of non-GAAP to GAAP measures.

In July 2025, Bancorp’s Board of Directors adopted a share repurchase program authorizing the repurchase of up to 1 million shares, or approximately 4%, of Bancorp’s total common shares outstanding. This share repurchase program replaces the program that expired in May and will expires in two years unless otherwise extended or completed at an earlier date. The plan does not obligate Bancorp to repurchase any specific dollar amount or number of shares prior to the plan’s expiration. Bancorp has not repurchased shares under any share repurchase program since 2019.

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

Capital ratios as of June 30, 2025 increased compared December 31, 2024, as a result of strong operating results, which helped offset risk-weighted asset growth within the loan portfolio. Bancorp continues to exceed the regulatory requirements for all calculations. Bancorp and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB and the FDIC, in addition to the capital conservation buffer.

Banking regulators have categorized the Bank as well-capitalized. To meet the definition of well-capitalized for prompt corrective action requirements, a bank must have a minimum 6.5% Common Equity Tier 1 Risk-Based Capital ratio, 8.0% Tier 1 Risk-Based Capital ratio, 10.0% Total Risk-Based Capital ratio and 5.0% Tier 1 Leverage ratio.

Additionally, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, Bancorp and the Bank must hold a 2.5% capital conservation buffer composed of Common Equity Tier 1 Risk-Based Capital above the minimum risk-based capital requirements for the Common Equity Tier 1 Risk-Based Capital ratio, Tier 1 Risk-Based Capital ratio and Total Risk-Based Capital ratio necessary to be considered adequately-capitalized. At June 30, 2025, the adequately-capitalized minimums, including the capital conservation buffer, were a 7.0% Common Equity Tier 1 Risk-Based Capital ratio, 8.5% Tier 1 Risk-Based Capital ratio and 10.5% Total Risk-Based Capital ratio.

As previously noted, Bancorp is the 100% owner of three unconsolidated trust subsidiaries. The sole assets of the trust subsidiaries represent the proceeds of offerings loaned in exchange for subordinated debentures with similar terms to the TPS. The TPS are treated as part of Tier 1 Capital. The subordinated note and related interest expense are included in Bancorp’s consolidated financial statements. The subordinated notes are currently redeemable at Bancorp’s option on a quarterly basis. As of June 30, 2025 and December 31, 2024, subordinated notes totaled $27 million, respectively.

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

Non-GAAP Financial Measures

The following table provides a reconciliation of total stockholders’ equity in accordance with GAAP to tangible stockholders’ equity (TCE), a non-GAAP disclosure. Bancorp provides the TCE per share, a non-GAAP measure, in addition to those defined by banking regulators, based on its widespread use by investors as a means to evaluate capital adequacy:

(dollars in thousands, except per share data)	June 30, 2025	December 31, 2024
Total stockholders' equity - GAAP (a)	$1,005,704	$940,476
Less: Goodwill	(194,074)	(194,074)
Less: Core deposit and other intangibles	(13,989)	(15,818)
Tangible common equity - Non-GAAP (c)	$797,641	$730,584

Total assets - GAAP (b)	$9,208,986	$8,863,419
Less: Goodwill	(194,074)	(194,074)
Less: Core deposit and other intangibles	(13,989)	(15,818)
Tangible assets - Non-GAAP (d)	$9,000,923	$8,653,527

Total stockholders' equity to total assets - GAAP (a/b)	10.92%	10.61%
Tangible common equity to tangible assets - Non-GAAP (c/d)	8.86%	8.44%

Total shares outstanding (e)	29,473	29,431

Book value per share - GAAP (a/e)	$34.12	$31.96
Tangible common equity per share - Non-GAAP (c/e)	27.06	24.82

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

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Total non-interest expenses (a)	$52,700	$49,109	$103,727	$98,070

Total net interest income, FTE	$73,560	$62,113	$144,196	$122,279
Total non-interest income	24,348	23,655	47,344	46,926
Total revenue - Non-GAAP (b)	$97,908	$85,768	$191,540	$169,205
Less: Gain/loss on sale of premises and equipment	(74)	(20)	(74)	(20)
Total adjusted revenue - Non-GAAP (c)	$97,834	$85,748	$191,466	$169,185

Efficiency ratio - Non-GAAP (a/b)	53.83%	57.26%	54.15%	57.96%
Adjusted efficiency ratio - Non-GAAP (a/c)	53.87%	57.27%	54.18%	57.97%

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

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds.

The following table shows information relating to the repurchase of shares of common stock by Bancorp during the three months ended June 30, 2025.

	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Average price paid per share	Maximum number of shares that may yet be purchased under the plans or programs

April 1 - April 30	577	$61.16	—	$—
May 1- May 31	100	76.17	—	—
June 1 - June 30	4,014	76.23	—	—
Total	4,691	$74.38	—	$—	741,196

(1)	Shares repurchased during the three month period ended June 30, 2025 represent shares withheld to pay taxes due.

In July 2025, Bancorp’s Board of Directors adopted a share repurchase program authorizing the repurchase of up to 1 million shares, or approximately 4%, of Bancorp’s total common shares outstanding. This share repurchase program replaces the program that expired in May and will expires in two years unless otherwise extended or completed at an earlier date. The plan does not obligate Bancorp to repurchase any specific dollar amount or number of shares prior to the plan’s expiration. Bancorp has not repurchased shares under any share repurchase program since 2019.

There were no equity securities of the registrant sold without registration during the quarter covered by this report.

Item 5.          Other Information

(c) During the three months ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.          Exhibits.

The following exhibits are filed or furnished as a part of this report:

Exhibit Number	Description of exhibit
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

101	The following materials from Stock Yards Bancorp Inc.’s Form 10-Q Report for the quarterly period ended June 30, 2025 formatted in inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from Stock Yards Bancorp Inc.’s Form 10-Q Report for the quarterly period ended June 30, 2025 formatted in inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STOCK YARDS BANCORP, INC. (Registrant)

Date: August 5, 2025	By: /s/ James A. Hillebrand James A. Hillebrand Chairman and CEO (Principal Executive Officer)

Date: August 5, 2025	/s/ T. Clay Stinnett T. Clay Stinnett EVP, Treasurer and CFO (Principal Financial Officer)