Form 10-Q
period 2025-09-30
Stock Yards Bancorp, Inc.
filed 2025-11-05
CIK 835324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

or

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

The number of shares outstanding of the registrant’s Common Stock, no par value, as of October 31, 2025, was 29,473,458.

GLOSSARY OF ABBREVIATIONS AND ACRONYMS

The acronyms and abbreviations identified in alphabetical order below are used throughout this Report on Form 10-Q:

Acronym or Term	Definition	Acronym or Term	Definition	Acronym or Term	Definition
ACH	Automatic Clearing House	ESG	Environmental, Social and Governance	NIM	Net Interest Margin (FTE)
AFS	Available for Sale	ETR	Effective Tax Rate	NPV	Net Present Value
APIC	Additional paid-in capital	EVP	Executive Vice President	Net Interest Spread	Net Interest Spread (FTE)
ACL	Allowance for Credit Losses	FASB	Financial Accounting Standards Board	NM	Not Meaningful
AOCI	Accumulated Other Comprehensive Income	FDIC	Federal Deposit Insurance Corporation	OAEM	Other Assets Especially Mentioned
ASC	Accounting Standards Codification	FFP	Federal Funds Purchased	OREO	Other Real Estate Owned
ASU	Accounting Standards Update	FFS	Federal Funds Sold	PPP	SBA Paycheck Protection Program
ATM	Automated Teller Machine	FFTR	Federal Funds Target Rate	PV	Present Value
AUM	Assets Under Management	FHA	Federal Housing Authority	PCD	Purchased Credit Deteriorated
Bancorp / the Company	Stock Yards Bancorp, Inc.	FHC	Financial Holding Company	PD	Probability of Default
Bank / SYB	Stock Yards Bank & Trust Company	FHLB	Federal Home Loan Bank of Cincinnati	Prime	The Wall Street Journal Prime Interest Rate
BOLI	Bank Owned Life Insurance	FHLMC	Federal Home Loan Mortgage Corporation	Provision	Provision for Credit Losses
BP	Basis Point - 1/100th of one percent	FICA	Federal Insurance Contributions Act	PSU	Performance Stock Unit
C&D	Construction and Land Development	FNMA	Federal National Mortgage Association	ROA	Return on Average Assets
Captive	SYB Insurance Company, Inc.	FRB	Federal Reserve Bank	ROE	Return on Average Equity
C&I	Commercial and Industrial	FTE	Fully Tax Equivalent	RSA	Restricted Stock Award
CB	Commonwealth Bancshares, Inc. and Commonwealth Bank & Trust Company	GAAP	United States Generally Accepted Accounting Principles	RSU	Restricted Stock Unit
CD	Certificate of Deposit	GLB	Gramm-Leach-Bliley Act	SAR	Stock Appreciation Right
CDI	Core Deposit Intangible	GNMA	Government National Mortgage Association	SBA	Small Business Administration
CECL	Current Expected Credit Loss (ASC-326)	HELOC	Home Equity Line of Credit	SEC	Securities and Exchange Commission
CEO	Chief Executive Officer	HTM	Held to Maturity	SOFR	Secured Overnight Financing Right
CFO	Chief Financial Officer	ICS	Insured Cash Sweep	SSUAR	Securities Sold Under Agreements to Repurchase
CFPB	Consumer Financial Protection Bureau	ITM	Interactive Teller Machine	SVP	Senior Vice President
CLI	Customer List Intangible	KB	Kentucky Bancshares, Inc. and Kentucky Bank	TBA	To Be Annouced
CRA	Community Reinvestment Act	KSB	King Bancorp, Inc. and King Southern Bank	TBOC	The Bank Oldham County
CRE	Commercial Real Estate	LGD	Loss Given Default	TCE	Tangible Common Equity
DCF	Discounted Cash Flow	Loans	Loans and Leases	TPS	Trust Preferred Securities
DTA	Deferred Tax Asset	MBS	Mortgage Backed Securities	VA	U.S. Department of Veterans Affairs
DTL	Deferred Tax Liability	MSA	Metropolitan Statistical Area	WM&T	Wealth Management and Trust
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act	MSRs	Mortgage Servicing Rights	VA	U.S. Department of Veterans Affairs
EPS	Earnings Per Share	Nasdaq	The Nasdaq Stock Market, LLC

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2025 (unaudited) and December 31, 2024 (in thousands, except share data)

	September 30,	December 31,
	2025	2024
Assets
Cash and due from banks	$84,357	$78,925
Federal funds sold and interest bearing due from banks	671,932	212,095
Total cash and cash equivalents	756,289	291,020

Mortgage loans held for sale, at fair value	6,045	6,286
Available for sale debt securities (amortized cost of $825,358 in 2025 and $1,114,961 in 2024, respectively)	737,520	990,114
Held to maturity debt securities (fair value of $183,811 in 2025 and $341,357 in 2024, respectively)	203,119	370,171
Federal Home Loan Bank stock, at cost	20,717	21,603
Loans	6,929,456	6,520,402
Allowance for credit losses on loans	(92,160)	(86,943)
Net loans	6,837,296	6,433,459

Premises and equipment, net	116,214	112,736
Premises held for sale	1,684	2,321
Bank owned life insurance	91,252	89,370
Accrued interest receivable	28,512	27,697
Goodwill	194,074	194,074
Core deposit intangible	7,260	8,978
Customer list intangible	5,814	6,840
Other assets	301,580	308,750
Total assets	$9,307,376	$8,863,419

Liabilities
Deposits:
Non-interest bearing	$1,589,159	$1,456,138
Interest bearing	6,054,813	5,710,263
Total deposits	7,643,972	7,166,401

Securities sold under agreements to repurchase	73,149	162,967
Federal funds purchased	6,729	6,525
Subordinated debentures	26,806	26,806
Federal Home Loan Bank advances	300,000	300,000
Accrued interest payable	1,885	1,912
Other liabilities	213,691	258,332
Total liabilities	8,266,232	7,922,943

Commitments and contingent liabilities (Footnote 12)

Stockholders’ equity
Preferred stock, no par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value. Authorized 40,000,000 shares; issued and outstanding 29,474,000 and 29,431,000 shares in 2025 and 2024, respectively	59,083	58,939
Additional paid-in capital	401,671	395,081
Retained earnings	648,012	577,607
Accumulated other comprehensive loss	(67,622)	(91,151)
Total stockholders’ equity	1,041,144	940,476
Total liabilities and equity	$9,307,376	$8,863,419

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

For the three and nine months ended September 30, 2025 and 2024 (in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Interest income:
Loans, including fees	$107,207	$95,689	$309,816	$271,547
Federal funds sold and interest bearing due from banks	5,003	1,946	9,734	6,199
Mortgage loans held for sale	74	47	229	152
Federal Home Loan Bank stock	488	663	1,682	1,601
Investment securities:
Taxable	7,033	6,918	23,580	21,700
Tax-exempt	467	459	1,397	1,372
Total interest income	120,272	105,722	346,438	302,571
Interest expense:
Deposits	39,294	33,997	111,386	97,486
Securities sold under agreements to repurchase	588	937	2,027	2,639
Federal funds purchased and other short-term borrowings	72	120	214	395
Federal Home Loan Bank advances	2,870	5,209	10,519	13,469
Subordinated debentures	411	480	1,230	1,511
Total interest expense	43,235	40,743	125,376	115,500
Net interest income	77,037	64,979	221,062	187,071
Provision for credit losses	1,975	4,325	5,050	7,050
Net interest income after provision expense	75,062	60,654	216,012	180,021
Non-interest income:
Wealth management and trust services	10,704	10,931	31,834	32,497
Deposit service charges	2,281	2,314	6,429	6,630
Debit and credit card income	5,009	5,083	14,354	14,688
Treasury management fees	2,923	2,939	8,601	8,389
Mortgage banking income	1,252	1,112	3,263	3,077
Net investment product sales commissions and fees	1,112	915	3,102	2,580
Bank owned life insurance	631	634	1,882	1,817
Gain (loss) on sale of premises and equipment	-	(59)	74	(39)
Other	564	928	2,281	2,084
Total non-interest income	24,476	24,797	71,820	71,723
Non-interest expenses:
Compensation	28,836	25,534	82,047	74,389
Employee benefits	4,878	4,629	15,993	15,591
Net occupancy and equipment	4,086	3,775	12,234	11,264
Technology and communication	4,837	4,500	14,438	14,463
Debit and credit card processing	1,984	1,845	5,711	5,402
Marketing and business development	1,887	1,438	5,353	4,109
Postage, printing and supplies	910	901	2,816	2,740
Legal and professional	891	968	2,886	3,268
FDIC insurance	1,198	1,095	3,681	3,368
Capital and deposit based taxes	1,082	825	2,520	2,128
Intangible amortization	915	1,052	2,744	3,155
Other	2,327	1,890	7,135	6,645
Total non-interest expenses	53,831	48,452	157,558	146,522
Income before income tax expense	45,707	36,999	130,274	105,222
Income tax expense	9,466	7,639	26,738	22,377
Net income	$36,241	$29,360	$103,536	$82,845
Net income per share - basic	$1.23	$1.00	$3.53	$2.83
Net income per share - diluted	$1.23	$1.00	$3.51	$2.82
Weighted average outstanding shares
Basic	29,369	29,299	29,360	29,277
Diluted	29,526	29,445	29,511	29,396

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

For the three and nine months ended September 30, 2025 and 2024 (in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$36,241	$29,360	$103,536	$82,845
Other comprehensive income (loss):
Change in unrealized gain (loss) on AFS debt securities	10,466	32,948	37,009	26,200
Change in fair value of derivatives used in cash flow hedge	(273)	(6,757)	(5,779)	(2,929)
Total other comprehensive income (loss) before income tax effect	10,193	26,191	31,230	23,271
Income tax effect	2,504	6,484	7,701	5,746
Total other comprehensive income (loss) net of tax	7,689	19,707	23,529	17,525
Comprehensive income	$43,930	$49,067	$127,065	$100,370

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

For the three and nine months ended September 30, 2025 and 2024 (in thousands, except per share data)

					Accumulated
	Common stock		Additional		other	Total
	Shares		paid-in	Retained	comprehensive	stockholders'
	outstanding	Amount	capital	earnings	loss	equity

Balance, January 1, 2025	29,431	$58,939	$395,081	$577,607	$(91,151)	$940,476

Activity for three months ended March 31, 2025:
Net income	—	—	—	33,271	—	33,271
Other comprehensive income	—	—	—	—	11,311	11,311
Stock compensation expense	—	—	1,153	—	—	1,153
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations	40	133	2,881	(4,622)	—	(1,608)
Cash dividends declared, $0.31 per share	—	—	—	(9,130)	—	(9,130)
Shares cancelled	(2)	(6)	(111)	117	—	—
Balance, March 31, 2025	29,469	$59,066	$399,004	$597,243	$(79,840)	$975,473

Activity for three months ended June 30, 2025:
Net income	—	—	—	34,024	—	34,024
Other comprehensive income	—	—	—	—	4,529	4,529
Stock compensation expense	—	—	1,121	—	—	1,121
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations	5	17	373	(698)	—	(308)
Cash dividends declared, $0.31 per share	—	—	—	(9,135)	—	(9,135)
Shares cancelled	(1)	(2)	(39)	41	—	—
Balance, June 30, 2025	29,473	$59,081	$400,459	$621,475	$(75,311)	$1,005,704

Activity for three months ended September 30, 2025:
Net income	—	—	—	36,241	—	36,241
Other comprehensive income	—	—	—	—	7,689	7,689
Stock compensation expense	—	—	1,113	—	—	1,113
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations	3	9	220	(404)	—	(175)
Cash dividends declared, $0.32 per share	—	—	—	(9,428)	—	(9,428)
Shares cancelled	(2)	(7)	(121)	128	—	—
Balance, September 30, 2025	29,474	$59,083	$401,671	$648,012	$(67,622)	$1,041,144

(continued)

(continued)

					Accumulated
	Common stock		Additional		other	Total
	Shares		paid-in	Retained	comprehensive	stockholders'
	outstanding	Amount	capital	earnings	loss	equity

Balance, January 1, 2024	29,329	$58,602	$385,955	$506,344	$(92,798)	$858,103

Activity for three months ended March 31, 2024:
Net income	—	—	—	25,887	—	25,887
Other comprehensive loss	—	—	—	—	(2,256)	(2,256)
Stock compensation expense	—	—	942	—	—	942
Reclassification adjustment - ASU 2023-02	—	—	—	2,482	—	2,482
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations	65	212	2,825	(4,675)	—	(1,638)
Cash dividends declared, $0.30 per share	—	—	—	(8,809)	—	(8,809)
Shares cancelled	(1)	(2)	(37)	39	—	—
Balance, March 31, 2024	29,393	$58,812	$389,685	$521,268	$(95,054)	$874,711

Activity for three months ended June 30, 2024:
Net income	—	—	—	27,598	—	27,598
Other comprehensive income	—	—	—	—	74	74
Stock compensation expense	—	—	1,008	—	—	1,008
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations	1	3	38	(90)	—	(49)
Cash dividends declared, $0.30 per share	—	—	—	(8,807)	—	(8,807)
Shares cancelled	(6)	(18)	(277)	295	—	—
Balance, June 30, 2024	29,388	$58,797	$390,454	$540,264	$(94,980)	$894,535

Activity for three months ended September 30, 2024:
Net income	—	—	—	29,360	—	29,360
Other comprehensive income	—	—	—	—	19,707	19,707
Stock compensation expense	—	—	922	—	—	922
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations	27	91	1,624	(3,030)	—	(1,315)
Cash dividends declared, $0.31 per share	—	—	—	(9,115)	—	(9,115)
Shares cancelled	(1)	(2)	(35)	37	—	—
Balance, September 30, 2024	29,414	$58,886	$392,965	$557,516	$(75,273)	$934,094

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

For the nine months ended September 30, 2025 and 2024 (in thousands)

	2025	2024
Cash flows from operating activities:
Net income	$103,536	$82,845
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	5,050	7,050
Depreciation, amortization and accretion, net	3,935	10,410
Deferred income tax expense (benefit)	(2,226)	(2,222)
Gain on sale of mortgage loans held for sale	(2,374)	(1,868)
Origination of mortgage loans held for sale	(105,149)	(78,742)
Proceeds from sale of mortgage loans held for sale	107,764	81,844
Bank owned life insurance income	(1,882)	(1,817)
Gain on the sale of premises and equipment	(74)	39
Gain on other real estate owned	(31)	—
Stock compensation expense	3,387	2,872
Excess tax benefit from share-based compensation arrangements	(604)	(669)
Net change in accrued interest receivable and other assets	14,566	6,326
Net change in accrued interest payable and other liabilities	(11,964)	17,865
Net cash provided by operating activities	113,934	123,933
Cash flows from investing activities:
Proceeds from maturities and paydowns of available for sale debt securities	789,721	193,504
Purchases of available for sale debt securities	(495,032)	—
Proceeds from maturities and paydowns of held to maturity debt securities	167,049	65,195
Purchases of FHLB stock	(17,814)	(33,711)
Proceeds from redemption of FHLB stock	18,700	20,528
Net change in loans	(408,236)	(506,484)
Purchases of premises and equipment	(7,453)	(6,570)
Proceeds from sale or disposal of premises and equipment	710	223
Other investment activities	(54,585)	(10,547)
Proceeds from sales of other real estate owned	116	—
Net cash used in investing activities	(6,824)	(277,862)
Cash flows from financing activities:
Net change in deposits	477,571	55,325
Net change in securities sold under agreements to repurchase and federal funds purchased	(89,614)	(9,549)
Proceeds from FHLB advances	900,000	725,000
Repayments of FHLB advances	(900,000)	(600,000)
Repurchase of common stock	(2,089)	(3,002)
Cash dividends paid	(27,709)	(26,738)
Net cash provided by financing activities	358,159	141,036
Net change in cash and cash equivalents	465,269	(12,893)
Beginning cash and cash equivalents	291,020	265,959
Ending cash and cash equivalents	$756,289	$253,066

(continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (continued)

For the nine months ended September 30, 2025 and 2024 (in thousands)

Supplemental cash flow information:	2025	2024
Interest paid	$125,403	$115,558
Income taxes paid, net of refunds	15,995	13,143
Cash paid for operating lease liabilities	3,308	3,567

Supplemental non-cash activity:
Change in unfunded commitments in tax credit investments	$21,000	$9,250
Dividends payable to stockholders	241	232
Loans transferred to OREO	265	—

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

To prepare the condensed consolidated financial statements, management must make estimates and assumptions that may require difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates are susceptible to material changes as a result of changes in facts and circumstances. Actual results could differ significantly from those estimates, and the results of operations for the three and nine month periods ended September 30, 2025 do not necessarily indicate the results that Bancorp will achieve for the year ended December 31, 2025, or any other interim period.

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

Reclassifications – Certain amounts presented in prior periods have been reclassified to conform with the current period presentation. These reclassifications had no impact on previously reported prior periods’ net income or stockholder’s equity.

Adoption of New Accounting Guidance – Bancorp continually monitors potential accounting pronouncements and evaluates the impact that adoption of new guidance will have on the Company’s condensed consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments in this update address investor requests for more transparency about income tax information through improvements to income tax disclosures, primarily related to effective tax rate reconciliation and information related to income taxes paid, among certain other amendments to improve the effectiveness of such disclosures. The amendments of this ASU are effective for annual periods beginning after December 15, 2024 and are to be applied on a prospective basis. Bancorp adopted this ASU on January 1, 2025 and adoption affects financial statement disclosure only, which is not required until year-end 2025 and, as a result, will not impact our results of operations or financial condition.

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

AFS Debt Securities

The following table summarizes the amortized cost, unrealized gains and losses, and fair value of Bancorp’s AFS debt securities portfolio:

(in thousands)	Amortized	Unrealized
September 30, 2025	cost	Gains	Losses	Fair value

Government sponsored enterprise obligations	$77,669	$105	$(3,088)	$74,686
Mortgage backed securities	622,953	181	(74,850)	548,284
Obligations of states and political subdivisions	124,141	10	(10,154)	113,997
Other	595	-	(42)	553
Total available for sale debt securities	$825,358	$296	$(88,134)	$737,520

December 31, 2024

U.S. Treasury and other U.S. Government obligations	$198,182	$33	$-	$198,215
Government sponsored enterprise obligations	88,895	110	(4,847)	84,158
Mortgage backed securities	696,767	-	(105,790)	590,977
Obligations of states and political subdivisions	128,431	1	(14,198)	114,234
Other	2,686	-	(156)	2,530
Total available for sale debt securities	$1,114,961	$144	$(124,991)	$990,114

HTM Debt Securities

The following table summarizes the amortized cost, unrecognized gains and losses, and fair value of Bancorp’s HTM debt securities portfolio:

(in thousands)	Carrying	Unrecognized
September 30, 2025	value	Gains	Losses	Fair value

U.S. Treasury and other U.S. Government obligations	$1,990	$-	$(25)	$1,965
Government sponsored enterprise obligations	23,012	-	(1,285)	21,727
Mortgage backed securities	178,117	3	(18,001)	160,119
Total held to maturity debt securities	$203,119	$3	$(19,311)	$183,811

December 31, 2024
U.S. Treasury and other U.S. Government obligations	$153,850	$-	$(741)	$153,109
Government sponsored enterprise obligations	25,395	-	(2,034)	23,361
Mortgage backed securities	190,926	2	(26,041)	164,887
Total held to maturity debt securities	$370,171	$2	$(28,816)	$341,357

All investment securities classified as HTM by Bancorp as of September 30, 2025 are obligations of the U.S. Government and/or are issued by government-sponsored enterprises and have an explicit government guarantee or have a credit rating on par with the U.S. government and are generally considered risk-free. Therefore, no ACL has been recorded for Bancorp’s HTM securities as of September 30, 2025. Further, as of September 30, 2025, none of Bancorp’s HTM securities were in non-accrual or past due status.

Debt Securities by Contractual Maturity

A summary of AFS and HTM debt securities by contractual maturity as of September 30, 2025 follows:

	AFS Debt Securities		HTM Debt Securities
(in thousands)	Amortized cost	Fair value	Carrying value	Fair value

Due within one year	$50,527	$48,848	$24,501	$23,197
Due after one year but within five years	24,427	23,662	-	-
Due after five years but within 10 years	88,282	80,217	-	-
Due after 10 years	39,169	36,509	501	495
Mortgage backed securities	622,953	548,284	178,117	160,119
Total	$825,358	$737,520	$203,119	$183,811

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

Accrued interest on the investment securities portfolio (AFS and HTM) totaled $4 million and $5 million at September 30, 2025 and December 31, 2024, respectively. Accrued interest receivable on the investment securities portfolios is included in the condensed consolidated balance sheets.

Securities with a carrying value of $567 million and $852 million were pledged at September 30, 2025 and December 31, 2024, respectively, to secure accounts of commercial depositors in cash management accounts, public deposits and uninsured cash balances for certain WM&T accounts.

Based on an evaluation of available information including security type, counterparty credit quality, past events, current conditions, and reasonable and supportable forecasts that are relevant to collectability, Bancorp has concluded that it expects to receive all contractual cash flows from each security held in its AFS and HTM debt securities portfolio. As such, no allowance or impairment was recorded with respect to investment securities as of September 30, 2025 and December 31, 2024.

Unrealized and Unrecognized Loss Analysis on Debt Securities

Debt securities with unrealized and unrecognized losses at September 30, 2025 and December 31, 2024, aggregated by investment category and length of time securities have been in a continuous unrealized loss position follows:

	AFS Debt Securities
	Less than 12 months		12 months or more		Total
(in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2025	value	losses	value	losses	value	losses

Government sponsored enterprise obligations	$-	$-	$70,992	$(3,088)	$70,992	$(3,088)
Mortgage-backed securities	-	-	528,631	(74,850)	528,631	(74,850)
Obligations of states and political subdivisions	1,174	(1)	93,924	(10,153)	95,098	(10,154)
Other	-	-	553	(42)	553	(42)
Total AFS debt securities	$1,174	$(1)	$694,100	$(88,133)	$695,274	$(88,134)

December 31, 2024

Government sponsored enterprise obligations	$5,801	$(49)	$74,478	$(4,798)	$80,279	$(4,847)
Mortgage-backed securities	23,159	(579)	567,818	(105,211)	590,977	(105,790)
Obligations of states and political subdivisions	9,181	(164)	101,407	(14,034)	110,588	(14,198)
Other	-	-	2,530	(156)	2,530	(156)
Total AFS debt securities	$38,141	$(792)	$746,233	$(124,199)	$784,374	$(124,991)

	HTM Debt Securities
	Less than 12 months		12 months or more		Total
(in thousands)	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
September 30, 2025	value	losses	value	losses	value	losses

U.S. Treasury and other U.S. Government obligations	$-	$-	$1,965	$(25)	$1,965	$(25)
Government sponsored enterprise obligations	-	-	21,713	(1,285)	21,713	(1,285)
Mortgage-backed securities	-	-	159,701	(18,001)	159,701	(18,001)
Total HTM debt securities	$-	$-	$183,379	$(19,311)	$183,379	$(19,311)

December 31, 2024

U.S. Treasury and other U.S. Government obligations	$-	$-	$153,109	$(741)	$153,109	$(741)
Government sponsored enterprise obligations	396	(6)	22,965	(2,028)	23,361	(2,034)
Mortgage-backed securities	-	-	164,724	(26,041)	164,724	(26,041)
Total HTM debt securities	$396	$(6)	$340,798	$(28,810)	$341,194	$(28,816)

Applicable dates for determining when securities are in unrealized and unrecognized loss positions are September 30, 2025 and December 31, 2024. As such, it is possible that a security had a market value lower than its amortized cost on other days during the past 12 months, but is not in the “Less than 12 months” category of the preceding table.

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

In evaluating debt securities in unrealized and unrecognized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, Bancorp considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or government-sponsored enterprises, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition, among other factors. Unrealized and unrecognized losses on Bancorp’s investment securities portfolio have not been recognized as an expense because the securities are of high credit quality, and the decline in fair values is attributable to changes in the prevailing interest rate environment since the purchase date. Fair value is expected to recover as securities reach maturity and/or the interest rate environment returns to conditions similar to when these securities were purchased. These investments consisted of 417 and 488 separate investment positions as of September 30, 2025 and December 31, 2024, respectively. By dollar value, approximately 96% and 86% of the debt securities portfolio was in a loss position as of September 30, 2025 and December 31, 2024, respectively. There were no credit related factors underlying unrealized and unrecognized losses on debt securities at September 30, 2025 and December 31, 2024.

(3)	Loans and Allowance for Credit Losses on Loans

Composition of loans by class follows:

(in thousands)	September 30, 2025	December 31, 2024

Commercial real estate - non-owner occupied	$1,947,892	$1,835,935
Commercial real estate - owner occupied	1,091,134	1,002,853
Total commercial real estate	3,039,026	2,838,788

Commercial and industrial - term	865,759	884,399
Commercial and industrial - lines of credit	624,390	554,255
Total commercial and industrial	1,490,149	1,438,654

Residential real estate - owner occupied	873,540	805,080
Residential real estate - non-owner occupied	394,429	382,744
Total residential real estate	1,267,969	1,187,824

Construction and land development	675,052	623,005
Home equity lines of credit	271,017	247,433
Consumer	142,149	144,644
Leases	18,517	15,514
Credits cards	25,577	24,540
Total loans (1)	$6,929,456	$6,520,402

(1) Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs.

Accrued interest receivable on loans, which is excluded from the amortized cost of loans, totaled $24 million and $23 million at September 30, 2025 and December 31, 2024, respectively, and was included in the condensed consolidated balance sheets.

Loans with carrying amounts of $3.73 billion and $3.48 billion were pledged to secure FHLB borrowing capacity at September 30, 2025 and December 31, 2024, respectively.

Loans to directors and their related interests, including loans to companies for which directors are principal owners and executive officers, totaled $100 million and $97 million as of September 30, 2025 and December 31, 2024, respectively.

ACL for Loans

The tables below reflect activity in the ACL for loans:

(in thousands) Three Months Ended September 30, 2025	Beginning Balance	Provision for Credit Losses on Loans	Charge-offs	Recoveries	Ending Balance

Commercial real estate - non-owner occupied	$15,278	$(960)	$-	$-	$14,318
Commercial real estate - owner occupied	11,996	869	-	17	12,882
Total commercial real estate	27,274	(91)	-	17	27,200

Commercial and industrial - term	20,677	39	(68)	175	20,823
Commercial and industrial - lines of credit	7,941	605	-	-	8,546
Total commercial and industrial	28,618	644	(68)	175	29,369

Residential real estate - owner occupied	14,265	611	(85)	4	14,795
Residential real estate - non-owner occupied	4,587	(37)	-	2	4,552
Total residential real estate	18,852	574	(85)	6	19,347

Construction and land development	11,134	87	-	-	11,221
Home equity lines of credit	1,343	34	-	-	1,377
Consumer	2,877	178	(251)	106	2,910
Leases	390	46	-	-	436
Credit cards	234	78	(25)	13	300
Total	$90,722	$1,550	$(429)	$317	$92,160

(in thousands) Nine Months Ended September 30, 2025	Beginning Balance	Provision for Credit Losses on Loans	Charge-offs	Recoveries	Ending Balance

Commercial real estate - non-owner occupied	$13,935	$357	$-	$26	$14,318
Commercial real estate - owner occupied	10,192	2,711	(38)	17	12,882
Total commercial real estate	24,127	3,068	(38)	43	27,200

Commercial and industrial - term	21,284	(1,668)	(410)	1,617	20,823
Commercial and industrial - lines of credit	6,496	2,050	-	-	8,546
Total commercial and industrial	27,780	382	(410)	1,617	29,369

Residential real estate - owner occupied	14,468	401	(135)	61	14,795
Residential real estate - non-owner occupied	5,154	(601)	(3)	2	4,552
Total residential real estate	19,622	(200)	(138)	63	19,347

Construction and land development	10,981	240	-	-	11,221
Home equity lines of credit	1,277	110	(10)	-	1,377
Consumer	2,531	874	(831)	336	2,910
Leases	370	66	-	-	436
Credit cards	255	160	(169)	54	300
Total	$86,943	$4,700	$(1,596)	$2,113	$92,160

(in thousands) Three Months Ended September 30, 2024	Beginning Balance	Provision for Credit Losses on Loans	Charge-offs	Recoveries	Ending Balance

Commercial real estate - non-owner occupied	$13,032	$278	$-	$18	$13,328
Commercial real estate - owner occupied	9,719	(352)	-	-	9,367
Total commercial real estate	22,751	(74)	-	18	22,695

Commercial and industrial - term	21,629	201	(658)	67	21,239
Commercial and industrial - lines of credit	5,825	677	-	-	6,502
Total commercial and industrial	27,454	878	(658)	67	27,741

Residential real estate - owner occupied	13,325	1,011	(295)	4	14,045
Residential real estate - non-owner occupied	4,248	685	-	7	4,940
Total residential real estate	17,573	1,696	(295)	11	18,885

Construction and land development	10,029	1,622	-	-	11,651
Home equity lines of credit	1,147	87	(100)	-	1,134
Consumer	2,552	(6)	(193)	107	2,460
Leases	411	(9)	-	-	402
Credit cards	238	131	(99)	5	275
Total	$82,155	$4,325	$(1,345)	$208	$85,343

(in thousands) Nine Months Ended September 30, 2024	Beginning Balance	Provision for Credit Losses on Loans	Charge-offs	Recoveries	Ending Balance

Commercial real estate - non-owner occupied	$22,133	$(8,856)	$-	$51	$13,328
Commercial real estate - owner occupied	11,667	(2,349)	-	49	9,367
Total commercial real estate	33,800	(11,205)	-	100	22,695

Commercial and industrial - term	14,359	7,006	(748)	622	21,239
Commercial and industrial - lines of credit	6,495	(197)	-	204	6,502
Total commercial and industrial	20,854	6,809	(748)	826	27,741

Residential real estate - owner occupied	9,316	5,021	(316)	24	14,045
Residential real estate - non-owner occupied	4,282	651	-	7	4,940
Total residential real estate	13,598	5,672	(316)	31	18,885

Construction and land development	7,593	4,058	-	-	11,651
Home equity lines of credit	1,660	(428)	(100)	2	1,134
Consumer	1,407	1,294	(606)	365	2,460
Leases	220	182	-	-	402
Credit cards	242	193	(184)	24	275
Total	$79,374	$6,575	$(1,954)	$1,348	$85,343

The following tables present the amortized cost basis of non-performing loans and the amortized cost basis of loans on non-accrual status for which there was no related ACL losses:

	Non-accrual Loans		Past Due 90-Days-
(in thousands)	With No	Total	or-More and Still
September 30, 2025	Recorded ACL	Non-accrual	Accruing Interest

Commercial real estate - non-owner occupied	$—	$3,812	$—
Commercial real estate - owner occupied	434	3,017	—
Total commercial real estate	434	6,829	—

Commercial and industrial - term	302	1,130	9
Commercial and industrial - lines of credit	—	1,188	—
Total commercial and industrial	302	2,318	9

Residential real estate - owner occupied	194	6,052	—
Residential real estate - non-owner occupied	—	1,432	91
Total residential real estate	194	7,484	91

Construction and land development	1,361	1,361	—
Home equity lines of credit	—	—	—
Consumer	—	265	—
Leases	—	—	—
Credit cards	—	302	—
Total	$2,291	$18,559	$100

	Non-accrual Loans		Past Due 90-Days-
(in thousands)	With No	Total	or-More and Still
December 31, 2024	Recorded ACL	Non-accrual	Accruing Interest

Commercial real estate - non-owner occupied	$4,409	$5,221	$—
Commercial real estate - owner occupied	434	1,231	73
Total commercial real estate	4,843	6,452	73

Commercial and industrial - term	3,828	4,903	95
Commercial and industrial - lines of credit	—	—	19
Total commercial and industrial	3,828	4,903	114

Residential real estate - owner occupied	371	7,168	—
Residential real estate - non-owner occupied	—	2,451	39
Total residential real estate	371	9,619	39

Construction and land development	—	311	—
Home equity lines of credit	—	70	91
Consumer	—	372	—
Leases	—	—	—
Credit cards	—	—	170
Total	$9,042	$21,727	$487

For the three and nine month periods ended September 30, 2025 and 2024, the amount of accrued interest income previously recorded as revenue and subsequently reversed due to the change in accrual status was immaterial.

For the three and nine month periods ended September 30, 2025 and 2024, no interest income was recognized on loans on non-accrual status.

The following table presents the amortized cost basis and ACL allocated for collateral dependent loans, which are individually evaluated to determine expected credit losses:

(in thousands) September 30, 2025	Real Estate	Accounts Receivable / Equipment	Other	Total	ACL Allocation

Commercial real estate - non-owner occupied	$10,419	$-	$-	$10,419	$1,195
Commercial real estate - owner occupied	4,895	-	-	4,895	837
Total commercial real estate	15,314	-	-	15,314	2,032

Commercial and industrial - term	674	328	128	1,130	542
Commercial and industrial - lines of credit	1,205	288	-	1,493	1,265
Total commercial and industrial	1,879	616	128	2,623	1,807

Residential real estate - owner occupied	5,276	-	-	5,276	1,470
Residential real estate - non-owner occupied	1,889	-	-	1,889	690
Total residential real estate	7,165	-	-	7,165	2,160

Construction and land development	1,361	-	-	1,361	-
Home equity lines of credit	-	-	-	-	-
Consumer	-	-	260	260	27
Leases	-	-	-	-	-
Credit cards	-	-	-	-	-
Total collateral dependent loans	$25,719	$616	$388	$26,723	$6,026

(in thousands) December 31, 2024	Real Estate	Accounts Receivable / Equipment	Other	Total	ACL Allocation

Commercial real estate - non-owner occupied	$11,699	$-	$-	$11,699	$1,075
Commercial real estate - owner occupied	3,547	-	-	3,547	764
Total commercial real estate	15,246	-	-	15,246	1,839

Commercial and industrial - term	740	4,062	76	4,878	516
Commercial and industrial - lines of credit	349	200	-	549	139
Total commercial and industrial	1,089	4,262	76	5,427	655

Residential real estate - owner occupied	6,514	-	-	6,514	448
Residential real estate - non-owner occupied	2,974	-	-	2,974	852
Total residential real estate	9,488	-	-	9,488	1,300

Construction and land development	311	-	-	311	20
Home equity lines of credit	70	-	-	70	-
Consumer	-	-	356	356	34
Leases	-	-	-	-	-
Credit cards	-	-	-	-	-
Total collateral dependent loans	$26,204	$4,262	$432	$30,898	$3,848

The following tables present the aging of contractually past due loans by portfolio class:

(in thousands)		30-59 days	60-89 days	90 or more	Total Past	Total
September 30, 2025	Current	Past Due	Past Due	days Past Due	Due Loans	Loans

Commercial real estate - non-owner occupied	$1,943,830	$250	$255	$3,557	$4,062	$1,947,892
Commercial real estate - owner occupied	1,089,416	1,145	—	573	1,718	1,091,134
Total commercial real estate	3,033,246	1,395	255	4,130	5,780	3,039,026

Commercial and industrial - term	864,171	85	688	815	1,588	865,759
Commercial and industrial - lines of credit	622,688	1,414	—	288	1,702	624,390
Total commercial and industrial	1,486,859	1,499	688	1,103	3,290	1,490,149

Residential real estate - owner occupied	854,643	7,860	5,527	5,510	18,897	873,540
Residential real estate - non-owner occupied	393,432	88	—	909	997	394,429
Total residential real estate	1,248,075	7,948	5,527	6,419	19,894	1,267,969

Construction and land development	673,691	—	—	1,361	1,361	675,052
Home equity lines of credit	270,531	278	208	—	486	271,017
Consumer	141,094	461	396	198	1,055	142,149
Leases	18,517	—	—	—	—	18,517
Credit cards	25,023	203	49	302	554	25,577
Total	$6,897,036	$11,784	$7,123	$13,513	$32,420	$6,929,456

(in thousands)		30-59 days	60-89 days	90 or more	Total Past	Total
December 31, 2024	Current	Past Due	Past Due	days Past Due	Due Loans	Loans

Commercial real estate - non-owner occupied	$1,831,135	$168	$4,410	$222	$4,800	$1,835,935
Commercial real estate - owner occupied	1,001,351	648	715	139	1,502	1,002,853
Total commercial real estate	2,832,486	816	5,125	361	6,302	2,838,788

Commercial and industrial - term	879,597	103	2,740	1,959	4,802	884,399
Commercial and industrial - lines of credit	552,655	59	1,522	19	1,600	554,255
Total commercial and industrial	1,432,252	162	4,262	1,978	6,402	1,438,654

Residential real estate - owner occupied	789,286	7,737	3,176	4,881	15,794	805,080
Residential real estate - non-owner occupied	381,177	628	56	883	1,567	382,744
Total residential real estate	1,170,463	8,365	3,232	5,764	17,361	1,187,824

Construction and land development	622,614	391	—	—	391	623,005
Home equity lines of credit	246,700	424	194	115	733	247,433
Consumer	143,796	470	69	309	848	144,644
Leases	15,514	—	—	—	—	15,514
Credit cards	24,122	220	27	171	418	24,540
Total	$6,487,947	$10,848	$12,909	$8,698	$32,455	$6,520,402

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

As of September 30, 2025, the risk rating of loans based on year of origination was as follows:

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving loans amortized
September 30, 2025	2025	2024	2023	2022	2021	Prior	cost basis	Total

Commercial real estate - non-owner occupied:
Risk rating
Pass	$382,902	$330,748	$294,092	$356,275	$266,156	$236,158	$23,368	$1,889,699
OAEM	8,466	4,024	11,728	2,266	7,699	14,666	-	48,849
Substandard	138	1,098	1,217	-	2,768	213	98	5,532
Substandard non-performing	-	158	-	-	-	3,654	-	3,812
Doubtful	-	-	-	-	-	-	-	-
Total Commercial real estate non-owner occupied	$391,506	$336,028	$307,037	$358,541	$276,623	$254,691	$23,466	$1,947,892

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate - owner occupied:
Risk rating
Pass	$153,234	$126,759	$181,422	$174,378	$171,446	$233,948	$16,044	$1,057,231
OAEM	1,629	4,401	145	441	1,797	3,053	-	11,466
Substandard	1,975	4,985	5,546	3,271	3,439	204	-	19,420
Substandard non-performing	1,194	773	-	158	718	174	-	3,017
Doubtful	-	-	-	-	-	-	-	-
Total Commercial real estate owner occupied	$158,032	$136,918	$187,113	$178,248	$177,400	$237,379	$16,044	$1,091,134

Current period gross charge offs	$-	$-	$-	$(38)	$-	$-	$-	$(38)

Commercial and industrial - term:
Risk rating
Pass	$197,950	$223,596	$138,877	$157,425	$92,628	$42,246	$-	$852,722
OAEM	-	7,813	146	1,104	-	5	-	9,068
Substandard	-	-	108	1,189	1,491	51	-	2,839
Substandard non-performing	201	364	76	-	-	489	-	1,130
Doubtful	-	-	-	-	-	-	-	-
Total Commercial and industrial - term	$198,151	$231,773	$139,207	$159,718	$94,119	$42,791	$-	$865,759

Current period gross charge offs	$-	$(52)	$(298)	$(56)	$(4)	$-	$-	$(410)

Commercial and industrial - lines of credit
Risk rating
Pass	$62,380	$110,230	$6,929	$1,749	$2,030	$2,221	$402,899	$588,438
OAEM	-	2,314	-	-	-	-	9,866	12,180
Substandard	-	-	-	-	-	-	22,584	22,584
Substandard non-performing	900	-	-	-	-	-	288	1,188
Doubtful	-	-	-	-	-	-	-	-
Total Commercial and industrial - lines of credit	$63,280	$112,544	$6,929	$1,749	$2,030	$2,221	$435,637	$624,390

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

(continued)

(continued)
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving loans amortized
September 30, 2025	2025	2024	2023	2022	2021	Prior	cost basis	Total

Residential real estate - owner occupied
Risk rating
Pass	$136,881	$150,510	$140,792	$155,017	$145,603	$138,119	$-	$866,922
OAEM	152	-	-	-	79	-	-	231
Substandard	-	-	-	10	-	325	-	335
Substandard non-performing	441	994	2,442	1,688	-	487	-	6,052
Doubtful	-	-	-	-	-	-	-	-
Total Residential real estate - owner occupied	$137,474	$151,504	$143,234	$156,715	$145,682	$138,931	$-	$873,540

Current period gross charge offs	$-	$-	$(104)	$-	$(26)	$(5)	$-	$(135)

Residential real estate - non-owner occupied
Risk rating
Pass	$63,203	$69,593	$60,817	$65,578	$63,911	$69,099	$-	$392,201
OAEM	-	-	-	-	-	480	-	480
Substandard	-	-	208	-	-	108	-	316
Substandard non-performing	100	150	886	159	-	137	-	1,432
Doubtful	-	-	-	-	-	-	-	-
Total Residential real estate - non-owner occupied	$63,303	$69,743	$61,911	$65,737	$63,911	$69,824	$-	$394,429

Current period gross charge offs	$-	$-	$-	$-	$-	$(3)	$-	$(3)

Construction and land development
Risk rating
Pass	$159,937	$274,424	$203,597	$20,548	$3,148	$2,635	$9,402	$673,691
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	1,361	-	-	-	-	1,361
Doubtful	-	-	-	-	-	-	-	-
Total Construction and land development	$159,937	$274,424	$204,958	$20,548	$3,148	$2,635	$9,402	$675,052

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Home equity lines of credit
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$270,182	$270,182
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	835	835
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Home equity lines of credit	$-	$-	$-	$-	$-	$-	$271,017	$271,017

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$(10)	$(10)

Consumer
Risk rating
Pass	$20,378	$16,005	$12,660	$9,346	$4,159	$901	$78,435	$141,884
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	124	94	12	25	10	-	265
Doubtful	-	-	-	-	-	-	-	-
Total Consumer	$20,378	$16,129	$12,754	$9,358	$4,184	$911	$78,435	$142,149
Current period gross charge offs	$(650)	$(30)	$(97)	$(32)	$-	$(22)	$-	$(831)

(continued)

(continued)
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving loans amortized
September 30, 2025	2025	2024	2023	2022	2021	Prior	cost basis	Total

Leases
Risk rating
Pass	$7,259	$4,184	$4,212	$1,179	$994	$247	$-	$18,075
OAEM	-	-	-	-	-	-	-	-
Substandard	-	10	-	421	-	11	-	442
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Leases	$7,259	$4,194	$4,212	$1,600	$994	$258	$-	$18,517

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Credit cards
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$25,275	$25,275
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	302	302
Doubtful	-	-	-	-	-	-	-	-
Total Credit cards	$-	$-	$-	$-	$-	$-	$25,577	$25,577

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$(169)	$(169)

Total loans
Risk rating
Pass	$1,184,124	$1,306,049	$1,043,398	$941,495	$750,075	$725,574	$825,605	$6,776,320
OAEM	10,247	18,552	12,019	3,811	9,575	18,204	9,866	82,274
Substandard	2,113	6,093	7,079	4,891	7,698	912	23,517	52,303
Substandard non-performing	2,836	2,563	4,859	2,017	743	4,951	590	18,559
Doubtful	-	-	-	-	-	-	-	-
Total Loans	$1,199,320	$1,333,257	$1,067,355	$952,214	$768,091	$749,641	$859,578	$6,929,456

Current period gross charge offs	$(650)	$(82)	$(499)	$(126)	$(30)	$(30)	$(179)	$(1,596)

As of December 31, 2024, the risk rating of loans based on year of origination was as follows:

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving loans amortized
December 31, 2024	2024	2023	2022	2021	2020	Prior	cost basis	Total

Commercial real estate - non-owner occupied:
Risk rating
Pass	$416,310	$293,890	$402,081	$291,741	$199,039	$157,303	$28,584	$1,788,948
OAEM	10,480	1,533	-	10,709	1,664	13,191	-	37,577
Substandard	1,546	-	2,320	-	-	225	98	4,189
Substandard non-performing	269	-	-	-	-	4,952	-	5,221
Doubtful	-	-	-	-	-	-	-	-
Total Commercial real estate non-owner occupied	$428,605	$295,423	$404,401	$302,450	$200,703	$175,671	$28,682	$1,835,935

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate - owner occupied:
Risk rating
Pass	$133,404	$163,452	$172,933	$174,638	$156,955	$139,919	$22,012	$963,313
OAEM	6,292	273	1,145	1,856	715	3,385	-	13,666
Substandard	7,192	9,923	3,656	3,643	-	229	-	24,643
Substandard non-performing	434	-	-	731	66	-	-	1,231
Doubtful	-	-	-	-	-	-	-	-
Total Commercial real estate owner occupied	$147,322	$173,648	$177,734	$180,868	$157,736	$143,533	$22,012	$1,002,853

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial and industrial - term:
Risk rating
Pass	$312,854	$173,383	$198,754	$120,056	$34,013	$30,903	$-	$869,963
OAEM	2,679	1,813	833	104	28	-	-	5,457
Substandard	496	311	-	3,036	10	223	-	4,076
Substandard non-performing	3,822	349	343	-	302	87	-	4,903
Doubtful	-	-	-	-	-	-	-	-
Total Commercial and industrial - term	$319,851	$175,856	$199,930	$123,196	$34,353	$31,213	$-	$884,399

Current period gross charge offs	$(414)	$(250)	$(6)	$(78)	$-	$-	$-	$(748)

Commercial and industrial - lines of credit
Risk rating
Pass	$119,206	$11,181	$3,967	$2,553	$295	$2,654	$372,866	$512,722
OAEM	7,448	-	-	-	-	-	10,750	18,198
Substandard	-	-	-	-	-	-	23,335	23,335
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Commercial and industrial - lines of credit	$126,654	$11,181	$3,967	$2,553	$295	$2,654	$406,951	$554,255

Current period gross charge offs	$-	$-	$(555)	$-	$-	$-	$-	$(555)

(continued)

(continued)
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving loans amortized
December 31, 2024	2024	2023	2022	2021	2020	Prior	cost basis	Total

Residential real estate - owner occupied
Risk rating
Pass	$161,257	$154,799	$166,127	$159,449	$77,516	$78,169	$-	$797,317
OAEM	158	-	-	83	-	-	-	241
Substandard	-	-	12	-	-	342	-	354
Substandard non-performing	1,028	3,737	1,400	320	9	674	-	7,168
Doubtful	-	-	-	-	-	-	-	-
Total Residential real estate - owner occupied	$162,443	$158,536	$167,539	$159,852	$77,525	$79,185	$-	$805,080

Current period gross charge offs	$-	$(349)	$-	$-	$-	$(7)	$-	$(356)

Residential real estate - non-owner occupied
Risk rating
Pass	$80,717	$66,330	$72,580	$70,585	$41,874	$47,578	$-	$379,664
OAEM	-	-	-	-	-	514	-	514
Substandard	-	-	-	-	-	115	-	115
Substandard non-performing	739	1,332	214	17	-	149	-	2,451
Doubtful	-	-	-	-	-	-	-	-
Total Residential real estate - non-owner occupied	$81,456	$67,662	$72,794	$70,602	$41,874	$48,356	$-	$382,744

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Construction and land development
Risk rating
Pass	$237,785	$234,782	$115,429	$8,381	$1,273	$3,569	$15,420	$616,639
OAEM	3,680	1,376	-	-	-	-	-	5,056
Substandard	-	-	-	-	-	-	999	999
Substandard non-performing	311	-	-	-	-	-	-	311
Doubtful	-	-	-	-	-	-	-	-
Total Construction and land development	$241,776	$236,158	$115,429	$8,381	$1,273	$3,569	$16,419	$623,005

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Home equity lines of credit
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$246,336	$246,336
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	1,027	1,027
Substandard non-performing	-	-	-	-	-	-	70	70
Doubtful	-	-	-	-	-	-	-	-
Total Home equity lines of credit	$-	$-	$-	$-	$-	$-	$247,433	$247,433

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$(107)	$(107)

Consumer
Risk rating
Pass	$22,895	$18,200	$12,822	$6,294	$1,095	$1,023	$81,943	$144,272
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	135	113	66	13	17	28	-	372
Doubtful	-	-	-	-	-	-	-	-
Total Consumer	$23,030	$18,313	$12,888	$6,307	$1,112	$1,051	$81,943	$144,644
Current period gross charge offs	$(640)	$(19)	$(12)	$(41)	$(9)	$(45)	$(19)	$(785)

(continued)

(continued)
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving loans amortized
December 31, 2024	2024	2023	2022	2021	2020	Prior	cost basis	Total

Leases
Risk rating
Pass	$4,935	$5,439	$1,864	$1,462	$597	$3	$-	$14,300
OAEM	-	-	-	-	-	-	-	-
Substandard	31	-	586	536	61	-	-	1,214
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Leases	$4,966	$5,439	$2,450	$1,998	$658	$3	$-	$15,514

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Credit cards
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$24,540	$24,540
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Credit cards	$-	$-	$-	$-	$-	$-	$24,540	$24,540

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$(225)	$(225)

Total loans
Risk rating
Pass	$1,489,363	$1,121,456	$1,146,557	$835,159	$512,657	$461,121	$791,701	$6,358,014
OAEM	30,737	4,995	1,978	12,752	2,407	17,090	10,750	80,709
Substandard	9,265	10,234	6,574	7,215	71	1,134	25,459	59,952
Substandard non-performing	6,738	5,531	2,023	1,081	394	5,890	70	21,727
Doubtful	-	-	-	-	-	-	-	-
Total Loans	$1,536,103	$1,142,216	$1,157,132	$856,207	$515,529	$485,235	$827,980	$6,520,402

Current period gross charge offs	$(1,054)	$(618)	$(573)	$(119)	$(9)	$(52)	$(351)	$(2,776)

For certain loan classes, such as credit cards, credit quality is evaluated based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in credit cards based on payment activity:

	September 30,	December 31,
(in thousands)	2025	2024

Credit cards
Performing	$25,275	$24,370
Non-performing	302	170
Total credit cards	$25,577	$24,540

Bancorp had $923,000 and $569,000, respectively, in residential real estate loans for which formal foreclosure proceedings were in process at September 30, 2025 and December 31, 2024.

Modifications to Borrowers Experiencing Financial Difficulty

During the three and nine month periods ended September 30, 2025 and 2024, there were no modifications made to loans for borrowers experiencing financial difficulty and there were no payment defaults of existing modified loans within 12 months following modification. Default is determined at 90 days or more past due, charge off, or foreclosure.

(4)	Goodwill

As of September 30, 2025 and December 31, 2024, goodwill totaled $194 million, of which $172 million was attributed to the commercial banking segment and $22 million is attributed to WM&T.

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

At September 30, 2025, Bancorp performed its annual qualitative assessment to determine if it was more-likely-than-not that the fair value of the reporting units exceeded their carrying value, including goodwill. The qualitative assessment indicated that it was not more-likely-than-not that the carrying value of the reporting units exceeded their fair value.

(5)	Core Deposit and Customer List Intangible Assets

Bancorp recorded initial CDI assets of $13 million, $4 million, $2 million and $3 million in association with the acquisitions of CB in 2022, KB in 2021, KSB in 2019 and TBOC in 2013, respectively.

Changes in the net carrying amount of CDIs follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Balance at beginning of period	$7,833	$10,601	$8,978	$11,944
Amortization	(573)	(672)	(1,718)	(2,015)
Balance at end of period	$7,260	$9,929	$7,260	$9,929

As a result of the CB acquisition, Bancorp also recorded initial intangible assets totaling $14 million associated with the customer list of the acquired WM&T business. Similar to CDI assets, this intangible asset also amortizes over its estimated useful life.

Changes in the net carrying amount of the CLI follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Balance at beginning of period	$6,156	$7,600	$6,840	$8,360
Amortization	(342)	(380)	(1,026)	(1,140)
Balance at end of period	$5,814	$7,220	$5,814	$7,220

Future CDI and CLI amortization expense is estimated as follows:

(in thousands)	CDI	CLI
Remainder of 2025	$573	$342
2026	1,979	1,216
2027	1,668	1,064
2028	1,311	912
2029	888	760
Thereafter	841	1,520
Total future expense	$7,260	$5,814

(6)	Other Assets

A summary of the major components of other assets follows:

	September 30,	December 31,
(in thousands)	2025	2024

Cash surrender value of life insurance other than BOLI	$21,906	$19,895
Net deferred tax asset	46,164	51,646
Investments in tax credit partnerships	193,793	185,424
Derivative assets	619	12,437
Prepaid assets	6,530	6,369
WM&T fees receivable	5,163	4,523
Mortgage servicing rights	10,447	11,333
Other real estate owned	190	10
Other	16,768	17,113
Total other assets	$301,580	$308,750

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

For additional information related to MSRs, see the footnote titled “Mortgage Banking Activities.”

(7)	Income Taxes

Components of income tax expense from operations follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Current income tax expense:
Federal	$8,738	$7,835	$23,776	$20,047
State	2,024	1,696	5,188	4,552
Total current income tax expense	10,762	9,531	28,964	24,599

Deferred income tax benefit:
Federal	(1,078)	(1,560)	(1,870)	(1,830)
State	(218)	(332)	(356)	(392)
Total deferred income tax benefit	(1,296)	(1,892)	(2,226)	(2,222)
Change in valuation allowance	-	-	-	-
Total income tax expense	$9,466	$7,639	$26,738	$22,377

An analysis of the difference between the statutory and ETRs from operations follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
U.S. federal statutory income tax rate	21.00%	21.00%	21.00%	21.00%
State income taxes, net of federal benefit	3.12	2.91	2.93	3.12
Excess tax benefit from stock-based compensation arrangements	(0.09)	(1.38)	(0.32)	(0.36)
Change in cash surrender value of life insurance	(0.64)	(0.79)	(0.59)	(0.73)
Tax Credits	(2.37)	(0.52)	(2.54)	(0.90)
Tax exempt interest income	(0.30)	(0.42)	(0.32)	(0.45)
Other, net	(0.01)	(0.15)	0.36	(0.41)
Effective tax rate	20.71%	20.65%	20.52%	21.27%

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

GAAP provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns. If recognized, tax benefits would reduce tax expense and accordingly, increase net income. The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current year tax positions, expiration of open income tax returns due to statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examination, litigation and legislative activity and addition or elimination of uncertain tax positions. As of September 30, 2025 and December 31, 2024, the gross amount of unrecognized tax benefits was immaterial to Bancorp’s consolidated financial statements. Federal income tax returns are subject to examination for the years after 2020 and state income tax returns are subject to examination for the years after 2019.

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

Bancorp’s investments in tax credit partnerships, including the related unfunded contributions, totaled $194 million and $185 million as of September 30, 2025 and December 31, 2024, respectively, and are included in other assets on the condensed consolidated balance sheets.

As of September 30, 2025, Bancorp’s expected payments for unfunded contributions related to investments in tax credit partnerships, which are accrued and included in other liabilities on the condensed consolidated balance sheets, were as follows:

(dollars in thousands)	September 30, 2025
Remainder of 2025	$24,095
2026	53,724
2027	24,627
2028	3,173
2029	1,479
Thereafter	7,387
Total unfunded contributions	$114,485

The following table presents tax credits and other tax benefits recognized in addition to amortization expense related to Bancorp’s investment in tax credit partnerships for the three and nine month periods ended September 30, 2025 and 2024:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Proportional amortization method:
Tax credits and other tax benefits recognized	$5,751	$2,448	$17,160	$9,570
Amortization expense in provision for income taxes	4,402	1,927	13,295	7,753

There were no impairment losses related to Bancorp’s investments in tax credit partnerships during the three and nine month periods ended September 30, 2025 and 2024.

(8)	Deposits

The composition of deposits follows:

(in thousands)	September 30, 2025	December 31, 2024

Non-interest bearing demand deposits	$1,589,159	$1,456,138
Interest bearing deposits:
Interest bearing demand	2,573,204	2,649,142
Savings	420,614	419,355
Money market	1,341,727	1,403,978

Time deposits of $250 thousand or more	569,260	365,024
Other time deposits	1,150,008	872,764
Total time deposits	1,719,268	1,237,788

Total interest bearing deposits	6,054,813	5,710,263
Total deposits	$7,643,972	$7,166,401

(9)	Securities Sold Under Agreements to Repurchase

SSUAR represent a funding source of Bancorp and are primarily used by commercial customers in conjunction with collateralized corporate cash management accounts. Such repurchase agreements are considered financing agreements and mature within one business day from the transaction date. At September 30, 2025 and December 31, 2024, all of these financing arrangements had overnight maturities and were secured by government sponsored enterprise obligations and government enterprise mortgage-backed securities that were owned and controlled by Bancorp.

Information concerning SSUAR follows:

(dollars in thousands)	September 30, 2025	December 31, 2024
Outstanding balance at end of period	$73,149	$162,967
Weighted average interest rate at end of period	1.89%	2.10%

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2025	2024	2025	2024

Average outstanding balance during the period	$104,640	$156,865	$130,507	$156,392
Average interest rate during the period	2.23%	2.38%	2.08%	2.25%
Maximum outstanding at any month end during the period	$113,304	$175,211	$151,483	$179,428

(10)	Subordinated Debentures

As a result of its acquisition of Commonwealth Bancshares, Inc. on March 7, 2022, Bancorp became the 100% successor owner of the following unconsolidated trust subsidiaries: Commonwealth Statutory Trust III, Commonwealth Statutory Trust IV and Commonwealth Statutory Trust V. The sole assets of the trust subsidiaries represent the proceeds of offerings loaned in exchange for subordinated debentures with similar terms to the TPS. The TPS are treated as part of Tier I Capital. The subordinated notes and related interest expense are included in Bancorp’s consolidated financial statements. The subordinated notes are currently redeemable at Bancorp’s option on a quarterly basis. Bancorp chose not to redeem the subordinated notes on October 1, 2025 and carried the notes at the costs noted below at September 30, 2025:

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

FHLB advances outstanding at September 30, 2025 consist of a rolling $300 million three-month advance that matures in August 2025, which Bancorp utilizes in conjunction with interest rate swaps in an effort to hedge cash flows. FHLB advances outstanding at December 31, 2024 consisted of a rolling $300 million three-month advance that matured in February 2025, which was also utilized in conjunction with the previously mentioned interest rate swaps.

For the nine month period ended September 30, 2025, gross proceeds and repayments related to FHLB advances totaled $1.43 billion and $1.43 billion, respectively. Net proceeds and repayments related to FHLB advances (excluding those with maturities of 90 days or less) totaled $900 million and $900 million for the three months ended September 30, 2025. For the nine month period ended September 30, 2024, gross proceeds and repayments totaled $2.50 billion and $2.38 billion, respectively. Net proceeds and repayments (excluding those with maturities of 90 days or less) for the nine month period ended September 30, 2024 totaled $725 million and $600 million.

Information regarding FHLB advances follows. The average interest rate information provided includes the benefit associated with the related interest rate swaps:

(dollars in thousands)	September 30, 2025	December 31, 2024
Outstanding balance at end of period	$300,000	$300,000
Weighted average interest rate at end of period	3.71%	3.77%

FHLB advances are collateralized by certain CRE and residential real estate mortgage loans under blanket mortgage collateral pledge agreements. Bancorp views these advances as an effective lower-costing funding option compared to other alternatives, such as brokered deposits, to fund loan growth. At September 30, 2025 and December 31, 2024, the amount of available credit from the FHLB totaled $1.44 billion and $1.25 billion, respectively.

Bancorp also had unsecured available FFP lines with correspondent banks totaling $80 million at both September 30, 2025 and December 31, 2024, respectively. There were no outstanding balances associated with these lines as of both September 30, 2025 and December 31, 2024.

(12)	Commitments and Contingent Liabilities

As of September 30, 2025 and December 31, 2024, Bancorp had various commitments outstanding that arose in the normal course of business which are properly not reflected in the condensed consolidated financial statements. Total off-balance sheet commitments to extend credit follows:

(in thousands)	September 30, 2025	December 31, 2024
Commercial and industrial	$819,731	$876,503
Construction and development	647,539	566,045
Home equity lines of credit	427,799	403,461
Credit cards	93,895	92,060
Overdrafts	55,170	58,078
Standby letters of credit	28,073	30,472
Other	86,685	86,010
Future loan commitments	250,219	325,613
Total off balance sheet commitments to extend credit	$2,409,111	$2,438,242

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

The ACL for off balance sheet credit exposures, which is separate from the ACL for loans and recorded in other liabilities on the consolidated balance sheets, was $7.1 million and $6.8 million as of September 30, 2025 and December 31, 2024, respectively. Provision for off balance sheet exposures of $425,000 and $350,000 was recorded for the three and nine month periods ended September 30, 2025.

While no provision for credit loss expense for off balance sheet credit exposures was recorded for the three month period ended September 30, 2024, expense of $475,000 was recorded for the nine month period ended September 30, 2024.

Standby letters of credit are conditional commitments issued by Bancorp to guarantee the performance of a customer to a first party beneficiary. Those guarantees are primarily issued to support commercial transactions. Standby letters of credit generally have maturities of one to two years.

Certain commercial customers require confirmation of Bancorp’s letters of credit by other banks since Bancorp does not have a rating by a national rating agency. Terms of the agreements range from one month to a year with certain agreements requiring between one and six months’ notice to cancel. If an event of default on all contracts had occurred at September 30, 2025, Bancorp would have been required to make payments of approximately $4 million, or the maximum amount payable under those contracts. No payments have ever been required because of default on these contracts. These agreements are normally secured by collateral acceptable to Bancorp, which limits credit risk associated with the agreements.

Bancorp periodically invests in certain partnerships that generate federal income tax credits, which result in contribution commitments. Such commitments are recorded in other liabilities on the consolidated balance sheets. While contributions are made periodically over the life of the respective investments, which can be up to 10 years depending on the type of investment, the majority of contributions associated with a respective investment are made within the first few years after entering the partnership. Bancorp invested in several larger tax credit partnerships in recent years, which have served as an economical means of fulfilling CRA goals. As of September 30, 2025, tax credit contribution commitments of $114 million were recorded in other liabilities on the consolidated balance sheets.

As of September 30, 2025, in the normal course of business, there were pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate result of these legal actions and proceedings will not have a material adverse effect on the consolidated financial position or results of operations of Bancorp.

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

Carrying values of assets measured at fair value on a recurring basis follows:

	Fair Value Measurements Using:			Total
September 30, 2025 (in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Available for sale debt securities:
Government sponsored enterprise obligations	$—	$74,686	$—	$74,686
Mortgage backed securities - government agencies	—	548,284	—	548,284
Obligations of states and political subdivisions	—	113,997	—	113,997
Other	—	553	—	553

Total available for sale debt securities	$—	737,520	—	737,520

Mortgage loans held for sale	—	6,045	—	6,045
Rate lock loan commitments	—	479	—	479
Mandatory forward contracts	—	13	—	13
Interest rate swap assets	—	619	—	619
Total assets	$—	$744,676	$—	$744,676

Liabilities:
Interest rate swap liabilities	$—	$2,551	$—	$2,551

	Fair Value Measurements Using:			Total
December 31, 2024 (in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Available for sale debt securities:
U.S. Treasury and other U.S. Government obligations	$198,215	$—	$—	$198,215
Government sponsored enterprise obligations	—	84,158	—	84,158
Mortgage backed securities - government agencies	—	590,977	—	590,977
Obligations of states and political subdivisions	—	114,234	—	114,234
Other	—	2,530	—	2,530

Total available for sale debt securities	198,215	791,899	—	990,114

Mortgage loans held for sale	—	6,286	—	6,286
Rate lock loan commitments	—	255	—	255
Mandatory forward contracts	—	56	—	56
Interest rate swap assets	—	12,437	—	12,437
Total assets	$198,215	$810,933	$—	$1,009,148

Liabilities:
Interest rate swap liabilities	$—	$8,589	$—	$8,589

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

Carrying values of assets measured at fair value on a non-recurring basis follows:

					Losses recorded
					Three months	Nine months
	Fair Value Measurements Using:			Total	ended	ended
September 30, 2025 (in thousands)	Level 1	Level 2	Level 3	Fair Value	September 30, 2025	September 30, 2025

Collateral dependent loans	$—	$—	$11,225	$11,225	$24	$24
Other real estate owned	—	—	190	190	—	—

Losses recorded
					Three months	Nine months
	Fair Value Measurements Using:			Total	ended	ended
December 31, 2024 (in thousands)	Level 1	Level 2	Level 3	Fair Value	September 30, 2024	September 30, 2024

Collateral dependent loans	$—	$—	$12,227	$12,227	$245	$245

There were no liabilities measured at fair value on a non-recurring basis at September 30, 2025 and December 31, 2024.

For Level 3 assets measured at fair value on a non-recurring basis, the significant unobservable inputs used in the fair value measurements are presented below.

	September 30, 2025
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average

Collateral dependent loans	$11,225	Appraisal	Appraisal discounts	27.7%
Other real estate owned	190	Appraisal	Appraisal discounts	15.4

	December 31, 2024
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average

Collateral dependend loans	$12,227	Appraisal	Appraisal discounts	15.7%

(14)	Disclosure of Financial Instruments Not Reported at Fair Value

GAAP requires disclosure of the fair value of financial assets and liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis. The estimated fair values of Bancorp’s financial instruments not measured at fair value on a recurring or non-recurring basis follows:

	Carrying		Fair Value Measurements Using:
September 30, 2025 (in thousands)	amount	Fair value	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$756,289	$756,289	$756,289	$—	$—
HTM debt securities	203,119	183,811	1,965	181,846	—
Federal Home Loan Bank stock	20,717	20,717	—	20,717	—
Loans, net	6,837,296	6,721,200	—	—	6,721,200
Accrued interest receivable	28,512	28,512	28,512	—	—

Liabilities
Non-interest bearing deposits	$1,589,159	$1,589,159	$1,589,159	$—	$—
Transaction deposits	4,335,544	4,335,544	—	4,335,544	—
Time deposits	1,719,269	1,723,362	—	1,723,362	—
Securities sold under agreement to repurchase	73,149	73,149	—	73,149	—
Federal funds purchased	6,729	6,729	—	6,729	—
Subordinated debentures	26,806	26,528	—	26,528	—
FHLB advances	300,000	296,892	—	296,892	—
Accrued interest payable	1,885	1,885	1,885	—	—

	Carrying		Fair Value Measurements Using:
December 31, 2024 (in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$291,020	$291,020	$291,020	$—	$—
HTM debt securities	370,171	341,357	153,108	188,249	—
Federal Home Loan Bank stock	21,603	21,603	—	21,603	—
Loans, net	6,433,459	6,256,752	—	—	6,256,752
Accrued interest receivable	27,697	27,697	27,697	—	—

Liabilities
Non-interest bearing deposits	$1,456,138	$1,456,138	$1,456,138	$—	$—
Transaction deposits	4,472,475	4,472,475	—	4,472,475	—
Time deposits	1,237,788	1,236,463	—	1,236,463	—
Securities sold under agreement to repurchase	162,967	162,967	—	162,967	—
Federal funds purchased	6,525	6,525	—	6,525	—
Subordinated debentures	26,806	26,346	—	26,346	—
FHLB advances	300,000	294,848	—	294,848	—
Accrued interest payable	1,912	1,912	1,912	—	—

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

Activity for mortgage loans held for sale, at fair value, was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Balance, beginning of period:	$5,014	$6,438	$6,286	$6,056
Origination of mortgage loans held for sale	37,086	27,278	105,149	78,742
Proceeds from the sale of mortgage loans held for sale	(37,052)	(29,737)	(107,764)	(81,844)
Net gain realized on sale of mortgage loans held for sale	997	843	2,374	1,868
Balance, end of period	$6,045	$4,822	$6,045	$4,822

The following table represents the components of Mortgage banking income:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024

Net gain realized on sale of mortgage loans held for sale	$997	$843	$2,374	$1,868
Net change in fair value recognized on loans held for sale	26	30	2	61
Net change in fair value recognized on rate lock loan commitments	18	37	239	185
Net change in fair value recognized on forward contracts	(129)	(218)	(360)	(109)
Net gain recognized	912	692	2,255	2,005

Net loan servicing income	807	827	2,411	2,605
Amortization of mortgage servicing rights	(581)	(536)	(1,714)	(1,856)
Change in mortgage servicing rights valuation allowance	-	-	-	-
Net servicing income recognized	226	291	697	749

Other mortgage banking income	114	129	311	323
Total mortgage banking income	$1,252	$1,112	$3,263	$3,077

Activity for capitalized mortgage servicing rights was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Balance, beginning of period	$10,706	$12,197	$11,333	$13,082
Additions for mortgage loans sold	322	247	828	682
Amortization	(581)	(536)	(1,714)	(1,856)
Impairment	—	—	—	—
Balance, end of period	$10,447	$11,908	$10,447	$11,908

The estimated fair value of MSRs at September 30, 2025 and December 31, 2024 was $23 million and $25 million, respectively. There was no valuation allowance recorded for MSRs as of September 30, 2025 and December 31, 2024, as fair value exceeded carrying value. The fair value of MSRs at September 30, 2025 was determined using discount rates ranging from 9.5% to 12.5%, prepayment speeds ranging from 6.4% to 11.3%, depending on the characteristics of the specific rights (rate, maturity, etc.), and a weighted average default rate of 0.5%. The fair value of MSRs at December 31, 2024 was determined using discount rates ranging from 10.0% to 13.0%, prepayment speeds ranging from 5.3% to 10.5%, depending on the characteristics of the specific rights, and a weighted average default rate of 0.6%.

Total outstanding principal balances of loans serviced for others were $1.75 billion and $1.82 billion at September 30, 2025 and December 31, 2024, respectively.

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

The following table includes the notional amounts and fair values of mortgage loans held for sale and mortgage banking derivatives:

	September 30, 2025		December 31, 2024
(in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in Mortgage loans held for sale:
Mortgage loans held for sale, at fair value	$5,798	$6,045	$6,199	$6,286

Included in other assets:
Rate lock loan commitments	$12,838	$479	$7,138	$225
Mandatory forward contracts	15,500	13	9,000	56

(16)	Accumulated Other Comprehensive Income (Loss)

The following table illustrates activity within the balances of AOCI, net of tax, by component:

	Net unrealized	Net unrealized	Minimum
	gains (losses)	gains (losses)	pension
	on available for	on cash	liability
(in thousands)	sale debt securities	flow hedges	adjustment	Total
Three months ended September 30, 2025
Balance, beginning of period	$(74,168)	$(1,260)	$117	$(75,311)
Net current period other comprehensive income (loss)	7,896	(207)	-	7,689
Balance, end of period	$(66,272)	$(1,467)	$117	$(67,622)

Three months ended September 30, 2024
Balance, beginning of period	$(97,760)	$2,721	$59	$(94,980)
Net current period other comprehensive income (loss)	24,827	(5,120)	-	19,707
Balance, end of period	$(72,933)	$(2,399)	$59	$(75,273)

	Net unrealized	Net unrealized	Minimum
	gains (losses)	gains (losses)	pension
	on available for	on cash	liability
(in thousands)	sale debt securities	flow hedges	adjustment	Total
Nine months ended September 30, 2025
Balance, beginning of period	$(94,190)	$2,922	$117	$(91,151)
Net current period other comprehensive income (loss)	27,918	(4,389)	-	23,529
Balance, end of period	$(66,272)	$(1,467)	$117	$(67,622)

Nine months ended September 30, 2024
Balance, beginning of period	$(92,678)	$(179)	$59	$(92,798)
Net current period other comprehensive income (loss)	19,745	(2,220)	-	17,525
Balance, end of period	$(72,933)	$(2,399)	$59	$(75,273)

(17)	Preferred Stock

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

The following table reflects net income (numerator) and average shares outstanding (denominator) for basic and diluted net income per share computations:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share data)	2025	2024	2025	2024
Net income	$36,241	$29,360	$103,536	$82,845

Weighted average shares outstanding - basic	29,369	29,299	29,360	29,277
Dilutive securities	157	146	151	119
Weighted average shares outstanding- diluted	29,526	29,445	29,511	29,396

Net income per share - basic	$1.23	$1.00	$3.53	$2.83
Net income per share - diluted	1.23	1.00	3.51	2.82

Certain SARs that were excluded from the EPS calculation because their impact was antidilutive were as follows:

	Three months ended		Nine months ended
(shares in thousands)	September 30,		September 30,
	2025	2024	2025	2024
Antidilutive SARs	26	105	22	118

(19)	Stock-Based Compensation

The fair value of all stock-based awards granted, net of estimated forfeitures, is recognized as compensation expense over the respective service period.

At Bancorp's 2015 Annual Meeting of Shareholders, shareholders approved the 2015 Omnibus Equity Compensation Plan and authorized the shares available from the expiring 2005 plan for future awards under the 2015 plan. In 2018, shareholders approved an additional 500,000 shares for issuance under the plan. Shareholders approved an additional 1 million shares for issuance under the plan in 2024. As of September 30, 2025, there were 955,000 shares available for future awards. The 2005 Stock Incentive Plan expired in April 2015 and SARs granted under this plan expire in 2025. The 2015 Stock Incentive Plan has no defined expiration date.

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

Bancorp utilized cash of $344,000 and $203,000 during the first nine months of 2025 and 2024, respectively, for the purchase of shares upon the vesting of RSUs.

Bancorp has recognized stock-based compensation expense for SARs, RSAs and PSUs within compensation expense and RSUs for directors within other non-interest expense, as follows:

	Three months ended September 30, 2025
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$113	$494	$122	$384	$1,113
Deferred tax benefit	(24)	(104)	(26)	(80)	(234)
Total net expense	$89	$390	$96	$304	$879

	Three months ended September 30, 2024
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$72	$420	$125	$305	$922
Deferred tax benefit	(15)	(88)	(27)	(64)	(194)
Total net expense	$57	$332	$98	$241	$728

	Nine months ended September 30, 2025
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$329	$1,432	$388	$1,238	$3,387
Deferred tax benefit	(69)	(301)	(82)	(260)	(712)
Total net expense	$260	$1,131	$306	$978	$2,675

	Nine months ended September 30, 2024
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$212	$1,258	$374	$1,028	$2,872
Deferred tax benefit	(45)	(264)	(79)	(216)	(604)
Total net expense	$167	$994	$295	$812	$2,268

Detail of unrecognized stock-based compensation expense follows:

	Stock
(in thousands)	Appreciation	Restricted	Restricted	Performance
Year ended	Rights	Stock Awards	Stock Units	Stock Units	Total

Remainder of 2025	$113	$486	$122	$302	$1,023
2026	406	1,683	1	1,209	3,299
2027	336	1,385	—	1,209	2,930
2028	246	992	—	—	1,238
2029	131	619	—	—	750
2030	13	69	—	—	82
Total estimated future expense	$1,245	$5,234	$123	$2,720	$9,322

The following table summarizes SARs activity and related information:

								Weighted
					Weighted		Weighted	average
					average	Aggregate	average	remaining
		Exercise			exercise	intrinsic	fair	contractual
(in thousands, except per share and life data)	SARs	price			price	value(1)	value	life (in years)

Outstanding, January 1, 2024	440	$19.44	-	$74.92	$38.11	$6,297	$6.86	4.7
Granted	42	47.95	-	54.92	49.20	—	13.75
Exercised	(142)	22.96	-	40.00	28.74	5,617	4.51
Forfeited	—		—		—	—	—
Outstanding, December 31, 2024	340	$25.76	-	$74.92	$43.41	$9,774	$8.69	5.3

Outstanding, January 1, 2025	340	$25.76	-	$74.92	$43.41	$9,774	$8.69	5.3
Granted	25	75.21	-	75.21	72.21	—	23.75
Exercised	(28)	25.76	-	40.00	29.67	1,332	4.32
Forfeited	—		—		—	—	—
Outstanding, September 30, 2025	337	$25.76	-	$75.21	$46.92	$7,923	$10.18	5.2

Vested and exercisable	245	$25.76	-	$60.76	$42.28	$6,799	$7.77	4.2
Unvested	92	47.17	-	75.21	59.26	1,124	16.58	3.4
Outstanding, September 30, 2025	337	$25.76	-	$75.21	$46.92	$7,923	$10.18	5.2

Vested in the current year	33	$36.65	-	$60.76	$49.24	$689	$11.24

(1) – Aggregate intrinsic value for SARs is defined as the amount by which the current market price of the underlying stock exceeds the exercise or grant price.

The following table summarizes activity for RSAs granted:

		Grant date
		weighted
(in thousands, except per share data)	RSAs	average cost

Unvested at January 1, 2024	98	$54.23
Shares awarded	46	52.06
Restrictions lapsed and shares released	(33)	49.49
Shares cancelled	(9)	53.10
Unvested at December 31, 2024	102	$54.92

Unvested at January 1, 2025	102	$54.92
Shares awarded	39	76.21
Restrictions lapsed and shares released	(32)	51.92
Shares cancelled	(5)	62.13
Unvested at September 30, 2025	104	$62.36

Shares expected to be awarded for PSUs granted to executive officers of Bancorp, the three-year performance period for which began January 1 of the award year, are as follows:

	Vesting		Shares
Grant	period	Fair	expected to
year	in years	value	be awarded
2023	3	54.33	18,762
2024	3	41.84	49,957
2025	3	67.61	53,254

(20)	Derivative Financial Instruments

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

Bancorp had outstanding undesignated interest rate swap contracts as follows:

	Receiving		Paying
	September 30,	December 31,	September 30,	December 31,
(dollars in thousands)	2025	2024	2025	2024

Notional amount	$319,655	$244,247	$319,655	$244,247
Weighted average maturity (years)	4.2	5.0	4.2	5.0
Fair value	$619	$8,589	$619	$8,589

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

Interest rate swaps involve exchange of Bancorp’s floating rate interest payments for fixed rate swap payments on underlying principal amounts. These swaps were designated and qualified, for cash-flow hedge accounting. For derivative instruments that are designated and qualify as cash flow hedging instruments, the effective portion of gains or losses is reported as a component of AOCI and is subsequently reclassified into earnings as an adjustment to interest expense in periods for which the hedged transaction impacts earnings.

The following table details Bancorp’s derivative positions designated as a cash flow hedges, and the related fair values:

				Fair value
(dollars in thousands)			Pay fixed	September 30,
Notional Amount	Maturity Date	Receive (variable) index	swap rate	2025
$100,000	2/6/2028	USD SOFR	3.27%	$239
50,000	8/6/2026	USD SOFR	4.38%	(314)
50,000	8/6/2028	USD SOFR	3.97%	(910)
100,000	8/6/2029	USD SOFR	3.58%	(946)
$300,000				$(1,931)

(21)	Regulatory Matters

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

Additionally, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, Bancorp and the Bank must hold a 2.5% capital conservation buffer composed of Common Equity Tier 1 Risk-Based Capital above the minimum risk-based capital requirements for the Common Equity Tier 1 Risk-Based Capital ratio, Tier 1 Risk-Based Capital ratio and Total Risk-Based Capital ratio necessary to be considered adequately-capitalized. At September 30, 2025, the adequately-capitalized minimums, including the capital conservation buffer, were a 7.0% Common Equity Tier 1 Risk-Based Capital ratio, 8.5% Tier 1 Risk-Based Capital ratio and 10.5% Total Risk-Based Capital ratio. As all of Bancorp’s capital ratios were above the adequately-capitalized minimums, including the buffer, the Company was not subject to any such restrictions.

As a result of the CB acquisition, Bancorp became the 100% successor owner of the following unconsolidated trust subsidiaries: Commonwealth Statutory Trust III, Commonwealth Statutory Trust IV and Commonwealth Statutory Trust V. The sole assets of the trust subsidiaries represent the proceeds of offerings loaned in exchange for subordinated debentures with similar terms to the TPS. The TPS are treated as part of Tier 1 Capital. The subordinated note and related interest expense are included in Bancorp’s consolidated financial statements. The subordinated notes are currently redeemable at Bancorp’s option on a quarterly basis. As of September 30, 2025 and December 31, 2024, subordinated notes totaled $27 million.

Bancorp continues to exceed the regulatory requirements for all calculations. Bancorp and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB and the FDIC, in addition to the capital conservation buffer.

The following table sets forth consolidated Bancorp’s and the Bank’s risk based capital amounts and ratios:

(dollars in thousands)	Actual		Minimum for adequately capitalized		Minimum for well capitalized
September 30, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$1,028,017	13.17%	$624,415	8.00%	NA	NA
Bank	1,001,121	12.83	624,072	8.00	$780,090	10.00%

Common equity tier 1 risk-based capital (1)
Consolidated	904,431	11.59	351,234	4.50	NA	NA
Bank	903,588	11.58	351,040	4.50	507,058	6.50

Tier 1 risk-based capital (1)
Consolidated	930,431	11.92	468,311	6.00	NA	NA
Bank	903,588	11.58	468,054	6.00	624,072	8.00

Leverage
Consolidated	930,431	10.24	363,491	4.00	NA	NA
Bank	903,588	9.95	363,226	4.00	454,032	5.00

(dollars in thousands)	Actual		Minimum for adequately capitalized		Minimum for well capitalized
December 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$943,723	12.73%	$593,201	8.00%	NA	NA
Bank	918,210	12.39	593,002	8.00	$741,252	10.00%

Common equity tier 1 risk-based capital (1)
Consolidated	828,386	11.17	333,676	4.50	NA	NA
Bank	828,873	11.18	333,564	4.50	481,814	6.50

Tier 1 risk-based capital (1)
Consolidated	854,386	11.52	444,901	6.00	NA	NA
Bank	828,873	11.18	444,751	6.00	593,002	8.00

Leverage
Consolidated	854,386	9.94	343,886	4.00	NA	NA
Bank	828,873	9.65	343,624	4.00	429,530	5.00

(1)    Ratio is computed in relation to risk-weighted assets.

NA – Regulatory framework does not define “well-capitalized” for holding companies.

(22)	Segments

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

The majority of the net assets of Bancorp are associated with in the Commercial Banking segment. As of September 30, 2025, goodwill totaling $194 million was recorded on Bancorp’s consolidated balance sheets, of which $172 million is attributed to the commercial banking segment and $22 million is attributed to WM&T. The portion of total goodwill attributed to WM&T relates entirely to the CB acquisition, which generated $67 million in total goodwill, $8.5 million of which was subsequently written off as a result of Bancorp selling its interest in LFA effective December 31, 2022. With the exception of goodwill attributed to WM&T through the CB acquisition, assets assigned to WM&T consist primarily of a CLI asset associated with the WM&T business added through the CB acquisition, net premises and equipment and a receivable related to fees earned that have not been collected.

WM&T AUM, which are a primary driver of WM&T revenue, are not included on the consolidated balance sheets of Bancorp. WM&T AUM totaled $7.48 billion and $7.07 billion as of September 30, 2025 and December 31, 2024, respectively.

Financial results by operating segment, including significant expense categories provided to the chief operating decision maker, are detailed below:

	Three months ended September 30, 2025			Three months ended September 30, 2024
	Commercial			Commercial
(in thousands)	Banking	WM&T	Total	Banking	WM&T	Total
Net interest income	$76,759	$278	$77,037	$64,711	$268	$64,979
Provision for credit losses	1,975	—	1,975	4,325	—	4,325
Net interest income after provision expense	74,784	278	75,062	60,386	268	60,654
Non-interest income:
Wealth management and trust services	—	10,704	10,704	—	10,931	10,931
All other non-interest income	13,772	—	13,772	13,866	—	13,866
Total non-interest income	13,772	10,704	24,476	13,866	10,931	24,797
Non-interest expenses:
Compensation and employee benefits	28,840	4,874	33,714	25,949	4,214	30,163
Net occupancy and equipment	3,841	245	4,086	3,723	52	3,775
Technology and communication	4,414	423	4,837	4,126	374	4,500
Intangible amortization	573	342	915	672	380	1,052
Other direct and indirect/allocated expenses	9,746	533	10,279	8,526	436	8,962
Total non-interest expenses	47,414	6,417	53,831	42,996	5,456	48,452
Income before income tax expense	41,142	4,565	45,707	31,256	5,743	36,999
Income tax expense	8,475	991	9,466	6,393	1,246	7,639
Net income	$32,667	$3,574	$36,241	$24,863	$4,497	$29,360

Total assets	$9,273,951	$33,425	$9,307,376	$8,403,147	$34,133	$8,437,280

	Nine months ended September 30, 2025			Nine months ended September 30, 2024
	Commercial			Commercial
(in thousands)	Banking	WM&T	Total	Banking	WM&T	Total
Net interest income	$220,216	$846	$221,062	$186,295	$776	$187,071
Provision for credit losses	5,050	—	5,050	7,050	—	7,050
Net interest income after provision expense	215,166	846	216,012	179,245	776	180,021
Non-interest income:
Wealth management and trust services	—	31,834	31,834	—	32,497	32,497
All other non-interest income	39,986	—	39,986	39,226	—	39,226
Total non-interest income	39,986	31,834	71,820	39,226	32,497	71,723
Non-interest expenses:
Compensation and employee benefits	83,302	14,738	98,040	77,364	12,616	89,980
Net occupancy and equipment	11,498	736	12,234	10,717	547	11,264
Technology and communication	12,566	1,872	14,438	12,585	1,878	14,463
Intangible amortization	1,718	1,026	2,744	2,015	1,140	3,155
Other direct and indirect/allocated expenses	28,545	1,557	30,102	25,923	1,737	27,660
Total non-interest expenses	137,629	19,929	157,558	128,604	17,918	146,522
Income before income tax expense	117,523	12,751	130,274	89,867	15,355	105,222
Income tax expense	23,971	2,767	26,738	19,045	3,332	22,377
Net income	$93,552	$9,984	$103,536	$70,822	$12,023	$82,845

Total assets	$9,273,951	$33,425	$9,307,376	$8,403,147	$34,133	$8,437,280

(23)	Revenue from Contracts with Customers

All of Bancorp’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The table below presents Bancorp’s sources of non-interest income with items outside the scope of ASC 606 noted as such:

	Three months ended September 30, 2025			Three months ended September 30, 2024
(in thousands)	Commercial Banking	WM&T	Total	Commercial Banking	WM&T	Total
Wealth management and trust services	$—	$10,704	$10,704	$—	$10,931	$10,931
Deposit service charges	2,281	—	2,281	2,314	—	2,314
Debit and credit card income	5,009	—	5,009	5,083	—	5,083
Treasury management fees	2,923	—	2,923	2,939	—	2,939
Mortgage banking income (1)	1,252	—	1,252	1,112	—	1,112
Net investment product sales commissions and fees	1,112	—	1,112	915	—	915
Bank owned life insurance (1)	631	—	631	634	—	634
Gain on sale of premises and equipment (1)	-	—	-	(59)	—	(59)
Other (2)	564	—	564	928	—	928
Total non-interest income	$13,772	$10,704	$24,476	$13,866	$10,931	$24,797

	Nine months ended September 30, 2025			Nine months ended September 30, 2024
(Dollars in thousands)	Commercial Banking	WM&T	Total	Commercial Banking	WM&T	Total
Wealth management and trust services	$—	$31,834	$31,834	$—	$32,497	$32,497
Deposit service charges	6,429	—	6,429	6,630	—	6,630
Debit and credit card income	14,354	—	14,354	14,688	—	14,688
Treasury management fees	8,601	—	8,601	8,389	—	8,389
Mortgage banking income (1)	3,263	—	3,263	3,077	—	3,077
Net investment product sales commissions and fees	3,102	—	3,102	2,580	—	2,580
Bank owned life insurance (1)	1,882	—	1,882	1,817	—	1,817
Gain on sale of premises and equipment (1)	74	—	74	(39)	—	(39)
Other(2)	2,281	—	2,281	2,084	—	2,084
Total non-interest income	$39,986	$31,834	$71,820	$39,226	$32,497	$71,723

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

WM&T provides customers fiduciary and investment management services as agreed upon in asset management contracts. The contracts require WM&T to provide a series of distinct services for which fees are earned over time. The contracts are cancellable upon demand with fees typically based upon the asset value of investments. Revenue is accrued and recognized monthly based upon month-end asset values and collected from the customer predominately in the following month except for a small percentage of fees collected quarterly. Incentive compensation related to WM&T activities is considered a cost of obtaining the contract. Contracts between WM&T and customers do not permit performance-based fees and accordingly, none of the fee income earned by WM&T is performance-based. Trust fees receivable were $5.2 million and $4.5 million at September 30, 2025 and December 31, 2024, respectively.

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

Net investment products sales commissions and fees represent the Bank’s share of transaction fees and wrap fees resulting from investment services and programs provided through an agent relationship with a third party broker-dealer. Transaction fees are assessed at the time of the transaction. Those fees are collected and recognized on a monthly basis. Trailing fees are based upon market values and are assessed, collected and recognized on a quarterly basis. Because the Bank acts as an agent in arranging the relationship between the customer and third party provider, and does not control the services rendered, investment product sales commissions and fees are reported net of related costs, including nominal incentive compensation, and trading activity charges of $874,000 and $707,000 for the nine month periods ended September 30, 2025 and 2024.

Bancorp did not establish any contract assets or liabilities as a result of adopting ASC 606, nor were any recognized during the three and nine month periods ended September 30, 2025.

(24)	Leases

Bancorp has operating leases for various locations with terms ranging from approximately nine months to 21 years, several of which include options to extend the leases in five-year increments. Options reasonably expected to be exercised are included in determination of the right-of-use asset. Bancorp elected to use a practical expedient to expense short-term lease obligations associated with leases with original terms of 12 months or less. Bancorp elected not to separate non-lease components from lease components for its operating leases. The right-of-use lease asset and operating lease liability are recorded in premises and equipment and other liabilities on the consolidated balance sheet.

Balance sheet, income statement and cash flow detail regarding operating leases follows:

(dollars in thousands)	September 30, 2025	December 31, 2024
Balance Sheet
Operating lease right-of-use asset	$30,844	$29,695
Operating lease liability	32,478	31,194

Weighted average remaining lease term (years)	10.4	10.8
Weighted average discount rate	3.68%	3.69%

Maturities of lease liabilities:
One year or less	$994	$3,955
Year two	4,057	3,869
Year three	3,999	3,881
Year four	4,045	3,924
Year five	3,971	3,794
Greater than five years	22,492	19,120
Total lease payments	$39,558	$38,543
Less imputed interest	7,080	7,349
Total	$32,478	$31,194

	Three months ended	Three months ended
(in thousands)	September 30, 2025	September 30, 2024
Income Statement
Components of lease expense:
Operating lease cost	$1,047	$1,057
Variable lease cost	91	88
Less sublease income	19	26
Total lease cost	$1,119	$1,119

	Nine months ended	Nine months ended
(in thousands)	September 30, 2025	September 30, 2024
Income Statement
Components of lease expense:
Operating lease cost	$3,142	$3,215
Variable lease cost	280	257
Less sublease income	70	77
Total lease cost	$3,352	$3,395

	Nine months ended	Nine months ended
(in thousands)	September 30, 2025	September 30, 2024
Cash flow Statement
Supplemental cash flow information:
Operating cash flows from operating leases	$3,308	$3,567

As of September 30, 2025, Bancorp had entered into one lease agreement that had yet to commence.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview – Operating Results (FTE)

The following table presents an overview of Bancorp’s financial performance for the three months ended September 30, 2025 and 2024:

(dollars in thousands, except per share data)			Variance
Three months ended September 30,	2025	2024	$/bp	%

Net income	$36,241	$29,360	$6,881	23%
Diluted earnings per share	$1.23	$1.00	$0.23	23%
ROA	1.56%	1.39%	17 bps	12%
ROE	14.16%	12.83%	133 bps	10%

Additional discussion follows under the section titled “Results of Operations.”

General highlights for the three months ended September 30, 2025 compared to September 30, 2024:

●

Net income totaled $36.2 million for the three months ended September 30, 2025, resulting in diluted EPS of $1.23, compared to net income of $29.4 million for the three months ended September 30, 2024, which resulted in diluted EPS of $1.00.

●

Total loans increased $651 million, or 10%, compared to September 30, 2024, attributed largely to growth in the CRE segment, with the residential real estate, C&I lines of credit and C&D segments also experiencing solid growth. Average loans increased $699 million, or 11%, for the three months ended September 30, 2025 compared to the same period of the prior year.

●

Bancorp’s ACL on loans increased $6.8 million, or 8%, compared to September 30, 2024. The increase over the past 12 months was attributed to significant loan growth, changes within the FRB’s national unemployment forecast and increased specific reserves, which were only partially offset by annual CECL model updates.

o	Provision for credit losses on loans totaled $1.6 million for the three months ended September 30, 2025, compared to $4.3 million for the three months ended September 30, 2024.
●	Deposit balances increased $918 million, or 14%, compared to September 30, 2024, driven most notably by growth in time deposits tied to the success of competitive CD offerings.
●	Net interest income (FTE) totaled $77.1 million for the three months ended September 30, 2025, representing an increase of $12.1 million, or 19%, compared to the three months ended September 30, 2024.
○

Interest income experienced a $14.5 million, or 14%, increase over this period as a result of significant average earning asset growth, far surpassing the $2.5 million, or 6%, increase in interest expense driven entirely by interest-bearing deposit growth.

○

However, despite higher interest expense, the overall cost of interest-bearing liabilities declined 18 bps for the three months ended September 30, 2025 compared to the same period of the prior year. The lower cost was driven by both rate reductions enacted by the FRB over the last 12 months as well as interest-bearing deposit growth that eliminated the need for more expensive overnight borrowings through the FHLB.

○

NIM increased 23 bps to 3.56% for the three months ended September 30, 2025, compared to the same period of the prior year, driven by improved earning asset yields and decline in the cost of total interest bearing liabilities.

●

Non-interest income decreased $321,000, or 1%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, attributed largely to declines in WM&T revenue and other income.

●

Non-interest expenses increased $5.4 million, or 11%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, driven mainly by higher compensation expenses associated with increased bonus accrual levels in addition to broad expense increases attributed to the Company’s growth over the past 12 months.

●

Bancorp’s efficiency ratio (FTE) for the three months ended September 30, 2025 was 52.99% compared to 53.92% for the three months ended September 30, 2024. This improvement is attributed to strong net interest income growth, which outpaced growth in non-interest expenses.

●

As of September 30, 2025, Bancorp continued to be “well-capitalized,” the highest regulatory capital rating for financial institutions, with capital ratios experiencing growth compared to both December 31, 2024 and September 30, 2025. Total stockholders’ equity to total assets was 11.19% as of September 30, 2025, compared to 10.61% and 11.07% at December 31, 2024 and September 30, 2024, respectively. Tangible common equity to tangible assets was 9.16% at September 30, 2025, compared to 8.44% and 8.79% at December 31, 2024 and September 30, 2024, respectively.

The following table presents an overview of Bancorp’s financial performance for the nine months ended September 30, 2025 and 2024:

(dollars in thousands, except per share data)			Variance
Nine months ended September 30,	2025	2024	$/bp	%

Net income	$103,536	$82,845	$20,691	25%
Diluted earnings per share	$3.51	$2.82	$0.69	24%
ROA	1.53%	1.34%	19 bps	14%
ROE	14.17%	12.53%	164 bps	13%

Additional discussion follows under the section titled “Results of Operations.”

General highlights for the nine months ended September 30, 2025 compared to September 30, 2024:

●

Net income totaled $103.5 million for the nine months ended September 30, 2025, resulting in diluted EPS of $3.51, compared to net income of $82.8 million for the nine months ended September 30, 2024, which resulted in diluted EPS of $2.82.

●

Total loans increased $651 million, or 10%, compared to September 30, 2024, attributed largely to growth in the CRE segment, with the residential real estate, C&I lines of credit and C&D segments also experiencing solid growth. Average loans increased $754 million, or 13%, for the nine months ended September 30, 2025 compared to the same period of the prior year.

●

Bancorp’s ACL on loans increased $6.8 million, or 8%, compared to September 30, 2024. The increase over the past 12 months was attributed to significant loan growth, changes within the FRB’s national unemployment forecast and increased specific reserves, which were only partially offset by annual CECL model updates.

○	Provision for credit losses on loans totaled $4.7 million for the nine months ended September 30, 2025, compared to $6.6 million for the nine months ended September 30, 2024.
●	Deposit balances increased $918 million, or 14%, compared to September 30, 2024, most notably by growth in time deposits tied to the success of competitive CD offerings.
●	Net interest income (FTE) totaled $221.3 million for the nine months ended September 30, 2025, representing an increase of $34.0 million, or 18%, compared to the nine months ended September 30, 2024.
○

Interest income experienced a $43.8 million, or 14%, increase as a result of significant average earning asset growth, far surpassing the $9.9 million, or 9%, increase in interest expense driven by growth in interest-bearing liabilities. Interest income for the nine months ended September 30, 2025 also benefitted from the payoff of two non-accrual relationships, including interest income, during the year.

○

However, despite higher interest expense, the overall cost of interest-bearing liabilities declined 10 bps for the nine months ended September 30, 2025 compared to the same period of the prior year. The lower cost was driven by both rate reductions enacted by the FRB over the last 12 months as well as interest-bearing deposit growth that eliminated the need for more expensive overnight borrowings through the FHLB.

○

NIM increased 26 bps to 3.52% for the nine months ended September 30, 2025, compared to the same period of the prior year, driven by improved earning asset yields and a decline in the cost of interest-bearing liabilities.

●

Non-interest income increased $97,000, or less than 1%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, as fluctuations within non-interest revenue streams were largely offsetting.

●

Non-interest expenses increased $11.0 million, or 8%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, driven mainly by higher compensation expenses associated with increased bonus accrual levels in addition to broad expense increases attributed to the Company’s growth over the past 12 months.

●

Bancorp’s efficiency ratio (FTE) for the nine months ended September 30, 2025 was 53.75% compared to 56.56% for the nine months ended September 30, 2024. This improvement is attributed to strong net interest income growth, which outpaced growth in non-interest expenses.

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

Comparative information regarding net interest income follows:

(dollars in thousands)			Variance
As of and for the three months ended September 30,	2025	2024	$/bp	%

Net interest income	$77,037	$64,979	$12,058	19%
Net interest income (FTE)*	77,119	65,064	12,055	19%
Net interest spread (FTE)*	2.90%	2.57%	33 bps	13%
Net interest margin (FTE)*	3.56%	3.33%	23 bps	7%
Average interest earning assets	$8,586,419	$7,783,997	$802,422	10%
Average interest bearing liabilities	6,439,410	5,701,063	738,347	13%
Five year Treasury note rate at period end	3.74%	3.58%	16 bps	4%
Average five year Treasury note rate	3.80%	3.80%	(0) bps	0%
Prime rate at period end	7.25%	8.00%	(75) bps	-9%
Average Prime rate	7.46%	8.44%	(98) bps	-12%
One month term SOFR at period end	4.13%	4.85%	(72) bps	-15%
Average one month term SOFR	4.29%	5.22%	(93) bps	-18%

*See table titled, "Average Balance Sheets and Interest Rates (FTE)" for detail of Net interest income (FTE).

(dollars in thousands)			Variance
As of and for the nine months ended September 30,	2025	2024	$/bp	%

Net interest income	$221,062	$187,071	$33,991	18%
Net interest income (FTE)*	221,315	187,344	33,971	18%
Net interest spread (FTE)*	2.86%	2.52%	34 bps	13%
Net interest margin (FTE)*	3.52%	3.26%	26 bps	8%
Average interest earning assets	$8,408,159	$7,670,807	$737,352	10%
Average interest bearing liabilities	6,326,894	5,611,573	715,321	13%
Five year Treasury note rate at period end	3.74%	3.58%	16 bps	4%
Average five year Treasury note rate	4.00%	4.13%	(13) bps	-3%
Prime rate at period end	7.25%	8.00%	(75) bps	-9%
Average Prime rate	7.49%	8.48%	(99) bps	-12%
One month term SOFR at period end	4.13%	4.85%	(72) bps	-15%
Average one month term SOFR	4.31%	5.29%	(98) bps	-19%

*See table titled, "Average Balance Sheets and Interest Rates (FTE)" for detail of Net interest income (FTE).

NIM and net interest spread calculations above exclude the sold portion of certain participation loans, which totaled $2 million at both September 30, 2025 and December 31, 2024, respectively. These sold loans are on Bancorp’s balance sheet as required by GAAP because Bancorp retains some form of effective control; however, Bancorp receives no interest income on the sold portion. These participation loans sold are excluded from NIM and spread analysis, as Bancorp believes it provides a more accurate depiction of loan portfolio performance.

At September 30, 2025, Bancorp’s loan portfolio consisted of approximately 64% fixed and 36% variable rate loans. At inception, most of Bancorp’s fixed rate loans are generally priced in relation to the five year treasury note. Bancorp’s variable rate loans are typically indexed to either Prime or one month term SOFR, repricing as those rates change. At September 30, 2025, approximately 55% and 45% of Bancorp’s variable rate loan portfolio was indexed to Prime and SOFR, respectively.

Prime rate, the five year treasury note rate and one month term SOFR are included in the preceding tables to provide a general indication of the interest rate environment in which Bancorp has operated during the past 12 months. The FRB increased the FFTR a total of 100 bps in 2023 via four separate 25 bps rate hikes, two of which occurred during the first quarter of 2023. These increases took the FFTR to a range of 5.25% - 5.50%, and Prime to 8.50%, in July of 2023. Interest rates remained at these levels until September 2024, when the FRB implemented its first rate reduction in over four years, beginning its attempt to avoid recession and pilot a “soft landing,” with three separate decreases of the FFTR over the final four months of 2024, ultimately lowering the FFTR a total of 100 bps to a range of 4.25% - 4.50%, and Prime to 7.50%, as of December 31, 2024. The FFTR and Prime rate remained at these levels through mid-September 2025, when the FRB reduced the FFTR 25 bps to 4.00% - 4.25%, ultimately taking Prime to 7.25%.

Recent projections indicate the likelihood for additional rate reductions in the fourth quarter of 2025 and the first half of 2026. As a result, pricing pressure/competition for both loans and deposits could increase in the coming quarters.

Net Interest Income (FTE) – Three months ended September 30, 2025 compared to September 30, 2024:

Net interest spread (FTE) and NIM (FTE) were 2.90% and 3.56%, for the three months ended September 30, 2025, compared to 2.57% and 3.33% for the same period in 2024, respectively.

Net interest income (FTE) increased $12.1 million, or 19%, for the three months ended September 30, 2025 compared to the same period of 2024, as the impact of significant loan growth on interest income far surpassed the increase in interest expense tied to interest bearing deposit growth.

Total average interest earning assets increased $802 million, or 10%, for the three months ended September 30, 2025, as compared to the same period of 2024, attributed to substantial average loan and interest-bearing cash balance growth that was partially offset by a decline in average investment securities driven by scheduled maturities and normal amortization. Further, the average rate earned on total average interest earning assets climbed 15 bps to 5.56%, as the previously mentioned loan growth, coupled with the repricing of matured/renewed loans at higher rates, lifted yields compared to the prior period.

●

Average total loan balances increased $699 million, or 11%, for the three months ended September 30, 2025, compared to the same period of 2024. While the CRE segment drove a significant portion of the period over period growth, the residential real estate, C&I lines of credit and C&D segments also experienced solid growth.

●

Average investment securities declined $188 million, or 13%, for the three months ended September 30, 2025 compared to the same period of 2024, mainly as the result of significant scheduled maturities within the treasury portfolio, and to a lesser extent, normal amortization activity. The funding provided by this activity has benefitted interest-earning asset yields and overall NIM, as the related liquidity has helped fund Bancorp’s substantial loan growth or shifted into interest-bearing cash balances.

●

Average FFS and interest bearing due from bank balances increased $300 million, or 202%, for the three months ended September 30, 2025, which was largely the result of the previously mentioned liquidity provided by the investment securities portfolio in addition to deposit growth outpacing loan growth.

Total interest income (FTE) increased $14.5 million, or 14%, to $120.3 million for the three months ended September 30, 2025, as compared to the same period of 2024.

●

Interest and fee income (FTE) on loans increased $11.5 million, or 12%, to $107.3 million for the three months ended September 30, 2025, compared to the same period of 2024, driven mainly by loan growth. The yield on the overall loan portfolio increased 2 bps to 6.19% for the three months ended September 30, 2025 compared to 6.17% for the same period of the prior year.

●

Despite the decline in average investment securities, there was a $136,000, or 2%, increase in interest income (FTE) on the portfolio for the three months ended September 30, 2025 compared to the same period of 2024. This increase was driven by reinvesting a portion of lower-yielding maturities at significantly higher rates to satisfy collateral pledging requirements over the past 12 months. As a result, the corresponding yield on the portfolio grew to 2.42% for the three months ended September 30, 2025, compared to 2.07% for the prior year period.

●

Interest income on FFS and interest bearing due from bank balances increased $3.1 million, or 157% for the three months ended September 30, 2025, consistent with the increase in corresponding average balances. The yield on these assets decreased 78 bps to 4.42% for the three months ended September 30, 2025 compared to the same period of 2024 due to rate reductions enacted by the FRB.

Total average interest bearing liabilities increased $738 million, or 13%, to $6.44 billion for the three month period ended September 30, 2025 compared with the same period in 2024.

●

Average interest bearing deposits increased $954 million, or 19%, for the three months ended September 30, 2025 compared to the same period in 2024. Bancorp experienced a $572 million, or 51%, increase in average time deposits and increases of $245 million, or 11%, and $137 million, or 11%, increase in average interest bearing demand and money market deposits, respectively, consistent with the success of Bancorp’s competitive CD offerings and depositors seeking higher-yielding deposit products in the current environment.

●

Average FHLB advances decreased $161 million, or 35%, for the three months ended September 30, 2025 compared to the same period of the prior year, as significant interest-bearing deposit growth eliminated the need for more expensive overnight borrowings through the FHLB during the third quarter of 2025. Bancorp currently utilizes a $300 million term advance in conjunction with four separate interest rate swaps of varying maturities in an effort to secure longer-term funding at more favorable rates. This advance represents the only outstanding FHLB borrowing as of September 30, 2025.

●

Average SSUAR decreased $52 million, or 33%, for the three months ended September 30, 2025 compared to the same period of the prior year, attributed largely to a number of clients moving into other deposit products.

Total interest expense increased $2.5 million, or 6%, for the three months ended September 30, 2025 compared to the same period of 2024, driven almost entirely by increased time deposit expense associated with successful CD promotion, which was only partially offset by a decline in interest expense on FHLB advances.

●

Total interest bearing deposit expense increased $5.3 million, or 16%, driven by growth in the time deposit portfolio associated with successful promotional campaigns. However, each interest bearing deposit category experienced a decline in cost for the three months ended September 30, 2025 compared to the same period of the prior year, which was driven by Bancorp’s ability to reduce deposit rates consistent with rate reductions enacted by the FRB. Total interest-bearing deposit cost decreased 8 bps to 2.60%.

●

Interest expense on FHLB borrowings decreased $2.3 million, or 45%, for the three months ended September 30, 2025, as compared to same period of the prior year, consistent with the $161 million decrease in average FHLB advances.

●	Interest expense on SSUAR decreased $349,000, or 37%, for the three months ended September 30, 2025, as compared to the same period of the prior year, consistent with the average balance decrease.

Net Interest Income (FTE) – Nine months ended September 30, 2025 compared to September 30, 2024:

Net interest spread (FTE) and NIM (FTE) were 2.86% and 3.52%, for the nine months ended September 30, 2025, compared to 2.52% and 3.26% for the same period in 2024, respectively.

Net interest income (FTE) increased $34.0 million, or 18%, for the nine months ended September 30, 2025 compared to the same period of 2024, as the impact of significant loan growth on interest income far surpassed the increase in interest expense tied to interest bearing deposit growth.

Total average interest earning assets increased $737 million, or 10%, for the nine months ended September 30, 2025, as compared to the same period of 2024, attributed to substantial average loan growth that was partially offset by a decline in average investment securities driven by scheduled maturities and normal amortization. The average rate earned on total average interest earning assets climbed 24 bps to 5.51%.

●

Average total loan balances increased $754 million, or 13%, for the nine months ended September 30, 2025, compared to the same period of 2024. While the CRE segment drove a significant portion of the period over period growth, the residential real estate, C&I lines of credit and C&D segments also experienced solid growth.

●

Average investment securities declined $155 million, or 10%, for the nine months ended September 30, 2025 compared to the same period of 2024, mainly as the result of significant scheduled maturities within the treasury portfolio, and to a lesser extent, normal amortization activity. The funding provided by this activity has benefitted interest-earning asset yields and overall NIM, as the related liquidity has helped fund Bancorp’s substantial loan growth or shifted into interest-bearing cash balances.

●

Average FFS and interest bearing due from bank balances increased $140 million, or 91%, for the nine months ended September 30, 2025, which was largely the result of the previously mentioned liquidity provided by the investment securities portfolio.

Total interest income (FTE) increased $43.8 million, or 14%, to $347 million for the nine months ended September 30, 2025, as compared to the same period of 2024.

●

Interest and fee income (FTE) on loans increased $38.2 million, or 14%, to $310 million for the nine months ended September 30, 2025, compared to the same period of 2024, driven by significant average loan growth. The yield on the overall loan portfolio increased 9 bps to 6.15% for the nine months ended September 30, 2025 compared to 6.06% for the same period of the prior year. The nine months ended September 30, 2025 also benefitted from the payoff of two non-accrual loans during the period, which included approximately $828,000 of interest income.

●

Despite the decline in average investment securities, there was a $1.9 million, or 8%, increase in interest income (FTE) on the portfolio for the nine months ended September 30, 2025 compared to the same period of 2024. This increase was driven by temporarily reinvesting a portion of lower-yielding maturities at significantly higher short-term rates to satisfy collateral pledging requirements. As a result, the corresponding yield on the portfolio climbed to 2.50% for the nine months ended September 30, 2025, compared to 2.06% for the prior year period. These short-term securities ultimately matured toward the end of the third quarter and were not reinvested.

●

Interest income on FFS and interest bearing due from bank balances increased $3.5 million, or 57%, for the nine months ended September 30, 2025, consistent with the average balance increase. The yield on these assets decreased 96 bps to 4.43% for the nine months ended September 30, 2025 compared to the same period of 2024 due to rate reductions enacted by the FRB over the last 12 months.

Total average interest bearing liabilities increased $715 million, or 13%, to $6.33 billion for the nine month period ended September 30, 2025 compared with the same period in 2024.

●

Average interest bearing deposits increased $781 million, or 16%, for the nine months ended September 30, 2025 compared to the same period in 2024. Bancorp experienced a $485 million, or 46%, increase in average time deposits and increases of $178 million, or 8%, and $124 million, or 10%, increase in average interest bearing demand and money market deposits, respectively, as a result of depositors seeking higher-yielding deposit products in the current environment.

●

Average FHLB advances decreased $37 million, or 9%, for the nine months ended September 30, 2025 compared to the same period of the prior year. Bancorp’s utilization of overnight borrowings declined the nine months ended September 30, 2025, consistent with substantial interest-bearing deposit growth. No overnight borrowings were outstanding as of September 30, 2025. Bancorp currently utilizes a $300 million term advance in conjunction with four separate interest rate swaps of varying maturities in an effort to secure longer-term funding at more favorable rates. This advance represents the only outstanding FHLB borrowing as of September 30, 2025.

●

Average SSUAR decreased $26 million, or 17%, for the nine months ended September 30, 2025 compared to the same period of the prior year, driven by both normal fluctuation and a number of clients moving into other deposit offerings.

Total interest expense increased $9.9 million, or 9%, for the nine months ended September 30, 2025 compared to the same period of 2024, driven almost entirely by increased time deposit expense associated with successful CD promotion, which was only partially offset by smaller declines in virtually every other interest-bearing liability category. Despite the increased expense, the cost of interest-bearing deposits declined 3 bps to 2.56% and total interest-bearing liability cost declined 10 bps 2.65%, which was attributed to the impact of the FRB’s interest rate reductions enacted over the last 12 months.

●

Total interest bearing deposit expense increased $13.9 million, or 14%, driven by growth in the time deposit portfolio associated with successful promotional CD products offered through April of this year. The cost of interest bearing deposits declined 3 bps compared to the nine months ended September 30, 2024, which was driven by Bancorp’s ability to reduce deposit rates consistent with the rate reductions implemented by the FRB over the last 12 months.

●

Interest expense on FHLB borrowings decreased $3.0 million, or 22%, for the nine months ended September 30, 2025, as compared to same period of the prior year. Both overnight borrowing volume and cost declined consistent with interest-bearing deposit growth and the FRB’s previously mentioned rate cuts.

●

Interest expense on SSUAR decreased $612,000, or 23%, for the nine months ended September 30, 2025, as compared to the same period of the prior year, consistent with the average balance decrease and rate reductions.

Average Balance Sheets and Interest Rates (FTE) – Three-Month Comparison

	Three months ended September 30,
	2025			2024
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:
Federal funds sold and interest bearing due from banks	$448,969	$5,003	4.42%	$148,818	$1,946	5.20%
Mortgage loans held for sale	6,051	74	4.85	4,862	47	3.85
Investment securities:
Taxable	1,165,522	7,033	2.39	1,347,533	6,918	2.04
Tax-exempt	71,193	506	2.82	77,282	485	2.50
Total securities	1,236,715	7,539	2.42	1,424,815	7,403	2.07

Federal Home Loan Bank stock	21,125	488	9.16	31,193	663	8.46
Loans	6,873,559	107,250	6.19	6,174,309	95,748	6.17

Total interest earning assets	8,586,419	120,354	5.56	7,783,997	105,807	5.41

Less allowance for credit losses on loans	92,859			84,260

Non-interest earning assets:
Cash and due from banks	75,952			72,692
Premises and equipment, net	115,810			113,150
Bank owned life insurance	90,882			88,356
Goodwill	194,074			194,074
Accrued interest receivable and other	246,525			216,596

Total assets	$9,216,803			$8,384,605

Interest bearing liabilities:
Deposits:
Interest bearing demand	$2,518,044	$12,353	1.95%	$2,273,444	$11,783	2.06%
Savings	423,488	289	0.27	423,754	298	0.28
Money market	1,370,189	9,654	2.80	1,233,297	9,930	3.20
Time	1,689,554	16,998	3.99	1,117,276	11,986	4.27
Total interest bearing deposits	6,001,275	39,294	2.60	5,047,771	33,997	2.68

Securities sold under agreements to repurchase	104,640	588	2.23	156,865	937	2.38
Federal funds purchased	6,689	72	4.27	8,480	120	5.63
Federal Home Loan Bank advances	300,000	2,870	3.80	461,141	5,209	4.49
Subordinated debentures	26,806	411	6.08	26,806	480	7.12

Total interest bearing liabilities	6,439,410	43,235	2.66	5,701,063	40,743	2.84

Non-interest bearing liabilities:
Non-interest bearing demand deposits	1,540,029			1,510,515
Accrued interest payable and other	221,886			262,753

Total liabilities	8,201,325			7,474,331

Stockholders’ equity	1,015,478			910,274
Total liabilities and stockholders' equity	$9,216,803			$8,384,605

Net interest income		$77,119			$65,064

Net interest spread			2.90%			2.57%

Net interest margin			3.56%			3.33%

Average Balance Sheets and Interest Rates (FTE) – Nine-Month Comparison

	Nine months ended September 30,
	2025			2024
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:
Federal funds sold and interest bearing due from banks	$294,033	$9,734	4.43%	$153,755	$6,199	5.39%
Mortgage loans held for sale	6,310	229	4.85	5,230	152	3.88
Investment securities:
Taxable	1,270,410	23,580	2.48	1,418,794	21,700	2.04
Tax-exempt	72,332	1,514	2.80	79,298	1,456	2.45
Total securities	1,342,742	25,094	2.50	1,498,092	23,156	2.06

Federal Home Loan Bank stock	24,756	1,682	9.08	27,364	1,601	7.82
Loans	6,740,318	309,952	6.15	5,986,366	271,736	6.06

Total interest earning assets	8,408,159	346,691	5.51	7,670,807	302,844	5.27

Less allowance for credit losses on loans	91,106			83,344

Non-interest earning assets:
Cash and due from banks	76,178			72,444
Premises and equipment, net	115,891			111,113
Bank owned life insurance	90,252			87,760
Goodwill	194,074			194,074
Accrued interest receivable and other	240,332			209,163

Total assets	$9,033,780			$8,262,017

Interest bearing liabilities:
Deposits:
Interest bearing demand	$2,496,769	$35,809	1.92%	$2,318,696	$35,365	2.04%
Savings	422,850	873	0.28	429,546	895	0.28
Money market	1,349,068	28,236	2.80	1,224,878	28,521	3.11
Time	1,538,245	46,468	4.04	1,053,065	32,705	4.15
Total interest bearing deposits	5,806,932	111,386	2.56	5,026,185	97,486	2.59

Securities sold under agreements to repurchase	130,507	2,027	2.08	156,392	2,639	2.25
Federal funds purchased	6,605	214	4.33	9,585	395	5.50
Federal Home Loan Bank advances	356,044	10,519	3.95	392,609	13,469	4.58
Subordinated debentures	26,806	1,230	6.13	26,802	1,511	7.53

Total interest bearing liabilities	6,326,894	125,376	2.65	5,611,573	115,500	2.75

Non-interest bearing liabilities:
Non-interest bearing demand deposits	1,485,519			1,508,947
Accrued interest payable and other	237,702			258,230

Total liabilities	8,050,115			7,378,750

Stockholders’ equity	983,665			883,267
Total liabilities and stockholders' equity	$9,033,780			$8,262,017

Net interest income		$221,315			$187,344

Net interest spread			2.86%			2.52%

Net interest margin			3.52%			3.26%

Supplemental Information - Average Balance Sheets and Interest Rates (FTE)

●

Average loan balances include the principal balance of non-accrual loans, as well as unearned income such as loan premiums, discounts, fees/costs and exclude participation loans accounted for as secured borrowings. Participation loans accounted for as secured borrowings averaged $2 million for the three month periods ended both September 30, 2025 and 2024, respectively. Participation loans accounted for as secured borrowings averaged $2 million and $3 million for the nine month periods ended September 30, 2025 and 2024, respectively.

●

Interest income on a FTE basis includes additional amounts of interest income that would have been earned if investments in certain tax-exempt interest earning assets had been made in assets subject to federal taxes yielding the same after-tax income. Interest income on municipal securities and tax-exempt loans has been calculated on a FTE basis using a federal income tax rate of 21%. Approximate tax equivalent adjustments to interest income were $82,000 and $85,000 for the three month periods ended September 30, 2025 and 2024, respectively, and $253,000 and $273,000 for the nine month periods ended September 30, 2025 and 2024, respectively.

●

Interest income includes loan fees of $1.3 million and $1.7 million for the three month periods ended September 30, 2025 and 2024, respectively, and $4.3 million and $4.6 million for the nine month periods ended September 30, 2025 and 2024, respectively. Interest income on loans may be materially impacted by the level of prepayment fees collected and net accretion income related to acquired loans. Net accretion income related to acquired loans totaled $375,000 and $467,000 for the three month periods ended September 30, 2025 and 2024, respectively, and $1.1 million and $1.8 million for the nine month periods ended September 30, 2025 and 2024.

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

The results of the interest rate sensitivity analysis performed as of September 30, 2025 were derived from conservative assumptions Bancorp uses in its model, particularly in relation to deposit betas, which measure how responsive management’s deposit repricing may be to changes in market rates based on historical data. Management uses different betas in the rising and falling rate scenarios in an effort to best simulate expected earnings trends.

Bancorp’s interest rate sensitivity analysis indicates that increases in interest rates of 100 and 200 bps would have a positive effect on net interest income, while decreases in interest rates of 100 and 200 bps would have a negative impact. These results depict an asset-sensitive interest rate risk profile. The increase in net interest income in the rising rate scenarios is primarily due to variable rate loans and short-term investments repricing more quickly than deposits and short-term borrowings. Net interest income decreases in the falling rate scenarios because rates on non-maturity deposits cannot be lowered sufficiently to offset the decline in interest income associated with assets that immediately reprice as rates fall.

	-200	-100	+100	+200
	Basis Points	Basis Points	Basis Points	Basis Points
% Change from base net interest income at September 30, 2025	-7.64%	-3.98%	3.99%	8.34%

Bancorp’s loan portfolio is currently composed of approximately 64% fixed and 36% variable rate loans, with the fixed rate portion pricing generally based on a spread to the five year treasury curve at the time of origination and the variable portion pricing based on an on-going spread to Prime (approximately 55%) or SOFR (approximately 45%).

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

In addition, Bancorp periodically uses derivative financial instruments as part of its interest rate risk management, including interest rate swaps. These interest rate swaps are designated as cash flow hedges as described in the Footnote titled “Derivative Financial Instruments.” For these derivatives, the effective portion of gains or losses is reported as a component of OCI and is subsequently reclassified into earnings as an adjustment to interest expense in periods in which the hedged transaction affects earnings.

Provision for Credit Losses

Provision for credit losses on loans at September 30, 2025 represents the amount of expense that, based on management’s judgment, is required to maintain the ACL for loans at an appropriate level under the CECL model. The determination of the amount of the ACL for loans is complex and involves a high degree of judgment and subjectivity. See the Footnote titled “Basis of Presentation and Summary of Significant Accounting Policies” in Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2024 for detailed discussion regarding Bancorp’s ACL methodology by loan segment.

An analysis of the changes in the ACL for loans, including provision, and selected ratios follow:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2025	2024	2025	2024

Beginning balance	$90,722	$82,155	$86,943	$79,374
Provision for credit losses on loans	1,550	4,325	4,700	6,575

Total charge-offs	(429)	(1,345)	(1,596)	(1,954)
Total recoveries	317	208	2,113	1,348
Net loan recoveries	(112)	(1,137)	517	(606)
Ending balance	$92,160	$85,343	$92,160	$85,343

Average total loans	$6,873,559	$6,174,309	$6,740,318	$5,986,366

Provision for credit losses on loans to average total loans (1)	0.02%	0.07%	0.07%	0.11%
Net loan (charge-offs)/recoveries to average total loans (1)	0.00%	-0.02%	0.01%	-0.01%
ACL for loans to total loans	1.33%	1.36%	1.33%	1.36%
ACL for loans to average total loans	1.34%	1.38%	1.37%	1.43%

(1) Ratios are not annualized

The ACL for loans totaled $92 million as of September 30, 2025 compared to $85 million at September 30, 2024, representing an ACL to total loans ratio of 1.33% and 1.36% for the respective periods.

Provision expense on loans of $1.6 million and $4.7 million was recorded for the three and nine month periods ended September 30, 2025. While expense for both periods were consistent with strong loan growth, changes within the FRB’s national unemployment forecast and increased specific reserves, expense for the nine month period was also impacted by annual CECL model updates made during the first quarter of 2025. Net charge offs of $112,000 and net recoveries of $517,000 were recorded for the three and nine month periods ended September 30, 2025, respectively.

Provision expense on loans of $4.3 million and $6.6 million was recorded for the three and nine month periods ended September 30, 2024. Expense for the prior year was driven mainly to strong loan growth and deterioration in the FRB’s national unemployment forecast. Net charge offs of $1.1 million and $606,000 were recorded for the three and nine month periods ended September 30, 2024, serving to decrease the ACL for loans.

While separate from the ACL for loans and recorded in other liabilities on the consolidated balance sheets, the ACL for off balance sheet credit exposures also increased between December 31, 2024 and September 30, 2025. Provision expense of $425,000 and $350,000 for off balance sheet credit exposures was recorded for the three and nine month periods ended September 30, 2025, respectively, driven by increased availability associated with new line production, particularly within the C&D segment. The lower expense recorded for the nine month period stemmed from recording a credit to provision expense for off balance sheet credit exposures during the first quarter, consistent with improved utilization and thus reduced availability for that period. The ACL for off balance sheet exposures totaled $7.1 million as of September 30, 2025.

While no provision for credit loss expense for off balance sheet credit exposures was recorded for the three month period ended September 30, 2024, expense of $475,000 was recorded for the nine month period ended September 30, 2024, driven by increased availability in the C&D portfolio. The ACL for off balance sheet credit exposures was $6.3 million as of September 30, 2024.

Bancorp’s loan portfolio is well-diversified with no significant concentrations of credit. Geographically, most loans are extended to borrowers in Louisville, central, eastern and northern Kentucky, as well as the Indianapolis, Indiana and Cincinnati, Ohio metropolitan markets. The adequacy of the ACL is monitored on an ongoing basis and it is the opinion of management that the balance of the ACL at September 30, 2025 is adequate to absorb probable losses inherent in the loan portfolio as of the financial statement date.

Non-interest Income

	Three months ended September 30,				Nine months ended September 30,
(dollars in thousands)	2025	2024	$ Variance	% Variance	2025	2024	$ Variance	% Variance

Wealth management and trust services	$10,704	$10,931	$(227)	(2)%	$31,834	$32,497	$(663)	(2)%
Deposit service charges	2,281	2,314	(33)	(1)	6,429	6,630	(201)	(3)
Debit and credit card income	5,009	5,083	(74)	(1)	14,354	14,688	(334)	(2)
Treasury management fees	2,923	2,939	(16)	(1)	8,601	8,389	212	3
Mortgage banking income	1,252	1,112	140	13	3,263	3,077	186	6
Net investment product sales commissions and fees	1,112	915	197	22	3,102	2,580	522	20
Bank owned life insurance	631	634	(3)	(0)	1,882	1,817	65	4
Gain on sale of premises and equipment	-	(59)	59	(100)	74	(39)	113	(290)
Other	564	928	(364)	(39)	2,281	2,084	197	9

Total non-interest income	$24,476	$24,797	$(321)	(1)%	$71,820	$71,723	$97	0%

Total non-interest income decreased $321,000, or 1%, and increased $97,000, or less 1%, for the three and nine month periods ended September 30, 2025, respectively, compared to the same periods of 2024. Non-interest income comprised 24.1% and 24.5% of total revenues, defined as net interest income and non-interest income, for the three and nine month periods ended September 30, 2025 compared to 27.6% and 27.7% for the same periods of 2024, respectively. The decreases from prior year were attributed to the sharp rise in net interest income compared to prior year. WM&T services comprised 43.7% and 44.3% of total non-interest income for the three and nine month periods ended September 30, 2025 compared to 44.1% and 45.3% for the same periods of the prior year. The decreases from the prior year were attributed to period over period declines in WM&T revenue related to the impact of business lost over the past 12 months.

WM&T Services:

The magnitude of WM&T revenue distinguishes Bancorp from other community banks of similar asset size. WM&T revenue decreased $227,000, or 2%, and $663,000, or 2%, for the three and nine month periods ended September 30, 2025, as compared with the same periods of 2024, attributed to the residual impact of business lost in prior periods in addition to lower estate fee income, the latter of which is non-recurring in nature.

Net new business refers to revenue generated from newly acquired customers, excluding revenue from upselling or cross-selling to existing active customers. It plays a crucial role in expanding Bancorp’s financial base and ensuring long-term sustainability and success. In the latter part of 2024, the WM&T department experienced negative net new business for the first time in several years, driven by employee attrition associated with aggressive recruiting and market competition for clients. Positions impacted by attrition have since been filled and Bancorp experienced positive net new business (annualized) during the nine months ended September 30, 2025. While recent trends suggest a turn-around regarding net new business is in process, the fallout from the previously mentioned employee attrition/client departures is still being felt, as it could take several quarters for benefit of new hire production to be realized.

Recurring fees earned for managing accounts are based on a percentage of market value of AUM and are typically assessed on a monthly basis. Recurring fees, which generally comprise the vast majority of WM&T revenue, increased $175,000, or 2%, and decreased $294,000, or 1%, for the three and nine month periods ended September 30, 2025, as compared with the same periods of 2024. While both the three and nine month periods ended September 30, 2025 were impacted by the previously mentioned lost business, the three month period benefitted from stronger market returns as compared to the same period of the prior year.

A portion of WM&T revenue, most notably executor and certain employee benefit plan-related fees, are non-recurring in nature and the timing of these revenues corresponds with the related administrative activities. For this reason, such fees are subject to greater period over period fluctuation. Total non-recurring fees decreased $403,000, or 59%, and $369,000, or 28%, for the three and nine month periods ended September 30, 2025, as compared with the same periods of 2024 due to the prior year periods experiencing particularly strong estate fee revenue.

AUM, stated at market value, totaled $7.48 billion at September 30, 2025 compared with $7.07 billion at December 31, 2024 and $7.32 billion at September 30, 2024. The increase in AUM between September 30, 2024 and September 30, 2025 was attributed to appreciation within the equity and fixed income markets over the past 12 months in addition to positive net new business through the first nine months of 2025. After experiencing 4 consecutive quarters of contraction beginning in the third quarter of 2024, AUM expanded during both the second and third quarters of 2025, as general market appreciation has aided positive net new business trends in recent months.

Contracts between WM&T and their customers do not permit performance-based fees and accordingly, none of the WM&T revenue is performance based. Management believes the WM&T department will continue to factor significantly in Bancorp’s financial results and provide strategic diversity to revenue streams.

Detail of WM&T Service Income by Account Type:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024

Investment advisory	$4,561	$4,240	$13,132	$12,726
Personal trust	3,142	3,815	9,938	11,465
Personal investment retirement	2,085	1,955	6,092	5,661
Company retirement	419	416	1,228	1,240
Foundation and endowment	335	339	998	1,003
Custody and safekeeping	73	56	207	172
Brokerage and insurance services	33	5	51	9
Other	56	105	188	221
Total WM&T services income	$10,704	$10,931	$31,834	$32,497

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

AUM by Account Type:

AUM (not included on balance sheet) increased from $7.07 billion at December 31, 2024 to $7.48 billion at September 30, 2025 as follows:

	September 30, 2025			December 31, 2024
(in thousands)	Managed	Non-managed (1)	Total	Managed	Non-managed (1)	Total
Investment advisory	$2,861,846	$39,072	$2,900,918	$2,645,233	$66,026	$2,711,259
Personal trust	1,537,988	480,603	2,018,591	1,475,683	408,602	1,884,285
Personal investment retirement	1,015,516	17,400	1,032,916	937,493	21,536	959,029
Company retirement	54,419	681,554	735,973	54,626	679,539	734,165
Foundation and endowment	521,355	7,628	528,983	497,890	7,383	505,273
Subtotal	$5,991,124	$1,226,257	$7,217,381	$5,610,925	$1,183,086	$6,794,011
Custody and safekeeping	—	263,020	263,020	—	271,491	271,491
Total AUM	$5,991,124	$1,489,277	$7,480,401	$5,610,925	$1,454,577	$7,065,502

(1) Non-managed assets represent those for which the WM&T department does not hold investment discretion.

As of September 30, 2025 and December 31, 2024, approximately 80% and 79% of AUM were actively managed, respectively. Company retirement plan accounts consist primarily of participant-directed assets. The amount of custody and safekeeping accounts are insignificant to overall WM&T operations.

Managed AUM by Class of Investment:

(in thousands)	September 30, 2025	December 31, 2024

Interest bearing deposits	$402,664	$460,521
Treasury and government agency obligations	212,183	194,461
State, county and municipal obligations	407,778	341,940
Money market mutual funds	34,579	36,657
Equity mutual funds	1,345,464	1,183,611
Other mutual funds - fixed, balanced and municipal	638,287	561,218
Other notes and bonds	171,531	167,548
Common and preferred stocks	2,592,319	2,437,672
Real estate mortgages	-	167
Real estate	21,050	42,250
Other miscellaneous assets (1)	165,269	184,880
Total managed assets	$5,991,124	$5,610,925

(1) Includes client directed instruments such as rights, warrants, annuities, insurance policies, unit investment trusts, and oil and gas rights.

Managed assets are invested in instruments for which market values can be readily determined, the majority of which are sensitive to market fluctuations and consist of approximately 66% in equities and 34% in fixed income securities as of September 30, 2025, compared to 65% and 35% as of December 31, 2024. This composition has remained relatively consistent from period to period.

Additional Sources of Non-interest income:

Deposit service charges, which consist of non-sufficient funds charges and to a lesser extent, other activity based charges, decreased $33,000, or 1%, and $201,000, or 3%, for the three and nine month periods ended September 30, 2025, as compared with the same periods of 2024. Consistent with the banking industry generally, Bancorp has experienced a steady decline in the volume of fees earned on overdrawn checking accounts over the past several years. This trend has been driven by lower check presentment volume, which has in turn led to fewer overdrawn accounts in general. Further, Bancorp anticipates that future growth of this revenue stream could be significantly impacted by changing industry practices. Bancorp could be faced with strategic decisions surrounding deposit-related service charges in the future, which could negatively impact the contributions made by this, or similar, revenue streams.

Debit and credit card income consists of interchange revenue, ancillary fees and incentives received from card processors. Debit and credit card revenue decreased $74,000, or 1%, and $334,000, or 2%, for the three and nine month periods ended September 30, 2025, as compared with the same periods of 2024, attributed mainly to lower transaction volumes. Total debit card income decreased $43,000, or 1%, and $204,000, or 2%, and total credit card income decreased $31,000, or 2%, and $130,000, or 3%, for the three and nine month periods ended September 30, 2025, compared the same periods of the prior year. While Bancorp generally expects this revenue stream to grow with continued expansion of the customer base, interchange rate compression and fluctuations in business and consumer spend levels could serve as challenges to future growth.

Treasury management fees primarily consist of fees earned for cash management services provided to commercial customers. Treasury management fees decreased $16,000, or 1%, and increased $212,000, or 3%, for the three and nine month periods ended September 30, 2025, as compared with the same periods of 2024. While both periods have benefitted from organic growth and new product sales in addition to broad fee increases implemented towards the end of the first quarter, the decrease for the three month period is attributed to the prior year period experiencing elevated levels of foreign currency exchange income.

Mortgage banking income primarily includes gains on sales of mortgage loans and net loan servicing income offset by MSR amortization. Bancorp’s mortgage banking department predominantly originates residential mortgage loans to be sold in the secondary market, primarily to FNMA and FHLMC. Bancorp offers conventional, VA, FHA and GNMA financing for purchases and refinances, as well as programs for first-time homebuyers. Interest rates on mortgage loans directly influence the volume of business transacted by the mortgage-banking department. Mortgage banking revenue increased $140,000, or 13%, and $186,000, or 6%, for the three and nine month periods ended September 30, 2025, as compared with the same periods of 2024, driven by higher origination volumes related largely to the addition of new sales officers.

Net investment product sales commissions and fees are generated primarily on stock, bond and mutual fund sales, as well as wrap fees earned on brokerage accounts via an arrangement with a third party broker-dealer. Wrap fees represent charges for investment programs that bundle together a suite of services, such as brokerage, advisory, research and management and are based on a percentage of account assets. Bancorp deploys its financial advisors primarily through its branch network, while larger managed accounts are generally serviced by Bancorp’s WM&T group. Net investment product sales commissions and fees increased $197,000, or 22%, and $522,000, or 20%, for the three and nine month periods ended September 30, 2025 compared to the same periods of 2024, attributed to the addition of a new broker and a general shift towards more profitable wrap fee-based business.

BOLI assets represent the cash surrender value of life insurance policies on certain active and non-active employees who have provided consent for Bancorp to be the beneficiary for a portion of such policies. The related change in cash surrender value and any death benefits received under the policies are recorded as non-interest income and serves to offset the cost of various employee benefits. BOLI income decreased $3,000, or less than 1%, and increased $65,000, or 4%, for the three and nine month periods ending September 30, 2025 compared to the same periods of the prior year, consistent with yields within the policy plans compared to the prior year.

While no activity was recorded for the three months ended September 30, 2025, a gain on the sale of premises and equipment totaling $74,000 was recorded for the nine month period ended September 30, 2025. The gain recorded for the current year stems mainly from the sale of a property owned through a prior acquisition that had been held for sale. Losses on the sale of premises and equipment of $59,000 and $39,000 were recorded for the three and nine month periods ended September 30, 2024.

Other non-interest income decreased $364,000, or 39%, and increased $197,000, or 9%, for the three and nine month periods ended September 30, 2025 compared with the same periods of 2024. The variances for both periods are attributed mainly to the timing and size of swap fee revenue, which is non-recurring in nature and can be relatively volatile.

Non-interest Expenses

	Three months ended September 30,				Nine months ended September 30,
(dollars in thousands)	2025	2024	$ Variance	% Variance	2025	2024	$ Variance	% Variance

Compensation	$28,836	$25,534	$3,302	13%	$82,047	$74,389	$7,658	10%
Employee benefits	4,878	4,629	249	5	15,993	15,591	402	3
Net occupancy and equipment	4,086	3,775	311	8	12,234	11,264	970	9
Technology and communication	4,837	4,500	337	7	14,438	14,463	(25)	(0)
Debit and credit card processing	1,984	1,845	139	8	5,711	5,402	309	6
Marketing and business development	1,887	1,438	449	31	5,353	4,109	1,244	30
Postage, printing and supplies	910	901	9	1	2,816	2,740	76	3
Legal and professional	891	968	(77)	(8)	2,886	3,268	(382)	(12)
FDIC insurance	1,198	1,095	103	9	3,681	3,368	313	9
Capital and deposit based taxes	1,082	825	257	31	2,520	2,128	392	18
Intangible amortization	915	1,052	(137)	(13)	2,744	3,155	(411)	(13)
Other	2,327	1,890	437	23	7,135	6,645	490	7
Total non-interest expenses	$53,831	$48,452	$5,379	11%	$157,558	$146,522	$11,036	8%

Total non-interest expenses increased $5.4 million, or 11%, and $11.0 million, or 8%, for the three and nine month periods ended September 30, 2025 compared to the same periods of 2024. Compensation and employee benefits comprised 62.6% and 62.2% of Bancorp’s total non-interest expenses for the three and nine month periods ended September 30, 2025, compared to 62.3% and 61.4% for the same periods of 2024.

Compensation, which includes salaries, incentives, bonuses and stock based compensation, increased $3.3 million, or 13%, and $7.7 million, or 10%, for the three and nine month periods ended September 30, 2025, as compared with the same periods of 2024. The increases were attributed primarily to higher bonus accrual levels associated with the strong performance experienced this year and growth in full time equivalent employees. Net full time equivalent employees totaled 1,140 at September 30, 2025 compared to 1,080 at December 31, 2024 and 1,068 at September 30, 2024.

Employee benefits consists of all personnel-related expense not included in compensation, with the most significant items being health insurance, payroll taxes and employee retirement plan contributions. Employee benefits increased $249,000, or 5%, and $402,000, or 3%, for the three and nine month periods ended September 30, 2025, as compared with the same periods of 2024. The increases for both periods were driven largely by the previously mentioned growth in FTEs.

Net occupancy and equipment expenses primarily include depreciation, rent, property taxes, utilities and maintenance. Costs of capital asset additions flow through the statement of income over the lives of the assets in the form of depreciation expense. Net occupancy expense increased $311,000, or 8%, and $970,000, or 9%, for the three and nine month periods ended September 30, 2025, as compared with the same periods of 2024, consistent with higher rent and depreciation expense. The nine month period was also impacted by elevated snow removal activity stemming from severe winter weather experienced in all of Bancorp’s markets earlier in the year. At September 30, 2025, Bancorp’s branch network consisted of 73 locations throughout Louisville, central, eastern and Northern Kentucky, as well as the MSAs of Indianapolis, Indiana and Cincinnati, Ohio.

Technology and communication expenses include computer software usage and licensing fees, equipment depreciation and expenditures related to investments in technology needed to maintain and improve the quality of customer delivery channels, information security and internal resources. Technology expense increased $337,000, or 7%, and decreased $25,000, or less than 1%, for the three and nine month periods ended September 30, 2025 compared to the same periods of 2024. The variances for both periods are attributed to the timing of technology spending and various upgrade expenses incurred in the prior year. Several planned technology investments began in the third quarter, driving the increase for the three month period and closing the gap on what had been a larger year-to-date variance through the first and second quarters of 2025.

Bancorp outsources processing for debit and commercial credit card operations, which generate significant revenue for the Company. The related expenses typically fluctuate consistent with transaction volumes. Debit and credit card processing expense increased $139,000, or 8%, and $309,000, or 6%, for the three and nine month periods ending September 30, 2025 compared to the same periods of the prior year, driven by higher processing fees, including increased fraud-mitigation expenses.

Marketing and business development expenses include all costs associated with promoting Bancorp, including community support, retaining customers and acquiring new business. Marketing and business development expenses increased $449,000, or 31%, and $1.2 million, or 30%, for the three and nine month periods ending September 30, 2025, as compared to the same periods of 2024, which was primarily the result of higher advertising expense tied to deposit product promotions in addition to various Bank initiatives, sponsorships and ad campaigns.

Postage, printing and supplies expense increased $9,000, or 1% and $76,000, or 3%, for the three and nine month periods ended September 30, 2025 compared to the same periods of 2024, consistent with the previously mentioned deposit product promotions and other initiatives.

Legal and professional fees decreased $77,000, or 8%, and $382,000, or 12%, for the three and nine month periods ended September 30, 2025 compared to the same periods of the prior year, driven primarily by lower compliance-related consulting expense associated with Bancorp approaching $10 billion in total assets in addition to generally lower legal expenses, including collections-related expenses.

FDIC insurance expense increased $103,000, or 9%, and $313,000, or 9%, for the three and nine month periods ended September 30, 2025, as compared to the same periods of 2024, consistent with Bancorp’s growth in addition to changes in loan mix, as higher assessments are levied on C&D lending concentrations, a segment which has grown as a percentage of total loans.

Capital and deposit based taxes, which consist primarily of capital-based local income taxes and franchise taxes, increased $257,000, or 31%, and $392,000, or 18%, for the three and nine month periods ended September 30, 2025 compared to the same periods of 2024. Bancorp’s capital and deposit based tax expense is based on deposits held within various local taxing districts, as well as gross revenues generated within/appropriated to the state of Ohio, which is the only state Bancorp operates in with a capital-based deposit tax. The increases for the current year periods stem mainly from the substantial deposit growth experienced over the last 12 months.

Intangible amortization expense consists of amortization associated with the CDI of acquired deposit portfolios, as well as an intangible related to customer list of the WM&T business line added through a past acquisition. The intangibles are amortized on an accelerated basis over a period of approximately ten years. Intangible amortization expense decreased $137,000, or 13%, and $411,000, or 13%, for the three and nine month periods ended September 30, 2025 compared to the same period of the prior year, which is attributed to the accelerated depreciation method for which intangible assets are amortized.

Other non-interest expenses increased $437,000, or 23%, and $490,000, or 7%, for the three and nine month periods ended September 30, 2025, as compared to the same periods of 2024. The increases over the prior year stemmed mainly from higher credit card rewards and increases in premiums for insurance policies related to general bank liabilities.

Income Tax Expense

A comparison of income tax expense and ETR follows:

	Three months ended September 30,				Nine months ended September 30,
(dollars in thousands)	2025	2024	$/bp Variance	% Variance	2025	2024	$ Variance	% Variance

Income before income tax expense	$45,707	$36,999	$8,708	24%	$130,274	$105,222	$25,052	24%
Income tax expense	9,466	7,639	1,827	24	26,738	22,377	4,361	19
Effective tax rate	20.71%	20.65%	6 bps	0	20.52%	21.27%	(75) bps	(4)

Fluctuations in the ETR are primarily attributed to the following:

●

The impact of state income taxes, net of federal benefit, serves to increase the overall ETR and fluctuates consistent with the level of pre-tax income that is taxable at the state level. The ETR was increased by 2.93% for the nine months ended September 30, 2025, compared to an increase of 3.12% for the same period of 2024. The impact to the ETR attributed to state income taxes for the current year was lower compared to the prior year, despite higher pre-tax income, due to recognizing more interest income from U.S. treasury securities, which is tax-exempt at the state level.

●

The stock based compensation component of the ETR fluctuates consistent with the level of SAR exercise activity in addition to the levels of PSU, RSA and RSU vesting. The ETR was reduced by 0.32% for the nine months ended September 30, 2025 compared to an decrease of 0.36% for the same period of 2024, consistent with exercise and vesting activity.

●

The cash surrender value of life insurance policies can vary widely from period to period, driven largely by market changes. The related impact is inversely correlated with the ETR generally, with cash surrender value declines typically serving to increase the ETR and vice versa. Changes in the cash surrender value of life insurance policies decreased the ETR by 0.59% and 0.73% for the nine months ended September 30, 2025 and 2024, respectively.

●

Bancorp invests in certain partnerships that yield federal income tax credits. Taken as a whole, the tax benefit of these investments exceeds amortization expense, resulting in a positive impact on net income. The timing and magnitude of these transactions may vary widely from period to period. Cumulative tax credit activity for the nine months ended September 30, 2025 and 2024 served to reduce the ETR 2.54% and 0.90%, respectively.

●	Tax-exempt interest income earned on loans and investment securities reduced the ETR by 0.32% and 0.45% for the nine months ended September 30, 2025 and 2024, respectively.

On July 4, 2025, President Trump signed into law the legislation formally titled “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14” and commonly referred to as the One Big Beautiful Bill (“the Act”). Bancorp is currently evaluating income tax implications of the Act, but does not expect the Act to have a material impact on the financial statements.

Financial Condition – September 30, 2025 Compared to December 31, 2024

Overview

Total assets increased $444 million, or 5%, to $9.31 billion at September 30, 2025 from $8.86 billion at December 31, 2024. The increase for the first nine months of 2025 was attributed to strong loan growth of $409 million, or 6%, and a $465 million, or 160%, increase in cash and cash equivalents, which was partially offset by a decline of $420 million, or 31%, in the investment securities portfolio attributed mainly to scheduled maturity activity.

Total liabilities increased $343 million, or 4%, to $8.27 billion at September 30, 2025 from $7.92 billion at December 31, 2024, with total deposit growth of $478 million, or 7%, driven in large part by successful deposit promotions, which was offset partially by smaller declines in SSURA and other liabilities.

Stockholders’ equity increased $101 million, or 11%, to $1.04 billion at September 30, 2025 from $940 million at December 31, 2024, as net income of $103.5 million and a $23.5 million improvement in AOCI was offset by $27.7 million of cash dividends declared during the first nine months of 2025. The improvement in AOCI was associated with changes in the interest rate environment and the corresponding impact on the valuation of the AFS debt securities portfolio and cash flow hedging derivatives.

Cash and Cash Equivalents

Cash and cash equivalents increased $465 million, or 160%, ending at $756 million at September 30, 2025 compared to $291 million at December 31, 2024, which was attributed to the previously mentioned maturity activity within the investment securities portfolio and deposit growth outpacing loan growth through the first nine months of 2025. The elevated cash levels currently held by Bancorp are also consistent with balance sheet management strategies implemented in preparation for approaching the $10 billion regulatory threshold.

Investment Securities

The primary purpose of the investment securities portfolio is to provide another source of interest income, as well as a tool for liquidity management. In managing the composition of the balance sheet, Bancorp seeks a balance between earnings sources, credit and liquidity considerations.

Investment securities decreased $420 million, or 31%, to $941 million at September 30, 2025 compared to $1.36 billion at December 31, 2024. This decline was driven mainly by scheduled maturities within the treasury portfolio specifically, and to a lesser extent, normal pay down activity. Investment in the securities portfolio during the first nine months of 2025 consisted of purchasing short-term treasury securities to put excess liquidity to work and provide collateral to meet pledging requirements, while still offering the funding flexibility allowed by their short duration. Bancorp opted to let these short-term investments mature toward the end of the third quarter, providing liquidity to fund continued loan growth and the ability to strategically manage the balance sheet.

FHLB Stock

FHLB stock holdings decreased $886,000, or 4%, to $21 million at September 30, 2025 compared to $22 million at December 31, 2024. The increase was driven by fluctuations in FHLB borrowing activity during the first nine months of 2025, as FHLB members are required to hold certain levels of FHLB stock in relation to the amount of their borrowings. Bancorp’s reliance on overnight borrowings through the FHLB was gradually eliminated through the first nine months of 2025, consistent with substantial deposit growth. Bancorp’s FHLB stock holdings are expected to fluctuate consistent with borrowing activity from period to period.

Loans

Total loans increased $409 million, or 6%, from December 31, 2024 to September 30, 2025. The loan growth experienced during the first nine months of 2025 was well spread across loan categories, with CRE, residential real estate and C&I line of credit growth leading the way.

Total line of credit utilization has experienced steady improvement over the past several quarters, ending at 46.8% as of September 30, 2025 compared to 45.9% at December 31, 2024 and 43.2% at September 30, 2024. Similarly, utilization within the C&I portfolio improved to 36.8% at September 30, 2025 compared to 33.7% at December 31, 2024 and 31.8% at September 30, 2024, which was evidenced by the solid growth seen within the C&I line of credit segment of the loan portfolio.

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

CRE represents the largest segment of Bancorp’s loan portfolio, totaling $3.04 billion, or 44%, of total loans as of September 30, 2025. While a combination of sustained higher interest rates and rising central business district vacancies across the country have created credit and collateral concerns within the CRE sector generally over the past few years, Bancorp believes the quality of its CRE portfolio, and the overall loan portfolio, remains solid.

Office building exposure, which is a sub-segment of CRE and perceived to be of particular risk in the current environment, is a smaller component of Bancorp’s loan portfolio, totaling $604 million, or 9%, of total loans as of September 30, 2025. Approximately $252 million, or 42%, of Bancorp’s office building exposure is medical-related, which in management’s opinion presents reduced risk compared to other CRE uses. In addition, approximately $326 million, or 54%, of the office building exposure is owner-occupied and is generally accompanied by a full commercial banking relationship. This sub-segment is concentrated in Bancorp’s primary markets, with no exposure to large office towers and minimal exposure to central business districts, and continues to perform well with minimal substandard/non-accrual and past due loans as of September 30, 2025.

Bancorp occasionally enters into loan participation agreements with other banks to diversify credit risk. For certain participation loans sold, Bancorp has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their ownership share of the loan without permission from Bancorp. GAAP requires the participated portion of these loans to be recorded as secured borrowings. These participated loans are included in the C&I and CRE loan portfolio segments with a corresponding liability recorded in other liabilities. At both September 30, 2025 and December 31, 2024, the total participated portion of loans of this nature totaled $2 million.

The following table presents the maturity distribution (based on contractual maturity) and rate sensitivity of the total loan portfolio as of September 30, 2025:

	Maturity
September 30, 2025 (in thousands)	Within one year	After one but within five years	After five but within fifteen years	Ater fifteen years	Total	% of Total
Fixed rate	$359,485	$2,221,694	$867,132	$964,398	$4,412,709	64%
Variable rate	743,201	1,115,947	623,016	34,583	2,516,747	36%
Total loans	$1,102,686	$3,337,641	$1,490,148	$998,981	$6,929,456	100%

In the event where Bancorp structures a loan with a maturity exceeding five years, an automatic rate adjustment will typically be set in place at five years from origination date to limit interest rate sensitivity.

Non-performing Loans and Assets

Information summarizing non-performing loans and assets follows:

(dollars in thousands)	September 30, 2025	December 31, 2024

Non-accrual loans	$18,559	$21,727
Modifications to borrowers experiencing financial difficulty	-	-
Loans past due 90 days or more and still accruing	100	487
Total non-performing loans	18,659	22,214

Other real estate owned	190	10
Total non-performing assets	$18,849	$22,224

Non-performing loans to total loans	0.27%	0.34%
Non-performing assets to total assets	0.20%	0.25%
ACL for loans to total non-performing loans	494%	391%

As of September 30, 2025, non-accrual loans totaled $19 million compared to $22 million at December 31, 2024. The decrease in total non-accrual loans between December 31, 2024 and September 30, 2025 stemmed mainly from the payoff of two CRE relationships during the first quarter and the paydown of another during the second quarter.

Non-performing assets as of September 30, 2025 consisted of approximately 90 loans, ranging in individual amounts up to $4 million, and one residential real estate property held as OREO.

Delinquent Loans

Delinquent loans (consisting of all loans 30 days or more past due) totaled $32 million at both September 30, 2025 and December 31, 2024. Delinquent loans to total loans were 0.47% and 0.50% at September 30, 2025 and December 31, 2024, respectively.

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

Bancorp’s ACL for loans was $92 million as of September 30, 2025 compared to $87 million as of December 31, 2024. Provision expense for credit losses on loans of $4.7 million was recorded for the nine months ended September 30, 2025, consistent with strong loan growth, changes in the FRB’s national unemployment forecast, increased specific reserves and annual CECL model updates. Further, net recoveries of $517,000 were recorded for the nine months ended September 30, 2025, serving to increase the ACL for loans.

The ACL for loans calculation and resulting credit loss expense is significantly impacted by changes in forecasted economic conditions. Should the forecast for economic conditions change, Bancorp could experience further adjustments in its required ACL for loans.

The following table sets forth the ACL by category of loan:

	September 30, 2025			December 31, 2024
(dollars in thousands)	Allocated Allowance	% of Total ACL on loans	ACL for loans to Total Loans	Allocated Allowance	% of Total ACL on loans	ACL for loans to Total Loans

Commercial real estate - non-owner occupied	$14,318	16%	0.73%	$13,935	16%	0.76%
Commercial real estate - owner occupied	12,882	14%	1.18%	10,192	12%	1.02%
Total commercial real estate	27,200	30%	0.89%	24,127	28%	0.85%

Commercial and industrial - term	20,823	23%	2.41%	21,284	25%	2.41%
Commercial and industrial - lines of credit	8,546	9%	1.37%	6,496	7%	1.17%
Total commercial and industrial	29,369	32%	1.97%	27,780	32%	1.93%

Residential real estate - owner occupied	14,795	16%	1.69%	14,468	17%	1.80%
Residential real estate - non-owner occupied	4,552	5%	1.15%	5,154	6%	1.35%
Total residential real estate	19,347	21%	1.53%	19,622	23%	1.65%

Construction and land development	11,221	12%	1.66%	10,981	13%	1.76%
Home equity lines of credit	1,377	2%	0.51%	1,277	1%	0.52%
Consumer	2,910	3%	2.07%	2,531	3%	1.75%
Leases	436	0%	2.36%	370	0%	2.38%
Credit cards	300	0%	1.07%	255	0%	1.04%
Total	$92,160	100%	1.33%	$86,943	100%	1.33%

The table below details net charge-offs to average loans outstanding by category of loan for the three and nine month periods ended September 30, 2025 and 2024, respectively.

	2025			2024
Three months ended September 30, (dollars in thousands)	Net (charge offs)/ recoveries	Average Loans	Net (charge offs)/ recoveries to average loans	Net (charge offs)/ recoveries	Average Loans	Net (charge offs)/ recoveries to average loans

Commercial real estate - non-owner occupied	$-	$1,964,277	0.00%	$18	$1,669,466	0.00%
Commercial real estate - owner occupied	17	1,048,426	0.00%	-	946,239	0.00%
Total commercial real estate	17	3,012,703	0.00%	18	2,615,705	0.00%

Commercial and industrial - term	107	859,260	0.01%	(591)	866,705	-0.07%
Commercial and industrial - lines of credit	-	627,858	0.00%	-	501,374	0.00%
Total commercial and industrial	107	1,487,118	0.01%	(591)	1,368,079	-0.04%

Residential real estate - owner occupied	(81)	860,371	-0.01%	(291)	766,574	-0.05%
Residential real estate - non-owner occupied	2	391,677	0.00%	7	373,434	0.00%
Total residential real estate	(79)	1,252,048	-0.01%	(284)	1,140,008	-0.03%

Construction and land development	-	671,439	0.00%	-	630,845	0.00%
Home equity lines of credit	-	266,789	0.00%	(100)	230,053	0.00%
Consumer	(145)	141,097	-0.10%	(86)	147,447	-0.06%
Leases	-	16,501	0.00%	-	17,008	0.00%
Credit cards	(12)	25,864	-0.05%	(94)	25,164	-0.37%
Total	$(112)	$6,873,559	0.00%	$(1,137)	$6,174,309	-0.02%

	2025			2024
Nine months ended September 30, (dollars in thousands)	Net (charge offs)/ recoveries	Average Loans	Net (charge offs)/ recoveries to average loans	Net (charge offs)/ recoveries	Average Loans	Net (charge offs)/ recoveries to average loans

Commercial real estate - non-owner occupied	$26	$1,912,089	0.00%	$51	$1,625,903	0.00%
Commercial real estate - owner occupied	(21)	1,027,927	0.00%	49	932,038	0.01%
Total commercial real estate	5	2,940,016	0.00%	100	2,557,941	0.00%

Commercial and industrial - term	1,207	877,183	0.14%	(126)	865,401	-0.01%
Commercial and industrial - lines of credit	-	594,547	0.00%	204	467,513	0.04%
Total commercial and industrial	1,207	1,471,730	0.08%	78	1,332,914	0.01%

Residential real estate - owner occupied	(74)	836,390	-0.01%	(292)	740,579	-0.05%
Residential real estate - non-owner occupied	(1)	387,559	0.00%	7	366,270	0.00%
Total residential real estate	(75)	1,223,949	-0.01%	(285)	1,106,849	-0.03%

Construction and land development	-	662,466	0.00%	-	580,720	0.00%
Home equity lines of credit	(10)	258,742	0.00%	(98)	220,764	0.00%
Consumer	(495)	141,957	-0.35%	(241)	146,168	-0.16%
Leases	-	15,772	0.00%	-	16,518	0.00%
Credit cards	(115)	25,686	-0.45%	(160)	24,492	-0.65%
Total	$517	$6,740,318	0.01%	$(606)	$5,986,366	-0.01%

While separate from the ACL for loans and recorded in other liabilities on the consolidated balance sheets, the ACL for off balance sheet credit exposures experienced an increase between December 31, 2024 and September 30, 2025. Provision expense of $350,000 was recorded for off balance sheet credit exposures for the nine months ended September 30, 2025, driven by increased availability associated with new line production, particularly within the C&D segment. The ACL for off balance sheet credit exposures totaled $7.1 million and $6.8 million as of September 30, 2025 and December 31, 2024.

Premises and Equipment

Premises and equipment are presented on the consolidated balance sheets net of related depreciation on the respective assets, as well as fair value adjustments associated with purchase accounting. Premises and equipment increased $3.5 million, or 3%, between December 31, 2024 and September 30, 2025. Bancorp’s branch network currently consists of 73 locations throughout Louisville, central, eastern and northern, Kentucky, as well as the Indianapolis, Indiana and Cincinnati, Ohio markets.

Premises held for sale totaling $1.7 million and $2.3 million was recorded on Bancorp’s consolidated balance sheets as of September 30, 2025 and December 31, 2024, respectively. The decrease during the first nine months of 2025 was attributed to the sale of a former administrative building owned through a prior acquisition during the second quarter. Premises held for sale consisted of three vacant parcels of land and one former branch location as of September 30, 2025.

BOLI

Bank-owned life insurance assets increased to $91 million at September 30, 2025, compared to $89 million at December 31, 2024, due to general appreciation of the cash surrender values within the policy plans experienced during the nine month period ended September 30, 2025.

Goodwill

At September 30, 2025 and December 31, 2024, Bancorp had $194 million in goodwill recorded on its balance sheet. Goodwill of $58 million and $123 million is attributed to the acquisitions of CB and KB in 2022 and 2021, respectively. Additionally, goodwill totaling $12 million and $682,000 is attributed to the acquisitions of KSB and Austin State Bank in 2019 and 1996, respectively. The acquisition of TBOC in 2013 resulted in a bargain purchase gain.

Events that may trigger goodwill impairment include deterioration in economic conditions, a decline in market-dependent multiples or metrics (i.e. stock price declining below tangible book value), negative trends in overall financial performance and regulatory actions. At September 30, 2025, Bancorp performed its annual qualitative assessment to determine if it was more-likely-than-not that the fair value of the reporting units exceeded their carrying value, including goodwill. The qualitative assessment indicated that it was not more-likely-than-not that the carrying value of the reporting units exceeded their fair value.

Core Deposit and Customer List Intangibles

CDIs and CLIs arising from business acquisitions are initially measured at fair value and are then amortized on an accelerated method based on their useful lives. As of September 30, 2025 and December 31, 2024, Bancorp’s CDI assets totaled $7.3 million and $9.0 million, respectively, and are attributed entirely to the Commercial segment. As of September 30, 2025 and December 31, 2024, Bancorp’s CLI assets were $5.8 million and $6.8 million, respectively, and attributed entirely to the WM&T segment.

Other Assets and Other Liabilities

Other assets decreased $7 million, or 2%, to $302 million between December 31, 2024 and September 30, 2025. Other liabilities decreased $45 million, or 17%, to $214 million over the same period. The decrease in other assets was associated mainly with declines in DTAs and interest rate swap assets driven by changes in the interest rate environment generally, which were only partially offset by additional tax credit investments. The decrease in other liabilities was driven largely by a reduction in accrued tax credit investment contributions, which are made according to scheduled contractual commitments related to the respective investments.

Deposits

Total deposits increased $478 million, or 7%, from December 31, 2024 to September 30, 2025. Interest bearing deposits increased $345 million, or 6%, tied primarily to the success of deposit promotions during the first quarter, which more than offset declines in interest bearing demand and money market deposits. While non-interest bearing deposits increased $133 million, or 9%, as of period end, average non-interest bearing deposits decreased $23 million, or 2%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

Bancorp continues to experience a shift in the deposit portfolio mix, as customers have sought higher-yielding alternatives in the current interest rate environment. While the cost of interest-bearing deposits has moderated in recent quarters, the cost of total deposits (including non-interest deposits) increased to 2.04% from 1.99% for the nine months ended September 30, 2025 compared to the same period of the prior year, as higher-costing time deposits have become a larger percentage of the total deposit portfolio. Bancorp is cautious regarding deposit costs due to potential deposit pricing pressure/competition and the continued shift in deposit mix.

During the current year, Bancorp implemented ICS (insured cash sweep), a new deposit product offering for larger depositors that require collateralization. This product was added to the portfolio of offerings to allow flexibility for both liquidity needs and strategic balance sheet management, as we continue to grow towards $10 billion in total assets. ICS allows us to provide the necessary collateralization for public funds clients and other larger depositors in the form of a reciprocal network of other banks, which effectively spreads large deposit balances amongst enough participating banks to achieve FDIC coverage for each client. In turn, we receive deposits from other banks, helping them to achieve a similar goal. As collateral is provided to our clients through this network, the investments securities we would have otherwise had to pledge as collateral are now unrestricted from a liquidity perspective.

Additionally, the ICS network provides a one-way sell service, which will enable us to move large deposit balances off balance sheet temporarily by sending an equivalent amount of cash to the same network of participating banks. In this scenario, we do not receive any deposits, effectively helping us lower total assets (and total liabilities by lowering total deposits) to remain under the $10 billion threshold. Such activity occurs overnight and the deposits (and cash) are brought back on balance sheet the next day.

While both the reciprocal and one-way sell services offered by the ICS network may be utilized by Bancorp, the deposit customers of the Bank remain our customers. ICS effectively sweeps balances back and forth, so customers are minimally affected by the operational requirements and are provided the security of FDIC coverage.

Securities Sold Under Agreements to Repurchase

SSUAR declined $90 million, or 55%, between December 31, 2024 and September 30, 2025, driven mainly by a small number of clients within the product switching into other deposit offerings, primarily the previously mentioned ICS offering.

SSUAR represent a funding source of Bancorp and are used by commercial customers in conjunction with collateralized corporate cash management accounts. Such repurchase agreements are considered financing agreements and mature within one business day from the transaction date. At September 30, 2025 and December 31, 2024, all of these financing arrangements had overnight maturities and were secured by government sponsored enterprise obligations and government agency mortgage-backed securities that were owned and controlled by Bancorp.

SSUAR are collateralized by securities and are treated as financings; accordingly, the securities involved with the agreements are recorded as assets and are held by a safekeeping agent and the obligations to repurchase the securities are reflected as liabilities. All securities underlying the agreements are under Bancorp’s control.

Federal Funds Purchased

FFP and other short-term borrowing balances were relatively flat between December 31, 2024 and September 30, 2025, increasing $204,000, or 3%. At September 30, 2025, FFP related mainly to excess liquidity held by downstream correspondent bank customers of Bancorp.

Subordinated Debentures

Bancorp owns the following unconsolidated trust subsidiaries: Commonwealth Statutory Trust III, Commonwealth Statutory Trust IV and Commonwealth Statutory Trust V. The sole assets of the trust subsidiaries represent the proceeds of offerings loaned in exchange for subordinated debentures with similar terms to the TPS. The TPS are treated as part of Tier 1 Capital. The subordinated note and related interest expense are included in Bancorp’s consolidated financial statements. The subordinated notes are currently redeemable at Bancorp’s option on a quarterly basis. As of September 30, 2025 and December 31, 2024, subordinated notes totaled $27 million, respectively.

FHLB Advances

FHLB advances outstanding totaled $300 million at both September 30, 2025 and December 31, 2024, and consisted entirely of a $300 million three-month rolling advance that is hedged with four separate interest rate swaps (cash flow hedges) entered into in an effort to secure longer-term funding at more attractive rates. For more information related to the interest rate swaps noted above, see the footnote titled, “Derivative Financial Instruments.”

Average FHLB advances decreased $37 million, or 9%, for the nine months ended September 30, 2025 compared to the same period of the prior year. The utilization of overnight borrowings in the current year was virtually eliminated after the first quarter as deposit growth and investment maturities provided significant liquidity during the second and third quarters. No overnight borrowings were outstanding as of September 30, 2025, nor December 31, 2024.

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

Bancorp’s most liquid assets are comprised of cash and due from banks, FFS and AFS debt securities. FFS and interest bearing deposits totaled $672 million and $212 million at September 30, 2025 and December 31, 2024, respectively. The increase experienced for the nine months of 2025 was attributed largely to deposit growth associated with successful deposit promotions and maturity activity within the investment securities portfolio. FFS normally have overnight maturities while interest-bearing deposits in banks are accessible on demand. These investments are generally used for daily liquidity purposes.

The fair value of the AFS debt security portfolio was $738 million and $990 million at September 30, 2025 and December 31, 2024, respectively. The decrease in AFS debt security portfolio for the first nine months of 2025 was attributed mainly to scheduled treasury maturities, and to a lesser extent, normal amortization. The investment portfolio (HTM and AFS) includes total cash flows on amortizing debt securities of approximately $178 million (based on assumed prepayment speeds and contractual maturities as of September 30, 2025) expected over the next 12 months. Combined with FFS and interest bearing deposits from banks, AFS debt securities offer substantial resources to meet either loan growth or reductions in Bancorp’s deposit funding base. Bancorp pledges portions of its investment securities portfolio to secure public funds, cash balances of certain WM&T accounts and SSUAR. At September 30, 2025, the total carrying value of investment securities pledged for these purposes comprised 60% of the debt securities portfolio, leaving approximately $373 million of unpledged debt securities, compared to 63% and $508 million at December 31, 2024.

Bancorp’s deposit base consists mainly of core deposits, which are defined as demand, savings, and money market deposit accounts, time deposits less than or equal to $250,000, and excludes public funds and brokered deposits. At September 30, 2025, such deposits totaled $6.56 billion and represented 86% of Bancorp’s total deposits, as compared with $6.14 billion, or 86% of total deposits at December 31, 2024. Because these core deposits are less volatile and are often tied to other products of Bancorp through long lasting relationships, they are not expected to place undue pressure on liquidity.

As of September 30, 2025 and December 31, 2024, Bancorp held no brokered deposits.

Included in total deposit balances at September 30, 2025 are $519 million in public funds generally comprised of accounts with local government agencies and public school districts in the markets in which Bancorp operates. At December 31, 2024, public funds deposits totaled $663 million. The decrease experienced during the first nine months of 2025 was attributed to normal seasonal public funds run-off.

Bancorp is a member of the FHLB of Cincinnati. As a member of the FHLB, Bancorp has access to credit products of the FHLB. Bancorp views these borrowings as a potential low cost alternative to brokered deposits. At September 30, 2025 and December 31, 2024, available credit from the FHLB totaled $1.44 billion and $1.25 billion, respectively. Bancorp also had unsecured FFP lines with correspondent banks totaling $80 million at both September 30, 2025 and December 31, 2024, respectively.

During the normal course of business, Bancorp enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through Bancorp’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of Bancorp’s liquidity.

Bancorp’s principal source of cash is dividends paid to it as the sole shareholder of the Bank. As discussed in the Footnote titled “Commitments and Contingent Liabilities,” as of January 1st of any year, the Bank may pay dividends in an amount equal to the Bank’s net income of the prior two years less any dividends paid for the same two years. At September 30, 2025, the Bank could pay an amount equal to $235 million in dividends to Bancorp without regulatory approval subject to ongoing capital requirements of the Bank.

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

Bancorp provides customers with off-balance sheet credit support through loan commitments and standby letters of credit. Unused loan commitments decreased $29 million, or 1%, as of September 30, 2025 compared to December 31, 2024, largely as a result of a decrease in future loan commitments.

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

The ACL for off balance sheet credit exposures, which is separate from the ACL for loans and recorded in other liabilities on the consolidated balance sheets, was $7.1 million as of September 30, 2025 and $6.8 million December 31, 2024, respectively. Provision expense of $350,000 was recorded for off balance sheet credit exposures for the nine months ended September 30, 2025, driven by increased availability associated with new line production, particularly within the C&D segment.

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

Capital

At September 30, 2025, stockholders’ equity totaled $1.04 billion, representing an increase of $101 million, or 11%, compared to December 31, 2024, as net income of $103.5 million and an $23.5 million improvement in AOCI was offset by $27.7 million of dividends declared during the first nine months of 2025. The improvement in AOCI was associated with changes in the interest rate environment and the corresponding impact on the valuation of the AFS debt securities portfolio and cash flow hedging derivatives. See the “Condensed Consolidated Statement of Changes in Stockholders’ Equity” for further detail of changes in equity.

Bancorp’s TCE ratio and tangible book value per share, both non-GAAP disclosures, experienced improvement between December 31, 2024 and September 30, 2025, which stemmed largely from recording net income of $103.5 million. TCE was 9.16% at September 30, 2025 compared to 8.44% at December 31, 2024, while tangible book value per share was $28.30 at September 30, 2025, compared to $24.82 at December 31, 2024. See the section titled “Non-GAAP Financial Measures” for reconcilement of non-GAAP to GAAP measures.

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

Capital ratios as of September 30, 2025 increased compared December 31, 2024, as a result of strong operating results, which helped offset risk-weighted asset growth within the loan portfolio. Bancorp continues to exceed the regulatory requirements for all calculations. Bancorp and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB and the FDIC, in addition to the capital conservation buffer.

Banking regulators have categorized the Bank as well-capitalized. To meet the definition of well-capitalized for prompt corrective action requirements, a bank must have a minimum 6.5% Common Equity Tier 1 Risk-Based Capital ratio, 8.0% Tier 1 Risk-Based Capital ratio, 10.0% Total Risk-Based Capital ratio and 5.0% Tier 1 Leverage ratio.

Additionally, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, Bancorp and the Bank must hold a 2.5% capital conservation buffer composed of Common Equity Tier 1 Risk-Based Capital above the minimum risk-based capital requirements for the Common Equity Tier 1 Risk-Based Capital ratio, Tier 1 Risk-Based Capital ratio and Total Risk-Based Capital ratio necessary to be considered adequately-capitalized. At September 30, 2025, the adequately-capitalized minimums, including the capital conservation buffer, were a 7.0% Common Equity Tier 1 Risk-Based Capital ratio, 8.5% Tier 1 Risk-Based Capital ratio and 10.5% Total Risk-Based Capital ratio.

As previously noted, Bancorp is the 100% owner of three unconsolidated trust subsidiaries. The sole assets of the trust subsidiaries represent the proceeds of offerings loaned in exchange for subordinated debentures with similar terms to the TPS. The TPS are treated as part of Tier 1 Capital. The subordinated note and related interest expense are included in Bancorp’s consolidated financial statements. The subordinated notes are currently redeemable at Bancorp’s option on a quarterly basis. As of September 30, 2025 and December 31, 2024, subordinated notes totaled $27 million, respectively.

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

Non-GAAP Financial Measures

The following table provides a reconciliation of total stockholders’ equity in accordance with GAAP to tangible stockholders’ equity (TCE), a non-GAAP disclosure. Bancorp provides the TCE per share, a non-GAAP measure, in addition to those defined by banking regulators, based on its widespread use by investors as a means to evaluate capital adequacy:

(dollars in thousands, except per share data)	September 30, 2025	December 31, 2024

Total stockholders' equity - GAAP (a)	$1,041,144	$940,476
Less: Goodwill	(194,074)	(194,074)
Less: Core deposit and other intangibles	(13,074)	(15,818)
Tangible common equity - Non-GAAP (c)	$833,996	$730,584

Total assets - GAAP (b)	$9,307,376	$8,863,419
Less: Goodwill	(194,074)	(194,074)
Less: Core deposit and other intangibles	(13,074)	(15,818)
Tangible assets - Non-GAAP (d)	$9,100,228	$8,653,527

Total stockholders' equity to total assets - GAAP (a/b)	11.19%	10.61%
Tangible common equity to tangible assets - Non-GAAP (c/d)	9.16%	8.44%

Total shares outstanding (e)	29,474	29,431

Book value per share - GAAP (a/e)	$35.32	$31.96
Tangible common equity per share - Non-GAAP (c/e)	28.30	24.82

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

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2025	2024	2025	2024

Total non-interest expenses (a)	$53,831	$48,452	$157,558	$146,522

Total net interest income, FTE	$77,119	$65,064	$221,315	$187,344
Total non-interest income	24,476	24,797	71,820	71,723
Total revenue - Non-GAAP (b)	$101,595	$89,861	$293,135	$259,067
Less: Gain/loss on sale of premises and equipment	-	59	(74)	39
Total adjusted revenue - Non-GAAP (c)	$101,595	$89,920	$293,061	$259,106

Efficiency ratio - Non-GAAP (a/b)	52.99%	53.92%	53.75%	56.56%
Adjusted efficiency ratio - Non-GAAP (a/c)	52.99%	53.88%	53.76%	56.55%

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.

Information required by this item is included in Part I Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4.   Controls and Procedures.

Stock Yards Bancorp, Inc.’s management, under the supervision and with the participation of the Chief Executive Officer (who is the principal executive officer) and Chief Financial Officer (who is the principal financial officer), evaluated the effectiveness of Bancorp’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2025. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, Bancorp’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2025, Bancorp’s disclosure controls and procedures were effective.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

The following table shows information relating to the repurchase of shares of common stock by Bancorp during the three months ended September 30, 2025.

	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Average price paid per share	Maximum number of shares that may yet be purchased under the plans or programs

July 1 - July 31	—	$—	—	$—
August 1- August 31	2,448	78.19	—	—
September 1 - September 30	1,738	63.92	—	—

Total	4,186	$72.27	—	$—	1,000,000

(1)	Shares repurchased during the three month period ended September 30, 2025 represent shares withheld to pay taxes due.

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

Item 5. Other Information

(c) During the three months ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.   Exhibits.

The following exhibits are filed or furnished as a part of this report:

Exhibit Number	Description of exhibit
10.1	Form of Performance-Vested Stock Unit Grant Agreement

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

101

The following materials from Stock Yards Bancorp Inc.’s Form 10-Q Report for the quarterly period ended September 30, 2025 formatted in inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from Stock Yards Bancorp Inc.’s Form 10-Q Report for the quarterly period ended September 30, 2025 formatted in inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STOCK YARDS BANCORP, INC. (Registrant)

Date: November 5, 2025	By:	/s/ James A. Hillebrand
James A. Hillebrand
Chairman and CEO (Principal Executive Officer)

Date: November 5, 2025		/s/ T. Clay Stinnett
T. Clay Stinnett
EVP, Treasurer and CFO (Principal Financial Officer)