Form 10-K
period 2025-12-31
Stock Yards Bancorp, Inc.
filed 2026-02-26
CIK 835324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was $2,232,422,008.

The number of shares of the registrant’s Common Stock, no par value, outstanding as of January 30, 2026, was 29,478,930.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2026 are incorporated by reference into Part III of this Form 10-K.

GLOSSARY OF ABBREVIATIONS AND ACRONYMS

The acronyms and abbreviations identified in alphabetical order below are used throughout this Annual Report on Form 10-K:

Acronym or Term	Definition	Acronym or Term	Definition	Acronym or Term	Definition
ACH	Automatic Clearing House	EPS	Earnings Per Share	Nasdaq	The Nasdaq Stock Market, LLC
AFS	Available for Sale	ESG	Environmental, Social and Governance	NIM	Net Interest Margin (FTE)
AI	Artificial intelligence	ETR	Effective Tax Rate	NPV	Net Present Value
APIC	Additional paid-in capital	EVP	Executive Vice President	Net Interest Spread	Net Interest Spread (FTE)
ACL	Allowance for Credit Losses	FASB	Financial Accounting Standards Board	NM	Not Meaningful
AOCI	Accumulated Other Comprehensive Income	FDIC	Federal Deposit Insurance Corporation	OAEM	Other Assets Especially Mentioned
ASC	Accounting Standards Codification	FFP	Federal Funds Purchased	OREO	Other Real Estate Owned
ASU	Accounting Standards Update	FFS	Federal Funds Sold	PPP	SBA Paycheck Protection Program
ATM	Automated Teller Machine	FFTR	Federal Funds Target Rate	PV	Present Value
AUM	Assets Under Management	FHA	Federal Housing Authority	PCD	Purchased Credit Deteriorated
Bancorp / the Company	Stock Yards Bancorp, Inc.	FHC	Financial Holding Company	PD	Probability of Default
Bank / SYB	Stock Yards Bank & Trust Company	FHLB	Federal Home Loan Bank of Cincinnati	Prime	The Wall Street Journal Prime Interest Rate
BOLI	Bank Owned Life Insurance	FHLMC	Federal Home Loan Mortgage Corporation	Provision	Provision for Credit Losses
BP	Basis Point - 1/100th of one percent	FICA	Federal Insurance Contributions Act	PSU	Performance Stock Unit
C&D	Construction and Land Development	FNMA	Federal National Mortgage Association	ROA	Return on Average Assets
Captive	SYB Insurance Company, Inc.	FRB	Federal Reserve Bank	ROE	Return on Average Equity
C&I	Commercial and Industrial	FTE	Fully Tax Equivalent	RSA	Restricted Stock Award
CB	Commonwealth Bancshares, Inc. and Commonwealth Bank & Trust Company	GAAP	United States Generally Accepted Accounting Principles	RSU	Restricted Stock Unit
CD	Certificate of Deposit	GLB	Gramm-Leach-Bliley Act	SAR	Stock Appreciation Right
CDI	Core Deposit Intangible	GNMA	Government National Mortgage Association	SBA	Small Business Administration
CECL	Current Expected Credit Loss (ASC-326)	HELOC	Home Equity Line of Credit	SEC	Securities and Exchange Commission
CEO	Chief Executive Officer	HTM	Held to Maturity	SOFR	Secured Overnight Financing Right
CFO	Chief Financial Officer	ICS	Insured Cash Sweep	SSUAR	Securities Sold Under Agreements to Repurchase
CFPB	Consumer Financial Protection Bureau	ITM	Interactive Teller Machine	SVP	Senior Vice President
CLI	Customer List Intangible	KB	Kentucky Bancshares, Inc. and Kentucky Bank	TBA	To Be Annouced
CRA	Community Reinvestment Act	KSB	King Bancorp, Inc. and King Southern Bank	TBOC	The Bank Oldham County
CRE	Commercial Real Estate	LGD	Loss Given Default	TCE	Tangible Common Equity
DCF	Discounted Cash Flow	Loans	Loans and Leases	TPS	Trust Preferred Securities
DTA	Deferred Tax Asset	MBS	Mortgage Backed Securities	VA	U.S. Department of Veterans Affairs
DTL	Deferred Tax Liability	MSA	Metropolitan Statistical Area	WM&T	Wealth Management and Trust
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act	MSRs	Mortgage Servicing Rights	VA	U.S. Department of Veterans Affairs

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

SYB, established in 1904, is a state-chartered non-member financial institution that provides services in Louisville, central, eastern and northern Kentucky, as well as the Indianapolis, Indiana and Cincinnati, Ohio metropolitan markets through 75 full service banking center locations. The Bank is registered with, and subject to supervision, regulation and examination by the FDIC and the Kentucky Department of Financial Institutions.

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

General Business Overview

As is the case with most banks, our primary revenue sources are net interest income and fee income from various financial services provided to customers. Net interest income is the difference between interest income earned on loans, investment securities and other interest earning assets less interest expense on deposit accounts and other interest bearing liabilities. Loan volume and interest rates earned on those loans are critical to overall profitability. Similarly, deposit volume is crucial to funding loans and rates paid on deposits directly impact profitability. New business volume is influenced by economic factors including market interest rates, business spending, consumer confidence and competitive conditions within the marketplace, as well as Bancorp’s strong sales focus. Net interest income accounted for 76% of our total revenues, defined as net interest income plus non-interest income, for the year ended December 31, 2025, compared to 73% for both the years ended December 31, 2024 and 2023, respectively.

Fee income, or non-interest income, is a significant component of our business. Non-interest income represented 24% of total revenues for the year ended December 31, 2025, compared to 27% for both the years ended December 31, 2024 and 2023, respectively, demonstrating the value of the diversified revenue streams created by our broad product offerings in addition to income provided by the principal banking activities described above. Our non-interest income is driven by WM&T activities, deposit service charges, debit and credit card services, treasury management services, mortgage banking services, brokerage services and other ancillary activities of the Bank. WM&T revenue, which is our largest source of non-interest income, constituted 44%, 45% and 43% of total non-interest income for the years ended December 31, 2025, 2024 and 2023, respectively.

Bancorp is divided into two reportable segments. Commercial Banking and WM&T:

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

Key components of our strategy include the following:

Continue to focus on customer relationships and our community banking model – We believe that our reputation, expertise and relationship-based approach to banking enables us to establish long-lasting, full-service customer relationships. We work to leverage our relationships with existing customers by offering a wide range of products and services that are tailored to their needs and financial goals. Attracting and retaining high-quality relationship managers and providing them with the tools necessary for success is crucial to maintaining and strengthening the relationships we have with both existing and prospective customers. Our commitment to fostering both new and existing relationships, along with continued investment in the communities we serve, has been essential to our success since our founding in 1904.

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

We expanded our branch network in 2025, adding full-service locations in Bardstown, Kentucky and Liberty Township, Ohio, which expanded our footprint both south of Louisville and in our existing Cincinnati, Ohio market. Additional new branch locations are planned for 2026, serving as evidence of our commitment to organic growth.

On December 1, 2025, we announced the appointment of a new market president in Bowling Green, Kentucky, representing organic expansion into the south-central part of the state, consistent with our long-term growth strategies. This appointment and the subsequent development of our team in this new market will provide yet another runway for future growth and allow us to serve the growing communities of south-central Kentucky.

Strategic acquisition activity over the past several years has also expanded our footprint across the state of Kentucky while also building upon our market share in our home market of Louisville. This activity has provided solid growth opportunities and a larger platform for future expansion, allowing us to deliver broader product offerings, increased lending capabilities and a larger branch network to the communities we serve.

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

Our efficiency ratio (FTE) for the years ended December 31, 2025, 2024 and 2023 was 53.41%, 56.20% and 55.23%, respectively, representing our commitment to effective cost oversight and management.

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

At December 31, 2025, the Bank had 1,123 full-time equivalent employees. Approximately 70% of Bancorp’s employees are located in the home market of Louisville, Kentucky, while 17%, 5%, 7% and less than 1% are located the central Kentucky, Indianapolis, Indiana, Cincinnati, Ohio and south-central Kentucky markets, respectively. None of Bancorp’s employees are subject to a collective bargaining agreement and Bancorp has never experienced a work stoppage.

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

As a testament to the strong culture, inclusive environment and numerous benefits Bancorp is committed to providing its employees, in November of 2025, we were recognized by American Banker as one of the “Best Banks to Work For,” for the fifth consecutive year. This program evaluates employee satisfaction, as well as the policies and employee benefits of each institution. We were honored to be one of only 90 banks in the country to make the list for 2025.

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

Executive Officers

Name and Age	Position and Office Held with
of Executive Officer	Bancorp and the Bank
James A. Hillebrand	Chairman and CEO of Bancorp and SYB
Age 57
Philip S. Poindexter	President of Bancorp and SYB; Director of Bancorp and SYB
Age 59
T. Clay Stinnett	EVP, Treasurer and CFO of Bancorp and SYB
Age 52
Michael J. Croce	EVP and Director of Retail Banking of SYB
Age 56
William M. Dishman III*	EVP and Chief Credit Officer of SYB
Age 62
Michael V. Rehm	EVP and Chief Lending Officer of SYB
Age 61
Shannon B. Budnick	EVP and Director of WM&T Division of SYB
Age 54

*William M. Dishman III is scheduled to transition from his roles as EVP and Chief Credit Officer effective April 1, 2026, at which point William J. Otten will be promoted to those roles. Mr. Dishman will remain with Bancorp as a Senior Credit Officer after this transition until his official retirement date of October 15, 2026.

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

Additionally, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, Bancorp and the Bank must hold a 2.5% capital conservation buffer composed of Common Equity Tier 1 Risk-Based Capital above the minimum risk-based capital requirements for the Common Equity Tier 1 Risk-Based Capital ratio, Tier 1 Risk-Based Capital ratio and Total Risk-Based Capital ratio necessary to be considered adequately-capitalized. At December 31, 2025, the adequately-capitalized minimums, including the capital conservation buffer, were a 7.0% Common Equity Tier 1 Risk-Based Capital ratio, 8.5% Tier 1 Risk-Based Capital ratio and 10.5% Total Risk-Based Capital ratio.

As of December 31, 2025, Bancorp exceeded the requirements to be considered well-capitalized and those required to avoid limitations associated with the capital conservation buffer.

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

Interest rates have experienced significant volatility over the past several years. A rising rate environment that was driven by the FRB’s strategy to combat decades-high inflation via numerous, incremental rate increases over the course of 2022 and 2023 took the FFTR to a range of 5.25% - 5.50%, and Prime to 8.50%, by July of 2023. These levels were sustained until September of 2024, when the FRB began its attempt to engineer a “soft landing,” with several rate reductions that brought the FFTR to a range of 4.25% - 4.50%, and Prime to 7.50%, as of December 31, 2024.

The yield curve was challenged by flatness and/or inversion during 2025, with a semblance of steepness on the longest portion of the yield curve only beginning to be experienced towards the end of the year. Three consecutive 25 bps rate reductions from the FRB in September, October and December resulted in the FFTR falling to a range of 3.50% - 3.75%, and Prime to 6.75%, as of December 31, 2025.

The current economic outlook is regularly changing as new economic data becomes available. Recent projections indicate the potential for additional rate reductions in 2026. While NIM expansion was experienced in 2025, the previously mentioned yield curve challenges and pricing pressure/competition for both loans and deposits could continue to pose challenges to NIM and net interest spread expansion in 2026.

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

While the economic outlook for 2026 is generally positive, projecting modest growth, the FRB’s continued effort to navigate economic challenges, including stubborn inflation and a softening labor market, coupled with geopolitical and trade tensions, create a number of uncertainties heading into 2026. The impact that these factors, and any other developments, have on local, regional and national economic conditions could have a significant effect on our borrowers’ ability to meet contractual obligations.

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

Credit-related concerns stemming from the changing interest rate environment and contractual renewal and maturity activity may be experienced over the next year. Strong loan volumes were experienced during the historically low pandemic-era interest rate environment that began in 2020 and was marked by Prime falling to 3.25%, a level at which it remained until 2022. Given the standard five-year term often associated with many of our traditional lending facilities, a period of elevated interest rate risk for certain borrowers will continue in 2026, as notes originated or renewed during that period will either renew or mature in an interest rate environment that is now significantly higher, with Prime more than doubling since 2020 and standing at 6.75% as of December 31, 2025.

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

Income from WM&T constitutes approximately 44% of non-interest income. WM&T AUM are expressed in terms of market value, and a significant portion of fee income is based upon those values, which generally fluctuate consistent with overall capital markets. Any decline in the market value of WM&T AUM could have a meaningful impact on non-interest income and negatively affect our financial results.

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

Significant improvement in the overall loss position of our investment securities portfolio was experienced in 2025 as a result of changes in the interest rate environment and the corresponding impact on the market value of our investment securities portfolio. While this improvement benefitted other comprehensive income, and as a result, overall capital levels in 2025, the investment securities portfolio remains in an overall loss position and is still subject to the factors noted above.

Impairment of goodwill, other intangible assets or deferred tax assets could have an adverse impact on our financial condition and results of operations.

In accordance with GAAP, goodwill is not amortized but, instead, is subject to impairment testing on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. In the event that we conclude that all or a portion of our goodwill may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital. At December 31, 2025, Bancorp had goodwill of $194 million.

Bancorp’s intangible assets primarily relate to core deposits and customer relationships. Intangible assets with definite lives are amortized on an accelerated basis over their estimated life. Intangible assets, premises and equipment and other long-lived assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. In the event that we conclude that all or a portion of our intangible assets may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital. At December 31, 2025, Bancorp had intangible assets of $12 million.

In assessing the potential for realization of DTAs, management considers whether it is more likely than not that some portion or all of the DTAs will not be realized. Assessing the need for, or the sufficiency of, a valuation allowance requires management to evaluate all available evidence, both negative and positive, including whether future taxable income in sufficient amounts and character within the carryback and carryforward periods is available under tax law, including the use of tax planning strategies. We have concluded that, based on the level of positive evidence, it is more likely than not that at December 31, 2025 all DTAs will be realized. At December 31, 2025, Bancorp had DTAs totaling $45 million.

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

Organic expansion into new markets could adversely affect our business, financial condition and results of operations.

Organically expanding into new geographical markets presents unique challenges associated with brand awareness, talent acquisition and relationship building. It also exposes us to new economies and potentially different economic drivers. While these challenges can be approached with more gradual and measured strategies compared to entering a new market by acquisition, the success of organic expansion depends on our ability to find the appropriate personnel, successfully implement our community banking model and ensure continual fit with our strategic goals and high standards for performance. Failure to do so could adversely affect our business, financial condition and results of operations in addition to damaging Bancorp’s reputation as a premier community bank.

We began to expand our geographic footprint organically in 2025, announcing the appointment of a market president in December that will help lead our entry into the south-central Kentucky market. While we feel this expansion is a natural extension of our deep Kentucky roots, this strategic initiative represents entrance into a market that is new to Bancorp. As such, our ability to build brand recognition, develop and grow a talented team of relationship managers and implement our full-service, community banking model in a new market from the ground up will be key to successfully establishing ourselves in south-central Kentucky.

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

We’ve experienced a shift in the mix of our deposit portfolio over the past several years, consistent with a higher interest rate environment. Customers have moved from non-interest or low-interest bearing deposits into higher yielding options, particularly time deposits and money market offerings, which has driven a substantial increase in the cost of deposits and overall funding. Further, alternative investment options for customers holding excess levels of liquidity, such as treasury bonds, have resulted in a portion of deposit balances being invested with non-bank competitors, such as brokerages. While we have generally not experienced fallout within the customer base as a result, such activity impacts our overall deposit levels.

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

Policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. Because of the uncertainty surrounding judgments and estimates pertaining to these matters, there can be no assurances that actual our results will not differ from those estimates. See the section titled “Critical Accounting Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

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

During 2025, the disclosure of several large loan losses resulting from suspected fraud were made by a number of regional banks, creating broader fraud-based credit concerns for the banking industry generally. While fraud associated with more operationally-focused transactions, such as wire transfers, card fraud or check fraud typically involve smaller individual amounts and occur with more frequency, credit fraud stemming from the origination of loans to borrowers under false pretenses can drive substantial losses with just one occurrence. The inability to prevent such fraud through our underwriting and operational processes could negatively impact our business, results of operations and financial condition, as well as our overall reputation.

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

The development and use of generative artificial intelligence (AI) technology presents risks and challenges that may adversely impact our business, financial condition and results of operations.

We, or our third-party vendors, clients or counterparties may develop or incorporate AI technology into certain business processes, services or products. While we have established programs to manage our increasing exposure to AI, including processes for monitoring related risks, managing third party relationships, incident response, as well as employee awareness and education, the rapid adoption and broad use of AI across technological platforms and industries exposes us to growing and evolving risks that could adversely impact our business, financial condition and results of operations.

Generative AI models, whether developed or used internally or by third-parties, may produce output or take undesirable action, reflect biases included in any data or assumptions in which they are trained, disclose private or confidential information or otherwise operate in a harmful manner. To the extent use of such models, or AI technology generally, limits transparency or grows in complexity, any failure to understand, monitor or adapt to such technology could present unique risks to our operations and business.

Further, the legal and regulatory environment related to AI is uncertain and continually evolving, expanding to incorporate intellectual property, privacy, consumer protection, employment and other laws applicable to the use of AI. These laws and regulations could impact our implementation and use of AI technology, subject us to risk of non-compliance and legal or regulatory consequences, harm our reputation and increase costs related to prevention, mitigation or resolution of such issues.

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

We will be subject to increased regulation once our total consolidated assets exceed $10 billion as of any year-end.

As of December 31, 2025, Bancorp had total consolidated assets of $9.54 billion. However, should our total consolidated assets exceed $10 billion, we will become subject to increased regulatory requirements. These requirements include, but are not limited to, the following: (i) supervision, examination and enforcement by the CFPB with respect to consumer financial protection laws; (ii) enhanced methodologies for the determination of FDIC insurance assessments, which could result in higher assessment rates; (iii) limitations on interchange transaction fees for debit card transactions, which would reduce our interchange revenue; and (iv) adherence to enhanced regulatory and risk management frameworks.

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

Key provisions from the Tax Cuts and Jobs Act of 2017 were originally set to expire December 31, 2025. However, legislation enacted in 2025 by the current administration, namely the “One Big Beautiful Bill Act,” made many of these provisions permanent or extended them with modifications. While this has generally been perceived as a positive for tax policy, any political gridlock regarding the structure of tax policy, the expiration, renewal or reformation of current tax provisions, or the proposal of additional changes to the tax code could present challenges or necessitate strategic changes for our business. Further, such changes, or delays in making crucial tax policy decisions, could have adverse repercussions for both our business and that of our customers.

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

Companies have faced increased scrutiny from regulators, investors and other stakeholders related to their ESG practices and disclosure over the past several years. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights. Any increase in ESG-related compliance costs could result in increases to our overall operational costs.

While the current administration has a reduced focus on these practices and disclosures, future government regulations could result in new or more stringent forms of ESG oversight and the expansion of mandatory and voluntary reporting, diligence and disclosure. Additionally, concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts to mitigate those impacts. Failure to adapt or comply with related legislation, regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, financial condition and results of operations.

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

The price of our common stock can fluctuate widely in response to various factors, some of which are beyond our control, and we expect our stock price will continue to fluctuate in the future. Factors impacting the price of our common stock include, but are not limited to:

●	actual or anticipated variations in our quarterly results of operations;
●	recommendations or research reports about Bancorp, or the financial services industry in general, published by securities analysts;
●	the failure of securities analysts to cover, or continue covering, our business;
●	news reports relating to trends, concerns and other issues in the financial services industry or markets in general;
●	perceptions in the marketplace regarding Bancorp, or our reputation, competitors or other financial institutions;
●	actual or anticipated sales or issuance of our equity or equity-related securities;
●	our past and future dividend practices;
●	departure of our management team or other key personnel;
●	new technology used, or services offered, by competitors;
●	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;
●	failure to integrate acquisitions or realize the anticipated benefits of acquisitions;
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

Governance

Bancorp’s Credit and Risk Committee, which includes board of director representation, maintains a robust oversight framework for evaluating and managing risks associated with cybersecurity threats. The committee convened four times during the year ended December 31, 2025 in order carry out its oversight responsibilities, engaging directly in discussions about cybersecurity risks to ensure they are comprehensively addressed within the institution’s risk management framework. This included, but was not limited to, vulnerability trends, identified or potential third-party risks, risks precipitated by technological changes, confirmed or potential security incidents, policy and procedure changes, the organization’s risk appetite, the FFIEC’s Cybersecurity Assessment Tool, conclusions from the risk assessment, audit and regulatory reports, routine quarterly and annual reporting, as well as other notable key risk indicators.

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

Management also plays a crucial role in assessing and managing Bancorp’s cybersecurity risks. Specific roles, such as the Director of Information Security and Information Security Operations Manager, are tasked with monitoring, evaluating, and mitigating these risks in coordination with the Information Security Risk Committee. Both the Director of Information Security and Information Security Operations Manager possess relevant expertise and experience in cybersecurity, enabling them to effectively navigate and respond to emerging threats. The Director of Information Security, who holds a Bachelor’s degree in Computer Science and a Master’s degree in Information Systems Security, along with several relevant industry certifications, has been with Bancorp for five years and has additional experience working in technology outside of the organization. The Information Security Operations Manager, who also holds several relevant certifications, has been with Bancorp’s Information Security department for 21 years and brings extensive experience with technology.

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

Item 2.         Properties.

The corporate headquarters of Bancorp are located at 1040 East Main Street, Louisville, Kentucky, a complex that also serves as the Bank’s main branch. Bancorp’s operations center is located at a separate location in Louisville. At December 31, 2025, in addition to the main office complex and the operations center, Bancorp owned 56 branches, eight of which are located on leased land. At that date, Bancorp also leased 19 branches. Of the 75 total banking locations, 41 are located in our home market of the Louisville MSA, while 19, nine and six are located in our Central Kentucky, Cincinnati and Indianapolis MSAs, respectively.

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

Item 4.         Mine Safety Disclosures.

NA

PART II

Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.         ’

Bancorp’s common stock is traded on the NASDAQ under the ticker symbol SYBT. On December 31, 2025, Bancorp had approximately 2,000 shareholders of record, and approximately 30,000 beneficial owners holding shares in nominee or “street” name.

The following table shows information relating to the repurchase of shares of common stock by Bancorp during the three months ended December 31, 2025.

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Average price paid per share	Maximum number of shares that may yet be purchased under the plans or programs

October 1 - October 31	605	$62.43	—	$—
November 1 - November 30	—	—	—	—
December 1 - December 31	942	60.37	—	—
Total	1,547	$61.18	—	$—	1,000,000

(1)	Shares repurchased during the three-month period ended December 31, 2025 represent shares withheld to pay taxes due.

In July 2025, Bancorp’s Board of Directors adopted a share repurchase program authorizing the repurchase of up to 1 million shares, or approximately 4%, of Bancorp’s total common shares outstanding. This share repurchase program replaces the program that expired in May 2025 and will expire in two years unless otherwise extended or completed at an earlier date. The plan does not obligate Bancorp to repurchase any specific dollar amount or number of shares prior to the plan’s expiration. Bancorp has not repurchased shares under any share repurchase program since 2019.

There were no equity securities of the registrant sold without registration during the quarter covered by this report.

On February 17, 2026, the Board of Directors declared a quarterly cash dividend of $0.32 per common share.

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

The first graph compares performance of Bancorp’s Common Stock to the Russell 2000 Index, the S&P U.S. BMI Banks – Midwest Region Index and the KBW NASDAQ Bank Index for the last five fiscal years. The graph assumes the value of the investment in Bancorp’s Common Stock and in each index was $100 at December 31, 2020 and that all dividends were reinvested.

In addition to the five-year period presented, the ten-year period is presented because it provides additional perspective, and Bancorp management believes that longer-term performance is of interest. The ten-year graph assumes the value of the investment in Bancorp’s Common Stock and in each respective index was $100 at December 31, 2015 and that all dividends were reinvested.

		Period Ending
Index	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
Stock Yards Bancorp, Inc.	$100.00	$160.96	$166.82	$135.38	$192.57	$177.74
Russell 2000 Index	100.00	114.82	91.35	106.82	119.14	134.40
S&P U.S. BMI Banks - Midwest Region Index	100.00	132.12	114.02	116.40	142.02	159.02
KBW NASDAQ Bank Index	100.00	138.33	108.73	107.76	147.85	196.00

	Period Ending
Index	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
Stock Yards Bancorp, Inc.	$100.00	$190.67	$156.42	$139.89	$180.07	$183.07	$294.66	$305.39	$247.84	$352.53	$325.39
Russell 2000 Index	100.00	121.31	139.08	123.76	155.35	186.36	213.97	170.24	199.06	222.03	250.47
S&P U.S. BMI Banks - Midwest Region Index	100.00	133.61	143.58	122.61	159.51	137.14	181.18	156.37	159.64	194.76	218.08
KBW NASDAQ Bank Index	100.00	128.51	152.40	125.41	170.71	153.11	211.79	166.47	164.99	226.36	300.09

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

SYB, established in 1904, is a state-chartered non-member financial institution that provides services in Louisville, central, eastern and northern Kentucky, as well as the Indianapolis, Indiana and Cincinnati, Ohio markets through 75 full service banking center locations. The Bank is registered with, and subject to supervision, regulation and examination by the FDIC and the Kentucky Department of Financial Institutions.

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

Critical Accounting Estimates

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

Management continually evaluates the accounting estimates that it uses to prepare the consolidated financial statements. In general, management’s estimates and assumptions are based on historical experience, accounting and regulatory guidance, and information obtained from independent third-party professionals. Actual results may differ from those estimates made by management.

Critical accounting estimates are those that management believes are the most important to the portrayal of Bancorp’s financial condition and operating results and require management to make estimates that are difficult, subjective and complex. Most accounting estimates are not considered by management to be critical accounting estimates. Several factors are considered in determining whether or not an estimate is critical in the preparation of the financial statements. These factors include, among other things, whether the estimates have a significant impact on the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including independent third parties or available pricing, sensitivity of the estimates to changes in economic conditions and whether alternative methods of accounting may be utilized under GAAP. Management has discussed each critical accounting estimate and the methodology for the identification and determination of critical accounting estimates with Bancorp’s Audit Committee. As of December 31, 2025, the significant accounting estimate considered the most critical in preparing Bancorp’s consolidated financial statements is the determination of the ACL on loans.

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

Overview – Operating Results (FTE)

The following table presents an overview Bancorp’s financial performance for the years ended December 31, 2025, 2024 and 2023:

Years Ended December 31,				Variance
(dollars in thousands, except per share data)	2025	2024	2023	2025 / 2024		2024 / 2023

Net income available to stockholders	$140,150	$114,539	$107,748	22%		6%
Diluted earnings per share	$4.75	$3.89	$3.67	22%		6%
ROA	1.53%	1.37%	1.39%	16	bps	(2)	bps
ROE	14.00%	12.77%	13.44%	123	bps	(67)	bps

Additional discussion follows under the section titled “Results of Operations.”

General highlights for the year ended December 31, 2025 compared to December 31, 2024:

●	In 2025, Bancorp set the following financial records:
o

Net income of $140.2 million, and as a result, diluted EPS of $4.75, driven by significant average earning asset growth, a higher interest rate environment and solid contributions from Bancorp’s diversified non-interest revenue streams.

o	Total revenue, comprising net interest income (FTE) and non-interest income, of $397.6 million, surpassing the previous record of $352.6 million in 2024.
o	Solid loan growth of $521 million, or 8%, which led to record total loans of $7.04 billion at December 31, 2025.
o

Non-interest income of $96.9 million, surpassing the previous record of $95.2 million from 2024, driven by record treasury management fees and brokerage income in addition to solid contributions from all non-interest revenue streams.

●	NIM increased 22 bps to 3.53% for the year ended December 31, 2025 compared to 3.31% for the prior year, driven by earning asset yield expansion and a decline in interest-bearing liability cost.
o

Interest income experienced a $54.7 million, or 13%, increase over the prior year associated with the benefits of higher yields and average earning asset growth, far outpacing an $11.4 million, or 7%, increase in interest expense driven by growth in interest-bearing liabilities attributed largely to the success of competitive time deposit offerings.

o

While Bancorp continued to experience a shift in the deposit mix, with non-interest bearing deposits and lower-yielding deposits migrating to higher-yielding options, particularly time deposits, the overall cost of deposits remained relatively flat, as Bancorp lowered deposit rates in tandem with the FRB’s interest rate reductions during the year.

o

Yields on interest earning assets increased 19 bps, or 4%, to 5.50% for the year ended December 31, 2025 compared to 5.31% for the prior year. Providing additional benefit to NIM, the cost of interest bearing liabilities, declined 12 bps, or 4%, to 2.61% compared to 2.73% for the prior year, driving net interest spread and NIM expansion.

●

Total loans increased $521 million, or 8%, compared to December 31, 2024, driven primarily by growth in the CRE and C&D segments, with C&I and residential real estate also contributing solid growth. Average loans increased $713 million, or 12%, for the year ended December 31, 2025 compared to the prior year.

●

Bancorp’s ACL on loans increased $4.9 million, or 6%, compared to December 31, 2024. Provision for credit losses on loans totaled $5.6 million for the year ended December 31, 2025, compared to $8.8 million for the prior year.

o

Provision for the year ended December 31, 2025 totaled $5.6 million, driven by solid loan growth and slight deterioration within the FRB’s national unemployment forecast, which were partially offset by annual CECL model updates and a decline in specific reserves. Net charge offs of $626,000 were recorded for the year ended December 31, 2025.

o

Provision for the prior year was attributed mainly to substantial loan growth and to a lesser extent, an improved unemployment forecast and other factors within the CECL model. Further, net charge offs of $1.2 million were recorded for the year ended December 31, 2024.

●	Total deposits increased $625 million, or 9%, at December 31, 2025 compared to December 31, 2024.
o

Interest-bearing deposits increased $645 million, or 11%, for the year ended December 31, 2025 compared to the prior year, led most notably by a $499 million, or 40%, increase in time deposits associated with the competitive time deposit offerings. Non-interest bearing deposits declined $20 million, or 1%.

●

Non-interest income increased $1.7 million, or 2%, for the year ended December 31, 2025, compared to the prior year, attributed to solid contributions from all non-interest revenue streams, including record treasury management fees and brokerage income.

●

Non-interest expenses increased $14.2 million, or 7%, for the year ended December 31, 2025, compared to the prior year, driven by higher compensation expenses associated with increased bonus accrual levels tied to Bancorp’s record results in addition to broad expense increases attributed Bancorp’s general growth over the past year, including expansion of the branch network.

●

Bancorp’s efficiency ratio (FTE) for the year ended December 31, 2025 was 53.41% compared to 56.20% for the prior year. The improvement in this ratio was attributed primarily to strong net interest income growth, which outpaced growth in non-interest expenses. See the section titled “Non-GAAP Financial Measures” for a reconcilement of non-GAAP to GAAP measures.

Total stockholder’s equity to total assets was 11.28% as of December 31, 2025 compared to 10.61% at December 31, 2024. Total equity increased to $1.08 billion in 2025, driven by net income of $140.2 million and a $30 million improvement in AOCI, offset partially by $37 million of dividends declared. The improvement in AOCI from December 31, 2024 to December 31, 2025 was the result of the changing interest rate environment and its corresponding impact on the valuation of the AFS debt securities portfolio.

TCE is a measure of a company’s capital, which is useful in evaluating the quality and adequacy of capital. Bancorp’s ratio of TCE to total tangible assets was 9.32% as of December 31, 2025, compared to 8.44% at December 31, 2024, the improvement driven mainly by growth in stockholder’s equity associated with the year’s record operating results and to a lesser extent, the positive change in AOCI related to the valuation of the AFS debt securities portfolio. See the section titled “Non-GAAP Financial Measures” for reconcilement of non-GAAP to GAAP measures.

General highlights for the year ended December 31, 2024 compared to December 31, 2023:

●	In 2024, Bancorp set the following financial records:
o

Net income of $114.5 million, and as a result, diluted EPS of $3.89, besting the previous records of $107.7 million and diluted EPS of $3.67 from 2023, which was driven by significant organic loan growth, a higher interest rate environment and the continued growth of Bancorp’s diversified non-interest revenue streams.

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

o

As a result of deposit pricing pressure/competition, Bancorp experienced a significant shift in the deposit mix, as non-interest bearing deposits and lower-yielding deposits migrated to higher-yielding options, particularly time deposits, which drove a substantial increase in the overall cost of deposits. Further, continued loan growth and deposit balance fluctuations necessitated more borrowing activity in 2024 compared to the prior year, contributing to the overall increase in interest expense.

o

Yields on interest earning assets increased 56 bps, or 12%, to 5.31% for the year ended December 31, 2024 compared to 4.75% for the prior year. However, these yields were outpaced by the cost of interest bearing liabilities, which expanded 76 bps, or 39%, to 2.73% compared to 1.97% for the prior year, driving net interest spread and NIM compression.

●

Total loans increased $749 million, or 13%, compared to December 31, 2023, attributed to growth in most loan portfolio segments. Average loans increased $663 million, or 12%, for the year ended December 31, 2024 compared to the prior year.

●

Bancorp’s ACL on loans increased $8 million, or 10%, as of December 31, 2024 compared to December 31, 2023. Provision for credit losses on loans totaled $8.8 million for the year ended December 31, 2024, compared to $12.5 million for the prior year.

o

Provision for the year ended December 31, 2024 was attributed mainly to substantial loan growth and to a lesser extent, an improved unemployment forecast and other factors within the CECL model. Further, net charge offs of $1.2 million were recorded for the year ended December 31, 2024.

o

Provision for credit losses on loans for the year ended December 31, 2023 were driven by substantial loan growth, a flat unemployment forecast and other factors within the CECL model. Bancorp also recorded net charge offs of $6.6 million for the year ended December 31, 2023, driven by the charge off of two isolated and unrelated C&I relationships.

●

Total deposits increased $496 million, or 7%, at December 31, 2024 compared to December 31, 2023. While total deposit growth was experienced compared to the prior year, a continued shift in the deposit base mix was also experienced, as pricing pressure/competition for deposits was strong during 2024.

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

●

Bancorp’s efficiency ratio (FTE) for the year ended December 31, 2024 was 56.20% compared to 55.23% for the prior year. The increase in this ratio compared to the prior year was the result of non-interest expense growth (on a percentage basis) outpacing net interest income and non-interest income expansion, as net interest income was hampered by rising funding costs. See the section titled “Non-GAAP Financial Measures” for a reconcilement of non-GAAP to GAAP measures.

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

Potential Challenges for 2026:

We have identified the following potential challenges for fiscal year 2026:

●

While the economic outlook for 2026 is generally positive, projecting modest growth, expectations are regularly changing as new economic data becomes available. Continued monetary policy changes by the FRB, including projected interest rate reductions, and the corresponding effects such changes have on local, national and global economic conditions could present challenges in 2026.

●

Pricing pressure and competition for both loans and deposits could present challenges in 2026, driven by uncertainty within the current interest rate environment, a flattened yield curve and overall liquidity management.

●

Net loan growth will remain a top priority for us in 2026. This will be impacted by competition, prevailing interest rates, economic conditions, line of credit utilization, loan prepayments and potential payoff activity. While we believe there is continued opportunity for loan growth in all of our markets, the potential for elevated payoff activity, which stems largely from borrowers within our C&D portfolio securing permanent long-term financing through other financial institutions, could hamper overall loan growth. Our ability to deliver solid loan growth over the long-term is a key component of our overall success.

●

The continued development of the relationships and opportunities in our newer markets will be a priority for 2026. The Company’s growing footprint has allowed us to provide broader product offerings, increased lending capabilities and an expanded branch delivery system to existing and prospective customers alike, creating solid growth opportunities and a larger platform for future expansion.

o

In December of 2025, we announced the appointment of a market president to lead our expansion into the south-central Kentucky market, which we feel is a natural extension of the growth strategies we’ve implemented over the past several years. Building brand recognition, developing and growing a talented team of relationship managers and successfully implementing our full-service, community banking model in this market will pose a new challenge for us in 2026, but one we feel provides ample opportunities.

o

Bancorp expects to complete the merger of Field & Main Bancorp, Inc. in the second quarter of 2026, subject to satisfaction or waiver of remaining closing conditions. Acquisitions require integration of different corporate cultures, loan and deposit products, pricing strategies, data processing systems and other technologies, accounting, internal audit and financial reporting systems, operating systems and internal controls, and marketing programs and personnel. Bancorp will need to manage the transition effectively to maximize retention of Field and Main’s customers and employees, integrate personnel and systems efficiently, and maximize anticipated economic benefits.

●

Strategically managing our balance sheet in anticipation of growing above $10 billion in total assets will be a major priority in 2026. While we are keenly aware of the impact crossing this regulatory threshold will have on our business, our long-standing goal of pursuing both organic and acquisition-related growth is unchanged. However, our strategies around the $10 billion threshold include crossing at a time that we feel maximizes profitability and efficiency considering the increased costs and reduced interchange income driven by related regulation. As such, we may decide to manage our balance sheet to temporarily remain under $10 billion in total assets. Managing growth accordingly could present challenges in 2026.

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

●

After experiencing several years of substantial increases in other non-interest income revenue streams, including treasury management fees and card income, we saw such growth slow in 2025, due in part to having already capitalized on the opportunities afforded to us by acquisition and exposure to new markets in previous years. While our strategies continue to focus on growing our diversified non-interest revenue streams and we feel that opportunities exist in all of our markets, total non-interest income growth is expected to be challenged in 2026.

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

Comparative information regarding net interest income follows:

As of and for the Years Ended December 31,				Variance
(dollars in thousands)	2025	2024	2023	2025 / 2024		2024 / 2023

Net interest income	$300,312	$257,040	$247,332	17%		4%
Net interest income (FTE)*	300,655	257,400	247,869	17%		4%
Net interest spread (FTE)*	2.89%	2.58%	2.78%	31	bps	(20)	bps
Net interest margin (FTE)*	3.53%	3.31%	3.39%	22	bps	(8)	bps
Average interest earning assets	$8,509,267	$7,778,600	$7,303,763	9%		7%
Average interest bearing liabilities	$6,405,174	$5,712,522	$5,052,106	12%		13%
Five year Treasury note rate at year end	3.73%	4.38%	3.84%	(65)	bps	54	bps
Average five year Treasury note rate	3.92%	4.13%	4.06%	(21)	bps	7	bps
Prime rate at year end	6.75%	7.50%	8.50%	(75)	bps	(100)	bps
Average Prime rate	7.37%	8.31%	8.20%	(94)	bps	11	bps
One month term SOFR at year end	3.69%	4.33%	5.35%	(64)	bps	(102)	bps
Average one month term SOFR	4.21%	5.11%	5.07%	(90)	bps	4	bps

*See table titled, "Average Balance Sheets and Interest Rates (FTE)" for detail of Net interest income (FTE).

NIM and net interest spread calculations in the preceding table exclude the sold portion of certain participation loans, which totaled $2 million, $2 million and $4 million for the years ended December 31, 2025, 2024 and 2023, respectively. These sold loans are on Bancorp’s balance sheet as required by GAAP because Bancorp retains some form of effective control; however, Bancorp receives no interest income on the sold portion. These participation loans sold are excluded from NIM and spread analysis, because Bancorp believes it provides a more accurate depiction of loan portfolio performance.

At December 31, 2025, Bancorp’s loan portfolio consisted of approximately 64% fixed and 36% variable rate loans. At inception, most of Bancorp’s fixed rate loans are priced in relation to the five year treasury note. Bancorp’s variable rate loans are typically indexed to either Prime or one month term SOFR, generally repricing as those rates change. At December 31, 2025, approximately 55% and 45% of Bancorp’s variable rate loan portfolio was indexed to Prime and SOFR, respectively.

Prime rate, the five year Treasury note rate, and one month term SOFR are included in the preceding table to provide a general indication of the interest rate environment Bancorp has operated in during the past three years, a period marked by interest rate volatility. A rising rate environment that was driven by the FRB’s strategy to combat decades-high inflation via numerous, incremental rate increases over the course of 2022 and 2023 took the FFTR to a range of 5.25% - 5.50%, and Prime to 8.50%, by July of 2023. These levels were sustained until September of 2024, when the FRB began its attempt to engineer a “soft landing,” with several rate reductions that brought the FFTR to a range of 4.25% - 4.50%, and Prime to 7.50%, as of December 31, 2024.

Bancorp experienced significant benefit from the rate increases that began in 2022, as the majority of Bancorp’s variable rate loans eventually rose above their 4.00% floors and deposit rates remained relatively low. However, as interest rates continued to rise in 2023, the positive impact rising rates had on the loan portfolio began to be offset by higher deposit rates stemming from intense pricing pressure and competition, which began to drive NIM compression. While this trend continued into 2024, significant average loan growth and the benefit of higher rates upon average interest earning assets eventually managed to outpace rising funding costs in the latter half of 2024, as deposit cost expansion began to moderate.

While the yield curve was challenged by flatness and/or inversion during 2025, continued loan growth at higher rates and the benefit of repricing on portions of the loan portfolio that had been carrying lower pandemic-era rates drove NIM expansion during the year, as these positive forces were coupled with a decline in overall funding costs attributed to deposit rate cuts and improved liquidity, the latter of which ended the need for more expensive overnight borrowings that had been utilized more heavily in the prior year.

Towards the end of 2025, a semblance of steepness on the longest portion of the yield curve began to be experienced, as three consecutive 25 bps rate reductions from the FRB in September, October and December resulted in the FFTR falling to a range of 3.50% - 3.75%, and Prime to 6.75%, as of December 31, 2025. However, despite a slight improvement in the overall yield curve’s trajectory, the shorter end of the curve that is most critical to Bancorp’s business (overnight through 5 years) remains flat and/or inverted and to the extent that trend continues, NIM and net interest spread expansion could be challenged in 2026.

Discussion of 2025 vs 2024:

Net interest spread (FTE) and NIM (FTE) were 2.89% and 3.53%, for the year ended December 31, 2025, compared to 2.58% and 3.31% for the prior year, respectively.

Net interest income (FTE) increased $43.3 million, or 17%, for the year ended December 31, 2025 compared to the prior year, as the impact of significant loan growth on interest income far surpassed the increase in interest expense tied to interest bearing deposit growth.

Total average interest earning assets increased $731 million, or 9%, for the year ended December 31, 2025, as compared to the prior year, attributed to substantial average loan growth. The average rate earned on total average interest earning assets climbed 19 bps to 5.50%.

●

Average total loan balances increased $713 million, or 12%, for the year ended December 31, 2025, compared to the prior year. While the CRE and C&D segments drove a significant portion of the period over period growth, the C&I and residential real estate segments also experienced solid growth.

●

Average investment securities declined $210 million, or 14%, for the year ended December 31, 2025 compared to the prior year, mainly as the result of scheduled maturities within the treasury portfolio, and to a lesser extent, normal amortization activity. The liquidity provided by this activity helped fund Bancorp’s substantial loan growth, pay down FHLB borrowings and/or shifted into interest-bearing cash balances consistent with current balance sheet management strategies.

●

Average FFS and interest bearing due from bank balances increased $229 million, or 128%, for the year ended December 31, 2025 compared to the prior year, which was largely the result of the previously mentioned liquidity provided by the investment securities portfolio.

Total interest income (FTE) increased $54.7 million, or 13%, to $468 million for the year ended December 31, 2025, as compared to the prior year.

●

Interest and fee income (FTE) on loans increased $47.5 million, or 13%, to $417 million for the year ended December 31, 2025, compared to the prior year, driven by significant average loan growth, and to a lesser extent, yield expansion. The yield on the overall loan portfolio increased 7 bps to 6.14% for the year ended December 31, 2025 compared to 6.07% for the prior year. The year ended December 31, 2025 also benefitted from the payoff of three non-accrual loans during the year, which included approximately $930,000 of interest income and provided approximately 2 bps of benefit to related loan yields.

●

Consistent with the decline in average investment securities, there was a $725,000, or 2%, decrease in interest income (FTE) on the portfolio for the year ended December 31, 2025 compared to the prior year. However, the corresponding yield on the portfolio climbed 29 bps to 2.44% for the year ended December 31, 2025, compared to 2.15% for the prior year, as a portion of maturities within the portfolio were temporarily reinvested for collateral pledging purposes during the year at higher short-term rates, but ultimately rolled into interest-earning cash balances by year-end.

●

Interest income on FFS and interest bearing due from bank balances increased $8.0 million, or 86%, for the year ended December 31, 2025, as compared to the prior year, consistent with the average balance increase. The yield on these assets decreased 96 bps to 4.23% for the year ended December 31, 2025 compared to the prior year, consistent with rate reductions enacted by the FRB during the year.

Total average interest bearing liabilities increased $693 million, or 12%, to $6.41 billion for the year ended December 31, 2025 compared to the prior year.

●

Average interest bearing deposits increased $758 million, or 15%, for the year ended December 31, 2025 compared to the prior year. Bancorp experienced a $492 million, or 45%, increase in average time deposits and increases of $186 million, or 8%, and $85 million, or 7%, increase in average interest bearing demand and money market deposits, respectively, as a result of depositors seeking higher-yielding deposit products.

●

Average FHLB advances decreased $27 million, or 7%, for the year ended December 31, 2025 compared to the prior year. Bancorp’s utilization of overnight borrowings ultimately ended early in the year, consistent with substantial interest-bearing deposit growth. No overnight borrowings were outstanding as of December 31, 2025. Bancorp currently utilizes a $300 million term advance in conjunction with four separate interest rate swaps of varying maturities in an effort to secure longer-term funding at more favorable rates. This advance represents the only outstanding FHLB borrowing as of December 31, 2025.

●

Average SSUAR decreased $35 million, or 23%, for the year ended December 31, 2025 compared to the prior year, driven by both normal fluctuation and a number of clients moving into other deposit offerings.

Total interest expense increased $11.4 million, or 7%, for the year ended December 31, 2025 compared to the prior year, driven almost entirely by increased time deposit expense associated with successful CD promotion, which was only partially offset by smaller declines in virtually every other interest-bearing liability category. Despite the increased expense, the cost of interest-bearing deposits declined 6 bps to 2.53% and total interest-bearing liability cost declined 12 bps 2.61%, which was attributed to the impact of the FRB’s interest rate reductions enacted during the year.

●

Total interest bearing deposit expense increased $16.0 million, or 12%, driven by growth in the time deposit portfolio associated with successful promotional CD products offered through April of this year. The cost of interest bearing deposits declined 6 bps compared to the prior year, which was driven by Bancorp’s ability to reduce deposit rates consistent with the rate reductions implemented by the FRB during the year.

●

Interest expense on FHLB borrowings decreased $3.0 million, or 18%, for the year ended December 31, 2025, as compared to the prior year. Both overnight borrowing volume and cost declined consistent with interest-bearing deposit growth and the FRB’s previously mentioned rate cuts.

●	Interest expense on SSUAR decreased $1.0 million, or 30%, for the year ended December 31, 2025, as compared to the prior year, consistent with the average balance decrease and rate reductions.

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

●	Interest expense on SSUAR increased $1.3 million, or 64%, for the year ended December 31, 2024 compared to the prior year, consistent with average balance growth and rising rates.

Average Balance Sheets and Interest Rates (FTE)

	2025			2024			2023
	Average		Average	Average		Average	Average		Average
Years ended December 31, (dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Interest earning assets:
Federal funds sold and interest bearing due from banks	$407,171	$17,238	4.23%	$178,252	$9,256	5.19%	$164,314	$8,411	5.12%
Mortgage loans held for sale	6,673	348	5.22	5,508	232	4.21	6,822	211	3.09
Investment securities:
Taxable	1,201,400	29,089	2.42	1,404,272	29,896	2.13	1,602,335	32,706	2.04
Tax-exempt	71,745	2,025	2.82	78,400	1,943	2.48	85,304	1,957	2.29
Total securities	1,273,145	31,114	2.44	1,482,672	31,839	2.15	1,687,639	34,663	2.05

Federal Home Loan Bank stock	23,738	2,109	8.88	26,386	2,306	8.74	22,123	1,560	7.05
Loans	6,798,540	417,123	6.14	6,085,782	369,606	6.07	5,422,865	302,388	5.58

Total interest earning assets	8,509,267	467,932	5.50	7,778,600	413,239	5.31	7,303,763	347,233	4.75

Less allowance for credit losses on loans	91,887			84,390			78,352

Non-interest earning assets:
Cash and due from banks	77,122			74,148			80,061
Premises and equipment, net	116,965			111,975			102,895
Bank owned life insurance	90,573			88,073			85,746
Goodwill	194,074			194,074			194,074
Accrued interest receivable and other	244,266			214,259			87,387

Total assets	$9,140,380			$8,376,739			$7,775,574

Interest bearing liabilities:
Deposits:
Interest bearing demand	$2,562,084	$48,168	1.88%	$2,376,181	$48,065	2.02%	$2,277,001	$34,262	1.50%
Savings	421,973	1,171	0.28	426,615	1,187	0.28	483,245	1,308	0.27
Money market	1,343,952	36,747	2.73	1,259,356	38,776	3.08	1,115,331	24,077	2.16
Time	1,582,727	63,426	4.01	1,091,037	45,513	4.17	732,998	21,938	2.99
Total interest bearing deposits	5,910,736	149,512	2.53	5,153,189	133,541	2.59	4,608,575	81,585	1.77

Securities sold under agreements to repurchase	118,987	2,411	2.03	154,387	3,432	2.22	123,111	2,087	1.70
Federal funds purchased	6,727	283	4.21	8,812	471	5.34	13,794	689	4.99
Federal Home Loan Bank advances	341,918	13,451	3.93	369,331	16,444	4.45	280,068	12,768	4.56
Subordinated debentures	26,806	1,620	6.04	26,803	1,951	7.28	26,558	2,235	8.42

Total interest bearing liabilities	6,405,174	167,277	2.61	5,712,522	155,839	2.73	5,052,106	99,364	1.97

Non-interest bearing liabilities:
Non-interest bearing demand deposits	1,499,941			1,504,844			1,763,157
Accrued interest payable and other	233,842			262,402			158,718

Total liabilities	8,138,957			7,479,768			6,973,981

Stockholders’ equity	1,001,423			896,971			801,593
Total liabilities and stockholder's equity	$9,140,380			$8,376,739			$7,775,574
Net interest income		$300,655			$257,400			$247,869
Net interest spread			2.89%			2.58%			2.78%
Net interest margin			3.53%			3.31%			3.39%

Supplemental Information - Total Company Average Balance Sheets and Interest Rates (FTE)

●

Average loan balances include the principal balance of non-accrual loans, as well as unearned income such as loan premiums, discounts, fees/costs and exclude participation loans accounted for as secured borrowings. Participation loans averaged $2 million, $3 million and $4 million for the years ended December 31, 2025, 2024 and 2023, respectively.

●

Interest income on a FTE basis includes additional amounts of interest income that would have been earned if investments in certain tax-exempt interest earning assets had been made in assets subject to federal taxes yielding the same after-tax income. Interest income on municipal securities and tax-exempt loans has been calculated on a FTE basis using a federal income tax rate of 21%. Approximate tax equivalent adjustments to interest income were $343,000, $360,000 and $537,000 for the years ended December 31, 2025, 2024 and 2023, respectively.

●

Interest income includes loan fees of $5.7 million, $6.3 million and $5.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. Interest income on loans may be impacted by the level of prepayment fees collected and net accretion income related to loans purchased. Net accretion income/ (amortization expense) related to acquired loans totaled $1.5 million, $2.2 million and $2.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Rate/Volume Analysis (FTE)

	Year ended December 31, 2025			Year ended December 31, 2024
	Compared to			Compared to
	Year ended December 31, 2024			Year ended December 31, 2023
	Total Net	Increase (Decrease) Due to		Total Net	Increase (Decrease) Due to
(in thousands)	Change	Rate	Volume	Change	Rate	Volume

Interest income:
Federal funds sold and interest bearing due from banks	$7,982	$(1,986)	$9,968	$845	$123	$722
Mortgage loans held for sale	116	61	55	21	67	(46)
Investment securities:
Taxable	(807)	3,816	(4,623)	(2,810)	1,362	(4,172)
Tax-exempt	82	256	(174)	(14)	151	(165)
Federal Home Loan Bank stock	(197)	38	(235)	746	413	333
Loans	47,517	3,822	43,695	67,218	28,095	39,123

Total interest income	54,693	6,007	48,686	66,006	30,211	35,795

Interest expense:
Deposits:
Interest bearing demand	103	(3,518)	3,621	13,803	12,253	1,550
Savings	(16)	(3)	(13)	(121)	36	(157)
Money market	(2,029)	(4,524)	2,495	14,699	11,282	3,417
Time	17,913	(1,856)	19,769	23,575	10,523	13,052
Total interest bearing deposits	15,971	(9,901)	25,872	51,956	34,094	17,862

Securities sold under agreements to repurchase	(1,021)	(284)	(737)	1,345	741	604
Federal funds purchased	(188)	(89)	(99)	(218)	45	(263)
Federal Home Loan Bank advances	(2,993)	(1,828)	(1,165)	3,676	(305)	3,981
Subordinated debt	(331)	(331)	-	(284)	(304)	20

Total interest expense	11,438	(12,433)	23,871	56,475	34,271	22,204

Net interest income	$43,255	$18,440	$24,815	$9,531	$(4,060)	$13,591

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

The results of the interest rate sensitivity analysis performed as of December 31, 2025 were derived from conservative assumptions Bancorp uses in its model, particularly in relation to deposit betas, which measure how responsive management’s deposit repricing may be to changes in market rates based on historical data. Management uses different betas in the rising and falling rate scenarios in an effort to best simulate expected earnings trends.

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

	-200	-100	+100	+200
	Basis Points	Basis Points	Basis Points	Basis Points
% Change from base net interest income at December 31, 2025	-7.11%	-3.44%	3.29%	6.56%

Bancorp’s loan portfolio is currently composed of approximately 64% fixed and 36% variable rate loans, with the fixed rate portion pricing generally based on a spread to the five year treasury note at the time of origination and the variable portion pricing based on an on-going spread to Prime (approximately 55%) or one month term SOFR (approximately 45%).

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

In addition, Bancorp periodically uses derivative financial instruments as part of its interest rate risk management, including interest rate swaps. These interest rate swaps are designated as cash flow hedges as described in the footnote titled “Derivative Financial Instruments.” For these derivatives, gains or losses are reported as a component of OCI and is subsequently reclassified into earnings as an adjustment to interest expense in periods in which the hedged forecasted transaction affects earnings.

Provision for Credit Losses

Provision for credit losses on loans at December 31, 2025 represents the amount of expense that, based on Management’s judgment, is required to maintain the ACL for loans at an appropriate level under the CECL model. The determination of the amount of the ACL for loans is complex and involves a high degree of judgment and subjectivity. See the footnote titled “Summary of Significant Accounting Policies” for detailed discussion regarding Bancorp’s ACL methodology by loan segment.

An analysis of the changes in the ACL on loans, including provision, and selected ratios follow:

As of and for the years ended December 31, (dollars in thousands)	2025	2024	2023

Beginning balance	$86,943	$79,374	$73,531
Provision for credit losses on loans	5,550	8,800	12,471

Total charge-offs	(3,042)	(2,776)	(7,512)
Total recoveries	2,416	1,545	884
Net loan charge offs	(626)	(1,231)	(6,628)
Ending balance	$91,867	$86,943	$79,374
Average total loans	$6,798,540	$6,085,782	$5,422,865
Provision for credit losses on loans to average total loans (1)	0.08%	0.14%	0.23%
Net loan (charge-offs)/recoveries to average total loans (1)	-0.01%	-0.02%	-0.12%
ACL for loans to total loans	1.30%	1.33%	1.38%
ACL for loans to average total loans	1.35%	1.43%	1.46%

(1) Ratios are not annualized

Discussion of 2025 vs 2024:

The ACL for loans totaled $92 million as of December 31, 2025 compared to $87 million at December 31, 2024, representing an ACL to total loans ratio of 1.30% and 1.33% for the respective periods.

Provision expense for credit losses on loans of $5.6 million was recorded for the year ended December 31, 2025, driven by strong loan growth and slight deterioration within the FRB’s national unemployment forecast, which were partially offset by annual CECL model updates and a decrease in specific reserves. Net charge offs of $626,000 were recorded for the year ended December 31, 2025.

Provision expense for credit losses on loans of $8.8 million was recorded for the year ended December 31, 2024, which was driven mainly by strong loan growth, net charge offs of $1.2 million, and to a much lesser extent, an improved unemployment forecast and other factors within the CECL model.

While separate from the ACL for loans and recorded in other liabilities on the consolidated balance sheets, the ACL for off balance sheet credit exposures also increased between December 31, 2024 and December 31, 2025. Provision expense of $1.2 million for off balance sheet credit exposures was recorded for the year ended December 31, 2025, driven by higher C&D availability assumptions. The ACL for off balance sheet exposures totaled $7.9 million as of December 31, 2025.

Provision for off balance sheet credit exposures of $925,000 was recorded for the year ended December 31, 2024, driven largely by an increase in expected future utilization within the C&D portfolio. The ACL for off balance sheet credit exposures totaled $6.8 million as of December 31, 2024.

Bancorp’s loan portfolio is well-diversified with no significant concentrations of credit. Geographically, most loans are extended to borrowers in Louisville, central, eastern and northern Kentucky, as well as the Indianapolis, Indiana and Cincinnati, Ohio metropolitan markets. The adequacy of the ACL is monitored on an ongoing basis and it is the opinion of management that the balance of the ACL at December 31, 2025 is adequate to absorb probable losses inherent in the loan portfolio as of the financial statement date.

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

Provision for off balance sheet credit exposures of $925,000 was recorded for the year ended December 31, 2024, driven largely by an increase in expected future utilization within the C&D portfolio. The ACL for off balance sheet credit exposures totaled $6.8 million as of December 31, 2024.

Provision for off balance sheet credit exposures of $1.3 million was recorded for the year ended December 31, 2023, driven largely by the addition of new C&D and C&I lines of credit. The ACL for off balance sheet credit exposures totaled $5.9 million as of December 31, 2023.

Non-Interest Income

				Variance
(dollars in thousands)				2025 / 2024		2024 / 2023
Years Ended December 31,	2025	2024	2023	$	%	$	%

Wealth management and trust services	$42,808	$42,843	$39,802	$(35)	(0)%	$3,041	8%
Deposit service charges	8,732	8,906	8,866	(174)	(2)	40	0
Debit and credit card income	19,873	20,082	19,438	(209)	(1)	644	3
Treasury management fees	11,679	11,064	10,033	615	6	1,031	10
Mortgage banking income	4,123	3,858	3,705	265	7	153	4
Loss on sale of securities AFS	—	—	(44)	—	NM	44	NM
Net investment products sales commissions and fees	4,221	3,571	3,205	650	18	366	11
Bank owned life insurance	2,515	2,443	2,253	72	3	190	8
Gain (loss) on sale of premises and equipment	72	(100)	(30)	172	(172)	(70)	233
Other	2,925	2,563	4,992	362	14	(2,429)	(49)
Total non-interest income	$96,948	$95,230	$92,220	$1,718	2%	$3,010	3%

Discussion of 2025 vs 2024:

Total non-interest income increased $1.7 million, or 2%, for the year ended December 31, 2025 compared to the same period of 2024. Non-interest income comprised 24% and 27% of total revenue, defined as net interest income and non-interest income, for the years ended December 31, 2025 and 2024, respectively. WM&T revenue comprised 44% of total non-interest income for the year ended December 31, 2025 compared to 45% for the same period of 2024, respectively.

WM&T Services:

The magnitude of WM&T revenue distinguishes Bancorp from other community banks of similar asset size. WM&T revenue decreased $35,000, or less than 1%, for the year ended December 31, 2025, as compared with the same period of 2024, the latter of which marked a record year for WM&T. Despite the decrease compared to prior year, which was driven in part by lower non-recurring estate fees, solid WM&T revenue for 2025 was attributed to strong equity and fixed income market appreciation in addition to positive net new business.

Net new business refers to revenue generated from newly acquired customers, excluding revenue from upselling or cross-selling to existing active customers. It plays a crucial role in expanding Bancorp’s financial base and ensuring long-term sustainability and success. In the latter part of 2024, the WM&T department experienced negative net new business for the first time in several years, driven by employee attrition associated with aggressive recruiting and market competition for clients, which drove AUM contraction and hampered revenue growth for several months. Positions impacted by attrition have since been filled and Bancorp experienced positive net new business during the year ended December 31, 2025.

Recurring fees earned for managing accounts are based on a percentage of market value of AUM and are typically assessed on a monthly basis. Recurring fees, which generally comprise the vast majority of WM&T revenue, increased $340,000, or 1% for the year ended December 31, 2025, as compared with the same period of 2024. The increase was driven largely by equity market appreciation over the past year in addition to the impact of net new business expansion.

A portion of WM&T revenue, most notably estate and certain employee benefit plan-related fees, are non-recurring in nature and the timing of these revenues corresponds with the related administrative activities. For this reason, such fees are subject to greater period over period fluctuation. Total non-recurring fees decreased $375,000 for the year ended December 31, 2025, as compared with the same period of 2024, driven by a decline in estate fee income.

AUM, stated at market value, totaled $7.64 billion at December 31, 2025 compared with $7.07 billion at December 31, 2024. The increase in AUM between December 31, 2024 and December 31, 2025 is attributed mainly to market appreciation, and to a lesser extent, the previously mentioned impact of net new business.

Contracts between WM&T and their customers do not permit performance-based fees and accordingly, none of the WM&T revenue is performance based. Management believes the WM&T department will continue to factor significantly in Bancorp’s financial results and provide strategic diversity to revenue streams.

Detail of WM&T Services Income by Account Type:

(in thousands)
Years Ended December 31,	2025	2024	2023

Investment advisory	$17,808	$17,034	$15,639
Personal trust	13,105	14,584	14,048
Personal investment retirement	8,273	7,675	6,858
Company retirement	1,644	1,662	1,524
Foundation and endowment	1,351	1,344	1,174
Custody and safekeeping	280	238	292
Brokerage and insurance services	55	29	11
Other	292	277	256
Total WM&T services income	$42,808	$42,843	$39,802

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

Assets Under Management by Account Type:

Total AUM (not included on balance sheet) increased to $7.64 billion at December 31, 2025 from $7.07 billion at December 31, 2024 as follows:

	December 31, 2025			December 31, 2024
(in thousands)	Managed	Non-managed (1)	Total	Managed	Non-managed (1)	Total
Investment advisory	$2,959,858	$35,809	$2,995,667	$2,645,233	$66,026	$2,711,259
Personal trust	1,531,824	498,525	2,030,349	1,475,683	408,602	1,884,285
Personal investment retirement	1,037,825	17,654	1,055,479	937,493	21,536	959,029
Company retirement	52,669	670,690	723,359	54,626	679,539	734,165
Foundation and endowment	549,666	7,588	557,254	497,890	7,383	505,273
Subtotal	$6,131,842	$1,230,266	$7,362,108	$5,610,925	$1,183,086	$6,794,011
Custody and safekeeping	—	273,110	273,110	—	271,491	271,491
Total AUM	$6,131,842	$1,503,376	$7,635,218	$5,610,925	$1,454,577	$7,065,502

(1) Non-managed assets represent those for which the WM&T department does not hold investment discretion.

As of December 31, 2025 and 2024, approximately 80% and 79%, respectively, of total AUM were actively managed. Company retirement plan accounts primarily consist of participant-directed assets. The amount of custody and safekeeping accounts are insignificant to overall WM&T operations.

Managed Trust AUM by Class of Investment:

(in thousands)	December 31, 2025	December 31, 2024

Interest bearing deposits	$440,692	$460,521
Treasury and government agency obligations	206,184	194,461
State, county and municipal obligations	425,178	341,940
Money market mutual funds	34,371	36,657
Equity mutual funds	1,344,762	1,183,611
Other mutual funds - fixed, balanced and municipal	670,680	561,218
Other notes and bonds	176,103	167,548
Common and preferred stocks	2,641,640	2,437,672
Real estate mortgages	-	167
Real estate	16,924	42,250
Other miscellaneous assets (1)	175,308	184,880
Total managed assets	$6,131,842	$5,610,925

(1)	Includes client directed instruments such as rights, warrants, annuities, insurance policies, unit investment trusts, and oil and gas rights.

Managed assets are invested in instruments for which market values can be readily determined, the majority of which are sensitive to market fluctuations and consist of approximately 65% in equities and 35% in fixed income securities as of both December 31, 2025 and December 31, 2024, respectively. This composition has been relatively consistent from period to period.

Additional Sources of Non-interest income:

Deposit service charges, which consist of non-sufficient funds charges and to a lesser extent, other activity based charges, decreased $174,000, or 2%, for the year ended December 31, 2025, as compared with the same period of 2024. Consistent with the banking industry generally, Bancorp has experienced a steady decline in the volume of fees earned on overdrawn checking accounts over the past several years. This trend has been driven by lower check presentment volume, which has in turn led to fewer overdrawn accounts in general. Further, Bancorp anticipates that future growth of this revenue stream could be significantly impacted by changing industry practices. Bancorp could be faced with strategic decisions surrounding deposit-related service charges in the future, which could negatively impact the contributions made by this, or similar, revenue streams.

Debit and credit card income consists of interchange revenue, ancillary fees and incentives received from card processors. Debit and credit card revenue decreased $209,000, or 1%, for the year ended December 31, 2025, as compared with the same period of 2024, driven mainly by lower transaction volumes. Total debit card income decreased $86,000, or less than 1%, and total credit card income decreased $123,000, or 2% for the year ended December 31, 2025, compared the same period of the prior year. While Bancorp generally expects this revenue stream to grow with continued expansion of the customer base, interchange rate compression and fluctuations in business and consumer spend levels could serve as challenges to future growth.

Treasury management fees primarily consist of fees earned for cash management services provided to commercial customers. This category continues to stand out as a consistent, growing source of revenue for Bancorp and increased $615,000, or 6%, for the year ended December 31, 2025, as compared with the same period of 2024, driven by broad fee increases implemented towards the end of the first quarter of 2025 in addition to organic growth and new product sales. Treasury management fees have seen significant annual growth over the past several years, due in large part to acquisition-related customer base expansion and organic growth that was augmented by new product sales, including increased demand for fraud prevention services, in addition to the fee increases implemented in 2025. To the extent such activity cannot be replicated, future treasury management fee revenue will likely grow at a slower pace than has been experienced in recent years.

Mortgage banking income primarily includes gains on sales of mortgage loans and net loan servicing income offset by MSR amortization. Bancorp’s mortgage banking department predominantly originates residential mortgage loans to be sold in the secondary market, primarily to FNMA and FHLMC. Bancorp offers conventional, VA, FHA and GNMA financing for purchases and refinances, as well as programs for first-time homebuyers. Interest rates on mortgage loans directly influence the volume of business transacted by the mortgage-banking department. Mortgage banking revenue increased $265,000, or 7%, for the year ended December 31, 2025, as compared with the same period of 2024, driven by higher origination volumes related largely to the addition of new sales officers.

Net investment product sales commissions and fees are generated primarily on stock, bond and mutual fund sales, as well as wrap fees earned on brokerage accounts via an arrangement with a third party broker-dealer. Wrap fees represent charges for investment programs that bundle together a suite of services, such as brokerage, advisory, research and management and are based on a percentage of account assets. Bancorp deploys its financial advisors primarily through its branch network, while larger managed accounts are generally serviced by Bancorp’s WM&T group. Net investment product sales commissions and fees increased $650,000, or 18%, for the year ended December 31, 2025 compared to the same period of 2024, attributed to the addition of new brokers and a general shift towards more profitable wrap-fee based business.

BOLI assets represent the cash surrender value of life insurance policies on certain active and non-active employees who have provided consent for Bancorp to be the beneficiary for a portion of such policies. The related change in cash surrender value and any death benefits received under the policies are recorded as non-interest income and serves to offset the cost of various employee benefits. BOLI income increased $73,000, or 3%, for the year ended December 31, 2025 compared to the same period of the prior year, consistent with yields compared to the prior year.

Gains on the sale of premises and equipment totaled $72,000 for the year ended December 31, 2025 and stemmed mainly from the sale of a property owned through a prior acquisition that had been held for sale. Losses on the sale of premises and equipment for the prior year totaled $100,000 and were the result of sales/disposals of various nominal fixed assets.

Other non-interest income increased $361,000, or 14%, for the year ended December 31, 2025 compared with the same period of 2024, attributed mainly to higher swap fee income and gains recorded in relation to the sale of OREO.

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

Debit and credit card revenue increased $644,000, or 3%, for the year ended December 31, 2024, as compared with the same period of 2023, driven by higher transaction volume and customer base expansion. Total debit card income increased $174,000, or 1%, and total credit card income increased $470,000, or 8% for the year ended December 31, 2024, compared the same period of the prior year.

Treasury management fees increased $1.0 million, or 10%, for the year ended December 31, 2024, as compared with the same period of 2023, driven by customer base expansion, increased transaction volume, growing international services and new product sales.

Mortgage banking revenue increased $153,000, or 4%, for the year ended December 31, 2024, as compared with the same period of 2023, driven by an increase in origination volume in addition to lower MSR amortization expense.

Net investment product sales commissions and fees increased $366,000, or 11%, for the year ended December 31, 2024 compared to the same period of 2023 consistent with organic growth and general market appreciation over the respective period.

BOLI income increased $190,000, or 8%, for the year ended December 31, 2024 compared to the same period of the prior year, attributed to general market appreciation and a reallocation of investments within the policy plans.

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

Non-interest Expenses

				Variance
				2025 / 2024		2024 / 2023
Years Ended December 31, (dollars in thousands)	2025	2024	2023	$	%	$	%

Compensation	$110,557	$100,842	$91,876	$9,715	10%	$8,966	10%
Employee benefits	21,260	20,268	18,451	992	5	1,817	10
Net occupancy and equipment	16,533	15,193	16,384	1,340	9	(1,191)	(7)
Technology and communication	19,295	19,207	17,318	88	0	1,889	11
Debit and credit card processing	7,613	7,262	6,481	351	5	781	12
Marketing and business development	7,526	6,924	5,990	602	9	934	16
Postage, printing and supplies	3,746	3,645	3,604	101	3	41	1
Legal and professional	4,215	4,111	3,958	104	3	153	4
FDIC insurance	4,805	4,539	3,911	266	6	628	16
Capital and deposit based taxes	3,415	2,781	2,476	634	23	305	12
Intangible amortization	3,658	4,485	4,686	(827)	(18)	(201)	(4)
Amortization of investments in tax credit partnerships	—	—	1,294	—	—	(1,294)	NM
Other	9,741	8,922	11,400	819	9	(2,478)	(22)
Total non-interest expenses	$212,364	$198,179	$187,829	$14,185	7%	$10,350	6%

Discussion of 2025 vs 2024:

Total non-interest expenses increased $14.2 million, or 7%, for the year ended December 31, 2025 compared to the same period of 2024. Compensation and employee benefits comprised 62% of Bancorp’s total non-interest expenses for the year ended December 31, 2025, compared to 61% for the same period of 2024.

Compensation, which includes salaries, incentives, bonuses and stock based compensation, increased 9.7 million, or 10%, for the year ended December 31, 2025, as compared with the same period of 2024. The increase was attributed primarily to higher bonus accrual levels associated with strong operating results for the year and growth in full time equivalent employees. Net full time equivalent employees totaled 1,123 at December 31, 2025 compared to 1,080 at December 31, 2024.

Employee benefits consists of all personnel-related expense not included in compensation, with the most significant items being health insurance, payroll taxes and employee retirement plan contributions. Employee benefits increased $992,000, or 5%, for the year ended December 31, 2025, as compared with the same period of 2024, driven mainly by the previously mentioned growth in FTEs and to a lesser extent, higher health insurance claims activity.

Net occupancy and equipment expenses primarily include depreciation, rent, property taxes, utilities and maintenance. Costs of capital asset additions flow through the statement of income over the lives of the assets in the form of depreciation expense. Net occupancy expense increased $1.3 million, or 9%, for the year ended December 31, 2025, as compared with the same period of 2024, consistent with higher rent and depreciation expense in addition to general increases associated with branch network expansion, as three new branch locations were opened during the year. At December 31, 2025, Bancorp’s branch network consisted of 75 locations throughout Louisville, central, eastern and Northern Kentucky, as well as the MSAs of Indianapolis, Indiana and Cincinnati, Ohio.

Technology and communication expenses include computer software usage and licensing fees, equipment depreciation and expenditures related to investments in technology needed to maintain and improve the quality of customer delivery channels, information security and internal resources. Technology expense increased $88,000, or less than 1%, for the year ended December 31, 2025 compared to the same period of 2024. The minimal growth compared to the prior year was attributed largely to changes in the timing of various planned technology investments.

Bancorp outsources processing for debit and credit card operations, which generate significant revenue for the Company. These expenses typically fluctuate consistent with transaction volumes. Debit and credit card processing expense increased $351,000, or 5%, for the year ended December 31, 2025 compared to the same period of last 2024, driven by higher processing fees, including increased fraud-mitigation and prevention expenses.

Marketing and business development expenses include all costs associated with promoting Bancorp, including community support, retaining customers and acquiring new business. Marketing and business development expenses increased $602,000, or 9%, for the year ended December 31, 2025, as compared to the same period of 2024, driven in large part by higher advertising expense tied to deposit product promotions in addition to various Bank initiatives, sponsorships and campaigns.

Postage, printing and supplies expense increased $101,000, or 3%, for the year ended December 31, 2025 compared to the same period of 2024, consistent with the previously mentioned deposit product promotions and other initiatives.

Legal and professional fees increased $104,000, or 3%, for the year ended December 31, 2025 compared to the same period of 2024, driven primarily by legal fees related to general corporate matters.

FDIC insurance expense increased $266,000, or 6%, for the year ended December 31, 2025, as compared to the same period of 2024, consistent with Bancorp’s growth in addition to changes in loan mix, as higher assessments are levied on C&D lending concentrations, a segment which has grown as a percentage of total loans.

Capital and deposit based taxes, which consist primarily of capital-based local income taxes and franchise taxes, increased $634,000, or 23%, for the year ended December 31, 2025 compared to the same period of 2024. Bancorp’s capital and deposit based tax expense is based on deposits held within various local taxing districts, as well as gross revenues generated within/appropriated to the state of Ohio, which is the only state Bancorp operates in with a capital-based deposit tax. The increase over the prior year stemmed mainly from the substantial deposit growth experienced during the year.

Intangible amortization expense consists of amortization associated with the CDI of acquired deposit portfolios, as well as an intangible related to customer list of the WM&T business line added through a past acquisition. The intangibles are amortized on an accelerated basis over a period of approximately ten years. Intangible amortization expense decreased $826,000, or 18%, for the year December 31, 2025 compared to the same period of 2024, which is attributed to the accelerated depreciation method for which intangible assets are amortized.

Other non-interest expenses increased $818,000, or 9%, for the year ended December 31, 2025, as compared to the same period of 2024, driven mainly by higher credit card rewards, increases in premiums for insurance policies related to general bank liabilities and costs associated with the new ICS deposit product offering.

Bancorp’s efficiency ratio (FTE) for the years ended December 31, 2025 and 2024 was 53.41% and 56.20%, respectively. The improvement in this ratio was the result of net interest income expansion outpacing growth in non-interest expenses.

Discussion of 2024 vs 2023:

Total non-interest expenses increased $10.4 million, or 6%, for the year ended December 31, 2024 compared to the same period of 2023. Compensation and employee benefits comprised 61% of Bancorp’s total non-interest expenses for the year ended December 31, 2024, compared to 59% for the same period of 2023.

Compensation expense increased $9.0 million, or 10%, for the year ended December 31, 2024, as compared with the same period of 2023. The increase was attributed to annual merit-based salary increases, higher bonus accruals and to a lesser extent, increased incentive compensation. Net full time equivalent employees totaled 1,080 at December 31, 2024 compared to 1,075 at December 31, 2023.

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

Capital and deposit based taxes increased $305,000, or 12%, for the year ended December 31, 2024 compared to the same period of 2023, consistent with general growth experienced during 2024.

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

Income Taxes

A comparison of income tax expense and ETR follows:

Years Ended December 31, (dollars in thousands)	2025	2024	2023

Income before income tax expense	$178,196	$144,366	$137,927
Income tax expense	38,046	29,827	30,179
Effective tax rate	21.35%	20.66%	21.88%

Discussion of 2025 vs 2024:

Fluctuations in the ETR are primarily attributed to the following:

●

The impact of state income taxes, net of federal benefit, serves to increase the overall ETR and fluctuates consistent with the level of pre-tax income that is taxable at the state level. The ETR was increased by 2.90% for the year ended December 31, 2025, compared to an increase of 3.12% for the same period of 2024. The impact to the ETR attributed to state income taxes for the current year was lower compared to the prior year, despite higher pre-tax income, due to recognizing more interest income from U.S. treasury securities, which is tax-exempt at the state level.

●

The stock based compensation component of the ETR fluctuates consistent with the level of SAR exercise activity in addition to the levels of PSU, RSA and RSU vesting. The ETR was reduced by 0.34% for the year ended December 31, 2025 compared to an decrease of 0.76% for the same period of 2024, consistent with exercise and vesting activity.

●

The cash surrender value of life insurance policies can vary widely from period to period, driven largely by market changes. The related impact is inversely correlated with the ETR generally, with cash surrender value declines typically serving to increase the ETR and vice versa. Changes in the cash surrender value of life insurance policies decreased the ETR by 0.53% and 0.61% for the year ended December 31, 2025 and 2024, respectively.

●

Bancorp invests in certain partnerships that yield federal income tax credits. Taken as a whole, the tax benefit of these investments exceeds amortization expense, resulting in a positive impact on net income. The timing and magnitude of these transactions may vary widely from period to period. Cumulative tax credit activity for the year ended December 31, 2025 and 2024 served to reduce the ETR 1.67% and 1.54%, respectively.

●	Tax-exempt interest income earned on loans and investment securities reduced the ETR by 0.31% and 0.43% for the year ended December 31, 2025 and 2024, respectively.

Discussion of 2024 vs 2023:

Fluctuations in the ETR are primarily attributed to the following:

●

Stock based compensation activity reduced the ETR by 0.76% for the year ended December 31, 2024 compared to a reduction of 0.31% for the same period of 2023, consistent with exercise activity driven by the rise in Bancorp’s stock price during 2024.

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

Financial Condition – December 31, 2025 Compared to December 31, 2024

Overview

Total assets increased $673 million, or 8%, to $9.54 billion at December 31, 2025 from $8.86 billion at December 31, 2024. The increase for 2025 was attributed to strong loan growth of $521 million, or 8%, and a $595 million, or 205%, increase in cash and cash equivalents, which was partially offset by a decline of $439 million, or 32%, in the investment securities portfolio attributed mainly to scheduled maturity activity.

Total liabilities increased $537 million, or 7%, to $8.46 billion at December 31, 2025 from $7.92 billion at December 31, 2024, with total deposit growth of $625 million, or 9%, which was driven in large part by successful deposit promotions and only offset partially by smaller declines in SSURA and other liabilities.

Stockholders’ equity increased $135 million, or 14%, to $1.08 billion at December 31, 2025 from $940 million at December 31, 2024, as net income of $140.2 million and a $29.9 million improvement in AOCI was offset by $37.1 million of cash dividends declared during 2025. The improvement in AOCI was associated with changes in the interest rate environment and the corresponding impact on the valuation of the AFS debt securities portfolio and cash flow hedging derivatives.

Cash and Cash Equivalents

Cash and cash equivalents increased $595 million, or 205%, ending at $886 million at December 31, 2025 compared to $291 million at December 31, 2024, which was attributed to the previously mentioned maturity activity within the investment securities portfolio in addition to deposit growth outpacing loan growth during 2025. The elevated cash levels held by Bancorp as of December 31, 2025 are consistent with current balance sheet management strategies implemented in preparation for approaching the $10 billion regulatory threshold for total assets.

Investment Securities

The primary purpose of the investment securities portfolio is to provide another source of interest income, as well as a tool for liquidity management. In managing the composition of the balance sheet, Bancorp seeks a balance between earnings sources, credit and liquidity considerations.

Investment securities decreased $439 million, or 32%, to $921 million at December 31, 2025 compared to $1.36 billion at December 31, 2024. This decline was driven mainly by scheduled maturities within the treasury portfolio specifically, and to a lesser extent, normal pay down activity. Investment in the securities portfolio during 2025 consisted of purchasing short-term treasury securities to put excess liquidity to work and provide collateral to meet pledging requirements, while still offering the funding flexibility allowed by their short duration. Bancorp opted to let these short-term investments mature in the latter part of the year, providing liquidity to fund continued loan growth and the ability to strategically manage the balance sheet.

The maturity distribution (based on contractual maturity) and weighted average yields of the AFS and HTM investment security portfolios follow:

	AFS
			Due after one but		Due after five but
December 31, 2025	Due within one year		within five years		within ten years		Due after ten years
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Government sponsored enterprise obligations	$287	1.02%	$7,947	1.34%	$22,174	2.47%	$42,410	4.31%
Mortgage backed securities	3,984	1.28	19,480	1.65	79,188	1.7	432,355	1.99
Obligations of states and political subdivisions	9,639	2.29	24,055	2.64	63,082	2.21	16,979	2.46
Other	—	—	531	2.19	—	—	—	—
	$13,910	1.97%	$52,013	2.07%	$164,444	2.00%	$491,744	2.21%

	HTM
			Due after one but		Due after five but
December 31, 2025	Due within one year		within five years		within ten years		Due after ten years
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Treasury and other U.S. Government obligations	$1,994	1.66%	$—	—%	$—	—%	$—	—%
Government sponsored enterprise obligations	697	1.72	213	4.24	21,661	2.64	387	4.39
Mortgage backed securities	23,397	2.09	1,036	1.93	629	2.21	148,932	2.31
	$26,088	2.05%	$1,249	2.32%	$22,290	2.63%	$149,319	2.32%

Actual maturities for mortgage-backed securities may differ from contractual maturities due to prepayments on underlying collateral.

FHLB Stock

FHLB stock holdings decreased $886,000, or 4%, to $21 million at December 31, 2025 compared to $22 million at December 31, 2024. The decrease was driven by a decline in FHLB borrowing activity during 2025, as FHLB members are required to hold certain levels of FHLB stock in relation to the amount of their borrowings. Bancorp’s reliance on overnight borrowings through the FHLB was gradually eliminated during 2025, consistent with substantial deposit growth. Bancorp’s FHLB stock holdings are expected to fluctuate consistent with borrowing activity from period to period.

Loans

Total loans increased $521 million, or 8%, from December 31, 2024 to December 31, 2025. The loan growth experienced during 2025 was well spread across loan categories, with CRE and C&D leading the way in addition to solid contributions from the C&I and residential real estate segments.

Total line of credit utilization has experienced steady improvement over the past several quarters, ending at 48.0% as of December 31, 2025 compared to 45.9% at December 31, 2024. Similarly, utilization within the C&I portfolio improved to 37.0% at December 31, 2025 compared to 33.7% at December 31, 2024, which was evidenced by the solid growth seen within the C&I line of credit segment of the loan portfolio.

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

CRE represents the largest segment of Bancorp’s loan portfolio, totaling $3.04 billion, or 43%, of total loans as of December 31, 2025. While a combination of higher interest rates and rising central business district vacancies across the country created credit and collateral concerns within the CRE sector generally over the past few years, Bancorp believes the quality of its CRE portfolio, and the overall loan portfolio, remains solid.

Office building exposure, which is a sub-segment of CRE and perceived to be of particular risk in the current environment, is a smaller component of Bancorp’s loan portfolio, totaling $605 million, or 9%, of total loans as of December 31, 2025. Approximately $255 million, or 42%, of Bancorp’s office building exposure is medical-related, which in management’s opinion presents reduced risk compared to other CRE uses. In addition, approximately $335 million, or 55%, of the office building exposure is owner-occupied and is generally accompanied by a full commercial banking relationship. This sub-segment is concentrated in Bancorp’s primary markets, with no exposure to large office towers and minimal exposure to central business districts, and continues to perform well with minimal substandard/non-accrual and past due loans as of December 31, 2025.

During the latter part of 2025, additional credit concerns surrounding lending to non-depository financial institutions (NDFIs) arose within the banking industry generally as a result of a few regional banks experiencing larger loan losses related to such borrowers and alleged fraud. In response, the FDIC implemented new reporting requirements related to NDFI lending, which were aimed mainly at institutions with $10 billion or more in total assets, to enable more insight into the underlying risks an institution may be exposed to.

While NDFIs include bank holding companies, mortgage companies and insurance companies, they can also include real estate investment trusts, private equity firms and hedge funds, which are perceived to carry greater risk. Bancorp’s exposure to NDFIs is minimal, totaling approximately $53 million, or less than 1% of total loans, as of December 31, 2025, and relates entirely to bank holding companies that maintain correspondent banking relationships with Bancorp.

Bancorp occasionally enters into loan participation agreements with other banks to diversify credit risk. For certain participation loans sold, Bancorp has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their ownership share of the loan without permission from Bancorp. The participated portion of these loans are recorded as secured borrowings. These participated loans are included in the C&I and CRE loan portfolio segments with a corresponding liability recorded in other liabilities. At both December 31, 2025 and December 31, 2024, the total participated portion of loans of this nature totaled $2 million.

The following table presents the maturity distribution and rate sensitivity of the loan portfolio at December 31, 2025:

	Maturity
December 31, 2025 (dollars in thousands)	Within one year	After one but within five years	After five but within fifteen years	After fifteen years	Total	% of Total

Commercial real estate - non-owner occupied
Fixed rate	$186,641	$960,686	$254,469	$81,920	$1,483,716	77%
Variable rate	79,831	298,654	49,514	3,537	431,536	23%
Total	$266,472	$1,259,340	$303,983	$85,457	$1,915,252	100%
Commercial real estate - owner-occupied
Fixed rate	$87,475	$548,180	$256,997	$58,659	$951,311	85%
Variable rate	26,023	56,548	86,957	1,057	170,585	15%
Total	$113,498	$604,728	$343,954	$59,716	$1,121,896	100%
Commercial and industrial - term
Fixed rate	$44,432	$392,875	$138,558	$2,169	$578,034	64%
Variable rate	69,763	150,612	98,958	209	319,542	36%
Total	$114,195	$543,487	$237,516	$2,378	$897,576	100%
Commercial and industrial - lines of credit
Fixed rate	$5,539	$8,747	$33,356	$-	$47,642	8%
Variable rate	334,603	142,161	87,507	-	564,271	92%
Total	$340,142	$150,908	$120,863	$-	$611,913	100%
Residential real estate - owner occupied
Fixed rate	$5,217	$34,800	$68,313	$734,419	$842,749	96%
Variable rate	2,010	1,178	2,681	33,247	39,116	4%
Total	$7,227	$35,978	$70,994	$767,666	$881,865	100%
Residential real estate - non-owner occupied
Fixed rate	$16,083	$233,792	$60,042	$75,323	$385,240	98%
Variable rate	3,008	1,757	1,211	-	5,976	2%
Total	$19,091	$235,549	$61,253	$75,323	$391,216	100%
Construction and land development
Fixed rate	$23,276	$65,551	$6,310	$10,252	$105,389	14%
Variable rate	136,990	452,872	56,646	-	646,508	86%
Total	$160,266	$518,423	$62,956	$10,252	$751,897	100%
Home equity lines of credit
Fixed rate	$-	$-	$-	$-	$-	0%
Variable rate	17,786	66,513	195,821	4,995	285,115	100%
Total	$17,786	$66,513	$195,821	$4,995	$285,115	100%
Consumer
Fixed rate	$3,418	$40,934	$19,428	$498	$64,278	45%
Variable rate	62,022	16,125	-	-	78,147	55%
Total	$65,440	$57,059	$19,428	$498	$142,425	100%

(continued)

(continued)

	Maturity
December 31, 2025 (dollars in thousands)	Within one year	After one but within five years	After five but within fifteen years	After fifteen years	Total	% of Total
Leases
Fixed rate	$498	$14,203	$2,211	$-	$16,912	100%
Variable rate	-	-	-	-	-	0%
Total	$498	$14,203	$2,211	$-	$16,912	100%

Credit Cards
Fixed rate	$-	$-	$-	$-	$-	0%
Variable rate	25,243	-	-	-	25,243	100%
Total	$25,243	$-	$-	$-	$25,243	100%

Total Loans
Fixed rate	$372,579	$2,299,768	$839,684	$963,240	$4,475,271	64%
Variable rate	757,279	1,186,420	579,295	43,045	2,566,039	36%
Total	$1,129,858	$3,486,188	$1,418,979	$1,006,285	$7,041,310	100%

In the event Bancorp structures a loan with a maturity exceeding five years (typically CRE loans), an automatic rate adjustment will typically be set in place at five years from origination date to limit overall interest rate sensitivity.

Non-performing Loans and Assets

Information summarizing non-performing loans and assets follows:

December 31, (dollars in thousands)	2025	2024

Non-accrual loans	$12,585	$21,727
Modifications to borrowers experiencing financial difficulty	-	-
Loans past due 90 days or more and still accruing	449	487
Total non-performing loans	13,034	22,214
Other real estate owned	190	10
Total non-performing assets	$13,224	$22,224

Non-performing loans to total loans	0.19%	0.34%
Non-performing assets to total assets	0.14%	0.25%
ACL for loans to non-performing loans	705%	391%

Non-performing assets totaled $13 million at December 31, 2025 compared to $22 million at December 31, 2024. The decrease in total non-accrual loans between December 31, 2024 and December 31, 2025 stemmed from three larger non-accrual relationships finding resolution during the year, two of which came in the form of payoffs and the other through the sale of a property.

In total, non-performing assets as of December 31, 2025 were comprised of approximately 90 loans ranging in individual amounts up to $1.2 million and one residential real estate property held as OREO.

The following table presents the major classifications of non-accrual loans by portfolio class:

December 31, (in thousands)	2025	2024

Commercial real estate - non-owner occupied	$283	$5,221
Commercial real estate - owner occupied	2,449	1,231
Total commercial real estate	2,732	6,452

Commercial and industrial - term	819	4,903
Commercial and industrial - lines of credit	182	—
Total commercial and industrial	1,001	4,903

Residential real estate - owner occupied	7,349	7,168
Residential real estate - non-owner occupied	1,173	2,451
Total residential real estate	8,522	9,619

Construction and land development	—	311
Home equity lines of credit	—	70
Consumer	278	372
Leases	—	—
Credit cards	52	—
Total non-accrual loans	$12,585	$21,727

Loans are placed in a non-accrual income status when prospects for recovering both principal and accrued interest are considered doubtful or when a default of principal or interest has existed for 90 days or more, unless such a loan is well- secured and in the process of collection or renewal. Interest income recorded on non-accrual loans as principal payments totaled $538,000, $624,000, and $342,000 for 2025, 2024, and 2023. Interest income that would have been recorded if non-accrual loans were on a current basis in accordance with their original terms totaled $2.0 million, $1.3 million, and $1.5 million for 2025, 2024, and 2023.

In addition to non-performing loans discussed above, there were loans, which are accruing interest, for which payments were current or less than 90 days past due where borrowers are experiencing elevated financial difficulties. These substandard loans totaled approximately $46 million and $60 million at December 31, 2025 and 2024, respectively, the decrease over the prior year being attributed to a number of CRE and C&I relationships being upgraded or paying off during 2025. These relationships are monitored closely for possible future reclassification as non-performing loans. Management believes it has adequately reflected credit exposure in these loans in its determination of the allowance.

During the years ended December 31, 2025 and 2024, there were no modifications made to loans for borrowers experiencing financial difficulty and there were no payment defaults of existing modified loans within 12 months following modification. Default is determined at 90 days or more past due, charge off, or foreclosure.

Delinquent Loans

Delinquent loans (consisting of all loans 30 days or more past due) totaled $26 million and $32 million at December 31, 2025 and December 31, 2024. Delinquent loans to total loans were 0.38% and 0.50% at December 31, 2025 and December 31, 2024, respectively. The decrease in delinquent loans over this period was driven mainly by two larger and unrelated CRE and C&I relationships that were past due at December 31, 2024 and ultimately paid off during the year.

Classified Loans

Classified loans, which consist of loans defined as OAEM, substandard, substandard non-performing (including non-accrual loans discussed above) and doubtful, totaled $151 million and $162 million at December 31, 2025 and December 31, 2024. The decrease over this period was driven mainly by payoff activity for previously classified loans.

Loans classified as OAEM have potential weaknesses requiring management’s heightened attention that may result in deterioration of repayment prospects on the loan or of Bancorp’s credit position at some future date. OAEM loans totaled $92 million and $81 million as of December 31, 2025 and December 31, 2024, respectively. The increase in OAEM loans experienced between December 31, 2024 and December 31, 2025 was driven largely by CRE and C&I loans that were upgraded from substandard during the year. As of December 31, 2025, all loans classified as OAEM were current with their contractual payments.

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

Bancorp’s ACL for loans was $92 million as of December 31, 2025 compared to $87 million as of December 31, 2024. Provision expense for credit losses on loans of $5.6 million was recorded for the year December 31, 2025, consistent with strong loan growth, changes in the FRB’s national unemployment forecast, a decrease in specific reserves and annual CECL model updates. Net charge offs of $626,000 were recorded for the year ended December 31, 2025, serving to decrease the ACL for loans.

The ACL for loans calculation and resulting credit loss expense is significantly impacted by changes in forecasted economic conditions. Should the forecast for economic conditions change, Bancorp could experience further adjustments in its required ACL for loans credit loss expense.

The table below details net charge-offs to average loans outstanding by portfolio class:

	2025			2024			2023
(dollars in thousands) Years ended December 31,	Net (charge offs)/ recoveries	Average loans	Net (charge offs)/ recoveries to average loans	Net (charge offs)/ recoveries	Average loans	Net (charge offs)/ recoveries to average loans	Net (charge offs)/ recoveries	Average loans	Net (charge offs)/ recoveries to average loans

Commercial real estate - non-owner occupied	$25	$1,912,158	0.00%	$19	$1,665,876	0.00%	$91	$1,465,305	0.01%
Commercial real estate - owner occupied	(120)	1,046,421	-0.01%	93	945,055	0.01%	9	884,555	0.00%
Total commercial real estate	(95)	2,958,579	0.00%	112	2,610,931	0.00%	100	2,349,860	0.00%

Commercial and industrial - term	1,010	881,004	0.11%	(339)	868,154	-0.04%	(2,239)	804,916	-0.28%
Commercial and industrial - lines of credit	(287)	597,845	-0.05%	(89)	484,266	-0.02%	(3,476)	444,244	-0.78%
Total commercial and industrial	723	1,478,849	0.05%	(428)	1,352,420	-0.03%	(5,715)	1,249,160	-0.46%

Residential real estate - owner occupied	(236)	845,240	-0.03%	(329)	752,566	-0.04%	2	649,431	0.00%
Residential real estate - non-owner occupied	(154)	388,176	-0.04%	7	369,119	0.00%	2	334,660	0.00%
Total residential real estate	(390)	1,233,416	-0.03%	(322)	1,121,685	-0.03%	4	984,091	0.00%

Construction and land development	-	680,160	0.00%	-	588,464	0.00%	-	458,572	0.00%
Home equity lines of credit	(9)	263,941	0.00%	(100)	225,823	-0.04%	(12)	203,796	-0.01%
Consumer	(614)	142,009	-0.43%	(300)	145,689	-0.21%	(379)	141,140	-0.27%
Leases	-	15,996	0.00%	-	16,298	0.00%	-	13,934	0.00%
Credit cards	(241)	25,590	-0.94%	(193)	24,472	-0.79%	(626)	22,312	-2.81%
Total	$(626)	$6,798,540	-0.01%	$(1,231)	$6,085,782	-0.02%	$(6,628)	$5,422,865	-0.12%

The following table sets forth the ACL by portfolio class:

	December 31, 2025			December 31, 2024
(dollars in thousands)	Allocated Allowance	% of Total ACL for loans	ACL for loans to Total Loans	Allocated Allowance	% of Total ACL for loans	ACL for loans to Total Loans

Commercial real estate - non-owner occupied	$13,779	15%	0.72%	$13,935	16%	0.76%
Commercial real estate - owner occupied	13,100	14%	1.17%	10,192	12%	1.02%
Total commercial real estate	26,879	29%	0.89%	24,127	28%	0.85%

Commercial and industrial - term	21,121	23%	2.35%	21,284	25%	2.41%
Commercial and industrial - lines of credit	7,323	8%	1.20%	6,496	7%	1.17%
Total commercial and industrial	28,444	31%	1.88%	27,780	32%	1.93%

Residential real estate - owner occupied	14,914	16%	1.69%	14,468	17%	1.80%
Residential real estate - non-owner occupied	4,287	5%	1.10%	5,154	6%	1.35%
Total residential real estate	19,201	21%	1.51%	19,622	23%	1.65%

Construction and land development	12,316	14%	1.64%	10,981	13%	1.76%
Home equity lines of credit	1,439	2%	0.50%	1,277	1%	0.52%
Consumer	2,924	3%	2.05%	2,531	3%	1.75%
Leases	524	0%	2.35%	370	0%	2.38%
Credit cards	140	0%	1.05%	255	0%	1.04%
Total	$91,867	100%	1.30%	$86,943	100%	1.33%

Selected ratios relating to the ACL on loans follow:

Years Ended December 31,	2025	2024	2023

Provision for credit losses on loans to average total loans	0.08%	0.14%	0.23%
Net (charge offs)/recoveries to average total loans	-0.01%	-0.02%	-0.12%
ACL for loans to average loans	1.35%	1.43%	1.46%
ACL for loans to total loans	1.30%	1.33%	1.38%

While separate from the ACL for loans and recorded in other liabilities on the consolidated balance sheets, the ACL for off balance sheet credit exposures experienced an increase between December 31, 2024 and December 31, 2025. Provision expense of $1.2 million was recorded for off balance sheet credit exposures for the year ended December 31, 2025, driven by higher construction loan availability assumptions. The ACL for off balance sheet credit exposures totaled $7.9 million and $6.8 million as of December 31, 2025 and December 31, 2024.

Premises and Equipment

Premises and equipment are presented on the consolidated balance sheets net of related depreciation on the respective assets, as well as fair value adjustments associated with purchase accounting. Premises and equipment increased $6.0 million, or 5%, between December 31, 2024 and December 31, 2025, driven primarily by the addition of three new branch locations during the year. Bancorp’s branch network currently consists of 75 locations throughout Louisville, central, eastern and northern, Kentucky, as well as the Indianapolis, Indiana and Cincinnati, Ohio markets.

Premises held for sale totaling $1.7 million and $2.3 million was recorded on Bancorp’s consolidated balance sheets as of December 31, 2025 and December 31, 2024, respectively. The decrease during 2025 was attributed to the sale of a former administrative building owned through a prior acquisition during the second quarter. Premises held for sale consisted of three vacant parcels of land and one former branch location as of December 31, 2025.

BOLI

Bank-owned life insurance assets increased $3 million, or 3%, to $92 million at December 31, 2025, compared to $89 million at December 31, 2024, the increase being attributed to general appreciation of the cash surrender values within the policy plans experienced during the year.

Goodwill

At December 31, 2025 and December 31, 2024, Bancorp had $194 million in goodwill recorded on its balance sheet.

Events that could potentially trigger goodwill impairment include deterioration in economic conditions, a decline in market-dependent multiples or metrics (i.e. stock price declining below tangible book value), negative trends in overall financial performance and regulatory actions. In 2025, Bancorp changed its goodwill impairment testing date from September 30 to October 1. The change was applied prospectively and was not material to the Company’s consolidated financial statements, as it did not delay, accelerate or avoid an impairment charge. At September 30, 2025 and October 1, 2025, Bancorp performed its annual qualitative assessment to determine if it was more-likely-than-not that the fair value of the reporting units exceeded their carrying value, including goodwill. The qualitative assessment indicated that it was not more-likely-than-not that the carrying value of the reporting units exceeded their fair value.

Core Deposit and Customer List Intangibles

CDIs and CLIs arising from business acquisitions are initially measured at fair value and are then amortized on an accelerated method based on their useful lives. As of December 31, 2025 and December 31, 2024, Bancorp’s CDI assets totaled $7 million and $9 million, respectively. As of December 31, 2025 and December 31, 2024, Bancorp’s CLI assets totaled $5 million and $7 million, respectively, and were attributed entirely to the WM&T segment.

As of December 31, 2024, Bancorp did not incur any impairment with respect to its intangible assets or other long-lived assets.

Other Assets and Other Liabilities

Other assets decreased $4 million, or 1%, to $305 million between December 31, 2024 and December 31, 2025. Other liabilities decreased $37 million, or 14%, to $221 million over the same period. The decrease in other assets was associated mainly with declines in DTAs and interest rate swap assets driven by changes in the interest rate environment generally, which were only partially offset by additional tax credit investments. The decrease in other liabilities was driven largely by a reduction in accrued tax credit investment contributions, which are made according to scheduled contractual commitments related to the respective investments.

Deposits

Total deposits increased $625 million, or 9%, from December 31, 2024 to December 31, 2025. Interest bearing deposits increased $645 million, or 11%, tied primarily to the success of deposit promotions during the first half of the year, which more than offset a $20 million, or 1%, decline in non-interest bearing deposits.

Bancorp continues to experience a shift in the deposit portfolio mix, as customers have sought higher-yielding alternatives in the current interest rate environment. However, the cost of interest-bearing deposits declined during the year from 2.59% to 2.53% for the year ended December 31, 2025, as Bancorp lowered deposit rates in tandem with the FRB’s interest rate reductions during the year. While this provided benefit to NIM, the cost of total deposits (including non-interest bearing deposits) increased 1 bp from 2.01% to 2.02% for the year ended December 31, 2025 as interest-bearing deposits have become a larger proportion of total deposits. Bancorp is cautious regarding deposit costs due to potential deposit pricing pressure/competition and the continued shift in deposit mix.

Average deposit balances and average rates paid on such deposits for the years indicated are summarized as follows:

	2025		2024		2023
Years Ended December 31, (dollars in thousands)	Average balance	Average rate	Average balance	Average rate	Average balance	Average rate

Non-interest bearing demand deposits	$1,499,941	—%	$1,504,844	—%	$1,763,157	—%
Interest bearing demand deposits	2,562,084	1.88	2,376,181	2.02	2,277,001	1.50
Savings deposits	421,973	0.28	426,615	0.28	483,245	0.27
Money market deposits	1,343,952	2.73	1,259,356	3.08	1,115,331	2.16
Time deposits	1,582,727	4.01	1,091,037	4.17	732,998	2.99
Total average deposits	$7,410,677	2.02	$6,658,033	2.01	$6,371,732	1.28

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

The maturity distribution of time deposits exceeding FDIC insurance limits and the uninsured portion of those time deposits as of December 31, 2025 follows:

(in thousands)	Time Deposits Over FDIC Insurance Limits	Uninsured Portion of Time Deposits Exceeding FDIC Insurance Limits

Three months or less	$171,348	$100,347
Over three through six months	159,326	62,077
Over six through 12 months	129,166	54,166
Over 12 months	107,564	52,814
Total	$567,404	$269,404

As of December 31, 2025 and 2024, Bancorp estimates that approximately $3.3 billion and $3.2 billion of its deposit portfolio was uninsured, respectively. The uninsured amounts are estimates based on methodologies and assumptions used by Bancorp in accordance with regulatory reporting requirements. Included in these totals are certain public fund and other deposits for which Bancorp pledges investment securities as collateral. In conjunction with FDIC insurance, the pledged collateral effectively guarantees the full amount of these deposits, which totaled $598 million and $852 million as of December 31, 2025 and 2024. The decrease between December 31, 2024 and December 31, 2025 is attributed to Bancorp’s implementation of the ICS (insured cash sweep) deposit offering, which provides an alternative collateralization option to pledging investment securities.

During 2025, Bancorp implemented ICS, a new deposit product offering for larger depositors that require collateralization. This product was added to the portfolio of offerings to allow flexibility for both liquidity needs and strategic balance sheet management, as we continue to grow towards $10 billion in total assets. ICS allows us to provide the necessary collateralization for public funds clients and other larger depositors in the form of a reciprocal network of other banks, which effectively spreads large deposit balances amongst enough participating banks to achieve FDIC coverage for each client. In turn, we receive deposits from other banks, helping them to achieve a similar goal. As collateral is provided to our clients through this network, the investments securities we would have otherwise had to pledge as collateral are now unrestricted from a liquidity perspective.

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

Securities Sold Under Agreement to Repurchase

SSUAR declined $51 million, or 31%, between December 31, 2024 and December 31, 2025, driven mainly by a number of clients within the product switching into other deposit offerings, primarily to the previously mentioned ICS offering.

SSUAR represent a funding source of Bancorp and are used by commercial customers in conjunction with collateralized corporate cash management accounts. Such repurchase agreements are considered financing agreements and mature within one business day from the transaction date. At December 31, 2025 and December 31, 2024, all of these financing arrangements had overnight maturities and were secured by government sponsored enterprise obligations and mortgage-backed securities that were owned and controlled by Bancorp.

SSUAR are collateralized by securities and are treated as financings; accordingly, the securities involved with the agreements are recorded as assets and are held by a safekeeping agent and the obligations to repurchase the securities are reflected as liabilities. All securities underlying the agreements are under Bancorp’s control.

Federal Funds Purchased and Other Short-Term Borrowing

FFP and other short-term borrowing balances decreased $764,000 between December 31, 2024 and December 31, 2025. At December 31, 2024, FFP related to excess liquidity held by downstream correspondent bank customers of Bancorp.

Subordinated debentures

As a result of the CB acquisition, Bancorp became the 100% successor owner of the following unconsolidated trust subsidiaries: Commonwealth Statutory Trust III, Commonwealth Statutory Trust IV and Commonwealth Statutory Trust V. The sole assets of the trust subsidiaries represent the proceeds of offerings loaned in exchange for subordinated debentures with similar terms to the TPS. The TPS are treated as part of Tier 1 Capital. The subordinated note and related interest expense are included in Bancorp’s consolidated financial statements. The subordinated notes are currently redeemable at Bancorp’s option on a quarterly basis. As of December 31, 2025, subordinated notes added through the CB acquisition totaled $27 million.

FHLB advances

FHLB advances outstanding totaled $300 million at both December 31, 2025 and December 31, 2024, and consisted entirely of a $300 million three-month rolling advance that is hedged with four separate interest rate swaps (cash flow hedges) entered into in an effort to secure longer-term funding at more attractive rates. For more information related to the interest rate swaps noted above, see the footnote titled, “Derivative Financial Instruments.”

Average FHLB advances decreased $27 million, or 7%, for the year ended December 31, 2025 compared to the prior year. The utilization of overnight borrowings in the current year was eliminated after the first quarter as deposit growth and investment maturities provided significant liquidity for the remainder of the year. No overnight borrowings were outstanding as of December 31, 2025, nor December 31, 2024.

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

Bancorp’s most liquid assets are comprised of cash and due from banks, FFS and AFS debt securities. FFS and interest bearing deposits totaled $816 million and $212 million at December 31, 2025 and December 31, 2024, respectively. The significant increase experienced between 2024 and 2025 was driven by the previously mentioned deposit growth and investment maturities. FFS normally have overnight maturities while interest-bearing deposits in banks are accessible on demand. These investments are used for general daily liquidity purposes.

The fair value of the AFS debt security portfolio was $722 million and $990 million at December 31, 2025 and December 31, 2024, respectively. The decrease in AFS debt security portfolio for 2025 was attributed mainly to scheduled treasury maturities, and to a lesser extent, normal amortization. The investment portfolio (HTM and AFS) includes total cash flows on amortizing debt securities of approximately $199 million (based on assumed prepayment speeds and contractual maturities as of December 31, 2025) expected over the next 12 months. Combined with FFS and interest bearing deposits from banks, AFS debt securities offer substantial resources to meet either loan growth or reductions in Bancorp’s deposit funding base.

Bancorp pledges portions of its investment securities portfolio to secure public funds, cash balances of certain WM&T accounts and SSUAR. At December 31, 2025, the total carrying value of investment securities pledged for these purposes comprised 77% of the debt securities portfolio, leaving approximately $214 million of unpledged debt securities, compared to 63% and $508 million at December 31, 2024. The decrease in pledged securities between 2024 and 2025 was attributed mainly to Bancorp’s utilization of the ICS deposit network.

Bancorp’s deposit base consists mainly of core deposits, which are defined as demand, savings, and money market deposit accounts, time deposits less than or equal to $250,000, and excludes public funds and brokered deposits. At December 31, 2025, such deposits totaled $6.44 billion and represented 83% of Bancorp’s total deposits, as compared with $6.14 billion, or 86% of total deposits at December 31, 2024. Because core deposits are less volatile and are often tied to other products of Bancorp through long lasting relationships, they normally do not place undue pressure on liquidity. However, deposits may generally be more sensitive to market rates, with potential decreases possibly straining Bancorp’s liquidity position.

As of both December 31, 2025 and December 31, 2024, Bancorp held no brokered deposits.

Included in total deposit balances at December 31, 2025 are $781 million in public funds generally comprised of accounts with local government agencies and public school districts in the markets in which Bancorp operates. At December 31, 2024, public funds deposits totaled $663 million.

Bancorp is a member of the FHLB of Cincinnati. As a member of the FHLB, Bancorp has access to credit products of the FHLB. Bancorp views these borrowings as a potential low cost alternative to brokered deposits. At December 31, 2025 and December 31, 2024, available credit from the FHLB totaled $1.47 billion and $1.25 billion, respectively. Bancorp also had unsecured FFP lines with correspondent banks totaling $80 million at both December 31, 2025 and December 31, 2024, respectively.

During the normal course of business, Bancorp enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through Bancorp’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of Bancorp’s liquidity.

Bancorp’s principal source of cash is dividends paid to it as the sole shareholder of the Bank. As discussed in the footnote titled “Commitments and Contingent Liabilities,” as of January 1st of any year, the Bank may pay dividends in an amount equal to the Bank’s net income of the prior two years less any dividends paid for the same two years. At December 31, 2025, the Bank could pay an amount equal to $263 million in dividends to Bancorp without regulatory approval subject to ongoing capital requirements of the Bank.

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

Bancorp provides customers with off-balance sheet credit support through loan commitments and standby letters of credit. Unused loan commitments decreased $108 million, or 4%, as of December 31, 2025 compared to December 31, 2024, largely as a result of a decrease in future loan commitments.

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

Additional detail regarding credit-related financial instruments, including both commitments to extend credit and letters of credit at December 31, 2025 are as follows:

	Amount of commitment expiration per period
	Less than	One-three	Three-five	Over five
(in thousands)	one year	years	years	years	Total

Unused loan commitments	$968,160	$607,127	$320,134	$406,540	$2,301,961
Standby letters of credit	28,410	—	—	—	28,410

The ACL for off balance sheet credit exposures, which is separate from the ACL for loans and recorded in other liabilities on the consolidated balance sheets, was $7.9 million and $6.8 million as of December 31, 2025 and December 31, 2024, respectively. Provision expense for off balance sheet credit exposures of $1.2 million was recorded for the year ended December 31, 2025, driven by higher construction loan availability assumptions. Provision expense for off balance sheet credit exposures of $925,000 was recorded for the year ended December 31, 2024.

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

Required payments under such commitments at December 31, 2025 are as follows:

	Payments due by period
	Less than	One-three	Three-five	Over five
(in thousands)	one year	years	years	years	Total

Time deposit maturities	$1,590,373	$138,510	$7,651	$-	$1,736,534
FHLB advances	300,000	—	—	—	300,000
Tax credit partnership contributions	56,727	38,714	3,274	6,516	105,231
Subordinated debentures	—	—	—	26,000	26,000
Operating leases (1)	4,131	8,347	8,103	19,347	39,928
Defined benefit retirement plan	219	438	438	653	1,748
Other (2)	1,031	1,763	1,249	—	4,043

(1) Includes assumed lease renewals.

(2) Consists primarily of contractual requirements relating to community sponsorships.

See the footnote titled “Commitments and Contingent Liabilities” for additional detail regarding commitments.

Capital

Information pertaining to Bancorp’s capital balances and select ratios follow:

Years ended December 31, (dollars in thousands, except per share data)	2025	2024	2023

Stockholders’ equity	$1,075,697	$940,476	$858,103
Dividends per share	$1.26	$1.22	$1.18
Dividend payout ratio, based on basic EPS	26.42%	31.20%	31.98%
Annual dividend yield	1.94%	1.70%	2.29%

At December 31, 2025, stockholders’ equity totaled $1.08 billion, representing an increase of $135 million, or 14%, compared to December 31, 2024, as net income of $140.2 million and an $29.9 million improvement in AOCI was offset by $37.1 million of dividends declared during 2025. The improvement in AOCI was associated with changes in the interest rate environment and the corresponding impact on the valuation of the AFS debt securities portfolio and cash flow hedging derivatives. See the “Condensed Consolidated Statement of Changes in Stockholders’ Equity” for further detail of changes in equity.

Bancorp’s TCE ratio and tangible book value per share, both non-GAAP disclosures, experienced improvement between December 31, 2024 and December 31, 2025, which stemmed largely from recording net income of $140.2 million. TCE was 9.32% at December 31, 2025 compared to 8.44% at December 31, 2024, while tangible book value per share was $29.50 at December 31, 2025, compared to $24.82 at December 31, 2024. See the section titled “Non-GAAP Financial Measures” for reconcilement of non-GAAP to GAAP measures.

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

Capital ratios as of December 31, 2025 increased compared December 31, 2024, as a result of record operating results, which served to offset strong risk-weighted asset growth from the loan portfolio. Bancorp continues to exceed the regulatory requirements for all calculations. Bancorp and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB and the FDIC, in addition to the capital conservation buffer.

Banking regulators have categorized the Bank as well-capitalized. To meet the definition of well-capitalized for prompt corrective action requirements, a bank must have a minimum 6.5% Common Equity Tier 1 Risk-Based Capital ratio, 8.0% Tier 1 Risk-Based Capital ratio, 10.0% Total Risk-Based Capital ratio and 5.0% Tier 1 Leverage ratio.

Additionally, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, Bancorp and the Bank must hold a 2.5% capital conservation buffer composed of Common Equity Tier 1 Risk-Based Capital above the minimum risk-based capital requirements for the Common Equity Tier 1 Risk-Based Capital ratio, Tier 1 Risk-Based Capital ratio and Total Risk-Based Capital ratio necessary to be considered adequately-capitalized. At December 31, 2025, the adequately-capitalized minimums, including the capital conservation buffer, were a 7.0% Common Equity Tier 1 Risk-Based Capital ratio, 8.5% Tier 1 Risk-Based Capital ratio and 10.5% Total Risk-Based Capital ratio. Bancorp exceeded these levels as of December 31, 2025 and 2024.

As a result of the CB acquisition, Bancorp became the 100% successor owner of the following unconsolidated trust subsidiaries: Commonwealth Statutory Trust III, Commonwealth Statutory Trust IV and Commonwealth Statutory Trust V. The sole assets of the trust subsidiaries represent the proceeds of offerings loaned in exchange for subordinated debentures with similar terms to the TPS. The TPS are treated as part of Tier 1 Capital. The subordinated note and related interest expense are included in Bancorp’s consolidated financial statements. The subordinated notes are currently redeemable at Bancorp’s option on a quarterly basis. As of December 31, 2025, subordinated notes totaled $27 million.

As permitted by the interim final rule issued on March 27, 2020 by the federal banking regulatory agencies, Bancorp elected the option to delay the estimated impact on regulatory capital related to the adoption of ASC 326 “Financial Instruments – Credit Losses,” or CECL, which was effective January 1, 2020. The initial impact of adoption of ASC 326, as well as 25% of the quarterly increases in the ACL subsequent to adoption of ASC 326 (collectively the “transition adjustments”) were delayed for two years. After two years, the cumulative amount of the transition adjustments became fixed and will be phased out of the regulatory capital calculations evenly over a three-year period, with 75% recognized in year three, 50% recognized in year four and 25% recognized in year five. After five years, the temporary regulatory capital benefits were fully reversed. 2024 represented the fifth and final year of the transition period for Bancorp. Had Bancorp not elected to defer the regulatory capital impact of CECL, the post ASC 326 adoption capital ratios of Bancorp and the Bank would still have exceeded the well-capitalized level.

Non-GAAP Financial Measures

The following table provides a reconciliation of total stockholders’ equity in accordance with GAAP to tangible stockholders’ equity (“TCE”), a non-GAAP disclosure. Bancorp provides the TCE per share, a non-GAAP measure, in addition to those defined by banking regulators, based on its widespread use by investors as a means to evaluate capital adequacy:

December 31, (dollars and shares in thousands, except per share data)	2025	2024

Total stockholders' equity - GAAP (a)	$1,075,697	$940,476
Less: Goodwill	(194,074)	(194,074)
Less: Core deposit and other intangibles	(12,160)	(15,818)
Tangible common equity - Non-GAAP (c)	$869,463	$730,584

Total assets - GAAP (b)	$9,536,124	$8,863,419
Less: Goodwill	(194,074)	(194,074)
Less: Core deposit and other intangibles	(12,160)	(15,818)
Tangible assets - Non-GAAP (d)	$9,329,890	$8,653,527

Total stockholders' equity to total assets - GAAP (a/b)	11.28%	10.61%
Tangible common equity to tangible assets - Non-GAAP (c/d)	9.32%	8.44%

Total shares outstanding (e)	29,476	29,431

Book value per share - GAAP (a/e)	$36.49	$31.96
Tangible common equity per share - Non-GAAP (c/e)	29.50	24.82

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

Years ended December 31, (dollars in thousands)	2025	2024	2023

Total non-interest expenses (a)	$212,364	$198,179	$187,829
Less: Amortization of investments in tax credit partnerships	—	—	(1,294)
Total non-interest expenses - Non-GAAP (c)	$212,364	$198,179	$186,535

Total net interest income, FTE	$300,655	$257,400	$247,869
Total non-interest income	96,948	95,230	92,220
Total revenue - Non-GAAP (b)	397,603	352,630	340,089
Less: (Gain)/loss on sale of premises and equipment	(72)	100	30
Less: Loss on sale of securities	—	—	44
Total adjusted revenue - Non-GAAP (d)	$397,531	$352,730	$340,163

Efficiency ratio - Non-GAAP (a/b)	53.41%	56.20%	55.23%
Adjusted efficiency ratio - Non-GAAP (c/d)	53.42%	56.18%	54.84%

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

Years ended December 31, (dollars in thousands)	2025	2024	2023

Total interest income - GAAP (a)	$467,589	$412,879	$346,696
FTE adjustment for tax-exempt loans	180	244	344
FTE adjustment for tax-exempt securities	163	116	193
Total interest income, FTE - Non-GAAP (b)	$467,932	$413,239	$347,233

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Information required by this item is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

Item 8.	Financial Statements and Supplementary Data.

The following consolidated financial statements of Bancorp, and reports of independent registered public accounting firms and management are included below:

Consolidated Balance Sheets - December 31, 2025 and 2024

Consolidated Statements of Income - years ended December 31, 2025, 2024 and 2023

Consolidated Statements of Comprehensive Income (Loss) - years ended December 31, 2025, 2024 and 2023

Consolidated Statements of Changes in Stockholders’ Equity - years ended December 31, 2025, 2024 and 2023

Consolidated Statements of Cash Flows - years ended December 31, 2025, 2024 and 2023

Footnotes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm (BDO USA, P.C., Grand Rapids, Michigan, PCAOB ID 243)

Report of Independent Registered Public Accounting Firm (Forvis Mazars, LLP, Indianapolis, Indiana, PCAOB ID 686)

Management’s Report on Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2025	2024
Assets
Cash and due from banks	$70,061	$78,925
Federal funds sold and interest bearing due from banks	816,315	212,095
Total cash and cash equivalents	886,376	291,020

Mortgage loans held for sale, at fair value	6,247	6,286
Available for sale debt securities (amortized cost of $801,371 in 2025 and $1,114,961 in 2024, respectively)	722,111	990,114
Held to maturity debt securities (fair value of $181,203 in 2025 and $341,357 in 2024, respectively)	198,946	370,171
Federal Home Loan Bank stock, at cost	20,717	21,603

Loans	7,041,310	6,520,402
Allowance for credit losses on loans	(91,867)	(86,943)
Net loans	6,949,443	6,433,459

Premises and equipment, net	118,698	112,736
Premises held for sale	1,678	2,321
Bank owned life insurance	91,885	89,370
Accrued interest receivable	28,783	27,697
Goodwill	194,074	194,074
Core deposit intangible	6,688	8,978
Customer list intangible	5,472	6,840
Other assets	305,006	308,750
Total assets	$9,536,124	$8,863,419

Liabilities
Deposits:
Non-interest bearing	$1,435,846	$1,456,138
Interest bearing	6,355,291	5,710,263
Total deposits	7,791,137	7,166,401

Securities sold under agreements to repurchase	112,476	162,967
Federal funds purchased	7,289	6,525
Subordinated debentures	26,806	26,806
Federal Home Loan Bank advances	300,000	300,000
Accrued interest payable	1,740	1,912
Other liabilities	220,979	258,332
Total liabilities	8,460,427	7,922,943

Commitments and contingent liabilities (Footnote 20)

Stockholders’ equity
Preferred stock, no par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value. Authorized 40,000,000 shares; issued and outstanding 29,476,000 and 29,431,000 shares in 2025 and 2024, respectively	59,090	58,939
Additional paid-in capital	402,820	395,081
Retained earnings	675,062	577,607
Accumulated other comprehensive loss	(61,275)	(91,151)
Total stockholders’ equity	1,075,697	940,476
Total liabilities and equity	$9,536,124	$8,863,419

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, (in thousands, except per share data)

	2025	2024	2023
Interest income:
Loans, including fees	$416,943	$369,362	$302,044
Federal funds sold and interest bearing due from banks	17,238	9,256	8,411
Mortgage loans held for sale	348	232	211
Federal Home Loan Bank stock	2,109	2,306	1,560
Investment securities:
Taxable	29,089	29,896	32,706
Tax-exempt	1,862	1,827	1,764
Total interest income	467,589	412,879	346,696
Interest expense:
Deposits	149,512	133,541	81,585
Securities sold under agreements to repurchase	2,411	3,432	2,087
Federal funds purchased and other short-term borrowing	283	471	689
Federal Home Loan Bank advances	13,451	16,444	12,768
Subordinated debentures	1,620	1,951	2,235
Total interest expense	167,277	155,839	99,364
Net interest income	300,312	257,040	247,332
Provision for credit losses	6,700	9,725	13,796
Net interest income after provision expense	293,612	247,315	233,536
Non-interest income:
Wealth management and trust services	42,808	42,843	39,802
Deposit service charges	8,732	8,906	8,866
Debit and credit card income	19,873	20,082	19,438
Treasury management fees	11,679	11,064	10,033
Mortgage banking income	4,123	3,858	3,705
Loss on sale of securities AFS debt securities	—	—	(44)
Net investment product sales commissions and fees	4,221	3,571	3,205
Bank owned life insurance	2,515	2,443	2,253
Gain (loss) on sale of premises and equipment	72	(100)	(30)
Other	2,925	2,563	4,992
Total non-interest income	96,948	95,230	92,220
Non-interest expenses:
Compensation	110,557	100,842	91,876
Employee benefits	21,260	20,268	18,451
Net occupancy and equipment	16,533	15,193	16,384
Technology and communication	19,295	19,207	17,318
Debit and credit card processing	7,613	7,262	6,481
Marketing and business development	7,526	6,924	5,990
Postage, printing and supplies	3,746	3,645	3,604
Legal and professional	4,215	4,111	3,958
FDIC insurance	4,805	4,539	3,911
Capital and deposit based taxes	3,415	2,781	2,476
Intangible amortization	3,658	4,485	4,686
Amortization of investments in tax credit partnerships	—	—	1,294
Other	9,741	8,922	11,400
Total non-interest expenses	212,364	198,179	187,829
Income before income tax expense	178,196	144,366	137,927
Income tax expense	38,046	29,827	30,179
Net income	$140,150	$114,539	$107,748

Net income per share - basic	$4.77	$3.91	$3.69
Net income per share - diluted	$4.75	$3.89	$3.67
Weighted average outstanding shares:
Basic	29,363	29,288	29,212
Diluted	29,507	29,421	29,343

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, (in thousands)

	2025	2024	2023
Net income	$140,150	$114,539	$107,748
Other comprehensive income (loss):
Change in unrealized gain (loss) on AFS debt securities	45,587	(1,873)	30,342
Reclassification adjustment for loss realized on AFS debt securities	—	—	44
Change in fair value of derivatives used in cash flow hedge	(5,812)	4,085	(70)
Minimum pension liability adjustment	(98)	77	(237)
Total other comprehensive income before income tax effect	39,677	2,289	30,079
Tax effect	9,801	642	7,341
Total other comprehensive income, net of tax	29,876	1,647	22,738
Comprehensive income (loss)	$170,026	$116,186	$130,486

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years Ended December 31, 2025, 2024 and 2023

					Accumulated
	Common stock		Additional		other
	Shares		paid-in	Retained	comprehensive	Total
	outstanding	Amount	capital	earnings	income (loss)	equity

Balance, January 1, 2023	29,259	$58,367	$377,703	$439,898	$(115,536)	$760,432
2023 Activity:
Net income	—	—	—	107,748	—	107,748
Other comprehensive income	—	—	—	—	22,738	22,738
Stock compensation expense	—	—	4,464	—	—	4,464
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations	73	244	3,924	(6,863)	—	(2,695)
Cash dividends declared, $1.18 per share	—	—	—	(34,584)	—	(34,584)
Shares cancelled	(3)	(9)	(136)	145	—	—
Balance, December 31, 2023	29,329	$58,602	$385,955	$506,344	$(92,798)	$858,103

Balance, January 1, 2024	29,329	$58,602	$385,955	$506,344	$(92,798)	$858,103
2024 Activity:
Net income	—	—	—	114,539	—	114,539
Other comprehensive income	—	—	—	—	1,647	1,647
Stock compensation expense	—	—	3,773	—	—	3,773
Reclassification adjustment - ASU 2023-02	—	—	—	2,482	—	2,482
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations	110	367	5,801	(10,385)	—	(4,217)
Cash dividends declared, $1.22 per share	—	—	—	(35,851)	—	(35,851)
Shares cancelled	(8)	(30)	(448)	478	—	-
Balance, December 31, 2024	29,431	$58,939	$395,081	$577,607	$(91,151)	$940,476

Balance, January 1, 2025	29,431	$58,939	$395,081	$577,607	$(91,151)	$940,476
2025 Activity:
Net income	—	—	—	140,150	—	140,150
Other comprehensive income	—	—	—	—	29,876	29,876
Stock compensation expense	—	—	4,408	—	—	4,408
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations	51	172	3,691	(5,954)	—	(2,091)
Cash dividends declared, $1.26 per share	—	—	—	(37,122)	—	(37,122)
Shares cancelled	(6)	(21)	(360)	381	—	—
Balance, December 31, 2025	29,476	$59,090	$402,820	$675,062	$(61,275)	$1,075,697

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, (in thousands)

	2025	2024	2023
Cash flows from operating activities:
Net income	$140,150	$114,539	$107,748
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	6,700	9,725	13,796
Depreciation, amortization and accretion, net	7,795	13,354	21,939
Deferred income tax expense (benefit)	(2,830)	(3,116)	(435)
Gain on sale of mortgage loans held for sale	(3,293)	(2,431)	(1,690)
Origination of mortgage loans held for sale	(149,329)	(114,773)	(105,912)
Proceeds from sale of mortgage loans held for sale	152,661	116,974	104,152
Bank owned life insurance income	(2,515)	(2,443)	(2,253)
(Gain)/loss on the sale of premises and equipment	(72)	100	30
Loss on sale of available for sale debt securities	—	—	44
(Gain)/loss on the sale of other real estate owned	(62)	—	43
Stock compensation expense	4,408	3,773	4,464
Excess tax benefit from share-based compensation arrangements	(604)	(1,228)	(644)
Net change in accrued interest receivable and other assets	9,832	(1,337)	(3,941)
Net change in accrued interest payable and other liabilities	3,205	9,731	(30,638)
Net cash provided by operating activities	166,046	142,868	106,703
Cash flows from investing activities:
Purchases of available for sale debt securities	(594,552)	(396,656)	(6,025)
Proceeeds from sales of available for sale debt securities	—	—	2,412
Proceeds from maturities and paydowns of available for sale debt securities	913,258	434,765	144,449
Proceeds from maturities and paydowns of held to maturity debt securities	171,186	70,044	33,632
Purchases of FHLB stock	(17,814)	(33,711)	(28,800)
Proceeds from redemption of FHLB stock	18,700	28,344	23,492
Net change in loans	(520,995)	(738,686)	(573,599)
Purchases of premises and equipment	(12,042)	(9,848)	(7,731)
Proceeds from sale or disposal of premises and equipment	710	223	1,732
Other investment activities	(65,100)	(31,532)	(14,235)
Proceeds from sales of other real estate owned	147	—	624
Net cash used in investing activities	(106,502)	(677,057)	(424,049)
Cash flows from financing activities:
Net change in deposits	624,736	495,653	279,496
Net change in securities sold under agreements to repurchase and federal funds purchased	(49,727)	3,649	23,712
Proceeds from FHLB advances	1,200,000	1,000,000	950,000
Repayments of FHLB advances	(1,200,000)	(900,000)	(800,000)
Repurchase of common stock	(2,091)	(4,217)	(2,695)
Cash dividends paid	(37,106)	(35,835)	(34,575)
Net cash provided by financing activities	535,812	559,250	415,938
Net change in cash and cash equivalents	595,356	25,061	98,592
Beginning cash and cash equivalents	291,020	265,959	167,367
Ending cash and cash equivalents	$886,376	$291,020	$265,959

(continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Years Ended December 31, (in thousands)

	2025	2024	2023
Supplemental cash flow information:
Interest paid	$167,449	$156,021	$97,930
Income tax paid, net of refunds	21,195	19,428	35,330
Cash paid for operating lease liabilities	4,409	4,672	4,063

Supplemental non-cash activity:
Change in unfunded commitments in tax credit investments	$22,262	$19,012	$165,435
Due to broker	—	10,447	—
Dividends payable to stockholders	271	255	239
Premises and equipment transferred to premises held for sale	—	—	871
Loans transferred to OREO	265	—	—

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

Established in 1904, SYB is a state-chartered non-member financial institution that provides services in Louisville, central, eastern and northern Kentucky, as well as the Indianapolis, Indiana and Cincinnati, Ohio metropolitan markets through 75 full service banking center locations.

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

Use of Estimates – To prepare financial statements in conformity with GAAP, management must make estimates and assumptions that require difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers.

Bancorp’s accounting policies are fundamental to understanding management’s discussion and analysis of our results of operations and financial condition. At December 31, 2025, the accounting policy considered the most critical in preparing Bancorp’s consolidated financial statements is the determination of the ACL for loans. A detailed explanation of how Bancorp determines the ACL for loans is provided within this footnote.

Accounting for Business Acquisitions – Bancorp accounts for acquisitions in accordance with the acquisition method. The acquisition method requires: a) identification of the entity that obtains control of the acquiree; b) determination of the acquisition date; c) recognition and measurement of the identifiable assets acquired and liabilities assumed, and any non-controlling interest in the acquiree; and d) recognition and measurement of goodwill or bargain purchase gain.

Identifiable assets acquired, liabilities assumed, and any non-controlling interest in acquirees are generally recognized at their acquisition-date (“day-one”) fair values. The measurement period for day-one fair values begins on the acquisition date and ends at the earlier of: (a) the day management believes it has all the information necessary to determine day-one fair values; or (b) one year following the acquisition date. In many cases, the determination of day-one fair values requires management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly complex and subjective in nature and subject to provisional period adjustments, which are retrospective adjustments to reflect new information existing at the acquisition date affecting day-one fair values. More specifically, these provisional period adjustments may be made, as market value data, such as valuations, are received by the Bank. Increases or decreases to day-one fair values are reflected with a corresponding increase or decrease to bargain purchase gain or goodwill.

Acquisition related costs are expensed as incurred unless those costs are related to issuing debt or equity securities used to finance the acquisition.

Cash and Cash Equivalents – Cash and cash equivalents include cash and due from banks, FFS and interest bearing due from banks as segregated in the accompanying consolidated balance sheets.

Mortgage Loans Held for Sale and Mortgage Banking Activities – Mortgages originated and intended for sale in the secondary market are carried at fair value, as determined by outstanding commitments from investors. Net gains on mortgage loans held for sale are recorded as a component of Mortgage banking income and represent the difference between the selling price and the carrying value of the loans sold. Substantially all of the gains or losses on the sale of loans are reported in earnings when the interest rates on loans are locked. Bancorp has elected the fair value option for mortgage loans held for sale. These loans are intended for sale and management believes that fair value is the best indicator of the resolution of these loans. For loans for which the fair value option has been elected, the Company amortizes premiums and discounts over the life of the loan and any origination fees or costs are recognized as incurred.

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

Mortgage loans held for sale are generally sold with the MSRs retained. When mortgage loans are sold with servicing retained, they are reported at the lower of amortized cost or fair value. Servicing rights are initially recorded at fair value with the income statement effect recorded as component of mortgage banking income. Fair value is based on the market prices for comparable mortgage servicing contracts when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. All classes of servicing assets are subsequently measured using the amortization method, which requires servicing rights to be amortized into mortgage banking income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Amortization of MSRs are initially set at seven years and are periodically adjusted based on the weighted average remaining life of the underlying loans.

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

Bancorp has made a policy election to exclude accrued interest from the amortized cost basis of debt securities and reports accrued interest separately in the consolidated balance sheets. A debt security is placed on non-accrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on non-accrual is reversed against interest income. There was no accrued interest related to AFS debt securities reversed against interest income for the years ended December 31, 2025 and 2024.

ACL – AFS Debt Securities – For AFS debt securities in an unrealized loss position, Bancorp evaluates the securities to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or non-credit related factors. Any impairment that is not credit-related is recognized in AOCI, net of tax. Credit-related impairment is recognized as an ACL for AFS debt securities on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Accrued interest receivable on AFS debt securities is excluded from the estimate of credit losses. Both the ACL for AFS debt securities and the adjustment to net income may be reversed if conditions change. However, if Bancorp intends to sell an impaired AFS debt security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount would be recognized in earnings with a corresponding adjustment to the security’s amortized cost basis. Because the security’s amortized cost basis is adjusted to fair value, there is no ACL for AFS debt securities in this situation.

In evaluating AFS debt securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, Bancorp considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government, its agencies or its sponsored enterprises, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition, among other factors. There were no credit related factors underlying unrealized losses on AFS debt securities at December 31, 2025 and December 31, 2024, therefore, no ACL for AFS securities was recorded.

Changes in the ACL for AFS debt securities are recorded as expense. Losses are charged against the ACL for AFS debt securities when management believes the uncollectability of an AFS debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

ACL – HTM Debt Securities – Bancorp measures expected credit losses on HTM debt securities on a collective basis by major security type. Accrued interest receivable on HTM debt securities is excluded from the ACL on HTM securities. The estimate of the ACL for HTM securities considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. As of both December 31, 2025 and December 31, 2024, no ACL for HTM securities was recorded.

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

Acquired loans are determined by Bancorp to have more-than-insignificant deterioration in credit quality since origination if any of the following designations apply, listed in order of priority as follows: Loans individually analyzed by Bancorp and determined to have a collateral or cash flow deficiency resulting in a full or partial allocation for loss, loans placed on non-accrual status by the acquired institution, loans identified as modifications to borrowers experiencing financial difficulty by the acquired institution, loans that have received a partial charge off by the acquired institution, loans risk-rated below a “pass” grade by the acquired institution and any loans past due 59 days or more at the time of acquisition.

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

ACL – Loans – Under the CECL model, the ACL on loans represents a valuation allowance estimated at each balance sheet date that is deducted from the loans’ amortized cost basis to represent the net amount expected to be collected on the loan portfolio.

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

Loans are predominantly segmented into loan pools that have similar risk characteristics, similar collateral types and are assumed to pose consistent risk of loss to Bancorp. Bancorp has identified the following pools of financial assets with similar risk characteristics for measuring expected credit losses:

Commercial Real Estate – Non-Owner Occupied – Includes investment real estate loans secured by a variety of commercial property types and purposes. The primary source of income for this loan type is typically rental income associated with the property. This category also includes apartment or multifamily residential buildings (secured by five or more dwelling units).

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

In 2025, Bancorp changed its goodwill impairment testing date from September 30 to October 1. The change was applied prospectively and was not material to the Company’s consolidated financial statements, as it did not delay, accelerate or avoid an impairment charge. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on Bancorp’s balance sheet.

Based on its assessment, Bancorp believes its goodwill balances at December 31, 2025 and December 31, 2024 were not impaired and are properly recorded in the consolidated financial statements.

Other intangible assets consist of CDI and CLI assets arising from business acquisitions. The CDI and CLI assets represent customer relationships associated with acquired deposit portfolios and WM&T businesses, respectively. CDI and CLI assets are initially measured at fair value and then amortized on an accelerated method over their estimated useful lives.

Other Assets – BOLI and other life insurance policies are carried at cash surrender value, which considers applicable surrender charges. Also, Bancorp maintains life insurance policies in conjunction with its non-qualified defined benefit and non-qualified compensation plans.

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

Derivatives – Bancorp uses derivative financial instruments, including interest rate swaps, as part of its interest rate risk management. Bancorp’s interest rate swaps are recognized as other assets and liabilities in the consolidated balance sheet at fair value. Accounting for changes in fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge exposure to variability in expected future cash flows, or other types of forecasted transactions, are designated as cash flow hedges.

For derivatives designated as cash flow hedges, changes in fair value of the derivative are initially reported in OCI and subsequently reclassified to interest income or expense when the hedged transaction affects earnings. No component of the change in the fair value of the hedging instrument is excluded from the assessment of hedge effectiveness.

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

Bancorp manages certain credit exposure from its derivative transactions by entering into master netting agreements. The relevant agreements allow for efficient closeout of transactions, liquidation and setoff of collateral against the net amount owed by the counterparty in the event of default. In connection with its derivative transactions, Bancorp may receive or pledge cash collateral with its counterparties to satisfy initial, maintenance and/or variation margin requirements. Variation margin is accounted for as collateral. Bancorp has made a policy election to present its derivative positions at fair value on a net basis when a right of offset exists, based on transactions with a single counterparty for derivative contracts that are subject to legally enforceable master netting agreements.

Bancorp had no fair value hedging relationships at December 31, 2025 and December 31, 2024. Bancorp does not use derivatives for trading or speculative purposes. See the footnote titled “Derivative Financial Instruments” for additional discussion.

Transfers of Financial Assets – Transfers of financial assets are accounted for as sales when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from Bancorp, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and Bancorp does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. If the sale criteria are not met, the transfer is recorded as a secured borrowing in which the assets remain on the balance sheet and the proceeds from the transaction are recognized as a liability.

Stock-Based Compensation – For all awards, stock-based compensation expense is recognized over the period in which it is earned based on the grant-date fair value of the portion of stock-based payment awards that are ultimately expected to vest, reduced for estimated forfeitures at the time of grant. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Restrictions on Cash and Cash Equivalents – Bancorp has historically been required by the FRB to maintain average reserve balances. Effective March 26, 2020, the FRB reduced the reserve requirement ratio to 0% in response to the COVID-19 pandemic, eliminating reserve requirements for all depository institutions. The reserve requirement ratio remained at 0% as of December 31, 2025.

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

Revenue from Contracts with Customers – The majority of Bancorp’s revenue comes from interest income and other sources, including loans, leases, securities, and derivatives, which are not subject to ASC 606. Bancorp’s services that fall within the scope of ASC 606 are presented within non-interest income and are recognized as revenue as Bancorp satisfies its obligation to its customer. See the footnote titled “Revenue from Contracts with Customers” for additional discussion.

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

Adoption of New Accounting Guidance – On January 1, 2025, Bancorp adopted ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” on a prospective basis. The amendments in this update provide expanded disclosures relating to the effective tax rate reconciliation and information related to income taxes paid. The adoption of this ASU did not have a material impact on Bancorp’s consolidated financial statements.

Accounting Standards Updates – In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This update requires disaggregated disclosure of income statement expenses for public business entities. New financial statement disclosures are required in tabular format, disaggregating information about prescribed categories underlying any relevant income statement expense caption. The prescribed categories include, among other things, employee compensation, depreciation, and intangible asset amortization. Additionally, entities must disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Bancorp is evaluating the impact this ASU will have on our financial statements.

In November 2025, the FASB issued ASU 2025-08, “Financial Instruments – Credit Losses (Topic 326): Purchased Loans.” ASU 2025-08 expands the scope of the “gross up” method, formerly applicable only to PCD assets, to include acquired non-PCD loans that meet certain criteria, now referred to as “purchased seasoned loans,” (PSLs). Under this model, an allowance for expected credit losses is recognized at acquisition, offsetting the loan’s amortized cost basis, thereby eliminating the day-one credit-loss expense previously required for non-PCD assets. PSLs are defined as non-PCD loans acquired either (i) through a business combination, or (ii) purchased more than 90 days after origination, when the acquirer was not involved in origination. ASU 2025-08 is effective, on a prospective basis for loans acquired on or after the adoption date, for interim and annual periods beginning in 2027, though early adoption is permitted. Bancorp is evaluating the impact this ASU will have on our financial statements.

(2) Cash and Due from Banks

At December 31, 2025 and 2024, Bancorp’s interest-bearing cash accounts and non-interest bearing deposits held at other financial institutions exceeded federally insured limits. Each correspondent bank’s financial performance and market rating are reviewed on a quarterly basis to ensure Bancorp maintains deposits only at highly rated institutions, providing minimal risk for those exceeding federally insured limits. Bancorp had approximately $808 million and $219 million held cumulatively at the FRB and FHLB as of December 31, 2025 and December 31, 2024, which are government-sponsored entities not insured by the FDIC. The vast majority of these balances were held at the FRB.

Bancorp has historically been required to maintain an average reserve balance in cash or with the FRB relating to customer deposits. However, effective March 26, 2020, the FRB reduced the requirement ratio to 0% in response to the COVID-19 pandemic, eliminating the reserve requirements for all depository institutions. The reserve requirement remained at 0% as of December 31, 2025.

(3) Investment Securities

AFS Debt Securities

The following table summarizes the amortized cost, unrealized gains and losses, and fair value of Bancorp’s AFS debt securities portfolio:

(in thousands)	Amortized	Unrealized
December 31, 2025	cost	Gains	Losses	Fair value

Government sponsored enterprise obligations	$75,459	$97	$(2,737)	$72,819
Mortgage backed securities	602,261	322	(67,576)	535,007
Obligations of states and political subdivisions	123,083	10	(9,339)	113,754
Other	568	-	(37)	531
Total available for sale debt securities	$801,371	$429	$(79,689)	$722,111

December 31, 2024

U.S. Treasury and other U.S. Government obligations	$198,182	$33	$-	$198,215
Government sponsored enterprise obligations	88,895	110	(4,847)	84,158
Mortgage backed securities	696,767	-	(105,790)	590,977
Obligations of states and political subdivisions	128,431	1	(14,198)	114,234
Other	2,686	-	(156)	2,530
Total available for sale debt securities	$1,114,961	$144	$(124,991)	$990,114

HTM Debt Securities

The following table summarizes the amortized cost, unrecognized gains and losses, and fair value of Bancorp’s HTM debt securities portfolio:

(in thousands)	Carrying	Unrecognized
December 31, 2025	value	Gains	Losses	Fair value

U.S. Treasury and other U.S. Government obligations	$1,994	$-	$(12)	$1,982
Government sponsored enterprise obligations	22,957	-	(1,112)	21,845
Mortgage backed securities	173,995	5	(16,624)	157,376
Total held to maturity debt securities	$198,946	$5	$(17,748)	$181,203

December 31, 2024
U.S. Treasury and other U.S. Government obligations	$153,850	$-	$(741)	$153,109
Government sponsored enterprise obligations	25,395	-	(2,034)	23,361
Mortgage backed securities	190,926	2	(26,041)	164,887
Total held to maturity debt securities	$370,171	$2	$(28,816)	$341,357

All investment securities classified as HTM by Bancorp as of December 31, 2025 and December 31, 2024 are obligations of the U.S. Government and/or are issued by government-sponsored enterprises and have an explicit government guarantee or have a credit rating on par with the U.S. government and are generally considered risk-free. Therefore, no ACL was recorded for Bancorp’s HTM securities as of December 31, 2025 and December 31, 2024. Further, as of December 31, 2025 and December 31, 2024, none of Bancorp’s HTM securities were on non-accrual or in past due status.

Debt Securities by Contractual Maturity

A summary of AFS and HTM debt securities by contractual maturity as of December 31, 2025 follows:

	AFS Debt Securities		HTM Debt Securities
(in thousands)	Amortized cost	Fair value	Carrying value	Fair value

Due within one year	$9,972	$9,926	$2,691	$2,675
Due after one year but within five years	33,386	32,533	213	212
Due after five years but within 10 years	93,880	85,256	21,661	20,560
Due after 10 years	61,872	59,389	386	380
Mortgage backed securities	602,261	535,007	173,995	157,376
Total	$801,371	$722,111	$198,946	$181,203

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

Accrued interest on the investment securities portfolio (AFS and HTM) totaled $4 million and $5 million at December 31, 2025 and 2024, respectively, and was included in the consolidated balance sheets.

No gains or losses on sales or calls of securities were recorded for the year ended December 31, 2025 nor December 31, 2024. As a result of the dissolution of the Captive during the fourth quarter of 2023, a loss totaling $44,000 on the sale of AFS treasury securities held by the Captive was recorded for the year ended December 31, 2023.

Securities with a carrying value of $707 million and $852 million were pledged at December 31, 2025 and 2024, respectively, to secure accounts of commercial depositors in cash management accounts, public deposits and uninsured cash balances for WM&T accounts.

Based on an evaluation of available information including security type, counterparty credit quality, past events, current conditions, and reasonable and supportable forecasts that are relevant to collectability, Bancorp has concluded that it expects to receive all contractual cash flows from each security held in its AFS and HTM debt securities portfolio. As such, no allowance or impairment was recorded with respect to investment securities as of December 31, 2025.

Unrealized and Unrecognized Loss Analysis on Debt Securities

Debt securities with unrealized and unrecognized losses at December 31, 2025 and December 31, 2024, aggregated by investment category and length of time securities have been in a continuous unrealized/unrecognized loss position follows:

	AFS Debt Securities
	Less than 12 months		12 months or more		Total
(in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2025	value	losses	value	losses	value	losses

Government sponsored enterprise obligations	$-	$-	$69,880	$(2,737)	$69,880	$(2,737)
Mortgage backed securities	-	-	507,041	(67,576)	507,041	(67,576)
Obligations of states and political subdivisions	1,446	(4)	91,609	(9,335)	93,055	(9,339)
Other	-	-	531	(37)	531	(37)
Total AFS debt securities	$1,446	$(4)	$669,061	$(79,685)	$670,507	$(79,689)

December 31, 2024

Government sponsored enterprise obligations	$5,801	$(49)	$74,478	$(4,798)	$80,279	$(4,847)
Mortgage backed securities	23,159	(579)	567,818	(105,211)	590,977	(105,790)
Obligations of states and political subdivisions	9,181	(164)	101,407	(14,034)	110,588	(14,198)
Other	-	-	2,530	(156)	2,530	(156)
Total AFS debt securities	$38,141	$(792)	$746,233	$(124,199)	$784,374	$(124,991)

	HTM Debt Securities
	Less than 12 months		12 months or more		Total
(in thousands)	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
December 31, 2025	value	losses	value	losses	value	losses

U.S. Treasury and other U.S. Government obligations	$-	$-	$1,982	$(12)	$1,982	$(12)
Government sponsored enterprise obligations	-	-	21,649	(1,112)	21,649	(1,112)
Mortgage backed securities	-	-	156,877	(16,624)	156,877	(16,624)
Total HTM debt securities	$-	$-	$180,508	$(17,748)	$180,508	$(17,748)

December 31, 2024

U.S. Treasury and other U.S. Government obligations	$-	$-	$153,109	$(741)	$153,109	$(741)
Government sponsored enterprise obligations	396	(6)	22,965	(2,028)	23,361	(2,034)
Mortgage backed securities	-	-	164,724	(26,041)	164,724	(26,041)
Total HTM debt securities	$396	$(6)	$340,798	$(28,810)	$341,194	$(28,816)

Applicable dates for determining when securities are in an unrealized loss position are December 31, 2025 and 2024, respectively. As such, it is possible that a security had a market value lower than its amortized cost on other days during the past 12 months, but is not in the “Less than 12 months” category in the preceding table.

In evaluating debt securities in unrealized and unrecognized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, Bancorp considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition, among other factors. Unrealized and unrecognized losses on Bancorp’s investment securities portfolio have not been recognized as an expense because the securities are of high credit quality, and the decline in fair values is attributable to changes in the prevailing interest rate environment since the purchase date. Fair value is expected to recover as securities reach maturity and/or the interest rate environment returns to conditions similar to when these securities were purchased. These investments consisted of 402 and 488 separate investment positions as of December 31, 2025 and December 31, 2024, respectively.

(4) Loans and ACL for Loans

Composition of loans by class follows:

December 31, (in thousands)	2025	2024

Commercial real estate - non-owner occupied	$1,915,252	$1,835,935
Commercial real estate - owner occupied	1,121,896	1,002,853
Total commercial real estate	3,037,148	2,838,788

Commercial and industrial - term	897,576	884,399
Commercial and industrial - lines of credit	611,913	554,255
Total commercial and industrial	1,509,489	1,438,654

Residential real estate - owner occupied	881,865	805,080
Residential real estate - non-owner occupied	391,216	382,744
Total residential real estate	1,273,081	1,187,824

Construction and land development	751,897	623,005
Home equity lines of credit	285,115	247,433
Consumer	142,425	144,644
Leases	16,912	15,514
Credit cards	25,243	24,540
Total loans (1)	$7,041,310	$6,520,402

(1) Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs.

Fees and costs of originating loans are deferred at origination and amortized over the life of the loan. At both December 31, 2025 and 2024, net deferred loan origination fees exceeded deferred loan origination costs, resulting in a net reduction of loan balances totaling $3 million.

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

Bancorp occasionally enters into loan participation agreements with other banks in the ordinary course of business to diversify credit risk. For certain sold participation loans, Bancorp has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their share of the loan without permission from Bancorp. The participated portion of these loans are recorded as secured borrowings. The participated portions of these loans are included in the C&I totals above with a corresponding liability reflected in other liabilities. At both December 31, 2025 and 2024, the total participated portions of loans of this nature totaled $2 million.

Accrued interest on loans, which is excluded from the amortized cost of loans, totaled $25 million and $23 million at December 31, 2025 and 2024, respectively, and was included in the consolidated balance sheets.

Loans with carrying amounts of $3.78 billion and $3.48 billion were pledged to secure FHLB borrowing capacity at December 31, 2025 and December 31, 2024, respectively.

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

Loans to directors and their related interests, including loans to companies for which directors are principal owners and executive officers are presented in the following table:

Years ended December 31, (in thousands)	2025	2024
Balance at beginning of period	$97,103	$62,412
Effect of change in composition of related interests	16,484	22,111
New term loans	-	16,255
Repayment of term loans	(8,541)	(10,612)
Changes in balances of revolving lines of credit	(1,384)	6,937
Balance at end of period	$103,662	$97,103

ACL for Loans

Fluctuations in the ACL for loans during the year ended December 31, 2025 were the result of loan growth, changes in the forecasted unemployment forecast, a decrease in specific reserves and annual CECL model updates in addition to net charge offs. The table below reflects activity in the ACL related to loans:

(in thousands) Year ended December 31, 2025	Beginning Balance	Provision for Credit Losses on Loans	Charge-offs	Recoveries	Ending Balance

Commercial real estate - non-owner occupied	$13,935	$(181)	$-	$25	$13,779
Commercial real estate - owner occupied	10,192	3,028	(137)	17	13,100
Total commercial real estate	24,127	2,847	(137)	42	26,879

Commercial and industrial - term	21,284	(1,173)	(738)	1,748	21,121
Commercial and industrial - lines of credit	6,496	1,114	(287)	-	7,323
Total commercial and industrial	27,780	(59)	(1,025)	1,748	28,444

Residential real estate - owner occupied	14,468	682	(308)	72	14,914
Residential real estate - non-owner occupied	5,154	(713)	(156)	2	4,287
Total residential real estate	19,622	(31)	(464)	74	19,201

Construction and land development	10,981	1,335	-	-	12,316
Home equity lines of credit	1,277	171	(10)	1	1,439
Consumer	2,531	1,007	(1,103)	489	2,924
Leases	370	154	-	-	524
Credit cards	255	126	(303)	62	140
Total	$86,943	$5,550	$(3,042)	$2,416	$91,867

(in thousands) Year ended December 31, 2024	Beginning Balance	Provision for Credit Losses on Loans	Charge-offs	Recoveries	Ending Balance

Commercial real estate - non-owner occupied	$22,133	$(8,217)	$-	$19	$13,935
Commercial real estate - owner occupied	11,667	(1,568)	-	93	10,192
Total commercial real estate	33,800	(9,785)	-	112	24,127

Commercial and industrial - term	14,359	7,264	(748)	409	21,284
Commercial and industrial - lines of credit	6,495	90	(555)	466	6,496
Total commercial and industrial	20,854	7,354	(1,303)	875	27,780

Residential real estate - owner occupied	9,316	5,481	(356)	27	14,468
Residential real estate - non-owner occupied	4,282	865	-	7	5,154
Total residential real estate	13,598	6,346	(356)	34	19,622

Construction and land development	7,593	3,388	-	-	10,981
Home equity lines of credit	1,660	(283)	(107)	7	1,277
Consumer	1,407	1,424	(785)	485	2,531
Leases	220	150	-	-	370
Credit cards	242	206	(225)	32	255
Total	$79,374	$8,800	$(2,776)	$1,545	$86,943

(in thousands) Year ended December 31, 2023	Beginning Balance	Provision for Credit Losses on Loans	Charge-offs	Recoveries	Ending Balance

Commercial real estate - non-owner occupied	$22,641	$(599)	$-	$91	$22,133
Commercial real estate - owner occupied	10,827	831	-	9	11,667
Total commercial real estate	33,468	232	-	100	33,800

Commercial and industrial - term	12,991	3,607	(2,298)	59	14,359
Commercial and industrial - lines of credit	6,389	3,582	(3,633)	157	6,495
Total commercial and industrial	19,380	7,189	(5,931)	216	20,854

Residential real estate - owner occupied	6,717	2,597	(43)	45	9,316
Residential real estate - non-owner occupied	3,597	683	-	2	4,282
Total residential real estate	10,314	3,280	(43)	47	13,598

Construction and land development	7,186	407	-	-	7,593
Home equity lines of credit	1,613	59	(12)	-	1,660
Consumer	1,158	628	(865)	486	1,407
Leases	201	19	-	-	220
Credit cards	211	657	(661)	35	242
Total	$73,531	$12,471	$(7,512)	$884	$79,374

The following tables present the amortized cost basis of non-performing loans and the amortized cost basis of loans on non-accrual status for which there was no related ACL losses:

	Non-accrual Loans		Past Due 90-Days-
(in thousands)	With No	Total	or-More and Still
December 31, 2025	Recorded ACL	Non-accrual	Accruing Interest

Commercial real estate - non-owner occupied	$-	$283	$72
Commercial real estate - owner occupied	—	2,449	219
Total commercial real estate	—	2,732	291

Commercial and industrial - term	348	819	—
Commercial and industrial - lines of credit	—	182	—
Total commercial and industrial	348	1,001	—

Residential real estate - owner occupied	400	7,349	158
Residential real estate - non-owner occupied	324	1,173	—
Total residential real estate	724	8,522	158

Construction and land development	—	—	—
Home equity lines of credit	—	—	—
Consumer	20	278	—
Leases	—	—	—
Credit cards	—	52	—
Total	$1,092	$12,585	$449

	Non-accrual Loans		Past Due 90-Days-
(in thousands)	With No	Total	or-More and Still
December 31, 2024	Recorded ACL	Non-accrual	Accruing Interest

Commercial real estate - non-owner occupied	$4,409	$5,221	$—
Commercial real estate - owner occupied	434	1,231	73
Total commercial real estate	4,843	6,452	73

Commercial and industrial - term	3,828	4,903	95
Commercial and industrial - lines of credit	—	—	19
Total commercial and industrial	3,828	4,903	114

Residential real estate - owner occupied	371	7,168	—
Residential real estate - non-owner occupied	—	2,451	39
Total residential real estate	371	9,619	39

Construction and land development	—	311	—
Home equity lines of credit	—	70	91
Consumer	—	372	—
Leases	—	—	—
Credit cards	—	—	170
Total	$9,042	$21,727	$487

For the years ended December 31, 2025 and 2024, the amount of accrued interest income previously recorded as revenue and subsequently reversed due to the change in accrual status was nominal.

For the years ended December 31, 2025 and 2024, no interest income was recognized on loans on non-accrual status.

The following table presents the amortized cost basis and ACL allocated for collateral dependent loans, which are individually evaluated to determine expected credit losses:

(in thousands) December 31, 2025	Real Estate	Accounts Receivable / Equipment	Other	Total	ACL Allocation

Commercial real estate - non-owner occupied	$6,809	$-	$-	$6,809	$887
Commercial real estate - owner occupied	4,302	-	-	4,302	755
Total commercial real estate	11,111	-	-	11,111	1,642

Commercial and industrial - term	877	97	46	1,020	405
Commercial and industrial - lines of credit	289	-	382	671	306
Total commercial and industrial	1,166	97	428	1,691	711

Residential real estate - owner occupied	6,376	-	-	6,376	1,464
Residential real estate - non-owner occupied	1,608	-	-	1,608	470
Total residential real estate	7,984	-	-	7,984	1,934

Construction and land development	-	-	-	-	-
Home equity lines of credit	-	-	-	-	-
Consumer	-	-	272	272	-
Leases	-	-	-	-	-
Credit cards	-	-	-	-	-
Total collateral dependent loans	$20,261	$97	$700	$21,058	$4,287

(in thousands) December 31, 2024	Real Estate	Accounts Receivable / Equipment	Other	Total	ACL Allocation

Commercial real estate - non-owner occupied	$11,699	$-	$-	$11,699	$1,075
Commercial real estate - owner occupied	3,547	-	-	3,547	764
Total commercial real estate	15,246	-	-	15,246	1,839

Commercial and industrial - term	740	4,062	76	4,878	516
Commercial and industrial - lines of credit	349	200	-	549	139
Total commercial and industrial	1,089	4,262	76	5,427	655

Residential real estate - owner occupied	6,514	-	-	6,514	448
Residential real estate - non-owner occupied	2,974	-	-	2,974	852
Total residential real estate	9,488	-	-	9,488	1,300

Construction and land development	311	-	-	311	20
Home equity lines of credit	70	-	-	70	-
Consumer	-	-	356	356	34
Leases	-	-	-	-	-
Credit cards	-	-	-	-	-
Total collateral dependent loans	$26,204	$4,262	$432	$30,898	$3,848

There have been no significant changes to the types of collateral securing Bancorp’s collateral dependent loans.

The following tables present the aging of contractually past due loans by portfolio class:

(in thousands)		30-59 days	60-89 days	90 or more	Total Past	Total
December 31, 2025	Current	Past Due	Past Due	days Past Due	Due Loans	Loans

Commercial real estate - non-owner occupied	$1,912,951	$2,042	$151	$108	$2,301	$1,915,252
Commercial real estate - owner occupied	1,120,790	383	—	723	1,106	1,121,896
Total commercial real estate	3,033,741	2,425	151	831	3,407	3,037,148

Commercial and industrial - term	896,911	71	84	510	665	897,576
Commercial and industrial - lines of credit	611,757	156	—	—	156	611,913
Total commercial and industrial	1,508,668	227	84	510	821	1,509,489

Residential real estate - owner occupied	862,509	8,514	4,137	6,705	19,356	881,865
Residential real estate - non-owner occupied	390,148	103	151	814	1,068	391,216
Total residential real estate	1,252,657	8,617	4,288	7,519	20,424	1,273,081

Construction and land development	751,897	—	—	—	-	751,897
Home equity lines of credit	284,707	369	39	—	408	285,115
Consumer	141,352	445	350	278	1,073	142,425
Leases	16,912	—	—	—	—	16,912
Credit cards	24,970	187	34	52	273	25,243
Total	$7,014,904	$12,270	$4,946	$9,190	$26,406	$7,041,310

(in thousands)		30-59 days	60-89 days	90 or more	Total Past	Total
December 31, 2024	Current	Past Due	Past Due	days Past Due	Due Loans	Loans

Commercial real estate - non-owner occupied	$1,831,135	$168	$4,410	$222	$4,800	$1,835,935
Commercial real estate - owner occupied	1,001,351	648	715	139	1,502	1,002,853
Total commercial real estate	2,832,486	816	5,125	361	6,302	2,838,788

Commercial and industrial - term	879,597	103	2,740	1,959	4,802	884,399
Commercial and industrial - lines of credit	552,655	59	1,522	19	1,600	554,255
Total commercial and industrial	1,432,252	162	4,262	1,978	6,402	1,438,654

Residential real estate - owner occupied	789,286	7,737	3,176	4,881	15,794	805,080
Residential real estate - non-owner occupied	381,177	628	56	883	1,567	382,744
Total residential real estate	1,170,463	8,365	3,232	5,764	17,361	1,187,824

Construction and land development	622,614	391	—	—	391	623,005
Home equity lines of credit	246,700	424	194	115	733	247,433
Consumer	143,796	470	69	309	848	144,644
Leases	15,514	—	—	—	—	15,514
Credit cards	24,122	220	27	171	418	24,540
Total	$6,487,947	$10,848	$12,909	$8,698	$32,455	$6,520,402

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

As of December 31, 2025, the risk rating of loans based on year of origination was as follows:

							Revolving
							loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						amortized
December 31, 2025	2025	2024	2023	2022	2021	Prior	cost basis	Total

Commercial real estate - non-owner occupied:
Risk rating
Pass	$473,903	$308,918	$322,311	$304,074	$234,941	$198,207	$21,473	$1,863,827
OAEM	16,521	2,271	11,620	2,240	7,638	5,945	-	46,235
Substandard	138	-	1,219	595	2,747	208	-	4,907
Substandard non-performing	-	151	-	-	-	132	-	283
Doubtful	-	-	-	-	-	-	-	-
Total Commercial real estate non-owner occupied	$490,562	$311,340	$335,150	$306,909	$245,326	$204,492	$21,473	$1,915,252
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate - owner occupied:
Risk rating
Pass	$206,283	$143,496	$173,577	$165,211	$167,487	$210,266	$16,784	$1,083,104
OAEM	1,613	4,308	1,774	4,632	1,264	5,225	-	18,816
Substandard	5,279	2,156	3,896	3,140	2,861	195	-	17,527
Substandard non-performing	1,184	240	-	158	714	153	-	2,449
Doubtful	-	-	-	-	-	-	-	-
Total Commercial real estate owner occupied	$214,359	$150,200	$179,247	$173,141	$172,326	$215,839	$16,784	$1,121,896
Current period gross charge offs	$-	$(99)	$-	$(38)	$-	$-	$-	$(137)

Commercial and industrial - term:
Risk rating
Pass	$264,366	$239,708	$129,940	$127,077	$84,782	$38,764	$-	$884,637
OAEM	341	7,853	392	1,020	-	-	-	9,606
Substandard	-	-	82	1,162	1,238	32	-	2,514
Substandard non-performing	198	15	46	9	-	551	-	819
Doubtful	-	-	-	-	-	-	-	-
Total Commercial and industrial - term	$264,905	$247,576	$130,460	$129,268	$86,020	$39,347	$-	$897,576
Current period gross charge offs	$-	$(350)	$(328)	$(56)	$(4)	$-	$-	$(738)

Commercial and industrial - lines of credit
Risk rating
Pass	$62,731	$77,599	$5,292	$586	$1,852	$1,905	$425,487	$575,452
OAEM	485	2,258	-	-	-	-	13,955	16,698
Substandard	-	-	-	-	-	-	19,581	19,581
Substandard non-performing	182	-	-	-	-	-	-	182
Doubtful	-	-	-	-	-	-	-	-
Total Commercial and industrial - lines of credit	$63,398	$79,857	$5,292	$586	$1,852	$1,905	$459,023	$611,913
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$(287)	$(287)

(continued)

(continued)

							Revolving
							loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						amortized
December 31, 2025	2025	2024	2023	2022	2021	Prior	cost basis	Total

Residential real estate - owner occupied
Risk rating
Pass	$166,712	$147,066	$136,367	$152,065	$140,120	$131,827	$-	$874,157
OAEM	151	-	-	-	77	-	-	228
Substandard	-	-	-	10	-	121	-	131
Substandard non-performing	602	1,459	2,676	1,956	-	656	-	7,349
Doubtful	-	-	-	-	-	-	-	-
Total Residential real estate - owner occupied	$167,465	$148,525	$139,043	$154,031	$140,197	$132,604	$-	$881,865
Current period gross charge offs	$(25)	$-	$(252)	$-	$(26)	$(5)	$-	$(308)

Residential real estate - non-owner occupied
Risk rating
Pass	$79,805	$66,030	$54,464	$64,198	$61,721	$63,348	$-	$389,566
OAEM	-	-	-	-	-	163	-	163
Substandard	-	-	208	-	-	106	-	314
Substandard non-performing	-	-	878	159	-	136	-	1,173
Doubtful	-	-	-	-	-	-	-	-
Total Residential real estate - non-owner occupied	$79,805	$66,030	$55,550	$64,357	$61,721	$63,753	$-	$391,216
Current period gross charge offs	$-	$(150)	$(3)	$-	$-	$(3)	$-	$(156)

Construction and land development
Risk rating
Pass	$253,687	$254,341	$182,016	$44,909	$3,095	$1,687	$12,162	$751,897
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Construction and land development	$253,687	$254,341	$182,016	$44,909	$3,095	$1,687	$12,162	$751,897
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Home equity lines of credit
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$284,064	$284,064
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	1,051	1,051
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Home equity lines of credit	$-	$-	$-	$-	$-	$-	$285,115	$285,115
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$(10)	$(10)

Consumer
Risk rating
Pass	$27,560	$13,948	$9,927	$8,561	$3,838	$650	$77,663	$142,147
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	21	126	110	12	-	9	-	278
Doubtful	-	-	-	-	-	-	-	-
Total Consumer	$27,581	$14,074	$10,037	$8,573	$3,838	$659	$77,663	$142,425
Current period gross charge offs	$(857)	$(72)	$(97)	$(36)	$(5)	$(36)	$-	$(1,103)

(continued)

(continued)

							Revolving
							loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						amortized
December 31, 2025	2025	2024	2023	2022	2021	Prior	cost basis	Total

Leases
Risk rating
Pass	$6,848	$3,880	$3,831	$1,014	$836	$137	$-	$16,546
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	366	-	-	-	366
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Leases	$6,848	$3,880	$3,831	$1,380	$836	$137	$-	$16,912
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Credit cards
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$25,191	$25,191
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	52	52
Doubtful	-	-	-	-	-	-	-	-
Total Credit cards	$-	$-	$-	$-	$-	$-	$25,243	$25,243
Current period gross charge offs	$-	$-	$-	$-	$-	$-	$(303)	$(303)

Total loans
Risk rating
Pass	$1,541,895	$1,254,986	$1,017,725	$867,695	$698,672	$646,791	$862,824	$6,890,588
OAEM	19,111	16,690	13,786	7,892	8,979	11,333	13,955	91,746
Substandard	5,417	2,156	5,405	5,273	6,846	662	20,632	46,391
Substandard non-performing	2,187	1,991	3,710	2,294	714	1,637	52	12,585
Doubtful	-	-	-	-	-	-	-	-
Total Loans	$1,568,610	$1,275,823	$1,040,626	$883,154	$715,211	$660,423	$897,463	$7,041,310
Current period gross charge offs	$(882)	$(671)	$(680)	$(130)	$(35)	$(44)	$(600)	$(3,042)

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

For certain loan classes, such as credit cards, credit quality is evaluated based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in credit cards based on payment activity:

(in thousands)
December 31,	2025	2024

Credit cards
Performing	$25,191	$24,370
Non-performing	52	170
Total credit cards	$25,243	$24,540

Bancorp had $1 million and $569,000, respectively, in residential real estate loans for which formal foreclosure proceedings were in process at December 31, 2025 and December 31, 2024.

Modifications to Borrowers Experiencing Financial Difficulty

During the years ended December 31, 2025 and 2024, there were no modifications made to loans for borrowers experiencing financial difficulty and there were no payment defaults of existing modified loans within 12 months following modification. Default is determined at 90 days or more past due, charge off, or foreclosure.

(5) Premises & Equipment and Premises Held for Sale

A summary of premises and equipment follows:

December 31, (in thousands)	2025	2024

Land	$25,202	$22,360
Buildings and improvements	77,535	73,369
Furniture and equipment	25,924	25,358
Construction in progress	3,656	5,079
Right-of-use operating lease asset	31,241	29,695
Total	163,558	155,861
Accumulated depreciation and amortization	(44,860)	(43,125)
Total premises and equipment	$118,698	$112,736

Depreciation expense related to premises and equipment was $6.2 million in 2025, $6.6 million in 2024 and $7.7 million in 2023, respectively.

Premises and equipment are presented on the consolidated balance sheets net of related depreciation on the respective assets as well as fair value adjustments associated with purchase accounting. As of December 31, 2025, Bancorp’s branch network consists of 75 locations throughout Louisville, central, eastern and northern, Kentucky, as well as the Indianapolis, Indiana and Cincinnati, Ohio markets.

In addition to the premises and equipment detailed above, premises held for sale totaling $1.7 million was also recorded on Bancorp’s consolidated balance sheets as of December 31, 2025, which consists of three vacant parcels of land and one former branch location. As of December 31, 2024, premises held for sale totaled $2.3 million, the decrease during 2025 resulting from the sale of a former administrative building related to a prior acquisition.

Bancorp has operating leases (land and building) for various locations with terms ranging from approximately six months to 20 years, several of which include options to extend the leases in five-year increments. Options reasonably expected to be exercised are included in determination of the right-of-use asset. Bancorp elected to use a practical expedient to expense short-term lease obligations associated with leases with original terms of 12 months or less. Bancorp elected not to separate non-lease components from lease components for its operating leases. The right-of-use lease asset and operating lease liability are recorded in premises and equipment and other liabilities on the consolidated balance sheet.

Balance sheet, income statement, and cash flow detail regarding operating leases follows:

December 31, (dollars in thousands)	2025	2024

Balance Sheet
Operating lease right-of-use asset	$31,241	$29,695
Operating lease liability	32,971	31,194

Weighted average remaining lease term (years)	10.2	10.8
Weighted average discount rate	3.65%	3.69%

Maturities of lease liabilities:
2026	$4,131	$3,955
2027	4,149	3,869
2028	4,198	3,881
2029	4,129	3,924
2030	3,974	3,794
Greater than five years	19,347	19,120
Total lease payments	$39,928	$38,543
Less imputed interest	(6,957)	(7,349)
Total	$32,971	$31,194

Years ended December 31, (in thousands)	2025	2024	2023

Income Statement
Components of lease expense:
Operating lease cost	$4,230	$4,241	$3,338
Variable lease cost	383	345	313
Less sublease income	(96)	(102)	(101)
Total lease cost	$4,517	$4,484	$3,550

Years ended December 31, (in thousands)	2025	2024	2023

Cash flow Statement
Supplemental cash flow information:
Operating cash flows from operating leases	$4,409	$4,672	$4,063

As of December 31, 2025, Bancorp had entered into one land lease agreement that had yet to commence.

(6) Goodwill

As of December 31, 2025 and 2024, goodwill totaled $194 million, of which $172 million was allocated to the commercial banking segment and $22 million was allocated to the WM&T segment.

Goodwill, as recognized at the time of acquisition for each respective acquisition, is included in the table below:

December 31, (in thousands)	2025	2024
Commonwealth Bancshares (2022)	$58,244	$58,244
Kentucky Bancshares (2021)	123,317	123,317
King Southern Bancorp (2019)	11,831	11,831
Austin State Bank (1996)	682	682
Total	$194,074	$194,074

Note: The acquisition of The Bank Oldham County in 2013 resulted in a bargain purchase gain.

Goodwill and intangible assets with indefinite useful lives are not amortized, but instead be tested for impairment at least annually. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. In 2025, Bancorp changed its annual goodwill impairment testing date from September 30 to October 1 of each year, or more often as circumstances dictate. The change was applied prospectively and was not material to the Company’s consolidated financial statements, as it did not delay, accelerate or avoid an impairment charge.

At September 30, 2025 and October 1, 2025, Bancorp elected to perform a qualitative assessment to determine if it was more-likely-than-not that the fair value of the reporting units exceeded their carrying value, including goodwill. The qualitative assessments indicated that it was not more-likely-than-not that the carrying value of the reporting units exceeded their fair value.

There were no changes to the carrying value of goodwill for the years ended December 31, 2025, 2024, nor 2023.

(7) Core Deposit and Customer List Intangible Assets

Bancorp’s CDIs had a gross carrying amount of $18.7 million and accumulated amortization of $12 million, resulting in a net carrying amount of $6.7 million for the year ended December 31, 2025.

Changes in the net carrying amount of CDIs follows:

Years ended December 31, (in thousands)	2025	2024	2023

Balance at beginning of period	$8,978	$11,944	$14,958
Added from acquisition	—	—	—
Provisional period adjustment	—	—	—
Amortized to expense	(2,290)	(2,966)	(3,014)
Balance at end of period	$6,688	$8,978	$11,944

Bancorp’s CLIs had a gross carrying amount of $11.9 million and accumulated amortization of $6.4 million, resulting in a net carrying amount of $5.5 million for the year ended December 31, 2025.

Changes in the carrying amount of the CLI follows:

Year ended December 31, (in thousands)	2025	2024	2023
Balance at beginning of period	$6,840	$8,360	$10,032
Added from acquisition	—	—	—
Disposition of LFA	—	—	—
Amortized to expense	(1,368)	(1,520)	(1,672)
Balance at end of period	$5,472	$6,840	$8,360

Future CDI and CLI amortization expense is estimated as follows:

(in thousands)	CDI	CLI
2026	1,980	1,216
2027	1,668	1,064
2028	1,311	912
2029	888	760
2030	576	608
Thereafter	265	912
Total future expense	$6,688	$5,472

(8) Other Assets

A summary of the major components of other assets follows:

December 31, (in thousands)	2025	2024

Cash surrender value of life insurance other than BOLI	$22,156	$19,895
Net deferred tax asset	44,667	51,646
Investments in tax credit partnerships	194,643	185,424
Derivative assets	4,501	12,437
Prepaid assets	8,818	6,369
WM&T fees receivable	5,253	4,523
Mortgage servicing rights	10,189	11,333
Other real estate owned	190	10
Other	14,589	17,113
Total other assets	$305,006	$308,750

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

(9) Income Taxes

Pre-tax income is entirely related to domestic activities, as Bancorp has no foreign operations.

Components of income tax expense from continuing operations follows:

Years Ended December 31, (in thousands)	2025	2024	2023
Current income tax expense:
Federal	$33,894	$27,377	$25,360
State	6,982	5,566	5,254
Total current income tax expense	40,876	32,943	30,614

Deferred income tax expense (benefit):
Federal	(2,396)	(2,681)	(977)
State	(434)	(435)	542
Total deferred income tax expense (benefit)	(2,830)	(3,116)	(435)
Total income tax expense	$38,046	$29,827	$30,179

Bancorp did not have any income tax expense (benefit) in foreign jurisdictions.

Components of income tax (benefit) expense recorded directly to stockholders’ equity were as follows:

Years Ended December 31, (in thousands)	2025	2024	2023
Unrealized gain (loss) on securities available for sale	$11,222	$(359)	$7,416
Unrealized gain (loss) on derivatives	(24)	983	(58)
Minimum pension liability adjustment	(1,397)	18	(17)
Total income tax (benefit) expense recorded directly to stockholders' equity	$9,801	$642	$7,341

An analysis of the difference between statutory rates and ETRs from operations in accordance with the adoption of ASU 2023-09 follows:

	2025
(dollars in thousands)	Amount	Percent
U.S. federal statutory income tax rate	$37,421	21.00%
State income taxes, net of federal benefit (1)	5,173	2.90
Tax credits (2):
Low income housing tax credits	(2,402)	(1.35)
Historic rehabilitation tax credits	(570)	(0.32)
Non-taxable or non-deductible items:
Changes in cash surrender value of life insurance	(944)	(0.53)
Tax-exempt interest income	(555)	(0.31)
Other:
Stock-based compensation	(602)	(0.34)
Other	525	0.30
Effective tax rate	$38,046	21.35%

(1) State taxes in Kentucky made up the majority (greater than 50%) of the tax effect in this category.

(2) The disclosures in this category are reflected net of proportional amortization and other tax benefits.

An analysis of the difference between statutory and ETRs from operations prior to the adoption of ASU 2023-09 follows:

Years Ended December 31,	2024	2023
U.S. federal statutory income tax rate	21.00%	21.00%
State income taxes, net of federal benefit	2.75	3.27
Excess tax benefits from stock-based compensation arrangements	(0.76)	(0.31)
Change in cash surrender value of life insurance	(0.61)	(0.64)
Tax credits	(1.54)	(0.54)
Tax exempt interest income	(0.43)	(0.50)
Non-deductible merger expenses	-	-
Insurance captive	-	(0.20)
Amortization of investment in tax credit partnerships	-	0.20
Other, net	0.25	(0.40)
Effective tax rate	20.66%	21.88%

Current state income tax expense for 2025, 2024 and 2023 represents tax owed to the states of Kentucky, Indiana and Illinois. Ohio state taxes are based on capital levels and are recorded as other non-interest expense.

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

Income taxes paid were as follows:

Years Ended December 31, (in thousands)	2025
Federal income taxes	$15,855
State and local income taxes:
Kentucky	4,120
Indiana	1,145
Illinois	75
Total income taxes paid	$21,195

GAAP provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns. If recognized, tax benefits would reduce tax expense and accordingly, increase net income. The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current year tax positions, expiration of open income tax returns due to statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examination, litigation and legislative activity and addition or elimination of uncertain tax positions. As of December 31, 2025 and December 31, 2024, the gross amount of unrecognized tax benefits was immaterial to Bancorp’s consolidated financial statements. Federal income tax returns are subject to examination for the years after 2021 and state income tax returns are subject to examination for the years after 2020.

The effects of temporary differences that gave rise to significant portions of DTAs and DTLs follows:

December 31, (in thousands)	2025	2024
Deferred tax assets:
Investment securities	$19,149	$30,308
Allowance for credit losses	22,556	21,373
Deferred compensation	7,158	6,605
Operating lease liability	8,016	7,580
Acquired loan fair value adjustments	2,056	2,500
Accrued expenses	4,905	3,905
Interest rate swaps	471	-
Write-downs and costs associated with OREO	-	27
Deferred PPP loan fees	-	9
Total deferred tax assets	64,311	72,307

Deferred tax liabilities:
Right-of-use operating lease asset	7,670	7,300
Mortgage servicing rights	2,502	2,786
Core deposit intangibles	1,435	1,975
Customer list intangible	1,343	1,681
Property and equipment	2,341	2,143
Other liabilities	2,249	1,897
Investments in tax credit partnerships	338	227
Loan costs	1,758	1,599
Interest rate swaps	-	925
Leases	8	128
Total deferred tax liabilities	19,644	20,661
Net deferred tax asset	$44,667	$51,646

A valuation allowance is recognized for a DTA if, based on the weight of available evidence, it is more likely than not that some portion of the entire DTA will not be realized. Ultimate realization of DTAs is dependent upon generation of future taxable income during periods in which those temporary differences become deductible. Management considers scheduled reversal of DTLs, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projection for future taxable income over periods which the temporary differences resulting in remaining DTAs are deductible, management believes it is more likely than not that Bancorp will realize the benefits of these deductible differences at December 31, 2025.

Realization of DTAs/DTLs associated with investment in tax credit partnerships is dependent upon generating sufficient taxable capital gain income prior to their expiration. No valuation allowance was recorded as of both December 31, 2025 and 2024 based on management’s estimate of the temporary deductible differences that may expire prior to their utilization.

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

Bancorp’s investments in tax credit partnerships, including the related unfunded contributions, totaled $195 million and $185 million as of December 31, 2025 and December 31, 2024, respectively, and are included in other assets on the condensed consolidated balance sheets.

As of December 31, 2025, Bancorp’s expected payments for unfunded contributions related to investments in tax credit partnerships, which are accrued and included in other liabilities on the consolidated balance sheets, were as follows:

(dollars in thousands)	December 31, 2025
2026	$56,727
2027	35,531
2028	3,183
2029	1,510
2030	1,764
Thereafter	6,516
Total unfunded contributions	$105,231

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

The following table presents tax credits and other tax benefits recognized in addition to amortization expense related to Bancorp’s investment in tax credit partnerships:

December 31, (in thousands)	2025	2024	2023
Proportional amortization method:
Tax credits and other tax benefits recognized	$18,530	$12,390	$417
Amortization expense in provision for income taxes	13,703	9,268	3,295
Amortization expense in other non-interest expense	-	-	1,294

Effective yield method:
Tax credits and other tax benefits recognized	$-	$-	$1,598
Amortization expense in provision for income taxes	-	-	-
Amortization expense in other non-interest expense	-	-	-

There were no impairment losses related to Bancorp’s investments in tax credit partnerships during the years ended December 31, 2025 and 2024.

(10) Deposits

The composition of deposits follows:

December 31, (in thousands)	2025	2024

Non-interest bearing demand deposits	$1,435,846	$1,456,138

Interest bearing deposits:
Interest bearing demand	2,886,406	2,649,142
Savings	420,382	419,355
Money market	1,311,969	1,403,978

Time deposit accounts of $250,000 or more	567,404	365,024
Other time deposits	1,169,130	872,764
Total time deposits	1,736,534	1,237,788

Total interest bearing deposits	6,355,291	5,710,263
Total deposits	$7,791,137	$7,166,401

Interest expense related to time deposits in denominations of $250,000 or more was $17.5 million, $9.5 million and $5.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.

At December 31, 2025, the scheduled maturities of all time deposits were as follows:

(in thousands)
2026	$1,590,373
2027	131,589
2028	6,921
2029	4,649
2030	3,002
Total time deposits	$1,736,534

Deposits of directors and their associates, including deposits of companies for which directors are principal owners, and executive officers totaled $71 million and $58 million at December 31, 2025 and 2024, respectively. Such deposits are made during the ordinary course of business, on substantially the same terms as those for comparable transactions and at interest rates prevailing at the time of the transaction, and do not present other unfavorable terms.

At December 31, 2025 and 2024, Bancorp had $1.6 million and $1.5 million of deposit accounts in overdraft status and thus have been reclassified to loans on the accompanying consolidated balance sheets.

(11) Securities Sold Under Agreements to Repurchase

SSUAR represent a funding source of Bancorp and are used by commercial customers in conjunction with collateralized corporate cash management accounts. Such repurchase agreements are considered financing agreements and mature within one business day from the transaction date. Bancorp’s repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of setoff in the event of default or in the event of bankruptcy of either party to the transactions. Bancorp reports its repurchase agreements to these arrangements on a gross basis. At December 31, 2025, all of these financing arrangements had overnight maturities and Bancorp pledged government-sponsored agency obligations and government-sponsored enterprise mortgage-backed securities with a fair value of $129 million as collateral for these arrangements. The lender agrees to resell substantially the same securities to Bancorp at the maturity of the repurchase agreement.

Information regarding SSUAR follows:

December 31, (dollars in thousands)	2025	2024
Outstanding balance at end of period	$112,476	$162,967
Weighted average interest rate at end of period	1.80%	2.10%

Years Ended December 31, (dollars in thousands)	2025	2024	2023

Average outstanding balance during the period	$118,987	$154,387	$123,111
Average interest rate during the period	2.03%	2.22%	1.70%
Maximum outstanding at any month end during the period	$151,483	$179,428	$152,991

(12) Subordinated Debentures

As a result of its acquisition of Commonwealth Bancshares, Inc. on March 7, 2022, Bancorp became the 100% successor owner of the following unconsolidated trust subsidiaries: Commonwealth Statutory Trust III, Commonwealth Statutory Trust IV and Commonwealth Statutory Trust V. The sole assets of the trust subsidiaries represent the proceeds of offerings loaned in exchange for subordinated debentures with similar terms to the TPS. The TPS are treated as part of Tier I Capital. The subordinated notes and related interest expense are included in Bancorp’s consolidated financial statements. The subordinated notes are currently redeemable at Bancorp’s option on a quarterly basis. The carrying values of the subordinated notes were adjusted to fair value at acquisition date. The related discounts on the subordinated notes are amortized and recognized as a component of interest expense in Bancorp’s consolidated financial statements. Bancorp chose not to redeem the subordinated notes on January 1, 2026 and carried the notes at the costs noted below at December 31, 2025.

(dollars in thousands)	Face Value	Carrying Value	Origination Date	Maturity Date	Indexed Interest Rate

Commonwealth Statutory Trust III	$3,093	$3,093	12/19/2003	1/7/2034	SOFR + 2.85%
Commonwealth Statutory Trust IV	12,372	12,372	12/15/2005	12/30/2035	SOFR + 1.35%
Commonwealth Statutory Trust V	11,341	11,341	6/28/2007	9/15/2037	SOFR + 1.40%
Total	$26,806	$26,806

(13) FHLB Advances and Other Borrowings

FHLB advances outstanding at December 31, 2025 consist of a rolling $300 million three-month advance that matures in February 2026, which Bancorp utilizes in conjunction with interest rate swaps in an effort to hedge cash flows. FHLB advances outstanding at December 31, 2024 consisted of a rolling $300 million three-month advance that matured in February 2025, which was also utilized in conjunction with the previously mentioned interest rate swaps.

For the year ended December 31, 2025, gross proceeds and repayments related to FHLB advances totaled $1.73 billion and $1.73 billion, respectively. Net proceeds and repayments related to FHLB advances (excluding those with maturities of 90 days or less) totaled $1.2 billion and $1.2 billion for the year ended December 31, 2025, respectively. For the year ended December 31, 2024, gross proceeds and repayments related to FHLB advances totaled $2.80 billion and $2.70 billion, respectively. Net proceeds and repayments related to FHLB advances (excluding those with maturities of 90 days or less) totaled $1 billion and $900 million for the year ended December 31, 2024, respectively.

Information regarding FHLB advances follows. The average interest rate information provided includes the benefit associated with the related interest rate swaps:

December 31, (dollars in thousands)	2025	2024
Outstanding balance at end of period	$300,000	$300,000
Weighted average interest rate at end of period	3.85%	3.77%

FHLB advances are collateralized by certain CRE and residential real estate mortgage loans under blanket mortgage collateral pledge agreements. Bancorp views these advances as an effective lower-costing alternative to brokered deposits to fund loan growth. At December 31, 2025 and December 31, 2024, the amount of available credit from the FHLB totaled $1.47 billion and $1.25 billion, respectively.

Bancorp also had $80 million in FFP lines available from correspondent banks at both December 31, 2025 and December 31, 2024, respectively. There were no outstanding balances associated with these lines as of both December 31, 2025 and December 31, 2024.

(14) Accumulated Other Comprehensive Income (Loss)

The following table illustrates activity within the balances in AOCI by component:

	Net unrealized	Net unrealized	Minimum
	gains (losses)	gains (losses)	pension
	on AFS	on cash	liability
(in thousands)	debt securities	flow hedges	adjustment	Total

Balance, January 1, 2023	$(115,648)	$-	$112	$(115,536)
Net current period other comprehensive income (loss)	22,970	(179)	(53)	22,738
Balance, December 31, 2023	$(92,678)	$(179)	$59	$(92,798)

Balance, January 1, 2024	$(92,678)	$(179)	$59	$(92,798)
Net current period other comprehensive income (loss)	(1,512)	3,101	58	1,647
Balance, December 31, 2024	$(94,190)	$2,922	$117	$(91,151)

Balance, January 1, 2025	$(94,190)	$2,922	$117	$(91,151)
Net current period other comprehensive income (loss)	34,365	(4,415)	(74)	29,876
Balance, December 31, 2025	$(59,825)	$(1,493)	$43	$(61,275)

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

(16) Net Income per Share

The following table reflects net income (numerator) and average shares outstanding (denominator) for basic and diluted net income per share computations:

(in thousands, except per share data)
Years Ended December 31,	2025	2024	2023

Net income available to stockholders	$140,150	$114,539	$107,748

Weighted average shares outstanding - basic	29,363	29,288	29,212
Dilutive shares	144	133	131
Weighted average shares outstanding - diluted	29,507	29,421	29,343

Net income per share - basic	$4.77	$3.91	$3.69
Net income per share - diluted	$4.75	$3.89	$3.67

Certain SARs that were excluded from the EPS calculation because their impact was antidilutive follows:

Years Ended December 31, (shares in thousands)	2025	2024	2023
Antidilutive SARs	31	96	94

(17) Employee Benefit Plans

Bancorp has a combined employee stock ownership and defined contribution plan. The plan is available to all employees meeting certain eligibility requirements. In general, for employees who work more than 1,000 hours per year, Bancorp matches employee contributions up to 6% of the employee’s salary and contributes an amount of Bancorp stock equal to 2% of the employee’s salary. Employer matching expenses related to contributions to the plan for 2025, 2024, and 2023 were $5.3 million, $5.1 million and $4.5 million and are recorded on the consolidated statements of income within employee benefits. Employee and employer contributions are made in accordance with the terms of the plan. As of December 31, 2025 and 2024, the KSOP held 391,000 and 405,000 shares of Bancorp stock, respectively.

In addition, Bancorp has non-qualified plans into which directors and certain senior officers may defer director fees or salary/incentives. Bancorp matched certain executives’ deferrals into the senior officers’ plan amounting to approximately $262,000, $323,000 and $296,000 in 2025, 2024 and 2023, respectively. At December 31, 2025 and 2024, the amounts included in other liabilities in the consolidated financial statements for this plan totaled $14 million and $12 million, respectively. The total was comprised primarily of participants’ contributions and represented the fair value of mutual fund investments directed by plan participants.

Bancorp sponsors an unfunded, non-qualified, defined benefit retirement plan for two retired officers and has no plans to increase the number of or the benefits to participants. All participants are fully vested based on 25 years of service. Bancorp uses a December 31 measurement date for this plan. The accumulated benefit obligation for the plan included in other liabilities in the consolidated financial statements was $2.3 million as of both December 31, 2025 and 2024, respectively. Actuarially determined pension costs are expensed and accrued over the service period and benefits are paid from Bancorp’s assets. Bancorp maintains life insurance policies, for which it is the beneficiary, for defined benefit plan participants and certain former executives. Income from these policies serves to offset costs of benefits. The liability for Bancorp’s plan met the benefit obligation as of December 31, 2025 and 2024. Net periodic benefit cost was immaterial for all periods.

Benefits expected to be paid in future periods follows:

(in thousands)
2026	$219
2027	219
2028	219
2029	219
2030	219
2031 and thereafter	653
Total future payments	$1,748

Expected benefits to be paid are based on the same assumptions used to measure Bancorp’s benefit obligation at December 31, 2025. There are no obligations for other post-retirement or post-employment benefits.

(18) Stock-Based Compensation

At Bancorp's 2015 Annual Meeting of Shareholders, shareholders approved the 2015 Omnibus Equity Compensation Plan and authorized the shares available from the expiring 2005 plan for future awards under the 2015 plan. In 2018, shareholders approved an additional 500,000 shares for issuance under the plan. Shareholders approved an additional 1 million shares for issuance under the plan at Bancorp’s 2024 Annual Meeting of Shareholders on April 25, 2024. As of December 31, 2025, there were 1 million shares available for future awards. The 2015 Stock Incentive Plan has no defined expiration date.

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

Fair values of SARs are estimated at the date of grant using the Black-Scholes option pricing model, a leading formula for calculating such value. The model requires the input of assumptions, changes to which can materially affect the fair value estimate. The following assumptions were used in SAR valuations at the grant date in each year:

	2025	2024	2023

Dividend yield	2.26%	2.29%	2.24%
Expected volatility	29.29%	28.43%	27.20%
Risk free interest rate	4.42%	4.16%	3.84%
Expected life (in years)	7.8	7.1	7.1

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

RSA Grants – RSAs granted to officers vest equally over a period of five years on each grant’s anniversary date. There is no performance-based requirement necessary for vesting. The fair value of RSAs is equal to the market value of the shares on the date of grant.

PSU Grants – PSUs vest based upon service and a three-year performance period, which begins January 1 of the first year of the performance period. Because grantees are not entitled to dividend payments during the performance period, the fair value of these PSUs is estimated based upon the market value of the underlying shares on the date of grant, adjusted for non-payment of dividends. PSUs require a one year post-vesting holding period and the fair value of such grants incorporates a liquidity discount related to the holding period of 5.5%, 5.8% and 5.2% for 2025, 2024 and 2023, respectively.

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

Bancorp utilized cash of $344,000 and $203,000 during 2025 and 2024, respectively, for the purchase of shares upon the vesting of RSUs.

Bancorp has recognized stock-based compensation expense for SARs, RSAs, and PSUs within compensation expense, and RSUs for directors within other non-interest expense, as follows:

	Year Ended December 31, 2025
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$443	$1,914	$512	$1,539	$4,408
Deferred tax benefit	(93)	(402)	(107)	(323)	(925)
Total net expense	$350	$1,512	$405	$1,216	$3,483

	Year Ended December 31, 2024
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$284	$1,699	$501	$1,289	$3,773
Deferred tax benefit	(60)	(357)	(105)	(271)	(793)
Total net expense	$224	$1,342	$396	$1,018	$2,980

	Year Ended December 31, 2023
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$492	$1,599	$519	$1,854	$4,464
Deferred tax benefit	(104)	(336)	(109)	(390)	(939)
Total net expense	$388	$1,263	$410	$1,464	$3,525

Detail of unrecognized stock-based compensation expense to be recognized in the future follows:

(in thousands) Year Ended	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

2026	$410	$1,703	$1	$1,209	$3,323
2027	340	1,412	—	1,209	2,961
2028	250	1,024	—	—	1,274
2029	135	657	—	—	792
2030	16	109	—	—	125
Total estimated expense	$1,151	$4,905	$1	$2,418	$8,475

The following table summarizes SARs activity and related information:

								Weighted
					Weighted		Weighted	average
					average	Aggregate	average	remaining
		Exercise			exercise	intrinsic	fair	contractual
(in thousands, except per share and years)	SARs	price			price	value(1)	value	life (in years)

Outstanding, January 1, 2023	435	$19.37	-	$74.92	$35.60	$12,784	$6.02	5.1
Granted	29	60.76	-	60.76	60.76	—	16.81
Exercised	(24)	19.37	-	19.37	19.37	681	3.58
Forfeited	—	—			—	—	—
Outstanding, December 31, 2023	440	$19.44	-	$74.92	$38.11	$6,297	$6.86	4.7

Outstanding, January 1, 2024	440	$19.44	-	$74.92	$38.11	$6,297	$6.86	4.7
Granted	42	47.95	-	54.92	49.20	—	13.75
Exercised	(142)	22.96	-	40.00	28.74	5,617	4.51
Forfeited	—	—			—	—	—
Outstanding, December 31, 2024	340	$25.76	-	$74.92	$43.41	$9,774	$8.69	5.3

Outstanding, January 1, 2025	340	$25.76	-	$74.92	$43.41	$9,774	$8.69	5.3
Granted	26	67.85	-	75.21	74.93	—	23.63
Exercised	(28)	25.76	-	40.00	29.67	1,332	4.32
Forfeited	—	—			—	—	—
Outstanding, December 31, 2025	338	$35.90	-	$75.21	$46.98	$6,354	$10.21	5.0

Vested and exercisable	245	$35.90	-	$74.92	$42.30	$5,565	$7.78	3.9
Unvested	93	47.17	-	75.21	59.32	789	16.61	3.2
Outstanding, December 31, 2025	338	$35.90	-	$75.21	$46.98	$6,354	$10.21	5.0

Vested in the current year	33	$36.65	-	$74.92	$49.39	$519	$11.30

(1) - Aggregate intrinsic value for SARs is defined as the amount by which the current market price of the underlying stock exceeds the exercise or grant price.

SARs outstanding and exercisable by expiration year and weighted average exercise price follows:

(in thousands, except per share data)
Expiration Year	SARs outstanding	SARs vested and exercisable	Weighted average exercise price
2026	-	-	$-
2027	16	16	40.00
2028	68	68	38.10
2029	47	47	37.06
2030	46	46	37.30
2031	31	25	50.50
2032	34	22	55.45
2033	29	13	60.76
2034	41	8	49.20
2035	26	-	79.93
	338	245	$46.98

The following table summarizes activity for RSAs:

		Weighted
		average cost
(in thousands, except per share data)	RSAs	at grant date

Unvested at January 1, 2023	96	$47.26
Shares awarded	38	63.04
Restrictions lapsed and shares vested	(33)	43.77
Shares canceled	(3)	53.38
Unvested at December 31, 2023	98	$54.23

Unvested at January 1, 2024	98	$54.23
Shares awarded	46	52.06
Restrictions lapsed and shares vested	(33)	49.49
Shares canceled	(9)	53.10
Unvested at December 31, 2024	102	$54.92

Unvested at January 1, 2025	102	$54.92
Shares awarded	42	75.34
Restrictions lapsed and shares vested	(32)	51.92
Shares canceled	(6)	61.89
Unvested at December 31, 2025	106	$62.49

Shares currently expected to be awarded for PSUs granted to executive officers of Bancorp, the three-year performance period, which began January 1 of the award year, are as follows:

Grant Year	Vesting Period in Years	Fair Value	Shares Expected to be Awarded
2023	3	$54.33	18,762
2024	3	41.84	49,957
2025	3	67.61	53,254

All Bancorp equity compensation plans have been approved by shareholders. The following table provides detail of the number of shares to be issued upon exercise of outstanding stock-based awards and remaining shares available for future issuance under Bancorp’s equity compensation plan as of December 31, 2025:

	Number of		Shares
	shares to be	Weighted	available for
	issued upon	average	future
Plan category (in thousands)	exercising/vesting	exercise price	issuance (a)

Equity compensation plans approved by security holders:
Stock Appreciation Rights	(b)	(b)	953
Restricted Stock Awards	106	N/A	(a)
Restricted Stock Units	7	N/A	(a)
Performance Stock Units	(c)	N/A	(a)
Total shares	113		953

(a)	Under the 2015 Omnibus Equity Compensation Plan, shares of stock are authorized for issuance as incentive and non-qualified stock options, SARs, RSAs, and RSUs.

(b)

At December 31, 2025, approximately 338 SARs were outstanding at a weighted average grant price of $46.98. The number of shares to be issued upon exercise will be determined based on the difference between the grant price and the market price at the date of exercise.

(c)

The number of shares to be issued is dependent upon Bancorp achieving certain predefined performance targets and ranges from zero shares to approximately 220 shares. As of December 31, 2025, shares expected to be awarded totaled approximately 122.

(19) Dividends

Bancorp’s principal source of cash revenue is dividends paid to it as the sole shareholder of the Bank. At any balance sheet date, the Bank’s regulatory dividend restriction represents the Bank’s net income of the current year plus the prior two years less any dividends paid for the same time period. At December 31, 2025, the Bank may pay an amount equal to $263 million in dividends to Bancorp without regulatory approval subject to ongoing capital requirements of the Bank.

(20) Commitments and Contingent Liabilities

As of December 31, 2025 and 2024, Bancorp had various commitments outstanding that arose in the normal course of business which are properly not reflected in the consolidated financial statements. Total off-balance sheet commitments to extend credit follows:

December 31, (in thousands)	2025	2024
Commercial and industrial	$811,568	$876,503
Construction and development	639,190	566,045
Home equity	429,070	403,461
Credit cards	90,673	92,060
Overdrafts	54,863	58,078
Standby letters of credit	28,410	30,472
Other	99,462	86,010
Future loan commitments	177,135	325,613
Total off balance sheet commitments to extend credit	$2,330,371	$2,438,242

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

The ACL for off balance sheet credit exposures, which is separate from the ACL for loans and recorded in other liabilities on the consolidated balance sheets, was $7.9 million and $6.8 million as of December 31, 2025 and December 31, 2024, respectively. Provision expense for off balance sheet credit exposures of $1.2 million was recorded for the year ended December 31, 2025, driven largely by an increase in estimated future utilization within the C&D portfolio. Provision expense for off balance sheet credit exposures of $925,000 and $1.3 million was recorded the years ended December 31, 2024 and December 31, 2023, respectively.

Standby letters of credit are conditional commitments issued by Bancorp to guarantee the performance of a customer to a first party beneficiary. Those guarantees are primarily issued to support commercial transactions. Standby letters of credit generally have maturities of one to two years.

Certain commercial customers require confirmation of Bancorp’s letters of credit by other banks since Bancorp does not have a rating by a national rating agency. Terms of the agreements range from one month to a year with certain agreements requiring between one and six months’ notice to cancel. If an event of default on all contracts had occurred at December 31, 2025, Bancorp would have been required to make payments of approximately $4.3 million, which is the maximum amount payable under those contracts. No payments have ever been required because of default on these contracts. These agreements are normally secured by collateral acceptable to Bancorp, which limits credit risk associated with the agreements.

Bancorp periodically invests in certain partnerships that generate federal income tax credits, which result in contribution commitments. Such commitments are recorded in other liabilities on the consolidated balance sheets. While contributions are made periodically over the life of the respective investments, which can be up to 10 years depending on the type of investment, the majority of contributions associated with a respective investment are made within the first few years after entering the partnership. Bancorp invested in several larger tax credit partnerships during 2023, which served as an economical means of fulfilling CRA goals. As of December 31, 2025, tax credit contribution commitments of $105 million were recorded in other liabilities on the consolidated balance sheets.

As of December 31, 2025, in the normal course of business, there were pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate result of these legal actions and proceedings will not have a material adverse effect on the consolidated financial position or results of operations of Bancorp.

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

Bancorp maximizes of use of observable inputs and minimizes the use of unobservable inputs in fair value measurements. Where there exists limited or no observable market data, Bancorp derives its own estimates by generally considering characteristics of the asset/liability, the current economic and competitive environment and other factors. For this reason, results cannot be determined with precision and may not be realized on an actual sale or immediate settlement of the asset or liability.

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

Mortgage banking derivatives – Mortgage banking derivatives used in the ordinary course of business consist primarily of interest rate lock loan commitments and mandatory forward sales contracts. The fair value of Bancorp’s derivative instruments is primarily measured by obtaining pricing from broker-dealers recognized to be market participants. The pricing is derived from observable market inputs that can generally be verified and do not typically involve significant judgment by Bancorp (Level 2 inputs).

Interest rate swap agreements – Interest rate swaps are valued using valuations received from the relevant dealer counterparty. These valuations consider multiple observable market inputs, including interest rate yield curves, time value and volatility factors (Level 2 inputs).

Carrying values of assets measured at fair value on a recurring basis follows:

	Fair Value Measurements Using:			Total
December 31, 2025 (in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Available for sale debt securities:
Government sponsored enterprise obligations	$—	$72,819	$—	$72,819
Mortgage backed securities	—	535,007	—	535,007
Obligations of states and political subdivisions	—	113,754	—	113,754
Other	—	531	—	531
Total available for sale debt securities	$—	722,111	—	722,111

Mortgage loans held for sale	—	6,247	—	6,247
Rate lock loan commitments	—	333	—	333
Interest rate swap assets	—	4,501	—	4,501
Total assets	$—	$733,192	$—	$733,192

Liabilities:
Interest rate swap liabilities	$—	$6,319	$—	$6,319
Mandatory forward contracts	—	49	—	49
Total liabilities	$—	$6,368	$—	$6,368

	Fair Value Measurements Using:			Total
December 31, 2024 (in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Available for sale debt securities:
U.S. Treasury and other U.S. Government obligations	$198,215	$—	$—	$198,215
Government sponsored enterprise obligations	—	84,158	—	84,158
Mortgage backed securities	—	590,977	—	590,977
Obligations of states and political subdivisions	—	114,234	—	114,234
Other	—	2,530	—	2,530
Total available for sale debt securities	198,215	791,899	—	990,114

Mortgage loans held for sale	—	6,286	—	6,286
Rate lock loan commitments	—	255	—	255
Mandatory forward contracts	—	56	—	56
Interest rate swap assets	—	12,437	—	12,437
Total assets	$198,215	$810,933	$—	$1,009,148

Liabilities:
Interest rate swap liabilities	$—	$8,589	$—	$8,589

Bancorp had no financial instruments classified within Level 3 of the valuation hierarchy for assets and liabilities measured at fair value on a recurring basis at December 31, 2025 or 2024. There were no transfers into or out of Level 3 of the fair value hierarchy during 2025 or 2024.

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

OREO – Bancorp obtains the valuation of OREO with material balances from third party appraisers. For this asset class, the actual valuation methods (income, sales comparable, or cost) vary based on the status of the project or property. The unobservable inputs may vary depending on the individual assets with no one of the three methods being the predominant approach. Bancorp reviews the appraisal for appropriateness and adjusts the value to consider selling and closing costs, which typically range from 8% to 10% of the appraised value.

Below are carrying values of assets measured at fair value on a non-recurring basis:

(in thousands)	Fair Value Measurement Using:
December 31, 2025	Level 1	Level 2	Level 3	Total Fair Value

Collateral dependent loans	$—	$—	$14,684	$14,684
Other real estate owned	—	—	190	190

(in thousands)	Fair Value Measurement Using:
December 31, 2024	Level 1	Level 2	Level 3	Total Fair Value

Collateral dependent loans	$—	$—	$12,227	$12,227

(in thousands)	Fair Value Measurement Using:
December 31, 2023	Level 1	Level 2	Level 3	Total Fair Value

Collateral dependent loans	$—	$—	$13,561	$13,561
Other real estate owned	—	—	10	10

There were no liabilities measured at fair value on a non-recurring basis at December 31, 2025 and December 31, 2024.

For Level 3 assets measured at fair value on a non-recurring basis, the significant unobservable inputs used in the fair value measurements are presented below:

	December 31, 2025
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average Discount

Collateral dependent loans	$14,684	Appraisal	Appraisal discounts	22.6%
Other real estate owned	190	Appraisal	Appraisal discounts	15.4

	December 31, 2024
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average Discount

Collateral dependent loans	$12,227	Appraisal	Appraisal discounts	15.7%

(22) Disclosure of Financial Instruments Not Reported at Fair Value

GAAP requires disclosure of the fair value of financial assets and liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis. The estimated fair values of Bancorp’s financial instruments not measured at fair value on a recurring or non-recurring basis follows:

	Carrying		Fair Value Measurements Using:
December 31, 2025 (in thousands)	amount	Fair value	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$886,376	$886,376	$886,376	$—	$—
HTM debt securities	198,946	181,203	1,982	179,221	—
Federal Home Loan Bank stock	20,717	20,717	—	20,717	—
Loans, net	6,949,443	6,872,537	—	—	6,872,537
Accrued interest receivable	28,783	28,783	28,783	—	—

Liabilities
Non-interest bearing deposits	$1,435,846	$1,435,846	$1,435,846	$—	$—
Transaction deposits	4,618,757	4,618,757	—	4,618,757	—
Time deposits	1,736,534	1,740,161	—	1,740,161	—
Securities sold under agreement to repurchase	112,476	112,476	—	112,476	—
Federal funds purchased	7,289	7,289	—	7,289	—
Subordinated debentures	26,806	26,547	—	26,547	—
FHLB advances	300,000	297,101	—	297,101	—
Accrued interest payable	1,740	1,740	1,740	—	—

	Carrying		Fair Value Measurements Using:
December 31, 2024 (in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$291,020	$291,020	$291,020	$—	$—
HTM debt securities	370,171	341,357	153,108	188,249	—
Federal Home Loan Bank stock	21,603	21,603	—	21,603	—
Loans, net	6,433,459	6,256,752	—	—	6,256,752
Accrued interest receivable	27,697	27,697	27,697	—	—

Liabilities
Non-interest bearing deposits	$1,456,138	$1,456,138	$1,456,138	$—	$—
Transaction deposits	4,472,475	4,472,475	—	4,472,475	—
Time deposits	1,237,788	1,236,463	—	1,236,463	—
Securities sold under agreement to repurchase	162,967	162,967	—	162,967	—
Federal funds purchased	6,525	6,525	—	6,525	—
Subordinated debentures	26,806	26,346	—	26,346	—
FHLB advances	300,000	294,848	—	294,848	—
Accrued interest payable	1,912	1,912	1,912	—	—

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

(23) Mortgage Banking Activities

Mortgage banking activities primarily include residential mortgage originations and servicing.

Activity for mortgage loans held for sale, at fair value, was as follows:

Years ended December 31, (in thousands)	2025	2024	2023
Balance, beginning of period:	$6,286	$6,056	$2,606
Origination of mortgage loans held for sale	149,329	114,773	105,912
Loans held for sale acquired	—	—	—
Proceeds from the sale of mortgage loans held for sale	(152,661)	(116,974)	(104,152)
Net gain realized on sale of mortgage loans held for sale	3,293	2,431	1,690
Balance, end of period	$6,247	$6,286	$6,056

The following table represents the components of Mortgage banking income:

Years ended December 31, (in thousands)	2025	2024	2023

Net gain realized on sale of mortgage loans held for sale	$3,293	$2,431	$1,690
Net change in fair value recognized on loans held for sale	50	(4)	33
Net change in fair value recognized on rate lock loan commitments	110	41	23
Net change in fair value recognized on forward contracts	(458)	219	150
Net gain recognized	2,995	2,687	1,896

Net loan servicing income	3,066	3,455	4,387
Amortization of mortgage servicing rights	(2,386)	(2,726)	(2,961)
Change in mortgage servicing rights valuation allowance	-	-	-
Net servicing income recognized	680	729	1,426

Other mortgage banking income	448	442	383
Total mortgage banking income	$4,123	$3,858	$3,705

Activity for capitalized mortgage servicing rights was as follows:

Years ended December 31, (in thousands)	2025	2024	2023
Balance, beginning of period	$11,333	$13,082	$15,219
Additions for mortgage loans sold	1,242	977	824
Amortization	(2,386)	(2,726)	(2,961)
Impairment	—	—	—
Balance, end of period	$10,189	$11,333	$13,082

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

The estimated fair value of MSRs at December 31, 2025 and December 31, 2024 were $22 million and $25 million, respectively. There was no valuation allowance recorded for MSRs as of December 31, 2025 and December 31, 2024, as fair value exceeded carrying value. The fair value of MSRs at December 31, 2025 was determined using discount rates ranging from 9.5% to 12.5%, prepayment speeds ranging from 6.8% to 11.8%, depending on the characteristics of the specific rights (rate, maturity, etc.), and a weighted average default rate of 0.5%. The fair value of MSRs at December 31, 2024 was determined using discount rates ranging from 10.0% to 13.0%, prepayment speeds ranging from 5.3% to 10.5%, depending on the characteristics of the specific rights, and a weighted average default rate of 0.6%.

Total outstanding principal balances of loans serviced for others were $1.73 billion and $1.82 billion at December 31, 2025 and December 31, 2024, respectively.

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

The following table includes the notional amounts and fair values of mortgage loans held for sale and mortgage banking derivatives:

	December 31, 2025		December 31, 2024
(in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in Mortgage loans held for sale:
Mortgage loans held for sale, at fair value	$6,111	$6,247	$6,199	$6,286

Included in other assets:
Rate lock loan commitments	$7,799	$333	$7,138	$225
Mandatory forward contracts	-	-	9,000	56

Included in other liabilities:
Mandatory forward contracts	$10,250	$49	$-	$-

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

Interest rate swap agreements derive their value from underlying interest rates. These transactions involve both credit and market risk. Notional amounts are amounts on which calculations, payments and the value of the derivative are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. Bancorp is exposed to credit-related losses in the event of non-performance by counterparties to these agreements. Bancorp mitigates the credit risk of its financial contracts through credit approvals, collateral and monitoring procedures, and does not expect any counterparties to fail their obligations. As of December 31, 2025, Bancorp had interest rate swap contracts entered into with a single counterparty in a net liability position of $1.6 million. Bancorp had posted cash collateral of $5 million with the single counterparty as of December 31, 2025, which is included in Federal fund sold and interest bearing due from banks on the consolidated balance sheets. The remaining interest rate swap transactions are entered into with borrowers and are not subject to netting.

Bancorp had outstanding undesignated interest rate swap contracts as follows:

	Assets		Liabilities
	December 31,	December 31,	December 31,	December 31,
(dollars in thousands)	2025	2024	2025	2024

Notional amount	$345,098	$244,247	$345,098	$244,247
Weighted average maturity (years)	4.0	5.0	4.0	5.0
Fair value	$4,428	$8,589	$4,428	$8,589

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

Interest rate swaps involve exchange of Bancorp’s floating rate interest payments for fixed rate swap payments on underlying principal amounts. These swaps were designated and qualified, for cash-flow hedge accounting. For derivative instruments that are designated and qualify as cash flow hedging instruments, changes in the fair value of the derivatives are initially reported as a component of AOCI, and are subsequently reclassified into earnings as an adjustment to interest expense in periods for which the hedged forecasted transaction impacts earnings.

The following table details Bancorp’s derivative positions designated as a cash flow hedges, and the related fair values:

				Fair value
(dollars in thousands)			Pay fixed	December 31,
Notional Amount	Maturity Date	Receive (variable) index	swap rate	2025
$100,000	2/6/2028	USD SOFR	3.27%	$73
50,000	8/6/2026	USD SOFR	4.38%	(294)
50,000	8/6/2028	USD SOFR	3.97%	(888)
100,000	8/6/2029	USD SOFR	3.58%	(855)
$300,000				$(1,964)

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

Additionally, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, Bancorp and the Bank must hold a 2.5% capital conservation buffer composed of Common Equity Tier 1 Risk-Based Capital above the minimum risk-based capital requirements for the Common Equity Tier 1 Risk-Based Capital ratio, Tier 1 Risk-Based Capital ratio and Total Risk-Based Capital ratio necessary to be considered adequately-capitalized. At December 31, 2025, the adequately-capitalized minimums, including the capital conservation buffer, were a 7.0% Common Equity Tier 1 Risk-Based Capital ratio, 8.5% Tier 1 Risk-Based Capital ratio and 10.5% Total Risk-Based Capital ratio.

As a result of the CB acquisition, Bancorp became the 100% successor owner of the following unconsolidated trust subsidiaries: Commonwealth Statutory Trust III, Commonwealth Statutory Trust IV and Commonwealth Statutory Trust V. The sole assets of the trust subsidiaries represent the proceeds of offerings loaned in exchange for subordinated debentures with similar terms to the TPS. The TPS are treated as part of Tier 1 Capital. The subordinated note and related interest expense are included in Bancorp’s consolidated financial statements. The subordinated notes are currently redeemable at Bancorp’s option on a quarterly basis. As of December 31, 2025, subordinated notes added through the CB acquisition totaled $27 million.

Bancorp continues to exceed the regulatory requirements for all calculations. Bancorp and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB and the FDIC, in addition to the capital conservation buffer.

The following table sets forth consolidated Bancorp’s and the Bank’s risk based capital amounts and ratios:

(dollars in thousands)	Actual		Minimum for adequately capitalized		Minimum for well capitalized
December 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$1,057,932	13.42%	$630,800	8.00%	NA	NA
Bank	1,030,454	13.07	630,567	8.00	$788,209	10.00%

Common equity tier 1 risk-based capital (1)
Consolidated	933,354	11.84	354,825	4.50	NA	NA
Bank	931,912	11.82	354,694	4.50	512,336	6.50

Tier 1 risk-based capital (1)
Consolidated	959,354	12.17	473,100	6.00	NA	NA
Bank	931,912	11.82	472,925	6.00	630,567	8.00

Leverage
Consolidated	959,354	10.30	372,695	4.00	NA	NA
Bank	931,912	10.01	372,449	4.00	465,561	5.00

(dollars in thousands)	Actual		Minimum for adequately capitalized		Minimum for well capitalized
December 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$943,723	12.73%	$593,201	8.00%	NA	NA
Bank	918,210	12.39	593,002	8.00	$741,252	10.00%

Common equity tier 1 risk-based capital (1)
Consolidated	828,386	11.17	333,676	4.50	NA	NA
Bank	828,873	11.18	333,564	4.50	481,814	6.50

Tier 1 risk-based capital (1)
Consolidated	854,386	11.52	444,901	6.00	NA	NA
Bank	828,873	11.18	444,751	6.00	593,002	8.00

Leverage
Consolidated	854,386	9.94	343,886	4.00	NA	NA
Bank	828,873	9.65	343,624	4.00	429,530	5.00

(1)    Ratio is computed in relation to risk-weighted assets.

NA – Regulatory framework does not define “well-capitalized” for holding companies.

(26) Stock Yards Bancorp, Inc. (parent company only)

Condensed Balance Sheets
	December 31,
(in thousands)	2025	2024

Assets
Cash on deposit with subsidiary bank	$1,978	$2,481
Investment in and receivable from subsidiaries	1,075,061	941,769
Other assets	26,006	23,608
Total assets	$1,103,045	$967,858

Liabilities and stockholders' equity
Other liabilities	$27,348	$27,382
Total stockholders’ equity	1,075,697	940,476
Total liabilities and stockholders’ equity	$1,103,045	$967,858

Condensed Statements of Income

	Years ended December 31,
(in thousands)	2025	2024	2023

Income - dividends and interest from subsidiaries	$41,002	$38,426	$33,965
Other income	1	1	110
Less expenses	6,575	6,503	7,458
Income before income taxes and equity in undistributed net income of subsidiary	34,428	31,924	26,617
Income tax benefit	(2,306)	(3,323)	(2,490)
Income before equity in undistributed net income of subsidiary	36,734	35,247	29,107
Equity in undistributed net income of subsidiary	103,416	79,292	78,641
Net income	$140,150	$114,539	$107,748

Condensed Statements of Cash Flows

	Years ended December 31,
(in thousands)	2025	2024	2023
Operating activities
Net income available to stockholders	$140,150	$114,539	$107,748
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(103,416)	(79,292)	(78,641)
Decrease (increase) in receivable from subsidiaries	—	—	2,971
Stock compensation expense	4,408	3,773	4,464
Excess tax benefits from stock- based compensation arrangements	(604)	(1,228)	(644)
Change in other assets	(2,400)	(2,399)	(1,696)
Change in other liabilities	556	1,329	402
Net cash provided by operating activities	38,694	36,722	34,604

Investing activities
Purchase of equity investment	—	—	(206)
Net cash used in investing activities	—	—	(206)

Financing activities
Repurchase of common stock	(2,091)	(4,217)	(2,695)
Cash dividends paid	(37,106)	(35,835)	(34,575)
Net cash used in financing activities	(39,197)	(40,052)	(37,270)
Net decrease in cash	(503)	(3,330)	(2,872)
Cash at beginning of year	2,481	5,811	8,683
Cash at end of year	$1,978	$2,481	$5,811

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

Financial information for each business segment reflects that which is specifically identifiable or allocated based on an internal allocation method. Income taxes are allocated based on the effective federal income tax rate adjusted for any tax-exempt activity. All tax-exempt activity and provision have been allocated fully to the commercial banking segment. Other direct and indirect/allocated expenses include legal and professional fees, advertising and business development costs as well as other miscellaneous expenses. Measurement of performance for business segments is based on the management structure of Bancorp and is not necessarily comparable with similar information for any other financial institution. Information presented is also not necessarily indicative of the segments’ operations if they were independent entities.

Bancorp’s chief executive officer is the chief operating decision maker. The financial results by operating segment, including significant expense categories provided to the chief operating decision maker, help measure the profitability of a particular segment and identify trends, evaluate each segment and its impact on consolidated earnings, and enhance decision making processes related to the allocation of Bancorp’s resources. Bancorp evaluates performance and allocates resources based on a reportable segment’s net income.

The majority of the net assets of Bancorp are associated with in the Commercial Banking segment. As of December 31, 2025, goodwill totaling $194 million was recorded on Bancorp’s consolidated balance sheets, of which $172 million is attributed to the commercial banking segment and $22 million is attributed to WM&T.

WM&T AUM, which the primary driver of WM&T revenue, are not included on the consolidated balance sheets of Bancorp. WM&T AUM totaled $7.64 billion, $7.07 billion and $7.16 billion as of December 31, 2025, 2024 and 2023, respectively.

Financial results by operating segment, including significant expense categories provided to the chief operating decision maker, are detailed below:

	Commercial
As of and for the Year Ended December 31, 2025 (in thousands)	Banking	WM&T	Total
Interest income	$466,476	$1,113	$467,589
Interest expense	167,277	—	167,277
Net interest income	299,199	1,113	300,312
Provision for credit losses	6,700	—	6,700
Net interest income after provision expense	292,499	1,113	293,612
Non-interest income:
Wealth management and trust services	—	42,808	42,808
All other non-interest income	54,140	—	54,140
Total non-interest income	54,140	42,808	96,948
Non-interest expenses:
Compensation and employee benefits	112,211	19,606	131,817
Net occupancy and equipment	15,549	984	16,533
Technology and communication	17,090	2,205	19,295
Intangible amortization	2,290	1,368	3,658
Other direct and indirect/allocated expenses	38,380	2,681	41,061
Total Non-interest expenses	185,520	26,844	212,364
Income before income tax expense	161,119	17,077	178,196
Income tax expense	34,340	3,706	38,046
Net income	$126,779	$13,371	$140,150

	Commercial
As of and for the Year Ended December 31, 2024 (in thousands)	Banking	WM&T	Total
Interest income	$411,829	$1,050	$412,879
Interest expense	155,839	—	155,839
Net interest income	255,990	1,050	257,040
Provision for credit losses	9,725	—	9,725
Net interest income after provision expense	246,265	1,050	247,315
Non-interest income:
Wealth management and trust services	—	42,843	42,843
All other non-interest income	52,387	—	52,387
Total non-interest income	52,387	42,843	95,230
Non-interest expenses:
Compensation and employee benefits	103,933	17,177	121,110
Net occupancy and equipment	14,396	797	15,193
Technology and communication	16,914	2,293	19,207
Intangible amortization	2,965	1,520	4,485
Other direct and indirect/allocated expenses	36,104	2,080	38,184
Total Non-interest expenses	174,312	23,867	198,179
Income before income tax expense	124,340	20,026	144,366
Income tax expense	25,481	4,346	29,827
Net income	$98,859	$15,680	$114,539

	Commercial
As of and for the Year Ended December 31, 2023 (in thousands)	Banking	WM&T	Total
Interest income	$345,988	$708	$346,696
Interest expense	99,364	—	99,364
Net interest income	246,624	708	247,332
Provision for credit losses	13,796	—	13,796
Net interest income after provision expense	232,828	708	233,536
Non-interest income:
Wealth management and trust services	—	39,802	39,802
All other non-interest income	52,418	—	52,418
Total non-interest income	52,418	39,802	92,220
Non-interest expenses:
Compensation and employee benefits	93,680	16,647	110,327
Net occupancy and equipment	13,917	2,467	16,384
Technology and communication	15,476	1,842	17,318
Intangible amortization	3,014	1,672	4,686
Other direct and indirect/allocated expenses	37,229	1,885	39,114
Total Non-interest expenses	163,316	24,513	187,829
Income before income tax expense	121,930	15,997	137,927
Income tax expense	26,708	3,471	30,179
Net income	$95,222	$12,526	$107,748

(28) Revenue from Contracts with Customers

All of Bancorp’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The table below presents Bancorp’s sources of non-interest income by business segment with items outside the scope of ASC 606 noted as such:

	Year Ended December 31, 2025

(in thousands)	Commercial	WM&T	Total

Wealth management and trust services	$—	$42,808	$42,808
Deposit service charges	8,732	—	8,732
Debit and credit card income	19,873	—	19,873
Treasury management fees	11,679	—	11,679
Mortgage banking income (1)	4,123	—	4,123
Net investment product sales commissions and fees	4,221	—	4,221
Bank owned life insurance (1)	2,515	—	2,515
Gain (loss) on sale of premises and equipment (1)	72	—	72
Other (2)	2,925	—	2,925
Total non-interest income	$54,140	$42,808	$96,948

	Year Ended December 31, 2024

(in thousands)	Commercial	WM&T	Total

Wealth management and trust services	$—	$42,843	$42,843
Deposit service charges	8,906	—	8,906
Debit and credit card income	20,082	—	20,082
Treasury management fees	11,064	—	11,064
Mortgage banking income (1)	3,858	—	3,858
Gain (loss) on sale of securities (1)	—	—	—
Net investment product sales commissions and fees	3,571	—	3,571
Bank owned life insurance (1)	2,443	—	2,443
Gain (loss) on sale of premises and equipment (1)	(100)	—	(100)
Other (2)	2,563	—	2,563
Total non-interest income	$52,387	$42,843	$95,230

	Year Ended December 31, 2023

(in thousands)	Commercial	WM&T	Total

Wealth management and trust services	$—	$39,802	$39,802
Deposit service charges	8,866	—	8,866
Debit and credit card income	19,438	—	19,438
Treasury management fees	10,033	—	10,033
Mortgage banking income (1)	3,705	—	3,705
Gain (loss) on sale of securities (1)	(44)	—	(44)
Net investment product sales commissions and fees	3,205	—	3,205
Bank owned life insurance (1)	2,253	—	2,253
Gain (loss) on sale of premises and equipment (1)	(30)	—	(30)
Other (2)	4,992	—	4,992
Total non-interest income	$52,418	$39,802	$92,220

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

WM&T provides customers fiduciary and investment management services as agreed upon in asset management contracts. The contracts require WM&T to provide a series of distinct services for which fees are earned over time. The contracts are cancellable upon demand with fees typically based upon the asset value of investments. Revenue is accrued and recognized monthly based upon month-end asset values and collected from the customer predominately in the following month except for a small percentage of fees collected quarterly. Incentive compensation related to WM&T activities is considered a cost of obtaining the contract. Contracts between WM&T and customers do not permit performance-based fees and accordingly, none of the fee income earned by WM&T is performance-based. Trust fees receivable totaled $5.3 million and $4.5 million at December 31, 2025 and December 31, 2024, respectively.

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

Net investment products sales commissions and fees represent the Bank’s share of transaction fees and wrap fees resulting from investment services and programs provided through an agent relationship with a third party broker-dealer. Transaction fees are assessed at the time of the transaction. Those fees are collected and recognized on a monthly basis. Trailing fees are based upon market values and are assessed, collected and recognized on a quarterly basis. Because the Bank acts as an agent in arranging the relationship between the customer and third party provider, and does not control the services rendered, investment product sales commissions and fees are reported net of related costs, including nominal incentive compensation, and trading activity charges of $1.2 million and $968,000 for the years ended December 31, 2025 and 2024.

Bancorp did not establish any contract assets or liabilities as a result of adopting ASC 606, nor were any recognized during the year ended December 31, 2025.

(29) Subsequent Event

Effective January 27, 2026, Bancorp executed a definitive Share Purchase Agreement (“agreement”), pursuant to which Bancorp will acquire all of the outstanding stock of privately held Field & Main Bancorp, Inc. Field & Main Bancorp, Inc., headquartered in Henderson, Kentucky, is the holding company for Field & Main Bank, which operates 6 retail branches, including three in Henderson, Kentucky and one each in Lexington, Kentucky, Cynthiana, Kentucky and Evansville, Indiana, respectively.

Under the terms of the Agreement, the Company will acquire all outstanding stock in an all stock transaction, resulting in a total consideration to existing Field & Main Bancorp, Inc. shareholders of approximately $106 million based on estimates as of January 27, 2026.

Bancorp expects the acquisition to close during the second quarter of 2026, subject to receiving all required regulatory approvals and satisfaction or waiver of remaining closing conditions.  As of December 31, 2025, Field & Main Bancorp, Inc. had approximately $861 million in total assets, $652 million in loans and $781 million in deposits and $68 million in tangible common equity. Field & Main Bancorp, Inc. also maintains a WM&T Department with total AUM of approximately $800 million as of December 31, 2025. The combined franchise will have 81 branches at acquisition date and anticipates serving customers through a branch network of 81 locations. The combined franchise will serve customers through 81 branches with approximately $10.40 billion in total assets, $7.90 billion in gross loans, $8.60 billion in deposits and $8.40 billion in trust assets under management.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Stock Yards Bancorp, Inc.

Louisville, Kentucky

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Stock Yards Bancorp, Inc. (the “Company”) as of December 31, 2025, the related consolidated statements of income, comprehensive income, change in stockholders’ equity, and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 26, 2026 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowances for Credit Losses on Certain Loan Portfolio Segments

As described in Note 1 to the Company’s consolidated financial statements, the Company’s methodologies for estimating an allowance for credit losses (“ACL”) on loans consider available relevant information about the collectability of cash flows, including information about past events, current conditions and reasonable and supportable forecasts. For each loan segment, the Company applies an expected loss ratio based on historical losses adjusted as appropriate for qualitative loss factors. Qualitative loss factors are based on management’s judgment of Company, market, industry or business specific data, changes in underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, non-performing and adversely rated loans and reasonable and supportable forecasts of economic conditions. As described in Note 4 to the Company’s consolidated financial statements, the Company’s ACL on loans was $91.9 million as of December 31, 2025.

We identified certain assumptions used by management in determining the qualitative loss factor adjustments applied to estimate the ACL for certain loan portfolio segments as a critical audit matter. Auditing these assumptions was especially subjective and challenging as it required a higher degree of auditor judgment and increased extent of audit effort.

The primary procedures we performed to address this critical audit matter included:

●	Testing the design and operating effectiveness of certain internal controls over the determination of the qualitative loss factor adjustments applied to estimate the ACL.

●

Assessing the reasonableness of management’s judgments in determining the assumptions, including assessing the consistency of management’s application of its underlying framework for determining the assumptions and assessing for potential contradictory evidence.

●

Testing the completeness and accuracy of company-produced data, and evaluating the relevance and reliability of data from external sources to the Company, in determining the qualitative loss factor adjustments applied to estimate the ACL.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2025.

Grand Rapids, Michigan

February 26, 2026

Report of Independent Registered Public Accounting Firm

Stockholders, Board of Directors, and Audit Committee

Stock Yards Bancorp, Inc.

Louisville, Kentucky

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Stock Yards Bancorp, Inc. (the “Company”) as of December 31, 2024, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Forvis Mazars, LLP

We served as the Company’s auditor from 2018 to 2025.

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

BDO USA P.C., the independent registered public accounting firm that audited the consolidated financial statements of Bancorp included in this Annual Report on Form 10-K, has issued a report on Bancorp’s internal control over financial reporting as of December 31, 2025. The report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025.

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

Disclosure Controls and Procedures

Stock Yards Bancorp, Inc.’s management, under the supervision and with the participation of the Chief Executive Officer (who is the principal executive officer) and Chief Financial Officer (who is the principal financial officer), evaluated the effectiveness of Bancorp’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2025. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, Bancorp’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2025, Bancorp’s disclosure controls and procedures were effective.

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

Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2024, based on the control criteria established in a report entitled Internal Control – Integrated Framework (2013), issued by the COSO. Based on such assessment, management has concluded that Bancorp’s internal control over financial reporting is effective as of December 31, 2025.

BDO USA P.C., the independent registered public accounting firm that audited the consolidated financial statements of Bancorp included in this Annual Report on Form 10-K, has also audited Bancorp’s internal control over financial reporting as of December 31, 2025. Their report expressed an unqualified opinion on the effectiveness of Bancorp’s internal control over financial reporting as of December 31, 2025.

/s/ James A. Hillebrand
James A. Hillebrand
Chairman and CEO

/s/ T. Clay Stinnett
T. Clay Stinnett
EVP and CFO

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Stock Yards Bancorp, Inc.

Louisville, Kentucky

Opinion on Internal Control over Financial Reporting

We have audited Stock Yards Bancorp, Inc. (the “Company’s”) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2025, the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year ended December 31, 2025, and the related notes and our report dated February 26, 2026 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definitions and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with both generally accepted accounting principles and regulatory reporting instructions. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with both generally accepted accounting principles and regulatory reporting instructions, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA P.C.

Grand Rapids, Michigan

February 26, 2026

Item 9B. Other Information.

(b) During the three months ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

NA.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information regarding the directors and executive officers of Bancorp is incorporated herein by reference to the discussion under the headings, “PROPOSAL 1: ELECTION OF DIRECTORS,” and “DELINQUENT SECTION 16(a) REPORTS,” in Bancorp’s Proxy Statement to be filed with the SEC for the 2026 Annual Meeting of Shareholders (“Proxy Statement”).

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

Information regarding principal occupation of Bancorp directors as of December 31, 2025 follows:

Name of Director	Principal Occupation
Shannon B. Arvin	President and CEO, Keeneland Association
Paul J. Bickel III	President, U.S. Specialties
Allison J. Donovan	Member, Stoll Keenon Ogden Law Firm
David L. Hardy	Managing Director, CBRE, Inc.
Carl G. Herde	Vice President/Financial Policy, Kentucky Hospital Association
James A. Hillebrand	Chairman of the Boards and CEO, Stock Yards Bancorp, Inc. and Stock Yards Bank & Trust Company
Richard A. Lechleiter	President, Catholic Education Foundation of Louisville
Philip S. Poindexter	President, Stock Yards Bancorp, Inc. and Stock Yards Bank & Trust Company
Stephen M. Priebe	President, Hall Contracting of Kentucky
Edwin S. Saunier	President, Saunier North American, Inc.
John L. Schutte	CEO, GeriMed, Inc.
Laura L. Wells	Freelance Journalist

The Board of Directors of Bancorp has adopted a code of ethics for its CEO and financial executives included under Exhibit 14.

The following table lists the names and ages as of December 31, 2025 of all current executive officers of Bancorp and the Bank. Each executive officer is appointed by Bancorp’s Board of Directors to serve at the discretion of the Board.

There is no arrangement or understanding between any executive officer or Bancorp or the Bank and any other person(s) pursuant to which he/she was or is to be selected as an officer.

Name and Age	Position and Office Held with
of Executive Officer	Bancorp and the Bank
James A. Hillebrand	Chairman and CEO of Bancorp and SYB
Age 57
Philip S. Poindexter	President of Bancorp and SYB; Director of Bancorp and SYB
Age 59
T. Clay Stinnett	EVP, Treasurer and CFO of Bancorp and SYB
Age 52
Michael J. Croce	EVP and Director of Retail Banking of SYB
Age 56
William M. Dishman III*	EVP and Chief Credit Officer of SYB
Age 62
Michael V. Rehm	EVP and Chief Lending Officer of SYB
Age 61
Shannon B. Budnick	EVP and Director of WM&T Division of SYB
Age 54

*William M. Dishman is scheduled to transition from his roles as EVP and Chief Credit Officer effective April 1, 2026, at which point William J. Otten will be promoted to those roles. Mr. Dishman will remain with Bancorp as a Senior Credit Officer after this transition until his official retirement date of October 15, 2026.

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

Consolidated Balance Sheets – December 31, 2025 and 2024
Consolidated Statements of Income - years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Comprehensive Income (Loss) - years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Changes in Stockholders’ Equity - years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Cash Flows - years ended December 31, 2025, 2024 and 2023
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
10.19*

Amended and Restated Change in Control Severance Agreement between Stock Yards Bank & Trust Company and William M. Dishman, III, effective February 1, 2025, as filed as Exhibit 10.19 to Annual Report on Form 10-K for the year ended December 31, 2024, of Bancorp is incorporated by reference herein.

10.20*	Second Amended and Restated Change in Control Severance Agreement between Stock Yards Bank & Trust Company and James. A. Hillebrand, effective January 21, 2025, as filed as Exhibit 10.20 to Annual Report on Form 10-K for the year ended December 31, 2024, of Bancorp is incorporated by reference herein.
10.21*	Amended and Restated Change in Control Severance Agreement between Stock Yards Bank & Trust Company and Michael J. Croce, effective February 1, 2025, as filed as Exhibit 10.21 to Annual Report on Form 10-K for the year ended December 31, 2024, of Bancorp is incorporated by reference herein.
10.22*	Amended and Restated Change in Control Severance Agreement between Stock Yards Bank & Trust Company and Michael V. Rehm, effective February 1, 2025, as filed as Exhibit 10.22 to Annual Report on Form 10-K for the year ended December 31, 2024, of Bancorp is incorporated by reference herein.
10.23*	Second Amended and Restated Change in Control Severance Agreement between Stock Yards Bank & Trust Company and Philip S. Poindexter, effective February 1, 2025, as filed as Exhibit 10.23 to Annual Report on Form 10-K for the year ended December 31, 2024, of Bancorp is incorporated by reference herein.
10.24*

Amended and Restated Change in Control Severance Agreement between Stock Yards Bank & Trust Company and Shannon Budnick, effective February 1, 2025, as filed as Exhibit 10.24 to Annual Report on Form 10-K for the year ended December 31, 2024, of Bancorp is incorporated by reference herein.

10.25*

Amended and Restated Change in Control Severance Agreement between Stock Yards Bank & Trust Company and T. Clay Stinnett, effective February 1, 2025, as filed as Exhibit 10.25 to Annual Report on Form 10-K for the year ended December 31, 2024, of Bancorp is incorporated by reference herein.

14+	Code of Ethics for the CEO and Financial Executives
19+	Stock Yards Bancorp, Inc. Insider Trading Policy
21+	Subsidiaries of the Registrant
23.1+	Consent of BDO USA P.C.
23.2+	Consent of Forvis Mazars, LLP
31.1+	Certification pursuant to Section 302 of the Sarbanes-Oxley Act by James A Hillebrand
31.2+	Certification pursuant to Section 302 of the Sarbanes-Oxley Act by T. Clay Stinnett
32.1**+	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by James A. Hillebrand
32.2**+	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by T. Clay Stinnett
97*+	Stock Yards Bancorp, Inc. Compensation Recoupment Policy
101+

The following financial statements from the Stock Yards Bancorp, Inc. December 31, 2025 Annual Report on Form 10-K, filed on February 26, 2026, formatted in inline eXtensible Business Reporting Language (XBRL):

(1)         Consolidated Balance Sheets

(2)         Consolidated Statements of Income

(3)         Consolidated Statements of Comprehensive Income

(4)         Consolidated Statements of Changes in Stockholders’ Equity

(5)         Consolidated Statements of Cash Flows

(6)         Footnotes to Consolidated Financial Statements

104	The cover page from Stock Yards Bancorp Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in inline XBRL and contained in Exhibit 101.

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

Date: February 26, 2026	STOCK YARDS BANCORP, INC. (Registrant)

	By:	/s/ James A. Hillebrand
James A. Hillebrand
Chairman and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James A. Hillebrand	Chairman and CEO	February 26, 2026
James A. Hillebrand	(principal executive officer)

/s/ Philip S. Poindexter	President and Director	February 26, 2026
Philip S. Poindexter

/s/ T. Clay Stinnett	EVP and CFO	February 26, 2026
T. Clay Stinnett	(principal financial officer)

/s/ Michael W. Woods	SVP and Principal Accounting Officer	February 26, 2026
Michael W. Woods

/s/ Shannon B. Arvin	Director	February 26, 2026
Shannon B. Arvin

/s/ Paul J. Bickel	Director	February 26, 2026
Paul J. Bickel

/s/ Allison J. Donovan	Director	February 26, 2026
Allison J. Donovan

/s/ David L. Hardy	Director	February 26, 2026
David. L. Hardy

/s/ Carl G. Herde	Director	February 26, 2026
Carl G. Herde

/s/ Richard A. Lechleiter	Director	February 26, 2026
Richard A. Lechleiter

/s/ Stephen M. Priebe	Director	February 26, 2026
Stephen M. Priebe

/s/ Edwin S. Saunier	Director	February 26, 2026
Edwin S. Saunier

	Director	February 26, 2026
John L. Schutte

/s/ Laura L. Wells	Director	February 26, 2026
Laura L. Wells