Form 10-Q
period 2026-03-31
Stock Yards Bancorp, Inc.
filed 2026-05-05
CIK 835324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

or

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

The number of shares outstanding of the registrant’s Common Stock, no par value, as of April 30, 2026, was 29,515,188.

GLOSSARY OF ABBREVIATIONS AND ACRONYMS

The acronyms and abbreviations identified in alphabetical order below are used throughout this Report on Form 10-Q:

Acronym or Term	Definition	Acronym or Term	Definition	Acronym or Term	Definition
ACH	Automatic Clearing House	EPS	Earnings Per Share	Nasdaq	The Nasdaq Stock Market, LLC
AFS	Available for Sale	ESG	Environmental, Social and Governance	NIM	Net Interest Margin (FTE)
AI	Artificial intelligence	ETR	Effective Tax Rate	NPV	Net Present Value
APIC	Additional paid-in capital	EVP	Executive Vice President	Net Interest Spread	Net Interest Spread (FTE)
ACL	Allowance for Credit Losses	FASB	Financial Accounting Standards Board	NM	Not Meaningful
AOCI	Accumulated Other Comprehensive Income	FDIC	Federal Deposit Insurance Corporation	OAEM	Other Assets Especially Mentioned
ASC	Accounting Standards Codification	FFP	Federal Funds Purchased	OREO	Other Real Estate Owned
ASU	Accounting Standards Update	FFS	Federal Funds Sold	PV	Present Value
ATM	Automated Teller Machine	FFTR	Federal Funds Target Rate	PCD	Purchased Credit Deteriorated
AUM	Assets Under Management	FHA	Federal Housing Authority	PD	Probability of Default
Bancorp / the Company	Stock Yards Bancorp, Inc.	FHC	Financial Holding Company	Prime	The Wall Street Journal Prime Interest Rate
Bank / SYB	Stock Yards Bank & Trust Company	FHLB	Federal Home Loan Bank of Cincinnati	Provision	Provision for Credit Losses
BOLI	Bank Owned Life Insurance	FHLMC	Federal Home Loan Mortgage Corporation	PSU	Performance Stock Unit
BP	Basis Point - 1/100th of one percent	FICA	Federal Insurance Contributions Act	ROA	Return on Average Assets
C&D	Construction and Land Development	FNMA	Federal National Mortgage Association	ROE	Return on Average Equity
Captive	SYB Insurance Company, Inc.	FRB	Federal Reserve Bank	RSA	Restricted Stock Award
C&I	Commercial and Industrial	FTE	Fully Tax Equivalent	RSU	Restricted Stock Unit
CB	Commonwealth Bancshares, Inc. and Commonwealth Bank & Trust Company	GAAP	United States Generally Accepted Accounting Principles	SAR	Stock Appreciation Right
CD	Certificate of Deposit	GLB	Gramm-Leach-Bliley Act	SBA	Small Business Administration
CDI	Core Deposit Intangible	GNMA	Government National Mortgage Association	SEC	Securities and Exchange Commission
CECL	Current Expected Credit Loss (ASC-326)	HELOC	Home Equity Line of Credit	SOFR	Secured Overnight Financing Rate
CEO	Chief Executive Officer	HTM	Held to Maturity	SSUAR	Securities Sold Under Agreements to Repurchase
CFO	Chief Financial Officer	ICS	Insured Cash Sweep	SVP	Senior Vice President
CFPB	Consumer Financial Protection Bureau	ITM	Interactive Teller Machine	TBA	To Be Annouced
CLI	Customer List Intangible	KB	Kentucky Bancshares, Inc. and Kentucky Bank	TBOC	The Bank Oldham County
CRA	Community Reinvestment Act	KSB	King Bancorp, Inc. and King Southern Bank	TCE	Tangible Common Equity
CRE	Commercial Real Estate	LGD	Loss Given Default	TPS	Trust Preferred Securities
DCF	Discounted Cash Flow	Loans	Loans and Leases	VA	U.S. Department of Veterans Affairs
DTA	Deferred Tax Asset	MBS	Mortgage Backed Securities	WM&T	Wealth Management and Trust
DTL	Deferred Tax Liability	MSA	Metropolitan Statistical Area
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act	MSRs	Mortgage Servicing Rights

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2026 (unaudited) and December 31, 2025 (in thousands, except share data)

	March 31,	December 31,
	2026	2025
Assets
Cash and due from banks	$85,596	$70,061
Federal funds sold and interest bearing due from banks	581,123	816,315
Total cash and cash equivalents	666,719	886,376

Mortgage loans held for sale, at fair value	5,758	6,247
Available for sale debt securities (amortized cost of $773,658 in 2026 and $801,371 in 2025, respectively)	692,798	722,111
Held to maturity debt securities (fair value of $175,255 in 2026 and $181,203 in 2025, respectively)	192,956	198,946
Federal Home Loan Bank stock, at cost	20,717	20,717
Loans	7,226,429	7,041,310
Allowance for credit losses on loans	(93,596)	(91,867)
Net loans	7,132,833	6,949,443

Premises and equipment, net	119,856	118,698
Premises held for sale	896	1,678
Bank owned life insurance	92,517	91,885
Accrued interest receivable	28,579	28,783
Goodwill	194,074	194,074
Core deposit intangible	6,193	6,688
Customer list intangible	5,168	5,472
Other assets	307,792	305,006
Total assets	$9,466,856	$9,536,124

Liabilities
Deposits:
Non-interest bearing	$1,456,324	$1,435,846
Interest bearing	6,300,912	6,355,291
Total deposits	7,757,236	7,791,137
Securities sold under agreements to repurchase	87,513	112,476
Federal funds purchased	7,345	7,289
Subordinated debentures	26,806	26,806
Federal Home Loan Bank advances	300,000	300,000
Accrued interest payable	1,706	1,740
Other liabilities	183,315	220,979
Total liabilities	8,363,921	8,460,427

Commitments and contingent liabilities (Footnote 12)

Stockholders’ equity
Preferred stock, no par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value. Authorized 40,000,000 shares; issued and outstanding 29,516,000 and 29,476,000 shares in 2026 and 2025, respectively	59,222	59,090
Additional paid-in capital	406,774	402,820
Retained earnings	698,139	675,062
Accumulated other comprehensive loss	(61,200)	(61,275)
Total stockholders’ equity	1,102,935	1,075,697
Total liabilities and equity	$9,466,856	$9,536,124

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

For the three months ended March 31, 2026 and 2025 (in thousands, except per share data)

	Three months ended
	March 31,
	2026	2025
Interest income:
Loans, including fees	$106,459	$99,600
Federal funds sold and interest bearing due from banks	5,030	2,001
Mortgage loans held for sale	70	77
Federal Home Loan Bank stock	392	532
Investment securities:
Taxable	5,243	8,495
Tax-exempt	448	461
Total interest income	117,642	111,166
Interest expense:
Deposits	35,462	34,581
Securities sold under agreements to repurchase	401	814
Federal funds purchased and other short-term borrowings	65	70
Federal Home Loan Bank advances	2,927	4,741
Subordinated debentures	366	408
Total interest expense	39,221	40,614
Net interest income	78,421	70,552
Provision for credit losses	1,625	900
Net interest income after provision expense	76,796	69,652
Non-interest income:
Wealth management and trust services	11,335	10,647
Deposit service charges	2,156	2,079
Debit and credit card income	4,638	4,508
Treasury management fees	2,988	2,673
Mortgage banking income	930	917
Net investment product sales commissions and fees	1,061	1,010
Bank owned life insurance	632	622
Gain on sale of premises and equipment	479	-
Other	375	540
Total non-interest income	24,594	22,996
Non-interest expenses:
Compensation	29,166	25,932
Employee benefits	6,169	5,785
Net occupancy and equipment	4,320	4,123
Technology and communication	5,335	4,828
Debit and credit card processing	1,922	1,819
Marketing and business development	1,278	1,515
Postage, printing and supplies	913	969
Legal and professional	876	907
FDIC insurance	1,146	1,223
Capital and deposit based taxes	878	700
Intangible amortization	799	914
Other	2,440	2,312
Total non-interest expenses	55,242	51,027
Income before income tax expense	46,148	41,621
Income tax expense	9,553	8,350
Net income	$36,595	$33,271
Net income per share - basic	$1.25	$1.13
Net income per share - diluted	$1.24	$1.13
Weighted average outstanding shares
Basic	29,387	29,349
Diluted	29,502	29,501

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

For the three months ended March 31, 2026 and 2025 (in thousands)

	Three months ended
	March 31,
	2026	2025
Net income	$36,595	$33,271
Other comprehensive income (loss):
Change in unrealized gain (loss) on AFS debt securities	(1,600)	18,515
Change in fair value of derivatives used in cash flow hedge	1,691	(3,497)
Total other comprehensive income (loss) before income tax effect	91	15,018
Income tax effect	16	3,707
Total other comprehensive income (loss) net of tax	75	11,311
Comprehensive income	$36,670	$44,582

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

For the three months ended March 31, 2026 and 2025 (in thousands, except per share data)

					Accumulated
	Common stock		Additional		other	Total
	Shares		paid-in	Retained	comprehensive	stockholders'
	outstanding	Amount	capital	earnings	loss	equity

Balance, January 1, 2026	29,476	$59,090	$402,820	$675,062	$(61,275)	$1,075,697

Activity for three months ended March 31, 2026:
Net income	—	—	—	36,595	—	36,595
Other comprehensive income	—	—	—	—	75	75
Stock compensation expense	—	—	1,287	—	—	1,287
Stock issued for share-based awards, net of withholdings to satisfy employee taxobligations	42	140	2,812	(4,232)	—	(1,280)
Cash dividends declared, $0.32 per share	—	—	—	(9,439)	—	(9,439)
Shares cancelled	(2)	(8)	(145)	153	—	—
Balance, March 31, 2026	29,516	$59,222	$406,774	$698,139	$(61,200)	$1,102,935

					Accumulated
	Common stock		Additional		other	Total
	Shares		paid-in	Retained	comprehensive	stockholders'
	outstanding	Amount	capital	earnings	loss	equity

Balance, January 1, 2025	29,431	$58,939	$395,081	$577,607	$(91,151)	$940,476

Activity for three months ended March 31, 2025:
Net income	—	—	—	33,271	—	33,271
Other comprehensive income	—	—	—	—	11,311	11,311
Stock compensation expense	—	—	1,153	—	—	1,153
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations	40	133	2,881	(4,622)	—	(1,608)
Cash dividends declared, $0.31 per share	—	—	—	(9,130)	—	(9,130)
Shares cancelled	(2)	(6)	(111)	117	—	—
Balance, March 31, 2025	29,469	$59,066	$399,004	$597,243	$(79,840)	$975,473

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

For the three months ended March 31, 2026 and 2025 (in thousands)

	2026	2025
Cash flows from operating activities:
Net income	$36,595	$33,271
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,625	900
Depreciation, amortization and accretion, net	2,989	1,254
Deferred income tax expense	1,203	584
Gain on sale of mortgage loans held for sale	(642)	(554)
Origination of mortgage loans held for sale	(32,087)	(29,997)
Proceeds from sale of mortgage loans held for sale	33,218	29,040
Bank owned life insurance income	(632)	(622)
Gain on the sale of premises and equipment	(479)	—
Stock compensation expense	1,287	1,153
Excess tax benefit from share-based compensation arrangements	(126)	(380)
Net change in accrued interest receivable and other assets	(3,599)	6,853
Net change in accrued interest payable and other liabilities	(27,103)	(21,719)
Net cash provided by operating activities	12,249	19,783
Cash flows from investing activities:
Proceeds from maturities and paydowns of available for sale debt securities	127,295	223,533
Purchases of available for sale debt securities	(99,579)	(247,468)
Proceeds from maturities and paydowns of held to maturity debt securities	5,943	157,796
Purchases of FHLB stock	—	(15,972)
Proceeds from redemption of FHLB stock	—	8,260
Net change in loans	(184,890)	(124,832)
Purchases of premises and equipment	(2,741)	(1,943)
Proceeds from sale or disposal of premises and equipment	1,257	—
Other investment activities	(9,591)	(11,756)
Net cash used in investing activities	(162,306)	(12,382)
Cash flows from financing activities:
Net change in deposits	(33,901)	127,565
Net change in securities sold under agreements to repurchase and federal funds purchased	(24,907)	(11,528)
Proceeds from FHLB advances	300,000	300,000
Repayments of FHLB advances	(300,000)	(300,000)
Repurchase of common stock	(1,280)	(1,608)
Cash dividends paid	(9,512)	(9,114)
Net cash (used in) provided by financing activities	(69,600)	105,315
Net change in cash and cash equivalents	(219,657)	112,716
Beginning cash and cash equivalents	886,376	291,020
Ending cash and cash equivalents	$666,719	$403,736

(continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (continued)

For the three months ended March 31, 2026 and 2025 (in thousands)

	2026	2025
Supplemental cash flow information:
Interest paid	$39,255	$40,553
Income taxes paid, net of refunds	11,200	6,085
Cash paid for operating lease liabilities	1,138	1,138

Supplemental non-cash activity:
Change in unfunded commitments in tax credit investments	$—	$16,000
Dividends payable to stockholders	198	185
Loans transferred to OREO	—	75

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

To prepare the condensed consolidated financial statements, management must make estimates and assumptions that may require difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates are susceptible to material changes as a result of changes in facts and circumstances. Actual results could differ significantly from those estimates, and the results of operations for the three month period ended March 31, 2026 do not necessarily indicate the results that Bancorp will achieve for the year ended December 31, 2026, or any other interim period.

The condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the rules and regulations for Form 10-Q as adopted by the SEC. Accordingly, the condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with Bancorp’s most recent Annual Report on Form 10-K, which contain the latest audited consolidated financial statements and notes thereto. In the opinion of management, all adjustments considered necessary to present the results for interim periods fairly have been included.

Reclassifications – Certain amounts presented in prior periods have been reclassified to conform with the current period presentation. These reclassifications had no impact on previously reported prior periods’ net income or stockholder’s equity.

Use of Estimates – To prepare financial statement in conformity with GAAP, management must make estimates and assumptions that require difficult, complex of subjective judgements, some of which may relate to matters that are inherently uncertain. Estimates are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgements include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers.

Adoption of New Accounting Guidance – In November 2025, the FASB issued ASU 2025-08, “Financial Instruments – Credit Losses (Topic 326): Purchased Loans.” ASU 2025-08 expands the scope of the “gross up” method, formerly applicable only to PCD assets, to include acquired non-PCD loans that meet certain criteria, now referred to as “purchased seasoned loans,” (PSLs). Under this model, an allowance for expected credit losses is recognized at acquisition, offsetting the loan’s amortized cost basis, thereby eliminating the day-one credit-loss expense previously required for non-PCD assets. PSLs are defined as non-PCD loans acquired either (i) through a business combination, or (ii) purchased more than 90 days after origination, when the acquirer was not involved in origination. As permitted, Bancorp has elected to early adopt the amended guidance on January 1, 2026 on a prospective basis.

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

(2)	Investment Securities

AFS Debt Securities

The following table summarizes the amortized cost, unrealized gains and losses, and fair value of Bancorp’s AFS debt securities portfolio:

(in thousands)	Amortized	Unrealized
March 31, 2026	cost	Gains	Losses	Fair value

Government sponsored agency obligations	$72,672	$108	$(2,700)	$70,080
Mortgage backed securities	582,582	113	(68,352)	514,343
Obligations of states and political subdivisions	117,864	5	(9,996)	107,873
Other	540	-	(38)	502

Total available for sale debt securities	$773,658	$226	$(81,086)	$692,798

December 31, 2025

Government sponsored agency obligations	$75,459	$97	$(2,737)	$72,819
Mortgage backed securities	602,261	322	(67,576)	535,007
Obligations of states and political subdivisions	123,083	10	(9,339)	113,754
Other	568	-	(37)	531

Total available for sale debt securities	$801,371	$429	$(79,689)	$722,111

HTM Debt Securities

The following table summarizes the amortized cost, unrecognized gains and losses, and fair value of Bancorp’s HTM debt securities portfolio:

(in thousands)	Carrying	Unrecognized
March 31, 2026	value	Gains	Losses	Fair value

U.S. Treasury and other U.S. Government obligations	$1,999	$-	$(3)	$1,996
Government sponsored agency obligations	20,958	-	(1,252)	19,706
Mortgage backed securities	169,999	4	(16,450)	153,553

Total held to maturity debt securities	$192,956	$4	$(17,705)	$175,255

December 31, 2025
U.S. Treasury and other U.S. Government obligations	$1,994	$-	$(12)	$1,982
Government sponsored agency obligations	22,957	-	(1,112)	21,845
Mortgage backed securities	173,995	5	(16,624)	157,376

Total held to maturity debt securities	$198,946	$5	$(17,748)	$181,203

All investment securities classified as HTM by Bancorp as of March 31, 2026 are obligations of the U.S. Government and/or are issued by government-sponsored enterprises and have an explicit government guarantee or have a credit rating on par with the U.S. government and are generally considered risk-free. Therefore, no ACL has been recorded for Bancorp’s HTM securities as of March 31, 2026. Further, as of March 31, 2026, none of Bancorp’s HTM securities were in non-accrual or past due status.

Debt Securities by Contractual Maturity

A summary of AFS and HTM debt securities by contractual maturity as of March 31, 2026 follows:

	AFS Debt Securities		HTM Debt Securities
(in thousands)	Amortized cost	Fair value	Carrying value	Fair value

Due within one year	$6,609	$6,585	$2,535	$2,532
Due after one year but within five years	41,172	39,678	175	174
Due after five years but within 10 years	84,549	76,051	19,928	18,684
Due after 10 years	58,746	56,141	319	312
Mortgage backed securities	582,582	514,343	169,999	153,553
Total	$773,658	$692,798	$192,956	$175,255

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

Accrued interest on the investment securities portfolio (AFS and HTM) totaled $3 million and $4 million at March 31, 2026 and December 31, 2025, respectively. Accrued interest receivable on the investment securities portfolios is included in the condensed consolidated balance sheets.

Securities with a carrying value of $645 million and $707 million were pledged at March 31, 2026 and December 31, 2025, respectively, to secure accounts of commercial depositors in cash management accounts, public deposits and uninsured cash balances for WM&T accounts.

Based on an evaluation of available information including security type, counterparty credit quality, past events, current conditions, and reasonable and supportable forecasts that are relevant to collectability, Bancorp has concluded that it expects to receive all contractual cash flows from each security held in its AFS and HTM debt securities portfolio. As such, no allowance or impairment was recorded with respect to investment securities as of March 31, 2026 and December 31, 2025.

Unrealized and Unrecognized Loss Analysis on Debt Securities

Debt securities with unrealized and unrecognized losses at March 31, 2026 and December 31, 2025, aggregated by investment category and length of time securities have been in a continuous unrealized loss position follows:

	AFS Debt Securities
	Less than 12 months		12 months or more		Total
(in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2026	value	losses	value	losses	value	losses

Government sponsored agency obligations	$-	$-	$62,453	$(2,700)	$62,453	$(2,700)
Mortgage-backed securities	25,720	(274)	473,048	(68,078)	498,768	(68,352)
Obligations of states and political subdivisions	12,919	(199)	80,355	(9,797)	93,274	(9,996)
Other	-	-	502	(38)	502	(38)
Total AFS debt securities	$38,639	$(473)	$616,358	$(80,613)	$654,997	$(81,086)

December 31, 2025

Government sponsored agency obligations	$-	$-	$69,880	$(2,737)	$69,880	$(2,737)
Mortgage-backed securities	-	-	507,041	(67,576)	507,041	(67,576)
Obligations of states and political subdivisions	1,446	(4)	91,609	(9,335)	93,055	(9,339)
Other	-	-	531	(37)	531	(37)
Total AFS debt securities	$1,446	$(4)	$669,061	$(79,685)	$670,507	$(79,689)

	HTM Debt Securities
	Less than 12 months		12 months or more		Total
(in thousands)	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
March 31, 2026	value	losses	value	losses	value	losses

U.S. Treasury and other U.S. Government obligations	$-	$-	$1,995	$(3)	$1,995	$(3)
Government sponsored agency obligations	-	-	19,669	(1,252)	19,669	(1,252)
Mortgage-backed securities	-	-	153,079	(16,450)	153,079	(16,450)
Total HTM debt securities	$-	$-	$174,743	$(17,705)	$174,743	$(17,705)

December 31, 2025

U.S. Treasury and other U.S. Government obligations	$-	$-	$1,982	$(12)	$1,982	$(12)
Government sponsored agency obligations	-	-	21,649	(1,112)	21,649	(1,112)
Mortgage-backed securities	-	-	156,877	(16,624)	156,877	(16,624)
Total HTM debt securities	$-	$-	$180,508	$(17,748)	$180,508	$(17,748)

Applicable dates for determining when securities are in unrealized and unrecognized loss positions are March 31, 2026 and December 31, 2025. As such, it is possible that a security had a market value lower than its amortized cost on other days during the past 12 months, but is not in the “Less than 12 months” category of the preceding table.

In evaluating debt securities in unrealized and unrecognized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, Bancorp considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or government-sponsored enterprises, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition, among other factors. Unrealized and unrecognized losses on Bancorp’s investment securities portfolio have not been recognized as an expense because the securities are of high credit quality, and the decline in fair values is attributable to changes in the prevailing interest rate environment since the purchase date. Fair value is expected to recover as securities reach maturity and/or the interest rate environment returns to conditions similar to when these securities were purchased. These investments consisted of 410 and 402 separate investment positions as of March 31, 2026 and December 31, 2025, respectively.

(3)	Loans and Allowance for Credit Losses on Loans

Composition of loans by class follows:

(in thousands)	March 31, 2026	December 31, 2025

Commercial real estate - non-owner occupied	$1,964,589	$1,915,252
Commercial real estate - owner occupied	1,176,570	1,121,896
Total commercial real estate	3,141,159	3,037,148

Commercial and industrial - term	967,246	897,576
Commercial and industrial - lines of credit	625,332	611,913
Total commercial and industrial	1,592,578	1,509,489

Residential real estate - owner occupied	888,721	881,865
Residential real estate - non-owner occupied	387,652	391,216
Total residential real estate	1,276,373	1,273,081

Construction and land development	742,243	751,897
Home equity lines of credit	290,766	285,115
Consumer	142,897	142,425
Leases	15,493	16,912
Credits cards	24,920	25,243
Total loans (1)	$7,226,429	$7,041,310

(1) Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs.

Accrued interest receivable on loans, which is excluded from the amortized cost of loans, $25 million at both March 31, 2026 and December 31, 2025 and was included in the condensed consolidated balance sheets.

Loans with carrying amounts of $3.86 billion and $3.78 billion were pledged to secure FHLB borrowing capacity at March 31, 2026 and December 31, 2025, respectively.

Loans to directors and their related interests, including loans to companies for which directors are principal owners and executive officers, totaled $96 million and $104 million as of March 31, 2026 and December 31, 2025, respectively.

ACL for Loans

Fluctuations in the ACL for loans during the three months ended March 31, 2026 were the result of loan growth, changes in the forecasted unemployment forecast, a decrease in specific reserves in addition to net recoveries.

The tables below reflect activity in the ACL for loans:

(in thousands)	Beginning	Provision for Credit Losses			Ending
Three Months Ended March 31, 2026	Balance	on Loans	Charge-offs	Recoveries	Balance

Commercial real estate - non-owner occupied	$13,779	$200	$-	$-	$13,979
Commercial real estate - owner occupied	13,100	426	-	-	13,526
Total commercial real estate	26,879	626	-	-	27,505

Commercial and industrial - term	21,121	1,187	-	233	22,541
Commercial and industrial - lines of credit	7,323	232	-	-	7,555
Total commercial and industrial	28,444	1,419	-	233	30,096

Residential real estate - owner occupied	14,914	(103)	(103)	3	14,711
Residential real estate - non-owner occupied	4,287	(109)	-	-	4,178
Total residential real estate	19,201	(212)	(103)	3	18,889

Construction and land development	12,316	(244)	-	-	12,072
Home equity lines of credit	1,439	25	-	-	1,464
Consumer	2,924	24	(254)	250	2,944
Leases	524	(160)	-	-	364
Credit cards	140	147	(54)	29	262
Total	$91,867	$1,625	$(411)	$515	$93,596

(in thousands)	Beginning	Provision for Credit Losses			Ending
Three Months Ended March 31, 2025	Balance	on Loans	Charge-offs	Recoveries	Balance

Commercial real estate - non-owner occupied	$13,935	$663	$-	$18	$14,616
Commercial real estate - owner occupied	10,192	1,647	-	-	11,839
Total commercial real estate	24,127	2,310	-	18	26,455

Commercial and industrial - term	21,284	(764)	(260)	1,417	21,677
Commercial and industrial - lines of credit	6,496	133	-	-	6,629
Total commercial and industrial	27,780	(631)	(260)	1,417	28,306

Residential real estate - owner occupied	14,468	(983)	(50)	3	13,438
Residential real estate - non-owner occupied	5,154	(667)	-	-	4,487
Total residential real estate	19,622	(1,650)	(50)	3	17,925

Construction and land development	10,981	406	-	-	11,387
Home equity lines of credit	1,277	13	(10)	-	1,280
Consumer	2,531	403	(203)	113	2,844
Leases	370	(29)	-	-	341
Credit cards	255	78	(91)	34	276
Total	$86,943	$900	$(614)	$1,585	$88,814

The following tables present the amortized cost basis of non-performing loans and the amortized cost basis of loans on non-accrual status for which there was no related ACL losses:

	Non-accrual Loans		Past Due 90-Days-
(in thousands)	With No	Total	or-More and Still
March 31, 2026	Recorded ACL	Non-accrual	Accruing Interest

Commercial real estate - non-owner occupied	583	$858	719
Commercial real estate - owner occupied	—	1,204	—
Total commercial real estate	583	2,062	719

Commercial and industrial - term	41	512	—
Commercial and industrial - lines of credit	—	301	—
Total commercial and industrial	41	813	—

Residential real estate - owner occupied	17	6,055	—
Residential real estate - non-owner occupied	324	1,161	159
Total residential real estate	341	7,216	159

Construction and land development	—	—	—
Home equity lines of credit	—	—	49
Consumer	20	318	—
Leases	—	—	—
Credit cards	—	110	—
Total	$985	$10,519	$927

	Non-accrual Loans		Past Due 90-Days-
(in thousands)	With No	Total	or-More and Still
December 31, 2025	Recorded ACL	Non-accrual	Accruing Interest

Commercial real estate - non-owner occupied	$—	$283	$72
Commercial real estate - owner occupied	—	2,449	219
Total commercial real estate	—	2,732	291

Commercial and industrial - term	348	819	—
Commercial and industrial - lines of credit	—	182	—
Total commercial and industrial	348	1,001	—

Residential real estate - owner occupied	400	7,349	158
Residential real estate - non-owner occupied	324	1,173	—
Total residential real estate	724	8,522	158

Construction and land development	—	—	—
Home equity lines of credit	—	—	—
Consumer	20	278	—
Leases	—	—	—
Credit cards	—	52	—
Total	$1,092	$12,585	$449

For the three month periods ended March 31, 2026 and 2025, the amount of accrued interest income previously recorded as revenue and subsequently reversed due to the change in accrual status was immaterial.

For the three month periods ended March 31, 2026 and 2025, no interest income was recognized on loans on non-accrual status.

The following table presents the amortized cost basis and ACL allocated for collateral dependent loans, which are individually evaluated to determine expected credit losses:

(in thousands) March 31, 2026	Real Estate	Accounts Receivable / Equipment	Other	Total	ACL Allocation

Commercial real estate - non-owner occupied	$7,301	$-	$-	$7,301	$888
Commercial real estate - owner occupied	2,175	147	-	2,322	474
Total commercial real estate	9,476	147	-	9,623	1,362

Commercial and industrial - term	166	93	41	300	-
Commercial and industrial - lines of credit	575	200	-	775	421
Total commercial and industrial	741	293	41	1,075	421

Residential real estate - owner occupied	5,086	-	-	5,086	1,179
Residential real estate - non-owner occupied	1,573	-	-	1,573	443
Total residential real estate	6,659	-	-	6,659	1,622

Construction and land development	-	-	-	-	-
Home equity lines of credit	-	-	-	-	-
Consumer	-	-	315	315	-
Leases	-	-	-	-	-
Credit cards	-	-	-	-	-
Total collateral dependent loans	$16,876	$440	$356	$17,672	$3,405

(in thousands) December 31, 2025	Real Estate	Accounts Receivable / Equipment	Other	Total	ACL Allocation

Commercial real estate - non-owner occupied	$6,809	$-	$-	$6,809	$887
Commercial real estate - owner occupied	4,302	-	-	4,302	755
Total commercial real estate	11,111	-	-	11,111	1,642

Commercial and industrial - term	877	97	46	1,020	405
Commercial and industrial - lines of credit	289	-	382	671	306
Total commercial and industrial	1,166	97	428	1,691	711

Residential real estate - owner occupied	6,376	-	-	6,376	1,464
Residential real estate - non-owner occupied	1,608	-	-	1,608	470
Total residential real estate	7,984	-	-	7,984	1,934

Construction and land development	-	-	-	-	-
Home equity lines of credit	-	-	-	-	-
Consumer	-	-	272	272	-
Leases	-	-	-	-	-
Credit cards	-	-	-	-	-
Total collateral dependent loans	$20,261	$97	$700	$21,058	$4,287

The following tables present the aging of contractually past due loans by portfolio class:

(in thousands)		30-59 days	60-89 days	90 or more	Total Past	Total
March 31, 2026	Current	Past Due	Past Due	days Past Due	Due Loans	Loans

Commercial real estate - non-owner occupied	$1,961,972	$877	$745	$995	$2,617	$1,964,589
Commercial real estate - owner occupied	1,173,119	2,104	851	496	3,451	1,176,570
Total commercial real estate	3,135,091	2,981	1,596	1,491	6,068	3,141,159

Commercial and industrial - term	965,458	732	585	471	1,788	967,246
Commercial and industrial - lines of credit	624,826	456	50	—	506	625,332
Total commercial and industrial	1,590,284	1,188	635	471	2,294	1,592,578

Residential real estate - owner occupied	869,933	12,688	586	5,514	18,788	888,721
Residential real estate - non-owner occupied	386,282	230	324	816	1,370	387,652
Total residential real estate	1,256,215	12,918	910	6,330	20,158	1,276,373

Construction and land development	742,243	—	—	—	—	742,243
Home equity lines of credit	290,407	310	—	49	359	290,766
Consumer	141,921	406	256	314	976	142,897
Leases	15,493	—	—	—	—	15,493
Credit cards	24,448	273	89	110	472	24,920
Total	$7,196,102	$18,076	$3,486	$8,765	$30,327	$7,226,429

(in thousands)		30-59 days	60-89 days	90 or more	Total Past	Total
December 31, 2025	Current	Past Due	Past Due	days Past Due	Due Loans	Loans

Commercial real estate - non-owner occupied	$1,912,951	$2,042	$151	$108	$2,301	$1,915,252
Commercial real estate - owner occupied	1,120,790	383	—	723	1,106	1,121,896
Total commercial real estate	3,033,741	2,425	151	831	3,407	3,037,148

Commercial and industrial - term	896,911	71	84	510	665	897,576
Commercial and industrial - lines of credit	611,757	156	—	—	156	611,913
Total commercial and industrial	1,508,668	227	84	510	821	1,509,489

Residential real estate - owner occupied	862,509	8,514	4,137	6,705	19,356	881,865
Residential real estate - non-owner occupied	390,148	103	151	814	1,068	391,216
Total residential real estate	1,252,657	8,617	4,288	7,519	20,424	1,273,081

Construction and land development	751,897	—	—	—	—	751,897
Home equity lines of credit	284,707	369	39	—	408	285,115
Consumer	141,352	445	350	278	1,073	142,425
Leases	16,912	—	—	—	—	16,912
Credit cards	24,970	187	34	52	273	25,243
Total	$7,014,904	$12,270	$4,946	$9,190	$26,406	$7,041,310

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

As of March 31, 2026, the risk rating of loans based on year of origination was as follows:

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving loans amortized
March 31, 2026	2026	2025	2024	2023	2022	Prior	cost basis	Total

Commercial real estate - non-owner occupied:
Risk rating
Pass	$158,676	$437,758	$287,044	$308,472	$298,386	$397,377	$23,303	$1,911,016
OAEM	15,208	7,876	2,260	14,070	2,204	6,802	-	48,420
Substandard	2,737	137	-	1,217	-	204	-	4,295
Substandard non-performing	-	-	151	-	582	125	-	858
Doubtful	-	-	-	-	-	-	-	-
Total Commercial real estate non-owner occupied	$176,621	$445,771	$289,455	$323,759	$301,172	$404,508	$23,303	$1,964,589

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate - owner occupied:
Risk rating
Pass	$52,087	$193,097	$187,322	$171,259	$157,730	$355,217	$18,556	$1,135,268
OAEM	-	2,318	5,953	1,008	5,795	5,895	-	20,969
Substandard	1,675	5,318	2,298	3,843	3,007	2,988	-	19,129
Substandard non-performing	-	-	240	-	155	809	-	1,204
Doubtful	-	-	-	-	-	-	-	-
Total Commercial real estate owner occupied	$53,762	$200,733	$195,813	$176,110	$166,687	$364,909	$18,556	$1,176,570

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial and industrial - term:
Risk rating
Pass	$164,549	$246,963	$189,581	$120,223	$119,633	$114,004	$-	$954,953
OAEM	-	338	7,445	132	1,042	-	-	8,957
Substandard	1,385	381	437	55	297	269	-	2,824
Substandard non-performing	-	-	21	41	214	236	-	512
Doubtful	-	-	-	-	-	-	-	-
Total Commercial and industrial - term	$165,934	$247,682	$197,484	$120,451	$121,186	$114,509	$-	$967,246

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial and industrial - lines of credit
Risk rating
Pass	$14,957	$63,662	$2,356	$5,276	$541	$3,464	$494,153	$584,409
OAEM	-	2,987	2,207	-	-	-	22,918	28,112
Substandard	-	-	-	-	-	-	12,510	12,510
Substandard non-performing	301	-	-	-	-	-	-	301
Doubtful	-	-	-	-	-	-	-	-
Total Commercial and industrial - lines of credit	$15,258	$66,649	$4,563	$5,276	$541	$3,464	$529,581	$625,332

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

(continued)

(continued)

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving loans amortized
March 31, 2026	2026	2025	2024	2023	2022	Prior	cost basis	Total

Residential real estate - owner occupied
Risk rating
Pass	$35,568	$158,371	$141,016	$133,662	$149,491	$264,206	$-	$882,314
OAEM	-	149	-	-	-	76	-	225
Substandard	-	-	-	-	9	118	-	127
Substandard non-performing	251	352	1,092	1,610	1,619	1,131	-	6,055
Doubtful	-	-	-	-	-	-	-	-
Total Residential real estate - owner occupied	$35,819	$158,872	$142,108	$135,272	$151,119	$265,531	$-	$888,721

Current period gross charge offs	$(100)	$-	$-	$(3)	$-	$-	$-	$(103)

Residential real estate - non-owner occupied
Risk rating
Pass	$20,501	$75,761	$62,021	$49,130	$63,244	$115,134	$-	$385,791
OAEM	-	-	-	-	-	161	-	161
Substandard	-	230	-	207	-	102	-	539
Substandard non-performing	-	-	-	874	159	128	-	1,161
Doubtful	-	-	-	-	-	-	-	-
Total Residential real estate - non-owner occupied	$20,501	$75,991	$62,021	$50,211	$63,403	$115,525	$-	$387,652

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Construction and land development
Risk rating
Pass	$113,051	$279,548	$151,271	$143,179	$45,219	$4,510	$5,465	$742,243
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Construction and land development	$113,051	$279,548	$151,271	$143,179	$45,219	$4,510	$5,465	$742,243

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Home equity lines of credit
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$289,693	$289,693
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	1,073	1,073
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Home equity lines of credit	$-	$-	$-	$-	$-	$-	$290,766	$290,766

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Risk rating
Pass	$6,681	$25,478	$12,729	$8,706	$7,789	$3,669	$77,527	$142,579
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	55	139	112	12	-	-	318
Doubtful	-	-	-	-	-	-	-	-
Total Consumer	$6,681	$25,533	$12,868	$8,818	$7,801	$3,669	$77,527	$142,897
Current period gross charge offs	$(175)	$(20)	$(19)	$(33)	$(7)	$-	$-	$(254)

(continued)

(continued)

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving loans amortized
March 31, 2026	2026	2025	2024	2023	2022	Prior	cost basis	Total

Leases
Risk rating
Pass	$-	$6,429	$3,606	$3,509	$848	$792	$-	$15,184
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	309	-	-	309
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Leases	$-	$6,429	$3,606	$3,509	$1,157	$792	$-	$15,493

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Credit cards
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$24,810	$24,810
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	110	110
Doubtful	-	-	-	-	-	-	-	-
Total Credit cards	$-	$-	$-	$-	$-	$-	$24,920	$24,920

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$(54)	$(54)

Total loans
Risk rating
Pass	$566,070	$1,487,067	$1,036,946	$943,416	$842,881	$1,258,373	$933,507	$7,068,260
OAEM	15,208	13,668	17,865	15,210	9,041	12,934	22,918	106,844
Substandard	5,797	6,066	2,735	5,322	3,622	3,681	13,583	40,806
Substandard non-performing	552	407	1,643	2,637	2,741	2,429	110	10,519
Doubtful	-	-	-	-	-	-	-	-
Total Loans	$587,627	$1,507,208	$1,059,189	$966,585	$858,285	$1,277,417	$970,118	$7,226,429

Current period gross charge offs*	$(275)	$(20)	$(19)	$(36)	$(7)	$-	$(54)	$(411)

*Current period gross charge offs represent year-to-date activity.

As of December 31, 2025, the risk rating of loans based on year of origination was as follows:

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving loans amortized
December 31, 2025	2025	2024	2023	2022	2021	Prior	cost basis	Total

Commercial real estate - non-owner occupied:
Risk rating
Pass	$473,903	$308,918	$322,311	$304,074	$234,941	$198,207	$21,473	$1,863,827
OAEM	16,521	2,271	11,620	2,240	7,638	5,945	-	46,235
Substandard	138	-	1,219	595	2,747	208	-	4,907
Substandard non-performing	-	151	-	-	-	132	-	283
Doubtful	-	-	-	-	-	-	-	-
Total Commercial real estate non-owner occupied	$490,562	$311,340	$335,150	$306,909	$245,326	$204,492	$21,473	$1,915,252

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate - owner occupied:
Risk rating
Pass	$206,283	$143,496	$173,577	$165,211	$167,487	$210,266	$16,784	$1,083,104
OAEM	1,613	4,308	1,774	4,632	1,264	5,225	-	18,816
Substandard	5,279	2,156	3,896	3,140	2,861	195	-	17,527
Substandard non-performing	1,184	240	-	158	714	153	-	2,449
Doubtful	-	-	-	-	-	-	-	-
Total Commercial real estate owner occupied	$214,359	$150,200	$179,247	$173,141	$172,326	$215,839	$16,784	$1,121,896

Current period gross charge offs	$-	$(99)	$-	$(38)	$-	$-	$-	$(137)

Commercial and industrial - term:
Risk rating
Pass	$264,366	$239,708	$129,940	$127,077	$84,782	$38,764	$-	$884,637
OAEM	341	7,853	392	1,020	-	-	-	9,606
Substandard	-	-	82	1,162	1,238	32	-	2,514
Substandard non-performing	198	15	46	9	-	551	-	819
Doubtful	-	-	-	-	-	-	-	-
Total Commercial and industrial - term	$264,905	$247,576	$130,460	$129,268	$86,020	$39,347	$-	$897,576

Current period gross charge offs	$-	$(350)	$(328)	$(56)	$(4)	$-	$-	$(738)

Commercial and industrial - lines of credit
Risk rating
Pass	$62,731	$77,599	$5,292	$586	$1,852	$1,905	$425,487	$575,452
OAEM	485	2,258	-	-	-	-	13,955	16,698
Substandard	-	-	-	-	-	-	19,581	19,581
Substandard non-performing	182	-	-	-	-	-	-	182
Doubtful	-	-	-	-	-	-	-	-
Total Commercial and industrial - lines of credit	$63,398	$79,857	$5,292	$586	$1,852	$1,905	$459,023	$611,913

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$(287)	$(287)

(continued)

(continued)

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving loans amortized
December 31, 2025	2025	2024	2023	2022	2021	Prior	cost basis	Total

Residential real estate - owner occupied
Risk rating
Pass	$166,712	$147,066	$136,367	$152,065	$140,120	$131,827	$-	$874,157
OAEM	151	-	-	-	77	-	-	228
Substandard	-	-	-	10	-	121	-	131
Substandard non-performing	602	1,459	2,676	1,956	-	656	-	7,349
Doubtful	-	-	-	-	-	-	-	-
Total Residential real estate - owner occupied	$167,465	$148,525	$139,043	$154,031	$140,197	$132,604	$-	$881,865

Current period gross charge offs	$(25)	$-	$(252)	$-	$(26)	$(5)	$-	$(308)

Residential real estate - non-owner occupied
Risk rating
Pass	$79,805	$66,030	$54,464	$64,198	$61,721	$63,348	$-	$389,566
OAEM	-	-	-	-	-	163	-	163
Substandard	-	-	208	-	-	106	-	314
Substandard non-performing	-	-	878	159	-	136	-	1,173
Doubtful	-	-	-	-	-	-	-	-
Total Residential real estate - non-owner occupied	$79,805	$66,030	$55,550	$64,357	$61,721	$63,753	$-	$391,216

Current period gross charge offs	$-	$(150)	$(3)	$-	$-	$(3)	$-	$(156)

Construction and land development
Risk rating
Pass	$253,687	$254,341	$182,016	$44,909	$3,095	$1,687	$12,162	$751,897
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Construction and land development	$253,687	$254,341	$182,016	$44,909	$3,095	$1,687	$12,162	$751,897

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Home equity lines of credit
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$284,064	$284,064
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	1,051	1,051
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Home equity lines of credit	$-	$-	$-	$-	$-	$-	$285,115	$285,115

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$(10)	$(10)

Consumer
Risk rating
Pass	$27,560	$13,948	$9,927	$8,561	$3,838	$650	$77,663	$142,147
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	21	126	110	12	-	9	-	278
Doubtful	-	-	-	-	-	-	-	-
Total Consumer	$27,581	$14,074	$10,037	$8,573	$3,838	$659	$77,663	$142,425
Current period gross charge offs	$(857)	$(72)	$(97)	$(36)	$(5)	$(36)	$-	$(1,103)

(continued)

(continued)

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving loans amortized
December 31, 2025	2025	2024	2023	2022	2021	Prior	cost basis	Total

Leases
Risk rating
Pass	$6,848	$3,880	$3,831	$1,014	$836	$137	$-	$16,546
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	366	-	-	-	366
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Leases	$6,848	$3,880	$3,831	$1,380	$836	$137	$-	$16,912

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Credit cards
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$25,191	$25,191
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	52	52
Doubtful	-	-	-	-	-	-	-	-
Total Credit cards	$-	$-	$-	$-	$-	$-	$25,243	$25,243

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$(303)	$(303)

Total loans
Risk rating
Pass	$1,541,895	$1,254,986	$1,017,725	$867,695	$698,672	$646,791	$862,824	$6,890,588
OAEM	19,111	16,690	13,786	7,892	8,979	11,333	13,955	91,746
Substandard	5,417	2,156	5,405	5,273	6,846	662	20,632	46,391
Substandard non-performing	2,187	1,991	3,710	2,294	714	1,637	52	12,585
Doubtful	-	-	-	-	-	-	-	-
Total Loans	$1,568,610	$1,275,823	$1,040,626	$883,154	$715,211	$660,423	$897,463	$7,041,310

Current period gross charge offs*	$(882)	$(671)	$(680)	$(130)	$(35)	$(44)	$(600)	$(3,042)

*Current period gross charge offs represent year-to-date activity.

For certain loan classes, such as credit cards, credit quality is evaluated based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in credit cards based on payment activity:

	March 31,	December 31,
(in thousands)	2026	2025

Credit cards
Performing	$24,810	$25,191
Non-performing	110	52
Total credit cards	$24,920	$25,243

Bancorp had $2 million and $1 million, respectively, in residential real estate loans for which formal foreclosure proceedings were in process at March 31, 2026 and December 31, 2025.

Modifications to Borrowers Experiencing Financial Difficulty

During the three month periods ended March 31, 2026 and 2025, there were no modifications made to loans for borrowers experiencing financial difficulty and there were no payment defaults of existing modified loans within 12 months following modification. Default is determined at 90 days or more past due, charge off, or foreclosure.

(4)	Goodwill

As of March 31, 2026 and December 31, 2025, goodwill totaled $194 million, of which $172 million was attributed to the commercial banking segment and $22 million is attributed to WM&T.

Goodwill, as recognized at the time of acquisition for each respective acquisition, is included in the table below:

	March 31,	December 31,
(in thousands)	2026	2025
Commonwealth Bancshares (2022)	$58,244	$58,244
Kentucky Bancshares (2021)	123,317	123,317
King Southern Bancorp (2019)	11,831	11,831
Austin State Bank (1996)	682	682
Total	$194,074	$194,074

Note: The acquisition of The Bank Oldham County in 2013 resulted in a bargain purchase gain.

Goodwill and intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment at least annually. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. Bancorp’s annual goodwill impairment test is conducted as of October 1 of each year or more often as situations dictate.

At October 1, 2025, Bancorp performed its annual qualitative assessment to determine if it was more-likely-than-not that the fair value of the reporting units exceeded their carrying value, including goodwill. The qualitative assessment indicated that it was not more-likely-than-not that the carrying value of the reporting units exceeded their fair value.

(5)	Core Deposit and Customer List Intangible Assets

The following is a summary of the gross carrying amount and accumulated amortization of amortizable intangible assets:

	March 31, 2026			December 31, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Amortizable intangible assets:
Core deposit intangibles	$20,191	$(13,998)	$6,193	$20,191	$(13,503)	$6,688
Customer list intangibles	11,856	(6,688)	5,168	11,856	(6,384)	5,472
Total amortizable intangible assets	$32,047	$(20,686)	$11,361	$32,047	$(19,887)	$12,160

Amortization expense for all amortizable intangible assets totaled $799,000 and $914,000 for the three month periods ended March 31, 2026 and 2025, respectively.

Future CDI and CLI amortization expense is estimated as follows:

(in thousands)	CDI	CLI
Remainder of 2026	$1,485	$912
2027	1,668	1,064
2028	1,311	912
2029	888	760
2030	576	608
Thereafter	265	912
Total future expense	$6,193	$5,168

(6)	Other Assets

A summary of the major components of other assets follows:

	March 31,	December 31,
(in thousands)	2026	2025

Cash surrender value of life insurance other than BOLI	$21,667	$22,156
Net deferred tax asset	43,451	44,667
Investments in tax credit partnerships	189,268	194,643
Derivative assets	3,244	4,501
Prepaid assets	8,783	8,818
WM&T fees receivable	5,352	5,253
Mortgage servicing rights	9,776	10,189
Other real estate owned	190	190
Other	26,061	14,589
Total other assets	$307,792	$305,006

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

In accordance with the applicable accounting guidance, the principal method established for computing the provision for income taxes in interim periods requires the use of estimates related to the effective tax rate expected to be applicable for the full year. The estimated effective tax rate is then applied to the interim consolidated pre-tax operating income to determine the interim provision for income taxes.

The effective tax rate, which is the provision for income taxes as a percentage of income before income taxes, was 20.70% for the three months ended March 31, 2026 compared to 20.06% for the three months ended March 31, 2025.

(8)	Deposits

The composition of deposits follows:

(in thousands)	March 31, 2026	December 31, 2025

Non-interest bearing demand deposits	$1,456,324	$1,435,846
Interest bearing deposits:
Interest bearing demand	2,834,034	2,886,406
Savings	433,559	420,382
Money market	1,289,806	1,311,969

Time deposits of $250 thousand or more	571,705	567,404
Other time deposits	1,171,808	1,169,130
Total time deposits	1,743,513	1,736,534

Total interest bearing deposits	6,300,912	6,355,291
Total deposits	$7,757,236	$7,791,137

(9)	Securities Sold Under Agreements to Repurchase

SSUAR represent a funding source of Bancorp and are used by commercial customers in conjunction with collateralized corporate cash management accounts. Such repurchase agreements are considered financing agreements and mature within one business day from the transaction date. Bancorp’s repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of setoff in the event of default or in the event of bankruptcy of either party to the transactions. Bancorp reports its repurchase agreements to these arrangements on a gross basis. At March 31, 2026 and December 31, 2025, all of these financing arrangements had overnight maturities. The lender agrees to resell substantially the same securities to Bancorp at the maturity of the repurchase agreement. Should the fair value of the securities pledged as collateral fall below the associated repurchase agreements, Bancorp would be required to pledge additional securities. To mitigate the risk of under-collateralization due to balance fluctuations, Bancorp generally pledges more in securities than the associated repurchase agreements.

Information concerning SSUAR follows:

(dollars in thousands)	March 31, 2026	December 31, 2025
Outstanding balance at end of period	$87,513	$112,476
Weighted average interest rate at end of period	1.75%	1.80%

Fair value of securities pledged:
Mortgage backed securities	$136,600	$116,097
Government sponsored agency obligations	12,736	12,811
Total securities pledged	$149,336	$128,908

	Three months ended
	March 31,
(dollars in thousands)	2026	2025

Average outstanding balance during the period	$93,040	$158,985
Average interest rate during the period	1.75%	2.08%
Maximum outstanding at any month end during the period	$87,513	$192,507

The following table presents information regarding the Company’s repurchase agreements as if they had been presented on a net basis as of March 31, 2026 and December 31, 2025:

(dollars in thousands)	Gross amount of recognized liabilities	Gross amount offset in the balance sheet	Net amount of liabilities presented in the balance sheet	Investment securities posted as collateral	Net amount

March 31, 2026
Repurchase agreements	$87,513	$-	$87,513	$(87,513)	$-
December 31, 2025
Repurchase agreements	$112,476	$-	$112,476	$(112,476)	$-

(1) Amounts disclosed for collateral received by or posted to the same counterparty include the fair value of investment securities up to and not exceedng the amount or the repurchase agreement liability presented in the balance sheet. The fair value of the total collateral received by or posted to the same counterparty may exceed the amounts presented.

(10)	Subordinated Debentures

As a result of its acquisition of Commonwealth Bancshares, Inc. on March 7, 2022, Bancorp became the 100% successor owner of the following unconsolidated trust subsidiaries: Commonwealth Statutory Trust III, Commonwealth Statutory Trust IV and Commonwealth Statutory Trust V. The sole assets of the trust subsidiaries represent the proceeds of offerings loaned in exchange for subordinated debentures with similar terms to the TPS. The TPS are treated as part of Tier I Capital. The subordinated notes and related interest expense are included in Bancorp’s consolidated financial statements. The subordinated notes are currently redeemable at Bancorp’s option on a quarterly basis. Bancorp chose not to redeem the subordinated notes on April 1, 2026 and carried the notes at the costs noted below at March 31, 2026:

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

FHLB advances outstanding at March 31, 2026 consisted of a rolling $300 million three-month advance that matures in May 2026, which Bancorp utilizes in conjunction with interest rate swaps in an effort to hedge cash flows. FHLB advances outstanding at December 31, 2025 consisted of a rolling $300 million three-month advance that matured in February 2026, which was also utilized in conjunction with the previously mentioned interest rate swaps.

For the three month period ended March 31, 2026, gross proceeds and repayments related to FHLB advances totaled $300 million and $300 million, respectively. Net proceeds and repayments related to FHLB advances (excluding those with maturities of 90 days or less) totaled $300 million and $300 million for the three months ended March 31, 2026. For the three month period ended March 31, 2025, gross proceeds and repayments totaled $775 million and $775 million, respectively. Net proceeds and repayments (excluding those with maturities of 90 days or less) for the three month period ended March 31, 2025 totaled $300 million and $300 million.

Information regarding FHLB advances follows. The average interest rate information provided includes the benefit associated with the related interest rate swaps:

(dollars in thousands)	March 31, 2026	December 31, 2025
Outstanding balance at end of period	$300,000	$300,000
Weighted average interest rate at end of period	3.85%	3.85%

FHLB advances are collateralized by certain CRE and residential real estate mortgage loans under blanket mortgage collateral pledge agreements. Bancorp views these advances as an effective lower-costing funding option compared to other alternatives, such as brokered deposits, to fund loan growth. At March 31, 2026 and December 31, 2025, the amount of available credit from the FHLB totaled $1.52 billion and $1.47 billion, respectively.

Bancorp also had unsecured available FFP lines with correspondent banks totaling $80 million at both March 31, 2026 and December 31, 2025, respectively. There were no outstanding balances associated with these lines as of both March 31, 2026 and December 31, 2025.

(12)	Commitments and Contingent Liabilities

As of March 31, 2026 and December 31, 2025, Bancorp had various commitments outstanding that arose in the normal course of business which are properly not reflected in the condensed consolidated financial statements. Total off-balance sheet commitments to extend credit follows:

(in thousands)	March 31, 2026	December 31, 2025
Commercial and industrial	$792,312	$811,568
Construction and development	607,147	639,190
Home equity lines of credit	438,518	429,070
Credit cards	91,899	90,673
Overdrafts	54,289	54,863
Standby letters of credit	27,734	28,410
Other	112,106	99,462
Future loan commitments	270,698	177,135
Total off balance sheet commitments to extend credit	$2,394,703	$2,330,371

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

The ACL for off balance sheet credit exposures, which is separate from the ACL for loans and recorded in other liabilities on the consolidated balance sheets, was $7.9 million as of both March 31, 2026 and December 31, 2025. No provision for off balance sheet exposures was recorded for the three month period ended March 31, 2026.

No provision expense for off balance sheet credit exposures was recorded for the three month period ended March 31, 2025.

Standby letters of credit are conditional commitments issued by Bancorp to guarantee the performance of a customer to a first party beneficiary. Those guarantees are primarily issued to support commercial transactions. Standby letters of credit generally have maturities of one to two years.

Certain commercial customers require confirmation of Bancorp’s letters of credit by other banks since Bancorp does not have a rating by a national rating agency. Terms of the agreements range from one month to a year with certain agreements requiring between one and six months’ notice to cancel. If an event of default on all contracts had occurred at March 31, 2026, Bancorp would have been required to make payments of approximately $4.3 million, or the maximum amount payable under those contracts. No payments have ever been required because of default on these contracts. These agreements are normally secured by collateral acceptable to Bancorp, which limits credit risk associated with the agreements.

Bancorp periodically invests in certain partnerships that generate federal income tax credits, which result in contribution commitments. Such commitments are recorded in other liabilities on the consolidated balance sheets. While contributions are made periodically over the life of the respective investments, which can be up to 10 years depending on the type of investment, the majority of contributions associated with a respective investment are made within the first few years after entering the partnership. Bancorp invested in several larger tax credit partnerships in recent years, which have served as an economical means of fulfilling CRA goals. As of March 31, 2026, tax credit contribution commitments of $96 million were recorded in other liabilities on the consolidated balance sheets.

As of March 31, 2026, in the normal course of business, there were pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate result of these legal actions and proceedings will not have a material adverse effect on the consolidated financial position or results of operations of Bancorp.

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

Carrying values of assets measured at fair value on a recurring basis follows:

	Fair Value Measurements Using:			Total
March 31, 2026 (in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Available for sale debt securities:
Government sponsored enterprise obligations	$—	$70,080	$—	$70,080
Mortgage backed securities - government agencies	—	514,343	—	514,343
Obligations of states and political subdivisions	—	107,873	—	107,873
Other	—	502	—	502

Total available for sale debt securities	$—	692,798	—	692,798

Mortgage loans held for sale	—	5,758	—	5,758
Rate lock loan commitments	—	451	—	451
Mandatory forward contracts	—	85	—	85
Interest rate swap assets	—	3,244	—	3,244
Total assets	$—	$702,336	$—	$702,336

Liabilities:
Interest rate swap liabilities	$—	$3,518	$—	$3,518

	Fair Value Measurements Using:			Total
December 31, 2025 (in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Available for sale debt securities:
Government sponsored enterprise obligations	$—	$72,819	$—	$72,819
Mortgage backed securities - government agencies	—	535,007	—	535,007
Obligations of states and political subdivisions	—	113,754	—	113,754
Other	—	531	—	531

Total available for sale debt securities	—	722,111	—	722,111

Mortgage loans held for sale	—	6,247	—	6,247
Rate lock loan commitments	—	333	—	333
Interest rate swap assets	—	4,501	—	4,501
Total assets	$—	$733,192	$—	$733,192

Liabilities:
Interest rate swap liabilities	$—	$6,319	$—	$6,319
Mandatory forward contracts	—	49	—	49
Total liabilities	$—	$6,368	$—	$6,368

There were no transfers into or out of Level 3 of the fair value hierarchy during 2026 or 2025.

Discussion of assets measured at fair value on a non-recurring basis follows:

Collateral dependent loans – For collateral-dependent loans where Bancorp has determined that the liquidation or foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the loan to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the estimated fair value of the collateral and the amortized cost basis of the loan as of the measurement date. For real estate loans, fair value of the loan’s collateral is determined by third party or internal appraisals, which are then adjusted for the estimated selling and closing costs related to liquidation of the collateral. For this asset class, the actual valuation methods (income, comparable sales, or cost) vary based on the status of the project or property. The unobservable inputs may vary depending on the individual assets with no one of the three methods being the predominant approach. Bancorp reviews the third party appraisal for appropriateness and adjusts the value to consider selling and closing costs. For non-real estate loans, fair value of the loan’s collateral may be determined using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation and management’s expertise or knowledge of the client and client’s business.

OREO – OREO is primarily comprised of real estate acquired in partial or full satisfaction of loans. OREO is recorded at its estimated fair value less estimated selling and closing costs at the date of transfer, with any excess of the related loan balance over the fair value less expected selling costs charged to the ACL. Subsequent changes in fair value are reported as adjustments to the carrying amount and are recorded against earnings. Bancorp obtains the valuation of OREO with material balances from third party appraisers. For this asset class, the actual valuation methods (income, sales comparable, or cost) vary based on the status of the project or property. The unobservable inputs may vary depending on the individual assets with no one of the three methods being the predominant approach. Bancorp reviews the appraisal for appropriateness and adjusts the value to consider selling and closing costs.

Carrying values of assets measured at fair value on a non-recurring basis follows:

					Three months
	Fair Value Measurements Using:			Total	ended
March 31, 2026 (in thousands)	Level 1	Level 2	Level 3	Fair Value	March 31, 2026

Collateral dependent loans	$—	$—	$4,275	$4,275	$100

					Three months
	Fair Value Measurements Using:			Total	ended
December 31, 2025 (in thousands)	Level 1	Level 2	Level 3	Fair Value	March 31, 2025

Collateral dependent loans	$—	$—	$14,684	$14,684	$10
Other real estate owned	—	—	190	190	—

There were no liabilities measured at fair value on a non-recurring basis at March 31, 2026 and December 31, 2025.

For Level 3 assets measured at fair value on a non-recurring basis, the significant unobservable inputs used in the fair value measurements are presented below.

	March 31, 2026
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average

Collateral dependent loans	$4,275	Appraisal	Appraisal discounts	32.0%

	December 31, 2025
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average

Collateral dependend loans	$14,684	Appraisal	Appraisal discounts	22.6%
Other real estate owned	190	Appraisal	Appraisal discounts	15.4

(14)	Disclosure of Financial Instruments Not Reported at Fair Value

GAAP requires disclosure of the fair value of financial assets and liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis. The estimated fair values of Bancorp’s financial instruments not measured at fair value on a recurring or non-recurring basis follows:

	Carrying		Fair Value Measurements Using:
March 31, 2026 (in thousands)	amount	Fair value	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$666,719	$666,719	$666,719	$—	$—
HTM debt securities	192,956	175,255	1,996	173,259	—
Federal Home Loan Bank stock	20,717	20,717	—	20,717	—
Loans, net	7,132,833	7,052,710	—	—	7,052,710
Accrued interest receivable	28,579	28,579	—	28,579	—
Mortgage servicing rights	9,776	23,053	—	—	23,053

Liabilities
Non-interest bearing deposits	$1,456,324	$1,456,324	$1,456,324	$—	$—
Transaction deposits	4,557,399	4,557,399	—	4,557,399	—
Time deposits	1,743,513	1,743,609	—	1,743,609	—
Securities sold under agreement to repurchase	87,513	87,513	—	87,513	—
Federal funds purchased	7,345	7,345	—	7,345	—
Subordinated debentures	26,806	26,438	—	26,438	—
FHLB advances	300,000	295,886	—	295,886	—
Accrued interest payable	1,706	1,706	—	1,706	—

	Carrying		Fair Value Measurements Using:
December 31, 2025 (in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$886,376	$886,376	$886,376	$—	$—
HTM debt securities	198,946	181,203	1,982	179,221	—
Federal Home Loan Bank stock	20,717	20,717	—	20,717	—
Loans, net	6,949,443	6,872,537	—	—	6,872,537
Accrued interest receivable	28,783	28,783	—	28,783	—
Mortgage servicing rights	10,189	22,237	—	—	22,237

Liabilities
Non-interest bearing deposits	$1,435,846	$1,435,846	$1,435,846	$—	$—
Transaction deposits	4,618,757	4,618,757	—	4,618,757	—
Time deposits	1,736,534	1,740,161	—	1,740,161	—
Securities sold under agreement to repurchase	112,476	112,476	—	112,476	—
Federal funds purchased	7,289	7,289	—	7,289	—
Subordinated debentures	26,806	26,547	—	26,547	—
FHLB advances	300,000	297,101	—	297,101	—
Accrued interest payable	1,740	1,740	—	1,740	—

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

Activity for mortgage loans held for sale, at fair value, was as follows:

	Three months ended
	March 31,
(in thousands)	2026	2025
Balance, beginning of period:	$6,247	$6,286
Origination of mortgage loans held for sale	32,087	29,997
Proceeds from the sale of mortgage loans held for sale	(33,218)	(29,040)
Net gain realized on sale of mortgage loans held for sale	642	554
Balance, end of period	$5,758	$7,797

The following table represents the components of Mortgage banking income:

	Three months ended
	March 31,
(in thousands)	2026	2025

Net gain realized on sale of mortgage loans held for sale	$642	$554
Net change in fair value recognized on loans held for sale	(82)	68
Net change in fair value recognized on rate lock loan commitments	100	355
Net change in fair value recognized on forward contracts	84	(211)
Net gain recognized	744	766

Net loan servicing income	831	817
Amortization of mortgage servicing rights	(701)	(732)
Change in mortgage servicing rights valuation allowance	-	-
Net servicing income recognized	130	85

Other mortgage banking income	56	66
Total mortgage banking income	$930	$917

Activity for capitalized mortgage servicing rights was as follows:

	Three months ended
	March 31,
(in thousands)	2026	2025
Balance, beginning of period	$10,189	$11,333
Additions for mortgage loans sold	288	216
Amortization	(701)	(732)
Impairment	—	—

Balance, end of period	$9,776	$10,817

The estimated fair value of MSRs at March 31, 2026 and December 31, 2025 was $23 million and $22 million, respectively. There was no valuation allowance recorded for MSRs as of March 31, 2026 and December 31, 2025, as fair value exceeded carrying value. The fair value of MSRs at March 31, 2026 was determined using discount rates ranging from 9.5% to 12.5%, prepayment speeds ranging from 7.5% to 10.2%, depending on the characteristics of the specific rights (rate, maturity, etc.), and a weighted average default rate of 0.6%. The fair value of MSRs at December 31, 2025 was determined using discount rates ranging from 9.5% to 12.5%, prepayment speeds ranging from 6.8% to 11.8%, depending on the characteristics of the specific rights, and a weighted average default rate of 0.5%.

Total outstanding principal balances of loans serviced for others were $1.71 billion and $1.73 billion at March 31, 2026 and December 31, 2025, respectively.

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

The following table includes the notional amounts and fair values of mortgage loans held for sale and mortgage banking derivatives:

	March 31, 2026		December 31, 2025
(in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in Mortgage loans held for sale:
Mortgage loans held for sale, at fair value	$5,703	$5,758	$6,111	$6,247

Included in other assets:
Rate lock loan commitments	$15,175	$451	$7,799	$333
Mandatory forward contracts	15,250	85	-	-

Included in other liabilities
Mandatory forward contracts	$-	$-	$10,250	$49

(16)	Accumulated Other Comprehensive Income (Loss)

The following table illustrates activity within the balances of AOCI, net of tax, by component:

	Net unrealized	Net unrealized	Minimum
	gains (losses)	gains (losses)	pension
	on available for	on cash	liability
(in thousands)	sale debt securities	flow hedges	adjustment	Total
Three months ended March 31, 2026
Balance, beginning of period	$(59,825)	$(1,493)	$43	$(61,275)
Other comprehensive income (loss) before reclassifications	(1,600)	1,691	-	91
Income tax benefit (expense)	390	(406)		(16)
Net current period other comprehensive income (loss)	(1,210)	1,285	-	75
Balance, end of period	$(61,035)	$(208)	$43	$(61,200)

Three months ended March 31, 2025
Balance, beginning of period	$(94,190)	$2,922	$117	$(91,151)
Other comprehensive income (loss) before reclassifications	18,518	(3,497)	-	15,021
Income tax benefit (expense)	(4,551)	841		(3,710)
Net current period other comprehensive income (loss)	13,967	(2,656)	-	11,311
Balance, end of period	$(80,223)	$266	$117	$(79,840)

(17)	Preferred Stock

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

The following table reflects net income (numerator) and average shares outstanding (denominator) for basic and diluted net income per share computations:

	Three months ended
	March 31,
(in thousands, except per share data)	2026	2025
Net income	$36,595	$33,271

Weighted average shares outstanding - basic	29,387	29,349
Dilutive securities	115	152
Weighted average shares outstanding- diluted	29,502	29,501

Net income per share - basic	$1.25	$1.13
Net income per share - diluted	1.24	1.13

Certain SARs that were excluded from the EPS calculation because their impact was antidilutive were as follows:

	Three months ended
(shares in thousands)	March 31,
	2026	2025
Antidilutive SARs	71	14

(19)	Stock-Based Compensation

At Bancorp's 2015 Annual Meeting of Shareholders, shareholders approved the 2015 Omnibus Equity Compensation Plan and authorized the shares available from the expiring 2005 plan for future awards under the 2015 plan. In 2018, shareholders approved an additional 500,000 shares for issuance under the plan. Shareholders approved an additional 1 million shares for issuance under the plan at Bancorp’s 2024 Annual Meeting of Shareholders on April 25, 2024. As of March 31, 2026, there were 853,000 shares available for future awards. The 2015 Stock Incentive Plan has no defined expiration date.

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

Fair values of SARs are estimated at the date of grant using the Black-Scholes option-pricing model, a leading formula for calculating such value. This model requires the input of assumptions, changes to which can materially impact the fair value estimate. The following assumptions were used in SAR valuations at the grant date in each year:

Assumptions	2026	2025
Dividend yield	2.18%	2.26%
Expected volatility	29.13%	29.29%
Risk free interest rate	3.85%	4.42%
Expected life (in years)	7.8	7.8

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

RSA Grants – RSAs granted to officers vest equally over five years on each grant’s anniversary date. There is no performance-based requirement necessary for vesting. Dividends associated with RSA grants are deferred until shares are vested. Fair value of RSAs is equal to the market value of the shares on the date of grant.

PSU Grants – PSUs vest based upon service and a three-year performance period, which begins January 1 of the first year of the performance period. Because grantees are not entitled to dividend payments during the performance period, the fair value of these PSUs is estimated based upon the market value of the underlying shares on the date of grant, adjusted for non-payment of dividends. Grants require a one-year post-vesting holding period and therefore the fair value of such grants incorporates a liquidity discount related to the holding period of 5.5% for both 2026 and 2025.

RSU Grants – RSUs are only granted to non-employee directors, are time-based and vest 12 months after grant date. Because grantees are entitled to deferred dividend payments at the end of the vesting period, therefore the fair value of the RSUs equals market value of underlying shares on the date of grant.

In the first quarters of 2026 and 2025, Bancorp awarded 8,280 and 7,670 RSUs to non-employee directors of Bancorp with a grant date fair value of $540,000 and $539,000, respectively.

Bancorp utilized cash of $266,000 and $344,000 during the first three months of 2026 and 2025, respectively, for the purchase of shares upon the vesting of RSUs.

Bancorp has recognized stock-based compensation expense for SARs, RSAs and PSUs within compensation expense and RSUs for directors within other non-interest expense, as follows:

	Three months ended March 31, 2026
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$120	$546	$132	$489	$1,287
Deferred tax benefit	(25)	(115)	(28)	(103)	(271)
Total net expense	$95	$431	$104	$386	$1,016

	Three months ended March 31, 2025
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$103	$450	$131	$469	$1,153
Deferred tax benefit	(22)	(95)	(28)	(99)	(244)
Total net expense	$81	$355	$103	$370	$909

Detail of unrecognized stock-based compensation expense follows:

	Stock
(in thousands)	Appreciation	Restricted	Restricted	Performance
Year ended	Rights	Stock Awards	Stock Units	Stock Units	Total

Remainder of 2026	$394	$1,679	$407	$1,387	$3,867
2027	461	1,972	1	1,849	4,283
2028	370	1,599	—	640	2,609
2029	255	1,243	—	—	1,498
2030	137	710	—	—	847
2031	16	59	—	—	75
Total estimated future expense	$1,633	$7,262	$408	$3,876	$13,179

The following table summarizes SARs activity and related information:

								Weighted
					Weighted		Weighted	average
					average	Aggregate	average	remaining
		Exercise			exercise	intrinsic	fair	contractual
(in thousands, except per share and life data)	SARs	price			price	value(1)	value	life (in years)

Outstanding, January 1, 2025	340	$25.76	-	$74.92	$43.41	$9,774	$8.69	5.3
Granted	26	67.85	-	75.21	74.93	—	23.63
Exercised	(28)	25.76	-	40.00	29.67	1,332	4.32
Forfeited	—		—		—	—	—
Outstanding, December 31, 2025	338	$35.90	-	$75.21	$46.98	$6,354	$10.21	5.0

Outstanding, January 1, 2026	338	$35.90	-	$75.21	$46.98	$6,354	$10.21	5.0
Granted	29	68.33	-	68.33	68.33	—	20.86
Exercised	—		—		—	—	—
Forfeited	—		—		—	—	—
Outstanding, March 31, 2026	367	$35.90	-	$75.21	$48.66	$6,771	$11.04	5.1

Vested and exercisable	275	$35.90	-	$75.21	$43.88	$6,206	$8.55	4.0
Unvested	92	47.17	-	75.21	62.83	565	18.46	3.7
Outstanding, March 31, 2026	367	$35.90	-	$75.21	$48.66	$6,771	$11.04	5.1

Vested in the current year	29	$47.17	-	75.21	$57.12	$269	$14.97

(1) – Aggregate intrinsic value for SARs is defined as the amount by which the current market price of the underlying stock exceeds the exercise or grant price.

The following table summarizes activity for RSAs granted:

		Grant date
		weighted
(in thousands, except per share data)	RSAs	average cost

Unvested at January 1, 2025	102	$54.92
Shares awarded	42	75.34
Restrictions lapsed and shares released	(32)	51.92
Shares cancelled	(6)	61.89
Unvested at December 31, 2025	106	$62.49

Unvested at January 1, 2026	106	$62.49
Shares awarded	43	71.20
Restrictions lapsed and shares released	(32)	59.25
Shares cancelled	(2)	65.58
Unvested at March 31, 2026	115	$66.59

Shares expected to be awarded for PSUs granted to executive officers of Bancorp, the three-year performance period for which began January 1 of the award year, are as follows:

	Vesting		Shares
Grant	period	Fair	expected to
year	in years	value	be awarded
2024	3	41.84	49,957
2025	3	67.61	53,254
2026	3	60.96	31,486

(20)	Derivative Financial Instruments

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

Interest rate swap agreements derive their value from underlying interest rates. These transactions involve both credit and market risk. Notional amounts are amounts on which calculations, payments and the value of the derivative are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. Bancorp is exposed to credit-related losses in the event of non-performance by counterparties to these agreements. Bancorp mitigates the credit risk of its financial contracts through credit approvals, collateral and monitoring procedures, and does not expect any counterparties to fail their obligations. As of March 31, 2026, Bancorp had interest rate swap contracts entered into with a single counterparty in a net asset position of $1.6 million. Bancorp had posted cash collateral of $5 million with the single counterparty as of March 31, 2026, which is included in Federal fund sold and interest bearing due from banks on the consolidated balance sheets. The remaining interest rate swap transactions are entered into with borrowers and are not subject to netting.

Bancorp had outstanding undesignated interest rate swap contracts as follows:

	Assets		Liabilities
	March 31,	December 31,	March 31,	December 31,
(dollars in thousands)	2026	2025	2026	2025

Notional amount	$351,610	$345,098	$351,610	$345,098
Weighted average maturity (years)	3.7	4.0	3.7	4.0
Fair value	$3,244	$4,428	$3,244	$4,428

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

The following table details Bancorp’s derivative positions designated as a cash flow hedges, and the related fair values:

				Fair value
(dollars in thousands)			Pay fixed	March 31,
Notional Amount	Maturity Date	Receive (variable) index	swap rate	2026
$100,000	2/6/2028	USD SOFR	3.27%	$616
50,000	8/6/2026	USD SOFR	4.38%	(179)
50,000	8/6/2028	USD SOFR	3.97%	(515)
100,000	8/6/2029	USD SOFR	3.58%	(196)
$300,000				$(274)

(21)	Regulatory Matters

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

Additionally, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, Bancorp and the Bank must hold a 2.5% capital conservation buffer composed of Common Equity Tier 1 Risk-Based Capital above the minimum risk-based capital requirements for the Common Equity Tier 1 Risk-Based Capital ratio, Tier 1 Risk-Based Capital ratio and Total Risk-Based Capital ratio necessary to be considered adequately-capitalized. At March 31, 2026, the adequately-capitalized minimums, including the capital conservation buffer, were a 7.0% Common Equity Tier 1 Risk-Based Capital ratio, 8.5% Tier 1 Risk-Based Capital ratio and 10.5% Total Risk-Based Capital ratio. As all of Bancorp’s capital ratios were above the adequately-capitalized minimums, including the buffer, the Company was not subject to any such restrictions.

As a result of the CB acquisition, Bancorp became the 100% successor owner of the following unconsolidated trust subsidiaries: Commonwealth Statutory Trust III, Commonwealth Statutory Trust IV and Commonwealth Statutory Trust V. The sole assets of the trust subsidiaries represent the proceeds of offerings loaned in exchange for subordinated debentures with similar terms to the TPS. The TPS are treated as part of Tier 1 Capital. The subordinated note and related interest expense are included in Bancorp’s consolidated financial statements. The subordinated notes are currently redeemable at Bancorp’s option on a quarterly basis. As of March 31, 2026 and December 31, 2025, subordinated notes totaled $27 million.

Bancorp continues to exceed the regulatory requirements for all calculations. Bancorp and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB and the FDIC, in addition to the capital conservation buffer.

The following table sets forth consolidated Bancorp’s and the Bank’s risk based capital amounts and ratios:

(dollars in thousands)	Actual		Minimum for adequately capitalized		Minimum for well capitalized
March 31, 2026	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$1,087,675	13.53%	$643,312	8.00%	NA	NA
Bank	1,058,962	13.18	642,554	8.00	$803,192	10.00%

Common equity tier 1 risk-based capital (1)
Consolidated	961,145	11.95	361,863	4.50	NA	NA
Bank	958,549	11.93	361,437	4.50	522,075	6.50

Tier 1 risk-based capital (1)
Consolidated	987,145	12.28	482,484	6.00	NA	NA
Bank	958,549	11.93	481,915	6.00	642,554	8.00

Leverage
Consolidated	987,145	10.68	369,736	4.00	NA	NA
Bank	958,549	10.38	369,505	4.00	461,882	5.00

(dollars in thousands)	Actual		Minimum for adequately capitalized		Minimum for well capitalized
December 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$1,057,932	13.42%	$630,800	8.00%	NA	NA
Bank	1,030,454	13.07	630,567	8.00	$788,209	10.00%

Common equity tier 1 risk-based capital (1)
Consolidated	933,354	11.84	354,825	4.50	NA	NA
Bank	931,912	11.82	354,694	4.50	512,336	6.50

Tier 1 risk-based capital (1)
Consolidated	959,354	12.17	473,100	6.00	NA	NA
Bank	931,912	11.82	472,925	6.00	630,567	8.00

Leverage
Consolidated	959,354	10.30	372,695	4.00	NA	NA
Bank	931,912	10.01	372,449	4.00	465,561	5.00

(1)    Ratio is computed in relation to risk-weighted assets.

NA – Regulatory framework does not define “well-capitalized” for holding companies.

(22)	Segments

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

The majority of the net assets of Bancorp are associated with in the Commercial Banking segment. As of March 31, 2026, goodwill totaling $194 million was recorded on Bancorp’s consolidated balance sheets, of which $172 million is attributed to the commercial banking segment and $22 million is attributed to WM&T.

WM&T AUM, which are a primary driver of WM&T revenue, are not included on the consolidated balance sheets of Bancorp. WM&T AUM totaled $7.60 billion and $7.64 billion as of March 31, 2026 and December 31, 2025, respectively.

Financial results by operating segment, including significant expense categories provided to the chief operating decision maker, are detailed below:

	Three months ended March 31, 2026			Three months ended March 31, 2025
	Commercial			Commercial
(in thousands)	Banking	WM&T	Total	Banking	WM&T	Total
Interest income	$117,374	$268	$117,642	$110,887	$279	$111,166
Interest expense	39,221	—	39,221	40,614	—	40,614
Net interest income	78,153	268	78,421	70,273	279	70,552
Provision for credit losses	1,625	—	1,625	900	—	900
Net interest income after provision expense	76,528	268	76,796	69,373	279	69,652
Non-interest income:
Wealth management and trust services	—	11,335	11,335	—	10,647	10,647
All other non-interest income	13,259	—	13,259	12,349	—	12,349
Total non-interest income	13,259	11,335	24,594	12,349	10,647	22,996
Non-interest expenses:
Compensation and employee benefits	30,211	5,124	35,335	26,810	4,907	31,717
Net occupancy and equipment	4,067	253	4,320	3,878	245	4,123
Technology and communication	4,600	735	5,335	4,086	742	4,828
Intangible amortization	495	304	799	572	342	914
Other direct and indirect/allocated expenses	8,926	527	9,453	8,992	453	9,445
Total non-interest expenses	48,299	6,943	55,242	44,338	6,689	51,027
Income before income tax expense	41,488	4,660	46,148	37,384	4,237	41,621
Income tax expense	8,542	1,011	9,553	7,430	920	8,350
Net income	$32,946	$3,649	$36,595	$29,954	$3,317	$33,271

Total assets	$9,433,888	$32,968	$9,466,856	$8,963,765	$33,713	$8,997,478

(23)	Revenue from Contracts with Customers

All of Bancorp’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The table below presents Bancorp’s sources of non-interest income with items outside the scope of ASC 606 noted as such:

	Three months ended March 31, 2026			Three months ended March 31, 2025
(in thousands)	Commercial Banking	WM&T	Total	Commercial Banking	WM&T	Total
Wealth management and trust services	$—	$11,335	$11,335	$—	$10,647	$10,647
Deposit service charges	2,156	—	2,156	2,079	—	2,079
Debit and credit card income	4,638	—	4,638	4,508	—	4,508
Treasury management fees	2,988	—	2,988	2,673	—	2,673
Mortgage banking income (1)	930	—	930	917	—	917
Net investment product sales commissions and fees	1,061	—	1,061	1,010	—	1,010
Bank owned life insurance (1)	632	—	632	622	—	622
Gain on sale of premises and equipment (1)	479	—	479	—	—	—
Other (2)	375	—	375	540	—	540
Total non-interest income	$13,259	$11,335	$24,594	$12,349	$10,647	$22,996

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

WM&T provides customers fiduciary and investment management services as agreed upon in asset management contracts. The contracts require WM&T to provide a series of distinct services for which fees are earned over time. The contracts are cancellable upon demand with fees typically based upon the asset value of investments. Revenue is accrued and recognized monthly based upon month-end asset values and collected from the customer predominately in the following month except for a small percentage of fees collected quarterly. Incentive compensation related to WM&T activities is considered a cost of obtaining the contract. The Company has elected the practical expedient to expense such costs as incurred, as the amortization period of the related contracts is one year or less. Accordingly, no assets are recognized for incentive compensation costs to obtain customer contracts, and these costs are included in compensation and benefits expense in the consolidated statements of income. Incentive compensation costs expensed during the year were not material to the consolidated financial statements. Contracts between WM&T and customers do not permit performance-based fees and accordingly, none of the fee income earned by WM&T is performance-based. Trust fees receivable were $5.4 million and $5.3 million at March 31, 2026 and December 31, 2025, respectively.

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

Net investment products sales commissions and fees represent the Bank’s share of transaction fees and wrap fees resulting from investment services and programs provided through an agent relationship with a third party broker-dealer. Transaction fees are assessed at the time of the transaction. Those fees are collected and recognized on a monthly basis. Trailing fees are based upon market values and are assessed, collected and recognized on a quarterly basis. Because the Bank acts as an agent in arranging the relationship between the customer and third party provider, and does not control the services rendered, investment product sales commissions and fees are reported net of related costs, including nominal incentive compensation, and trading activity charges of $310,000 and $296,000 for the three month periods ended March 31, 2026 and 2025.

Bancorp did not establish any contract assets or liabilities as a result of adopting ASC 606, nor were any recognized during the three month period ended March 31, 2026.

(24)	Leases

Bancorp has operating leases (land and building) for various locations with terms ranging from approximately three months to 20 years, several of which include options to extend the leases in five-year increments. At lease commencement, lease liabilities are recognized based on the present value of the remaining lease payments and discounted using the Company’s incremental borrowing rate, which is a blended rate comprised of the FHLB term rate and the Company’s subordinated debt rate. Right-of-use assets initially equal the lease liability, adjusted for any lease payments made prior to lease commencement and for any lease incentives. Options reasonably expected to be exercised are included in determination of the right-of-use asset. Bancorp elected to use a practical expedient to expense short-term lease obligations associated with leases with original terms of 12 months or less. Bancorp elected not to separate non-lease components from lease components for its operating leases. The right-of-use lease asset and operating lease liability are recorded in premises and equipment and other liabilities on the consolidated balance sheet

Balance sheet, income statement and cash flow detail regarding operating leases follows:

(dollars in thousands)	March 31, 2026	December 31, 2025

Balance Sheet
Operating lease right-of-use asset	$30,436	$31,241
Operating lease liability	32,228	32,971

Weighted average remaining lease term (years)	10.0	10.2
Weighted average discount rate	3.66%	3.65%

Maturities of lease liabilities:
One year or less	$3,104	$4,131
Year two	4,149	4,149
Year three	4,198	4,198
Year four	4,130	4,129
Year five	3,974	3,974
Greater than five years	19,347	19,347
Total lease payments	$38,902	$39,928
Less imputed interest	(6,674)	(6,957)
Total	$32,228	$32,971

	Three months ended	Three months ended
(in thousands)	March 31, 2026	March 31, 2025
Income Statement
Components of lease expense:
Operating lease cost	$1,089	$1,048
Variable lease cost	105	93
Less sublease income	5	26
Total lease cost	$1,189	$1,115

	Three months ended	Three months ended
(in thousands)	March 31, 2026	March 31, 2025
Cash flow Statement
Supplemental cash flow information:
Operating cash flows from operating leases	$1,138	$1,138

As of March 31, 2026, Bancorp had entered into one lease agreement that had yet to commence.

(25)	Subsequent Event

On May 1, 2026, Bancorp completed its previously disclosed acquisition of Field & Main Bancorp, Inc. Under the terms of the Agreement, the Company acquired all outstanding stock in an all stock transaction, resulting in a total consideration to existing Field & Main Bancorp, Inc. shareholders of approximately $112 million.

Field & Main Bancorp, Inc., headquartered in Henderson, Kentucky, was the holding company for Field & Main Bank, which operated 6 retail branches, including three in Henderson, Kentucky and one each in Lexington, Kentucky, Cynthiana, Kentucky and Evansville, Indiana, respectively. As of March 31, 2026, Field & Main Bancorp, Inc. had approximately $860 million in total assets, $640 million in loans and $780 million in deposits. Field & Main Bancorp, Inc. also maintained a WM&T Department with total AUM of approximately $791 million as of March 31, 2026.

The combined franchise will serve customers through a branch network of 81 locations with approximately $10.30 billion in total assets, $7.90 billion in gross loans, $8.50 billion in deposits and $8.40 billion in trust assets under management. Management has up to 12 months following the date of acquisition to finalize the fair values of the acquired assets and assumed liabilities.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and accompanying footnotes presented in Part 1 Item 1 “Financial Statements” and other information appearing in Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2025. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of Bancorp’s future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations.

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
●

other risks and uncertainties reported from time-to-time in Bancorp’s filings with the SEC, including Part I Item 1A “Risk Factors” of Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Overview – Operating Results (FTE)

The following table presents an overview of Bancorp’s financial performance for the three months ended March 31, 2026 and 2025:

(dollars in thousands, except per share data)			Variance
Three months ended March 31,	2026	2025	$/bp	%

Net income	$36,595	$33,271	$3,324	10%
Diluted earnings per share	$1.24	$1.13	$0.11	10%
ROA	1.58%	1.52%	6 bps	4%
ROE	13.63%	14.14%	(51) bps	-4%

Additional discussion follows under the section titled “Results of Operations.”

General highlights for the three months ended March 31, 2026 compared to March 31, 2025:

●

Net income totaled $36.6 million for the three months ended March 31, 2026, resulting in diluted EPS of $1.24, compared to net income of $33.3 million for the three months ended March 31, 2025, which resulted in diluted EPS of $1.13.

●

Total loans increased $580 million, or 9%, compared to March 31, 2025, with growth driven by increases from virtually every loan segment and led by the CRE and C&I categories. Average loans increased $520 million, or 8%, for the three months ended March 31, 2026 compared to the same period of the prior year.

●

Bancorp’s ACL on loans increased $4.8 million, or 5%, compared to March 31, 2025. The increase over the past 12 months was attributed to strong loan growth, which was only partially offset by an improved unemployment forecast and a decline in specific reserves.

○	Provision for credit losses on loans totaled $1.6 million for the three months ended March 31, 2026, compared to $900,000 for the three months ended March 31, 2025.
●

Deposit balances increased $463 million, or 6%, compared to March 31, 2025, which was driven by interest bearing demand and time deposit growth, the latter of which was attributed to the success of the prior year’s promotional CD offerings.

●	Net interest income (FTE) totaled $78.5 million for the three months ended March 31, 2026, representing an increase of $7.9 million, or 11%, compared to the three months ended March 31, 2025.
○

Interest income experienced a $6.5 million, or 6%, increase over this period as a result of strong average loan growth, which was coupled with a $1.4 million, or 3%, decrease in interest expense stemming from an inflow of liquidity that eliminated the need for more expensive overnight borrowings that were utilized in the prior year period.

○

NIM increased 19 bps to 3.65% for the three months ended March 31, 2026, compared to the same period of the prior year despite several rate reductions implemented by the FRB in the latter part of 2025, attributed to a 24 bp decline in the cost of interest-bearing liabilities and the scheduled maturity of lower-yielding investment securities whose liquidity helped fund strong, higher-yielding loan growth.

●

Non-interest income increased $1.6 million, or 7%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, driven by increases from virtually every non-interest revenue stream in addition to recording a $479,000 gain on the sale of a former branch location.

●

Non-interest expenses increased $4.2 million, or 8%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, driven mainly by higher compensation and employee benefit expenses associated with FTE growth, merit-based salary increases and higher bonus accrual levels in addition to continued investment in technology.

●

Bancorp’s efficiency ratio (FTE) for the three months ended March 31, 2026 was 53.58% compared to 54.50% for the three months ended March 31, 2025. This improvement is attributed to strong net interest income growth, which outpaced growth in non-interest expenses.

●

As of March 31, 2026, Bancorp continued to be “well-capitalized,” the highest regulatory capital rating for financial institutions, with capital ratios experiencing growth compared to both December 31, 2025 and March 31, 2025. Total stockholders’ equity to total assets was 11.65% as of March 31, 2026, compared to 11.28% and 10.84% at December 31, 2025 and March 31, 2025, respectively. Tangible common equity to tangible assets was 9.69% at March 31, 2026, compared to 9.32% and 8.72% at December 31, 2025 and March 31, 2025, respectively.

Results of Operations

Net Interest Income - Overview

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

Comparative information regarding net interest income follows:

(dollars in thousands)			Variance
As of and for the three months ended March 31,	2026	2025	$/bp	%

Net interest income	$78,421	$70,552	$7,869	11%
Net interest income (FTE)*	78,516	70,636	7,880	11%
Net interest spread (FTE)*	3.08%	2.83%	25 bps	9%
Net interest margin (FTE)*	3.65%	3.46%	19 bps	5%
Average interest earning assets	$8,734,527	$8,270,323	$464,204	6%
Average interest bearing liabilities	6,648,036	6,253,712	394,324	6%
Five year Treasury note rate at period end	3.92%	3.96%	(4) bps	-1%
Average five year Treasury note rate	3.77%	4.25%	(48) bps	-11%
Prime rate at period end	6.75%	7.50%	(75) bps	-10%
Average Prime rate	6.75%	7.50%	(75) bps	-10%
One month term SOFR at period end	3.66%	4.32%	(66) bps	-15%
Average one month term SOFR	3.67%	4.31%	(64) bps	-15%

*See table titled, "Average Balance Sheets and Interest Rates (FTE)" for detail of Net interest income (FTE).

NIM and net interest spread calculations above exclude the sold portion of certain participation loans, which totaled $2 million at both March 31, 2026 and December 31, 2025. These sold loans are on Bancorp’s balance sheet as required by GAAP because Bancorp retains some form of effective control; however, Bancorp receives no interest income on the sold portion. These participation loans sold are excluded from NIM and spread analysis, as Bancorp believes it provides a more accurate depiction of loan portfolio performance.

At March 31, 2026, Bancorp’s loan portfolio consisted of approximately 63% fixed and 37% variable rate loans. At inception, most of Bancorp’s fixed rate loans are generally priced in relation to the five year treasury note. Bancorp’s variable rate loans are typically indexed to either Prime or one month term SOFR, repricing as those rates change. At March 31, 2026, approximately 54% and 46% of Bancorp’s variable rate loan portfolio was indexed to Prime and SOFR, respectively.

Prime rate, the five year treasury note rate and one month term SOFR are included in the preceding tables to provide a general indication of the interest rate environment in which Bancorp has operated during the past 12 months.

While the yield curve was challenged by flatness and/or inversion during 2025, continued loan growth at higher rates and the benefit of repricing on portions of the loan portfolio that had been carrying lower pandemic-era rates drove NIM expansion during the prior year. These positive forces were coupled with a decline in overall funding costs attributed to deposit rate cuts and improved liquidity, the latter of which ended the need for more expensive overnight borrowings that had been utilized more heavily in the first part of last year.

Towards the end of 2025, slight steepness on the longest portion of the yield curve began to be experienced, as three consecutive 25 bps rate reductions from the FRB in September, October and December resulted in the FFTR falling to a range of 3.50% - 3.75%, and Prime to 6.75%, as of December 31, 2025. These levels were maintained through March 31, 2026. However, despite a slight improvement in the overall yield curve’s trajectory, the shorter end of the curve that is most critical to Bancorp’s business (overnight through 5 years) remained relatively flat through the first quarter of this year.

The NIM expansion experienced during the three months ended March 31, 2026 compared to recent quarters was attributed mainly to a continued decline in the cost of interest-bearing deposits. Bancorp strategically lowered deposit rates in tandem with FRB rate reductions and the repricing of the time deposit portfolio as the prior year’s promotional rates have adjusted to lower current offerings has provided significant benefit to NIM. In addition, while earning-asset yields have been challenged by lower rates, excess liquidity provided by deposit growth and the scheduled maturity of lower-yielding investment securities over the past 12 months has been used to fund higher-yielding loan growth, serving to buoy yields.

Recent projections indicate a likelihood that the FRB may halt rate reductions for the remainder of 2026. However, given current geopolitical uncertainty and regularly changing economic data/conditions, interest rate volatility could present challenges throughout the year.

Net Interest Income (FTE) – Three months ended March 31, 2026 compared to March 31, 2025:

Net interest spread (FTE) and NIM (FTE) were 3.08% and 3.65%, for the three months ended March 31, 2026, compared to 2.83% and 3.46% for the same period of 2025, respectively.

Net interest income (FTE) increased $7.9 million, or 11%, for the three months ended March 31, 2026 compared to the same period of 2025, driven by the impact of strong average loan growth on interest income and a decline in interest expense related to eliminating the need for the more expensive overnight borrowings that were utilized through the first quarter of 2025.

Total average interest earning assets increased $464 million, or 6%, for the three months ended March 31, 2026, as compared to the same period of 2025, attributed to average loan and interest-bearing cash balance growth that was partially offset by a decline in average investment securities driven by scheduled maturities and normal amortization. The rate earned on average earning assets increased 1 bp to 5.47% despite the impact of rate reductions implemented by the FRB in the latter part of 2025, as liquidity provided by the scheduled maturity of lower-yielding securities helped fund higher-yielding loan growth.

●

Average total loan balances increased $520 million, or 8%, for the three months ended March 31, 2026, compared to the same period of 2025. While the CRE and C&I segments drove a significant portion of the period over period growth, virtually every loan portfolio segment experienced an increase over the past 12 months.

●

Average investment securities declined $422 million, or 29%, for the three months ended March 31, 2026 compared to the same period of 2025, mainly as the result of significant scheduled maturities within the treasury portfolio, and to a lesser extent, normal amortization activity. The funding provided by this activity has benefitted interest-earning asset yields and overall NIM, as the related liquidity has helped fund Bancorp’s substantial loan growth or shifted into higher-yielding interest-bearing cash balances.

●

Average FFS and interest bearing due from bank balances increased $377 million, or 209%, for the three months ended March 31, 2026, which was largely the result of the previously mentioned liquidity provided by the investment securities portfolio in addition to deposit growth outpacing loan growth.

Total interest income (FTE) increased $6.5 million, or 6%, to $117.7 million for the three months ended March 31, 2026, as compared to the same period of 2025.

●

Interest and fee income (FTE) on loans increased $6.9 million, or 7%, to $106.5 million for the three months ended March 31, 2026, compared to the same period of 2025, driven by average loan balance growth. The yield on the overall loan portfolio decreased 6 bps to 6.07% for the three months ended March 31, 2026 compared to 6.13% for the same period of the prior year, as a result of rate reductions enacted by the FRB in the latter part of 2025.

●

Interest income (FTE) on the investment securities portfolio declined $3.3 million, or 36%, for the three months ended March 31, 2026 compared to the same period of 2025. This decrease was driven primarily by large, scheduled maturities within the treasury portfolio, and to a lesser extent, normal amortization activity. As a result, the corresponding yield on the portfolio declined 26 bps to 2.25% for the three months ended March 31, 2026 compared to the same period of 2025.

●

Interest income on FFS and interest bearing due from bank balances increased $3.0 million, or 151% for the three months ended March 31, 2026, consistent with the increase in corresponding average balances. The yield on these assets decreased 84 bps to 3.66% for the three months ended March 31, 2026 compared to the same period of 2025 due to the previously mentioned FRB rate reductions.

Total average interest bearing liabilities increased $394 million, or 6%, to $6.65 billion for the three month period ended March 31, 2026 compared with the same period in 2025.

●

Average interest bearing deposits increased $626 million, or 11%, for the three months ended March 31, 2026 compared to the same period in 2025, driven by a $411 million, or 31%, increase in average time deposits and a $276 million, or 11%, increase in average interest bearing demand deposits, consistent with the success of Bancorp’s competitive CD offerings and depositors seeking higher-yielding deposit products over the past 12 months.

●

Average FHLB advances decreased $167 million, or 36%, for the three months ended March 31, 2026 compared to the same period of the prior year, as significant interest-bearing deposit growth and liquidity provided from the investment securities portfolio eliminated the need for more expensive overnight borrowings through the FHLB. Bancorp currently utilizes a $300 million term advance in conjunction with four separate interest rate swaps of varying maturities in an effort to secure longer-term funding at more favorable rates. This advance represents the only outstanding FHLB borrowing as of March 31, 2026.

●

Average SSUAR decreased $66 million, or 41%, for the three months ended March 31, 2026 compared to the same period of the prior year, attributed largely to a number of clients moving into other deposit products.

Total interest expense decreased $1.4 million, or 3%, for the three months ended March 31, 2026 compared to the same period of 2025, driven primarily by the decrease in average FHLB advances due to the need for overnight borrowings utilized in the prior year period being eliminated.

●

Total interest bearing deposit expense increased $881,000, or 3%, driven by growth in the time deposit portfolio associated with successful promotional campaigns. However, each interest bearing deposit category experienced a decline in cost for the three months ended March 31, 2026 compared to the same period of the prior year, which was driven by Bancorp’s ability to reduce deposit rates consistent with rate reductions enacted by the FRB. Total interest-bearing deposit cost decreased 20 bps to 2.31% compared to the prior year period.

●

Interest expense on FHLB borrowings decreased $1.8 million, or 38%, for the three months ended March 31, 2026, as compared to same period of the prior year, consistent with the $167 million decrease in average FHLB advances.

●	Interest expense on SSUAR decreased $413,000, or 51%, for the three months ended March 31, 2026, as compared to the same period of the prior year, consistent with the average balance decrease.

Average Balance Sheets and Interest Rates (FTE) – Three-Month Comparison

	Three months ended March 31,
	2026			2025
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:
Federal funds sold and interest bearing due from banks	$557,364	$5,030	3.66%	$180,439	$2,001	4.50%
Mortgage loans held for sale	5,365	70	5.29	5,732	77	5.45
Investment securities:
Taxable	966,896	5,243	2.20	1,382,322	8,495	2.49
Tax-exempt	67,044	500	3.02	73,604	498	2.74
Total securities	1,033,940	5,743	2.25	1,455,926	8,993	2.51

Federal Home Loan Bank stock	20,717	392	7.67	30,838	532	7.00

Loans	7,117,141	106,502	6.07	6,597,388	99,647	6.13

Total interest earning assets	8,734,527	117,737	5.47	8,270,323	111,250	5.46

Less allowance for credit losses on loans	93,990			89,624

Non-interest earning assets:
Cash and due from banks	74,618			76,170
Premises and equipment, net	121,430			115,772
Bank owned life insurance	92,157			89,611
Goodwill	194,074			194,074
Accrued interest receivable and other	266,025			237,581

Total assets	$9,388,841			$8,893,907

Interest bearing liabilities:
Deposits:
Interest bearing demand	$2,769,214	$11,485	1.68%	$2,492,759	$11,594	1.89%
Savings	426,669	292	0.28	421,431	293	0.28
Money market	1,286,235	7,351	2.32	1,352,387	9,335	2.80
Time	1,738,785	16,334	3.81	1,328,163	13,359	4.08
Total interest bearing deposits	6,220,903	35,462	2.31	5,594,740	34,581	2.51

Securities sold under agreements to repurchase	93,040	401	1.75	158,985	814	2.08
Federal funds purchased	7,287	65	3.62	6,514	70	4.36
Federal Home Loan Bank advances	300,000	2,927	3.96	466,667	4,741	4.12
Subordinated debentures	26,806	366	5.54	26,806	408	6.17

Total interest bearing liabilities	6,648,036	39,221	2.39	6,253,712	40,614	2.63

Non-interest bearing liabilities:
Non-interest bearing demand deposits	1,429,253			1,426,088
Accrued interest payable and other	222,527			260,067

Total liabilities	8,299,816			7,939,867

Stockholders’ equity	1,089,025			954,040
Total liabilities and stockholders' equity	$9,388,841			$8,893,907

Net interest income		$78,516			$70,636

Net interest spread			3.08%			2.83%

Net interest margin			3.65%			3.46%

Supplemental Information - Average Balance Sheets and Interest Rates (FTE)

●

Average loan balances include the principal balance of non-accrual loans, as well as unearned income such as loan premiums, discounts, fees/costs and exclude participation loans accounted for as secured borrowings. Participation loans accounted for as secured borrowings averaged $2 million for the three month periods ended both March 31, 2026 and 2025.

●

Interest income on a FTE basis includes additional amounts of interest income that would have been earned if investments in certain tax-exempt interest earning assets had been made in assets subject to federal taxes yielding the same after-tax income. Interest income on municipal securities and tax-exempt loans has been calculated on a FTE basis using a federal income tax rate of 21%. Approximate tax equivalent adjustments to interest income were $95,000 and $84,000 for the three month periods ended March 31, 2026 and 2025, respectively.

●

Interest income includes loan fees of $1.1 million and $1.8 million for the three month periods ended March 31, 2026 and 2025, respectively. Interest income on loans may be materially impacted by the level of prepayment fees collected and net accretion income related to acquired loans. Net accretion income related to acquired loans totaled $304,000 and $430,000 for the three month periods ended March 31, 2026 and 2025, respectively.

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

The results of the interest rate sensitivity analysis performed as of March 31, 2026 were derived from conservative assumptions Bancorp uses in its model, particularly in relation to deposit betas, which measure how responsive management’s deposit repricing may be to changes in market rates based on historical data. Management uses different betas in the rising and falling rate scenarios in an effort to best simulate expected earnings trends.

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

	-200	-100	+100	+200
	Basis Points	Basis Points	Basis Points	Basis Points
% Change from base net interest income at March 31, 2026	-6.15%	-2.97%	2.73%	5.44%

Bancorp’s loan portfolio is currently composed of approximately 63% fixed and 37% variable rate loans, with the fixed rate portion pricing generally based on a spread to the five year treasury curve at the time of origination and the variable portion pricing based on an on-going spread to Prime (approximately 54%) or SOFR (approximately 46%).

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

Provision for Credit Losses

Provision for credit losses on loans at March 31, 2026 represents the amount of expense that, based on management’s judgment, is required to maintain the ACL for loans at an appropriate level under the CECL model. The determination of the amount of the ACL for loans is complex and involves a high degree of judgment and subjectivity. See the footnote titled “Basis of Presentation and Summary of Significant Accounting Policies” in Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2025 for detailed discussion regarding Bancorp’s ACL methodology by loan segment.

An analysis of the changes in the ACL for loans, including provision, and selected ratios follow:

	Three months ended
	March 31,
(dollars in thousands)	2026	2025

Beginning balance	$91,867	$86,943
Provision for credit losses on loans	1,625	900

Total charge-offs	(411)	(614)
Total recoveries	515	1,585
Net loan recoveries	104	971
Ending balance	$93,596	$88,814

Average total loans	$7,117,141	$6,597,388

Provision for credit losses on loans to average total loans (1)	0.02%	0.01%
Net loan (charge-offs)/recoveries to average total loans (1)	0.00%	0.01%
ACL for loans to total loans	1.30%	1.34%
ACL for loans to average total loans	1.32%	1.35%

(1) Ratios are not annualized

The ACL for loans totaled $94 million as of March 31, 2026 compared to $89 million at March 31, 2025, representing an ACL to total loans ratio of 1.30% and 1.34% for the respective periods.

Provision expense on loans of $1.6 million was recorded for the three month period ended March 31, 2026, driven primarily by strong loan growth, which was only partially offset by improvement in the unemployment forecast and decreased specific reserves. Net recoveries of $104,000 were recorded for the three month period ended March 31, 2026.

Provision expense on loans of $900,000 was recorded for the three month period ended March 31, 2025. Expense for the prior year period was attributed mainly to strong loan growth, increased specific reserves, and to a lesser extent, slight deterioration within the unemployment forecast, which were partially offset by annual CECL model updates. Additionally, net recoveries of $971,000 were recorded for the three month period ended March 31, 2025.

The ACL for off balance sheet credit exposures, which is separate from the ACL for loan and recorded in other liabilities on the consolidated balance sheets, was unchanged between December 31, 2025 and March 31, 2026. No provision expense was recorded for off balance sheet credit exposures for the three months ended March 31, 2026, as line of credit availability decreased with improved overall utilization. The ACL for off balance sheet exposures totaled $7.9 million as of March 31, 2026.

No provision for off balance sheet credit exposures was recorded for the three month period ended March 31, 2025, as overall utilization was flat during the prior year period. The ACL for off balance sheet exposures totaled $6.8 million as of March 31, 2025.

Bancorp’s loan portfolio is well-diversified with no significant concentrations of credit. Geographically, most loans are extended to borrowers in Louisville, central, eastern and northern Kentucky, as well as the Indianapolis, Indiana and Cincinnati, Ohio metropolitan markets. The adequacy of the ACL is monitored on an ongoing basis and it is the opinion of management that the balance of the ACL at March 31, 2026 is adequate to absorb probable losses inherent in the loan portfolio as of the financial statement date.

Non-interest Income

	Three months ended March 31,
(dollars in thousands)	2026	2025	$ Variance	% Variance

Wealth management and trust services	$11,335	$10,647	$688	6%
Deposit service charges	2,156	2,079	77	4
Debit and credit card income	4,638	4,508	130	3
Treasury management fees	2,988	2,673	315	12
Mortgage banking income	930	917	13	1
Net investment product sales commissions and fees	1,061	1,010	51	5
Bank owned life insurance	632	622	10	2
Gain on sale of premises and equipment	479	-	479	100
Other	375	540	(165)	(31)

Total non-interest income	$24,594	$22,996	$1,598	7%

Total non-interest income increased $1.6 million, or 7%, for the three month period ended March 31, 2026 compared to the same period of 2025. Non-interest income comprised 23.9% of total revenues, defined as net interest income and non-interest income, for the three month period ended March 31, 2026 compared to 24.6% for the same period of 2025. The decrease from prior year were attributed to the increase in net interest income compared to prior year. WM&T services comprised 46.1% of total non-interest income for the three month period ended March 31, 2026 compared to 46.3% for the same period of the prior year.

WM&T Services:

The magnitude of WM&T revenue distinguishes Bancorp from other community banks of similar asset size. WM&T revenue increased $688,000, or 6%, for the three month period ended March 31, 2026, as compared with the same period of 2025, attributed to AUM expansion over the past 12 months, which has been driven by both general market appreciation and new business development.

Recurring fees earned for managing accounts are based on a percentage of market value of AUM and are typically assessed on a monthly basis. Recurring fees, which generally comprise the vast majority of WM&T revenue, increased $801,000, or 8%, for the three month period ended March 31, 2026, as compared with the same period of 2025, consistent with AUM expansion and general market appreciation.

A portion of WM&T revenue, most notably executor and certain employee benefit plan-related fees, are non-recurring in nature and the timing of these revenues corresponds with the related administrative activities. For this reason, such fees are subject to greater period over period fluctuation. Total non-recurring fees decreased $113,000, or 36%, for the three month period ended March 31, 2026, as compared with the same period of 2025, due to the prior year period experiencing stronger estate fee revenue.

AUM, stated at market value, totaled $7.60 billion at March 31, 2026 compared with $7.64 billion at December 31, 2025 and $6.80 billion at March 31, 2025. The increase in AUM between March 31, 2025 and March 31, 2026 was attributed to appreciation within the equity and fixed income markets in addition to new business development over the past 12 months.

Contracts between WM&T and their customers do not permit performance-based fees and accordingly, none of the WM&T revenue is performance based. Management believes the WM&T department will continue to factor significantly in Bancorp’s financial results and provide strategic diversity to revenue streams.

Detail of WM&T Service Income by Account Type:

	Three months ended March 31,
(in thousands)	2026	2025

Investment advisory	$4,746	$4,269
Personal trust	3,458	3,467
Personal investment retirement	2,205	2,016
Company retirement	410	411
Foundation and endowment	375	339
Custody and safekeeping	70	68
Brokerage and insurance services	30	7
Other	41	70
Total WM&T services income	$11,335	$10,647

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

AUM by Account Type:

AUM (not included on balance sheet) increased from $7.64 billion at December 31, 2025 to $7.60 billion at March 31, 2026 as follows:

	March 31, 2026			December 31, 2025
(in thousands)	Managed	Non-managed (1)	Total	Managed	Non-managed (1)	Total
Investment advisory	$3,016,128	$32,444	$3,048,572	$2,959,858	$35,809	$2,995,667
Personal trust	1,504,244	464,893	1,969,137	1,531,824	498,525	2,030,349
Personal investment retirement	1,030,159	17,479	1,047,638	1,037,825	17,654	1,055,479
Company retirement	51,339	682,210	733,549	52,669	670,690	723,359
Foundation and endowment	551,458	641	552,099	549,666	7,588	557,254
Subtotal	$6,153,328	$1,197,667	$7,350,995	$6,131,842	$1,230,266	$7,362,108
Custody and safekeeping	—	244,516	244,516	—	273,110	273,110
Total AUM	$6,153,328	$1,442,183	$7,595,511	$6,131,842	$1,503,376	$7,635,218

(1) Non-managed assets represent those for which the WM&T department does not hold investment discretion.

As of March 31, 2026 and December 31, 2025, approximately 81% and 80% of AUM were actively managed, respectively. Company retirement plan accounts consist primarily of participant-directed assets. The amount of custody and safekeeping accounts are insignificant to overall WM&T operations.

Managed AUM by Class of Investment:

(in thousands)	March 31, 2026	December 31, 2025

Interest bearing deposits	$401,297	$440,692
Treasury and government agency obligations	276,411	206,184
State, county and municipal obligations	435,066	425,178
Money market mutual funds	48,994	34,371
Equity mutual funds	1,359,331	1,344,762
Other mutual funds - fixed, balanced and municipal	718,550	670,680
Other notes and bonds	177,305	176,103
Common and preferred stocks	2,542,570	2,641,640
Real estate	20,655	16,924
Other miscellaneous assets (1)	173,149	175,308
Total managed assets	$6,153,328	$6,131,842

(1) Includes client directed instruments such as rights, warrants, annuities, insurance policies, unit investment trusts, and oil and gas rights.

Managed assets are invested in instruments for which market values can be readily determined, the majority of which are sensitive to market fluctuations and consist of approximately 63% in equities and 37% in fixed income securities as of March 31, 2026, compared to 65% and 35% as of December 31, 2025. This composition has remained relatively consistent from period to period.

Additional Sources of Non-interest income:

Deposit service charges, which consist of non-sufficient funds charges and to a lesser extent, other activity based charges, increased $77,000, or 4%, for the three month period ended March 31, 2026, as compared with the same period of 2025. Consistent with the banking industry generally, Bancorp has experienced a steady decline in the volume of fees earned on overdrawn checking accounts over the past several years. This trend has been driven by lower check presentment volume, which has in turn led to fewer overdrawn accounts in general. Further, Bancorp anticipates that future growth of this revenue stream could be significantly impacted by changing industry practices. Bancorp could be faced with strategic decisions surrounding deposit-related service charges in the future, which could negatively impact the contributions made by this, or similar, revenue streams.

Debit and credit card income consists of interchange revenue, ancillary fees and incentives received from card processors. Debit and credit card revenue increased $130,000, or 3%, for the three month period ended March 31, 2026, as compared with the same period of 2025, driven mainly by higher debit card transaction volume. Total debit card income increased $141,000, or 5%, and total credit card income decreased $11,000, or less than 1% for the three month period ended March 31, 2026, compared the same period of the prior year. While Bancorp generally expects this revenue stream to grow with continued expansion of the customer base, interchange rate compression and fluctuations in business and consumer spend levels could serve as challenges to future growth.

Treasury management fees primarily consist of fees earned for cash management services provided to commercial customers. Treasury management fees increased $315,000, or 12%, for the year ended March 31, 2026, as compared with the same period of 2025, driven by broad fee increases implemented towards the end of the first quarter of 2025 in addition to organic growth and new product sales. Treasury management fees have seen significant annual growth over the past several years, due in large part to acquisition-related customer base expansion and organic growth that was augmented by new product sales, including increased demand for fraud prevention services. To the extent such activity cannot be replicated, future treasury management fee revenue will likely grow at a slower pace than has been experienced in recent years.

Mortgage banking income primarily includes gains on sales of mortgage loans and net loan servicing income offset by MSR amortization. Bancorp’s mortgage banking department predominantly originates residential mortgage loans to be sold in the secondary market, primarily to FNMA and FHLMC. Bancorp offers conventional, VA, FHA and GNMA financing for purchases and refinances, as well as programs for first-time homebuyers. Interest rates on mortgage loans directly influence the volume of business transacted by the mortgage-banking department. Mortgage banking revenue increased $13,000, or 1%, for the three month period ended March 31, 2026, as compared with the same period of 2025.

Net investment product sales commissions and fees are generated primarily on stock, bond and mutual fund sales, as well as wrap fees earned on brokerage accounts via an arrangement with a third party broker-dealer. Wrap fees represent charges for investment programs that bundle together a suite of services, such as brokerage, advisory, research and management and are based on a percentage of account assets. Bancorp deploys its financial advisors primarily through its branch network, while larger managed accounts are generally serviced by Bancorp’s WM&T group. Net investment product sales commissions and fees increased $51,000, or 5%, for the three month period ended March 31, 2026 compared to the same period of 2025.

BOLI assets represent the cash surrender value of life insurance policies on certain active and non-active employees who have provided consent for Bancorp to be the beneficiary for a portion of such policies. The related change in cash surrender value and any death benefits received under the policies are recorded as non-interest income and serves to offset the cost of various employee benefits. BOLI income increased $10,000, or 2%, for the year ended March 31, 2026 compared to the same period of 2025, consistent with yields within the policy plans.

Gains on the sale of premises and equipment totaled $479,000 for the three months ended March 31, 2026, which was attributed entirely to the sale of a former branch location. No activity was recorded for the prior year period.

Other non-interest income decreased $165,000, or 31%, for the three month period ended March 31, 2026 compared with the same period of 2025, driven largely by lower swap fee and letter of credit fee income. The prior year period also benefitted from a miscellaneous tax credit investment distribution.

Non-interest Expenses

	Three months ended March 31,
(dollars in thousands)	2026	2025	$ Variance	% Variance

Compensation	$29,166	$25,932	$3,234	12%
Employee benefits	6,169	5,785	384	7
Net occupancy and equipment	4,320	4,123	197	5
Technology and communication	5,335	4,828	507	11
Debit and credit card processing	1,922	1,819	103	6
Marketing and business development	1,278	1,515	(237)	(16)
Postage, printing and supplies	913	969	(56)	(6)
Legal and professional	876	907	(31)	(3)
FDIC insurance	1,146	1,223	(77)	(6)
Capital and deposit based taxes	878	700	178	25
Intangible amortization	799	914	(115)	(13)
Other	2,440	2,312	128	6

Total non-interest expenses	$55,242	$51,027	$4,215	8%

Total non-interest expenses increased $4.2 million, or 8%, for the three month period ended March 31, 2026 compared to the same period of 2025. Compensation and employee benefits comprised 64.0% of Bancorp’s total non-interest expenses for the three month period ended March 31, 2026, compared to 62.2% for the same period of 2025, the increase being attributed to general FTE growth and higher bonus accrual levels compared to the prior year.

Compensation, which includes salaries, incentives, bonuses and stock based compensation, increased $3.2 million, or 12%, for the three month period ended March 31, 2026, as compared with the same period of 2025. The increase was attributed primarily to growth in full time equivalent employees, which included a focus on sales team expansion, annual merit-based salary increases and higher bonus accrual levels. Net full time equivalent employees totaled 1,144 at March 31, 2026 compared to 1,089 at March 31, 2025.

Employee benefits consists of all personnel-related expense not included in compensation, with the most significant items being health insurance, payroll taxes and employee retirement plan contributions. Employee benefits increased $384,000, or 7%, for the three month period ended March 31, 2026, as compared with the same period of 2025, driven mainly by the previously mentioned growth in FTEs and higher health insurance claims activity.

Net occupancy and equipment expenses primarily include depreciation, rent, property taxes, utilities and maintenance. Costs of capital asset additions flow through the statement of income over the lives of the assets in the form of depreciation expense. Net occupancy expense increased $197,000, or 5%, for the three month period ended March 31, 2026, as compared with the same period of 2025, consistent with branch network expansion in addition to higher rent and depreciation expense. Three new branch locations were opened over the past 12 months. At March 31, 2026, Bancorp’s branch network consisted of 75 locations throughout Louisville, central, eastern and Northern Kentucky, as well as the MSAs of Indianapolis, Indiana and Cincinnati, Ohio.

Technology and communication expenses include computer software usage and licensing fees, equipment depreciation and expenditures related to investments in technology needed to maintain and improve the quality of customer delivery channels, information security and internal resources. Technology expense increased $507,000, or 11%, for the three month period ended March 31, 2026 compared to the same period of 2025, consistent with several planned investments, including the development of advanced data analytics capabilities.

Bancorp outsources processing for debit and credit card operations, which generate significant revenue for the Company. These expenses typically fluctuate consistent with transaction volumes. Debit and credit card processing expense increased $103,000, or 6%, for the three month period ended March 31, 2026 compared to the same period of 2025, driven by higher processing fees, including increased fraud-mitigation and prevention expenses.

Marketing and business development expenses include all costs associated with promoting Bancorp, including community support, retaining customers and acquiring new business. Marketing and business development expenses decreased $237,000, or 16%, for the three month period ended March 31, 2026, as compared to the same period of 2025, driven by the higher advertising expense incurred in the prior year tied to deposit product promotions.

Postage, printing and supplies expense decreased $56,000, or 6%, for the three month period ended March 31, 2026 compared to the same period of 2025, consistent with higher expenses in the prior year related to the previously mentioned deposit product promotions.

Legal and professional fees decreased $31,000, or 3%, for the three month period ended March 31, 2026 compared to the same period of 2025, driven by lower collections-related expenses and professional fees, which were partially offset by an increase in general corporate legal matters.

FDIC insurance expense decreased $77,000, or 6%, for the three month period ended March 31, 2026, as compared to the same period of 2025, attributed in part to a lower assessment rate related mainly to improvement in Bancorp’s leverage ratio.

Capital and deposit based taxes, which consist primarily of capital-based local income taxes and franchise taxes, increased $178,000, or 25%, for the three month period ended March 31, 2026 compared to the same period of 2025. Bancorp’s capital and deposit based tax expense is based on deposits held within various local taxing districts, as well as gross revenues generated within/appropriated to the state of Ohio, which is the only state Bancorp operates in with a capital-based deposit tax. The increase over the prior year stemmed mainly from the substantial deposit growth experienced over the past 12 months.

Intangible amortization expense consists of amortization associated with the CDI of acquired deposit portfolios, as well as an intangible related to customer list of the WM&T business line added through a past acquisition. The intangibles are amortized on an accelerated basis over a period of approximately ten years. Intangible amortization expense decreased $115,000, or 13%, for the three month period ended March 31, 2026 compared to the same period of 2025, which is attributed to the accelerated depreciation method for which intangible assets are amortized.

Other non-interest expenses increased $128,000, or 6%, for the three month period ended March 31, 2026, as compared to the same period of 2025, driven mainly by costs associated with the new ICS deposit product offering in addition to other miscellaneous expenses.

Income Tax Expense

A comparison of income tax expense and ETR follows:

	Three months ended March 31,
(dollars in thousands)	2026	2025	$/bp Variance	% Variance

Income before income tax expense	$46,148	$41,621	$4,527	11%
Income tax expense	9,553	8,350	1,203	14
Effective tax rate	20.70%	20.06%	64 bps	3

Fluctuations in the ETR are primarily attributed to the following:

●

The impact of state income taxes, net of federal benefit, serves to increase the overall ETR and fluctuates consistent with the level of pre-tax income that is taxable at the state level. The ETR was increased by 3.15% for the three month period ended March 31, 2026, compared to an increase of 2.84% for the same period of 2025.

●

The stock based compensation component of the ETR fluctuates consistent with the level of SAR exercise activity in addition to the levels of PSU, RSA and RSU vesting. The ETR was increased by 0.08% for the three month period ended March 31, 2026 compared to an decrease of 0.65% for the same period of 2025, consistent with exercise and vesting activity.

●

The cash surrender value of life insurance policies can vary widely from period to period, driven largely by market changes. The related impact is inversely correlated with the ETR generally, with cash surrender value declines typically serving to increase the ETR and vice versa. Changes in the cash surrender value of life insurance policies decreased the ETR by 0.06% and 0.22% for the three month periods ended March 31, 2026 and 2025, respectively.

●

Bancorp invests in certain partnerships that yield federal income tax credits. Taken as a whole, the tax benefit of these investments exceeds amortization expense, resulting in a positive impact on net income. The timing and magnitude of these transactions may vary widely from period to period. Cumulative tax credit activity for the three month periods ended March 31, 2026 and 2025 served to reduce the ETR 2.95% and 2.70%, respectively.

●	Tax-exempt interest income earned on loans and investment securities reduced the ETR by 0.28% and 0.34% for the three month period ended March 31, 2026 and 2025, respectively.

Financial Condition – March 31, 2026 Compared to December 31, 2025

Overview

Total assets decreased $69 million, or 1%, to $9.47 billion at March 31, 2026 from $9.54 billion at December 31, 2025. The decrease for the first three months of 2026 was attributed to a $220 million, or 25%, decrease in cash and cash equivalents and a $35 million, or 4%, decline in investment securities, as liquidity was used to fund $185 million, or 3%, of net loan growth and deposit contraction.

Total liabilities decreased $97 million, or 1%, to $8.36 billion at March 31, 2026 from $8.46 billion at December 31, 2025, driven by combined contraction of $59 million, or less than 1%, for total deposits and SSURA in addition to a $37 million, or 17%, decrease in other liabilities.

Stockholders’ equity increased $27 million, or 3%, to $1.10 billion at March 31, 2026 from $1.08 billion at December 31, 2025, as net income of $36.6 million was only partially offset by $9.4 million of cash dividends declared during the first three months of 2026.

Cash and Cash Equivalents

Cash and cash equivalents decreased $220 million, or 25%, ending at $667 million at March 31, 2026 compared to $886 million at December 31, 2025, which was attributed to a combination of strong loan growth and contraction in total deposits and SSURA. Despite the decrease cash levels currently held by Bancorp remain elevated and consistent with balance sheet management strategies implemented in preparation for approaching the $10 billion regulatory threshold.

Investment Securities

The primary purpose of the investment securities portfolio is to provide another source of interest income, as well as a tool for liquidity management. In managing the composition of the balance sheet, Bancorp seeks a balance between earnings sources, credit and liquidity considerations.

Investment securities decreased $35 million, or 4%, to $886 million at March 31, 2026 compared to $921 million at December 31, 2025. This decline was driven mainly by scheduled maturities and normal amortization activity. The liquidity provided by the investment portfolio during the first quarter was used primarily to fund continued loan growth.

FHLB Stock

FHLB stock holdings were unchanged from year-end at $21 million at March 31, 2026. FHLB members are required to hold certain levels of FHLB stock in relation to the amount of their borrowings, which were also unchanged during the first quarter. Bancorp’s FHLB stock holdings are expected to fluctuate consistent with borrowing activity from period to period.

Loans

Total loans increased $185 million, or 3%, from December 31, 2025 to March 31, 2026. The loan growth experienced during the first three months of 2026 was well spread across loan portfolio segments, with CRE and C&I leading the way.

Total line of credit utilization has experienced steady improvement over the past several quarters, ending at 48.5% as of March 31, 2026 compared to 48.0% at December 31, 2025 and 45.7% at March 31, 2025. Similarly, utilization within the C&I portfolio improved to 38.3% at March 31, 2026 compared to 37.0% at December 31, 2025 and 33.7% at March 31, 2025, which was evidenced by the solid growth seen within the C&I line of credit segment of the loan portfolio.

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

While NDFIs include bank holding companies, mortgage companies and insurance companies, they can also include real estate investment trusts, private equity firms and hedge funds, which are perceived to carry greater risk. Bancorp’s exposure to NDFIs is minimal, totaling approximately $51 million, or less than 1% of total loans, as of March 31, 2026, and relates entirely to bank holding companies that maintain correspondent banking relationships with Bancorp.

Bancorp occasionally enters into loan participation agreements with other banks to diversify credit risk. For certain participation loans sold, Bancorp has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their ownership share of the loan without permission from Bancorp. GAAP requires the participated portion of these loans to be recorded as secured borrowings. These participated loans are included in the C&I and CRE loan portfolio segments with a corresponding liability recorded in other liabilities. At both March 31, 2026 and December 31, 2025, the total participated portion of loans of this nature totaled $2 million.

The following table presents the maturity distribution (based on contractual maturity) and rate sensitivity of the total loan portfolio as of March 31, 2026:

	Maturity
March 31, 2026 (in thousands)	Within one year	After one but within five years	After five but within fifteen years	Ater fifteen years	Total	% of Total
Fixed rate	$445,482	$2,256,282	$911,855	$943,933	$4,557,552	63%
Variable rate	850,034	1,186,551	587,873	44,419	2,668,877	37%
Total loans	$1,295,516	$3,442,833	$1,499,728	$988,352	$7,226,429	100%

In the event where Bancorp structures a loan with a maturity exceeding five years, an automatic rate adjustment will typically be set in place at five years from origination date to limit interest rate sensitivity.

Non-performing Loans and Assets

Information summarizing non-performing loans and assets follows:

(dollars in thousands)	March 31, 2026	December 31, 2025

Non-accrual loans	$10,519	$12,585
Modifications to borrowers experiencing financial difficulty	-	-
Loans past due 90 days or more and still accruing	927	449
Total non-performing loans	11,446	13,034

Other real estate owned	190	190
Total non-performing assets	$11,636	$13,224

Non-performing loans to total loans	0.16%	0.19%
Non-performing assets to total assets	0.12%	0.14%
ACL for loans to total non-performing loans	818%	705%

As of March 31, 2026, non-accrual loans totaled $11 million compared to $13 million at December 31, 2025. The decrease in total non-accrual loans between December 31, 2025 and March 31, 2026 stemmed mainly from the payoff of a larger CRE relationship during the first quarter.

Non-performing assets as of March 31, 2026 consisted of approximately 90 loans, ranging in individual amounts up to $708,000, and one residential real estate property held as OREO.

Delinquent Loans

Delinquent loans (consisting of all loans 30 days or more past due) totaled $30 million and $26 million at March 31, 2026 and December 31, 2025. Delinquent loans to total loans were 0.42% and 0.38% at March 31, 2026 and December 31, 2025, respectively.

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

Bancorp’s ACL for loans was $94 million as of March 31, 2026 compared to $92 million as of December 31, 2025. Provision expense for credit losses on loans of $1.6 million was recorded for the three months ended March 31, 2026, consistent with strong loan growth and only partially offset by improvement in the FRB’s national unemployment forecast and decreased specific reserves. Further, net recoveries of $104,000 were recorded for the three months ended March 31, 2026.

The ACL for loans calculation and resulting credit loss expense is significantly impacted by changes in forecasted economic conditions. Should the forecast for economic conditions change, Bancorp could experience further adjustments in its required ACL for loans.

The following table sets forth the ACL by category of loan:

	March 31, 2026			December 31, 2025
(dollars in thousands)	Allocated Allowance	% of Total ACL on loans	ACL for loans to Total Loans	Allocated Allowance	% of Total ACL on loans	ACL for loans to Total Loans

Commercial real estate - non-owner occupied	$13,979	15%	0.71%	$13,779	15%	0.72%
Commercial real estate - owner occupied	13,526	14%	1.15%	13,100	14%	1.17%
Total commercial real estate	27,505	29%	0.88%	26,879	29%	0.89%

Commercial and industrial - term	22,541	24%	2.33%	21,121	23%	2.35%
Commercial and industrial - lines of credit	7,555	8%	1.21%	7,323	8%	1.20%
Total commercial and industrial	30,096	32%	1.89%	28,444	31%	1.88%

Residential real estate - owner occupied	14,711	16%	1.66%	14,914	16%	1.69%
Residential real estate - non-owner occupied	4,178	5%	1.05%	4,287	5%	1.10%
Total residential real estate	18,889	21%	1.48%	19,201	21%	1.51%

Construction and land development	12,072	13%	1.63%	12,316	14%	1.64%
Home equity lines of credit	1,464	2%	0.50%	1,439	2%	0.50%
Consumer	2,944	3%	2.06%	2,924	3%	2.05%
Leases	364	0%	2.35%	524	0%	2.35%
Credit cards	262	0%	1.05%	140	0%	1.05%
Total	$93,596	100%	1.30%	$91,867	100%	1.30%

The table below details net charge-offs to average loans outstanding by category of loan for the three month periods ended March 31, 2026 and 2025, respectively.

	2026			2025
Three months ended March 31, (dollars in thousands)	Net (charge offs)/ recoveries	Average Loans	Net (charge offs)/ recoveries to average loans	Net (charge offs)/ recoveries	Average Loans	Net (charge offs)/ recoveries to average loans

Commercial real estate - non-owner occupied	$-	$1,935,372	0.00%	$18	$1,857,086	0.00%
Commercial real estate - owner occupied	-	1,146,538	0.00%	-	1,005,949	0.00%
Total commercial real estate	-	3,081,910	0.00%	18	2,863,035	0.00%

Commercial and industrial - term	233	930,224	0.03%	1,157	894,005	0.13%
Commercial and industrial - lines of credit	-	617,172	0.00%	-	560,284	0.00%
Total commercial and industrial	233	1,547,396	0.02%	1,157	1,454,289	0.08%

Residential real estate - owner occupied	(100)	883,217	-0.01%	(47)	811,174	-0.01%
Residential real estate - non-owner occupied	-	388,521	0.00%	-	382,899	0.00%
Total residential real estate	(100)	1,271,738	-0.01%	(47)	1,194,073	0.00%

Construction and land development	-	745,318	0.00%	-	652,560	0.00%
Home equity lines of credit	-	287,265	0.00%	(10)	250,310	0.00%
Consumer	(4)	142,326	0.00%	(90)	142,629	-0.06%
Leases	-	16,165	0.00%	-	15,019	0.00%
Credit cards	(25)	25,023	-0.10%	(57)	25,473	-0.22%
Total	$104	$7,117,141	0.00%	$971	$6,597,388	0.01%

The ACL for off balance sheet credit exposures, which is separate from the ACL for loan and recorded in other liabilities on the consolidated balance sheets, was unchanged between December 31, 2025 and March 31, 2026. No provision expense was recorded for off balance sheet credit exposures for the three months ended March 31, 2026, as line of credit availability decreased with improved overall utilization. The ACL for off balance sheet credit exposures totaled $7.9 million as of both March 31, 2026 and December 31, 2025.

Premises and Equipment

Premises and equipment are presented on the consolidated balance sheets net of related depreciation on the respective assets, as well as fair value adjustments associated with purchase accounting. Premises and equipment increased $1.2 million, or 1%, between December 31, 2025 and March 31, 2026. Bancorp’s branch network currently consists of 75 locations throughout Louisville, central, eastern and northern, Kentucky, as well as the Indianapolis, Indiana and Cincinnati, Ohio markets.

Premises held for sale totaling $896,000 and $1.7 million was recorded on Bancorp’s consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively. The decrease during the first three months of 2026 was attributed to the sale of a former branch location during the quarter. Premises held for sale consisted of three vacant parcels of land as of March 31, 2026.

BOLI

Bank-owned life insurance assets increased to $93 million at March 31, 2026 compared to $92 million at December 31, 2025, due to general appreciation of the cash surrender values within the policy plans experienced during the three month period ended March 31, 2026.

Goodwill

At March 31, 2026 and December 31, 2025, Bancorp had $194 million in goodwill recorded on its balance sheet.

Events that could potentially trigger goodwill impairment include deterioration in economic conditions, a decline in market-dependent multiples or metrics (i.e. stock price declining below tangible book value), negative trends in overall financial performance and regulatory actions. At October 1, 2025, Bancorp performed its annual qualitative assessment to determine if it was more-likely-than-not that the fair value of the reporting units exceeded their carrying value, including goodwill. The qualitative assessment indicated that it was not more-likely-than-not that the carrying value of the reporting units exceeded their fair value.

Core Deposit and Customer List Intangibles

CDIs and CLIs arising from business acquisitions are initially measured at fair value and are then amortized on an accelerated method based on their useful lives. As of March 31, 2026 and December 31, 2025, Bancorp’s CDI assets totaled $6 million and $7 million, respectively, and are attributed entirely to the Commercial segment. As of both March 31, 2026 and December 31, 2025, Bancorp’s CLI assets were $5 million, and attributed entirely to the WM&T segment.

Other Assets and Other Liabilities

Other assets increased $3 million, or 1%, to $308 million between December 31, 2025 and March 31, 2026. Other liabilities decreased $38 million, or 17%, to $183 million over the same period. While the increase for other assets was minimal, the decrease in other liabilities was driven by a reduction in various accrued liabilities, such as employee incentive compensation and other benefit-related accruals in addition to accrued tax credit investment contributions.

Deposits

Total deposits decreased $34 million, or less than 1%, from December 31, 2025 to March 31, 2026. Interest bearing deposits decreased $54 million, or 1%, driven by normal fluctuations tied in part to seasonal public funds deposits. Non-interest bearing deposits increased $20 million, or 1%, during the first quarter.

Bancorp continues to experience a shift in the deposit portfolio mix, as customers have sought higher-yielding alternatives in the current interest rate environment. However, the cost of interest-bearing deposits experienced a favorable decline during the first three months of 2026, ending at 2.31% compared to 2.43% for the fourth quarter of 2025, as Bancorp strategically lowered deposit rates in tandem with the rate reductions implemented by the FRB in the latter part of 2025 and the higher-rate time deposit portfolio continued to reprice favorably to the promotional rates offered in the prior year. The cost of total deposits also decreased during the three months ended March 31, 2026 compared to the fourth quarter, declining 7 bps to 1.88%. However, despite the decreases, Bancorp remains cautious regarding deposit costs due to potential pricing pressure/competition.

During 2025, Bancorp implemented ICS (insured cash sweep), a deposit product offering for larger depositors that require collateralization. This product was added to the portfolio of offerings to allow flexibility for both liquidity needs and strategic balance sheet management, as we continue to grow towards $10 billion in total assets. ICS allows us to provide the necessary collateralization for public funds clients and other larger depositors in the form of a reciprocal network of other banks, which effectively spreads large deposit balances amongst enough participating banks to achieve FDIC coverage for each client. In turn, we receive deposits from other banks, helping them to achieve a similar goal. As collateral is provided to our clients through this network, the investments securities we would have otherwise had to pledge as collateral are now unrestricted from a liquidity perspective.

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

Securities Sold Under Agreements to Repurchase

SSUAR declined $25 million, or 22%, between December 31, 2025 and March 31, 2026, driven by a combination of normal balance fluctuations a small number of clients within the product switching into other deposit offerings, primarily the previously mentioned ICS offering.

SSUAR represent a funding source of Bancorp and are used by commercial customers in conjunction with collateralized corporate cash management accounts. Such repurchase agreements are considered financing agreements and mature within one business day from the transaction date. At March 31, 2026 and December 31, 2025, all of these financing arrangements had overnight maturities and were secured by government sponsored enterprise obligations and government agency mortgage-backed securities that were owned and controlled by Bancorp.

SSUAR are collateralized by securities and are treated as financings; accordingly, the securities involved with the agreements are recorded as assets and are held by a safekeeping agent and the obligations to repurchase the securities are reflected as liabilities. All securities underlying the agreements are under Bancorp’s control.

Federal Funds Purchased

FFP and other short-term borrowing balances increased $56,000, or 1%, between December 31, 2025 and March 31, 2026. At March 31, 2026, FFP related mainly to excess liquidity held by downstream correspondent bank customers of Bancorp.

Subordinated Debentures

Bancorp owns the following unconsolidated trust subsidiaries: Commonwealth Statutory Trust III, Commonwealth Statutory Trust IV and Commonwealth Statutory Trust V. The sole assets of the trust subsidiaries represent the proceeds of offerings loaned in exchange for subordinated debentures with similar terms to the TPS. The TPS are treated as part of Tier 1 Capital. The subordinated note and related interest expense are included in Bancorp’s consolidated financial statements. The subordinated notes are currently redeemable at Bancorp’s option on a quarterly basis. As of March 31, 2026 and December 31, 2025, subordinated notes totaled $27 million, respectively.

FHLB Advances

FHLB advances outstanding totaled $300 million at both March 31, 2026 and December 31, 2025, and consisted entirely of a $300 million three-month rolling advance that is hedged with four separate interest rate swaps (cash flow hedges) entered into in an effort to secure longer-term funding at more attractive rates. For more information related to the interest rate swaps noted above, see the footnote titled, “Derivative Financial Instruments.”

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

Bancorp’s most liquid assets are comprised of cash and due from banks, FFS and AFS debt securities. FFS and interest bearing deposits totaled $581 million and $816 million at March 31, 2026 and December 31, 2025, respectively. The decrease experienced for the first three months of 2026 was attributed largely to strong loan growth and to a lesser extent, slight deposit contraction. FFS normally have overnight maturities while interest-bearing deposits in banks are accessible on demand. These investments are generally used for daily liquidity purposes.

The fair value of the AFS debt security portfolio was $693 million and $722 million at March 31, 2026 and December 31, 2025, respectively. The decrease in AFS debt security portfolio for the first three months of 2026 was attributed primarily to normal amortization activity. The investment portfolio (HTM and AFS) includes total cash flows on amortizing debt securities of approximately $184 million (based on assumed prepayment speeds and contractual maturities as of March 31, 2026) expected over the next 12 months. Combined with FFS and interest bearing deposits from banks, AFS debt securities offer substantial resources to meet either loan growth or reductions in Bancorp’s deposit funding base. Bancorp pledges portions of its investment securities portfolio to secure public funds, cash balances of certain WM&T accounts and SSUAR. At March 31, 2026, the total carrying value of investment securities pledged for these purposes comprised 73% of the debt securities portfolio, leaving approximately $241 million of unpledged debt securities, compared to 77% and $214 million at December 31, 2025.

Bancorp’s deposit base consists mainly of core deposits, which are defined as demand, savings, and money market deposit accounts, time deposits less than or equal to $250,000, and excludes public funds and brokered deposits. At March 31, 2026, such deposits totaled $6.49 billion and represented 84% of Bancorp’s total deposits, as compared with $6.44 billion, or 83% of total deposits at December 31, 2025. Because these core deposits are less volatile and are often tied to other products of Bancorp through long lasting relationships, they are not expected to place undue pressure on liquidity.

As of March 31, 2026 and December 31, 2025, Bancorp held no brokered deposits.

Included in total deposit balances at March 31, 2026 are $691 million in public funds generally comprised of accounts with local government agencies and public school districts in the markets in which Bancorp operates. At December 31, 2025, public funds deposits totaled $781 million. The decrease experienced during the first three months of 2026 was attributed to normal seasonal public funds run-off.

Bancorp is a member of the FHLB of Cincinnati. As a member of the FHLB, Bancorp has access to credit products of the FHLB. Bancorp views these borrowings as a potential low cost alternative to brokered deposits. At March 31, 2026 and December 31, 2025, available credit from the FHLB totaled $1.52 billion and $1.47 billion, respectively. Bancorp also had unsecured FFP lines with correspondent banks totaling $80 million at both March 31, 2026 and December 31, 2025, respectively.

During the normal course of business, Bancorp enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through Bancorp’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of Bancorp’s liquidity.

Bancorp’s principal source of cash is dividends paid to it as the sole shareholder of the Bank. As discussed in the footnote titled “Commitments and Contingent Liabilities,” as of January 1st of any year, the Bank may pay dividends in an amount equal to the Bank’s net income of the prior two years less any dividends paid for the same two years. At March 31, 2026, the Bank could pay an amount equal to $213 million in dividends to Bancorp without regulatory approval subject to ongoing capital requirements of the Bank.

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

Bancorp provides customers with off-balance sheet credit support through loan commitments and standby letters of credit. Unused loan commitments increased $64 million, or 3%, as of March 31, 2026 compared to December 31, 2025, largely as a result of an increase in future loan commitments.

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

The ACL for off balance sheet credit exposures, which is separate from the ACL for loans and recorded in other liabilities on the consolidated balance sheets, was $7.9 million at both March 31, 2026 and December 31, 2025. No provision expense of was recorded for off balance sheet credit exposures for the three month period ended March 31, 2026, as line of credit availability decreased consistent with improved utilization.

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

Capital

At March 31, 2026, stockholders’ equity totaled $1.10 billion, representing an increase of $27.2 million, or 3%, compared to December 31, 2025, as net income of $36.6 million was only partially offset by $9.4 million of dividends declared during the first three months of 2026. See the “Condensed Consolidated Statement of Changes in Stockholders’ Equity” for further detail of changes in equity.

Bancorp’s TCE ratio and tangible book value per share, both non-GAAP disclosures, experienced improvement between December 31, 2025 and March 31, 2026, which stemmed largely from recording net income of $36.6 million. TCE was 9.69% at March 31, 2026 compared to 9.32% at December 31, 2025, while tangible book value per share was $30.41 at March 31, 2026, compared to $29.50 at December 31, 2025. See the section titled “Non-GAAP Financial Measures” for reconcilement of non-GAAP to GAAP measures.

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

Capital ratios as of March 31, 2026 increased compared December 31, 2025, as a result of strong operating results, which helped offset risk-weighted asset growth within the loan portfolio. Bancorp continues to exceed the regulatory requirements for all calculations. Bancorp and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB and the FDIC, in addition to the capital conservation buffer.

Banking regulators have categorized the Bank as well-capitalized. To meet the definition of well-capitalized for prompt corrective action requirements, a bank must have a minimum 6.5% Common Equity Tier 1 Risk-Based Capital ratio, 8.0% Tier 1 Risk-Based Capital ratio, 10.0% Total Risk-Based Capital ratio and 5.0% Tier 1 Leverage ratio.

Additionally, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, Bancorp and the Bank must hold a 2.5% capital conservation buffer composed of Common Equity Tier 1 Risk-Based Capital above the minimum risk-based capital requirements for the Common Equity Tier 1 Risk-Based Capital ratio, Tier 1 Risk-Based Capital ratio and Total Risk-Based Capital ratio necessary to be considered adequately-capitalized. At March 31, 2026, the adequately-capitalized minimums, including the capital conservation buffer, were a 7.0% Common Equity Tier 1 Risk-Based Capital ratio, 8.5% Tier 1 Risk-Based Capital ratio and 10.5% Total Risk-Based Capital ratio.

As previously noted, Bancorp is the 100% owner of three unconsolidated trust subsidiaries. The sole assets of the trust subsidiaries represent the proceeds of offerings loaned in exchange for subordinated debentures with similar terms to the TPS. The TPS are treated as part of Tier 1 Capital. The subordinated note and related interest expense are included in Bancorp’s consolidated financial statements. The subordinated notes are currently redeemable at Bancorp’s option on a quarterly basis. As of March 31, 2026 and December 31, 2025, subordinated notes totaled $27 million, respectively.

Non-GAAP Financial Measures

The following table provides a reconciliation of total stockholders’ equity in accordance with GAAP to tangible stockholders’ equity (TCE), a non-GAAP disclosure. Bancorp provides the TCE per share, a non-GAAP measure, in addition to those defined by banking regulators, based on its widespread use by investors as a means to evaluate capital adequacy:

(dollars in thousands, except per share data)	March 31, 2026	December 31, 2025

Total stockholders' equity - GAAP (a)	$1,102,935	$1,075,697
Less: Goodwill	(194,074)	(194,074)
Less: Core deposit and other intangibles	(11,361)	(12,160)
Tangible common equity - Non-GAAP (c)	$897,500	$869,463

Total assets - GAAP (b)	$9,466,856	$9,536,124
Less: Goodwill	(194,074)	(194,074)
Less: Core deposit and other intangibles	(11,361)	(12,160)
Tangible assets - Non-GAAP (d)	$9,261,421	$9,329,890

Total stockholders' equity to total assets - GAAP (a/b)	11.65%	11.28%
Tangible common equity to tangible assets - Non-GAAP (c/d)	9.69%	9.32%

Total shares outstanding (e)	29,516	29,476

Book value per share - GAAP (a/e)	$37.37	$36.49
Tangible common equity per share - Non-GAAP (c/e)	30.41	29.50

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

	Three months ended March 31,
(dollars in thousands)	2026	2025

Total non-interest expenses (a)	$55,242	$51,027

Total net interest income, FTE	$78,516	$70,636
Total non-interest income	24,594	22,996
Total revenue - Non-GAAP (b)	$103,110	$93,632
Less: Gain/loss on sale of premises and equipment	(479)	-
Total adjusted revenue - Non-GAAP (c)	$102,631	$93,632

Efficiency ratio - Non-GAAP (a/b)	53.58%	54.50%
Adjusted efficiency ratio - Non-GAAP (a/c)	53.83%	54.50%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Information required by this item is included in Part I Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4.	Controls and Procedures.

Stock Yards Bancorp, Inc.’s management, under the supervision and with the participation of the Chief Executive Officer (who is the principal executive officer) and Chief Financial Officer (who is the principal financial officer), evaluated the effectiveness of Bancorp’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2026. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, Bancorp’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2026, Bancorp’s disclosure controls and procedures were effective.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

Bancorp and the Bank are defendants in various legal proceedings that arise in the ordinary course of business. There is no such proceeding pending or, to the knowledge of management, threatened in which an adverse decision could result in a material adverse change in the business or consolidated financial position of Bancorp or the Bank.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table shows information relating to the repurchase of shares of common stock by Bancorp during the three months ended March 31, 2026.

	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Average price paid per share	Maximum number of shares that may yet be purchased under the plans or programs

January 1 - January 31	154	$67.87	—	$—
February 1 - February 28	10,163	69.46	—	—
March 1 - March 31	6,802	64.84	—	—

Total	17,119	$67.61	—	$—	1,000,000

(1)	Shares repurchased during the three month period ended March 31, 2026 represent shares withheld to pay taxes due.

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

Item 5. Other Information

(c) During the three months ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The following exhibits are filed or furnished as a part of this report:

Exhibit
Number	Description of exhibit
10.1	Executive Transition Agreement by and among Stock Yards Bank & Trust Company, Stock Yards Bancorp, Inc. and Willam M. Dishman III, effective March 31, 2026.

10.2	Change in Control Severance Agreement between Stock Yards Bank & Trust Company and William Otten, effective April 1, 2026.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

101

The following materials from Stock Yards Bancorp Inc.’s Form 10-Q Report for the quarterly period ended March 31, 2026 formatted in inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from Stock Yards Bancorp Inc.’s Form 10-Q Report for the quarterly period ended March 31, 2026 formatted in inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STOCK YARDS BANCORP, INC. (Registrant)

Date: May 5, 2026	By:	/s/ James A. Hillebrand James A. Hillebrand Chairman and CEO (Principal Executive Officer)

Date: May 5, 2026		/s/ T. Clay Stinnett T. Clay Stinnett EVP, Treasurer and CFO (Principal Financial Officer)