Form 10-Q
period 2026-06-30
Stock Yards Bancorp, Inc.
filed 2026-08-04
CIK 835324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

or

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

The number of shares outstanding of the registrant’s Common Stock, no par value, as of July 31, 2026, was 31,066,643.

GLOSSARY OF ABBREVIATIONS AND ACRONYMS

The acronyms and abbreviations identified in alphabetical order below are used throughout this Report on Form 10-Q:

Acronym or Term	Definition	Acronym or Term	Definition	Acronym or Term	Definition
ACH	Automatic Clearing House	EPS	Earnings Per Share	MSRs	Mortgage Servicing Rights
AFS	Available for Sale	ESG	Environmental, Social and Governance	Nasdaq	The Nasdaq Stock Market, LLC
AI	Artificial intelligence	ETR	Effective Tax Rate	NIM	Net Interest Margin (FTE)
APIC	Additional paid-in capital	EVP	Executive Vice President	NPV	Net Present Value
ACL	Allowance for Credit Losses	FM	Field & Main Bancorp, Inc and Field & Main Bank	Net Interest Spread	Net Interest Spread (FTE)
AOCI	Accumulated Other Comprehensive Income	FASB	Financial Accounting Standards Board	NM	Not Meaningful
ASC	Accounting Standards Codification	FDIC	Federal Deposit Insurance Corporation	OAEM	Other Assets Especially Mentioned
ASU	Accounting Standards Update	FFP	Federal Funds Purchased	OREO	Other Real Estate Owned
ATM	Automated Teller Machine	FFS	Federal Funds Sold	PV	Present Value
AUM	Assets Under Management	FFTR	Federal Funds Target Rate	PCD	Purchased Credit Deteriorated
Bancorp / the Company	Stock Yards Bancorp, Inc.	FHA	Federal Housing Authority	PD	Probability of Default
Bank / SYB	Stock Yards Bank & Trust Company	FHC	Financial Holding Company	Prime	The Wall Street Journal Prime Interest Rate
BOLI	Bank Owned Life Insurance	FHLB	Federal Home Loan Bank of Cincinnati	Provision	Provision for Credit Losses
BP	Basis Point - 1/100th of one percent	FHLMC	Federal Home Loan Mortgage Corporation	PSL	Purchased Seasoned Loans
C&D	Construction and Land Development	FICA	Federal Insurance Contributions Act	PSU	Performance Stock Unit
Captive	SYB Insurance Company, Inc.	FNMA	Federal National Mortgage Association	ROA	Return on Average Assets
C&I	Commercial and Industrial	FRB	Federal Reserve Bank	ROE	Return on Average Equity
CB	Commonwealth Bancshares, Inc. and Commonwealth Bank & Trust Company	FTE	Fully Tax Equivalent	RSA	Restricted Stock Award
CD	Certificate of Deposit	GAAP	United States Generally Accepted Accounting Principles	RSU	Restricted Stock Unit
CDI	Core Deposit Intangible	GLB	Gramm-Leach-Bliley Act	SAR	Stock Appreciation Right
CECL	Current Expected Credit Loss (ASC-326)	GNMA	Government National Mortgage Association	SBA	Small Business Administration
CEO	Chief Executive Officer	HELOC	Home Equity Line of Credit	SEC	Securities and Exchange Commission
CFO	Chief Financial Officer	HTM	Held to Maturity	SOFR	Secured Overnight Financing Rate
CFPB	Consumer Financial Protection Bureau	ICS	Insured Cash Sweep	SSUAR	Securities Sold Under Agreements to Repurchase
CLI	Customer List Intangible	ITM	Interactive Teller Machine	SVP	Senior Vice President
CRA	Community Reinvestment Act	KB	Kentucky Bancshares, Inc. and Kentucky Bank	TBA	To Be Annouced
CRE	Commercial Real Estate	KSB	King Bancorp, Inc. and King Southern Bank	TBOC	The Bank Oldham County
DCF	Discounted Cash Flow	LGD	Loss Given Default	TCE	Tangible Common Equity
DTA	Deferred Tax Asset	Loans	Loans and Leases	TPS	Trust Preferred Securities
DTL	Deferred Tax Liability	MBS	Mortgage Backed Securities	VA	U.S. Department of Veterans Affairs
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act	MSA	Metropolitan Statistical Area	WM&T	Wealth Management and Trust

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2026 (unaudited) and December 31, 2025 (in thousands, except share data)

	June 30,	December 31,
	2026	2025
Assets
Cash and due from banks	$89,258	$70,061
Federal funds sold and interest bearing due from banks	753,573	816,315
Total cash and cash equivalents	842,831	886,376

Mortgage loans held for sale, at fair value	8,262	6,247
Available for sale debt securities (amortized cost of $748,957 in 2026 and $801,371 in 2025, respectively)	666,189	722,111
Held to maturity debt securities (fair value of $167,613 in 2026 and $181,203 in 2025, respectively)	185,969	198,946
Federal Home Loan Bank stock, at cost	24,934	20,717
Loans	7,883,749	7,041,310
Allowance for credit losses on loans	(109,094)	(91,867)
Net loans	7,774,655	6,949,443

Premises and equipment, net	129,695	118,698
Premises held for sale	896	1,678
Bank owned life insurance	106,431	91,885
Accrued interest receivable	31,366	28,783
Goodwill	238,337	194,074
Core deposit intangible	23,023	6,688
Customer list intangible	9,667	5,472
Other assets	326,309	305,006
Total assets	$10,368,564	$9,536,124

Liabilities
Deposits:
Non-interest bearing	$1,659,007	$1,435,846
Interest bearing	6,827,090	6,355,291
Total deposits	8,486,097	7,791,137

Securities sold under agreements to repurchase	102,695	112,476
Federal funds purchased	7,385	7,289
Subordinated debentures	26,806	26,806
Federal Home Loan Bank advances	300,000	300,000
Accrued interest payable	3,076	1,740
Other liabilities	196,113	220,979
Total liabilities	9,122,172	8,460,427

Commitments and contingent liabilities (Footnote 13)

Stockholders’ equity
Preferred stock, no par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value. Authorized 40,000,000 shares; issued and outstanding 31,068,000 and 29,476,000 shares in 2026 and 2025, respectively	64,390	59,090
Additional paid-in capital	515,117	402,820
Retained earnings	728,016	675,062
Accumulated other comprehensive loss	(61,131)	(61,275)
Total stockholders’ equity	1,246,392	1,075,697
Total liabilities and equity	$10,368,564	$9,536,124

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

For the three and six months ended June 30, 2026 and 2025 (in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Interest income:
Loans, including fees	$117,975	$103,009	$224,434	$202,609
Federal funds sold and interest bearing due from banks	4,674	2,730	9,704	4,731
Mortgage loans held for sale	93	78	163	155
Federal Home Loan Bank stock	405	662	797	1,194
Investment securities:
Taxable	4,708	8,052	9,951	16,547
Tax-exempt	457	469	905	930
Total interest income	128,312	115,000	245,954	226,166
Interest expense:
Deposits	36,771	37,511	72,233	72,092
Securities sold under agreements to repurchase	344	625	745	1,439
Federal funds purchased and other short-term borrowings	66	72	131	142
Federal Home Loan Bank advances	2,934	2,908	5,861	7,649
Subordinated debentures	369	411	735	819
Total interest expense	40,484	41,527	79,705	82,141
Net interest income	87,828	73,473	166,249	144,025
Provision for credit losses	-	2,175	1,625	3,075
Net interest income after provision expense	87,828	71,298	164,624	140,950
Non-interest income:
Wealth management and trust services	12,563	10,483	23,898	21,130
Deposit service charges	2,368	2,069	4,524	4,148
Debit and credit card income	5,144	4,837	9,782	9,345
Treasury management fees	3,175	3,005	6,163	5,678
Mortgage banking income	1,013	1,094	1,943	2,011
Net investment product sales commissions and fees	1,074	980	2,135	1,990
Bank owned life insurance	691	629	1,323	1,251
(Loss) gain on sale of premises and equipment	(34)	74	445	74
Other	753	1,177	1,128	1,717
Total non-interest income	26,747	24,348	51,341	47,344
Non-interest expenses:
Compensation	30,953	27,279	60,119	53,211
Employee benefits	6,183	5,330	12,352	11,115
Net occupancy and equipment	4,745	4,025	9,065	8,148
Technology and communication	6,422	4,773	11,757	9,601
Debit and credit card processing	2,126	1,908	4,048	3,727
Marketing and business development	2,237	1,951	3,515	3,466
Postage, printing and supplies	1,025	937	1,938	1,906
Legal and professional	1,359	1,088	2,235	1,995
FDIC insurance	1,109	1,260	2,255	2,483
Capital and deposit based taxes	976	738	1,854	1,438
Merger expenses	2,283	—	2,283	—
Intangible amortization	1,546	915	2,345	1,829
Other	2,842	2,496	5,282	4,808
Total non-interest expenses	63,806	52,700	119,048	103,727
Income before income tax expense	50,769	42,946	96,917	84,567
Income tax expense	10,712	8,922	20,265	17,272
Net income	$40,057	$34,024	$76,652	$67,295
Net income per share - basic	$1.32	$1.16	$2.56	$2.29
Net income per share - diluted	$1.31	$1.15	$2.55	$2.28
Weighted average outstanding shares
Basic	30,442	29,364	29,917	29,356
Diluted	30,568	29,505	30,038	29,503

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

For the three and six months ended June 30, 2026 and 2025 (in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

Net income	$40,057	$34,024	$76,652	$67,295
Other comprehensive income (loss):
Change in unrealized gain (loss) on AFS debt securities	(1,908)	8,028	(3,508)	26,543
Change in fair value of derivatives used in cash flow hedge	1,986	(2,010)	3,676	(5,506)
Total other comprehensive income (loss) before income tax effect	78	6,018	168	21,037
Income tax effect	9	1,489	24	5,197
Total other comprehensive income (loss) net of tax	69	4,529	144	15,840
Comprehensive income	$40,126	$38,553	$76,796	$83,135

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)

For the three and six months ended June 30, 2026 and 2025 (in thousands, except per share data)

					Accumulated
	Common stock		Additional		other	Total
	Shares		paid-in	Retained	comprehensive	stockholders'
	outstanding	Amount	capital	earnings	loss	equity

Balance, January 1, 2026	29,476	$59,090	$402,820	$675,062	$(61,275)	$1,075,697

Activity for three months ended March 31, 2026:
Net income	—	—	—	36,595	—	36,595
Other comprehensive income	—	—	—	—	75	75
Stock compensation expense	—	—	1,287	—	—	1,287
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations	42	140	2,812	(4,232)	—	(1,280)
Cash dividends declared, $0.32 per share	—	—	—	(9,439)	—	(9,439)
Shares cancelled	(2)	(8)	(145)	153	—	—
Balance, March 31, 2026	29,516	$59,222	$406,774	$698,139	$(61,200)	$1,102,935

Activity for three months ended June 30, 2026:
Net income	—	—	—	40,057	—	40,057
Other comprehensive income	—	—	—	—	69	69
Stock compensation expense	—	—	1,259	—	—	1,259
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations	2	8	160	(357)	—	(189)
Stock issued for FM acquisition	1,551	5,166	107,034	—	—	112,200
Cash dividends declared, $0.32 per share	—	—	—	(9,939)	—	(9,939)
Shares cancelled	(1)	(6)	(110)	116	—	—
Balance, June 30, 2026	31,068	$64,390	$515,117	$728,016	$(61,131)	$1,246,392

(continued)

					Accumulated
	Common stock		Additional		other	Total
	Shares		paid-in	Retained	comprehensive	stockholders'
	outstanding	Amount	capital	earnings	loss	equity

Balance, January 1, 2025	29,431	$58,939	$395,081	$577,607	$(91,151)	$940,476

Activity for three months ended March 31, 2025:
Net income	—	—	—	33,271	—	33,271
Other comprehensive income	—	—	—	—	11,311	11,311
Stock compensation expense	—	—	1,153	—	—	1,153
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations	40	133	2,881	(4,622)	—	(1,608)
Cash dividends declared, $0.31 per share	—	—	—	(9,130)	—	(9,130)
Shares cancelled	(2)	(6)	(111)	117	—	—
Balance, March 31, 2025	29,469	$59,066	$399,004	$597,243	$(79,840)	$975,473

Activity for three months ended June 30, 2025:
Net income	—	—	—	34,024	—	34,024
Other comprehensive income	—	—	—	—	4,529	4,529
Stock compensation expense	—	—	1,121	—	—	1,121
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations	5	17	373	(698)	—	(308)
Stock issued for KB acquisition	—	—	—	—	—	—
Cash dividends declared, $0.31 per share	—	—	—	(9,135)	—	(9,135)
Shares cancelled	(1)	(2)	(39)	41	—	—
Distributions to non-controlling interest	—	—	—	—	—	—
Balance, June 30, 2025	29,473	$59,081	$400,459	$621,475	$(75,311)	$1,005,704

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

For the six months ended June 30, 2026 and 2025 (in thousands)

	2026	2025
Cash flows from operating activities:
Net income	$76,652	$67,295
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,625	3,075
Depreciation, amortization and accretion, net	6,549	2,021
Deferred income tax expense (benefit)	2,666	(930)
Gain on sale of mortgage loans held for sale	(1,246)	(1,377)
Origination of mortgage loans held for sale	(79,696)	(68,063)
Proceeds from sale of mortgage loans held for sale	79,608	70,712
Bank owned life insurance income	(1,323)	(1,251)
Gain on the sale of premises and equipment	(445)	(74)
Stock compensation expense	2,546	2,274
Excess tax benefit from share-based compensation arrangements	(126)	(532)
Net change in accrued interest receivable and other assets	498	12,549
Net change in accrued interest payable and other liabilities	(17,067)	(9,980)
Net cash provided by operating activities	70,241	75,719
Cash flows from investing activities:
Proceeds from maturities and paydowns of available for sale debt securities	152,451	501,594
Purchases of available for sale debt securities	(99,579)	(495,032)
Proceeds from sales of acquired available for sale debt securities	54,725	—
Proceeds from maturities and paydowns of held to maturity debt securities	12,891	162,229
Purchases of FHLB stock	(410)	(17,814)
Proceeds from redemption of FHLB stock	737	16,578
Net change in loans	(200,683)	(328,921)
Purchases of premises and equipment	(5,592)	(4,398)
Proceeds from sale or disposal of premises and equipment	1,257	710
Other investment activities	(21,573)	(34,268)
Proceeds from sales of other real estate owned	197	75
Cash from acquisition, net of cash paid	92,167	—
Net cash used in investing activities	(13,412)	(199,247)
Cash flows from financing activities:
Net change in deposits	(69,800)	340,349
Net change in securities sold under agreements to repurchase and federal funds purchased	(9,685)	(36,207)
Proceeds from FHLB advances	600,000	600,000
Repayments of FHLB advances	(600,000)	(600,000)
Repurchase of common stock	(1,469)	(1,916)
Cash dividends paid	(19,420)	(18,306)
Net cash (used in) provided by financing activities	(100,374)	283,920
Net change in cash and cash equivalents	(43,545)	160,392
Beginning cash and cash equivalents	886,376	291,020
Ending cash and cash equivalents	$842,831	$451,412

(continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (continued)

For the six months ended June 30, 2026 and 2025 (in thousands)

Supplemental cash flow information:	2026	2025
Interest paid	$78,369	$82,218
Income taxes paid, net of refunds	12,700	11,035
Cash paid for operating lease liabilities	2,311	2,174

Supplemental non-cash activity:
Change in unfunded commitments in tax credit investments	$10,000	$21,000
Dividends payable to stockholders	229	214
Loans transferred to OREO	(312)	75

Liabilities assumed in conjunction with acquisitions:
Fair value of assets acquired	$883,357	$-
Cash paid in acquisition	5	-
Common stock issued in acquisition	112,200	-
Total consideration paid	112,205	-
Liabilities assumed	$771,152	$-

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

To prepare the condensed consolidated financial statements, management must make estimates and assumptions that may require difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates are susceptible to material changes as a result of changes in facts and circumstances. Actual results could differ significantly from those estimates, and the results of operations for the three and six month periods ended June 30, 2026 do not necessarily indicate the results that Bancorp will achieve for the year ended December 31, 2026, or any other interim period.

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

Adoption of New Accounting Guidance – In November 2025, the FASB issued ASU 2025-08, “Financial Instruments – Credit Losses (Topic 326): Purchased Loans.” ASU 2025-08 expands the scope of the “gross up” method, formerly applicable only to PCD assets, to include acquired non-PCD loans that meet certain criteria, now referred to as “purchased seasoned loans,” (PSLs). Under this model, an allowance for expected credit losses is recognized at acquisition, offsetting the loan’s amortized cost basis, thereby eliminating the day-one credit-loss expense previously required for non-PCD assets. PSLs are defined as non-PCD loans acquired either (i) through a business combination, or (ii) purchased more than 90 days after origination, when the acquirer was not involved in origination. As permitted, Bancorp has elected to early adopt the amended guidance on January 1, 2026 on a prospective basis. The initial application of this ASU was utilized for the acquisition of Field & Main Bancorp, Inc. See the footnote titled “Loans and Allowance for Credit Losses on Loans,” for additional information regarding the impact of adoption related to this ASU on PCD and PSL loans.

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

(2)	Acquisition

Bancorp completed its acquisition of Field & Main Bancorp, Inc. (referred to herein as “FM”), a Henderson, Kentucky-based commercial bank and trust company, on May 1, 2026. Bancorp acquired 100% of the outstanding common stock of FM that resulted in total consideration paid to Field & Main Bancorp, Inc. shareholders of $112 million for the 1,551,000 common shares issued based on the $72.33 closing market price of Bancorp’s shares on May 1, 2026. The acquisition of FM provides Bancorp presence in the Western Kentucky region, as 6 retail branches were acquired as part of the transaction, including three in Henderson, Kentucky and one each in Lexington, Kentucky, Cynthiana, Kentucky and Evansville, Indiana, respectively.

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

(in thousands)	Fair Value of Net Assets Acquired at Date of Acquisition
Assets aquired:
Cash and due from banks	$92,172
Available for sale debt securities	55,582
Federal Home Loan Bank stock, at cost	4,544
Mortgage loans held for sale	681
Loans	641,145
Allowance for credit losses on loans	(15,527)
Net loans	625,618
Premises and equipment, net	9,031
Bank owned life insurance	13,222
Accrued interest receivable	3,718
Core deposit intangible	17,923
Customer list intangible	4,953
Other real estate owned	135
Mortgage servicing rights	1,267
Deferred income taxes, net	3,658
Other assets	6,590
Total assets acquired	$839,094

Liabilities assumed:
Deposits:
Non-interest bearing	$134,069
Interest bearing	630,691
Total deposits	764,760

Accrued interest payable	1,268
Other liabilities	5,124
Total liabilities assumed	771,152
Net assets acquired	$67,942

Consideration for common stock	$112,200
Cash consideration paid	5
Total consideration	$112,205

Goodwill	$44,263

The determination of fair value requires management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. Estimated fair values were based on management’s best estimates, using the information available at the date of acquisition, including the use of third-party valuation specialists. The fair value estimates used in valuing certain acquired assets and liabilities assumed are based, in part, on inputs that are unobservable. For loans, these include, but are not limited to, forecasted future cash flows and discount rates.

The following table presents additional information related to the acquired loan portfolio at the acquisition date:

(in thousands)	May 1, 2026
Purchased Credit-Deteriorated ("PCD") loans
Par value	$76,220
Allowance for credit losses at acquisition	(10,399)
Non-credit discount	(1,851)
Fair value at date of acquisition	$63,970

Non-PCD loans
Fair value	$561,261
Gross contractual amounts receivable	572,754
Estimate of contractual cash flows not expected to be collected	5,128

The following valuation approaches were utilized to estimate the acquisition date fair values for the intangible assets acquired:

Core Deposit Intangible (“CDI”) – The CDI represents the value of the relationships with deposit customers. The fair value was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer retention rates, cost of the deposit base, net servicing costs attributable to customer deposits and an estimate of the cost associated with alternative funding sources. The discount rates used for CDI assets are based on market rates.

Customer List Intangible (“CLI”) – The CLI represents the value of the relationships with WM&T customers. The fair value was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer retention rates, projected management fees and an estimated operating margin. The discount rates used for CLI assets are based on market rates.

Goodwill of approximately $44 million, which is the excess of the acquisition consideration over the fair value of net assets acquired, is expected to be recorded in the FM acquisition and is the result of expected operational synergies and other factors. Of this total, $36 million is attributed to the commercial banking segment and $8 million is attributed to the WM&T segment. Goodwill related to the FM acquisition is not deductible for tax purposes, as it was structured as stock sale. To the extent that management revises any of the above fair value adjustments as a result of its continuing evaluation, the amount of goodwill recorded in the FM acquisition will change.

Total revenue, defined as net interest income and non-interest income, attributed to FM totaled approximately $6.8 million for the three and six months ended June 30, 2026. Net income, excluding one-time merger-related expenses, attributed to FM totaled $2.6 million for the three and six months ended June 30, 2026.

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company, including the effects of the purchase accounting adjustments and acquisition expenses, had the FM acquisition taken place on January 1, 2025:

(in thousands)	Three months ended June 30, 2026	Three months ended June 30, 2025

Net interest income	$90,352	$80,398
Provision for credit losses	50	2,433
Non-interest income	27,401	27,814
Non-interest expense (1)	63,633	58,588
Income before taxes	54,070	47,191
Income tax expense	10,950	9,797
Net income	$43,120	$37,394

(in thousands)	Six months ended June 30, 2026	Six months ended June 30, 2025

Net interest income	$176,344	$157,875
Provision for credit losses	1,825	3,591
Non-interest income	53,958	54,276
Non-interest expense (1)	125,204	115,502
Income before taxes	103,273	93,058
Income tax expense	21,216	19,022
Net income	$82,057	$74,036

(1) - Excludes $2.3 million in pre-tax merger expenses for the three and six months ended June 30, 2026, respectively.

(3)	Investment Securities

AFS Debt Securities

The following table summarizes the amortized cost, unrealized gains and losses, and fair value of Bancorp’s AFS debt securities portfolio:

(in thousands)	Amortized	Unrealized
June 30, 2026	cost	Gains	Losses	Fair value
Government sponsored agency obligations	$70,764	$91	$(2,905)	$67,950
Mortgage backed securities	565,599	73	(70,436)	495,236
Obligations of states and political subdivisions	112,082	11	(9,566)	102,527
Other	512	-	(36)	476
Total available for sale debt securities	$748,957	$175	$(82,943)	$666,189

December 31, 2025
Government sponsored agency obligations	$75,459	$97	$(2,737)	$72,819
Mortgage backed securities	602,261	322	(67,576)	535,007
Obligations of states and political subdivisions	123,083	10	(9,339)	113,754
Other	568	-	(37)	531
Total available for sale debt securities	$801,371	$429	$(79,689)	$722,111

AFS debt securities totaling $56.3 million (stated at market value) were acquired as a result of the FM acquisition. Immediately after acquisition, 86 securities with a total fair value of $55.6 million in the acquired AFS debt securities portfolio were sold.

HTM Debt Securities

The following table summarizes the amortized cost, unrecognized gains and losses, and fair value of Bancorp’s HTM debt securities portfolio:

(in thousands)	Carrying	Unrecognized
June 30, 2026	value	Gains	Losses	Fair value
Government sponsored agency obligations	$20,316	$-	$(1,305)	$19,011
Mortgage backed securities	165,653	4	(17,055)	148,602
Total held to maturity debt securities	$185,969	$4	$(18,360)	$167,613

December 31, 2025
U.S. Treasury and other U.S. Government obligations	$1,994	$-	$(12)	$1,982
Government sponsored agency obligations	22,957	-	(1,112)	21,845
Mortgage backed securities	173,995	5	(16,624)	157,376
Total held to maturity debt securities	$198,946	$5	$(17,748)	$181,203

All investment securities classified as HTM by Bancorp as of June 30, 2026 are obligations of the U.S. Government and/or are issued by government-sponsored enterprises and have an explicit government guarantee or have a credit rating on par with the U.S. government and are generally considered risk-free. Therefore, no ACL has been recorded for Bancorp’s HTM securities as of June 30, 2026. Further, as of June 30, 2026, none of Bancorp’s HTM securities were in non-accrual or past due status.

Debt Securities by Contractual Maturity

A summary of AFS and HTM debt securities by contractual maturity as of June 30, 2026 follows:

	AFS Debt Securities		HTM Debt Securities
(in thousands)	Amortized cost	Fair value	Carrying value	Fair value
Due within one year	$3,888	$3,878	$4	$4
Due after one year but within five years	40,164	38,719	74	74
Due after five years but within 10 years	82,847	74,255	19,923	18,625
Due after 10 years	56,459	54,101	315	308
Mortgage backed securities	565,599	495,236	165,653	148,602
Total	$748,957	$666,189	$185,969	$167,613

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

Accrued interest on the investment securities portfolio (AFS and HTM) totaled $3 million and $4 million at June 30, 2026 and December 31, 2025, respectively. Accrued interest receivable on the investment securities portfolios is included in the condensed consolidated balance sheets.

Securities with a carrying value of $603 million and $707 million were pledged at June 30, 2026 and December 31, 2025, respectively, to secure accounts of commercial depositors in cash management accounts, public deposits and uninsured cash balances for WM&T accounts.

Based on an evaluation of available information including security type, counterparty credit quality, past events, current conditions, and reasonable and supportable forecasts that are relevant to collectability, Bancorp has concluded that it expects to receive all contractual cash flows from each security held in its AFS and HTM debt securities portfolio. As such, no allowance or impairment was recorded with respect to investment securities as of June 30, 2026 and December 31, 2025.

Unrealized and Unrecognized Loss Analysis on Debt Securities

Debt securities with unrealized and unrecognized losses at June 30, 2026 and December 31, 2025, aggregated by investment category and length of time securities have been in a continuous unrealized loss position follows:

	AFS Debt Securities
	Less than 12 months		12 months or more		Total
(in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2026	value	losses	value	losses	value	losses
Government sponsored agency obligations	$4,454	$(9)	$60,609	$(2,896)	$65,063	$(2,905)
Mortgage-backed securities	33,622	(631)	454,731	(69,805)	488,353	(70,436)
Obligations of states and political subdivisions	10,947	(96)	76,289	(9,470)	87,236	(9,566)
Other	-	-	477	(36)	477	(36)
Total AFS debt securities	$49,023	$(736)	$592,106	$(82,207)	$641,129	$(82,943)

December 31, 2025
Government sponsored agency obligations	$-	$-	$69,880	$(2,737)	$69,880	$(2,737)
Mortgage-backed securities	-	-	507,041	(67,576)	507,041	(67,576)
Obligations of states and political subdivisions	1,446	(4)	91,609	(9,335)	93,055	(9,339)
Other	-	-	531	(37)	531	(37)
Total AFS debt securities	$1,446	$(4)	$669,061	$(79,685)	$670,507	$(79,689)

	HTM Debt Securities
	Less than 12 months		12 months or more		Total
(in thousands)	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
June 30, 2026	value	losses	value	losses	value	losses
Government sponsored agency obligations	$-	$-	$19,007	$(1,305)	$19,007	$(1,305)
Mortgage-backed securities	-	-	148,147	(17,055)	148,147	(17,055)
Total HTM debt securities	$-	$-	$167,154	$(18,360)	$167,154	$(18,360)

December 31, 2025
U.S. Treasury and other U.S. Government obligations	$-	$-	$1,982	$(12)	$1,982	$(12)
Government sponsored agency obligations	-	-	21,649	(1,112)	21,649	(1,112)
Mortgage-backed securities	-	-	156,877	(16,624)	156,877	(16,624)
Total HTM debt securities	$-	$-	$180,508	$(17,748)	$180,508	$(17,748)

Applicable dates for determining when securities are in unrealized and unrecognized loss positions are June 30, 2026 and December 31, 2025. As such, it is possible that a security had a market value lower than its amortized cost on other days during the past 12 months, but is not in the “Less than 12 months” category of the preceding table.

In evaluating debt securities in unrealized and unrecognized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, Bancorp considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or government-sponsored enterprises, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition, among other factors. Unrealized and unrecognized losses on Bancorp’s investment securities portfolio have not been recognized as an expense because the securities are of high credit quality, and the decline in fair values is attributable to changes in the prevailing interest rate environment since the purchase date. Fair value is expected to recover as securities reach maturity and/or the interest rate environment returns to conditions similar to when these securities were purchased. These investments consisted of 417 and 402 separate investment positions as of June 30, 2026 and December 31, 2025, respectively.

(4)	Loans and Allowance for Credit Losses on Loans

Composition of loans by class follows:

(in thousands)	June 30, 2026	December 31, 2025
Commercial real estate - non-owner occupied	$2,150,290	$1,915,252
Commercial real estate - owner occupied	1,288,855	1,121,896
Total commercial real estate	3,439,145	3,037,148

Commercial and industrial - term	1,065,527	897,576
Commercial and industrial - lines of credit	643,384	611,913
Total commercial and industrial	1,708,911	1,509,489

Residential real estate - owner occupied	990,825	881,865
Residential real estate - non-owner occupied	476,119	391,216
Total residential real estate	1,466,944	1,273,081

Construction and land development	771,069	751,897
Home equity lines of credit	347,187	285,115
Consumer	114,354	142,425
Leases	12,665	16,912
Credits cards	23,474	25,243
Total loans (1)	$7,883,749	$7,041,310

(1) Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs.

Net loans, including purchase accounting adjustments, totaling approximately $626 million were acquired as a result of the FM acquisition.

Accrued interest receivable on loans, which is excluded from the amortized cost of loans, totaled $28 million and $25 million at June 30, 2026 and December 31, 2025, respectively, and was included in the condensed consolidated balance sheets. The increase during the first six months of the year was attributed mainly to the FM acquisition.

Loans with carrying amounts of $4.22 billion and $3.78 billion were pledged to secure FHLB borrowing capacity at June 30, 2026 and December 31, 2025, respectively, the increase being attributed to the loan portfolio acquired from FM.

Loans to directors and their related interests, including loans to companies for which directors are principal owners and executive officers, totaled $71 million and $104 million as of June 30, 2026 and December 31, 2025, respectively. The decrease from December 31, 2025 was the result of a change in the composition of Bancorp’s Board of Directors.

ACL for Loans

Fluctuations in the ACL for loans during the three and six months ended June 30, 2026 were the result of loan growth, the impact of the FM acquisition, changes in the unemployment forecast and annual CECL model updates in addition to net recoveries.

The tables below reflect activity in the ACL for loans:

(in thousands) Three Months Ended June 30, 2026	Beginning Balance	Initial Allowance on PCD Loans	Initial Allowance on PSL Loans	Provision for Credit Losses on Loans	Charge-offs	Recoveries	Ending Balance

Commercial real estate - non-owner occupied	$13,979	$3,519	$1,387	$(85)	$-	$-	$18,800
Commercial real estate - owner occupied	13,526	4,922	704	(1,233)	-	-	17,919
Total commercial real estate	27,505	8,441	2,091	(1,318)	-	-	36,719

Commercial and industrial - term	22,541	1,246	359	869	-	87	25,102
Commercial and industrial - lines of credit	7,555	375	200	(711)	-	-	7,419
Total commercial and industrial	30,096	1,621	559	158	-	87	32,521

Residential real estate - owner occupied	14,711	92	720	968	(62)	20	16,449
Residential real estate - non-owner occupied	4,178	157	726	201	-	-	5,262
Total residential real estate	18,889	249	1,446	1,169	(62)	20	21,711

Construction and land development	12,072	55	513	523	-	-	13,163
Home equity lines of credit	1,464	30	500	(54)	-	-	1,940
Consumer	2,944	3	19	(523)	(154)	138	2,427
Leases	364	-	-	(80)	-	-	284
Credit cards	262	-	-	125	(81)	23	329
Total	$93,596	$10,399	$5,128	$-	$(297)	$268	$109,094

(in thousands) Six Months Ended June 30, 2026	Beginning Balance	Initial Allowance on PCD Loans	Initial Allowance on PSL Loans	Provision for Credit Losses on Loans	Charge-offs	Recoveries	Ending Balance

Commercial real estate - non-owner occupied	$13,779	$3,519	$1,387	$115	$-	$-	$18,800
Commercial real estate - owner occupied	13,100	4,922	704	(807)	-	-	17,919
Total commercial real estate	26,879	8,441	2,091	(692)	-	-	36,719

Commercial and industrial - term	21,121	1,246	359	2,056	-	320	25,102
Commercial and industrial - lines of credit	7,323	375	200	(479)	-	-	7,419
Total commercial and industrial	28,444	1,621	559	1,577	-	320	32,521

Residential real estate - owner occupied	14,914	92	720	865	(165)	23	16,449
Residential real estate - non-owner occupied	4,287	157	726	92	-	-	5,262
Total residential real estate	19,201	249	1,446	957	(165)	23	21,711

Construction and land development	12,316	55	513	279	-	-	13,163
Home equity lines of credit	1,439	30	500	(29)	-	-	1,940
Consumer	2,924	3	19	(499)	(408)	388	2,427
Leases	524	-	-	(240)	-	-	284
Credit cards	140	-	-	272	(135)	52	329
Total	$91,867	$10,399	$5,128	$1,625	$(708)	$783	$109,094

(in thousands) Three Months Ended June 30, 2025	Beginning Balance	Provision for Credit Losses on Loans	Charge-offs	Recoveries	Ending Balance

Commercial real estate - non-owner occupied	$14,616	$654	$-	$8	$15,278
Commercial real estate - owner occupied	11,839	195	(38)	-	11,996
Total commercial real estate	26,455	849	(38)	8	27,274

Commercial and industrial - term	21,677	(943)	(82)	25	20,677
Commercial and industrial - lines of credit	6,629	1,312	-	-	7,941
Total commercial and industrial	28,306	369	(82)	25	28,618

Residential real estate - owner occupied	13,438	773	-	54	14,265
Residential real estate - non-owner occupied	4,487	103	(3)	-	4,587
Total residential real estate	17,925	876	(3)	54	18,852

Construction and land development	11,387	(253)	-	-	11,134
Home equity lines of credit	1,280	63	-	-	1,343
Consumer	2,844	293	(377)	117	2,877
Leases	341	49	-	-	390
Credit cards	276	4	(53)	7	234
Total	$88,814	$2,250	$(553)	$211	$90,722

(in thousands) Six Months Ended June 30, 2025	Beginning Balance	Provision for Credit Losses on Loans	Charge-offs	Recoveries	Ending Balance

Commercial real estate - non-owner occupied	$13,935	$1,317	$-	$26	$15,278
Commercial real estate - owner occupied	10,192	1,842	(38)	-	11,996
Total commercial real estate	24,127	3,159	(38)	26	27,274

Commercial and industrial - term	21,284	(1,707)	(342)	1,442	20,677
Commercial and industrial - lines of credit	6,496	1,445	-	-	7,941
Total commercial and industrial	27,780	(262)	(342)	1,442	28,618

Residential real estate - owner occupied	14,468	(210)	(50)	57	14,265
Residential real estate - non-owner occupied	5,154	(564)	(3)	-	4,587
Total residential real estate	19,622	(774)	(53)	57	18,852

Construction and land development	10,981	153	-	-	11,134
Home equity lines of credit	1,277	76	(10)	-	1,343
Consumer	2,531	696	(580)	230	2,877
Leases	370	20	-	-	390
Credit cards	255	82	(144)	41	234
Total	$86,943	$3,150	$(1,167)	$1,796	$90,722

The following tables present the amortized cost basis of non-performing loans and the amortized cost basis of loans on non-accrual status for which there was no related ACL losses:

	Non-accrual Loans		Past Due 90-Days-
(in thousands)	With No	Total	or-More and Still
June 30, 2026	Recorded ACL	Non-accrual	Accruing Interest

Commercial real estate - non-owner occupied	$573	$2,486	$2,435
Commercial real estate - owner occupied	—	3,708	508
Total commercial real estate	573	6,194	2,943

Commercial and industrial - term	33	3,152	194
Commercial and industrial - lines of credit	—	136	734
Total commercial and industrial	33	3,288	928

Residential real estate - owner occupied	364	7,888	247
Residential real estate - non-owner occupied	324	1,383	230
Total residential real estate	688	9,271	477

Construction and land development	—	—	584
Home equity lines of credit	—	79	—
Consumer	20	504	—
Leases	—	—	—
Credit cards	—	173	—
Total	$1,314	$19,509	$4,932

	Non-accrual Loans		Past Due 90-Days-
(in thousands)	With No	Total	or-More and Still
December 31, 2025	Recorded ACL	Non-accrual	Accruing Interest

Commercial real estate - non-owner occupied	$—	$283	$72
Commercial real estate - owner occupied	—	2,449	219
Total commercial real estate	—	2,732	291

Commercial and industrial - term	348	819	—
Commercial and industrial - lines of credit	—	182	—
Total commercial and industrial	348	1,001	—

Residential real estate - owner occupied	400	7,349	158
Residential real estate - non-owner occupied	324	1,173	—
Total residential real estate	724	8,522	158

Construction and land development	—	—	—
Home equity lines of credit	—	—	—
Consumer	20	278	—
Leases	—	—	—
Credit cards	—	52	—
Total	$1,092	$12,585	$449

For the three and six month periods ended June 30, 2026 and 2025, the amount of accrued interest income previously recorded as revenue and subsequently reversed due to the change in accrual status was immaterial.

For the three and six month periods ended June 30, 2026 and 2025, no interest income was recognized on loans on non-accrual status.

The following table presents the amortized cost basis and ACL allocated for collateral dependent loans, which are individually evaluated to determine expected credit losses:

(in thousands) June 30, 2026	Real Estate	Accounts Receivable / Equipment	Other	Total	ACL Allocation

Commercial real estate - non-owner occupied	$12,744	$-	$-	$12,744	$3,623
Commercial real estate - owner occupied	17,788	136	-	17,924	5,536
Total commercial real estate	30,532	136	-	30,668	9,159

Commercial and industrial - term	769	2,348	33	3,150	1,993
Commercial and industrial - lines of credit	293	598	-	891	566
Total commercial and industrial	1,062	2,946	33	4,041	2,559

Residential real estate - owner occupied	7,888	-	-	7,888	1,153
Residential real estate - non-owner occupied	1,772	-	-	1,772	614
Total residential real estate	9,660	-	-	9,660	1,767

Construction and land development	-	-	-	-	-
Home equity lines of credit	79	-	-	79	-
Consumer	-	-	500	500	-
Leases	-	-	-	-	-
Credit cards	-	-	-	-	-
Total collateral dependent loans	$41,333	$3,082	$533	$44,948	$13,485

(in thousands) December 31, 2025	Real Estate	Accounts Receivable / Equipment	Other	Total	ACL Allocation

Commercial real estate - non-owner occupied	$6,809	$-	$-	$6,809	$887
Commercial real estate - owner occupied	4,302	-	-	4,302	755
Total commercial real estate	11,111	-	-	11,111	1,642

Commercial and industrial - term	877	97	46	1,020	405
Commercial and industrial - lines of credit	289	-	382	671	306
Total commercial and industrial	1,166	97	428	1,691	711

Residential real estate - owner occupied	6,376	-	-	6,376	1,464
Residential real estate - non-owner occupied	1,608	-	-	1,608	470
Total residential real estate	7,984	-	-	7,984	1,934

Construction and land development	-	-	-	-	-
Home equity lines of credit	-	-	-	-	-
Consumer	-	-	272	272	-
Leases	-	-	-	-	-
Credit cards	-	-	-	-	-
Total collateral dependent loans	$20,261	$97	$700	$21,058	$4,287

The following tables present the aging of contractually past due loans by portfolio class:

(in thousands)		30-59 days	60-89 days	90 or more	Total Past	Total
June 30, 2026	Current	Past Due	Past Due	days Past Due	Due Loans	Loans

Commercial real estate - non-owner occupied	$2,144,688	$750	$1,452	$3,400	$5,602	$2,150,290
Commercial real estate - owner occupied	1,282,382	3,076	—	3,397	6,473	1,288,855
Total commercial real estate	3,427,070	3,826	1,452	6,797	12,075	3,439,145

Commercial and industrial - term	1,064,702	104	282	439	825	1,065,527
Commercial and industrial - lines of credit	639,598	679	685	2,422	3,786	643,384
Total commercial and industrial	1,704,300	783	967	2,861	4,611	1,708,911

Residential real estate - owner occupied	969,049	8,574	6,353	6,849	21,776	990,825
Residential real estate - non-owner occupied	473,602	438	504	1,575	2,517	476,119
Total residential real estate	1,442,651	9,012	6,857	8,424	24,293	1,466,944

Construction and land development	768,658	1,592	235	584	2,411	771,069
Home equity lines of credit	346,442	556	170	19	745	347,187
Consumer	113,143	533	174	504	1,211	114,354
Leases	12,665	—	—	—	—	12,665
Credit cards	22,046	1,074	181	173	1,428	23,474
Total	$7,836,975	$17,376	$10,036	$19,362	$46,774	$7,883,749

(in thousands)		30-59 days	60-89 days	90 or more	Total Past	Total
December 31, 2025	Current	Past Due	Past Due	days Past Due	Due Loans	Loans

Commercial real estate - non-owner occupied	$1,912,951	$2,042	$151	$108	$2,301	$1,915,252
Commercial real estate - owner occupied	1,120,790	383	—	723	1,106	1,121,896
Total commercial real estate	3,033,741	2,425	151	831	3,407	3,037,148

Commercial and industrial - term	896,911	71	84	510	665	897,576
Commercial and industrial - lines of credit	611,757	156	—	—	156	611,913
Total commercial and industrial	1,508,668	227	84	510	821	1,509,489

Residential real estate - owner occupied	862,509	8,514	4,137	6,705	19,356	881,865
Residential real estate - non-owner occupied	390,148	103	151	814	1,068	391,216
Total residential real estate	1,252,657	8,617	4,288	7,519	20,424	1,273,081

Construction and land development	751,897	—	—	—	—	751,897
Home equity lines of credit	284,707	369	39	—	408	285,115
Consumer	141,352	445	350	278	1,073	142,425
Leases	16,912	—	—	—	—	16,912
Credit cards	24,970	187	34	52	273	25,243
Total	$7,014,904	$12,270	$4,946	$9,190	$26,406	$7,041,310

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

As of June 30, 2026, the risk rating of loans based on year of origination was as follows:

							Revolving loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						amortized
June 30, 2026	2026	2025	2024	2023	2022	Prior	cost basis	Total

Commercial real estate - non-owner occupied:
Risk rating
Pass	$247,149	$426,803	$294,197	$366,351	$325,491	$406,035	$25,698	$2,091,724
OAEM	16,054	4,476	4,044	14,069	2,400	8,326	-	49,369
Substandard	4,949	137	-	696	-	929	-	6,711
Substandard non-performing	-	-	141	521	691	1,133	-	2,486
Doubtful	-	-	-	-	-	-	-	-
Total Commercial real estate non-owner occupied	$268,152	$431,416	$298,382	$381,637	$328,582	$416,423	$25,698	$2,150,290

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate - owner occupied:
Risk rating
Pass	$125,052	$202,270	$194,436	$180,253	$160,296	$348,059	$20,724	$1,231,090
OAEM	290	3,712	7,353	955	5,730	10,635	-	28,675
Substandard	2,252	3,136	2,278	3,790	2,873	11,053	-	25,382
Substandard non-performing	686	1,451	240	-	151	1,180	-	3,708
Doubtful	-	-	-	-	-	-	-	-
Total Commercial real estate owner occupied	$128,280	$210,569	$204,307	$184,998	$169,050	$370,927	$20,724	$1,288,855

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial and industrial - term:
Risk rating
Pass	$263,225	$258,331	$178,710	$122,585	$105,771	$117,570	$-	$1,046,192
OAEM	908	3,453	7,620	129	1,593	-	-	13,703
Substandard	1,271	-	-	243	17	949	-	2,480
Substandard non-performing	-	878	1,406	33	519	316	-	3,152
Doubtful	-	-	-	-	-	-	-	-
Total Commercial and industrial - term	$265,404	$262,662	$187,736	$122,990	$107,900	$118,835	$-	$1,065,527

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial and industrial - lines of credit
Risk rating
Pass	$28,884	$18,691	$2,223	$6,717	$1,177	$3,286	$547,485	$608,463
OAEM	-	-	2,151	-	-	-	20,959	23,110
Substandard	-	-	-	-	-	36	11,639	11,675
Substandard non-performing	-	-	-	-	-	36	100	136
Doubtful	-	-	-	-	-	-	-	-
Total Commercial and industrial - lines of credit	$28,884	$18,691	$4,374	$6,717	$1,177	$3,358	$580,183	$643,384

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

(continued)

(continued)
							Revolving loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						amortized
June 30, 2026	2026	2025	2024	2023	2022	Prior	cost basis	Total

Residential real estate - owner occupied
Risk rating
Pass	$95,471	$160,850	$155,393	$141,361	$154,782	$273,332	$-	$981,189
OAEM	147	-	180	-	-	289	-	616
Substandard	-	-	-	59	8	1,065	-	1,132
Substandard non-performing	346	497	1,848	1,764	1,791	1,642	-	7,888
Doubtful	-	-	-	-	-	-	-	-
Total Residential real estate - owner occupied	$95,964	$161,347	$157,421	$143,184	$156,581	$276,328	$-	$990,825

Current period gross charge offs	$(100)	$-	$-	$(22)	$(43)	$-	$-	$(165)

Residential real estate - non-owner occupied
Risk rating
Pass	$46,466	$90,686	$71,764	$64,988	$71,555	$127,998	$-	$473,457
OAEM	-	-	-	-	-	950	-	950
Substandard	-	230	-	-	-	99	-	329
Substandard non-performing	-	-	-	1,080	178	125	-	1,383
Doubtful	-	-	-	-	-	-	-	-
Total Residential real estate - non-owner occupied	$46,466	$90,916	$71,764	$66,068	$71,733	$129,172	$-	$476,119

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Construction and land development
Risk rating
Pass	$144,910	$320,773	$142,807	$103,995	$46,233	$3,881	$7,609	$770,208
OAEM	-	-	-	-	-	-	-	-
Substandard	-	861	-	-	-	-	-	861
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Construction and land development	$144,910	$321,634	$142,807	$103,995	$46,233	$3,881	$7,609	$771,069

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Home equity lines of credit
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$347,001	$347,001
OAEM	-	-	-	-	-	-	3	3
Substandard	-	-	-	-	-	-	104	104
Substandard non-performing	-	-	-	-	-	-	79	79
Doubtful	-	-	-	-	-	-	-	-
Total Home equity lines of credit	$-	$-	$-	$-	$-	$-	$347,187	$347,187

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Risk rating
Pass	$14,108	$20,424	$11,533	$7,841	$7,212	$3,489	$49,215	$113,822
OAEM	-	-	-	-	-	28	-	28
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	50	148	285	10	11	-	504
Doubtful	-	-	-	-	-	-	-	-
Total Consumer	$14,108	$20,474	$11,681	$8,126	$7,222	$3,528	$49,215	$114,354
Current period gross charge offs	$(250)	$(40)	$(37)	$(60)	$(21)	$-	$-	$(408)

(continued)

(continued)
							Revolving loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						amortized
June 30, 2026	2026	2025	2024	2023	2022	Prior	cost basis	Total

Leases
Risk rating
Pass	$-	$4,515	$3,352	$3,182	$716	$648	$-	$12,413
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	252	-	-	252
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Leases	$-	$4,515	$3,352	$3,182	$968	$648	$-	$12,665

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Credit cards
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$23,301	$23,301
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	173	173
Doubtful	-	-	-	-	-	-	-	-
Total Credit cards	$-	$-	$-	$-	$-	$-	$23,474	$23,474

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$(135)	$(135)

Total loans
Risk rating
Pass	$965,265	$1,503,343	$1,054,415	$997,273	$873,233	$1,284,298	$1,021,033	$7,698,860
OAEM	17,399	11,641	21,348	15,153	9,723	20,228	20,962	116,454
Substandard	8,472	4,364	2,278	4,788	3,150	14,131	11,743	48,926
Substandard non-performing	1,032	2,876	3,783	3,683	3,340	4,443	352	19,509
Doubtful	-	-	-	-	-	-	-	-
Total Loans	$992,168	$1,522,224	$1,081,824	$1,020,897	$889,446	$1,323,100	$1,054,090	$7,883,749

Current period gross charge offs*	$(350)	$(40)	$(37)	$(82)	$(64)	$-	$(135)	$(708)

*Current period gross charge offs represent year-to-date activity.

As of December 31, 2025, the risk rating of loans based on year of origination was as follows:

							Revolving loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						amortized
December 31, 2025	2025	2024	2023	2022	2021	Prior	cost basis	Total

Commercial real estate - non-owner occupied:
Risk rating
Pass	$473,903	$308,918	$322,311	$304,074	$234,941	$198,207	$21,473	$1,863,827
OAEM	16,521	2,271	11,620	2,240	7,638	5,945	-	46,235
Substandard	138	-	1,219	595	2,747	208	-	4,907
Substandard non-performing	-	151	-	-	-	132	-	283
Doubtful	-	-	-	-	-	-	-	-
Total Commercial real estate non-owner occupied	$490,562	$311,340	$335,150	$306,909	$245,326	$204,492	$21,473	$1,915,252

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate - owner occupied:
Risk rating
Pass	$206,283	$143,496	$173,577	$165,211	$167,487	$210,266	$16,784	$1,083,104
OAEM	1,613	4,308	1,774	4,632	1,264	5,225	-	18,816
Substandard	5,279	2,156	3,896	3,140	2,861	195	-	17,527
Substandard non-performing	1,184	240	-	158	714	153	-	2,449
Doubtful	-	-	-	-	-	-	-	-
Total Commercial real estate owner occupied	$214,359	$150,200	$179,247	$173,141	$172,326	$215,839	$16,784	$1,121,896

Current period gross charge offs	$-	$(99)	$-	$(38)	$-	$-	$-	$(137)

Commercial and industrial - term:
Risk rating
Pass	$264,366	$239,708	$129,940	$127,077	$84,782	$38,764	$-	$884,637
OAEM	341	7,853	392	1,020	-	-	-	9,606
Substandard	-	-	82	1,162	1,238	32	-	2,514
Substandard non-performing	198	15	46	9	-	551	-	819
Doubtful	-	-	-	-	-	-	-	-
Total Commercial and industrial - term	$264,905	$247,576	$130,460	$129,268	$86,020	$39,347	$-	$897,576

Current period gross charge offs	$-	$(350)	$(328)	$(56)	$(4)	$-	$-	$(738)

Commercial and industrial - lines of credit
Risk rating
Pass	$62,731	$77,599	$5,292	$586	$1,852	$1,905	$425,487	$575,452
OAEM	485	2,258	-	-	-	-	13,955	16,698
Substandard	-	-	-	-	-	-	19,581	19,581
Substandard non-performing	182	-	-	-	-	-	-	182
Doubtful	-	-	-	-	-	-	-	-
Total Commercial and industrial - lines of credit	$63,398	$79,857	$5,292	$586	$1,852	$1,905	$459,023	$611,913

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$(287)	$(287)

(continued)

(continued)
							Revolving loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						amortized
December 31, 2025	2025	2024	2023	2022	2021	Prior	cost basis	Total

Residential real estate - owner occupied
Risk rating
Pass	$166,712	$147,066	$136,367	$152,065	$140,120	$131,827	$-	$874,157
OAEM	151	-	-	-	77	-	-	228
Substandard	-	-	-	10	-	121	-	131
Substandard non-performing	602	1,459	2,676	1,956	-	656	-	7,349
Doubtful	-	-	-	-	-	-	-	-
Total Residential real estate - owner occupied	$167,465	$148,525	$139,043	$154,031	$140,197	$132,604	$-	$881,865

Current period gross charge offs	$(25)	$-	$(252)	$-	$(26)	$(5)	$-	$(308)

Residential real estate - non-owner occupied
Risk rating
Pass	$79,805	$66,030	$54,464	$64,198	$61,721	$63,348	$-	$389,566
OAEM	-	-	-	-	-	163	-	163
Substandard	-	-	208	-	-	106	-	314
Substandard non-performing	-	-	878	159	-	136	-	1,173
Doubtful	-	-	-	-	-	-	-	-
Total Residential real estate - non-owner occupied	$79,805	$66,030	$55,550	$64,357	$61,721	$63,753	$-	$391,216

Current period gross charge offs	$-	$(150)	$(3)	$-	$-	$(3)	$-	$(156)

Construction and land development
Risk rating
Pass	$253,687	$254,341	$182,016	$44,909	$3,095	$1,687	$12,162	$751,897
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Construction and land development	$253,687	$254,341	$182,016	$44,909	$3,095	$1,687	$12,162	$751,897

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Home equity lines of credit
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$284,064	$284,064
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	1,051	1,051
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Home equity lines of credit	$-	$-	$-	$-	$-	$-	$285,115	$285,115

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$(10)	$(10)

Consumer
Risk rating
Pass	$27,560	$13,948	$9,927	$8,561	$3,838	$650	$77,663	$142,147
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	21	126	110	12	-	9	-	278
Doubtful	-	-	-	-	-	-	-	-
Total Consumer	$27,581	$14,074	$10,037	$8,573	$3,838	$659	$77,663	$142,425
Current period gross charge offs	$(857)	$(72)	$(97)	$(36)	$(5)	$(36)	$-	$(1,103)

(continued)

(continued)
							Revolving loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						amortized
December 31, 2025	2025	2024	2023	2022	2021	Prior	cost basis	Total

Leases
Risk rating
Pass	$6,848	$3,880	$3,831	$1,014	$836	$137	$-	$16,546
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	366	-	-	-	366
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Leases	$6,848	$3,880	$3,831	$1,380	$836	$137	$-	$16,912

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Credit cards
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$25,191	$25,191
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	52	52
Doubtful	-	-	-	-	-	-	-	-
Total Credit cards	$-	$-	$-	$-	$-	$-	$25,243	$25,243

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$(303)	$(303)

Total loans
Risk rating
Pass	$1,541,895	$1,254,986	$1,017,725	$867,695	$698,672	$646,791	$862,824	$6,890,588
OAEM	19,111	16,690	13,786	7,892	8,979	11,333	13,955	91,746
Substandard	5,417	2,156	5,405	5,273	6,846	662	20,632	46,391
Substandard non-performing	2,187	1,991	3,710	2,294	714	1,637	52	12,585
Doubtful	-	-	-	-	-	-	-	-
Total Loans	$1,568,610	$1,275,823	$1,040,626	$883,154	$715,211	$660,423	$897,463	$7,041,310

Current period gross charge offs*	$(882)	$(671)	$(680)	$(130)	$(35)	$(44)	$(600)	$(3,042)

*Current period gross charge offs represent year-to-date activity.

For certain loan classes, such as credit cards, credit quality is evaluated based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in credit cards based on payment activity:

	June 30,	December 31,
(in thousands)	2026	2025
Credit cards
Performing	$23,301	$25,191
Non-performing	173	52
Total credit cards	$23,474	$25,243

Bancorp had $1 million in residential real estate loans for which formal foreclosure proceedings were in process at both June 30, 2026 and December 31, 2025.

Modifications to Borrowers Experiencing Financial Difficulty

During the three and six month periods ended June 30, 2026 and 2025, there were no modifications made to loans for borrowers experiencing financial difficulty and there were no payment defaults of existing modified loans within 12 months following modification. Default is determined at 90 days or more past due, charge off, or foreclosure.

(5)	Goodwill

As of June 30, 2026, goodwill totaled $238 million, of which $207 million was attributed to the commercial banking segment and $31 million was attributed to WM&T. As of December 31, 2025, goodwill totaled $194 million, of which $172 million was attributed to the commercial banking segment and $22 million is attributed to WM&T.

Goodwill totaling $44 million related to the FM acquisition was recorded as of June 30, 2026. Management has up to 12 months following the date of acquisition to finalize fair values of the acquired assets and assumed liabilities related to the FM acquisition. During this measurement period, Bancorp may record subsequent adjustments to goodwill for provisional amounts recorded at the acquisition date.

The following table presents the changes in the carrying amount of goodwill:

	June 30,	December 31,
(in thousands)	2026	2025
Balance at the beginning of the period	$194,074	$194,074
Acquisitions and adjustments	44,263	-
Balance at the end of the period	$238,337	$194,074

Goodwill and intangible assets with indefinite useful lives will not be amortized, but instead will be tested for impairment at least annually. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. Bancorp’s annual goodwill impairment test is conducted as of October 1 of each year or more often as situations dictate.

At October 1, 2025, Bancorp performed its annual qualitative assessment to determine if it was more-likely-than-not that the fair value of the reporting units exceeded their carrying value, including goodwill. The qualitative assessment indicated that it was not more-likely-than-not that the carrying value of the reporting units exceeded their fair value.

(6)	Core Deposit and Customer List Intangible Assets

The following is a summary of the gross carrying amount and accumulated amortization of amortizable intangible assets:

	June 30, 2026			December 31, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Amortizable intangible assets:
Core deposit intangibles	$38,114	$(15,091)	$23,023	$20,191	$(13,503)	$6,688
Customer list intangibles	16,809	(7,142)	9,667	11,856	(6,384)	5,472
Total amortizable intangible assets	$54,923	$(22,233)	$32,690	$32,047	$(19,887)	$12,160

CDI and CLI assets totaling $18 million and $5 million, respectively, were added in relation to the FM acquisition as of the acquisition date.

Amortization expense for all amortizable intangible assets totaled $1.5 million and $2.3 million for the three and six month periods ended June 30, 2026. Amortization expense for all amortizable intangible assets totaled $915,000 and $1.8 million for the three and six month periods ended June 30, 2025.

Future CDI and CLI amortization expense is estimated as follows:

(in thousands)	CDI	CLI
Remainder of 2026	$2,782	$1,058
2027	4,987	1,905
2028	4,232	1,662
2029	3,410	1,420
2030	2,700	1,178
Thereafter	4,912	2,444
Total future expense	$23,023	$9,667

(7)	Other Assets

A summary of the major components of other assets follows:

	June 30,	December 31,
(in thousands)	2026	2025
Cash surrender value of life insurance other than BOLI	$23,422	$22,156
Net deferred tax asset	45,623	44,667
Investments in tax credit partnerships	196,165	194,643
Derivative assets	3,389	4,501
Prepaid assets	8,825	8,818
WM&T fees receivable	5,969	5,253
Mortgage servicing rights	10,914	10,189
Other real estate owned	440	190
Other	31,562	14,589
Total other assets	$326,309	$305,006

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

The effective tax rate, which is the provision for income taxes as a percentage of income before income taxes, was 20.91% for the six months ended June 30, 2026 compared to 20.42% for the same period of the prior year.

(9)	Deposits

The composition of deposits follows:

(in thousands)	June 30, 2026	December 31, 2025
Non-interest bearing demand deposits	$1,659,007	$1,435,846
Interest bearing deposits:
Interest bearing demand	3,223,367	2,886,406
Savings	478,559	420,382
Money market	1,273,593	1,311,969

Time deposits of $250 thousand or more	592,811	567,404
Other time deposits	1,258,760	1,169,130
Total time deposits	1,851,571	1,736,534

Total interest bearing deposits	6,827,090	6,355,291
Total deposits	$8,486,097	$7,791,137

Deposits totaling approximately $765 million were assumed as a result of the FM acquisition.

(10)	Securities Sold Under Agreements to Repurchase

SSUAR represent a funding source of Bancorp and are used by commercial customers in conjunction with collateralized corporate cash management accounts. Such repurchase agreements are considered financing agreements and mature within one business day from the transaction date. Bancorp’s repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of setoff in the event of default or in the event of bankruptcy of either party to the transactions. Bancorp reports its repurchase agreements to these arrangements on a gross basis. At June 30, 2026 and December 31, 2025, all of these financing arrangements had overnight maturities. The lender agrees to resell substantially the same securities to Bancorp at the maturity of the repurchase agreement. Should the fair value of the securities pledged as collateral fall below the associated repurchase agreements, Bancorp would be required to pledge additional securities. To mitigate the risk of under-collateralization due to balance fluctuations, Bancorp generally pledges more in securities than the associated repurchase agreements.

Information concerning SSUAR follows:

(dollars in thousands)	June 30, 2026	December 31, 2025
Outstanding balance at end of period	$102,695	$112,476
Weighted average interest rate at end of period	1.82%	1.80%

Fair value of securities pledged:
Mortgage backed securities	$134,448	$116,097
Government sponsored agency obligations	12,596	12,811
Total securities pledged	$147,044	$128,908

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2026	2025	2026	2025
Average outstanding balance during the period	$80,061	$128,493	$86,515	$143,655
Average interest rate during the period	1.72%	1.95%	1.74%	2.02%
Maximum outstanding at any month end during the period	$102,695	$151,222	$102,695	$151,483

The following table presents information regarding the Company’s repurchase agreements as if they had been presented on a net basis:

(dollars in thousands)	Gross amount of recognized liabilities	Gross amount offset in the balance sheet	Net amount of liabilities presented in the balance sheet	Investment securities posted as collateral	Net amount
June 30, 2026
Repurchase agreements	$102,695	$-	$102,695	$(102,695)	$-
December 31, 2025
Repurchase agreements	$112,476	$-	$112,476	$(112,476)	$-

(1) Amounts disclosed for collateral received by or posted to the same counterparty include the fair value of investment securities up to and not exceedng the amount or the repurchase agreement liability presented in the balance sheet. The fair value of the total collateral received by or posted to the same counterparty may exceed the amounts presented.

(11)	Subordinated Debentures

As a result of its acquisition of Commonwealth Bancshares, Inc. on March 7, 2022, Bancorp became the 100% successor owner of the following unconsolidated trust subsidiaries: Commonwealth Statutory Trust III, Commonwealth Statutory Trust IV and Commonwealth Statutory Trust V. The sole assets of the trust subsidiaries represent the proceeds of offerings loaned in exchange for subordinated debentures with similar terms to the TPS. The TPS are treated as part of Tier I Capital. The subordinated notes and related interest expense are included in Bancorp’s consolidated financial statements. The subordinated notes are currently redeemable at Bancorp’s option on a quarterly basis. Bancorp chose not to redeem the subordinated notes on July 1, 2026 and carried the notes at the costs noted below at June 30, 2026:

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

(12)	FHLB Advances and Other Borrowings

FHLB advances outstanding at June 30, 2026 consisted of a rolling $300 million three-month advance that matures in August 2026, which Bancorp utilizes in conjunction with interest rate swaps in an effort to hedge cash flows. FHLB advances outstanding at December 31, 2025 consisted of a rolling $300 million three-month advance that matured in February 2026, which was also utilized in conjunction with the previously mentioned interest rate swaps.

Information regarding FHLB advances follows. The average interest rate information provided includes the benefit associated with the related interest rate swaps:

(dollars in thousands)	June 30, 2026	December 31, 2025
Outstanding balance at end of period	$300,000	$300,000
Weighted average interest rate at end of period	3.86%	3.85%

FHLB advances are collateralized by certain CRE and residential real estate mortgage loans under blanket mortgage collateral pledge agreements. Bancorp views these advances as an effective lower-costing funding option compared to other alternatives, such as brokered deposits, to fund loan growth. At June 30, 2026 and December 31, 2025, the amount of available credit from the FHLB totaled $1.49 billion and $1.47 billion, respectively.

Bancorp also had unsecured available FFP lines with correspondent banks totaling $80 million at both June 30, 2026 and December 31, 2025, respectively. There were no outstanding balances associated with these lines as of both June 30, 2026 and December 31, 2025.

(13)	Commitments and Contingent Liabilities

As of June 30, 2026 and December 31, 2025, Bancorp had various commitments outstanding that arose in the normal course of business which are properly not reflected in the condensed consolidated financial statements. Total off-balance sheet commitments to extend credit follows:

(in thousands)	June 30, 2026	December 31, 2025
Commercial and industrial	$880,692	$811,568
Construction and development	568,018	639,190
Home equity lines of credit	489,301	429,070
Credit cards	66,291	90,673
Overdrafts	82,013	54,863
Standby letters of credit	27,415	28,410
Other	111,232	99,462
Future loan commitments	266,002	177,135
Total off balance sheet commitments to extend credit	$2,490,964	$2,330,371

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

The ACL for off balance sheet credit exposures, which is separate from the ACL for loans and recorded in other liabilities on the consolidated balance sheets, was $8.3 million and $7.9 million as of June 30, 2026 and December 31, 2025, respectively. While no provision expense was recorded for off balance sheet credit exposures for the three and six months ended June 30, 2026, the liability was increased as a result of the line of credit portfolio added through the FM acquisition, with the corresponding offset recorded to goodwill (as opposed to provision expense). The lack of expense for the first half of 2026, is consistent with lower availability (excluding acquisition-related activity) stemming from improved utilization.

Negative provision (credit to expense) of $75,000 was recorded for off balance sheet credit expopsures for the three and six month periods ended June 30, 2025, as line of credit utilization improved during the first half of 2025, which reduced the reserve necessary for line availability during the prior year period.

Standby letters of credit are conditional commitments issued by Bancorp to guarantee the performance of a customer to a first party beneficiary. Those guarantees are primarily issued to support commercial transactions. Standby letters of credit generally have maturities of one to two years.

Certain commercial customers require confirmation of Bancorp’s letters of credit by other banks since Bancorp does not have a rating by a national rating agency. Terms of the agreements range from one month to a year with certain agreements requiring between one and six months’ notice to cancel. If an event of default on all contracts had occurred at June 30, 2026, Bancorp would have been required to make payments of approximately $4.1 million, or the maximum amount payable under those contracts. No payments have ever been required because of default on these contracts. These agreements are normally secured by collateral acceptable to Bancorp, which limits credit risk associated with the agreements.

Bancorp also utilizes standby letters of credit through the FHLB as a means of collateralizing certain public fund deposit relationships. These letters of credit are issued to such depositors by FHLB on behalf of Bancorp, guaranteeing collateralization of their deposits in excess of FDIC-insured coverage, and are backed by the Company’s collateral-based borrowing capacity. As of June 30, 2026, such standby letters of credit totaled $56 million.

Bancorp periodically invests in certain partnerships that generate federal income tax credits, which result in contribution commitments. Such commitments are recorded in other liabilities on the consolidated balance sheets. While contributions are made periodically over the life of the respective investments, which can be up to 10 years depending on the type of investment, the majority of contributions associated with a respective investment are made within the first few years after entering the partnership. Bancorp invested in several larger tax credit partnerships in recent years, which have served as an economical means of fulfilling CRA goals. As of June 30, 2026, tax credit contribution commitments of $94 million were recorded in other liabilities on the consolidated balance sheets.

As of June 30, 2026, in the normal course of business, there were pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate result of these legal actions and proceedings will not have a material adverse effect on the consolidated financial position or results of operations of Bancorp.

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

Mortgage banking derivatives – Mortgage banking derivatives used in the ordinary course of business consist primarily of mandatory forward sales contracts and interest rate lock loan commitments. The fair value of Bancorp’s mandatory forward sales contracts is primarily measured by obtaining pricing from broker-dealers recognized to be market participants. The pricing is derived from observable market inputs that can generally be verified and do not typically involve significant judgement by Bancorp (Level 2 inputs). While the fair value measurement of Bancorp’s interest rate lock commitments incorporate similar observable inputs, it also includes assumptions that utilize inputs related to the probability of a mortgage loan ultimately closing and funding, otherwise known as a “pull-through” rate. The determination of this rate requires management judgement and significant unobservable inputs (Level 3 inputs).

As of June 30, 2026, the weighted average pull-through rate was 85.5%, with a range of 67.3% to 99.0%. As of December 31, 2025, the weighted average pull-through rate was 84.4%, with a range of 65.1% to 98.1%. These weighted averages were calculated based on the relative loan amount of the instruments.

Interest rate swap agreements – Interest rate swaps are valued using valuations received from the relevant dealer counterparty. These valuations consider multiple observable market inputs, including interest rate yield curves, time value and volatility factors (Level 2 inputs).

Carrying values of assets measured at fair value on a recurring basis follows:

	Fair Value Measurements Using:			Total
June 30, 2026 (in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Available for sale debt securities:
Government sponsored enterprise obligations	$—	$67,950	$—	$67,950
Mortgage backed securities - government agencies	—	495,236	—	495,236
Obligations of states and political subdivisions	—	102,527	—	102,527
Other	—	476	—	476

Total available for sale debt securities	$—	666,189	—	666,189

Mortgage loans held for sale	—	8,262	—	8,262
Rate lock loan commitments	—	—	463	463
Interest rate swap assets	—	7,802	—	7,802
Total assets	$—	$682,253	$463	$682,716

Liabilities:
Interest rate swap liabilities	$—	$6,090	$—	$6,090
Mandatory forward contracts	—	52	—	52
Total liabilities	$—	$6,142	$—	$6,142

	Fair Value Measurements Using:			Total
December 31, 2025 (in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Available for sale debt securities:
Government sponsored enterprise obligations	$—	$72,819	$—	$72,819
Mortgage backed securities - government agencies	—	535,007	—	535,007
Obligations of states and political subdivisions	—	113,754	—	113,754
Other	—	531	—	531

Total available for sale debt securities	—	722,111	—	722,111

Mortgage loans held for sale	—	6,247	—	6,247
Rate lock loan commitments	—	—	333	333
Interest rate swap assets	—	4,501	—	4,501
Total assets	$—	$732,859	$333	$733,192

Liabilities:
Interest rate swap liabilities	$—	$6,319	$—	$6,319
Mandatory forward contracts	—	49	—	49
Total liabilities	$—	$6,368	$—	$6,368

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

Carrying values of assets measured at fair value on a non-recurring basis follows:

					Losses recorded
					Six months
	Fair Value Measurements Using:			Total	ended
June 30, 2026 (in thousands)	Level 1	Level 2	Level 3	Fair Value	June 30, 2026

Collateral dependent loans	$—	$—	$19,919	$19,919	$45
Other real estate owned	—	—	440	440	—

					Losses recorded
					Six months
	Fair Value Measurements Using:			Total	ended
December 31, 2025 (in thousands)	Level 1	Level 2	Level 3	Fair Value	June 30, 2025

Collateral dependent loans	$—	$—	$14,684	$14,684	$10
Other real estate owned	—	—	190	190	—

There were no liabilities measured at fair value on a non-recurring basis at June 30, 2026 and December 31, 2025.

For Level 3 assets measured at fair value on a non-recurring basis, the significant unobservable inputs used in the fair value measurements are presented below.

	June 30, 2026
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of inputs			Weighted Average (1)
Collateral dependent loans	$19,919	Appraisal	Appraisal discounts	0.0	-	100.0%	36.6%
Other real estate owned	440	Appraisal	Appraisal discounts	4.3	-	20.1	13.7

	December 31, 2025
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of inputs			Weighted Average (1)
Collateral dependend loans	$14,684	Appraisal	Appraisal discounts	0.0	-	100.0%	22.6%
Other real estate owned	190	Appraisal	Appraisal discounts		15.4		15.4

(1) The weighted average discount rate was calculated based on the relative carrying value of the instruments.

(15)	Disclosure of Financial Instruments Not Reported at Fair Value

GAAP requires disclosure of the fair value of financial assets and liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis. The estimated fair values of Bancorp’s financial instruments not measured at fair value on a recurring or non-recurring basis follows:

	Carrying		Fair Value Measurements Using:
June 30, 2026 (in thousands)	amount	Fair value	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$842,831	$842,831	$842,831	$—	$—
HTM debt securities	185,969	167,613	—	167,613	—
Federal Home Loan Bank stock	24,934	24,934	—	24,934	—
Loans, net	7,774,655	7,709,050	—	—	7,709,050
Accrued interest receivable	31,366	31,366	—	31,366	—
Mortgage servicing rights	10,914	24,938	—	—	24,938

Liabilities
Non-interest bearing deposits	$1,659,007	$1,659,007	$1,659,007	$—	$—
Transaction deposits	4,975,519	4,975,519	—	4,975,519	—
Time deposits	1,851,571	1,846,970	—	1,846,970	—
Securities sold under agreement to repurchase	102,695	102,695	—	102,695	—
Federal funds purchased	7,385	7,385	—	7,385	—
Subordinated debentures	26,806	26,299	—	26,299	—
FHLB advances	300,000	294,326	—	294,326	—
Accrued interest payable	3,076	3,076	—	3,076	—

	Carrying		Fair Value Measurements Using:
December 31, 2025 (in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$886,376	$886,376	$886,376	$—	$—
HTM debt securities	198,946	181,203	1,982	179,221	—
Federal Home Loan Bank stock	20,717	20,717	—	20,717	—
Loans, net	6,949,443	6,872,537	—	—	6,872,537
Accrued interest receivable	28,783	28,783	—	28,783	—
Mortgage servicing rights	10,189	22,237	—	—	22,237

Liabilities
Non-interest bearing deposits	$1,435,846	$1,435,846	$1,435,846	$—	$—
Transaction deposits	4,618,757	4,618,757	—	4,618,757	—
Time deposits	1,736,534	1,740,161	—	1,740,161	—
Securities sold under agreement to repurchase	112,476	112,476	—	112,476	—
Federal funds purchased	7,289	7,289	—	7,289	—
Subordinated debentures	26,806	26,547	—	26,547	—
FHLB advances	300,000	297,101	—	297,101	—
Accrued interest payable	1,740	1,740	—	1,740	—

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

Activity for mortgage loans held for sale, at fair value, was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Balance, beginning of period:	$5,758	$7,797	$6,247	$6,286
Origination of mortgage loans held for sale	47,609	37,536	79,696	68,063
Loans held for sale acquired	681	—	681	—
Proceeds from the sale of mortgage loans held for sale	(46,390)	(41,142)	(79,608)	(70,712)
Net gain realized on sale of mortgage loans held for sale	604	823	1,246	1,377
Balance, end of period	$8,262	$5,014	$8,262	$5,014

The following table represents the components of Mortgage banking income:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025

Net gain realized on sale of mortgage loans held for sale	$604	$823	$1,246	$1,377
Net change in fair value recognized on loans held for sale	102	(92)	21	(24)
Net change in fair value recognized on rate lock loan commitments	18	(134)	118	221
Net change in fair value recognized on forward contracts	(80)	(19)	4	(231)
Net gain recognized	644	578	1,389	1,343

Net loan servicing income	854	788	1,684	1,604
Amortization of mortgage servicing rights	(597)	(402)	(1,298)	(1,133)
Change in mortgage servicing rights valuation allowance	-	-	-	-
Net servicing income recognized	257	386	386	471

Other mortgage banking income	112	130	168	197
Total mortgage banking income	$1,013	$1,094	$1,943	$2,011

Activity for capitalized mortgage servicing rights was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025

Balance, beginning of period	$9,776	$10,817	$10,189	$11,333
MSRs acquired	1,267	—	1,267	—
Additions for mortgage loans sold	468	291	756	506
Amortization	(597)	(402)	(1,298)	(1,133)
Impairment	—	—	—	—
Balance, end of period	$10,914	$10,706	$10,914	$10,706

The estimated fair value of MSRs at June 30, 2026 and December 31, 2025 was $25 million and $22 million, respectively. There was no valuation allowance recorded for MSRs as of June 30, 2026 and December 31, 2025, as fair value exceeded carrying value. The fair value of MSRs at June 30, 2026 was determined using discount rates ranging from 9.5% to 12.5%, prepayment speeds ranging from 7.3% to 10.1%, depending on the characteristics of the specific rights (rate, maturity, etc.), and a weighted average default rate of 0.5%. The fair value of MSRs at December 31, 2025 was determined using discount rates ranging from 9.5% to 12.5%, prepayment speeds ranging from 6.8% to 11.8%, depending on the characteristics of the specific rights, and a weighted average default rate of 0.5%.

Total outstanding principal balances of loans serviced for others were $1.80 billion and $1.73 billion at June 30, 2026 and December 31, 2025, respectively.

(17)	Accumulated Other Comprehensive Income (Loss)

The following table illustrates activity within the balances of AOCI, net of tax, by component:

	Net unrealized	Net unrealized	Minimum
	gains (losses)	gains (losses)	pension
	on available for	on cash	liability
(in thousands)	sale debt securities	flow hedges	adjustment	Total
Three months ended June 30, 2026
Balance, beginning of period	$(61,035)	$(208)	$43	$(61,200)
Other comprehensive income (loss) before reclassifications	(1,908)	2,028	-	120
Amounts reclassified from accumulated other comprehensive income (loss)	-	(42)	-	(42)
Income tax benefit (expense)	469	(478)		(9)
Net current period other comprehensive income (loss)	(1,439)	1,508	-	69
Balance, end of period	$(62,474)	$1,300	$43	$(61,131)

Three months ended June 30, 2025
Balance, beginning of period	$(80,223)	$266	$117	$(79,840)
Other comprehensive income (loss) before reclassifications	8,028	(2,500)	-	5,528
Amounts reclassified from accumulated other comprehensive income (loss)	-	490	-	490
Income tax benefit (expense)	(1,973)	484	-	(1,489)
Net current period other comprehensive income (loss)	6,055	(1,526)	-	4,529
Balance, end of period	$(74,168)	$(1,260)	$117	$(75,311)

	Net unrealized	Net unrealized	Minimum
	gains (losses)	gains (losses)	pension
	on available for	on cash	liability
(in thousands)	sale debt securities	flow hedges	adjustment	Total
Six months ended June 30, 2026
Balance, beginning of period	$(59,825)	$(1,493)	$43	$(61,275)
Other comprehensive income (loss) before reclassifications	(3,508)	3,727	-	219
Amounts reclassified from accumulated other comprehensive income (loss)	-	(51)	-	(51)
Income tax benefit (expense)	859	(883)		(24)
Net current period other comprehensive income (loss)	(2,646)	2,790	-	144
Balance, end of period	$(62,474)	$1,300	$43	$(61,131)

Six months ended June 30, 2025
Balance, beginning of period	$(94,190)	$2,922	$117	$(91,151)
Other comprehensive income (loss) before reclassifications	26,543	(6,489)	-	20,054
Amounts reclassified from accumulated other comprehensive income (loss)	-	983	-	983
Income tax benefit (expense)	(6,521)	1,324	-	(5,197)
Net current period other comprehensive income (loss)	20,022	(4,182)	-	15,840
Balance, end of period	$(74,168)	$(1,260)	$117	$(75,311)

(18)	Preferred Stock

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

The following table reflects net income (numerator) and average shares outstanding (denominator) for basic and diluted net income per share computations:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share data)	2026	2025	2026	2025
Net income	$40,057	$34,024	$76,652	$67,295

Weighted average shares outstanding - basic	30,442	29,364	29,917	29,356
Dilutive securities	126	141	121	147
Weighted average shares outstanding- diluted	30,568	29,505	30,038	29,503

Net income per share - basic	$1.32	$1.16	$2.56	$2.29
Net income per share - diluted	1.31	1.15	2.55	2.28

Certain SARs that were excluded from the EPS calculation because their impact was antidilutive were as follows:

	Three months ended		Six months ended
(shares in thousands)	June 30,		June 30,
	2026	2025	2026	2025
Antidilutive SARs	88	26	79	20

(20)	Stock-Based Compensation

At Bancorp's 2015 Annual Meeting of Shareholders, shareholders approved the 2015 Omnibus Equity Compensation Plan and authorized the shares available from the expiring 2005 plan for future awards under the 2015 plan. In 2018, shareholders approved an additional 500,000 shares for issuance under the plan. Shareholders approved an additional 1 million shares for issuance under the plan at Bancorp’s 2024 Annual Meeting of Shareholders on April 25, 2024. As of June 30, 2026, there were 856,000 shares available for future awards. The 2015 Stock Incentive Plan has no defined expiration date.

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

Bancorp utilized cash of $325,000 and $344,000 during the first six months of 2026 and 2025, respectively, for the purchase of shares upon the vesting of RSUs.

Bancorp has recognized stock-based compensation expense for SARs, RSAs and PSUs within compensation expense and RSUs for directors within other non-interest expense, as follows:

	Three months ended June 30, 2026
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$135	$548	$105	$471	$1,259
Deferred tax benefit	(29)	(115)	(22)	(99)	(265)
Total net expense	$106	$433	$83	$372	$994

	Three months ended June 30, 2025
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$112	$489	$135	$385	$1,121
Deferred tax benefit	(23)	(102)	(28)	(81)	(234)
Total net expense	$89	$387	$107	$304	$887

	Six months ended June 30, 2026
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$255	$1,094	$237	$960	$2,546
Deferred tax benefit	(54)	(230)	(50)	(202)	(536)
Total net expense	$201	$864	$187	$758	$2,010

	Six months ended June 30, 2025
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$215	$939	$267	$853	$2,274
Deferred tax benefit	(45)	(197)	(56)	(180)	(478)
Total net expense	$170	$742	$211	$673	$1,796

Detail of unrecognized stock-based compensation expense follows:

	Stock
(in thousands)	Appreciation	Restricted	Restricted	Performance
Year ended	Rights	Stock Awards	Stock Units	Stock Units	Total

Remainder of 2026	$273	$1,107	$191	$944	$2,515
2027	482	1,942	1	1,887	4,312
2028	393	1,573	—	678	2,644
2029	278	1,223	—	—	1,501
2030	159	699	—	—	858
2031	22	58	—	—	80
Total estimated future expense	$1,607	$6,602	$192	$3,509	$11,910

The following table summarizes SARs activity and related information:

								Weighted
					Weighted		Weighted	average
					average	Aggregate	average	remaining
		Exercise			exercise	intrinsic	fair	contractual
(in thousands, except per share and life data)	SARs	price			price	value(1)	value	life (in years)
Outstanding, January 1, 2025	340	$25.76	-	$74.92	$43.41	$9,774	$8.69	5.3
Granted	26	67.85	-	75.21	74.93	—	23.63
Exercised	(28)	25.76	-	40.00	29.67	1,332	4.32
Forfeited	—		—		—	—	—
Outstanding, December 31, 2025	338	$35.90	-	$75.21	$46.98	$6,354	$10.21	5.0

Outstanding, January 1, 2026	338	$35.90	-	$75.21	$46.98	$6,354	$10.21	5.0
Granted	34	66.53	-	70.21	68.16	—	20.91
Exercised	(9)	40	-	53.29	41.39	298	7.01
Forfeited	—		—		—	—	—
Outstanding, June 30, 2026	363	$35.90	-	$75.21	$49.12	$9,929	$11.30	5.1

Vested and exercisable	266	$35.90	-	$75.21	$43.99	$8,626	$8.61	3.9
Unvested	97	47.17	-	75.21	63.10	1,303	18.63	3.6
Outstanding, June 30, 2026	363	$35.90	-	$75.21	$49.12	$9,929	$11.30	5.1

Vested in the current year	30	$47.17	-	75.21	$57.07	$576	$14.94

(1) – Aggregate intrinsic value for SARs is defined as the amount by which the current market price of the underlying stock exceeds the exercise or grant price.

The following table summarizes activity for RSAs granted:

		Grant date
		weighted
(in thousands, except per share data)	RSAs	average cost
Unvested at January 1, 2025	102	$54.92
Shares awarded	42	75.34
Restrictions lapsed and shares released	(32)	51.92
Shares cancelled	(6)	61.89
Unvested at December 31, 2025	106	$62.49

Unvested at January 1, 2026	106	$62.49
Shares awarded	43	71.20
Restrictions lapsed and shares released	(32)	59.26
Shares cancelled	(4)	66.16
Unvested at June 30, 2026	113	$66.61

Shares expected to be awarded for PSUs granted to executive officers of Bancorp, the three-year performance period for which began January 1 of the award year, are as follows:

	Vesting		Shares
Grant	period	Fair	expected to
year	in years	value	be awarded
2024	3	41.84	49,957
2025	3	67.61	53,254
2026	3	60.86	33,415

(21)	Derivative Financial Instruments

Bancorp utilizes derivative financial instruments as part of its asset liability and interest rate risk management strategies. The Company does not use derivatives for trading or speculative purposes.

Interest Rate Swaps

Interest rate swap agreements derive their value from underlying interest rates. These transactions involve both credit and market risk. Notional amounts are amounts on which calculations, payments and the value of the derivative are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. Bancorp is exposed to credit-related losses in the event of non-performance by counterparties to these agreements. Bancorp mitigates the credit risk of its financial contracts through credit approvals, collateral and monitoring procedures, and does not expect any counterparties to fail their obligations. As of June 30, 2026, Bancorp had interest rate swap contracts entered into with a single counterparty in a net asset position of $6.1 million. Bancorp posted cash collateral of $5 million with the single counterparty as of June 30, 2026, which is included in other assets on the consolidated balance sheets. The remaining interest rate swap transactions are entered into with borrowers and are not subject to netting.

Cash Flow Hedges – Interest rate swaps used to hedge exposure to variability in expected future cash flows, or other forecasted transactions, are designated as cash flow hedges. Interest rate swaps involve exchange of Bancorp’s floating rate interest payments for fixed rate swap payments on underlying principal amounts. Derivative financial instruments that are designated and qualify as cash flow hedging instruments are highly effective. Gains or losses are reported as a component of AOCI and are subsequently reclassified into earnings as an adjustment to interest expense in periods for which the hedged forecasted transaction impacts earnings. As of June 30, 2026, Bancorp estimates that $714,000 of pre-tax net gains related to cash flow hedges recorded in AOCI will be recognized in income over the next 12 months.

Interest rate swaps with notional amounts totaling $300 million as of both June 30, 2026 and December 31, 2025 were designated at cash flow hedges of certain FHLB advances and were determined to be effective during all periods presented. The Company expects the hedges to remain effective during the remaining terms of the swaps, the last of which matures in August of 2029. While Bancorp expects to utilize fixed-rate three-month FHLB advances with respect to these interest rate swaps, brokered CDs or other fixed rate advances may be utilized for the same three-month terms instead should those sources be more favorable. For purposes of hedging, rolling fixed rate advances are considered to be floating rate liabilities.

Derivatives Not Designated as Hedging Instruments - Bancorp periodically enters into interest rate swap transactions with borrowers who desire to hedge exposure to rising interest rates, while at the same time entering into an offsetting interest rate swap, with substantially matching terms, with another approved independent counterparty. These are undesignated derivative instruments and are recognized on the balance sheet at fair value. Because of matching terms of offsetting contracts and collateral provisions mitigating any non-performance risk, changes in fair value subsequent to initial recognition have an insignificant effect on earnings. Exchanges of cash flows related to undesignated interest rate swap agreements are offsetting and therefore have no effect on Bancorp’s earnings or cash flows.

Mortgage Banking Derivatives

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

Mandatory Forward Contracts - These contracts contain an element of risk in that the counterparties may be unable to meet the terms of such agreements. In the event the counterparties fail to deliver commitments or are unable to fulfill their obligations, the Bank could potentially incur significant additional costs by replacing the positions at then current market rates. The Bank manages its risk of exposure by limiting counterparties to those banks and institutions deemed appropriate by management. The Bank does not expect any counterparty to default on their obligations and therefore, the Bank does not expect to incur any cost related to counterparty default.

Interest Rate Lock Commitments - Bancorp is exposed to interest rate risk on loans held for sale and rate lock loan commitments. As market interest rates fluctuate, the fair value of mortgage loans held for sale and rate lock commitments may decline or increase. To offset this interest rate risk the Bank enters into derivatives, such as mandatory forward contracts to sell loans. The fair value of these mandatory forward contracts will fluctuate as market interest rates fluctuate, and the change in the value of these instruments is expected to largely, though not entirely, offset the change in fair value of loans held for sale and rate lock commitments. The objective of this activity is to minimize the exposure to losses on rate lock loan commitments and loans held for sale due to market interest rate fluctuations. The net effect of derivatives on earnings will depend on risk management activities and a variety of other factors, including: market interest rate volatility; the amount of rate lock commitments that close; the ability to fill the forward contracts before expiration; and the time period required to close and sell loans.

The following table presents the notional amounts and gross fair values of the Company’s derivative financial instruments. The derivative asset and liability balances are presented on a gross basis, prior to the application of any master netting agreements, as included in other assets and other liabilities, respectively, on the consolidated balance sheets.

	June 30, 2026			December 31, 2025
	Notional	Fair Value		Notional	Fair Value
(dollars in thousands)	amount	Assets	Liabilities	amount	Assets	Liabilities

Designated as hedging instruments:
Interest rate swaps - Cash flow hedges	$300,000	$1,712	$-	$300,000	$-	$1,964

Not designated as hedging instruments:
Interest rate swaps	345,827	6,090	6,090	345,098	4,428	4,428

Mortgage banking derivatives:
Interest rate lock commitments	15,018	463	-	7,799	333	-
Mandatory forward contracts	17,750	-	52	10,250	-	49
Total derivative financial instruments:	$678,595	$8,265	$6,142	$663,147	$4,761	$6,441

(22)	Regulatory Matters

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

Additionally, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, Bancorp and the Bank must hold a 2.5% capital conservation buffer composed of Common Equity Tier 1 Risk-Based Capital above the minimum risk-based capital requirements for the Common Equity Tier 1 Risk-Based Capital ratio, Tier 1 Risk-Based Capital ratio and Total Risk-Based Capital ratio necessary to be considered adequately-capitalized. At June 30, 2026, the adequately-capitalized minimums, including the capital conservation buffer, were a 7.0% Common Equity Tier 1 Risk-Based Capital ratio, 8.5% Tier 1 Risk-Based Capital ratio and 10.5% Total Risk-Based Capital ratio. As all of Bancorp’s capital ratios were above the adequately-capitalized minimums, including the buffer, the Company was not subject to any such restrictions.

As a result of the CB acquisition, Bancorp became the 100% successor owner of the following unconsolidated trust subsidiaries: Commonwealth Statutory Trust III, Commonwealth Statutory Trust IV and Commonwealth Statutory Trust V. The sole assets of the trust subsidiaries represent the proceeds of offerings loaned in exchange for subordinated debentures with similar terms to the TPS. The TPS are treated as part of Tier 1 Capital. The subordinated note and related interest expense are included in Bancorp’s consolidated financial statements. The subordinated notes are currently redeemable at Bancorp’s option on a quarterly basis. As of June 30, 2026 and December 31, 2025, subordinated notes totaled $27 million.

Bancorp continues to exceed the regulatory requirements for all calculations. Bancorp and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB and the FDIC, in addition to the capital conservation buffer.

The following table sets forth consolidated Bancorp’s and the Bank’s risk based capital amounts and ratios:

(dollars in thousands)	Actual		Minimum for adequately capitalized		Minimum for well capitalized
June 30, 2026	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$1,177,758	13.62%	$691,911	8.00%	NA	NA
Bank	1,147,088	13.28	691,242	8.00	$864,053	10.00%

Common equity tier 1 risk-based capital (1)
Consolidated	1,043,532	12.07	389,200	4.50	NA	NA
Bank	1,038,966	12.02	388,824	4.50	561,634	6.50

Tier 1 risk-based capital (1)
Consolidated	1,069,532	12.37	518,933	6.00	NA	NA
Bank	1,038,966	12.02	518,432	6.00	691,242	8.00

Leverage
Consolidated	1,069,532	11.05	387,197	4.00	NA	NA
Bank	1,038,966	10.74	386,903	4.00	483,629	5.00

(dollars in thousands)	Actual		Minimum for adequately capitalized		Minimum for well apitalized
December 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$1,057,932	13.42%	$630,800	8.00%	NA	NA
Bank	1,030,454	13.07	630,567	8.00	$788,209	10.00%

Common equity tier 1 risk-based capital (1)
Consolidated	933,354	11.84	354,825	4.50	NA	NA
Bank	931,912	11.82	354,694	4.50	512,336	6.50

Tier 1 risk-based capital (1)
Consolidated	959,354	12.17	473,100	6.00	NA	NA
Bank	931,912	11.82	472,925	6.00	630,567	8.00

Leverage
Consolidated	959,354	10.30	372,695	4.00	NA	NA
Bank	931,912	10.01	372,449	4.00	465,561	5.00

(1)    Ratio is computed in relation to risk-weighted assets.

NA – Regulatory framework does not define “well-capitalized” for holding companies.

(23)	Segments

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

Bancorp’s Commercial Banking and WM&T segments overlap a regional reporting structure. These regions are based on the primary geographic markets in which Bancorp operates. All regions share the same lines of business, including the same products, services and delivery methods, as well as similar customer bases and pricing guidelines.

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

The majority of the net assets of Bancorp are associated with in the Commercial Banking segment. As of June 30, 2026, goodwill totaling $238 million was recorded on Bancorp’s consolidated balance sheets, of which $207 million is attributed to the commercial banking segment and $31 million is attributed to WM&T.

WM&T AUM, which are a primary driver of WM&T revenue, are not included on the consolidated balance sheets of Bancorp. WM&T AUM totaled $8.84 billion and $7.64 billion as of June 30, 2026 and December 31, 2025, respectively. AUM attributed to FM totaled $890 million as of June 30, 2026.

Financial results by operating segment, including significant expense categories provided to the chief operating decision maker, are detailed below:

	Three months ended June 30, 2026			Three months ended June 30, 2025
	Commercial			Commercial
(in thousands)	Banking	WM&T	Total	Banking	WM&T	Total
Interest income	$128,074	$238	$128,312	$114,711	$289	$115,000
Interest expense	40,484	—	40,484	41,527	—	41,527
Net interest income	87,590	238	87,828	73,184	289	73,473
Provision for credit losses	—	—	-	2,175	—	2,175
Net interest income after provision expense	87,590	238	87,828	71,009	289	71,298
Non-interest income:
Wealth management and trust services	—	12,563	12,563	—	10,483	10,483
All other non-interest income	14,184	—	14,184	13,865	—	13,865
Total non-interest income	14,184	12,563	26,747	13,865	10,483	24,348
Non-interest expenses:
Compensation and employee benefits	31,999	5,137	37,136	27,652	4,957	32,609
Net occupancy and equipment	4,492	253	4,745	3,779	246	4,025
Technology and communication	5,697	725	6,422	4,066	707	4,773
Intangible amortization	1,092	454	1,546	573	342	915
Other direct and indirect/allocated expenses	13,375	582	13,957	9,807	571	10,378
Total non-interest expenses	56,655	7,151	63,806	45,877	6,823	52,700
Income before income tax expense	45,119	5,650	50,769	38,997	3,949	42,946
Income tax expense	9,624	1,088	10,712	8,066	856	8,922
Net income	$35,495	$4,562	$40,057	$30,931	$3,093	$34,024

Total assets	$10,322,152	$46,412	$10,368,564	$9,175,503	$33,483	$9,208,986

	Six months ended June 30, 2026			Six months ended June 30, 2025
	Commercial			Commercial
(in thousands)	Banking	WM&T	Total	Banking	WM&T	Total
Interest income	$245,448	$506	$245,954	$225,598	$568	$226,166
Interest expense	79,705	—	79,705	82,141	—	82,141
Net interest income	165,743	506	166,249	143,457	568	144,025
Provision for credit losses	1,625	—	1,625	3,075	—	3,075
Net interest income after provision expense	164,118	506	164,624	140,382	568	140,950
Non-interest income:
Wealth management and trust services	—	23,898	23,898	—	21,130	21,130
All other non-interest income	27,443	—	27,443	26,214	—	26,214
Total non-interest income	27,443	23,898	51,341	26,214	21,130	47,344
Non-interest expenses:
Compensation and employee benefits	62,210	10,261	72,471	54,462	9,864	64,326
Net occupancy and equipment	8,559	506	9,065	7,657	491	8,148
Technology and communication	10,297	1,460	11,757	8,152	1,449	9,601
Intangible amortization	1,587	758	2,345	1,145	684	1,829
Other direct and indirect/allocated expenses	22,301	1,109	23,410	18,799	1,024	19,823
Total non-interest expenses	104,954	14,094	119,048	90,215	13,512	103,727
Income before income tax expense	86,607	10,310	96,917	76,381	8,186	84,567
Income tax expense	18,166	2,099	20,265	15,496	1,776	17,272
Net income	$68,441	$8,211	$76,652	$60,885	$6,410	$67,295

Total assets	$10,322,152	$46,412	$10,368,564	$9,175,503	$33,483	$9,208,986

(24)	Revenue from Contracts with Customers

All of Bancorp’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The table below presents Bancorp’s sources of non-interest income with items outside the scope of ASC 606 noted as such:

	Three months ended June 30, 2026			Three months ended June 30, 2025
(in thousands)	Commercial Banking	WM&T	Total	Commercial Banking	WM&T	Total
Wealth management and trust services	$—	$12,563	$12,563	$—	$10,483	$10,483
Deposit service charges	2,368	—	2,368	2,069	—	2,069
Debit and credit card income	5,144	—	5,144	4,837	—	4,837
Treasury management fees	3,175	—	3,175	3,005	—	3,005
Mortgage banking income (1)	1,013	—	1,013	1,094	—	1,094
Net investment product sales commissions and fees	1,074	—	1,074	980	—	980
Bank owned life insurance (1)	691	—	691	629	—	629
Gain on sale of premises and equipment (1)	(34)	—	(34)	74	—	74
Other (2)	753	—	753	1,177	—	1,177
Total non-interest income	$14,184	$12,563	$26,747	$13,865	$10,483	$24,348

	Six months ended June 30, 2026			Six months ended June 30, 2025
(Dollars in thousands)	Commercial Banking	WM&T	Total	Commercial Banking	WM&T	Total
Wealth management and trust services	$—	$23,898	$23,898	$—	$21,130	$21,130
Deposit service charges	4,524	—	4,524	4,148	—	4,148
Debit and credit card income	9,782	—	9,782	9,345	—	9,345
Treasury management fees	6,163	—	6,163	5,678	—	5,678
Mortgage banking income (1)	1,943	—	1,943	2,011	—	2,011
Net investment product sales commissions and fees	2,135	—	2,135	1,990	—	1,990
Bank owned life insurance (1)	1,323	—	1,323	1,251	—	1,251
Gain on sale of premises and equipment (1)	445	—	445	74	—	74
Other(2)	1,128	—	1,128	1,717	—	1,717
Total non-interest income	$27,443	$23,898	$51,341	$26,214	$21,130	$47,344

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

WM&T provides customers fiduciary and investment management services as agreed upon in asset management contracts. The contracts require WM&T to provide a series of distinct services for which fees are earned over time. The contracts are cancellable upon demand with fees typically based upon the asset value of investments. Revenue is accrued and recognized monthly based upon month-end asset values and collected from the customer predominately in the following month except for a small percentage of fees collected quarterly. Incentive compensation related to WM&T activities is considered a cost of obtaining the contract. The Company has elected the practical expedient to expense such costs as incurred, as the amortization period of the related contracts is one year or less. Accordingly, no assets are recognized for incentive compensation costs to obtain customer contracts, and these costs are included in compensation and benefits expense in the consolidated statements of income. Incentive compensation costs expensed during the year were not material to the consolidated financial statements. Contracts between WM&T and customers do not permit performance-based fees and accordingly, none of the fee income earned by WM&T is performance-based. Trust fees receivable were $6.0 million and $5.3 million at June 30, 2026 and December 31, 2025, respectively.

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

Net investment products sales commissions and fees represent the Bank’s share of transaction fees and wrap fees resulting from investment services and programs provided through an agent relationship with a third party broker-dealer. Transaction fees are assessed at the time of the transaction. Those fees are collected and recognized on a monthly basis. Trailing fees are based upon market values and are assessed, collected and recognized on a quarterly basis. Because the Bank acts as an agent in arranging the relationship between the customer and third party provider, and does not control the services rendered, investment product sales commissions and fees are reported net of related costs, including nominal incentive compensation, and trading activity charges of $578,000 and $568,000 for the six month periods ended June 30, 2026 and 2025.

Bancorp did not establish any contract assets or liabilities as a result of adopting ASC 606, nor were any recognized during the three month period ended June 30, 2026.

(25)	Leases

Bancorp has operating leases (land and building) for various locations with terms ranging from approximately one month to 20 years, several of which include options to extend the leases in five-year increments. At lease commencement, lease liabilities are recognized based on the present value of the remaining lease payments and discounted using the Company’s incremental borrowing rate, which is a blended rate comprised of the FHLB term rate and the Company’s subordinated debt rate. Right-of-use assets initially equal the lease liability, adjusted for any lease payments made prior to lease commencement and for any lease incentives. Options reasonably expected to be exercised are included in determination of the right-of-use asset. Bancorp elected to use a practical expedient to expense short-term lease obligations associated with leases with original terms of 12 months or less. Bancorp elected not to separate non-lease components from lease components for its operating leases. The right-of-use lease asset and operating lease liability are recorded in premises and equipment and other liabilities on the consolidated balance sheet

Balance sheet, income statement and cash flow detail regarding operating leases follows:

(dollars in thousands)	June 30, 2026	December 31, 2025

Balance Sheet
Operating lease right-of-use asset	$30,758	$31,241
Operating lease liability	32,667	32,971

Weighted average remaining lease term (years)	9.6	10.2
Weighted average discount rate	3.67%	3.65%

Maturities of lease liabilities:
One year or less	$2,202	$4,131
Year two	4,400	4,149
Year three	4,452	4,198
Year four	4,385	4,129
Year five	4,232	3,974
Greater than five years	19,510	19,347
Total lease payments	$39,181	$39,928
Less imputed interest	(6,514)	(6,957)
Total	$32,667	$32,971

	Three months ended	Three months ended
(in thousands)	June 30, 2026	June 30, 2025
Income Statement
Components of lease expense:
Operating lease cost	$1,182	$1,047
Variable lease cost	111	96
Less sublease income	17	25
Total lease cost	$1,276	$1,118

	Six months ended	Six months ended
(in thousands)	June 30, 2026	June 30, 2025
Income Statement
Components of lease expense:
Operating lease cost	$2,271	$2,095
Variable lease cost	216	189
Less sublease income	39	51
Total lease cost	$2,448	$2,233

	Three months ended	Three months ended
(in thousands)	June 30, 2026	June 30, 2025
Cash flow Statement
Supplemental cash flow information:
Operating cash flows from operating leases	$2,311	$2,174

As of June 30, 2026, Bancorp had entered into one lease agreement that had yet to commence.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

SYB, established in 1904, is a state-chartered non-member financial institution that provides services throughout the state of Kentucky, as well as the Indianapolis, Indiana and Cincinnati, Ohio markets through 81 full service banking center locations. The Bank is registered with, and subject to supervision, regulation and examination by the FDIC and the Kentucky Department of Financial Institutions.

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

Acquisition of Field & Main Bancorp, Inc. and its Subsidiary Field & Main Bank

On May 1, 2026, Bancorp completed its acquisition of Field & Main Bancorp, Inc. and its wholly owned subsidiary, Field & Main Bank, a Henderson, Kentucky-based commercial bank and trust company, which operated 6 retail branches, including three in Henderson County, Kentucky and one each in Lexington, Kentucky, Cynthiana, Kentucky and Evansville, Indiana. At the time of acquisition and including purchase accounting adjustments, FM had $839 million in assets, including $626 million in net loans, $56 million in investment securities, and $765 million in deposits in addition to maintaining a Wealth Management and Trust Department with total assets under management of approximately $825 million. Bancorp acquired all outstanding common stock of Field & Main Bancorp, Inc. in an all-stock transaction that resulted in total consideration paid to Field & Main Bancorp, Inc. shareholders of $112 million.

Bancorp recorded goodwill of $44 million and incurred pre-tax merger related expenses totaling $2.3 million for the three months ended June 30, 2026 as a result of the FM acquisition.

Further, the FM acquisition served to increase the ACL on loans by $16 million at acquisition date. This increase consisted of $11 million attributed to the acquired PCD loan portfolio and $5 million attributed to the acquired non-PCD portfolio, with the corresponding offset for both recorded to goodwill.

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

Overview – Operating Results (FTE)

The following table presents an overview of Bancorp’s financial performance for the three months ended June 30, 2026 and 2025:

(dollars in thousands, except per share data)			Variance
Three months ended June 30,	2026	2025	$/bp	%

Net income	$40,057	$34,024	$6,033	18%
Diluted earnings per share	$1.31	$1.15	$0.16	14%
ROA	1.63%	1.52%	11 bps	7%
ROE	13.50%	13.91%	(41) bps	-3%

Additional discussion follows under the section titled “Results of Operations.”

General highlights for the three months ended June 30, 2026 compared to June 30, 2025:

●

Bancorp completed its acquisition of FM on May 1, 2026. At the time of acquisition, and net of purchase accounting adjustments, approximately $839 million in total assets were acquired, including $626 million in net loans and total deposits of $765 million were assumed.

o

The three months ended June 30, 2026 included two months of activity associated with the FM acquisition, which contributed meaningfully to results for the second quarter. In addition, one-time merger-related expenses totaling $2.3 million were recorded for the period.

●

Net income totaled a record $40.1 million for the three months ended June 30, 2026, resulting in diluted EPS of $1.31, compared to net income of $34.0 million for the three months ended June 30, 2025, which resulted in diluted EPS of $1.15.

●

Total loans increased $1.03 billion, or 15%, compared to June 30, 2025, driven by the loan portfolio acquired from FM in addition to solid organic growth. Average loans increased $938 million, or 14%, for the three months ended June 30, 2026 compared to the same period of the prior year.

●	Bancorp’s ACL on loans increased $18 million, or 20%, compared to June 30, 2025, driven primarily by organic and acquisition-related loan growth.
o

While no provision for credit losses on loans was recorded for the three months ended June 30, 2026 due primarily to muted loan growth for the second quarter and annual CECL model updates, the ACL on loans was increased $16 million as a result of the loan portfolio added through the FM acquisition.

●	Deposit balances increased $979 million, or 13%, compared to June 30, 2025, which was attributed to the deposit portfolio assumed through the FM acquisition and organic growth.
●	Net interest income (FTE) totaled $87.9 million for the three months ended June 30, 2026, representing an increase of $14.4 million, or 20%, compared to the three months ended June 30, 2025.
o

Interest income experienced a $13.3 million, or 12%, increase over this period as a result of strong average loan growth, which was coupled with a $1.1 million, or 3%, decrease in interest expense stemming from lower deposit costs that were the result of strategically lowering rates in tandem with interest rate reductions implemented by the FRB in the latter part of 2025.

o

NIM increased 31 bps to 3.84% for the three months ended June 30, 2026, compared to the same period of the prior year, driven by a 30 bp decline in the cost of interest-bearing liabilities and a 9 bps improvement in earning asset yields.

●

Non-interest income increased $2.4 million, or 10%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, which was the result of both organic growth and acquisition-related activity.

●

Non-interest expenses increased $11.1 million, or 21%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, attributed to higher compensation expense and a continued investment in technology, as well as the impact of the FM acquisition, which included $2.3 million of one-time merger-related expenses.

●

Bancorp’s efficiency ratio (FTE) for the three months ended June 30, 2026 was 55.64% compared to 53.83% for the three months ended June 30, 2025, the higher ratio being attributed to the impact of the FM acquisition. Bancorp also considers an adjusted efficiency ratio, which eliminates certain non-recurring activity, such as one-time merger-related expenses. Bancorp’s adjusted efficiency ratio (FTE) for the three months ended June 30, 2026 was 53.64%.

●

As of June 30, 2026, Bancorp continued to be “well-capitalized,” the highest regulatory capital rating for financial institutions, with capital ratios experiencing growth compared to both December 31, 2025 and June 30, 2025. Total stockholders’ equity to total assets was 12.02% as of June 30, 2026, compared to 11.28% and 10.92% at December 31, 2025 and June 30, 2025, respectively. Tangible common equity to tangible assets was 9.66% at June 30, 2026, compared to 9.32% and 8.86% at December 31, 2025 and June 30, 2025, respectively.

The following table presents an overview of Bancorp’s financial performance for the six months ended June 30, 2026 and 2025:

(dollars in thousands, except per share data)			Variance
Six months ended June 30,	2026	2025	$/bp	%

Net income	$76,652	$67,295	$9,357	14%
Diluted earnings per share	$2.55	$2.28	$0.27	12%
ROA	1.60%	1.52%	8 bps	5%
ROE	13.56%	14.03%	(47) bps	-3%

General highlights for the six months ended June 30, 2026 compared to June 30, 2025:

●

Net income totaled $76.7 million for the six months ended June 30, 2026, resulting in diluted EPS of $2.55, compared to net income of $67.3 million for the six months ended June 30, 2025, which resulted in diluted EPS of $2.28.

●

Total loans increased $1.03 billion, or 15%, compared to June 30, 2025, driven by the loan portfolio acquired from FM in addition to solid organic growth. Average loans increased $730 million, or 11%, for the six months ended June 30, 2026 compared to the same period of the prior year.

●	Bancorp’s ACL on loans increased $18 million, or 20%, compared to June 30, 2025, driven primarily by organic and acquisition-related loan growth.
o

Provision for credit losses on loans of $1.6 million was recorded for the six months ended June 30, 2026, consistent with moderate organic loan growth and partially offset by a slightly improved unemployment forecast and annual CECL model updates.

o	Further, the ACL on loans was increased $16 million as a result of the loan portfolio added through the FM acquisition.
●	Deposit balances increased $979 million, or 13%, compared to June 30, 2025, which was attributed to the deposit portfolio assumed through the FM acquisition and organic growth.
●	Net interest income (FTE) totaled $166.4 million for the six months ended June 30, 2026, representing an increase of $22.2 million, or 15%, compared to the six months ended June 30, 2025.
o

Interest income experienced a $19.8 million, or 9%, increase over this period as a result of strong average loan growth, which was coupled with a $2.4 million, or 3%, decrease in interest expense attributed in large part to an inflow of liquidity from scheduled securities maturities and deposit growth that eliminated the need for more expensive overnight borrowings that had been utilized in the prior year.

o

NIM increased 25 bps to 3.75% for the six months ended June 30, 2026, compared to the same period of the prior year, driven by a 27 bp decline in the cost of interest-bearing liabilities and a 5 bps improvement in earning asset yields.

●

Non-interest income increased $4.0 million, or 8%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, which was attributed in large part to organic growth, but was also bolstered by acquisition-related activity.

●

Non-interest expenses increased $15.3 million, or 15%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, attributed to higher compensation and employee benefits expense and a continued investment in technology, as well as the impact of the FM acquisition, which included $2.3 million of one-time merger-related expenses.

●

Bancorp’s efficiency ratio (FTE) for the six months ended June 30, 2026 was 54.66% compared to 54.15% for the three months ended June 30, 2025, the higher ratio being attributed to the impact of the FM acquisition. Bancorp also considers an adjusted efficiency ratio, which eliminates certain non-recurring activity, such as one-time merger-related expenses. Bancorp’s adjusted efficiency ratio (FTE) for the six months ended June 30, 2026 was 53.73%.

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

Comparative information regarding net interest income follows:

(dollars in thousands)			Variance
As of and for the three months ended June 30,	2026	2025	$/bp	%
Net interest income	$87,828	$73,473	$14,355	20%
Net interest income (FTE)*	87,925	73,560	14,365	20%
Net interest spread (FTE)*	3.26%	2.87%	39 bps	14%
Net interest margin (FTE)*	3.84%	3.53%	31 bps	9%
Average interest earning assets	$9,174,757	$8,364,263	$810,494	10%
Average interest bearing liabilities	6,913,855	6,285,520	628,335	10%
Five year Treasury note rate at period end	4.19%	3.79%	40 bps	11%
Average five year Treasury note rate	3.94%	3.97%	(3) bps	-1%
Prime rate at period end	6.75%	7.50%	(75) bps	-10%
Average Prime rate	6.75%	7.50%	(75) bps	-10%
One month term SOFR at period end	3.65%	4.33%	(68) bps	-16%
Average one month term SOFR	3.64%	4.32%	(68) bps	-16%

(dollars in thousands)			Variance
As of and for the six months ended June 30,	2026	2025	$/bp	%
Net interest income	$166,249	$144,025	$22,224	15%
Net interest income (FTE)*	166,441	144,196	22,245	15%
Net interest spread (FTE)*	3.17%	2.85%	32 bps	11%
Net interest margin (FTE)*	3.75%	3.50%	25 bps	7%
Average interest earning assets	$8,955,857	$8,317,552	$638,305	8%
Average interest bearing liabilities	6,781,678	6,269,701	511,977	8%
Five year Treasury note rate at period end	4.19%	3.79%	40 bps	11%
Average five year Treasury note rate	4.09%	4.11%	(2) bps	0%
Prime rate at period end	6.75%	7.50%	(75) bps	-10%
Average Prime rate	6.75%	7.50%	(75) bps	-10%
One month term SOFR at period end	3.65%	4.33%	(68) bps	-16%
Average one month term SOFR	3.65%	4.32%	(67) bps	-16%

*See table titled, "Average Balance Sheets and Interest Rates (FTE)" for detail of Net interest income (FTE).

At June 30, 2026, Bancorp’s loan portfolio consisted of approximately 64% fixed and 36% variable rate loans. At inception, most of Bancorp’s fixed rate loans are generally priced in relation to the five year treasury note. Bancorp’s variable rate loans are typically indexed to either Prime or one month term SOFR, repricing as those rates change. At June 30, 2026, approximately 55% and 45% of Bancorp’s variable rate loan portfolio was indexed to Prime and SOFR, respectively.

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

Towards the end of 2025, slight steepness on the longest portion of the yield curve began to be experienced, as three consecutive 25 bps rate reductions from the FRB in September, October and December resulted in the FFTR falling to a range of 3.50% - 3.75%, and Prime to 6.75%, as of December 31, 2025. While these levels were maintained through June 30, 2026, the yield curve continued to improve during the first half of this year, with spreads on the portion of the curve that is most critical to Bancorp’s business (overnight through 5 years) showing a semblance of normalization during the second quarter after battling flatness/inversion during the first three months of 2026.

The NIM expansion experienced during the three months ended June 30, 2026 compared to recent quarters was attributed mainly to a continued decline in the cost of interest-bearing deposits. Bancorp strategically lowered deposit rates in tandem with FRB rate reductions and the repricing of the time deposit portfolio as the prior year’s promotional rates have adjusted to lower current offerings has provided significant benefit to NIM. In addition, while earning-asset yields have been challenged by lower rates, excess liquidity provided by deposit growth and the scheduled maturity of lower-yielding investment securities over the past 12 months has been used to fund higher-yielding loan growth, providing gradual improvement to yields.

Recent projections indicate that the FRB will likely hold rates steady during the second half of 2026. However, given current geopolitical uncertainty and regularly changing economic data/conditions, projections remain volatile. Further, Bancorp remains cautious regarding both loan and deposit rates as pricing related to competitive pressures could intensify in the coming quarters.

Net Interest Income (FTE) – Three months ended June 30, 2026 compared to June 30, 2025:

Net interest spread (FTE) and NIM (FTE) were 3.26% and 3.84%, for the three months ended June 30, 2026, compared to 2.87% and 3.53% for the same period of 2025, respectively.

Net interest income (FTE) increased $14.4 million, or 20%, for the three months ended June 30, 2026 compared to the same period of 2025, driven by strong organic average loan growth, a decline in interest expense related to the strategic reduction of deposit rates in tandem with FRB rate cuts and the impact of the F&M acquisition, the latter of which represents two months worth of activity.

Total average interest earning assets increased $810 million, or 10%, for the three months ended June 30, 2026, as compared to the same period of 2025, attributed to both organic average earning asset growth and the impact of the FM acquisition, which was partially offset by a decline in average investment securities driven by scheduled maturities and normal amortization. The rate earned on average earning assets increased 9 bps to 5.61% despite the impact of rate reductions implemented by the FRB in the latter part of 2025, as liquidity provided by the scheduled maturity of lower-yielding securities helped fund higher-yielding organic loan growth and earning assets added through the FM acquisition helped boost yields.

●

Average total loan balances increased $938 million, or 14%, for the three months ended June 30, 2026, compared to the same period of 2025. Over half of this increase was attributed to organic loan growth, which was led largely by the CRE and C&I segments, with the remaining growth resulting from the FM acquisition.

●

Average investment securities declined $378 million, or 28%, for the three months ended June 30, 2026 compared to the same period of 2025, mainly as the result of significant scheduled maturities within the treasury portfolio, and to a lesser extent, normal amortization activity. The funding provided by this activity has benefitted interest-earning asset yields and overall NIM, as the related liquidity has helped fund Bancorp’s substantial loan growth or shifted into higher-yielding interest-bearing cash balances. The FM acquisition had minimal impact on the investment securities portfolio, as Bancorp immediately sold virtually the entire acquired securities portfolio upon acquisition.

●

Average FFS and interest bearing due from bank balances increased $248 million, or 99%, for the three months ended June 30, 2026, which was largely the result of the previously mentioned liquidity provided by the investment securities portfolio in addition to interest-bearing cash acquired from FM.

Total interest income (FTE) increased $13.3 million, or 12%, to $128.4 million for the three months ended June 30, 2026, as compared to the same period of 2025.

●

Interest and fee income (FTE) on loans increased $15.0 million, or 15%, to $118.0 million for the three months ended June 30, 2026, compared to the same period of 2025, driven by average loan balance growth. The yield on the overall loan portfolio increased 3 bps to 6.16% for the three months ended June 30, 2026 compared to 6.13% for the same period of the prior year despite rate reductions enacted by the FRB in the latter part of 2025. The increased yield was driven by a combination of continued favorable repricing of the legacy loan portfolio and the addition of the higher-rate FM loan portfolio.

●

Interest income (FTE) on the investment securities portfolio declined $3.3 million, or 39%, for the three months ended June 30, 2026 compared to the same period of 2025. This decrease was driven primarily by large, scheduled maturities within the treasury portfolio, and to a lesser extent, normal amortization activity. As a result, the corresponding yield on the portfolio declined 39 bps to 2.18% for the three months ended June 30, 2026 compared to the same period of 2025.

●

Interest income on FFS and interest bearing due from bank balances increased $1.9 million, or 71% for the three months ended June 30, 2026, consistent with the increase in corresponding average balances. The yield on these assets decreased 62 bps to 3.76% for the three months ended June 30, 2026 compared to the same period of 2025 due to the previously mentioned FRB rate reductions.

Total average interest bearing liabilities increased $628 million, or 10%, to $6.91 billion for the three month period ended June 30, 2026 compared with the same period in 2025, driven by both organic growth and the impact of the FM acquisition.

●

Average interest bearing deposits increased $679 million, or 12%, for the three months ended June 30, 2026 compared to the same period in 2025, driven by a $470 million, or 19%, increase in average interest bearing demand deposits and a $227 million, or 14%, increase in average time deposits, driven by both strong organic growth and the addition of the deposit portfolio acquired from FM.

●

Average SSUAR decreased $48 million, or 38%, for the three months ended June 30, 2026 compared to the same period of the prior year, attributed largely to a number of clients moving into other deposit products.

Total interest expense decreased $1.0 million, or 3%, for the three months ended June 30, 2026 compared to the same period of 2025 despite additional costs related to the acquired deposit portfolio, consistent with the strategic reduction of deposit rates in tandem with FRB rate reductions.

●

Total interest bearing deposit expense decreased $740,000, or 2%, driven by a $2.1 million, or 23%, decrease in expense on money market deposits, which was attributed to a combination of lower rates and an average balance decrease. This activity more than offset increased expense on interest bearing demand and time deposits, which was driven by both organic and acquisition-related average balance growth. The cost of total interest bearing deposits declined 32 bps to 2.27%, and the cost of total deposits (including average non-interest bearing deposits) declined 24 bps to 1.82%, consistent with previously mentioned deposit rate reductions.

●	Interest expense on SSUAR decreased $281,000, or 45%, for the three months ended June 30, 2026, as compared to the same period of the prior year, consistent with the average balance decrease.

Net Interest Income (FTE) – Six months ended June 30, 2026 compared to June 30, 2025:

Net interest spread (FTE) and NIM (FTE) were 3.17% and 3.75%, for the six months ended June 30, 2026, compared to 2.85% and 3.50% for the same period of 2025, respectively.

Net interest income (FTE) increased $22.2 million, or 15%, for the six months ended June 30, 2026 compared to the same period of 2025, driven by the impact of strong organic average loan growth on interest income, a decline in interest expense related to eliminating the need for the more expensive overnight borrowings that were utilized through the first quarter of 2025 and the impact of the FM acquisition, the latter of which represents two months worth of activity.

Total average interest earning assets increased $638 million, or 8%, for the six months ended June 30, 2026, as compared to the same period of 2025, attributed primarily to average organic loan and interest-bearing cash balance growth, and to a lesser extent, the impact of the FM acquisition. This growth was only partially offset by a decline in average investment securities driven by scheduled maturities and normal amortization. The rate earned on average earning assets increased 5 bp to 5.54% despite the impact of rate reductions implemented by the FRB in the latter part of 2025, as liquidity provided by the scheduled maturity of lower-yielding securities helped fund higher-yielding loan growth. The earning assets added through the FM acquisition also provided benefit to earning asset yields for the six months ended June 30, 2026.

●

Average total loan balances increased $730 million, or 11%, for the six months ended June 30, 2026, compared to the same period of 2025. Approximately 80% of this increase was attributed to organic growth, with the CRE and C&I segments driving the bulk of the growth. The remaining growth was attributed to the impact of the FM acquisition.

●

Average investment securities declined $400 million, or 29%, for the six months ended June 30, 2026 compared to the same period of 2025, mainly as the result of significant scheduled maturities within the treasury portfolio, and to a lesser extent, normal amortization activity. The funding provided by this activity has benefitted interest-earning asset yields and overall NIM, as the related liquidity has helped fund Bancorp’s substantial loan growth or shifted into higher-yielding interest-bearing cash balances. As previously noted, the FM acquisition had minimal impact on the investment securities portfolio, as Bancorp immediately sold virtually the entire acquired securities portfolio upon acquisition.

●

Average FFS and interest bearing due from bank balances increased $312 million, or 145%, for the six months ended June 30, 2026, which was largely the result of the previously mentioned liquidity provided by the investment securities portfolio in addition to deposit growth slightly outpacing loan growth and interest bearing cash balances added through the FM acquisition.

Total interest income (FTE) increased $19.8 million, or 9%, to $246.1 million for the six months ended June 30, 2026, as compared to the same period of 2025.

●

Interest and fee income (FTE) on loans increased $21.8 million, or 11%, to $224.5 million for the six months ended June 30, 2026, compared to the same period of 2025, driven primarily by organic average loan balance growth, and to a lesser extent, the loan portfolio added through FM. The yield on the overall loan portfolio decreased 1 bp to 6.12% for the six months ended June 30, 2026 compared to 6.13% for the same period of the prior year, as rate reductions enacted by the FRB in the latter part of 2025 created a hurdle for loan yield expansion.

●

Interest income (FTE) on the investment securities portfolio declined $6.6 million, or 38%, for the six months ended June 30, 2026 compared to the same period of 2025. This decrease was driven primarily by large, scheduled maturities within the treasury portfolio, and to a lesser extent, normal amortization activity. As a result, the corresponding yield on the portfolio declined 31 bps to 2.22% for the six months ended June 30, 2026 compared to the same period of 2025.

●

Interest income on FFS and interest bearing due from bank balances increased $5.0 million, or 105% for the six months ended June 30, 2026, consistent with the increase in corresponding average balances. The yield on these assets decreased 72 bps to 3.71% for the six months ended June 30, 2026 compared to the same period of 2025 due to the previously mentioned FRB rate reductions.

Total average interest bearing liabilities increased $512 million, or 8%, to $6.78 billion for the six month period ended June 30, 2026 compared with the same period in 2025, attributed primarily to organic growth, and to a lesser extent, the impact of the FM acquisition.

●

Average interest bearing deposits increased $653 million, or 11%, for the six months ended June 30, 2026 compared to the same period in 2025, driven by a $374 million, or 15%, increase in average interest bearing demand deposits and a $319 million, or 22%, increase in average time deposits, consistent with depositors seeking higher-yielding deposit products, the success of Bancorp’s competitive CD offerings, and to a lesser extent, the impact of the FM acquisition.

●

Average FHLB advances decreased $85 million, or 22%, for the six months ended June 30, 2026 compared to the same period of the prior year, as significant interest-bearing deposit growth and liquidity provided from the investment securities portfolio eliminated the need for more expensive overnight borrowings through the FHLB. Bancorp currently utilizes a $300 million term advance in conjunction with four separate interest rate swaps of varying maturities in an effort to secure longer-term funding at more favorable rates. This advance represents the only outstanding FHLB borrowing as of June 30, 2026.

●

Average SSUAR decreased $57 million, or 40%, for the six months ended June 30, 2026 compared to the same period of the prior year, attributed largely to a number of clients moving into other deposit products.

Total interest expense decreased $2.4 million, or 3%, for the six months ended June 30, 2026 compared to the same period of 2025 despite the added costs associated with the FM acquisition, driven primarily by eliminating the necessity of more expensive overnight borrowings from the FHLB.

●

Total interest bearing deposit expense increased $141,000, or less than 1%, as expense related to the acquired deposit portfolio completely offset the decline in expense experienced within the legacy deposit portfolio associated with strategically lowering deposit rates. However, total interest-bearing deposit cost decreased 26 bps to 2.29% compared to the prior year period and the cost of total deposits (including average non-interest bearing deposits) declined 18 bps to 1.85%.

●

Interest expense on FHLB borrowings decreased $1.8 million, or 23%, for the six months ended June 30, 2026, as compared to same period of the prior year, consistent with the $85 million decrease in average FHLB advances.

●

Interest expense on SSUAR decreased $694,000, or 48%, for the six months ended June 30, 2026, as compared to the same period of the prior year, consistent with a $57 million, or 40%, average balance decrease and lower rates.

Average Balance Sheets and Interest Rates (FTE) – Three-Month Comparison

	Three months ended June 30,
	2026			2025
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:
Federal funds sold and interest bearing due from banks	$498,198	$4,674	3.76%	$249,738	$2,730	4.38%
Mortgage loans held for sale	7,467	93	5.00	7,145	78	4.38
Investment securities:
Taxable	897,490	4,708	2.10	1,265,767	8,052	2.55
Tax-exempt	62,704	510	3.26	72,227	509	2.83
Total securities	960,194	5,218	2.18	1,337,994	8,561	2.57

Federal Home Loan Bank stock	23,538	405	6.90	22,413	662	11.85

Loans	7,685,360	118,019	6.16	6,746,973	103,056	6.13

Total interest earning assets	9,174,757	128,409	5.61	8,364,263	115,087	5.52

Less allowance for credit losses on loans	100,838			90,801

Non-interest earning assets:
Cash and due from banks	79,891			76,413
Premises and equipment, net	127,879			116,089
Bank owned life insurance	101,654			90,250
Goodwill	223,622			194,074
Accrued interest receivable and other	275,882			236,796

Total assets	$9,882,847			$8,987,084

Interest bearing liabilities:
Deposits:
Interest bearing demand	$2,949,509	$12,756	1.73%	$2,479,227	$11,862	1.92%
Savings	464,051	330	0.29	423,608	291	0.28
Money market	1,265,561	7,141	2.26	1,324,432	9,248	2.80
Time	1,820,462	16,544	3.65	1,593,047	16,110	4.06
Total interest bearing deposits	6,499,583	36,771	2.27	5,820,314	37,511	2.59

Securities sold under agreements to repurchase	80,061	344	1.72	128,493	625	1.95
Federal funds purchased	7,405	66	3.57	6,610	72	4.37
Federal Home Loan Bank advances	300,000	2,934	3.92	303,297	2,908	3.85
Subordinated debentures	26,806	369	5.52	26,806	411	6.15

Total interest bearing liabilities	6,913,855	40,484	2.35	6,285,520	41,527	2.65

Non-interest bearing liabilities:
Non-interest bearing demand deposits	1,587,131			1,489,188
Accrued interest payable and other	191,398			231,573

Total liabilities	8,692,384			8,006,281

Stockholders’ equity	1,190,463			980,803
Total liabilities and stockholders' equity	$9,882,847			$8,987,084

Net interest income		$87,925			$73,560

Net interest spread			3.26%			2.87%

Net interest margin			3.84%			3.53%

Average Balance Sheets and Interest Rates (FTE) – Six-Month Comparison

	Six months ended June 30,
	2026			2025
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:
Federal funds sold and interest bearing due from banks	$527,617	$9,704	3.71%	$215,280	$4,731	4.43%
Mortgage loans held for sale	6,422	163	5.12	6,442	155	4.85
Investment securities:
Taxable	932,001	9,951	2.15	1,323,723	16,547	2.52
Tax-exempt	64,862	1,010	3.14	72,911	1,008	2.79
Total securities	996,863	10,961	2.22	1,396,634	17,555	2.53

Federal Home Loan Bank stock	22,135	797	7.26	26,602	1,194	9.05

Loans	7,402,820	224,521	6.12	6,672,594	202,702	6.13

Total interest earning assets	8,955,857	246,146	5.54	8,317,552	226,337	5.49

Less allowance for credit losses on loans	97,433			90,216

Non-interest earning assets:
Cash and due from banks	77,269			76,293
Premises and equipment, net	124,672			115,931
Bank owned life insurance	96,931			89,932
Goodwill	208,930			194,074
Accrued interest receivable and other	270,981			237,184

Total assets	$9,637,207			$8,940,750

Interest bearing liabilities:
Deposits:
Interest bearing demand	$2,859,859	$24,241	1.71%	$2,485,955	$23,456	1.90%
Savings	445,463	622	0.28	422,525	584	0.28
Money market	1,275,841	14,492	2.29	1,338,332	18,583	2.80
Time	1,779,848	32,878	3.73	1,461,336	29,469	4.07
Total interest bearing deposits	6,361,011	72,233	2.29	5,708,148	72,092	2.55

Securities sold under agreements to repurchase	86,515	745	1.74	143,655	1,439	2.02
Federal funds purchased	7,346	131	3.60	6,562	142	4.36
Federal Home Loan Bank advances	300,000	5,861	3.94	384,530	7,649	4.01
Subordinated debentures	26,806	735	5.53	26,806	819	6.16

Total interest bearing liabilities	6,781,678	79,705	2.37	6,269,701	82,141	2.64

Non-interest bearing liabilities:
Non-interest bearing demand deposits	1,508,629			1,457,813
Accrued interest payable and other	206,876			245,741

Total liabilities	8,497,183			7,973,255

Stockholders’ equity	1,140,024			967,495
Total liabilities and stockholders' equity	$9,637,207			$8,940,750

Net interest income		$166,441			$144,196

Net interest spread			3.17%			2.85%

Net interest margin			3.75%			3.50%

Supplemental Information - Average Balance Sheets and Interest Rates (FTE)

●

Interest income on a FTE basis includes additional amounts of interest income that would have been earned if investments in certain tax-exempt interest earning assets had been made in assets subject to federal taxes yielding the same after-tax income. Interest income on municipal securities and tax-exempt loans has been calculated on a FTE basis using a federal income tax rate of 21%. Approximate tax equivalent adjustments to interest income were $97,000 and $87,000 for the three month periods ended June 30, 2026 and 2025, and $192,000 and $171,000 for the six month periods ended June 30, 2026 and 2025.

●

Interest income includes loan fees of $2.2 million and $1.2 million for the three month periods ended June 30, 2026 and 2025, and $3.3 million and $3.0 million for the six month periods ended June 30, 2026 and 2025. Interest income on loans may be materially impacted by the level of prepayment fees collected and net accretion income related to acquired loans. Net accretion income related to acquired loans totaled $934,000 and $306,000 for the three month periods ended June 30, 2026 and 2025, and $1.2 million and $735,000 for the six month periods ended June 30, 2026 and 2025.

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

The results of the interest rate sensitivity analysis performed as of June 30, 2026 were derived from conservative assumptions Bancorp uses in its model, particularly in relation to deposit betas, which measure how responsive management’s deposit repricing may be to changes in market rates based on historical data. Management uses different betas in the rising and falling rate scenarios in an effort to best simulate expected earnings trends.

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

	-200	-100	+100	+200
	Basis Points	Basis Points	Basis Points	Basis Points
% Change from base net interest income at June 30, 2026	-5.61%	-2.68%	2.73%	5.43%

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

Provision for Credit Losses

Provision for credit losses on loans at June 30, 2026 represents the amount of expense that, based on management’s judgment, is required to maintain the ACL for loans at an appropriate level under the CECL model. The determination of the amount of the ACL for loans is complex and involves a high degree of judgment and subjectivity. See the footnote titled “Basis of Presentation and Summary of Significant Accounting Policies” in Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2025 for detailed discussion regarding Bancorp’s ACL methodology by loan segment.

An analysis of the changes in the ACL for loans, including provision, and selected ratios follow:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2026	2025	2026	2025

Beginning balance	$93,596	$88,814	$91,867	$86,943
ACL for acquired loans (goodwill adjustment)	15,527	-	15,527	-
Provision for credit losses on loans	-	2,250	1,625	3,150

Total charge-offs	(297)	(553)	(708)	(1,167)
Total recoveries	268	211	783	1,796
Net loan recoveries	(29)	(342)	75	629
Ending balance	$109,094	$90,722	$109,094	$90,722

Average total loans	$7,685,360	$6,746,973	$7,402,820	$6,672,594

Provision for credit losses on loans to average total loans (1)	0.00%	0.03%	0.02%	0.05%
Net loan (charge-offs)/recoveries to average total loans (1)	0.00%	-0.01%	0.00%	0.01%
ACL for loans to total loans	1.38%	1.32%	1.38%	1.32%
ACL for loans to average total loans	1.42%	1.34%	1.47%	1.36%

(1) Ratios are not annualized

The ACL for loans totaled $109 million as of June 30, 2026 compared to $91 million at June, 2025, representing an ACL to total loans ratio of 1.38% and 1.32% for the respective periods. The ACL for loans was increased $16 million as a result of the loan portfolio added through the FM acquisition during the second quarter, with the corresponding offset recorded to goodwill (as opposed to provision for credit loss expense).

No provision expense on loans was recorded for the three month period ended June 30, 2026, consistent with muted organic loans growth, strong credit quality metrics and annual CECL methodology updates made during the second quarter. Provision expense on loans totaling $1.6 million was recorded for the six month period ended June 30, 2026, driven primarily by strong organic loan growth that was concentrated in the first quarter and was only partially offset by improvement in the unemployment forecast and decreased specific reserves. Net charge off/recovery activity was minimal for both the three and six month periods ended June 30, 2026.

Provision expense on loans of $2.3 million and $3.2 million was recorded for the three and six month periods ended June 30, 2025. While expense for both periods of the prior year were consistent with strong loan growth, slight deterioration within the unemployment forecast and increased specific reserves, expense for the six month period was also impacted by annual CECL model updates made during the first quarter of 2025. Net charge offs of $342,000 and net recoveries of $629,000 were recorded for the three and six month periods ended June 30, 2025, respectively.

The ACL for off balance sheet credit exposures, which is separate from the ACL for loan and recorded in other liabilities on the consolidated balance sheets, increased $375,000 between December 31, 2025 and June 30, 2026. While no provision expense was recorded for off balance sheet credit exposures for the three and six months ended June 30, 2026, the liability was increased as a result of the line of credit portfolio added through the FM acquisition, with the corresponding offset recorded to goodwill (as opposed to provision expense). The lack of expense for the first half of 2026, is consistent with lower availability (excluding acquisition-related activity) stemming from improved utilization and the impact of payoff activity within the CRE and C&D portfolios. The ACL for off balance sheet exposures totaled $8.3 million as of June 30, 2026.

Negative provision (credit to expense) of $75,000 for off balance sheet credit exposures was recorded for the three and six month periods ended June 30, 2025, as line of credit utilization improved during the first half of 2025, reducing the reserve necessary for line availability. The ACL for off balance sheet exposures totaled $6.7 million as of June 30, 2025.

Bancorp’s loan portfolio is well-diversified with no significant concentrations of credit. Geographically, most loans are extended to borrowers in Louisville, central, eastern and northern Kentucky, as well as the Indianapolis, Indiana and Cincinnati, Ohio metropolitan markets. The adequacy of the ACL is monitored on an ongoing basis and it is the opinion of management that the balance of the ACL at June 30, 2026 is adequate to absorb probable losses inherent in the loan portfolio as of the financial statement date.

Non-interest Income

	Three months ended June 30,				Six months ended June 30,
(dollars in thousands)	2026	2025	$ Variance	% Variance	2026	2025	$ Variance	% Variance
Wealth management and trust services	$12,563	$10,483	$2,080	20%	$23,898	$21,130	$2,768	13%
Deposit service charges	2,368	2,069	299	14	4,524	4,148	376	9
Debit and credit card income	5,144	4,837	307	6	9,782	9,345	437	5
Treasury management fees	3,175	3,005	170	6	6,163	5,678	485	9
Mortgage banking income	1,013	1,094	(81)	(7)	1,943	2,011	(68)	(3)
Net investment product sales commissions and fees	1,074	980	94	10	2,135	1,990	145	7
Bank owned life insurance	691	629	62	10	1,323	1,251	72	6
Gain on sale of premises and equipment	(34)	74	(108)	(146)	445	74	371	501
Other	753	1,177	(424)	(36)	1,128	1,717	(589)	(34)

Total non-interest income	$26,747	$24,348	$2,399	10%	$51,341	$47,344	$3,997	8%

Total non-interest income increased $2.4 million, or 10%, and $4.0 million, or 8%, for the three and six month periods ended June 30, 2026 compared to the same periods of 2025. Non-interest income comprised 23.3% and 23.6% of total revenues, defined as net interest income and non-interest income, for the three and six month periods ended June 30, 2026 compared to 24.9% and 24.7% for the same periods of 2025. The decreases from the prior year are attributed to net interest income growth outpacing non-interest income. WM&T services comprised 47.0% and 46.5% of total non-interest income for the three and six month periods ended June 30, 2026 compared to 43.0% and 44.6% for the same periods of the prior year. The increases over the prior year were driven by WM&T revenue growth outpacing the other non-interest income categories.

Total non-interest income attributed to the FM acquisition for the three and six month periods ended June 30, 2026 totaled $1.3 million and represents two full months of activity related to FM.

WM&T Services:

The magnitude of WM&T revenue distinguishes Bancorp from other community banks of similar asset size. WM&T revenue increased $2.1 million, or 20%, and $2.8 million, or 13%, for the three and six month periods ended June 30, 2026, as compared with the same periods of 2025, attributed to AUM expansion over the past 12 months, which has been driven by both general market appreciation and new business development in addition to the impact of the FM acquisition, the latter of which contributed approximately $789,000 in revenue for the three and six month periods ended June 30, 2026.

Recurring fees earned for managing accounts are based on a percentage of market value of AUM and are typically assessed on a monthly basis. Recurring fees, which generally comprise the vast majority of WM&T revenue, increased $2.2 million, or 21%, and $3.0 million, or 14%, for the three and six month periods ended June 30, 2026, as compared with the same periods of 2025, consistent with AUM expansion, general market appreciation and the impact of the FM acquisition.

A portion of WM&T revenue, most notably executor and certain employee benefit plan-related fees, are non-recurring in nature and the timing of these revenues corresponds with the related administrative activities. For this reason, such fees are subject to greater period over period fluctuation. Total non-recurring fees decreased $76,000, or 25%, and $189,000, or 29%, for the three and six month periods ended June 30, 2026, as compared with the same periods of 2025, due to the prior year periods experiencing stronger estate fee revenue.

AUM, stated at market value, totaled $8.84 billion at June 30, 2026 compared with $7.64 billion at December 31, 2025 and $7.19 billion at June 30, 2025. The increase in AUM between June 30, 2025 and June 30, 2026 was attributed largely to the impact of the FM acquisition, but was also driven by appreciation within the equity and fixed income markets in addition to organic new business development over the past 12 months. AUM attributed to FM totaled $890 million as of June 30, 2026.

Contracts between WM&T and their customers do not permit performance-based fees and accordingly, none of the WM&T revenue is performance based. Management believes the WM&T department will continue to factor significantly in Bancorp’s financial results and provide strategic diversity to revenue streams.

Detail of WM&T Service Income by Account Type:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Investment advisory	$5,502	$4,301	$10,248	$8,571
Personal trust	3,570	3,329	7,028	6,796
Personal investment retirement	2,488	1,991	4,693	4,007
Company retirement	409	398	819	809
Foundation and endowment	425	325	800	663
Custody and safekeeping	107	66	177	134
Brokerage and insurance services	4	11	34	18
Other	58	62	99	132
Total WM&T services income	$12,563	$10,483	$23,898	$21,130

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

AUM by Account Type:

AUM (not included on balance sheet) increased from $7.64 billion at December 31, 2025 to $8.84 billion at June 30, 2026 as follows:

	June 30, 2026			December 31, 2025
(in thousands)	Managed	Non-managed (1)	Total	Managed	Non-managed (1)	Total
Investment advisory	$3,695,361	$48,617	$3,743,978	$2,959,858	$35,809	$2,995,667
Personal trust	1,646,319	500,992	2,147,311	1,531,824	498,525	2,030,349
Personal investment retirement	1,297,673	25,428	1,323,101	1,037,825	17,654	1,055,479
Company retirement	52,567	652,468	705,035	52,669	670,690	723,359
Foundation and endowment	674,176	714	674,890	549,666	7,588	557,254
Subtotal	$7,366,096	$1,228,219	$8,594,315	$6,131,842	$1,230,266	$7,362,108
Custody and safekeeping	3,941	245,698	249,639	—	273,110	273,110
Total AUM	$7,370,037	$1,473,917	$8,843,954	$6,131,842	$1,503,376	$7,635,218

(1) Non-managed assets represent those for which the WM&T department does not hold investment discretion.

As of June 30, 2026 and December 31, 2025, approximately 83% and 80% of AUM were actively managed, respectively. Company retirement plan accounts consist primarily of participant-directed assets. The amount of custody and safekeeping accounts are insignificant to overall WM&T operations.

Managed AUM by Class of Investment:

(in thousands)	June 30, 2026	December 31, 2025
Interest bearing deposits	$355,609	$440,692
Treasury and government agency obligations	297,169	206,184
State, county and municipal obligations	508,173	425,178
Money market mutual funds	47,964	34,371
Equity mutual funds	1,696,697	1,344,762
Other mutual funds - fixed, balanced and municipal	771,786	670,680
Other notes and bonds	212,097	176,103
Common and preferred stocks	3,166,908	2,641,640
Real estate mortgages	5,826	-
Real estate	39,573	16,924
Other miscellaneous assets (1)	268,235	175,308
Total managed assets	$7,370,037	$6,131,842

(1)	Includes client directed instruments such as rights, warrants, annuities, insurance policies, unit investment trusts, and oil and gas rights.

Managed assets are invested in instruments for which market values can be readily determined, the majority of which are sensitive to market fluctuations and consist of approximately 66% in equities and 34% in fixed income securities as of June 30, 2026, compared to 65% and 35% as of December 31, 2025. This composition has remained relatively consistent from period to period.

Additional Sources of Non-interest income:

Deposit service charges, which consist of non-sufficient funds charges and to a lesser extent, other activity based charges, increased $299,000, or 14%, and $376,000, or 9%, for the three and six month periods ended June 30, 2026, as compared with the same periods of 2025, driven by both acquisition-related activity and organic growth. However, consistent with the banking industry generally, Bancorp has experienced a steady decline in the volume of fees earned on overdrawn checking accounts over the past several years. This trend has been driven by lower check presentment volume, which has in turn led to fewer overdrawn accounts in general. Further, Bancorp will be implementing compliance-related changes associated with regulatory deposit settlement requirements during the third quarter of 2026, which are consistent with changing industry practices and will negatively impact this revenue stream.

Debit and credit card income consists of interchange revenue, ancillary fees and incentives received from card processors. Debit and credit card revenue increased $307,000, or 6%, and $437,000, or 5%, for the three and six month periods ended June 30, 2026, as compared with the same periods of 2025, attributed to both acquisition-related activity and organic growth. Debit card income increased $374,000, or 11%, and $515,000, or 8%, and total credit card income decreased $67,000, or 4%, and $78,000, or 3%, for the three and six month periods ended June 30, 2026 compared the same periods of the prior year. While Bancorp generally expects this revenue stream to grow with continued expansion of the customer base, interchange rate compression and fluctuations in business and consumer spend levels could serve as challenges to future growth. Further, Bancorp will be subject to regulatory limitations on interchange transaction fees for debit card transactions after total consolidated assets exceed $10 billion as of any given December 31, which will negatively impact this revenue stream. Such limitations begin on July 1 of the calendar year immediately following the year an institution crosses this threshold. Bancorp expects to officially cross the $10 billion threshold for regulatory purposes on December 31, 2027.

Treasury management fees primarily consist of fees earned for cash management services provided to commercial customers. Treasury management fees increased $170,000, or 6%, and $485,000 or 9%, for the year ended June 30, 2026 as compared with the same periods of 2025, driven by broad fee increases implemented towards the end of the first quarter of 2025 in addition to organic growth and new product sales. While the FM acquisition had little impact on overall treasury management fee income for the three and six month periods ended June 30, 2026, the customer base added through the acquisition is expected to provide opportunities for future growth given Bancorp’s ability to offer these new customers a broader array of treasury services.

Mortgage banking income primarily includes gains on sales of mortgage loans and net loan servicing income offset by MSR amortization. Bancorp’s mortgage banking department predominantly originates residential mortgage loans to be sold in the secondary market, primarily to FNMA and FHLMC. Bancorp offers conventional, VA, FHA and GNMA financing for purchases and refinances, as well as programs for first-time homebuyers. Interest rates on mortgage loans directly influence the volume of business transacted by the mortgage-banking department. Mortgage banking revenue decreased $81,000, or 7%, and $68,000, or 3%, for the three and six month periods ended June 30, 2026, as compared with the same periods of 2025. While overall volumes have remained steady, yields on mortgage loans sold in the secondary market have declined as a result of competitive pricing pressures, negatively impacting mortgage banking revenue. The FM acquisition had minimal impact on mortgage banking revenue for the three and six months ended June 30, 2026.

Net investment product sales commissions and fees are generated primarily on stock, bond and mutual fund sales, as well as wrap fees earned on brokerage accounts via an arrangement with a third party broker-dealer. Wrap fees represent charges for investment programs that bundle together a suite of services, such as brokerage, advisory, research and management and are based on a percentage of account assets. Bancorp deploys its financial advisors primarily through its branch network, while larger managed accounts are generally serviced by Bancorp’s WM&T group. Net investment product sales commissions and fees increased $94,000, or 10%, and $145,000, or 7%, for the three and six month periods ended June 30, 2026 compared to the same periods of 2025. The FM acquisition had minimal impact on this non-interest revenue stream.

BOLI assets represent the cash surrender value of life insurance policies on certain active and non-active employees who have provided consent for Bancorp to be the beneficiary for a portion of such policies. The related change in cash surrender value and any death benefits received under the policies are recorded as non-interest income and serves to offset the cost of various employee benefits. BOLI income increased $62,000, or 10%, and $72,000, or 6%, for the three and six month periods ended June 30, 2026 compared to the same periods of 2025, primarily as a result of adding BOLI assets totaling approximately $13 million as a result of the FM acquisition.

A loss of $34,000 on the sale of premises and equipment was recorded for the three months ended June 30, 2026 while a gain of $445,000 was recorded for the six months ended June 30, 2026. Activity for the first half of 2026 consisted primarily of the sale of a former branch location during the first quarter of 2026, which was only partially offset by a loss recorded during the second quarter related to the disposal of miscellaneous equipment. A gain of $74,000 was recorded for the three and six month periods ended June 30, 2025 as a result of the sale of a property owned through a prior acquisition that had been held for sale.

Other non-interest income decreased $424,000, or 36%, and $589,000, or 34%, for the three and six month periods ended June 30, 2026 compared with the same periods of 2025, driven mainly by the prior year periods benefitting from swap fee activity.

Non-interest Expenses

	Three months ended June 30,				Six months ended June 30,
(dollars in thousands)	2026	2025	$ Variance	% Variance	2026	2025	$ Variance	% Variance

Compensation	$30,953	$27,279	$3,674	13%	$60,119	$53,211	$6,908	13%
Employee benefits	6,183	5,330	853	16	12,352	11,115	1,237	11
Net occupancy and equipment	4,745	4,025	720	18	9,065	8,148	917	11
Technology and communication	6,422	4,773	1,649	35	11,757	9,601	2,156	22
Debit and credit card processing	2,126	1,908	218	11	4,048	3,727	321	9
Marketing and business development	2,237	1,951	286	15	3,515	3,466	49	1
Postage, printing and supplies	1,025	937	88	9	1,938	1,906	32	2
Legal and professional	1,359	1,088	271	25	2,235	1,995	240	12
FDIC insurance	1,109	1,260	(151)	(12)	2,255	2,483	(228)	(9)
Capital and deposit based taxes	976	738	238	32	1,854	1,438	416	29
Merger expenses	2,283	-	2,283	100	2,283	-	2,283	100
Intangible amortization	1,546	915	631	69	2,345	1,829	516	28
Other	2,842	2,496	346	14	5,282	4,808	474	10

Total non-interest expenses	$63,806	$52,700	$11,106	21%	$119,048	$103,727	$15,321	15%

Total non-interest expenses increased $11.1 million, or 21%, and $15.3 million, or 15%, for the three and six month periods ended June 30, 2026 compared to the same periods of 2025. Compensation and employee benefits comprised 60.4% and 62.1% of Bancorp’s total non-interest expenses, excluding one-time merger-related expenses, for the three and six month periods ended June 30, 2026, compared to 61.9% and 62.0% for the same periods of 2025.

Total non-interest expense, excluding one-time merger-related expenses, attributed to the FM acquisition for the three and six month periods ended June 30, 2026 totaled $3.5 million and effectively represents two full months of activity related to FM. One-time merger-related expenses totaled $2.3 million for the three and six month periods ended June 30, 2026. Such expenses are expected to be recorded throughout the third and fourth quarters of 2026.

Compensation, which includes salaries, incentives, bonuses and stock based compensation, increased $3.7 million, or 13%, and $6.9 million, or 13%, for the three and six month periods ended June 30, 2026, as compared with the same periods of 2025. The increase was attributed primarily to growth in full time equivalent employees, including the impact of the FM acquisition and a focus on sales team expansion, annual merit-based salary increases and higher bonus accrual levels. Net full time equivalent employees totaled 1,270 at June 30, 2026 compared to 1,118 at June 30, 2025.

Employee benefits consists of all personnel-related expense not included in compensation, with the most significant items being health insurance, payroll taxes and employee retirement plan contributions. Employee benefits increased $853,000, or 16%, and $1.2 million, or 11%, for the three and six month periods ended June 30, 2026, as compared with the same periods of 2025, driven mainly by the previously mentioned growth in FTEs, including the impact of the FM acquisition.

Net occupancy and equipment expenses primarily include depreciation, rent, property taxes, utilities and maintenance. Costs of capital asset additions flow through the statement of income over the lives of the assets in the form of depreciation expense. Net occupancy expense increased $720,000, or 18%, and $917,000, or 11%, for the three and six month periods ended June 30, 2026, as compared with the same periods of 2025, consistent with the impact of the FM acquisition and organic branch network expansion in addition to higher rent and depreciation expense. In addition to the six full-service locations added through the FM acquisition, three new branch locations were opened over the past 12 months. At June 30, 2026, Bancorp’s branch network consisted of 81 locations throughout the state of Kentucky, as well as the MSAs of Indianapolis, Indiana and Cincinnati, Ohio.

Technology and communication expenses include computer software usage and licensing fees, equipment depreciation and expenditures related to investments in technology needed to maintain and improve the quality of customer delivery channels, information security and internal resources. Technology expense increased $1.6 million, or 35%, and $2.2 million, or 22%, for the three and six month periods ended June 30, 2026 compared to the same periods of 2025, consistent with several planned investments, including the development of advanced data analytics capabilities, and the impact of the FM acquisition.

Bancorp outsources processing for debit and credit card operations, which generate significant revenue for the Company. These expenses typically fluctuate consistent with transaction volumes. Debit and credit card processing expense increased $218,000, or 11%, and $321,000, or 9%, for the three and six month periods ended June 30, 2026 compared to the same periods of 2025, driven by higher processing fees, including increased fraud-mitigation and prevention expenses, in addition to the impact of the FM acquisition.

Marketing and business development expenses include all costs associated with promoting Bancorp, including community support, retaining customers and acquiring new business. Marketing and business development expenses increased $286,000, or 15%, and $49,000, or 1%, for the three and six month periods ended June 30, 2026, as compared to the same periods of 2025. Increased expense for the three month period compared to the prior year was driven primarily by higher customer entertainment spending in addition to the impact of the FM acquisition, but the minimal increase experienced for the six month period was the result of elevated advertising expense incurred in the first quarter of the prior year tied to deposit product promotions.

Postage, printing and supplies expense increased $88,000, or 9%, and $32,000, or 2%, for the three and six month periods ended June 30, 2026 compared to the same periods of 2025, consistent with increases in the general cost of postage and the impact of the FM acquisition.

Legal and professional fees increased $271,000, or 25%, and $240,000, or 12%, for the three and six month periods ended June 30, 2026 compared to the same periods of 2025, driven by an increase in expenses related to general corporate legal matters and the impact of the FM acquisition.

FDIC insurance expense decreased $151,000, or 12%, and $228,000, or 9%, for the three and six month periods ended June 30, 2026, as compared to the same periods of 2025, attributed in part to a lower assessment rate related mainly to improvement in Bancorp’s leverage ratio.

Capital and deposit based taxes, which consist primarily of capital-based local income taxes and franchise taxes, increased $238,000, or 32%, and $416,000, or 29%, for the three and six month periods ended June 30, 2026 compared to the same periods of 2025, as a result of the substantial deposit growth experienced over the past 12 months. Bancorp’s capital and deposit based tax expense is based on deposits held within various local taxing districts, as well as gross revenues generated within/appropriated to the state of Ohio, which is the only state Bancorp operates in with a capital-based deposit tax.

Merger expenses represent non-recurring expenses associated with completion of acquisitions and consist primarily of investment banker fees, legal fees, various compensation-related expenses, early termination fees relation to various contracts and system-conversion expenses. Such expenses totaled $2.3 million for the three and six month periods ended June 30, 2026 and are attributed entirely the FM acquisition.

Intangible amortization expense consists of amortization associated with the CDI of acquired deposit portfolios, as well as intangibles related to customer lists of WM&T business lines added through a past acquisition. The intangibles are amortized on an accelerated basis over a period of approximately ten years. Intangible amortization expense increased $631,000, or 69%, and $516,000, or 28%, for the three and six month periods ended June 30, 2026 compared to the same periods of 2025, which is attributed entirely to the CDI and CLI assets added through the FM acquisition.

Other non-interest expenses increased $346,000, or 14%, and $474,000, or 10%, for the three and six month periods ended June 30, 2026 as compared to the same periods of 2025, driven mainly by costs associated with growth in the ICS deposit product offering and the impact of the FM acquisition in addition to other miscellaneous expenses.

Income Tax Expense

A comparison of income tax expense and ETR follows:

	Three months ended June 30,				Six months ended June 30,
(dollars in thousands)	2026	2025	$/bp Variance	% Variance	2026	2025	$ Variance	% Variance

Income before income tax expense	$50,769	$42,946	$7,823	18%	$96,917	$84,567	$12,350	15%
Income tax expense	10,712	8,922	1,790	20	20,265	17,272	2,993	17
Effective tax rate	21.10%	20.77%	33 bps	2	20.91%	20.42%	49 bps	2

Fluctuations in the ETR are primarily attributed to the following:

●

The impact of state income taxes, net of federal benefit, serves to increase the overall ETR and fluctuates consistent with the level of pre-tax income that is taxable at the state level. The ETR was increased by 3.10% for the six month period ended June 30, 2026, compared to an increase of 2.83% for the same period of 2025.

●

The stock based compensation component of the ETR fluctuates consistent with the level of SAR exercise activity in addition to the levels of PSU, RSA and RSU vesting. The ETR was increased by 0.12% for the six month period ended June 30, 2026 compared to a decrease of 0.44% for the same period of 2025, consistent with exercise and vesting activity.

●

The cash surrender value of life insurance policies can vary widely from period to period, driven largely by market changes. The related impact is inversely correlated with the ETR generally, with cash surrender value declines typically serving to increase the ETR and vice versa. Changes in the cash surrender value of life insurance policies decreased the ETR by 0.54% and 0.56% for the six month periods ended June 30, 2026 and 2025, respectively.

●

Bancorp invests in certain partnerships that yield federal income tax credits. Taken as a whole, the tax benefit of these investments exceeds amortization expense, resulting in a positive impact on net income. The timing and magnitude of these transactions may vary widely from period to period. Cumulative tax credit activity for the six month periods ended June 30, 2026 and 2025 served to reduce the ETR 2.94% and 2.62%, respectively.

●	Tax-exempt interest income earned on loans and investment securities reduced the ETR by 0.27% and 0.34% for the six month periods ended June 30, 2026 and 2025, respectively.
●	Non-deductible merger expenses recorded during the six months ended June 30, 2026 served to increase the ETR by 0.15%. No such expense was recorded for the prior year period.

Financial Condition – June 30, 2026 Compared to December 31, 2025

Overview

Total assets increased $832 million, or 9%, to $10.37 billion at June 30, 2026 from $9.54 billion at December 31, 2025. Total assets, including purchase accounting adjustments, of $839 million were added on May 1, 2026 as a result of the FM acquisition, including net loans of $626 million. Goodwill of $44 million was recorded in relation to this acquisition. Excluding the impact of the acquisition, total assets decreased $7 million during the first six months of 2026. The decrease was attributed to a $136 million, or 15%, decrease in cash and cash equivalents and a $69 million, or 7%, decline in investment securities, as liquidity was used to fund $209 million, or 3%, of net loan growth and deposit contraction.

As a result of the Durbin Amendment, Bancorp will be subject to regulatory limitations on interchange transaction fees for debit card transactions after total consolidated assets exceed $10 billion as of any given December 31. Such limitations begin on July 1 of the calendar year immediately following the year an institution crosses this threshold. Bancorp expects to officially cross the $10 billion threshold for regulatory purposes on December 31, 2027.

While total assets technically exceed $10 billion as of June 30, 2026, Bancorp intends to implement balance sheet management strategies to be below this threshold at December 31, 2026, which is the official measurement date associated with the $10 billion regulatory threshold. Such strategies include use of the ICS network’s one-way sell service, which will enable Bancorp to move large deposit balances off balance sheet temporarily by sending an equivalent amount of cash to ICS’s network of participating banks. In this scenario, Bancorp does not receive any deposits, effectively helping lower total assets (and total liabilities by lowering total deposits) to remain under the $10 billion threshold. Such activity occurs overnight and the deposits (and cash) are brought back on balance sheet the next day.

Total liabilities increased $662 million, or 8%, to $9.12 billion at June 30, 2026 from $8.46 billion at December 31, 2025. Total liabilities of $771 million were assumed on May 1, 2026 as a result of the FM acquisition, including total deposits of $765 million. Excluding the impact of the acquisition, total liabilities decreased $109 million, or 1%, during the first six months of 2026, driven by combined contraction of $80 million, or 1%, for total deposits and SSURA in addition to a $30 million, or 14%, decrease in other liabilities.

Stockholders’ equity increased $171 million, or 16%, to $1.25 billion at June 30, 2026 from $1.08 billion at December 31, 2025. Stock issued in relation to the FM acquisition, which totaled $112 million, and net income of $76.7 million were only partially offset by $19.4 million of cash dividends declared during the first six months of 2026.

Cash and Cash Equivalents

Cash and cash equivalents decreased $44 million, or 5%, ending at $843 million at June 30, 2026 compared to $886 million at December 31, 2025, driven by a combination of solid organic loan growth and deposit contraction, as the loan and deposit balances acquired from FM remained relatively flat between acquisition date and period end. Cash and cash equivalents totaling $92 million were added through the FM acquisition as of the acquisition date.

Despite the decrease, cash levels currently held by Bancorp remain elevated and consistent with balance sheet management strategies implemented in preparation for approaching the $10 billion regulatory threshold.

Investment Securities

The primary purpose of the investment securities portfolio is to provide another source of interest income, as well as a tool for liquidity management. In managing the composition of the balance sheet, Bancorp seeks a balance between earnings sources, credit and liquidity considerations.

Investment securities decreased $69 million, or 7%, to $852 million at June 30, 2026 compared to $921 million at December 31, 2025. This decline was driven mainly by scheduled maturities and normal amortization activity. The liquidity provided by the investment portfolio during the first half of 2026 was used primarily to fund organic loan growth.

AFS debt securities totaling $56 million (stated at market value) were acquired as a result of the FM acquisition. Shortly after acquisition, 86 securities with a total fair value of $55 million from the acquired AFS debt securities portfolio were sold, resulting in a loss on sale of $701,000, which was recorded as a fair value adjustment through goodwill.

FHLB Stock

FHLB stock holdings increased from $21 million at December 31, 2025 to $25 million at June 30, 2026, the increase stemming primarily from stock added through the FM acquisition. FHLB members are required to hold certain levels of FHLB stock in relation to the amount of their borrowings, which were also unchanged during the first half of 2026. Bancorp’s FHLB stock holdings are expected to fluctuate consistent with borrowing activity from period to period.

Loans

Total loans increased $842 million, or 12%, from December 31, 2025 to June 30, 2026. Net loans added through the FM acquisition, including purchase accounting-related adjustments, totaled $626 million. Excluding the acquired loan portfolio, total loans increased $209 million during the first six months of 2026, led most notably by increases in the CRE and C&I segments.

Total line of credit utilization has experienced steady improvement over the past several quarters, ending at 49.7% as of June 30, 2026 compared to 48.0% at December 31, 2025 and 47.8% at June 30, 2025. Utilization within the C&I portfolio was relatively flat at June 30, 2026, ending at 37.0% compared to 37.0% at December 31, 2025 and 36.9% at June 30, 2025.

Bancorp’s credit exposure is diversified between businesses and individuals. No specific industry concentration exceeds 10% of loans outstanding. While Bancorp has a diversified loan portfolio, a customer’s ability to honor loan agreements is somewhat dependent upon the economic stability and/or industry in which that customer does business. Loans outstanding and related unfunded commitments are primarily concentrated within Bancorp’s current market areas, which encompass the state of Kentucky, as well as the Indianapolis, Indiana and Cincinnati, Ohio MSAs.

Bancorp occasionally enters into loan participation agreements with other banks to diversify credit risk. For certain participation loans sold, Bancorp has retained effective control of the loans, typically by restricting the participating institutions from pledging or selling their ownership share of the loan without permission from Bancorp. GAAP requires the participated portion of these loans to be recorded as secured borrowings. These participated loans are included in the C&I and CRE loan portfolio segments with a corresponding liability recorded in other liabilities. At both June 30, 2026 and December 31, 2025, the total participated portion of loans of this nature totaled $2 million.

The following table presents the maturity distribution (based on contractual maturity) and rate sensitivity of the total loan portfolio as of June 30, 2026:

	Maturity
June 30, 2026 (in thousands)	Within one year	After one but within five years	After five but within fifteen years	After fifteen years	Total	% of Total
Fixed rate	$406,808	$2,431,120	$1,011,205	$1,218,090	$5,067,223	64%
Variable rate	878,401	1,256,560	605,117	76,448	2,816,526	36%
Total loans	$1,285,209	$3,687,680	$1,616,322	$1,294,538	$7,883,749	100%

In the event where Bancorp structures a loan with a maturity exceeding five years, an automatic rate adjustment will typically be set in place at five years from origination date to limit interest rate sensitivity.

Non-performing Loans and Assets

Information summarizing non-performing loans and assets follows:

(dollars in thousands)	June 30, 2026	December 31, 2025

Non-accrual loans	$19,509	$12,585
Modifications to borrowers experiencing financial difficulty	-	-
Loans past due 90 days or more and still accruing	4,932	449
Total non-performing loans	24,441	13,034

Other real estate owned	440	190
Total non-performing assets	$24,881	$13,224

Non-performing loans to total loans	0.31%	0.19%
Non-performing assets to total assets	0.24%	0.14%
ACL for loans to total non-performing loans	446%	705%

As of June 30, 2026, non-accrual loans totaled $20 million compared to $13 million at December 31, 2025. The increase in total non-accrual loans between December 31, 2025 and June 30, 2026 was attributed in almost equal part to Bancorp’s legacy portfolio and the addition of the FM portfolio. A small number of larger, unrelated CRE and C&I relationships within the legacy portfolio were moved to non-accrual status during the period. FM’s non-accrual loans were similarly concentrated in CRE and C&I.

Loans past due 90 days or more and still accruing totaled $4.9 million as of June 30, 2026 compared to $449,000 as of December 31, 2025. The increase stems primarily from administrative issues for loans in the process of resolution and the impact of the portfolio acquired from FM.

Non-performing assets as of June 30, 2026 consisted of approximately 130 loans, ranging in individual amounts up to $1.5 million, and three residential real estate properties held as OREO.

Delinquent Loans

Delinquent loans (consisting of all loans 30 days or more past due) totaled $47 million and $26 million at June 30, 2026 and December 31, 2025. Delinquent loans to total loans were 0.59% and 0.38% at June 30, 2026 and December 31, 2025, respectively. The increase for the period is attributed to both a few larger relationships within Bancorp’s legacy portfolio going past due as of period end and the loan portfolio added as a result of the FM acquisition, the latter of which was responsible for delinquent loans totaling $8 million. Bancorp anticipates that delinquent loans attributed to the acquired portfolio will decline in future periods as processes surrounding credit quality become aligned with the Company’s established standards.

Classified Loans

Classified loans, which consist of loans defined as OAEM, substandard, substandard non-performing (including non-accrual loans discussed above) and doubtful, totaled $185 million and $151 million at June 30, 2026 and December 31, 2025, respectively. The increase experienced during the first six months of 2026 is attributed mainly to the loan portfolio acquired from FM. Similar to the increase experienced for delinquent loans, Bancorp anticipates that classified loans attributed to the acquired portfolio will decline in future periods as processes surrounding quality become aligned with the Company’s established standards.

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

Bancorp’s ACL for loans was $109 million as of June 30, 2026 compared to $92 million as of December 31, 2025. The ACL was increased by $16 million as a result of the loan portfolio added through the FM acquisition, which was recorded as an adjustment to goodwill at acquisition date. Additionally, provision expense for credit losses on loans of $1.6 million was recorded for the six months ended June 30, 2026, consistent with solid loan growth and only partially offset by strong credit quality metrics, improvement in the FRB’s national unemployment forecast and decreased specific reserves. Further, net recoveries of $75,000 were recorded for the six months ended June 30, 2026.

The ACL for loans calculation and resulting credit loss expense is significantly impacted by changes in forecasted economic conditions. Should the forecast for economic conditions change, Bancorp could experience further adjustments in its required ACL for loans.

The following table sets forth the ACL by category of loan:

	June 30, 2026			December 31, 2025
(dollars in thousands)	Allocated Allowance	% of Total ACL on loans	ACL for loans to Total Loans	Allocated Allowance	% of Total ACL on loans	ACL for loans to Total Loans

Commercial real estate - non-owner occupied	$18,800	17%	0.87%	$13,779	15%	0.72%
Commercial real estate - owner occupied	17,919	17%	1.39%	13,100	14%	1.17%
Total commercial real estate	36,719	34%	1.07%	26,879	29%	0.89%

Commercial and industrial - term	25,102	23%	2.36%	21,121	23%	2.35%
Commercial and industrial - lines of credit	7,419	7%	1.15%	7,323	8%	1.20%
Total commercial and industrial	32,521	30%	1.90%	28,444	31%	1.88%

Residential real estate - owner occupied	16,449	15%	1.66%	14,914	16%	1.69%
Residential real estate - non-owner occupied	5,262	5%	1.11%	4,287	5%	1.10%
Total residential real estate	21,711	20%	1.48%	19,201	21%	1.51%

Construction and land development	13,163	12%	1.71%	12,316	14%	1.64%
Home equity lines of credit	1,940	2%	0.56%	1,439	2%	0.50%
Consumer	2,427	2%	2.12%	2,924	3%	2.05%
Leases	284	0%	2.24%	524	0%	2.35%
Credit cards	329	0%	1.40%	140	0%	1.05%
Total	$109,094	100%	1.38%	$91,867	100%	1.30%

The table below details net charge-offs to average loans outstanding by category of loan for the three and six month periods ended June 30, 2026 and 2025, respectively.

	2026			2025
Three months ended June 30, (dollars in thousands)	Net (charge offs)/ recoveries	Average Loans	Net (charge offs)/ recoveries to average loans	Net (charge offs)/ recoveries	Average Loans	Net (charge offs)/ recoveries to average loans

Commercial real estate - non-owner occupied	$-	$2,092,916	0.00%	$8	$1,929,783	0.00%
Commercial real estate - owner occupied	-	1,253,968	0.00%	(38)	1,007,532	0.00%
Total commercial real estate	-	3,346,884	0.00%	(30)	2,937,315	0.00%

Commercial and industrial - term	87	1,033,912	0.01%	(57)	878,150	-0.01%
Commercial and industrial - lines of credit	-	645,296	0.00%	-	599,000	0.00%
Total commercial and industrial	87	1,679,208	0.01%	(57)	1,477,150	0.00%

Residential real estate - owner occupied	(42)	955,977	0.00%	54	832,387	0.01%
Residential real estate - non-owner occupied	-	439,332	0.00%	(3)	386,030	0.00%
Total residential real estate	(42)	1,395,309	0.00%	51	1,218,417	0.00%

Construction and land development	-	769,703	0.00%	-	675,044	0.00%
Home equity lines of credit	-	324,477	0.00%	-	257,924	0.00%
Consumer	(16)	130,843	-0.01%	(260)	140,334	-0.19%
Leases	-	14,322	0.00%	-	14,509	0.00%
Credit cards	(58)	24,614	-0.24%	(46)	26,280	-0.18%
Total	$(29)	$7,685,360	0.00%	$(342)	$6,746,973	-0.01%

	2026			2025
Six months ended June 30, (dollars in thousands)	Net (charge offs)/ recoveries	Average Loans	Net (charge offs)/ recoveries to average loans	Net (charge offs)/ recoveries	Average Loans	Net (charge offs)/ recoveries to average loans

Commercial real estate - non-owner occupied	$-	$2,015,213	0.00%	$26	$1,898,827	0.00%
Commercial real estate - owner occupied	-	1,198,849	0.00%	(38)	1,006,144	0.00%
Total commercial real estate	-	3,214,062	0.00%	(12)	2,904,971	0.00%

Commercial and industrial - term	320	979,294	0.03%	1,100	880,383	0.12%
Commercial and industrial - lines of credit	-	628,489	0.00%	-	584,186	0.00%
Total commercial and industrial	320	1,607,783	0.02%	1,100	1,464,569	0.08%

Residential real estate - owner occupied	(142)	922,838	-0.02%	7	823,426	0.00%
Residential real estate - non-owner occupied	-	419,405	0.00%	(3)	385,000	0.00%
Total residential real estate	(142)	1,342,243	-0.01%	4	1,208,426	0.00%

Construction and land development	-	757,012	0.00%	-	657,812	0.00%
Home equity lines of credit	-	308,481	0.00%	(10)	254,471	0.00%
Consumer	(19)	133,568	-0.01%	(350)	141,795	-0.25%
Leases	-	15,062	0.00%	-	14,846	0.00%
Credit cards	(84)	24,609	-0.34%	(103)	25,704	-0.40%
Total	$75	$7,402,820	0.00%	$629	$6,672,594	0.01%

The ACL for off balance sheet credit exposures, which is separate from the ACL for loan and recorded in other liabilities on the consolidated balance sheets, increased $375,000 between December 31, 2025 and June 30, 2026. While no provision expense was recorded for off balance sheet credit exposures for the three and six months ended June 30, 2026, the liability was increased as a result of the line of credit portfolio added through the FM acquisition, with the corresponding offset recorded to goodwill (as opposed to provision expense). The lack of expense for the first half of 2026, is consistent with lower availability (excluding acquisition-related activity) stemming from improved utilization. The ACL for off balance sheet exposures totaled $8.3 million as of June 30, 2026.

Premises and Equipment

Premises and equipment are presented on the consolidated balance sheets net of related depreciation on the respective assets, as well as fair value adjustments associated with purchase accounting. Premises and equipment increased $11.0 million, or 9%, between December 31, 2025 and June 30, 2026. Bancorp’s branch network currently consists of 81 locations throughout the state of Kentucky, as well as the Indianapolis, Indiana and Cincinnati, Ohio markets. Six locations were added as a result of the FM acquisition.

Premises held for sale totaling $896,000 and $1.7 million was recorded on Bancorp’s consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively. The decrease during the first six months of 2026 was attributed to the sale of a former branch location during the first quarter of 2026. Premises held for sale consisted of three vacant parcels of land as of June 30, 2026.

BOLI

BOLI assets increased to $106 million at June 30, 2026 compared to $92 million at December 31, 2025, consistent with the impact of the FM acquisition and general appreciation of the cash surrender values within the policy plans experienced during the six month period ended June 30, 2026. BOLI assets totaling $13 million were added as a result of the FM acquisition.

Goodwill

Goodwill increased to $238 million at June 30, 2026 from $194 million at December 31, 2025, as $44 million of goodwill was recorded in relation to the FM acquisition. Management has up to 12 months following the date of acquisition to finalize the fair values of the acquired assets and assumed liabilities. Any changes to the related fair values during this measurement period could result in a change to the total goodwill recorded as a result of this acquisition.

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

Core Deposit and Customer List Intangibles

CDIs and CLIs arising from business acquisitions are initially measured at fair value and are then amortized on an accelerated method based on their useful lives. As of June 30, 2026 and December 31, 2025, Bancorp’s CDI assets totaled $23 million and $7 million, respectively, and are attributed entirely to the Commercial segment. The increase between these periods is attributed to the CDI added as a result of the FM acquisition.

As of June 30, 2026 and December 31, 2025, Bancorp’s CLI assets were $10 million and $5 million, and attributed entirely to the WM&T segment. The increase between these periods is the result of the CLI added through the FM acquisition.

Other Assets and Other Liabilities

Other assets increased $21 million, or 7%, to $326 million between December 31, 2025 and June 30, 2026. Other liabilities decreased $25 million, or 11%, to $196 million over the same period. While the increase for other assets was due in larger part to the impact of the FM acquisition, while decrease in other liabilities was driven by a reduction in various accrued liabilities, such as employee incentive compensation and other benefit-related accruals in addition to accrued tax liabilities.

Deposits

Total deposits increased $695 million, or 9%, from December 31, 2025 to June 30, 2026. Deposits assumed as a result of the FM acquisition totaled $765 million.

Excluding the deposit portfolio added as a result of the acquisition, total deposits decreased $70 million, or less than 1%. Interest bearing deposits decreased $159 million, or 3%, driven primarily by declines in time and money market deposits. Non-interest bearing deposits increased $89 million, or 6%, during the first half of 2026.

The cost of interest-bearing deposits experienced a favorable decline over the past 12 months, ending at 2.29% for the six months ended June 30, 2026 compared to 2.55% for the six month ended June 30, 2025, as Bancorp strategically lowered deposit rates in tandem with the rate reductions implemented by the FRB in the latter part of 2025 and the higher-rate time deposit portfolio continued to reprice favorably to the promotional rates offered in the prior year. The cost of total deposits also decreased during the six months ended June 30, 2026 compared to the same period of 2025, declining 18 bps to 1.85%. However, despite the decreases noted above, Bancorp remains cautious regarding deposit costs and anticipates higher funding costs going forward due to pricing pressure/competition and potential changes in the overall deposit mix.

During 2025, Bancorp implemented ICS (insured cash sweep), a deposit product offering for larger depositors that require collateralization. This product was added to the portfolio of offerings to allow flexibility for both liquidity needs and strategic balance sheet management, as we continue to grow towards $10 billion in total assets. ICS allows us to provide the necessary collateralization for public funds clients and other larger depositors in the form of a reciprocal network of other banks, which effectively spreads large deposit balances amongst enough participating banks to achieve FDIC coverage for each client. In turn, we receive deposits from other banks, helping them to achieve a similar goal. As collateral is provided to our clients through this network, the investment securities we would have otherwise had to pledge as collateral are now unrestricted from a liquidity perspective.

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

Securities Sold Under Agreements to Repurchase

SSUAR declined $10 million, or 9%, between December 31, 2025 and June 30, 2026, driven by a combination of normal balance fluctuations a small number of clients within the product switching into other deposit offerings, primarily the previously mentioned ICS offering. No SSUAR were assumed as a result of the FM acquisition.

SSUAR represent a funding source of Bancorp and are used by commercial customers in conjunction with collateralized corporate cash management accounts. Such repurchase agreements are considered financing agreements and mature within one business day from the transaction date. At June 30, 2026 and December 31, 2025, all of these financing arrangements had overnight maturities and were secured by government sponsored enterprise obligations and government agency mortgage-backed securities that were owned and controlled by Bancorp.

SSUAR are collateralized by securities and are treated as financings; accordingly, the securities involved with the agreements are recorded as assets and are held by a safekeeping agent and the obligations to repurchase the securities are reflected as liabilities. All securities underlying the agreements are under Bancorp’s control.

Federal Funds Purchased

FFP and other short-term borrowing balances increased $96,000, or 1%, between December 31, 2025 and June 30, 2026. At June 30, 2026, FFP related mainly to excess liquidity held by downstream correspondent bank customers of Bancorp.

Subordinated Debentures

Bancorp owns the following unconsolidated trust subsidiaries: Commonwealth Statutory Trust III, Commonwealth Statutory Trust IV and Commonwealth Statutory Trust V. The sole assets of the trust subsidiaries represent the proceeds of offerings loaned in exchange for subordinated debentures with similar terms to the TPS. The TPS are treated as part of Tier 1 Capital. The subordinated note and related interest expense are included in Bancorp’s consolidated financial statements. The subordinated notes are currently redeemable at Bancorp’s option on a quarterly basis. As of June 30, 2026 and December 31, 2025, subordinated notes totaled $27 million, respectively.

FHLB Advances

FHLB advances outstanding totaled $300 million at both June 30, 2026 and December 31, 2025, and consisted entirely of a $300 million three-month rolling advance that is hedged with four separate interest rate swaps (cash flow hedges) entered into in an effort to secure longer-term funding at more attractive rates. For more information related to the interest rate swaps noted above, see the footnote titled, “Derivative Financial Instruments.” No FHLB advances, or borrowings of any kind, were assumed as a result of the FM acquisition.

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

Bancorp’s most liquid assets are comprised of cash and due from banks, FFS and AFS debt securities. FFS and interest bearing deposits totaled $754 million and $816 million at June 30, 2026 and December 31, 2025, respectively. Despite the impact of the FM acquisition, a decrease was experienced for the first six months of 2026 was attributed largely to loan growth and to a lesser extent, slight deposit contraction within Bancorp’s legacy portfolios. FFS normally have overnight maturities while interest-bearing deposits in banks are accessible on demand. These investments are generally used for daily liquidity purposes.

The fair value of the AFS debt security portfolio was $666 million and $722 million at June 30, 2026 and December 31, 2025, respectively. The decrease in AFS debt security portfolio for the first six months of 2026 was attributed primarily to normal amortization activity. The investment portfolio (HTM and AFS) includes total cash flows on amortizing debt securities of approximately $175 million (based on assumed prepayment speeds and contractual maturities as of June 30, 2026) expected over the next 12 months. Combined with FFS and interest bearing deposits from banks, AFS debt securities offer substantial resources to meet either loan growth or reductions in Bancorp’s deposit funding base. Bancorp pledges portions of its investment securities portfolio to secure public funds, cash balances of certain WM&T accounts and SSUAR. At June 30, 2026, the total carrying value of investment securities pledged for these purposes comprised 71% of the debt securities portfolio, leaving approximately $249 million of unpledged debt securities, compared to 77% and $214 million at December 31, 2025.

Bancorp’s deposit base consists mainly of core deposits, which are defined as demand, savings, and money market deposit accounts, time deposits less than or equal to $250,000, and excludes public funds and brokered deposits. At June 30, 2026, such deposits totaled $7.08 billion and represented 84% of Bancorp’s total deposits, as compared with $6.44 billion, or 83% of total deposits at December 31, 2025. Because these core deposits are less volatile and are often tied to other products of Bancorp through long lasting relationships, they are not expected to place undue pressure on liquidity.

As of June 30, 2026 and December 31, 2025, Bancorp held no brokered deposits.

Included in total deposit balances at June 30, 2026 are $812 million in public funds generally comprised of accounts with local government agencies and public school districts in the markets in which Bancorp operates. At December 31, 2025, public funds deposits totaled $781 million. The increase experienced during the first six months of 2026 was attributed to public fund deposits assumed through the FM acquisition.

Bancorp is a member of the FHLB of Cincinnati. As a member of the FHLB, Bancorp has access to credit products of the FHLB. Bancorp views these borrowings as a potential low cost alternative to brokered deposits. At June 30, 2026 and December 31, 2025, available credit from the FHLB totaled $1.49 billion and $1.47 billion, respectively. Bancorp also had unsecured FFP lines with correspondent banks totaling $80 million at both June 30, 2026 and December 31, 2025, respectively.

During the normal course of business, Bancorp enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through Bancorp’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of Bancorp’s liquidity.

Bancorp’s principal source of cash is dividends paid to it as the sole shareholder of the Bank. As discussed in the footnote titled “Commitments and Contingent Liabilities,” as of January 1st of any year, the Bank may pay dividends in an amount equal to the Bank’s net income of the prior two years less any dividends paid for the same two years. At June 30, 2026, the Bank could pay an amount equal to $245 million in dividends to Bancorp without regulatory approval subject to ongoing capital requirements of the Bank.

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

Bancorp provides customers with off-balance sheet credit support through loan commitments and standby letters of credit. Unused loan commitments increased $161 million, or 7%, as of June 30, 2026 compared to December 31, 2025, largely as a result of the loan portfolio added through the FM acquisition.

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

The ACL for off balance sheet credit exposures, which is separate from the ACL for loan and recorded in other liabilities on the consolidated balance sheets, increased $375,000 between December 31, 2025 and June 30, 2026. While no provision expense was recorded for off balance sheet credit exposures for the three and six months ended June 30, 2026, the liability was increased as a result of the line of credit portfolio added through the FM acquisition, with the corresponding offset recorded to goodwill (as opposed to provision expense). The lack of expense for the first half of 2026, is consistent with lower availability (excluding acquisition-related activity) stemming from improved utilization. The ACL for off balance sheet exposures totaled $8.3 million as of June 30, 2026.

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

Capital

At June 30, 2026, stockholders’ equity totaled $1.25 billion, representing an increase of $170.7 million, or 16%, compared to December 31, 2025, as stock issued in relation to the FM acquisition, which totaled $112 million, and net income of $76.7 million was only partially offset by $19.4 million of dividends declared during the first six months of 2026. See the “Condensed Consolidated Statement of Changes in Stockholders’ Equity” for further detail of changes in equity.

Bancorp’s TCE ratio and tangible book value per share, both non-GAAP disclosures, increased between December 31, 2025 and June 30, 2026, which stemmed largely from recording net income of $76.7 million. TCE was 9.66% at June 30, 2026 compared to 9.32% at December 31, 2025, while tangible book value per share was $31.39 at June 30, 2026, compared to $29.50 at December 31, 2025. See the section titled “Non-GAAP Financial Measures” for reconcilement of non-GAAP to GAAP measures.

In July 2025, Bancorp’s Board of Directors adopted a share repurchase program authorizing the repurchase of up to 1 million shares, or approximately 4%, of Bancorp’s total common shares outstanding. This share repurchase program replaces the program that expired in May of 2025 and will expire in 2027 unless otherwise extended or completed at an earlier date. The plan does not obligate Bancorp to repurchase any specific dollar amount or number of shares prior to the plan’s expiration. Bancorp has not repurchased shares under any share repurchase program since 2019.

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

Capital ratios as of June 30, 2026 increased compared December 31, 2025, as a result of strong operating results, which helped offset the substantial average asset and risk-weighted asset growth associated with the FM acquisition. Bancorp continues to exceed the regulatory requirements for all calculations. Bancorp and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB and the FDIC, in addition to the capital conservation buffer.

Banking regulators have categorized the Bank as well-capitalized. To meet the definition of well-capitalized for prompt corrective action requirements, a bank must have a minimum 6.5% Common Equity Tier 1 Risk-Based Capital ratio, 8.0% Tier 1 Risk-Based Capital ratio, 10.0% Total Risk-Based Capital ratio and 5.0% Tier 1 Leverage ratio.

Additionally, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, Bancorp and the Bank must hold a 2.5% capital conservation buffer composed of Common Equity Tier 1 Risk-Based Capital above the minimum risk-based capital requirements for the Common Equity Tier 1 Risk-Based Capital ratio, Tier 1 Risk-Based Capital ratio and Total Risk-Based Capital ratio necessary to be considered adequately-capitalized. At June 30, 2026, the adequately-capitalized minimums, including the capital conservation buffer, were a 7.0% Common Equity Tier 1 Risk-Based Capital ratio, 8.5% Tier 1 Risk-Based Capital ratio and 10.5% Total Risk-Based Capital ratio.

As previously noted, Bancorp is the 100% owner of three unconsolidated trust subsidiaries. The sole assets of the trust subsidiaries represent the proceeds of offerings loaned in exchange for subordinated debentures with similar terms to the TPS. The TPS are treated as part of Tier 1 Capital. The subordinated note and related interest expense are included in Bancorp’s consolidated financial statements. The subordinated notes are currently redeemable at Bancorp’s option on a quarterly basis. As of June 30, 2026 and December 31, 2025, subordinated notes totaled $27 million, respectively.

Non-GAAP Financial Measures

The following table provides a reconciliation of total stockholders’ equity in accordance with GAAP to tangible stockholders’ equity (TCE), a non-GAAP disclosure. Bancorp provides the TCE per share, a non-GAAP measure, in addition to those defined by banking regulators, based on its widespread use by investors as a means to evaluate capital adequacy:

(dollars in thousands, except per share data)	June 30, 2026	December 31, 2025

Total stockholders' equity - GAAP (a)	$1,246,392	$1,075,697
Less: Goodwill	(238,337)	(194,074)
Less: Core deposit and other intangibles	(32,690)	(12,160)
Tangible common equity - Non-GAAP (c)	$975,365	$869,463

Total assets - GAAP (b)	$10,368,564	$9,536,124
Less: Goodwill	(238,337)	(194,074)
Less: Core deposit and other intangibles	(32,690)	(12,160)
Tangible assets - Non-GAAP (d)	$10,097,537	$9,329,890

Total stockholders' equity to total assets - GAAP (a/b)	12.02%	11.28%
Tangible common equity to tangible assets - Non-GAAP (c/d)	9.66%	9.32%

Total shares outstanding (e)	31,068	29,476

Book value per share - GAAP (a/e)	$40.12	$36.49
Tangible common equity per share - Non-GAAP (c/e)	31.39	29.50

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

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2026	2025	2026	2025

Total non-interest expenses (a)	$63,806	$52,700	$119,048	$103,727
Less: Non-recurring merger expenses	(2,283)	—	(2,283)	—
Total non-interest expenses - Non-GAAP (c)	$61,523	$52,700	$116,765	$103,727

Total net interest income, FTE	$87,925	$73,560	$166,441	$144,196
Total non-interest income	26,747	24,348	51,341	47,344
Total revenue - Non-GAAP (b)	$114,672	$97,908	$217,782	$191,540
Less: Gain/loss on sale of premises and equipment	34	(74)	(445)	(74)
Total adjusted revenue - Non-GAAP (d)	$114,706	$97,834	$217,337	$191,466

Efficiency ratio - Non-GAAP (a/b)	55.64%	53.83%	54.66%	54.15%
Adjusted efficiency ratio - Non-GAAP (c/d)	53.64%	53.87%	53.73%	54.18%

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

Information required by this item is included in Part I Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4.    Controls and Procedures.

Stock Yards Bancorp, Inc.’s management, under the supervision and with the participation of the Chief Executive Officer (who is the principal executive officer) and Chief Financial Officer (who is the principal financial officer), evaluated the effectiveness of Bancorp’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2026. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, Bancorp’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2026, Bancorp’s disclosure controls and procedures were effective.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table shows information relating to the repurchase of shares of common stock by Bancorp during the three months ended June 30, 2026.

	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Average price paid per share	Maximum number of shares that may yet be purchased under the plans or programs

April 1 - April 30	548	$68.11	—	$—
May 1 - May 31	1,780	69.19	—	—
June 1 - June 30	1,194	71.80	—	—

Total	3,522	$69.91	—	$—	1,000,000

(1)	Shares repurchased during the three month period ended March 31, 2026 represent shares withheld to pay taxes due.

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

Item 5. Other Information

(c) During the three months ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101

The following materials from Stock Yards Bancorp Inc.’s Form 10-Q Report for the quarterly period ended June 30, 2026 formatted in inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from Stock Yards Bancorp Inc.’s Form 10-Q Report for the quarterly period ended June 30, 2026 formatted in inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STOCK YARDS BANCORP, INC. (Registrant)

Date: August 4, 2026	By:	/s/ James A. Hillebrand
James A. Hillebrand Chairman and CEO (Principal Executive Officer)

Date: August 4, 2026		/s/ T. Clay Stinnett
T. Clay Stinnett EVP, Treasurer and CFO (Principal Financial Officer)