Form 10-Q
period 2026-09-30
Stock Yards Bancorp, Inc.
filed 2026-11-05
CIK 835324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2026
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
The number of shares outstanding of the registrant’s Common Stock, no par value, as of October 30, 2026, was 31,065,660.

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
The acronyms and abbreviations identified in alphabetical order below are used throughout this Report on Form 10-Q:

Acronym or Term	Definition	Acronym or Term	Definition	Acronym or Term	Definition
ACH	Automatic Clearing House	EPS	Earnings Per Share	MSRs	Mortgage Servicing Rights
AFS	Available for Sale	ESG	Environmental, Social and Governance	Nasdaq	The Nasdaq Stock Market, LLC
AI	Artificial intelligence	ETR	Effective Tax Rate	NIM	Net Interest Margin (FTE)
APIC	Additional paid-in capital	EVP	Executive Vice President	NPV	Net Present Value
ACL	Allowance for Credit Losses	FM	Field & Main Bancorp, Inc and Field & Main Bank	Net Interest Spread	Net Interest Spread (FTE)
AOCI	Accumulated Other Comprehensive Income	FASB	Financial Accounting Standards Board	NM	Not Meaningful
ASC	Accounting Standards Codification	FDIC	Federal Deposit Insurance Corporation	OAEM	Other Assets Especially Mentioned
ASU	Accounting Standards Update	FFP	Federal Funds Purchased	OREO	Other Real Estate Owned
ATM	Automated Teller Machine	FFS	Federal Funds Sold	PV	Present Value
AUM	Assets Under Management	FFTR	Federal Funds Target Rate	PCD	Purchased Credit Deteriorated
Bancorp / the Company	Stock Yards Bancorp, Inc.	FHA	Federal Housing Authority	PD	Probability of Default
Bank / SYB	Stock Yards Bank & Trust Company	FHC	Financial Holding Company	Prime	The Wall Street Journal Prime Interest Rate
BOLI	Bank Owned Life Insurance	FHLB	Federal Home Loan Bank of Cincinnati	Provision	Provision for Credit Losses
BP	Basis Point - 1/100th of one percent	FHLMC	Federal Home Loan Mortgage Corporation	PSL	Purchased Seasoned Loans
C&D	Construction and Land Development	FICA	Federal Insurance Contributions Act	PSU	Performance Stock Unit
Captive	SYB Insurance Company, Inc.	FNMA	Federal National Mortgage Association	ROA	Return on Average Assets
C&I	Commercial and Industrial	FRB	Federal Reserve Bank	ROE	Return on Average Equity
CB	Commonwealth Bancshares, Inc. and Commonwealth Bank & Trust Company	FTE	Fully Tax Equivalent	RSA	Restricted Stock Award
CD	Certificate of Deposit	GAAP	United States Generally Accepted Accounting Principles	RSU	Restricted Stock Unit
CDI	Core Deposit Intangible	GLB	Gramm-Leach-Bliley Act	SAR	Stock Appreciation Right
CECL	Current Expected Credit Loss (ASC-326)	GNMA	Government National Mortgage Association	SBA	Small Business Administration
CEO	Chief Executive Officer	HELOC	Home Equity Line of Credit	SEC	Securities and Exchange Commission
CFO	Chief Financial Officer	HTM	Held to Maturity	SOFR	Secured Overnight Financing Rate
CFPB	Consumer Financial Protection Bureau	ICS	Insured Cash Sweep	SSUAR	Securities Sold Under Agreements to Repurchase
CLI	Customer List Intangible	ITM	Interactive Teller Machine	SVP	Senior Vice President
CRA	Community Reinvestment Act	KB	Kentucky Bancshares, Inc. and Kentucky Bank	TBA	To Be Announced
CRE	Commercial Real Estate	KSB	King Bancorp, Inc. and King Southern Bank	TBOC	The Bank Oldham County
DCF	Discounted Cash Flow	LGD	Loss Given Default	TCE	Tangible Common Equity
DTA	Deferred Tax Asset	Loans	Loans and Leases	TPS	Trust Preferred Securities
DTL	Deferred Tax Liability	MBS	Mortgage Backed Securities	VA	U.S. Department of Veterans Affairs
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act	MSA	Metropolitan Statistical Area	WM&T	Wealth Management and Trust

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2026 (unaudited) and December 31, 2025 (in thousands, except share data)

	September 30, 2026	December 31, 2025
Assets
Cash and due from banks	$78,128	$70,061
Federal funds sold and interest bearing due from banks	595,265	816,315
Total cash and cash equivalents	673,393	886,376

Mortgage loans held for sale, at fair value	9,100	6,247
Available for sale debt securities (amortized cost of $723,015 in 2026 and $801,371 in 2025, respectively)	618,646	722,111
Held to maturity debt securities (fair value of $158,157 in 2026 and $181,203 in 2025, respectively)	180,776	198,946
Federal Home Loan Bank stock, at cost	23,777	20,717
Loans	7,987,664	7,041,310
Allowance for credit losses on loans	(107,855)	(91,867)
Net loans	7,879,809	6,949,443

Premises and equipment, net	131,365	118,698
Premises held for sale	896	1,678
Bank owned life insurance	107,160	91,885
Accrued interest receivable	32,010	28,783
Goodwill	239,862	194,074
Core deposit intangible	21,632	6,688
Customer list intangible	9,138	5,472
Other assets	332,566	305,006
Total assets	$10,260,130	$9,536,124

Liabilities
Deposits:
Non-interest bearing	$1,679,364	$1,435,846
Interest bearing	6,710,461	6,355,291
Total deposits	8,389,825	7,791,137

Securities sold under agreements to repurchase	83,647	112,476
Federal funds purchased	7,528	7,289
Subordinated debentures	26,806	26,806
Federal Home Loan Bank advances	250,000	300,000
Accrued interest payable	2,804	1,740
Other liabilities	232,250	220,979
Total liabilities	8,992,860	8,460,427

Commitments and contingent liabilities (Footnote 13)

Stockholders’ equity
Preferred stock, no par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, no par value. Authorized 40,000,000 shares; issued and outstanding 31,066,000 and 29,476,000 shares in 2026 and 2025, respectively	64,384	59,090
Additional paid-in capital	516,253	402,820
Retained earnings	761,370	675,062
Accumulated other comprehensive loss	(74,737)	(61,275)
Total stockholders’ equity	1,267,270	1,075,697
Total liabilities and equity	$10,260,130	$9,536,124
See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
For the three and nine months ended September 30, 2026 and 2025 (in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Interest income:
Loans, including fees	$123,322	$107,207	$347,756	$309,816
Federal funds sold and interest bearing due from banks	5,596	5,003	15,300	9,734
Mortgage loans held for sale	97	74	260	229
Federal Home Loan Bank stock	434	488	1,231	1,682
Investment securities:
Taxable	4,518	7,033	14,469	23,580
Tax-exempt	417	467	1,322	1,397
Total interest income	134,384	120,272	380,338	346,438
Interest expense:
Deposits	38,223	39,294	110,456	111,386
Securities sold under agreements to repurchase	462	588	1,207	2,027
Federal funds purchased and other short-term borrowings	68	72	199	214
Federal Home Loan Bank advances	2,654	2,870	8,515	10,519
Subordinated debentures	373	411	1,108	1,230
Total interest expense	41,780	43,235	121,485	125,376
Net interest income	92,604	77,037	258,853	221,062
Provision for credit losses	950	1,975	2,575	5,050
Net interest income after provision expense	91,654	75,062	256,278	216,012
Non-interest income:
Wealth management and trust services	12,863	10,704	36,761	31,834
Deposit service charges	2,555	2,281	7,079	6,429
Debit and credit card income	5,611	5,009	15,393	14,354
Treasury management fees	3,327	2,923	9,490	8,601
Mortgage banking income	876	1,252	2,819	3,263
Net investment product sales commissions and fees	1,216	1,112	3,351	3,102
Bank owned life insurance	729	631	2,052	1,882
(Loss) gain on sale of premises and equipment	—	—	445	74
Other	456	564	1,584	2,281
Total non-interest income	27,633	24,476	78,974	71,820
Non-interest expenses:
Compensation	31,573	28,836	91,692	82,047
Employee benefits	6,422	4,878	18,774	15,993
Net occupancy and equipment	4,991	4,086	14,056	12,234
Technology and communication	6,416	4,837	18,173	14,438
Debit and credit card processing	2,367	1,984	6,415	5,711
Marketing and business development	1,971	1,887	5,486	5,353
Postage, printing and supplies	957	910	2,895	2,816
Legal and professional	1,043	891	3,278	2,886
FDIC insurance	1,073	1,198	3,328	3,681
Capital and deposit based taxes	852	1,082	2,706	2,520
Merger expenses	678	—	2,961	—
Intangible amortization	1,920	915	4,265	2,744
Other	3,851	2,327	9,133	7,135
Total non-interest expenses	64,114	53,831	183,162	157,558
Income before income tax expense	55,173	45,707	152,090	130,274
Income tax expense	11,665	9,466	31,930	26,738
Net income	$43,508	$36,241	$120,160	$103,536
Net income per share - basic	$1.41	$1.23	$3.97	$3.53
Net income per share - diluted	$1.40	$1.23	$3.95	$3.51
Weighted average outstanding shares
Basic	30,956	29,369	30,267	29,360
Diluted	31,118	29,526	30,402	29,511
See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
For the three and nine months ended September 30, 2026 and 2025 (in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Net income	$43,508	$36,241	$120,160	$103,536
Other comprehensive income (loss):
Change in unrealized gain (loss) on AFS debt securities	(21,601)	10,466	(25,109)	37,009
Change in fair value of derivatives used in cash flow hedge	3,554	(273)	7,231	(5,779)
Total other comprehensive income (loss) before income tax effect	(18,047)	10,193	(17,878)	31,230
Income tax effect	4,441	2,504	4,416	7,701
Total other comprehensive income (loss) net of tax	(13,606)	7,689	(13,462)	23,529
Comprehensive income	$29,902	$43,930	$106,698	$127,065
See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (unaudited)
For the three and nine months ended September 30, 2026 and 2025 (in thousands, except per share data)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders' equity
	Shares outstanding	Amount

Balance, January 1, 2026	29,476	$59,090	$402,820	$675,062	$(61,275)	$1,075,697

Activity for three months ended March 31, 2026:
Net income	—	—	—	36,595	—	36,595
Other comprehensive income	—	—	—	—	75	75
Stock compensation expense	—	—	1,287	—	—	1,287
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations	42	140	2,812	(4,232)	—	(1,280)
Cash dividends declared, $0.32 per share	—	—	—	(9,439)	—	(9,439)
Shares cancelled	(2)	(8)	(145)	153	—	—
Balance, March 31, 2026	29,516	$59,222	$406,774	$698,139	$(61,200)	$1,102,935

Activity for three months ended June 30, 2026:
Net income	—	—	—	40,057	—	40,057
Other comprehensive income	—	—	—	—	69	69
Stock compensation expense	—	—	1,259	—	—	1,259
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations	2	8	160	(357)	—	(189)
Stock issued for FM acquisition	1,551	5,166	107,034	—	—	112,200
Cash dividends declared, $0.32 per share	—	—	—	(9,939)	—	(9,939)
Shares cancelled	(1)	(6)	(110)	116	—	—
Balance, June 30, 2026	31,068	$64,390	$515,117	$728,016	$(61,131)	$1,246,392

Activity for three months ended September 30, 2026:
Net income	—	—	—	43,508	—	43,508
Other comprehensive income	—	—	—	—	(13,606)	(13,606)
Stock compensation expense	—	—	1,249	—	—	1,249
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations	—	1	16	(42)	—	(25)
Cash dividends declared, $0.33 per share	—	—	—	(10,248)	—	(10,248)
Shares cancelled	(2)	(7)	(129)	136	—	—
Balance, September 30, 2026	31,066	$64,384	$516,253	$761,370	$(74,737)	$1,267,270
(continued)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders' equity
	Shares outstanding	Amount

Balance, January 1, 2025	29,431	$58,939	$395,081	$577,607	$(91,151)	$940,476

Activity for three months ended March 31, 2025:
Net income	—	—	—	33,271	—	33,271
Other comprehensive income	—	—	—	—	11,311	11,311
Stock compensation expense	—	—	1,153	—	—	1,153
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations	40	133	2,881	(4,622)	—	(1,608)
Cash dividends declared, $0.31 per share	—	—	—	(9,130)	—	(9,130)
Shares cancelled	(2)	(6)	(111)	117	—	—
Balance, March 31, 2025	29,469	$59,066	$399,004	$597,243	$(79,840)	$975,473

Activity for three months ended June 30, 2025
Net income	—	—	—	34,024	—	34,024
Other comprehensive income	—	—	—	—	4,529	4,529
Stock compensation expense	—	—	1,121	—	—	1,121
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations	5	17	373	(698)	—	(308)
Cash dividends declared, $0.31 per share	—	—	—	(9,135)	—	(9,135)
Shares cancelled	(1)	(2)	(39)	41	—	—
Balance, June 30, 2025	29,473	$59,081	$400,459	$621,475	$(75,311)	$1,005,704

Activity for three months ended September 30, 2025:
Net income	—	—	—	36,241	—	36,241
Other comprehensive income	—	—	—	—	7,689	7,689
Stock compensation expense	—	—	1,113	—	—	1,113
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations	3	9	220	(404)	—	(175)
Cash dividends declared, $0.32 per share	—	—	—	(9,428)	—	(9,428)
Shares cancelled	(2)	(7)	(121)	128	—	—
Balance, September 30, 2025	29,474	$59,083	$401,671	$648,012	$(67,622)	$1,041,144
See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
For the nine months ended September 30, 2026 and 2025 (in thousands)

	2026	2025
Cash flows from operating activities:
Net income	$120,160	$103,536
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,575	5,050
Depreciation, amortization and accretion, net	11,095	3,935
Deferred income tax expense (benefit)	1,957	(2,226)
Gain on sale of mortgage loans held for sale	(1,803)	(2,374)
Origination of mortgage loans held for sale	(124,003)	(105,149)
Proceeds from sale of mortgage loans held for sale	123,634	107,764
Bank owned life insurance income	(2,052)	(1,882)
Gain on the sale of premises and equipment	(445)	(74)
Gain on other real estate owned	(17)	(31)
Stock compensation expense	3,795	3,387
Excess tax benefit from share-based compensation arrangements	(196)	(604)
Net change in accrued interest receivable and other assets	8,290	14,566
Net change in accrued interest payable and other liabilities	9,863	(11,964)
Net cash provided by operating activities	152,853	113,934
Cash flows from investing activities:
Proceeds from maturities and paydowns of available for sale debt securities	177,750	789,721
Purchases of available for sale debt securities	(99,579)	(495,032)
Proceeds from sales of acquired available for sale debt securities	54,725	—
Proceeds from maturities and paydowns of held to maturity debt securities	18,043	167,049
Purchases of FHLB stock	(410)	(17,814)
Proceeds from redemption of FHLB stock	1,894	18,700
Net change in loans	(308,176)	(408,236)
Purchases of premises and equipment	(6,402)	(7,453)
Proceeds from sale or disposal of premises and equipment	1,301	710
Other investment activities	(21,573)	(54,585)
Proceeds from sales of other real estate owned	248	116
Cash from acquisition, net of cash paid	92,167	—
Net cash used in investing activities	(90,012)	(6,824)
Cash flows from financing activities:
Net change in deposits	(166,072)	477,571
Net change in securities sold under agreements to repurchase and federal funds purchased	(28,590)	(89,614)
Proceeds from FHLB advances	850,000	900,000
Repayments of FHLB advances	(900,000)	(900,000)
Repurchase of common stock	(1,494)	(2,089)
Cash dividends paid	(29,668)	(27,709)
Net cash (used in) provided by financing activities	(275,824)	358,159
Net change in cash and cash equivalents	(212,983)	465,269
Beginning cash and cash equivalents	886,376	291,020
Ending cash and cash equivalents	$673,393	$756,289
(continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (continued)
For the nine months ended September 30, 2026 and 2025 (in thousands)

Supplemental cash flow information:	2026	2025
Interest paid	$120,421	$125,403
Income taxes paid, net of refunds	15,800	15,995
Cash paid for operating lease liabilities	3,360	3,308

Supplemental non-cash activity:
Change in unfunded commitments in tax credit investments	$16,244	$21,000
Dividends payable to stockholders	260	241
Loans transferred to OREO	312	265

Liabilities assumed in conjunction with acquisitions:
Fair value of assets acquired	$883,357	$-
Cash paid in acquisition	5	-
Common stock issued in acquisition	112,200	-
Total consideration paid	112,205	-
Liabilities assumed	$771,152	$-
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
To prepare the condensed consolidated financial statements, management must make estimates and assumptions that may require difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates are susceptible to material changes as a result of changes in facts and circumstances. Actual results could differ significantly from those estimates, and the results of operations for the three and nine month periods ended September 30, 2026 do not necessarily indicate the results that Bancorp will achieve for the year ended December 31, 2026, or any other interim period.
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
Accounting Standards Updates – In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This update requires disaggregated disclosure of income statement expenses for public business entities. New financial statement disclosures are required in tabular format, disaggregating information about prescribed categories underlying any relevant income statement expense caption. The prescribed categories include, among other things, employee compensation, depreciation, and intangible asset amortization. Additionally, entities must disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Bancorp does not expect adoption to have a material impact on our financial statements.

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

(in thousands)	Fair Value of Net Assets Acquired at Date of Acquisition
Assets acquired:
Cash and due from banks	$92,172
Available for sale debt securities	55,582
Federal Home Loan Bank stock, at cost	4,544
Mortgage loans held for sale	681
Loans	641,137
Allowance for credit losses on loans	(17,540)
Net loans	623,597
Premises and equipment, net	9,031
Bank owned life insurance	13,222
Accrued interest receivable	3,718
Core deposit intangible	17,923
Customer list intangible	4,953
Other real estate owned	135
Mortgage servicing rights	1,267
Deferred income taxes, net	4,154
Other assets	6,590
Total assets acquired	$837,569

Liabilities assumed:
Deposits:
Non-interest bearing	$134,069
Interest bearing	630,691
Total deposits	764,760

Accrued interest payable	1,268
Other liabilities	5,124
Total liabilities assumed	771,152
Net assets acquired	$66,417

Consideration for common stock	$112,200
Cash consideration paid	5
Total consideration	$112,205

Goodwill	$45,788

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
During the third quarter of 2026, Bancorp revised certain provisional acquisition-date amounts related to the FM acquisition based on additional information obtained regarding facts and circumstances that existed as of the acquisition date. The adjustments included the classification of additional acquired loans as PCD and a corresponding increase of approximately $2.0 million in the acquisition-date allowance for credit losses on PCD loans. The adjustment did not impact the provision of credit losses on loans for the three months ended September 30, 2026.

The following table presents additional information related to the acquired loan portfolio at the acquisition date:

(in thousands)	May 1, 2026
Purchased Credit-Deteriorated ("PCD") loans
Par value	$76,220
Allowance for credit losses at acquisition	(12,449)
Non-credit discount	(1,851)
Fair value at date of acquisition	$61,920

Purchased seasoned loans (PSL)
Fair value at date of acquisition	$561,261
Gross contractual amounts receivable at date of acquisition	572,754
Estimate of contractual cash flows not expected to be collected at date of acquisition	5,091
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
Goodwill of approximately $46 million, which is the excess of the acquisition consideration over the fair value of net assets acquired, was recorded in relation to the FM acquisition and is the result of expected operational synergies and other factors. Of this total, $38 million is attributed to the commercial banking segment and $8 million is attributed to the WM&T segment. Goodwill related to the FM acquisition is not deductible for tax purposes, as it was structured as a stock sale. To the extent that management revises any of the above fair value adjustments as a result of its continuing evaluation, the amount of goodwill recorded in the FM acquisition will change.
Total revenue, defined as net interest income and non-interest income, attributed to FM totaled approximately $9.8 million and $16.5 million for the three and nine months ended September 30, 2026. Net income attributed to FM totaled $3.2 million and $4.0 million for the three and nine months ended September 30, 2026.

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company, including the effects of the purchase accounting adjustments and acquisition expenses, had the FM acquisition taken place on January 1, 2025:

(in thousands)	Three months ended September 30, 2026	Three months ended September 30, 2025

Net interest income	$92,604	$84,154
Provision for credit losses	950	2,197
Non-interest income	27,633	27,444
Non-interest expense	64,114	59,721
Income before taxes	55,173	49,680
Income tax expense	11,665	10,284
Net income	$43,508	$39,396

(in thousands)	Nine months ended September 30, 2026	Nine months ended September 30, 2025

Net interest income	$268,948	$242,414
Provision for credit losses	2,775	5,716
Non-interest income	81,591	80,723
Non-interest expense (1)	191,601	178,227
Income before taxes	156,163	139,194
Income tax expense	32,881	29,192
Net income	$123,282	$110,002
(1)- The 2026 supplemental pro-forma earnings were adjusted to exclude $678,000 and $3.0 million in pre-tax merger expenses for the three and nine months ended September 30, 2026, respectively, and instead, these costs are reflected in the pro-forma earnings for the nine months ended September 30, 2025 in the table above.

(3)             Investment Securities
AFS Debt Securities
The following table summarizes the amortized cost, unrealized gains and losses, and fair value of Bancorp’s AFS debt securities portfolio:

(in thousands)	Amortized cost	Unrealized
September 30, 2026		Gains	Losses	Fair value
Government sponsored agency obligations	$68,430	$115	$(3,466)	$65,079
Mortgage backed securities	545,499	-	(85,779)	459,720
Obligations of states and political subdivisions	108,833	1	(15,202)	93,632
Other	253	-	(38)	215
Total available for sale debt securities	$723,015	$116	$(104,485)	$618,646

December 31, 2025
Government sponsored agency obligations	$75,459	$97	$(2,737)	$72,819
Mortgage backed securities	602,261	322	(67,576)	535,007
Obligations of states and political subdivisions	123,083	10	(9,339)	113,754
Other	568	-	(37)	531
Total available for sale debt securities	$801,371	$429	$(79,689)	$722,111
AFS debt securities totaling $56.3 million (stated at fair value) were acquired as a result of the FM acquisition. Immediately after acquisition, 86 securities with a total fair value of $55.6 million in the acquired AFS debt securities portfolio were sold.
An ACL on AFS investment securities totaling $250,000 was established as of September 30, 2026 to record the impairment of a security owned as a result of a prior acquisition, representing the only security in Bancorp's investment securities portfolio that management has deemed impaired. Provision expense of $250,000, or approximately half of the bond’s book value, was recorded to establish the ACL.

HTM Debt Securities
The following table summarizes the amortized cost, unrecognized gains and losses, and fair value of Bancorp’s HTM debt securities portfolio:

(in thousands)	Carrying value	Unrecognized
September 30, 2026		Gains	Losses	Fair value
Government sponsored agency obligations	$19,479	$-	$(1,610)	$17,869
Mortgage backed securities	161,297	4	(21,013)	140,288
Total held to maturity debt securities	$180,776	$4	$(22,623)	$158,157

December 31, 2025
U.S. Treasury and other U.S. Government obligations	$1,994	$-	$(12)	$1,982
Government sponsored agency obligations	22,957	-	(1,112)	21,845
Mortgage backed securities	173,995	5	(16,624)	157,376
Total held to maturity debt securities	$198,946	$5	$(17,748)	$181,203

All investment securities classified as HTM by Bancorp as of September 30, 2026 are obligations of the U.S. Government and/or are issued by government-sponsored enterprises and have an explicit government guarantee or have a credit rating on par with the U.S. government and are generally considered risk-free. Therefore, no ACL has been recorded for Bancorp’s HTM securities as of September 30, 2026. Further, as of September 30, 2026, none of Bancorp’s HTM securities were in non-accrual or past due status.

Debt Securities by Contractual Maturity
A summary of AFS and HTM debt securities by contractual maturity as of September 30, 2026 follows:

	AFS Debt Securities		HTM Debt Securities

(in thousands)	Amortized cost	Fair value	Carrying value	Fair value
Due within one year	$5,043	$5,024	$3	$3
Due after one year but within five years	37,901	35,407	34	34
Due after five years but within 10 years	81,938	69,663	19,152	17,551
Due after 10 years	52,634	48,832	290	281
Mortgage backed securities	545,499	459,720	161,297	140,288
Total	$723,015	$618,646	$180,776	$158,157
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
Accrued interest on the investment securities portfolio (AFS and HTM) totaled $3 million and $4 million at September 30, 2026 and December 31, 2025, respectively. Accrued interest receivable on the investment securities portfolios is included in the condensed consolidated balance sheets.
Securities with a carrying value of $541 million and $707 million were pledged at September 30, 2026 and December 31, 2025, respectively, to secure accounts of commercial depositors in cash management accounts, public deposits and uninsured cash balances for WM&T accounts.
Based on an evaluation of available information including security type, counterparty credit quality, past events, current conditions, and reasonable and supportable forecasts that are relevant to collectability, Bancorp has concluded that it expects to receive all contractual cash flows from each security held in its AFS and HTM debt securities portfolio, with the exception of the previously noted corporate security. As such, an allowance of $250,000 was recorded with respect to investment securities as of September 30, 2026. No allowance or impairment was recorded with respect to investment securities as of December 31, 2025.

Unrealized and Unrecognized Loss Analysis on Debt Securities
Debt securities with unrealized and unrecognized losses at September 30, 2026 and December 31, 2025, aggregated by investment category and length of time securities have been in a continuous unrealized loss position follows:

	AFS Debt Securities
	Less than 12 months		12 months or more		Total
(in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
September 30, 2026
Government sponsored agency obligations	$-	$-	$57,344	$(3,466)	$57,344	$(3,466)
Mortgage-backed securities	36,691	(2,189)	423,030	(83,590)	459,721	(85,779)
Obligations of states and political subdivisions	22,387	(1,279)	69,818	(13,923)	92,205	(15,202)
Other	-	-	465	(38)	465	(38)
Total AFS debt securities	$59,078	$(3,468)	$550,657	$(101,017)	$609,735	$(104,485)

December 31, 2025
Government sponsored agency obligations	$-	$-	$69,880	$(2,737)	$69,880	$(2,737)
Mortgage-backed securities	-	-	507,041	(67,576)	507,041	(67,576)
Obligations of states and political subdivisions	1,446	(4)	91,609	(9,335)	93,055	(9,339)
Other	-	-	531	(37)	531	(37)
Total AFS debt securities	$1,446	$(4)	$669,061	$(79,685)	$670,507	$(79,689)

	HTM Debt Securities
	Less than 12 months		12 months or more		Total
(in thousands)	Fair value	Unrecognized losses	Fair value	Unrecognized losses	Fair value	Unrecognized losses
September 30, 2026
Government sponsored agency obligations	$-	$-	$17,867	$(1,610)	$17,867	$(1,610)
Mortgage-backed securities	141	(1)	139,846	(21,012)	139,987	(21,013)
Total HTM debt securities	$141	$(1)	$157,713	$(22,622)	$157,854	$(22,623)

December 31, 2025
U.S. Treasury and other U.S. Government obligations	$-	$-	$1,982	$(12)	$1,982	$(12)
Government sponsored agency obligations	-	-	21,649	(1,112)	21,649	(1,112)
Mortgage-backed securities	-	-	156,877	(16,624)	156,877	(16,624)
Total HTM debt securities	$-	$-	$180,508	$(17,748)	$180,508	$(17,748)
Applicable dates for determining when securities are in unrealized and unrecognized loss positions are September 30, 2026 and December 31, 2025. As such, it is possible that a security had a market value lower than its amortized cost on other days during the past 12 months, but is not in the “Less than 12 months” category of the preceding table.
In evaluating debt securities in unrealized and unrecognized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, Bancorp considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or government-sponsored enterprises, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition, among other factors. With the exception of the ACL established for the previously mentioned corporate security, unrealized and unrecognized losses on Bancorp’s investment securities portfolio have not been recognized as an expense because the securities are of high credit quality, and the decline in fair values is attributable to changes in the prevailing interest rate environment since the purchase date. Fair value is expected to recover as securities reach maturity and/or the interest rate environment returns to conditions similar to when these securities were purchased. These investments consisted of 448 and 402 separate investment positions as of September 30, 2026 and December 31, 2025, respectively.

(4)             Loans and Allowance for Credit Losses on Loans
Composition of loans by class follows:

(in thousands)	September 30, 2026	December 31, 2025
Commercial real estate - non-owner occupied	$2,167,416	$1,915,252
Commercial real estate - owner occupied	1,290,241	1,121,896
Total commercial real estate	3,457,657	3,037,148

Commercial and industrial - term	1,146,822	897,576
Commercial and industrial - lines of credit	624,936	611,913
Total commercial and industrial	1,771,758	1,509,489

Residential real estate - owner occupied	1,002,144	881,865
Residential real estate - non-owner occupied	478,244	391,216
Total residential real estate	1,480,388	1,273,081

Construction and land development	769,628	751,897
Home equity lines of credit	355,934	285,115
Consumer	113,937	142,425
Leases	11,256	16,912
Credits cards	27,106	25,243
Total loans (1)	$7,987,664	$7,041,310
(1)Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs.
Net loans, including purchase accounting adjustments, totaling approximately $624 million were acquired as a result of the FM acquisition on May 1, 2026.
Accrued interest receivable on loans, which is excluded from the amortized cost of loans, totaled $29 million and $25 million at September 30, 2026 and December 31, 2025, respectively, and was included in the condensed consolidated balance sheets. The increase during the first nine months of the year was attributed mainly to the FM acquisition.
Loans with carrying amounts of $4.26 billion and $3.78 billion were pledged to secure FHLB borrowing capacity at September 30, 2026 and December 31, 2025, respectively, the increase being attributed to the loan portfolio acquired from FM.
Loans to directors and their related interests, including loans to companies for which directors are principal owners and executive officers, totaled $59 million and $104 million as of September 30, 2026 and December 31, 2025, respectively. The decrease from December 31, 2025 was the result of a change in the composition of Bancorp’s Board of Directors.

ACL for Loans
Fluctuations in the ACL for loans during the three and nine months ended September 30, 2026 were the result of loan growth, the impact of the FM acquisition, an improved unemployment forecast and annual CECL model updates in addition to net charge offs.
The beginning balance of the ACL for the three months ended September 30, 2026 reflects a measurement-period adjustment to the provisional acquisition-date allowance associated with PCD loans acquired in the FM acquisition. The adjustment related to facts and circumstances existing as of the acquisition date and, accordingly, was not recognized as provision for credit losses on loans during the three months ended September 30, 2026.

The tables below reflect activity in the ACL for loans:

(in thousands)	Beginning Balance	Initial Allowance on PCD Loans	Initial Allowance on PSL Loans	Provision for Credit Losses on Loans	Charge-offs	Recoveries	Ending Balance
Three Months Ended September 30, 2026

Commercial real estate - non-owner occupied	$18,800	$-	$-	$(225)	$(785)	$-	$17,790
Commercial real estate - owner occupied	17,919	-	-	(1,075)	(227)	-	16,617
Total commercial real estate	36,719	-	-	(1,300)	(1,012)	-	34,407

Commercial and industrial - term	25,102	-	-	2,065	(2,099)	58	25,126
Commercial and industrial - lines of credit	7,419	-	-	(179)	(150)	-	7,090
Total commercial and industrial	32,521	-	-	1,886	(2,249)	58	32,216

Residential real estate - owner occupied	16,449	-	-	542	(176)	11	16,826
Residential real estate - non-owner occupied	5,262	-	-	(37)	(288)	-	4,937
Total residential real estate	21,711	-	-	505	(464)	11	21,763

Construction and land development	15,176	-	-	(635)	-	-	14,541
Home equity lines of credit	1,940	-	-	33	-	-	1,973
Consumer	2,427	-	-	145	(325)	177	2,424
Leases	284	-	-	(34)	-	-	250
Credit cards	329	-	-	100	(204)	56	281
Total	$111,107	$-	$-	$700	$(4,254)	$302	$107,855

(in thousands)	Beginning Balance	Initial Allowance on PCD Loans	Initial Allowance on PSL Loans	Provision for Credit Losses on Loans	Charge-offs	Recoveries	Ending Balance
Nine Months Ended September 30, 2026

Commercial real estate - non-owner occupied	$13,779	$3,519	$1,387	$(110)	$(785)	$-	$17,790
Commercial real estate - owner occupied	13,100	4,922	704	(1,882)	(227)	-	16,617
Total commercial real estate	26,879	8,441	2,091	(1,992)	(1,012)	-	34,407

Commercial and industrial - term	21,121	1,246	359	4,121	(2,099)	378	25,126
Commercial and industrial - lines of credit	7,323	375	200	(658)	(150)	-	7,090
Total commercial and industrial	28,444	1,621	559	3,463	(2,249)	378	32,216

Residential real estate - owner occupied	14,914	92	720	1,407	(341)	34	16,826
Residential real estate - non-owner occupied	4,287	157	726	55	(288)	-	4,937
Total residential real estate	19,201	249	1,446	1,462	(629)	34	21,763

Construction and land development	12,316	2,105	476	(356)	-	-	14,541
Home equity lines of credit	1,439	30	500	4	-	-	1,973
Consumer	2,924	3	19	(354)	(733)	565	2,424
Leases	524	-	-	(274)	-	-	250
Credit cards	140	-	-	372	(339)	108	281
Total	$91,867	$12,449	$5,091	$2,325	$(4,962)	$1,085	$107,855

(in thousands)	Beginning Balance	Provision for Credit Losses on Loans	Charge-offs	Recoveries	Ending Balance
Three Months Ended September 30, 2025

Commercial real estate - non-owner occupied	$15,278	$(960)	$-	$-	$14,318
Commercial real estate - owner occupied	11,996	869	-	17	12,882
Total commercial real estate	27,274	(91)	-	17	27,200

Commercial and industrial - term	20,677	39	(68)	175	20,823
Commercial and industrial - lines of credit	7,941	605	-	-	8,546
Total commercial and industrial	28,618	644	(68)	175	29,369

Residential real estate - owner occupied	14,265	611	(85)	4	14,795
Residential real estate - non-owner occupied	4,587	(37)	-	2	4,552
Total residential real estate	18,852	574	(85)	6	19,347

Construction and land development	11,134	87	-	-	11,221
Home equity lines of credit	1,343	34	-	-	1,377
Consumer	2,877	178	(251)	106	2,910
Leases	390	46	-	-	436
Credit cards	234	78	(25)	13	300
Total	$90,722	$1,550	$(429)	$317	$92,160

(in thousands)	Beginning Balance	Provision for Credit Losses on Loans	Charge-offs	Recoveries	Ending Balance
Nine Months Ended September 30, 2025

Commercial real estate - non-owner occupied	$13,935	$357	$-	$26	$14,318
Commercial real estate - owner occupied	10,192	2,711	(38)	17	12,882
Total commercial real estate	24,127	3,068	(38)	43	27,200

Commercial and industrial - term	21,284	(1,668)	(410)	1,617	20,823
Commercial and industrial - lines of credit	6,496	2,050	-	-	8,546
Total commercial and industrial	27,780	382	(410)	1,617	29,369

Residential real estate - owner occupied	14,468	401	(135)	61	14,795
Residential real estate - non-owner occupied	5,154	(601)	(3)	2	4,552
Total residential real estate	19,622	(200)	(138)	63	19,347

Construction and land development	10,981	240	-	-	11,221
Home equity lines of credit	1,277	110	(10)	-	1,377
Consumer	2,531	874	(831)	336	2,910
Leases	370	66	-	-	436
Credit cards	255	160	(169)	54	300
Total	$86,943	$4,700	$(1,596)	$2,113	$92,160

The following tables present the amortized cost basis of non-performing loans and the amortized cost basis of loans on non-accrual status for which there was no related ACL losses:

(in thousands)	Non-accrual Loans With No Recorded ACL	Total Non-accrual	Past Due 90-Days- or-More and Still Accruing Interest
September 30, 2026

Commercial real estate - non-owner occupied	$1,141	$1,883	$1,053
Commercial real estate - owner occupied	1,148	4,671	382
Total commercial real estate	2,289	6,554	1,435

Commercial and industrial - term	723	1,856	103
Commercial and industrial - lines of credit	—	431	74
Total commercial and industrial	723	2,287	177

Residential real estate - owner occupied	464	9,319	190
Residential real estate - non-owner occupied	814	1,181	—
Total residential real estate	1,278	10,500	190

Construction and land development	—	—	—
Home equity lines of credit	—	60	75
Consumer	20	519	—
Leases	—	—	—
Credit cards	—	94	—
Total	$4,310	$20,014	$1,877

(in thousands)	Non-accrual Loans With No Recorded ACL	Total Non-accrual	Past Due 90-Days- or-More and Still Accruing Interest
December 31, 2025

Commercial real estate - non-owner occupied	$—	$283	$72
Commercial real estate - owner occupied	—	2,449	219
Total commercial real estate	—	2,732	291

Commercial and industrial - term	348	819	—
Commercial and industrial - lines of credit	—	182	—
Total commercial and industrial	348	1,001	—

Residential real estate - owner occupied	400	7,349	158
Residential real estate - non-owner occupied	324	1,173	—
Total residential real estate	724	8,522	158

Construction and land development	—	—	—
Home equity lines of credit	—	—	—
Consumer	20	278	—
Leases	—	—	—
Credit cards	—	52	—
Total	$1,092	$12,585	$449
For the three and nine month periods ended September 30, 2026 and 2025, the amount of accrued interest income previously recorded as revenue and subsequently reversed due to the change in accrual status was immaterial.
For the three and nine month periods ended September 30, 2026 and 2025, no interest income was recognized on loans on non-accrual status.

The following table presents the amortized cost basis and ACL allocated for collateral dependent loans, which are individually evaluated to determine expected credit losses:

(in thousands)	Real Estate	Accounts Receivable / Equipment	Other	Total	ACL Allocation
September 30, 2026

Commercial real estate - non-owner occupied	$5,761	$-	$-	$5,761	$1,788
Commercial real estate - owner occupied	12,428	-	-	12,428	3,851
Total commercial real estate	18,189	-	-	18,189	5,639

Commercial and industrial - term	345	872	-	1,217	841
Commercial and industrial - lines of credit	35	1,055	-	1,090	266
Total commercial and industrial	380	1,927	-	2,307	1,107

Residential real estate - owner occupied	7,951	-	-	7,951	1,438
Residential real estate - non-owner occupied	1,181	-	-	1,181	-
Total residential real estate	9,132	-	-	9,132	1,438

Construction and land development	2,051	-	-	2,051	2,051
Home equity lines of credit	-	60	-	60	-
Consumer	-	-	499	499	-
Leases	-	-	-	-	-
Credit cards	-	-	-	-	-
Total collateral dependent loans	$29,752	$1,987	$499	$32,238	$10,235

(in thousands)	Real Estate	Accounts Receivable / Equipment	Other	Total	ACL Allocation
December 31, 2025

Commercial real estate - non-owner occupied	$6,809	$-	$-	$6,809	$887
Commercial real estate - owner occupied	4,302	-	-	4,302	755
Total commercial real estate	11,111	-	-	11,111	1,642

Commercial and industrial - term	877	97	46	1,020	405
Commercial and industrial - lines of credit	289	-	382	671	306
Total commercial and industrial	1,166	97	428	1,691	711

Residential real estate - owner occupied	6,376	-	-	6,376	1,464
Residential real estate - non-owner occupied	1,608	-	-	1,608	470
Total residential real estate	7,984	-	-	7,984	1,934

Construction and land development	-	-	-	-	-
Home equity lines of credit	-	-	-	-	-
Consumer	-	-	272	272	-
Leases	-	-	-	-	-
Credit cards	-	-	-	-	-
Total collateral dependent loans	$20,261	$97	$700	$21,058	$4,287

The following tables present the aging of contractually past due loans by portfolio class:

(in thousands)	Current	30-59 days Past Due	60-89 days Past Due	90 or more days Past Due	Total Past Due Loans	Total Loans
September 30, 2026

Commercial real estate - non-owner occupied	$2,160,920	$2,925	$724	$2,847	$6,496	$2,167,416
Commercial real estate - owner occupied	1,285,766	339	939	3,197	4,475	1,290,241
Total commercial real estate	3,446,686	3,264	1,663	6,044	10,971	3,457,657

Commercial and industrial - term	1,141,390	3,303	578	1,551	5,432	1,146,822
Commercial and industrial - lines of credit	622,418	174	1,839	505	2,518	624,936
Total commercial and industrial	1,763,808	3,477	2,417	2,056	7,950	1,771,758

Residential real estate - owner occupied	978,358	8,376	6,722	8,688	23,786	1,002,144
Residential real estate - non-owner occupied	475,953	957	188	1,146	2,291	478,244
Total residential real estate	1,454,311	9,333	6,910	9,834	26,077	1,480,388

Construction and land development	767,678	397	1,553	—	1,950	769,628
Home equity lines of credit	354,776	896	188	74	1,158	355,934
Consumer	112,680	595	173	489	1,257	113,937
Leases	11,256	—	—	—	—	11,256
Credit cards	25,433	1,444	135	94	1,673	27,106
Total	$7,936,628	$19,406	$13,039	$18,591	$51,036	$7,987,664

(in thousands)	Current	30-59 days Past Due	60-89 days Past Due	90 or more days Past Due	Total Past Due Loans	Total Loans
December 31, 2025

Commercial real estate - non-owner occupied	$1,912,951	$2,042	$151	$108	$2,301	$1,915,252
Commercial real estate - owner occupied	1,120,790	383	—	723	1,106	1,121,896
Total commercial real estate	3,033,741	2,425	151	831	3,407	3,037,148

Commercial and industrial - term	896,911	71	84	510	665	897,576
Commercial and industrial - lines of credit	611,757	156	—	—	156	611,913
Total commercial and industrial	1,508,668	227	84	510	821	1,509,489

Residential real estate - owner occupied	862,509	8,514	4,137	6,705	19,356	881,865
Residential real estate - non-owner occupied	390,148	103	151	814	1,068	391,216
Total residential real estate	1,252,657	8,617	4,288	7,519	20,424	1,273,081

Construction and land development	751,897	—	—	—	—	751,897
Home equity lines of credit	284,707	369	39	—	408	285,115
Consumer	141,352	445	350	278	1,073	142,425
Leases	16,912	—	—	—	—	16,912
Credit cards	24,970	187	34	52	273	25,243
Total	$7,014,904	$12,270	$4,946	$9,190	$26,406	$7,041,310

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
As of September 30, 2026, the risk rating of loans based on year of origination was as follows:

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving loans amortized cost basis	Total
September 30, 2026	2026	2025	2024	2023	2022	Prior

Commercial real estate - non-owner occupied:
Risk rating
Pass	$389,232	$410,263	$270,129	$321,385	$316,365	$365,775	$27,807	$2,100,956
OAEM	17,417	4,955	1,193	4,626	9,721	8,372	-	46,284
Substandard	5,048	1,006	-	11,364	-	875	-	18,293
Substandard non-performing	159	77	141	491	711	304	-	1,883
Doubtful	-	-	-	-	-	-	-	-
Total Commercial real estate non-owner occupied	$411,856	$416,301	$271,463	$337,866	$326,797	$375,326	$27,807	$2,167,416

Current period gross charge offs	$-	$(60)	$-	$(725)	$-	$-	$-	$(785)

Commercial real estate - owner occupied:
Risk rating
Pass	$219,066	$207,032	$152,807	$172,315	$152,046	$316,115	$21,320	$1,240,701
OAEM	2,434	1,946	5,749	2,988	6,048	7,942	-	27,107
Substandard	1,377	2,955	384	3,787	2,874	6,385	-	17,762
Substandard non-performing	1,544	1,640	240	-	148	1,099	-	4,671
Doubtful	-	-	-	-	-	-	-	-
Total Commercial real estate owner occupied	$224,421	$213,573	$159,180	$179,090	$161,116	$331,541	$21,320	$1,290,241

Current period gross charge offs	$-	$(227)	$-	$-	$-	$-	$-	$(227)

Commercial and industrial - term:
Risk rating
Pass	$418,818	$236,376	$168,508	$107,282	$96,618	$104,894	$-	$1,132,496
OAEM	870	2,552	1,834	125	1,369	-	-	6,750
Substandard	1,295	16	509	1,792	1,217	891	-	5,720
Substandard non-performing	400	752	235	24	303	142	-	1,856
Doubtful	-	-	-	-	-	-	-	-
Total Commercial and industrial - term	$421,383	$239,696	$171,086	$109,223	$99,507	$105,927	$-	$1,146,822

Current period gross charge offs	$(799)	$-	$(342)	$(753)	$(205)	$-	$-	$(2,099)

Commercial and industrial - lines of credit
Risk rating
Pass	$45,447	$10,436	$6,954	$1,209	$1,512	$2,060	$533,414	$601,032
OAEM	-	-	-	-	-	-	12,864	12,864
Substandard	-	-	-	-	-	-	10,609	10,609
Substandard non-performing	-	-	-	-	-	35	396	431
Doubtful	-	-	-	-	-	-	-	-
Total Commercial and industrial - lines of credit	$45,447	$10,436	$6,954	$1,209	$1,512	$2,095	$557,283	$624,936

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$(150)	$(150)
(continued)

(continued)

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving loans amortized cost basis	Total
September 30, 2026	2026	2025	2024	2023	2022	Prior

Residential real estate - owner occupied
Risk rating
Pass	$135,066	$157,748	$149,743	$135,688	$148,284	$264,762	$-	$991,291
OAEM	220	-	176	-	-	177	-	573
Substandard	-	-	-	57	7	897	-	961
Substandard non-performing	340	558	2,305	2,735	2,415	966	-	9,319
Doubtful	-	-	-	-	-	-	-	-
Total Residential real estate - owner occupied	$135,626	$158,306	$152,224	$138,480	$150,706	$266,802	$-	$1,002,144

Current period gross charge offs	$(100)	$(36)	$-	$(162)	$(43)	$-	$-	$(341)

Residential real estate - non-owner occupied
Risk rating
Pass	$79,329	$88,720	$68,104	$61,724	$68,023	$110,163	$-	$476,063
OAEM	32	194	-	-	-	529	-	755
Substandard	-	-	-	-	147	98	-	245
Substandard non-performing	-	91	-	790	177	123	-	1,181
Doubtful	-	-	-	-	-	-	-	-
Total Residential real estate - non-owner occupied	$79,361	$89,005	$68,104	$62,514	$68,347	$110,913	$-	$478,244

Current period gross charge offs	$-	$(138)	$-	$(150)	$-	$-	$-	$(288)

Construction and land development
Risk rating
Pass	$230,636	$300,910	$133,056	$90,431	$2,006	$3,407	$5,959	$766,405
OAEM	-	-	-	-	-	-	-	-
Substandard	-	3,223	-	-	-	-	-	3,223
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Construction and land development	$230,636	$304,133	$133,056	$90,431	$2,006	$3,407	$5,959	$769,628

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Home equity lines of credit
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$355,863	$355,863
OAEM	-	-	-	-	-	-	3	3
Substandard	-	-	-	-	-	-	8	8
Substandard non-performing	-	-	-	-	-	-	60	60
Doubtful	-	-	-	-	-	-	-	-
Total Home equity lines of credit	$-	$-	$-	$-	$-	$-	$355,934	$355,934

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Risk rating
Pass	$21,177	$18,254	$10,028	$6,683	$6,453	$3,193	$47,609	$113,397
OAEM	-	-	-	-	21	-	-	21
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	146	187	160	-	26	-	519
Doubtful	-	-	-	-	-	-	-	-
Total Consumer	$21,177	$18,400	$10,215	$6,843	$6,474	$3,219	$47,609	$113,937
Current period gross charge offs	$(556)	$(40)	$(42)	$(60)	$(26)	$(9)	$-	$(733)
(continued)

(continued)

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving loans amortized cost basis	Total
September 30, 2026	2026	2025	2024	2023	2022	Prior

Leases
Risk rating
Pass	$-	$4,133	$2,999	$2,803	$793	$528	$-	$11,256
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Leases	$-	$4,133	$2,999	$2,803	$793	$528	$-	$11,256

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Credit cards
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$27,012	$27,012
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	94	94
Doubtful	-	-	-	-	-	-	-	-
Total Credit cards	$-	$-	$-	$-	$-	$-	$27,106	$27,106

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$(339)	$(339)

Total loans
Risk rating
Pass	$1,538,771	$1,433,872	$962,328	$899,520	$792,100	$1,170,897	$1,018,984	$7,816,472
OAEM	20,973	9,647	8,952	7,739	17,159	17,020	12,867	94,357
Substandard	7,720	7,200	893	17,000	4,245	9,146	10,617	56,821
Substandard non-performing	2,443	3,264	3,108	4,200	3,754	2,695	550	20,014
Doubtful	-	-	-	-	-	-	-	-
Total Loans	$1,569,907	$1,453,983	$975,281	$928,459	$817,258	$1,199,758	$1,043,018	$7,987,664

Current period gross charge offs*	$(1,455)	$(501)	$(384)	$(1,850)	$(274)	$(9)	$(489)	$(4,962)
*Current period gross charge offs represent year-to-date activity.

As of December 31, 2025, the risk rating of loans based on year of origination was as follows:

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving loans amortized cost basis	Total
December 31, 2025	2025	2024	2023	2022	2021	Prior

Commercial real estate - non-owner occupied:
Risk rating
Pass	$473,903	$308,918	$322,311	$304,074	$234,941	$198,207	$21,473	$1,863,827
OAEM	16,521	2,271	11,620	2,240	7,638	5,945	-	46,235
Substandard	138	-	1,219	595	2,747	208	-	4,907
Substandard non-performing	-	151	-	-	-	132	-	283
Doubtful	-	-	-	-	-	-	-	-
Total Commercial real estate non-owner occupied	$490,562	$311,340	$335,150	$306,909	$245,326	$204,492	$21,473	$1,915,252

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial real estate - owner occupied:
Risk rating
Pass	$206,283	$143,496	$173,577	$165,211	$167,487	$210,266	$16,784	$1,083,104
OAEM	1,613	4,308	1,774	4,632	1,264	5,225	-	18,816
Substandard	5,279	2,156	3,896	3,140	2,861	195	-	17,527
Substandard non-performing	1,184	240	-	158	714	153	-	2,449
Doubtful	-	-	-	-	-	-	-	-
Total Commercial real estate owner occupied	$214,359	$150,200	$179,247	$173,141	$172,326	$215,839	$16,784	$1,121,896

Current period gross charge offs	$-	$(99)	$-	$(38)	$-	$-	$-	$(137)

Commercial and industrial - term:
Risk rating
Pass	$264,366	$239,708	$129,940	$127,077	$84,782	$38,764	$-	$884,637
OAEM	341	7,853	392	1,020	-	-	-	9,606
Substandard	-	-	82	1,162	1,238	32	-	2,514
Substandard non-performing	198	15	46	9	-	551	-	819
Doubtful	-	-	-	-	-	-	-	-
Total Commercial and industrial - term	$264,905	$247,576	$130,460	$129,268	$86,020	$39,347	$-	$897,576

Current period gross charge offs	$-	$(350)	$(328)	$(56)	$(4)	$-	$-	$(738)

Commercial and industrial - lines of credit
Risk rating
Pass	$62,731	$77,599	$5,292	$586	$1,852	$1,905	$425,487	$575,452
OAEM	485	2,258	-	-	-	-	13,955	16,698
Substandard	-	-	-	-	-	-	19,581	19,581
Substandard non-performing	182	-	-	-	-	-	-	182
Doubtful	-	-	-	-	-	-	-	-
Total Commercial and industrial - lines of credit	$63,398	$79,857	$5,292	$586	$1,852	$1,905	$459,023	$611,913

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$(287)	$(287)
(continued)

(continued)

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving loans amortized cost basis	Total
December 31, 2025	2025	2024	2023	2022	2021	Prior

Residential real estate - owner occupied
Risk rating
Pass	$166,712	$147,066	$136,367	$152,065	$140,120	$131,827	$-	$874,157
OAEM	151	-	-	-	77	-	-	228
Substandard	-	-	-	10	-	121	-	131
Substandard non-performing	602	1,459	2,676	1,956	-	656	-	7,349
Doubtful	-	-	-	-	-	-	-	-
Total Residential real estate - owner occupied	$167,465	$148,525	$139,043	$154,031	$140,197	$132,604	$-	$881,865

Current period gross charge offs	$(25)	$-	$(252)	$-	$(26)	$(5)	$-	$(308)

Residential real estate - non-owner occupied
Risk rating
Pass	$79,805	$66,030	$54,464	$64,198	$61,721	$63,348	$-	$389,566
OAEM	-	-	-	-	-	163	-	163
Substandard	-	-	208	-	-	106	-	314
Substandard non-performing	-	-	878	159	-	136	-	1,173
Doubtful	-	-	-	-	-	-	-	-
Total Residential real estate - non-owner occupied	$79,805	$66,030	$55,550	$64,357	$61,721	$63,753	$-	$391,216

Current period gross charge offs	$-	$(150)	$(3)	$-	$-	$(3)	$-	$(156)

Construction and land development
Risk rating
Pass	$253,687	$254,341	$182,016	$44,909	$3,095	$1,687	$12,162	$751,897
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Construction and land development	$253,687	$254,341	$182,016	$44,909	$3,095	$1,687	$12,162	$751,897

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Home equity lines of credit
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$284,064	$284,064
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	1,051	1,051
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Home equity lines of credit	$-	$-	$-	$-	$-	$-	$285,115	$285,115

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$(10)	$(10)

Consumer
Risk rating
Pass	$27,560	$13,948	$9,927	$8,561	$3,838	$650	$77,663	$142,147
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	21	126	110	12	-	9	-	278
Doubtful	-	-	-	-	-	-	-	-
Total Consumer	$27,581	$14,074	$10,037	$8,573	$3,838	$659	$77,663	$142,425
Current period gross charge offs	$(857)	$(72)	$(97)	$(36)	$(5)	$(36)	$-	$(1,103)
(continued)

(continued)

(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Revolving loans amortized cost basis	Total
December 31, 2025	2025	2024	2023	2022	2021	Prior

Leases
Risk rating
Pass	$6,848	$3,880	$3,831	$1,014	$836	$137	$-	$16,546
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	366	-	-	-	366
Substandard non-performing	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total Leases	$6,848	$3,880	$3,831	$1,380	$836	$137	$-	$16,912

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Credit cards
Risk rating
Pass	$-	$-	$-	$-	$-	$-	$25,191	$25,191
OAEM	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Substandard non-performing	-	-	-	-	-	-	52	52
Doubtful	-	-	-	-	-	-	-	-
Total Credit cards	$-	$-	$-	$-	$-	$-	$25,243	$25,243

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$(303)	$(303)

Total loans
Risk rating
Pass	$1,541,895	$1,254,986	$1,017,725	$867,695	$698,672	$646,791	$862,824	$6,890,588
OAEM	19,111	16,690	13,786	7,892	8,979	11,333	13,955	91,746
Substandard	5,417	2,156	5,405	5,273	6,846	662	20,632	46,391
Substandard non-performing	2,187	1,991	3,710	2,294	714	1,637	52	12,585
Doubtful	-	-	-	-	-	-	-	-
Total Loans	$1,568,610	$1,275,823	$1,040,626	$883,154	$715,211	$660,423	$897,463	$7,041,310

Current period gross charge offs*	$(882)	$(671)	$(680)	$(130)	$(35)	$(44)	$(600)	$(3,042)
*Current period gross charge offs represent year-to-date activity.

For certain loan classes, such as credit cards, credit quality is evaluated based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in credit cards based on payment activity:

(in thousands)	September 30, 2026	December 31, 2025
Credit cards
Performing	$27,012	$25,191
Non-performing	94	52
Total credit cards	$27,106	$25,243
Bancorp had $2 million and $1 million in residential real estate loans for which formal foreclosure proceedings were in process at September 30, 2026 and December 31, 2025, respectively.
Modifications to Borrowers Experiencing Financial Difficulty
During the three and nine month periods ended September 30, 2026 and 2025, there were no loans were modifie for borrowers experiencing financial difficulty and there were no payment defaults of existing modified loans within 12 months following modification. Default is determined at 90 days or more past due, charge off, or foreclosure.
(5)             Goodwill
As of September 30, 2026, goodwill totaled $240 million, of which $209 million was attributed to the commercial banking segment and $31 million was attributed to WM&T. As of December 31, 2025, goodwill totaled $194 million, of which $172 million was attributed to the commercial banking segment and $22 million was attributed to WM&T.
Goodwill totaling $46 million related to the FM acquisition was recorded as of September 30, 2026. Management has up to 12 months following the date of acquisition to finalize fair values of the acquired assets and assumed liabilities related to the FM acquisition. During this measurement period, Bancorp may record subsequent adjustments to goodwill for provisional amounts recorded at the acquisition date.
The following table presents the changes in the carrying amount of goodwill:

(in thousands)	September 30, 2026	December 31, 2025
Balance at the beginning of the period	$194,074	$194,074
Acquisitions and adjustments	45,788	-
Balance at the end of the period	$239,862	$194,074
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

(6)             Core Deposit and Customer List Intangible Assets
The following is a summary of the gross carrying amount and accumulated amortization of amortizable intangible assets:

	September 30, 2026			December 31, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Amortizable intangible assets:
Core deposit intangibles	$38,114	$(16,482)	$21,632	$20,191	$(13,503)	$6,688
Customer list intangibles	16,809	(7,671)	9,138	11,856	(6,384)	5,472
Total amortizable intangible assets	$54,923	$(24,153)	$30,770	$32,047	$(19,887)	$12,160
CDI and CLI assets totaling $18 million and $5 million, respectively, were added in relation to the FM acquisition as of the acquisition date. CDI and CLI assets are initially measured at fair value and then amortized over their estimated useful lives on an accelerated basis.
Amortization expense for all amortizable intangible assets totaled $1.9 million and $4.3 million for the three and nine month periods ended September 30, 2026. Amortization expense for all amortizable intangible assets totaled $915,000 and $2.7 million for the three and nine month periods ended September 30, 2025.
Future CDI and CLI amortization expense is estimated as follows:

(in thousands)	CDI	CLI
Remainder of 2026	$1,391	$529
2027	4,987	1,905
2028	4,232	1,662
2029	3,410	1,420
2030	2,700	1,178
Thereafter	4,912	2,444
Total future expense	$21,632	$9,138
(7)             Other Assets
A summary of the major components of other assets follows:

(in thousands)	September 30, 2026	December 31, 2025
Cash surrender value of life insurance other than BOLI	$23,429	$22,156
Net deferred tax asset	51,279	44,667
Investments in tax credit partnerships	197,256	194,643
Derivative assets	17,197	4,501
Prepaid assets	9,157	8,818
WM&T fees receivable	5,645	5,253
Mortgage servicing rights	10,555	10,189
Other real estate owned	406	190
Other	17,642	14,589
Total other assets	$332,566	$305,006

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
The effective tax rate, which is the provision for income taxes as a percentage of income before income taxes, was 20.99% for the nine months ended September 30, 2026 compared to 20.52% for the same period of the prior year.
(9)             Deposits
The composition of deposits follows:

(in thousands)	September 30, 2026	December 31, 2025
Non-interest bearing demand deposits	$1,679,364	$1,435,846
Interest bearing deposits:
Interest bearing demand	3,161,774	2,886,406
Savings	475,700	420,382
Money market	1,272,970	1,311,969

Time deposits of $250 thousand or more	559,048	567,404
Other time deposits	1,240,969	1,169,130
Total time deposits	1,800,017	1,736,534

Total interest bearing deposits	6,710,461	6,355,291
Total deposits	$8,389,825	$7,791,137
Deposits totaling approximately $765 million were assumed as a result of the FM acquisition on May 1, 2026.

(10)             Securities Sold Under Agreements to Repurchase
SSUAR represent a funding source of Bancorp and are used by commercial customers in conjunction with collateralized corporate cash management accounts. Such repurchase agreements are considered financing agreements and mature within one business day from the transaction date. Bancorp’s repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of setoff in the event of default or in the event of bankruptcy of either party to the transactions. Bancorp reports its repurchase agreements to these arrangements on a gross basis. At September 30, 2026 and December 31, 2025, all of these financing arrangements had overnight maturities. The lender agrees to resell substantially the same securities to Bancorp at the maturity of the repurchase agreement. Should the fair value of the securities pledged as collateral fall below the associated repurchase agreements, Bancorp would be required to pledge additional securities. To mitigate the risk of under-collateralization due to balance fluctuations, Bancorp generally pledges more in securities than the associated repurchase agreements.
Information concerning SSUAR follows:

(dollars in thousands)	September 30, 2026	December 31, 2025
Outstanding balance at end of period	$83,647	$112,476
Weighted average interest rate at end of period	1.97%	1.80%

Fair value of securities pledged:
Mortgage backed securities	$111,253	$116,097
Government sponsored agency obligations	12,553	12,811
Total securities pledged	$123,806	$128,908

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Average outstanding balance during the period	$98,741	$104,640	$90,635	$130,507
Average interest rate during the period	1.86%	2.23%	1.78%	2.08%
Maximum outstanding at any month end during the period	$108,939	$113,304	$108,939	$151,483
The following table presents information regarding the Company’s repurchase agreements as if they had been presented on a net basis:

(dollars in thousands)	Gross amount of recognized liabilities	Gross amount offset in the balance sheet	Net amount of liabilities presented in the balance sheet	Investment securities posted as collateral	Net amount
September 30, 2026
Repurchase agreements	$83,647	$-	$83,647	$(83,647)	$-
December 31, 2025
Repurchase agreements	$112,476	$-	$112,476	$(112,476)	$-
(1)Amounts disclosed for collateral received by or posted to the same counterparty include the fair value of investment securities up to and not exceeding the amount or the repurchase agreement liability presented in the balance sheet. The fair value of the total collateral received by or posted to the same counterparty may exceed the amounts presented.

(11)             Subordinated Debentures
As a result of its acquisition of Commonwealth Bancshares, Inc. on March 7, 2022, Bancorp became the 100% successor owner of the following unconsolidated trust subsidiaries: Commonwealth Statutory Trust III, Commonwealth Statutory Trust IV and Commonwealth Statutory Trust V. The sole assets of the trust subsidiaries represent the proceeds of offerings loaned in exchange for subordinated debentures with similar terms to the TPS. The TPS are treated as part of Tier I Capital. The subordinated notes and related interest expense are included in Bancorp’s consolidated financial statements. The subordinated notes are currently redeemable at Bancorp’s option on a quarterly basis. Bancorp chose not to redeem the subordinated notes on October 1, 2026 and carried the notes at the costs noted below at September 30, 2026:

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
(12)             FHLB Advances and Other Borrowings
FHLB advances outstanding at September 30, 2026 consisted of a rolling $250 million three-month advance that matures in November 2026, which Bancorp utilizes in conjunction with interest rate swaps in an effort to hedge cash flows. FHLB advances outstanding at December 31, 2025 consisted of a rolling $300 million three-month advance that matured in February 2026, which was also utilized in conjunction with the previously mentioned interest rate swaps.
Information regarding FHLB advances follows. The average interest rate information provided includes the benefit associated with the related interest rate swaps:

(dollars in thousands)	September 30, 2026	December 31, 2025
Outstanding balance at end of period	$250,000	$300,000
Weighted average interest rate at end of period	3.79%	3.85%
FHLB advances are collateralized by certain CRE and residential real estate mortgage loans under blanket mortgage collateral pledge agreements. Bancorp views these advances as an effective lower-costing funding option compared to other alternatives, such as brokered deposits, to fund loan growth. At September 30, 2026 and December 31, 2025, the amount of available credit from the FHLB totaled $1.60 billion and $1.47 billion, respectively.
Bancorp also had unsecured available FFP lines with correspondent banks totaling $80 million at both September 30, 2026 and December 31, 2025, respectively. There were no outstanding balances associated with these lines as of both September 30, 2026 and December 31, 2025.

(13)             Commitments and Contingent Liabilities
As of September 30, 2026 and December 31, 2025, Bancorp had various commitments outstanding that arose in the normal course of business which are properly not reflected in the condensed consolidated financial statements. Total off-balance sheet commitments to extend credit follows:

(in thousands)	September 30, 2026	December 31, 2025
Commercial and industrial	$879,513	$811,568
Construction and development	611,352	639,190
Home equity lines of credit	505,097	429,070
Credit cards	69,019	90,673
Overdrafts	88,789	54,863
Standby letters of credit	29,255	28,410
Other	115,619	99,462
Future loan commitments	299,929	177,135
Total off balance sheet commitments to extend credit	$2,598,573	$2,330,371
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
The ACL for off balance sheet credit exposures, which is separate from the ACL for loans and recorded in other liabilities on the consolidated balance sheets, was $8.3 million and $7.9 million as of September 30, 2026 and December 31, 2025, respectively. While no provision expense was recorded for off balance sheet credit exposures for the three and nine months ended September 30, 2026, the liability was increased as a result of the line of credit portfolio added through the FM acquisition, with the corresponding offset recorded to goodwill (as opposed to provision expense). The lack of expense for the first nine months of 2026 was consistent with changes in expected utilization within the C&D portfolio.
Provision expense of $425,000 and $350,000 was recorded for off balance sheet credit exposures for the three and nine month periods ended September 30, 2025, respectively, driven by increased availability associated with new line production. The lower expense recorded for the nine month period of the prior year stemmed from recording a credit to provision expense for off balance sheet credit exposures during the first quarter, consistent with improved utilization and thus reduced availability for that period. The ACL for off balance sheet credit exposures totaled $7.1 million as of September 30, 2025.
Standby letters of credit are conditional commitments issued by Bancorp to guarantee the performance of a customer to a first party beneficiary. Those guarantees are primarily issued to support commercial transactions. Standby letters of credit generally have maturities of one to two years.
Certain commercial customers require confirmation of Bancorp’s letters of credit by other banks since Bancorp does not have a rating by a national rating agency. Terms of the agreements range from one month to a year with certain agreements requiring between one and six months’ notice to cancel. If an event of default on all contracts had occurred at September 30, 2026, Bancorp would have been required to make payments of approximately $4.3 million, or the maximum amount payable under those contracts. No payments have ever been required because of default on these contracts. These agreements are normally secured by collateral acceptable to Bancorp, which limits credit risk associated with the agreements.

Bancorp also utilizes standby letters of credit through the FHLB as a means of collateralizing certain public fund deposit relationships. These letters of credit are issued to such depositors by FHLB on behalf of Bancorp, guaranteeing collateralization of their deposits in excess of FDIC-insured coverage, and are backed by the Company’s collateral-based borrowing capacity. As of September 30, 2026, such standby letters of credit totaled $67 million.
Bancorp periodically invests in certain partnerships that generate federal income tax credits, which result in contribution commitments and serve as an economical means of fulfilling CRA goals. Such commitments are recorded in other liabilities on the consolidated balance sheets. While contributions are made periodically over the life of the respective investments, which can be up to 10 years depending on the type of investment, the majority of contributions associated with a respective investment are made within the first few years after entering the partnership. As of September 30, 2026, tax credit contribution commitments of $87 million were recorded in other liabilities on the consolidated balance sheets.
As of September 30, 2026, in the normal course of business, there were pending legal actions and proceedings in which claims for damages are asserted. Management, after discussion with legal counsel, believes the ultimate result of these legal actions and proceedings will not have a material adverse effect on the consolidated financial position or results of operations of Bancorp.
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
Mortgage banking derivatives – Mortgage banking derivatives used in the ordinary course of business consist primarily of mandatory forward sales contracts and interest rate lock loan commitments. The fair value of Bancorp’s mandatory forward sales contracts is primarily measured by obtaining pricing from broker-dealers recognized to be market participants. The pricing is derived from observable market inputs that can generally be verified and do not typically involve significant judgment by Bancorp (Level 2 inputs). While the fair value measurement of Bancorp’s interest rate lock commitments incorporate similar observable inputs, it also includes assumptions that utilize inputs related to the probability of a mortgage loan ultimately closing and funding, otherwise known as a “pull-through” rate. The determination of this rate requires management judgment and significant unobservable inputs (Level 3 inputs).

As of September 30, 2026, the weighted average pull-through rate was 94.9%, with a range of 78.5% to 99.0%. As of December 31, 2025, the weighted average pull-through rate was 84.4%, with a range of 65.1% to 98.1%. These weighted averages were calculated based on the relative loan amount of the instruments.
Interest rate swap agreements – Interest rate swaps are valued using valuations received from the relevant dealer counterparty. These valuations consider multiple observable market inputs, including interest rate yield curves, time value and volatility factors (Level 2 inputs).
Carrying values of assets measured at fair value on a recurring basis follows:

	Fair Value Measurements Using:			Total
September 30, 2026 (in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Available for sale debt securities:
Government sponsored enterprise obligations	$—	$65,079	$—	$65,079
Mortgage backed securities - government agencies	—	459,720	—	459,720
Obligations of states and political subdivisions	—	93,632	—	93,632
Other	—	215	—	215

Total available for sale debt securities	$—	618,646	—	618,646

Mortgage loans held for sale	—	9,100	—	9,100
Rate lock loan commitments	—	—	193	193
Mandatory forward contracts	—	332	—	332
Interest rate swap assets	—	17,196	—	17,196
Total assets	$—	$645,274	$193	$645,467

Liabilities:
Interest rate swap liabilities	$—	$11,930	$—	$11,930
Mandatory forward contracts	—	—	—	—
Total liabilities	$—	$11,930	$—	$11,930

	Fair Value Measurements Using:			Total
December 31, 2025 (in thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Available for sale debt securities:
Government sponsored enterprise obligations	$—	$72,819	$—	$72,819
Mortgage backed securities - government agencies	—	535,007	—	535,007
Obligations of states and political subdivisions	—	113,754	—	113,754
Other	—	531	—	531

Total available for sale debt securities	—	722,111	—	722,111

Mortgage loans held for sale	—	6,247	—	6,247
Rate lock loan commitments	—	—	333	333
Interest rate swap assets	—	4,501	—	4,501
Total assets	$—	$732,859	$333	$733,192

Liabilities:
Interest rate swap liabilities	$—	$6,319	$—	$6,319
Mandatory forward contracts	—	49	—	49
Total liabilities	$—	$6,368	$—	$6,368
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

Carrying values of assets measured at fair value on a non-recurring basis follows:

	Fair Value Measurements Using:			Total Fair Value	Losses recorded nine months ended September 30, 2026
September 30, 2026 (in thousands)	Level 1	Level 2	Level 3

Collateral dependent loans	$—	$—	$15,449	$15,449	$3,200
Other real estate owned	—	—	406	406	—

	Fair Value Measurements Using:			Total Fair Value	Losses recorded nine months ended September 30, 2025
December 31, 2025 (in thousands)	Level 1	Level 2	Level 3

Collateral dependent loans	$—	$—	$14,684	$14,684	$24
Other real estate owned	—	—	190	190	—
There were no liabilities measured at fair value on a non-recurring basis at September 30, 2026 and December 31, 2025.
For Level 3 assets measured at fair value on a non-recurring basis, the significant unobservable inputs used in the fair value measurements are presented below.

	September 30, 2026
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of inputs			Weighted Average (1)
Collateral dependent loans	$15,449	Appraisal	Appraisal discounts	0.0	-	100.0%	38.8%
Other real estate owned	406	Appraisal	Appraisal discounts	4.3	-	20.1	15.4

	December 31, 2025
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of inputs			Weighted Average (1)
Collateral dependent loans	$14,684	Appraisal	Appraisal discounts	—%	-	100.0%	22.6%
Other real estate owned	190	Appraisal	Appraisal discounts	15.4%			15.4%
(1)The weighted average discount rate was calculated based on the relative carrying value of the instruments.

(15)             Disclosure of Financial Instruments Not Reported at Fair Value
GAAP requires disclosure of the fair value of financial assets and liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis. The estimated fair values of Bancorp’s financial instruments not measured at fair value on a recurring or non-recurring basis follows:

	Carrying		Fair Value Measurements Using:
September 30, 2026 (in thousands)	amount	Fair value	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$679,393	$673,393	$673,393	$—	$—
HTM debt securities	180,776	158,157	—	158,157	—
Federal Home Loan Bank stock	23,777	23,777	—	23,777	—
Loans, net	7,879,809	7,810,338	—	—	7,810,338
Accrued interest receivable	32,010	32,010	—	32,010	—
Mortgage servicing rights	10,555	26,868	—	—	26,868

Liabilities
Non-interest bearing deposits	$1,679,364	$1,679,364	$1,679,364	$—	$—
Transaction deposits	4,910,444	4,910,444	—	4,910,444	—
Time deposits	1,800,017	1,792,384	—	1,792,384	—
Securities sold under agreement to repurchase	83,647	83,647	—	83,647	—
Federal funds purchased	7,528	7,528	—	7,528	—
Subordinated debentures	26,806	25,911	—	25,911	—
FHLB advances	250,000	241,658	—	241,658	—
Accrued interest payable	2,804	2,804	—	2,804	—

	Carrying		Fair Value Measurements Using:
December 31, 2025 (in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	$886,376	$886,376	$886,376	$—	$—
HTM debt securities	198,946	181,203	1,982	179,221	—
Federal Home Loan Bank stock	20,717	20,717	—	20,717	—
Loans, net	6,949,443	6,872,537	—	—	6,872,537
Accrued interest receivable	28,783	28,783	—	28,783	—
Mortgage servicing rights	10,189	22,237	—	—	22,237

Liabilities
Non-interest bearing deposits	$1,435,846	$1,435,846	$1,435,846	$—	$—
Transaction deposits	4,618,757	4,618,757	—	4,618,757	—
Time deposits	1,736,534	1,740,161	—	1,740,161	—
Securities sold under agreement to repurchase	112,476	112,476	—	112,476	—
Federal funds purchased	7,289	7,289	—	7,289	—
Subordinated debentures	26,806	26,547	—	26,547	—
FHLB advances	300,000	297,101	—	297,101	—
Accrued interest payable	1,740	1,740	—	1,740	—

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
Activity for mortgage loans held for sale, at fair value, was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Balance, beginning of period:	$8,262	$5,014	$6,247	$6,286
Origination of mortgage loans held for sale	44,307	37,086	124,003	105,149
Loans held for sale acquired	—	—	681	—
Proceeds from the sale of mortgage loans held for sale	(44,026)	(37,052)	(123,634)	(107,764)
Net gain realized on sale of mortgage loans held for sale	557	997	1,803	2,374
Balance, end of period	$9,100	$6,045	$9,100	$6,045
The following table represents the components of Mortgage banking income:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025

Net gain realized on sale of mortgage loans held for sale	$557	$997	$1,803	$2,374
Net change in fair value recognized on loans held for sale	(114)	26	(93)	2
Net change in fair value recognized on rate lock loan commitments	(265)	18	(147)	239
Net change in fair value recognized on forward contracts	578	(129)	582	(360)
Net gain recognized	756	912	2,145	2,255

Net loan servicing income	746	807	2,430	2,411
Amortization of mortgage servicing rights	(719)	(581)	(2,017)	(1,714)
Change in mortgage servicing rights valuation allowance	-	-	-	-
Net servicing income recognized	27	226	413	697

Other mortgage banking income	93	114	261	311
Total mortgage banking income	$876	$1,252	$2,819	$3,263

Activity for capitalized mortgage servicing rights was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025

Balance, beginning of period	$10,914	$10,706	$10,189	$11,333
MSRs acquired	—	—	1,267	—
Additions for mortgage loans sold	360	322	1,116	828
Amortization	(719)	(581)	(2,017)	(1,714)
Impairment	—	—	—	—
Balance, end of period	$10,555	$10,447	$10,555	$10,447
The estimated fair value of MSRs at September 30, 2026 and December 31, 2025 was $27 million and $22 million, respectively. There was no valuation allowance recorded for MSRs as of September 30, 2026 and December 31, 2025, as fair value exceeded carrying value. The fair value of MSRs at September 30, 2026 was determined using discount rates ranging from 10.0% to 13.0%, prepayment speeds ranging from 6.1% to 8.7%, depending on the characteristics of the specific rights (rate, maturity, etc.), and a weighted average default rate of 0.5%. The fair value of MSRs at December 31, 2025 was determined using discount rates ranging from 9.5% to 12.5%, prepayment speeds ranging from 6.8% to 11.8%, depending on the characteristics of the specific rights, and a weighted average default rate of 0.5%.
Total outstanding principal balances of loans serviced for others were $1.78 billion and $1.73 billion at September 30, 2026 and December 31, 2025, respectively.
(17)             Accumulated Other Comprehensive Income (Loss)
The following table illustrates activity within the balances of AOCI, net of tax, by component:

(in thousands)	Net unrealized gains (losses) on available for sale debt securities	Net unrealized gains (losses) on cash flow hedges	Minimum pension liability adjustment	Total
Three months ended September 30, 2026
Balance, beginning of period	$(62,474)	$1,300	$43	$(61,131)
Other comprehensive income (loss) before reclassifications	(21,601)	3,506	-	(18,095)
Amounts reclassified from accumulated other comprehensive income (loss)	-	48	-	48
Income tax benefit (expense)	5,303	(862)		4,441
Net current period other comprehensive income (loss)	(16,298)	2,692	-	(13,606)
Balance, end of period	$(78,772)	$3,992	$43	$(74,737)

Three months ended September 30, 2025
Balance, beginning of period	$(74,168)	$(1,260)	$117	$(75,311)
Other comprehensive income (loss) before reclassifications	10,466	(773)	-	9,693
Amounts reclassified from accumulated other comprehensive income (loss)	-	500	-	500
Income tax benefit (expense)	(2,570)	66	-	(2,504)
Net current period other comprehensive income (loss)	7,896	(207)	-	7,689
Balance, end of period	$(66,272)	$(1,467)	$117	$(67,622)

(in thousands)	Net unrealized gains (losses) on available for sale debt securities		Net unrealized gains (losses) on cash flow hedges		Minimum pension liability adjustment	Total
Nine months ended September 30, 2026
Balance, beginning of period	$(59,825)		$(1,493)		$43	$(61,275)
Other comprehensive income (loss) before reclassifications	(25,109)		7,234		-	(17,875)
Amounts reclassified from accumulated other comprehensive income (loss)	-		(3)		-	(3)
Income tax benefit (expense)	6,162		(1,746)			4,416
Net current period other comprehensive income (loss)	(18,947)	-	5,485	-	-	(13,462)
Balance, end of period	$(78,772)		$3,992		$43	$(74,737)

Nine months ended September 30, 2025
Balance, beginning of period	$(94,190)		$2,922		$117	$(91,151)
Other comprehensive income (loss) before reclassifications	37,009		(7,262)		-	29,747
Amounts reclassified from accumulated other comprehensive income (loss)	-		1,483		-	1,483
Income tax benefit (expense)	(9,091)		1,390		-	(7,701)
Net current period other comprehensive income (loss)	27,918		(4,389)		-	23,529
Balance, end of period	$(66,272)		$(1,467)		$117	$(67,622)
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
(19)             Net Income Per Share
The following table reflects net income (numerator) and average shares outstanding (denominator) for basic and diluted net income per share computations:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2026	2025	2026	2025
Net income	$43,508	$36,241	$120,160	$103,536

Weighted average shares outstanding - basic	30,956	29,369	30,267	29,360
Dilutive securities	162	157	135	151
Weighted average shares outstanding- diluted	31,118	29,526	30,402	29,511

Net income per share - basic	$1.41	$1.23	$3.97	$3.53
Net income per share - diluted	1.40	1.23	3.95	3.51

Certain SARs that were excluded from the EPS calculation because their impact was antidilutive were as follows:

(shares in thousands)	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Antidilutive SARs	60	26	73	22
(20)             Stock-Based Compensation
At Bancorp's 2015 Annual Meeting of Shareholders, shareholders approved the 2015 Omnibus Equity Compensation Plan and authorized the shares available from the expiring 2005 plan for future awards under the 2015 plan. In 2018, shareholders approved an additional 500,000 shares for issuance under the plan. Shareholders approved an additional 1 million shares for issuance under the plan at Bancorp’s 2024 Annual Meeting of Shareholders on April 25, 2024. As of September 30, 2026, there were 859,000 shares available for future awards. The 2015 Stock Incentive Plan has no defined expiration date.
SAR Grants – SARs granted have a vesting schedule of 20% per year and expire ten years after the grant date unless forfeited due to employment termination.
Fair values of SARs are estimated at the date of grant using the Black-Sholes option-pricing model, a leading formula for calculating such value. This model requires the input of assumptions, changes to which can materially impact the fair value estimate. The following assumptions were used in SAR valuations at the grant date in each year:

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
Bancorp utilized cash of $325,000 and $344,000 during the first nine months of 2026 and 2025, respectively, for the purchase of shares upon the vesting of RSUs.

Bancorp has recognized stock-based compensation expense for SARs, RSAs and PSUs within compensation expense and RSUs for directors within other non-interest expense, as follows:

	Three months ended September 30, 2026
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$137	$546	$95	$471	$1,249
Deferred tax benefit	(28)	(115)	(20)	(98)	(261)
Total net expense	$109	$431	$75	$373	$988

	Three months ended September 30, 2025
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$113	$494	$122	$384	$1,113
Deferred tax benefit	(24)	(104)	(26)	(80)	(234)
Total net expense	$89	$390	$96	$304	$879

	Nine months ended September 30, 2026
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$393	$1,640	$333	$1,429	$3,795
Deferred tax benefit	(82)	(344)	(70)	(297)	(793)
Total net expense	$311	$1,296	$263	$1,132	$3,002

	Nine months ended September 30, 2025
(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total

Expense	$329	$1,432	$388	$1,238	$3,387
Deferred tax benefit	(69)	(301)	(82)	(260)	(712)
Total net expense	$260	$1,131	$306	$978	$2,675

Detail of unrecognized stock-based compensation expense follows:

(in thousands)	Stock Appreciation Rights	Restricted Stock Awards	Restricted Stock Units	Performance Stock Units	Total
Year ended

Remainder of 2026	$136	$542	$95	$472	$1,245
2027	482	1,901	1	1,887	4,271
2028	393	1,538	—	678	2,609
2029	278	1,194	—	—	1,472
2030	159	685	—	—	844
2031	23	58	—	—	81
Total estimated future expense	$1,471	$5,918	$96	$3,037	$10,522
The following table summarizes SARs activity and related information:

(in thousands, except per share and life data)	SARs	Exercise price			Weighted average exercise price	Aggregate intrinsic value(1)	Weighted average fair value	Weighted average remaining contractual life (in years)
Outstanding, January 1, 2025	340	$25.76	-	$74.92	$43.41	$9,774	$8.69	5.3
Granted	26	67.85	-	75.21	74.93	—	23.63
Exercised	(28)	25.76	-	40.00	29.67	1,332	4.32
Forfeited	—		—		—	—	—
Outstanding, December 31, 2025	338	$35.90	-	$75.21	$46.98	$6,354	$10.21	5.0

Outstanding, January 1, 2026	338	$35.90	-	$75.21	$46.98	$6,354	$10.21	5.0
Granted	34	66.53	-	70.21	68.16	—	20.91
Exercised	(10)	40	-	53.29	41.15	340	7.01
Forfeited	—		—		—	—	—
Outstanding, September 30, 2026	362	$35.90	-	$75.21	$49.15	$10,116	$11.31	4.8

Vested and exercisable	265	$35.90	-	$75.21	$44.01	$8,765	$8.61	3.6
Unvested	97	47.17	-	75.21	63.10	1,351	18.67	3.6
Outstanding, September 30, 2026	362	$35.90	-	$75.21	$49.15	$10,116	$11.31	4.8

Vested in the current year	30	$47.17	-	75.21	$56.94	$606	$14.86
(1)–Aggregate intrinsic value for SARs is defined as the amount by which the current market price of the underlying stock exceeds the exercise or grant price.

The following table summarizes activity for RSAs granted:

(in thousands, except per share data)	RSAs	Grant date weighted average cost
Unvested at January 1, 2025	102	$54.92
Shares awarded	42	75.34
Restrictions lapsed and shares released	(32)	51.92
Shares cancelled	(6)	61.89
Unvested at December 31, 2025	106	$62.49

Unvested at January 1, 2026	106	$62.49
Shares awarded	43	71.20
Restrictions lapsed and shares released	(33)	59.49
Shares cancelled	(6)	67.08
Unvested at September 30, 2026	110	$66.57
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
Interest Rate Swaps
Interest rate swap agreements derive their value from underlying interest rates. These transactions involve both credit and market risk. Notional amounts are amounts on which calculations, payments and the value of the derivative are based. Notional amounts do not represent direct credit exposures. Direct credit exposure is limited to the net difference between the calculated amounts to be received and paid, if any. Bancorp is exposed to credit-related losses in the event of non-performance by counterparties to these agreements. Bancorp mitigates the credit risk of its financial contracts through credit approvals, collateral and monitoring procedures, and does not expect any counterparties to fail their obligations. As of September 30, 2026, Bancorp had interest rate swap contracts entered into with a single counterparty in a net asset position of $11.1 million. No cash collateral was posted or held due to collateral requirements as of September 30, 2026. The remaining interest rate swap transactions are entered into with borrowers and are not subject to netting.
Cash Flow Hedges –Interest rate swaps used to hedge exposure to variability in expected future cash flows, or other forecasted transactions, are designated as cash flow hedges. Interest rate swaps involve exchange of Bancorp’s floating rate interest payments for fixed rate swap payments on underlying principal amounts. Derivative financial instruments that are designated and qualify as cash flow hedging instruments are highly effective. Gains or losses are reported as a component of AOCI and are subsequently reclassified into earnings as an adjustment to interest expense in periods for which the hedged forecasted transaction impacts earnings. As of September 30, 2026, Bancorp estimates that $1.8 million of pre-tax net gains related to cash flow hedges recorded in AOCI will be recognized in income over the next 12 months.

Interest rate swaps with notional amounts totaling $250 million and $300 million as of September 30, 2026 and December 31, 2025, respectively, were designated at cash flow hedges of certain FHLB advances and were determined to be effective during all periods presented. The Company expects the hedges to remain effective during the remaining terms of the swaps, the last of which matures in August of 2029. While Bancorp expects to utilize fixed-rate three-month FHLB advances with respect to these interest rate swaps, brokered CDs or other fixed rate advances may be utilized for the same three-month terms instead should those sources be more favorable. For purposes of hedging, rolling fixed rate advances are considered to be floating rate liabilities.
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

The following table presents the notional amounts and gross fair values of the Company’s derivative financial instruments. The derivative asset and liability balances are presented prior to the application of any master netting agreements, as included in other assets and other liabilities, respectively, on the consolidated balance sheets.

	September 30, 2026			December 31, 2025
	Notional	Fair Value		Notional	Fair Value
(dollars in thousands)	amount	Assets	Liabilities	amount	Assets	Liabilities

Designated as hedging instruments:
Interest rate swaps - Cash flow hedges	$250,000	$5,267	$-	$300,000	$-	$1,964

Not designated as hedging instruments:
Interest rate swaps	343,966	11,930	11,930	345,098	4,428	4,428

Mortgage banking derivatives:
Interest rate lock commitments	13,006	193	-	7,799	333	-
Mandatory forward contracts	16,000	332	-	10,250	-	49
Total derivative financial instruments:	$622,972	$17,722	$11,930	$663,147	$4,761	$6,441
The table below presents a gross presentation, the effects of offsetting, and a net presentation of Bancorp's interest rate swap derivatives as of September 30, 2026 and December 31, 2025. Bancorp's interest rate swaps are subject to master netting arrangements between the Company and its counterparties. Bancorp has made a policy election to present its derivative positions at fair value on a net basis when a right to offset exists, based on transactions with a single counterparty for derivative contracts that are subject to legally enforceable master netting agreements. The interest rate swaps with borrowers are cross-collateralized with the underlying loan and, therefore, there is no posted collateral. Interest rate swap agreements with third-party counterparties contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount and allow for the receipt of collateral for agreements in a net asset position. Bancorp had posted cash collateral of $5 million as of December 31, 2025, which was included in Federal funds sold and interest bearing due from banks on the consolidated balance sheets.

(dollars in thousands)	Gross amount of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amount of assets/liabilities presented in the balance sheet	Cash collateral	Net amount of assets/liabilities
September 30, 2026
Other assets - derivative assets	$17,752	$30	$17,722	$—	$17,722
Other liabilities - derivative liabilities	11,960	30	11,930	—	11,930

December 31, 2025
Other assets - derivative assets	$9,046	$4,285	$4,761	$—	$4,761
Other liabilities - derivative liabilities	10,726	4,285	6,441	—	6,441

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
Additionally, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, Bancorp and the Bank must hold a 2.5% capital conservation buffer composed of Common Equity Tier 1 Risk-Based Capital above the minimum risk-based capital requirements for the Common Equity Tier 1 Risk-Based Capital ratio, Tier 1 Risk-Based Capital ratio and Total Risk-Based Capital ratio necessary to be considered adequately-capitalized. At September 30, 2026, the adequately-capitalized minimums, including the capital conservation buffer, were a 7.0% Common Equity Tier 1 Risk-Based Capital ratio, 8.5% Tier 1 Risk-Based Capital ratio and 10.5% Total Risk-Based Capital ratio. As all of Bancorp’s capital ratios were above the adequately-capitalized minimums, including the buffer, the Company was not subject to any such restrictions.
As a result of the CB acquisition, Bancorp became the 100% successor owner of the following unconsolidated trust subsidiaries: Commonwealth Statutory Trust III, Commonwealth Statutory Trust IV and Commonwealth Statutory Trust V. The sole assets of the trust subsidiaries represent the proceeds of offerings loaned in exchange for subordinated debentures with similar terms to the TPS. The TPS are treated as part of Tier 1 Capital. The subordinated note and related interest expense are included in Bancorp’s consolidated financial statements. The subordinated notes are currently redeemable at Bancorp’s option on a quarterly basis. As of September 30, 2026 and December 31, 2025, subordinated notes totaled $27 million.
Bancorp continues to exceed the regulatory requirements for all calculations. Bancorp and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB and the FDIC, in addition to the capital conservation buffer.
The following table sets forth consolidated Bancorp’s and the Bank’s risk based capital amounts and ratios:

(dollars in thousands)	Actual		Minimum for adequately capitalized		Minimum for well capitalized
September 30, 2026	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$1,214,635	13.73%	$707,631	8.00%	NA	NA
Bank	1,184,194	13.39	707,276	8.00	$884,095	10.00%

Common equity tier 1 risk-based capital (1)
Consolidated	1,077,999	12.19	398,042	4.50	NA	NA
Bank	1,073,612	12.14	397,843	4.50	574,662	6.50

Tier 1 risk-based capital (1)
Consolidated	1,103,999	12.48	530,723	6.00	NA	NA
Bank	1,073,612	12.14	530,457	6.00	707,276	8.00

Leverage
Consolidated	1,103,999	11.02	400,717	4.00	NA	NA
Bank	1,073,612	10.72	400,465	4.00	500,581	5.00

(dollars in thousands)	Actual		Minimum for adequately capitalized		Minimum for well capitalized
December 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (1)
Consolidated	$1,057,932	13.42%	$630,800	8.00%	NA	NA
Bank	1,030,454	13.07	630,567	8.00	$788,209	10.00%

Common equity tier 1 risk-based capital (1)
Consolidated	933,354	11.84	354,825	4.50	NA	NA
Bank	931,912	11.82	354,694	4.50	512,336	6.50

Tier 1 risk-based capital (1)
Consolidated	959,354	12.17	473,100	6.00	NA	NA
Bank	931,912	11.82	472,925	6.00	630,567	8.00

Leverage
Consolidated	959,354	10.30	372,695	4.00	NA	NA
Bank	931,912	10.01	372,449	4.00	465,561	5.00
(1)Ratio is computed in relation to risk-weighted assets.
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
The majority of the net assets of Bancorp are associated with in the Commercial Banking segment. As of September 30, 2026, goodwill totaling $240 million was recorded on Bancorp’s consolidated balance sheets, of which $209 million is attributed to the commercial banking segment and $31 million is attributed to WM&T.
WM&T AUM, which are a primary driver of WM&T revenue, are not included on the consolidated balance sheets of Bancorp. WM&T AUM totaled $8.95 billion and $7.64 billion as of September 30, 2026 and December 31, 2025, respectively. AUM totaling approximately $825 million were added as a result of the FM acquisition on May 1, 2026.
Financial results by operating segment, including significant expense categories provided to the chief operating decision maker, are detailed below:

	Three months ended September 30, 2026			Three months ended September 30, 2025
	Commercial			Commercial
(in thousands)	Banking	WM&T	Total	Banking	WM&T	Total
Interest income	$134,145	$239	$134,384	$119,994	$278	$120,272
Interest expense	41,780	—	41,780	43,235	—	43,235
Net interest income	92,365	239	92,604	76,759	278	77,037
Provision for credit losses	950	—	950	1,975	—	1,975
Net interest income after provision expense	91,415	239	91,654	74,784	278	75,062
Non-interest income:
Wealth management and trust services	—	12,863	12,863	—	10,704	10,704
All other non-interest income	14,770	—	14,770	13,772	—	13,772
Total non-interest income	14,770	12,863	27,633	13,772	10,704	24,476
Non-interest expenses:
Compensation and employee benefits	32,988	5,007	37,995	28,840	4,874	33,714
Net occupancy and equipment	4,739	252	4,991	3,841	245	4,086
Technology and communication	5,950	466	6,416	4,414	423	4,837
Intangible amortization	1,391	529	1,920	573	342	915
Other direct and indirect/allocated expenses	12,204	588	12,792	9,746	533	10,279
Total non-interest expenses	57,272	6,842	64,114	47,414	6,417	53,831
Income before income tax expense	48,913	6,260	55,173	41,142	4,565	45,707
Income tax expense	10,511	1,154	11,665	8,475	991	9,466
Net income	$38,402	$5,106	$43,508	$32,667	$3,574	$36,241

Total assets	$10,214,572	$45,558	$10,260,130	$9,273,951	$33,425	$9,307,376

	Nine months ended September 30, 2026			Nine months ended September 30, 2025
	Commercial			Commercial
(in thousands)	Banking	WM&T	Total	Banking	WM&T	Total
Interest income	$379,593	$745	$380,338	$345,592	$846	$346,438
Interest expense	121,485	—	121,485	125,376	—	125,376
Net interest income	258,108	745	258,853	220,216	846	221,062
Provision for credit losses	2,575	—	2,575	5,050	—	5,050
Net interest income after provision expense	255,533	745	256,278	215,166	846	216,012
Non-interest income:
Wealth management and trust services	—	36,761	36,761	—	31,834	31,834
All other non-interest income	42,213	—	42,213	39,986	—	39,986
Total non-interest income	42,213	36,761	78,974	39,986	31,834	71,820
Non-interest expenses:
Compensation and employee benefits	95,198	15,268	110,466	83,302	14,738	98,040
Net occupancy and equipment	13,298	758	14,056	11,498	736	12,234
Technology and communication	16,247	1,926	18,173	12,566	1,872	14,438
Intangible amortization	2,978	1,287	4,265	1,718	1,026	2,744
Other direct and indirect/allocated expenses	34,505	1,697	36,202	28,545	1,557	30,102
Total non-interest expenses	162,226	20,936	183,162	137,629	19,929	157,558
Income before income tax expense	135,520	16,570	152,090	117,523	12,751	130,274
Income tax expense	28,677	3,253	31,930	23,971	2,767	26,738
Net income	$106,843	$13,317	$120,160	$93,552	$9,984	$103,536

Total assets	$10,214,572	$45,558	$10,260,130	$9,273,951	$33,425	$9,307,376
(24)             Revenue from Contracts with Customers
All of Bancorp’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The table below presents Bancorp’s sources of non-interest income with items outside the scope of ASC 606 noted as such:

	Three months ended September 30, 2026			Three months ended September 30, 2025
(in thousands)	Commercial Banking	WM&T	Total	Commercial Banking	WM&T	Total
Wealth management and trust services	$—	$12,863	$12,863	$—	$10,704	$10,704
Deposit service charges	2,555	—	2,555	2,281	—	2,281
Debit and credit card income	5,611	—	5,611	5,009	—	5,009
Treasury management fees	3,327	—	3,327	2,923	—	2,923
Mortgage banking income (1)	876	—	876	1,252	—	1,252
Net investment product sales commissions and fees	1,216	—	1,216	1,112	—	1,112
Bank owned life insurance (1)	729	—	729	631	—	631
Gain on sale of premises and equipment (1)	—	—	—	—	—	—
Other (2)	456	—	456	564	—	564
Total non-interest income	$14,770	$12,863	$27,633	$13,772	$10,704	$24,476

	Nine months ended September 30, 2026			Nine months ended September 30, 2025
(Dollars in thousands)	Commercial Banking	WM&T	Total	Commercial Banking	WM&T	Total
Wealth management and trust services	$—	$36,761	$36,761	$—	$31,834	$31,834
Deposit service charges	7,079	—	7,079	6,429	—	6,429
Debit and credit card income	15,393	—	15,393	14,354	—	14,354
Treasury management fees	9,490	—	9,490	8,601	—	8,601
Mortgage banking income (1)	2,819	—	2,819	3,263	—	3,263
Net investment product sales commissions and fees	3,351	—	3,351	3,102	—	3,102
Bank owned life insurance (1)	2,052	—	2,052	1,882	—	1,882
Gain on sale of premises and equipment (1)	445	—	445	74	—	74
Other(2)	1,584	—	1,584	2,281	—	2,281
Total non-interest income	$42,213	$36,761	$78,974	$39,986	$31,834	$71,820
(1)Outside of the scope of ASC 606.
(2)Outside of the scope of ASC 606, with the exception of safe deposit fees which were nominal for all periods.
Bancorp’s revenue on the consolidated statement of income is categorized by product type, which effectively depicts how the nature, timing and extent of cash flows are affected by economic factors. Revenue sources within the scope of ASC 606 are discussed below:
WM&T provides customers fiduciary and investment management services as agreed upon in asset management contracts. The contracts require WM&T to provide a series of distinct services for which fees are earned over time. The contracts are cancellable upon demand with fees typically based upon the asset value of investments. Revenue is accrued and recognized monthly based upon month-end asset values and collected from the customer predominately in the following month except for a small percentage of fees collected quarterly. Incentive compensation related to WM&T activities is considered a cost of obtaining the contract. The Company has elected the practical expedient to expense such costs as incurred, as the amortization period of the related contracts is one year or less. Accordingly, no assets are recognized for incentive compensation costs to obtain customer contracts, and these costs are included in compensation and benefits expense in the consolidated statements of income. Incentive compensation costs expensed during the year were not material to the consolidated financial statements. Contracts between WM&T and customers do not permit performance-based fees and accordingly, none of the fee income earned by WM&T is performance-based. Trust fees receivable were $5.6 million and $5.3 million at September 30, 2026 and December 31, 2025, respectively.
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

Net investment products sales commissions and fees represent the Bank’s share of transaction fees and wrap fees resulting from investment services and programs provided through an agent relationship with a third party broker-dealer. Transaction fees are assessed at the time of the transaction. Those fees are collected and recognized on a monthly basis. Trailing fees are based upon market values and are assessed, collected and recognized on a quarterly basis. Because the Bank acts as an agent in arranging the relationship between the customer and third party provider, and does not control the services rendered, investment product sales commissions and fees are reported net of related costs, including nominal incentive compensation, and trading activity charges of $818,000 and $874,000 for the nine month periods ended September 30, 2026 and 2025.

Bancorp did not establish any contract assets or liabilities as a result of adopting ASC 606, nor were any recognized during the three month period ended September 30, 2026.
(25)             Leases
Bancorp has operating leases (land and building) for various locations with terms ranging from approximately one month to 19 years, several of which include options to extend the leases in five-year increments. At lease commencement, lease liabilities are recognized based on the present value of the remaining lease payments and discounted using the Company’s incremental borrowing rate, which represents the rate Bancorp would incur to borrow on a collateralized basis over terms similar to the lease commencement date. Right-of-use assets initially equal the lease liability, adjusted for any lease payments made prior to lease commencement and for any lease incentives. Options reasonably expected to be exercised are included in determination of the right-of-use asset. Bancorp elected to use a practical expedient to expense short-term lease obligations associated with leases with original terms of 12 months or less. Bancorp elected not to separate non-lease components from lease components for its operating leases. The right-of-use lease asset and operating lease liability are recorded in premises and equipment and other liabilities on the consolidated balance sheet.
Balance sheet, income statement and cash flow detail regarding operating leases follows:

(dollars in thousands)	September 30, 2026	December 31, 2025

Balance Sheet
Operating lease right-of-use asset	$33,519	$31,241
Operating lease liability	35,478	32,971

Weighted average remaining lease term (years)	10.1	10.2
Weighted average discount rate	3.87%	3.65%

Maturities of lease liabilities:
One year or less	$1,112	$4,131
Year two	4,592	4,149
Year three	4,658	4,198
Year four	4,597	4,129
Year five	4,448	3,974
Greater than five years	24,051	19,347
Total lease payments	$43,458	$39,928
Less imputed interest	(7,980)	(6,957)
Total	$35,478	$32,971

(in thousands)	Three months ended September 30, 2026	Three months ended September 30, 2025
Income Statement
Components of lease expense:
Operating lease cost	$1,154	$1,047
Variable lease cost	110	91
Less sublease income	16	19
Total lease cost	$1,248	$1,119

(in thousands)	Nine months ended September 30, 2026	Nine months ended September 30, 2025
Income Statement
Components of lease expense:
Operating lease cost	$3,425	$3,142
Variable lease cost	326	280
Less sublease income	55	70
Total lease cost	$3,696	$3,352

(in thousands)	Nine months ended September 30, 2026	Nine months ended September 30, 2025
Cash flow Statement
Supplemental cash flow information:
Operating cash flows from operating leases	$3,360	$3,308
As of September 30, 2026, Bancorp had entered into two lease agreements that had yet to commence.

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
SYB, established in 1904, is a state-chartered non-member financial institution that provides services throughout the state of Kentucky, as well as the Indianapolis, Indiana and Cincinnati, Ohio markets through 82 full service banking center locations. The Bank is registered with, and subject to supervision, regulation and examination by the FDIC and the Kentucky Department of Financial Institutions.
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
There is no assurance that any list of risks and uncertainties or risk factors is complete. Factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements include, among other things:
•Changes in, or forecasts of, future political and economic conditions, inflation or recession and efforts to control related developments;
•changes in laws and regulations or the interpretation thereof;
•accuracy of assumptions and estimates used in establishing the ACL for loans, ACL for off-balance sheet credit exposures and other estimates;

•impairment of investment securities;
•impairment of goodwill, MSRs, other intangible assets and/or DTAs;
•ability to effectively navigate an economic slowdown or other economic or market disruptions;
•changes in fiscal, monetary, and/or regulatory policies;
•changes in tax polices including but not limited to changes in federal and state statutory rates;
•behavior of securities and capital markets, including changes in interest rates, market volatility and liquidity;
•ability to effectively manage capital and liquidity;
•long-term and short-term interest rate fluctuations, as well as the shape of the U.S. Treasury yield curve;
•the magnitude and frequency of changes to the FFTR implemented by the Federal Open Market Committee of the FRB;
•competitive product and pricing pressures;
•projections of revenue, expenses, capital expenditures, losses, EPS, dividends, capital structure, etc.;
•integration of acquired financial institutions, businesses or future acquisitions;
•changes in the credit quality of Bancorp’s customers and counterparties, deteriorating asset quality and charge-off levels;
•changes in technology instituted by Bancorp, its counterparties or competitors;
•changes to or the effectiveness of Bancorp’s overall internal control environment;
•adequacy of Bancorp’s risk management framework, disclosure controls and procedures and internal control over financial reporting;
•changes in applicable accounting standards, including the introduction of new accounting standards;
•changes in investor sentiment or behavior;
•changes in consumer/business spending or savings behavior;
•ability to appropriately address social, environmental and sustainability concerns that may arise from business activities;
•occurrence of natural or man-made disasters or calamities, including health emergencies, the spread of infectious diseases, pandemics or outbreaks of hostilities, and Bancorp’s ability to deal effectively with disruptions caused by the foregoing;
•ability to maintain the security of its financial, accounting, technology, data processing and other operational systems and facilities;
•ability to withstand disruptions that may be caused by any failure of its operational systems or those of third parties;
•ability to effectively defend itself against cyberattacks or other attempts by unauthorized parties to access information of Bancorp, its vendors or its customers or to disrupt systems; and
•other risks and uncertainties reported from time-to-time in Bancorp’s filings with the SEC, including Part I Item 1A “Risk Factors”of Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2025.

Acquisition of Field & Main Bancorp, Inc. and its Subsidiary Field & Main Bank
On May 1, 2026, Bancorp completed its acquisition of Field & Main Bancorp, Inc. and its wholly owned subsidiary, Field & Main Bank, a Henderson, Kentucky-based commercial bank and trust company, which operated 6 retail branches, including three in Henderson County, Kentucky and one each in Lexington, Kentucky, Cynthiana, Kentucky and Evansville, Indiana. At the time of acquisition and including purchase accounting adjustments, FM had $838 million in assets, including $624 million in net loans, $56 million in investment securities, and $765 million in deposits in addition to maintaining a Wealth Management and Trust Department with total assets under management of approximately $825 million. Bancorp acquired all outstanding common stock of Field & Main Bancorp, Inc. in an all-stock transaction that resulted in total consideration paid to Field & Main Bancorp, Inc. shareholders of $112 million.
Bancorp recorded goodwill of $46 million and incurred pre-tax merger related expenses totaling $3.0 million for the nine months ended September 30, 2026 as a result of the FM acquisition.
Further, the FM acquisition served to increase the ACL on loans by $18 million at acquisition date. This increase consisted of $11 million attributed to the acquired PCD loan portfolio and $5 million attributed to the acquired non-PCD portfolio recognized as part of the initial purchase accounting for the acquisition.

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

Overview – Operating Results (FTE)
The following table presents an overview of Bancorp’s financial performance for the three months ended September 30, 2026 and 2025:

(dollars in thousands, except per share data)			Variance
Three months ended September 30,	2026	2025	$/bp	%

Net income	$43,508	$36,241	$7,267	20%
Diluted earnings per share	$1.40	$1.23	$0.17	14%
ROA	1.69%	1.56%	13 bps	8%
ROE	13.72%	14.16%	(44) bps	-3%
Additional discussion follows under the section titled “Results of Operations.”
General highlights for the three months ended September 30, 2026 compared to September 30, 2025:
•Net income totaled a record $43.5 million for the three months ended September 30, 2026, resulting in diluted EPS of $1.40, compared to net income of $36.2 million for the three months ended September 30, 2025, which resulted in diluted EPS of $1.23.
•The three months ended September 30, 2026 represented the first full quarter of activity associated with the FM acquisition, which contributed approximately $7.8 million in net interest income, $2.0 million in non-interest income and $6.2 million in non-interest expense, including $678,000 of non-recurring merger-related charges.
•Total loans increased $1.06 billion, or 15%, compared to September 30, 2025, driven by the loan portfolio acquired from FM in addition to solid organic growth. Average loans also increased $1.06 million, or 15%, for the three months ended September 30, 2026 compared to the same period of the prior year.
•Bancorp’s ACL on loans increased $16 million, or 17%, compared to September 30, 2025, driven by organic and acquisition-related loan growth.
◦Provision for credit losses on loans of $700,000 was recorded for the three months ended September 30, 2026, consistent with moderate loan growth that was partially offset by an improved unemployment forecast and strong credit quality metrics.
◦The ACL on loans was increased $18 million as a result of the loan portfolio added through the FM acquisition.
•Deposit balances increased $746 million, or 10%, compared to September 30, 2025, which was attributed primarily to the deposit portfolio assumed through the FM acquisition.

•Net interest income (FTE) totaled $92.7 million for the three months ended September 30, 2026, representing an increase of $15.6 million, or 20%, compared to the three months ended September 30, 2025.
◦Interest income experienced a $14.1 million, or 12%, increase over this period as a result of strong average loan growth, which was coupled with a $1.5 million, or 3%, decrease in interest expense stemming from lower deposit costs that were the result of strategically lowering rates in tandem with interest rate reductions implemented by the FRB in the latter part of 2025, despite the interest expense added as a result of the FM acquisition.
◦NIM increased 32 bps to 3.88% for the three months ended September 30, 2026, compared to the same period of the prior year, driven by a 31 bps decline in the cost of interest-bearing liabilities and a 7 bps improvement in earning asset yields.
•Non-interest income increased $3.2 million, or 13%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, which was the result of both organic growth and acquisition-related activity.
•Non-interest expenses increased $10.3 million, or 19%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, attributed to higher compensation and employee benefit expense in addition to continued investment in technology and the impact of the FM acquisition.
•Bancorp’s efficiency ratio (FTE) for the three months ended September 30, 2026 was 53.29% compared to 52.99% for the three months ended September 30, 2025, the higher ratio being attributed to the impact of the FM acquisition. Bancorp also considers an adjusted efficiency ratio, which eliminates certain non-recurring activity, such as one-time merger-related expenses. Bancorp’s adjusted efficiency ratio (FTE) for the three months ended September 30, 2026 was 52.72%.
•As of September 30, 2026, Bancorp continued to be “well-capitalized,” the highest regulatory capital rating for financial institutions, with capital ratios experiencing growth compared to both December 31, 2025 and September 30, 2025. Total stockholders’ equity to total assets was 12.35% as of September 30, 2026, compared to 11.28% and 11.19% at December 31, 2025 and September 30, 2025, respectively. Tangible common equity to tangible assets was 9.98% at September 30, 2026, compared to 9.32% and 9.16% at December 31, 2025 and September 30, 2025, respectively.
The following table presents an overview of Bancorp’s financial performance for the nine months ended September 30, 2026 and 2025:

(dollars in thousands, except per share data)			Variance
Nine months ended September 30,	2026	2025	$/bp	%

Net income	$120,160	$103,536	$16,624	16%
Diluted earnings per share	$3.95	$3.51	$0.44	13%
ROA	1.63%	1.53%	10 bps	7%
ROE	13.62%	14.17%	(55) bps	-4%
General highlights for the nine months ended September 30, 2026 compared to September 30, 2025:
•Net income totaled $120.2 million for the nine months ended September 30, 2026, resulting in diluted EPS of $3.95, compared to net income of $103.5 million for the nine months ended September 30, 2025, which resulted in diluted EPS of $3.51.
•Bancorp completed its acquisition of FM on May 1, 2026. At the time of acquisition, and net of purchase accounting adjustments, approximately $838 million in total assets were acquired, including $624 million in net loans and total deposits of $765 million were assumed.
◦The nine months ended September 30, 2026 included five months of activity associated with the FM acquisition, which contributed approximately $13.2 million in net interest income, $3.3 million in non-interest income and $12.3 million in non-interest expense, including $3.0 million of non-recurring merger-related charges.
•Total loans increased $1.06 billion, or 15%, compared to September 30, 2025, driven by the loan portfolio acquired from FM in addition to solid organic growth. Average loans increased $840 million, or 12%, for the nine months ended September 30, 2026 compared to the same period of the prior year.
•Bancorp’s ACL on loans increased $16 million, or 17%, compared to September 30, 2025, driven primarily by organic and acquisition-related loan growth.

◦Provision for credit losses on loans of $2.3 million was recorded for the nine months ended September 30, 2026, consistent with moderate loan growth that was partially offset by annual CECL model updates, an improved unemployment forecast and strong credit quality metrics.
◦Further, the ACL on loans was increased $18 million as a result of the loan portfolio added through the FM acquisition.
•Deposit balances increased $746 million, or 10%, compared to September 30, 2025, which was attributed primarily to the deposit portfolio assumed through the FM acquisition.
•Net interest income (FTE) totaled $259.1 million for the nine months ended September 30, 2026, representing an increase of $37.8 million, or 17%, compared to the nine months ended September 30, 2025.
◦Interest income experienced a $33.9 million, or 10%, increase over this period as a result of strong average loan growth, which was coupled with a $3.9 million, or 3%, decrease in interest expense attributed to eliminating more expensive overnight borrowings that had been utilized in the prior year and the strategic reduction of deposit rates in tandem with the FRB's interest rate decreases over the past 12 months.
◦NIM increased 27 bps to 3.79% for the nine months ended September 30, 2026, compared to the same period of the prior year, driven by a 29 bps decline in the cost of interest-bearing liabilities and a 6 bps improvement in earning asset yields.
•Non-interest income increased $7.2 million, or 10%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, which was attributed in large part to organic growth, but was also bolstered by acquisition-related activity.
•Non-interest expenses increased $25.6 million, or 16%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, attributed to higher compensation and employee benefits expense in addition to a continued investment in technology, as well as the impact of the FM acquisition, the latter of which included $3.0 million of one-time merger-related expenses.
•Bancorp’s efficiency ratio (FTE) for the nine months ended September 30, 2026 was 54.17% compared to 53.75% for the nine months ended September 30, 2025, the higher ratio being attributed to the impact of the FM acquisition. Bancorp also considers an adjusted efficiency ratio, which eliminates certain non-recurring activity, such as one-time merger-related expenses. Bancorp’s adjusted efficiency ratio (FTE) for the nine months ended September 30, 2026 was 53.37%.

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

Comparative information regarding net interest income follows:

(dollars in thousands)			Variance
As of and for the three months ended September 30,	2026	2025	$/bp	%
Net interest income	$92,604	$77,037	$15,567	20%
Net interest income (FTE)*	92,689	77,119	15,570	20%
Net interest spread (FTE)*	3.28%	2.90%	38 bps	13%
Net interest margin (FTE)*	3.88%	3.56%	32 bps	9%
Average interest earning assets	$9,474,431	$8,586,419	$888,012	10%
Average interest bearing liabilities	7,064,909	6,439,410	625,499	10%
Five year Treasury note rate at period end	5.09%	3.74%	135 bps	36%
Average five year Treasury note rate	4.50%	3.80%	70 bps	18%
Prime rate at period end	7.00%	7.25%	(25) bps	-3%
Average Prime rate	6.79%	7.46%	(67) bps	-9%
One month term SOFR at period end	3.91%	4.13%	(22) bps	-5%
Average one month term SOFR	3.73%	4.29%	(56) bps	-13%

(dollars in thousands)			Variance
As of and for the nine months ended September 30,	2026	2025	$/bp	%
Net interest income	$258,853	$221,062	$37,791	17%
Net interest income (FTE)*	259,129	221,315	37,814	17%
Net interest spread (FTE)*	3.21%	2.86%	35 bps	12%
Net interest margin (FTE)*	3.79%	3.52%	27 bps	8%
Average interest earning assets	$9,130,616	$8,408,159	$722,457	9%
Average interest bearing liabilities	6,877,128	6,326,894	550,234	9%
Five year Treasury note rate at period end	5.09%	3.74%	135 bps	36%
Average five year Treasury note rate	4.13%	4.00%	13 bps	3%
Prime rate at period end	7.00%	7.25%	(25) bps	-3%
Average Prime rate	6.76%	7.49%	(73) bps	-10%
One month term SOFR at period end	3.91%	4.13%	(22) bps	-5%
Average one month term SOFR	3.68%	4.31%	(63) bps	-15%
*See table titled, "Average Balance Sheets and Interest Rates (FTE)" for detail of Net interest income (FTE).
At September 30, 2026, Bancorp’s loan portfolio consisted of approximately 64% fixed and 36% variable rate loans. At inception, most of Bancorp’s fixed rate loans are generally priced in relation to the five year treasury note. Bancorp’s variable rate loans are typically indexed to either Prime or one month term SOFR, repricing as those rates change. At September 30, 2026, approximately 54% and 46% of Bancorp’s variable rate loan portfolio was indexed to Prime and SOFR, respectively.
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

Towards the end of 2025, slight steepness on the longest portion of the yield curve began to be experienced, as three consecutive 25 bps rate reductions from the FRB in September, October and December resulted in the FFTR falling to a range of 3.50% - 3.75%, and Prime to 6.75%, as of December 31, 2025. These levels were maintained through September 16, 2026, when the FRB implemented a rate increase that took the FFTR to a range of 3.75% - 4.00% and Prime to 7.00%. The yield curve has gradually improved during 2026, with spreads on the portion of the curve that is most critical to Bancorp’s business (overnight through 5 years) showing a semblance of normalization after battling flatness/inversion ephor the past several years.
The NIM expansion experienced this year has been attributed mainly to a continued decline in the cost of interest-bearing deposits. Bancorp strategically lowered deposit rates in tandem with FRB rate reductions and the repricing of the time deposit portfolio as the prior year’s promotional rates have adjusted to lower current offerings has provided significant benefit to NIM. In addition, while earning-asset yields have been challenged by lower rates, excess liquidity provided by deposit growth and the scheduled maturity of lower-yielding investment securities over the past 12 months has been used to fund higher-yielding loan growth, providing gradual improvement to yields. While the FRB's recent interest increase had minimal impact on the third quarter given it's mid-September timing, Bancorp does expect it to provide a net benefit to NIM in coming months, as improved earning asset yields should outpace increasing deposit costs.
Recent projections indicate the potential for another 25 bps rate increase from the FRB towards the end of 2026. However, given current geopolitical uncertainty and regularly changing economic data/conditions, projections remain volatile. Further, Bancorp remains cautious regarding both loan and deposit rates as pricing related to competitive pressures could intensify in the coming quarters.
Net Interest Income (FTE) – Three months ended September 30, 2026 compared to September 30, 2025:
Net interest spread (FTE) and NIM (FTE) were 3.28% and 3.88%, for the three months ended September 30, 2026, compared to 2.90% and 3.56% for the same period of 2025, respectively.
Net interest income (FTE) increased $15.6 million, or 20%, for the three months ended September 30, 2026 compared to the same period of 2025, driven by solid organic average loan growth, a decline in interest expense related to the strategic reduction of deposit rates in tandem with FRB rate cuts and the impact of the FM acquisition. The third quarter of 2026 represents the first full quarter of activity associated with the FM acquisition.
Total average interest earning assets increased $888 million, or 10%, for the three months ended September 30, 2026, as compared to the same period of 2025, attributed to both organic average earning asset growth and the impact of the FM acquisition, which was partially offset by a decline in average investment securities driven by scheduled maturities and normal amortization. The rate earned on average earning assets increased 7 bps to 5.63% despite the impact of rate reductions implemented by the FRB in the latter part of 2025, as liquidity provided by the scheduled maturity of lower-yielding securities helped fund higher-yielding organic loan growth and earning assets added through the FM acquisition benefitted yields.
•Average total loan balances increased $1.06 billion, or 15%, for the three months ended September 30, 2026, compared to the same period of 2025, driven by the impact of the FM acquisition and solid organic loan growth.
•Average investment securities declined $313 million, or 25%, for the three months ended September 30, 2026 compared to the same period of 2025, mainly as the result of significant scheduled maturities within the treasury portfolio, and to a lesser extent, normal amortization activity. The funding provided by this activity has benefitted interest-earning asset yields and overall NIM, as the related liquidity has helped fund Bancorp’s loan growth and/or shifted into higher-yielding interest-bearing cash balances. The FM acquisition had minimal impact on the investment securities portfolio, as Bancorp immediately sold virtually the entire acquired securities portfolio upon acquisition.
•Average FFS and interest bearing due from bank balances increased $140 million, or 31%, for the three months ended September 30, 2026, which was largely the result of the previously mentioned liquidity provided by the investment securities portfolio in addition to interest-bearing cash acquired from FM.

Total interest income (FTE) increased $14.1 million, or 12%, to $134.5 million for the three months ended September 30, 2026, as compared to the same period of 2025.
•Interest and fee income (FTE) on loans increased $16.1 million, or 15%, to $123.4 million for the three months ended September 30, 2026, compared to the same period of 2025, driven by average loan balance growth. The yield on the overall loan portfolio decreased 2 bps to 6.17% for the three months ended September 30, 2026 compared to 6.19% for the same period of the prior year due to rate reductions enacted by the FRB in the latter part of 2025.
•Interest income (FTE) on the investment securities portfolio declined $2.6 million, or 34%, for the three months ended September 30, 2026 compared to the same period of 2025. This decrease was driven primarily by large, scheduled maturities within the treasury portfolio, and to a lesser extent, normal amortization activity. As a result, the corresponding yield on the portfolio declined 28 bps to 2.14% for the three months ended September 30, 2026 compared to the same period of 2025.
•Interest income on FFS and interest bearing due from bank balances increased $593,000, or 12% for the three months ended September 30, 2026, consistent with the increase in corresponding average balances. The yield on these assets decreased 65 bps to 3.77% for the three months ended September 30, 2026 compared to the same period of 2025 due to the previously mentioned FRB rate reductions.
Total average interest bearing liabilities increased $625 million, or 10%, to $7.06 billion for the three month period ended September 30, 2026 compared with the same period in 2025, driven by the impact of the FM acquisition and organic growth.
•Average interest bearing deposits increased $661 million, or 11%, for the three months ended September 30, 2026 compared to the same period in 2025, driven by a $564 million, or 22%, increase in average interest bearing demand deposits and a $115 million, or 7%, increase in average time deposits, driven primarily by the addition of the deposit portfolio acquired from FM.
•Average FHLB advances declined $30 million, or 10%, for the three months ended September 30, 2026 as the result of a $50 million maturity of an advance associated with a cash flow hedge interest rate swap. The swap contract matured and as such, the related advance was not renewed.
•Average SSUAR decreased $6 million, or 6%, for the three months ended September 30, 2026 compared to the same period of the prior year, attributed to normal balance fluctuations.
Total interest expense decreased $1.5 million, or 3%, for the three months ended September 30, 2026 compared to the same period of 2025 despite additional costs related to the acquired deposit portfolio, consistent with the strategic reduction of deposit rates in tandem with FRB rate decreases.
•Total interest bearing deposit expense decreased $1.1 million, or 3%, driven by a $2.1 million, or 22%, decrease in expense on money market deposits and a $931,000, or 5% decrease in expense on time deposits, both of which were driven primarily by strategic deposit rate reductions. This activity more than offset a $1.9 million, or 15% increase in expense on interest bearing demand deposits, which was driven by both organic and acquisition-related average balance growth. The cost of total interest bearing deposits declined 32 bps to 2.28%, and the cost of total deposits (including average non-interest bearing deposits) declined 25 bps to 1.82%, consistent with previously mentioned deposit rate reductions.
•Interest expense on FHLB advances declined $216,000, or 8%, as a result of the previously mentioned maturity of a $50 million advance associated with a cash flow hedge interest rate swap.
•Interest expense on SSUAR decreased $126,000, or 21%, for the three months ended September 30, 2026, as compared to the same period of the prior year, consistent with rate reductions, and to a lesser extent, the average balance decrease.

Net Interest Income (FTE) – Nine months ended September 30, 2026 compared to September 30, 2025:
Net interest spread (FTE) and NIM (FTE) were 3.21% and 3.79%, for the nine months ended September 30, 2026, compared to 2.86% and 3.52% for the same period of 2025, respectively.
Net interest income (FTE) increased $37.8 million, or 17%, for the nine months ended September 30, 2026 compared to the same period of 2025, driven by the impact of strong average loan balance growth on interest income, a decline in interest expense related to both eliminating the need for the more expensive overnight borrowings that were utilized in the prior year and strategically lowering deposit rates, as well as the impact of the FM acquisition, the latter of which represents five months worth of activity.
Total average interest earning assets increased $722 million, or 9%, for the nine months ended September 30, 2026, as compared to the same period of 2025, attributed primarily to average organic loan balance growth, interest-bearing cash balance growth and the impact of the FM acquisition. This growth was only partially offset by a decline in average investment securities driven by scheduled maturities and normal amortization. The rate earned on average earning assets increased 6 bps to 5.57% despite the impact of rate reductions implemented by the FRB in the latter part of 2025, as liquidity provided by the scheduled maturity of lower-yielding securities helped fund loan growth and/or moved into higher-yielding cash balances. The earning assets added through the FM acquisition also provided benefit to earning asset yields for the nine months ended September 30, 2026.
•Average total loan balances increased $840 million, or 12%, for the nine months ended September 30, 2026, compared to the same period of 2025, driven by both solid organic growth and the impact of the FM acquisition.
•Average investment securities declined $371 million, or 28%, for the nine months ended September 30, 2026 compared to the same period of 2025, mainly as the result of significant scheduled maturities within the treasury portfolio, and to a lesser extent, normal amortization activity. The funding provided by this activity has benefitted interest-earning asset yields and overall NIM, as the related liquidity has helped fund Bancorp’s loan growth or shifted into higher-yielding interest-bearing cash balances. As previously noted, the FM acquisition had minimal impact on the investment securities portfolio, as Bancorp immediately sold virtually the entire acquired securities portfolio upon acquisition.
•Average FFS and interest bearing due from bank balances increased $254 million, or 86%, for the nine months ended September 30, 2026, which was largely the result of the previously mentioned liquidity provided by the investment securities portfolio and interest bearing cash balances added through the FM acquisition.
Total interest income (FTE) increased $33.9 million, or 10%, to $380.6 million for the nine months ended September 30, 2026, as compared to the same period of 2025.
•Interest and fee income (FTE) on loans increased $37.9 million, or 10%, to $347.9 million for the nine months ended September 30, 2026, compared to the same period of 2025, driven by organic average loan balance growth the loan portfolio added through FM. The yield on the overall loan portfolio decreased 1 bp to 6.14% for the nine months ended September 30, 2026 compared to 6.15% for the same period of the prior year, as rate reductions enacted by the FRB in the latter part of 2025 created a hurdle for loan yield expansion.
•Interest income (FTE) on the investment securities portfolio declined $9.2 million, or 36%, for the nine months ended September 30, 2026 compared to the same period of 2025. This decrease was driven primarily by large, scheduled maturities within the treasury portfolio, and to a lesser extent, normal amortization activity. As a result, the corresponding yield on the portfolio declined 31 bps to 2.19% for the nine months ended September 30, 2026 compared to the same period of 2025.
•Interest income on FFS and interest bearing due from bank balances increased $5.6 million, or 57% for the nine months ended September 30, 2026, consistent with the increase in corresponding average balances. The yield on these assets decreased 70 bps to 3.73% for the nine months ended September 30, 2026 compared to the same period of 2025 due to the previously mentioned FRB rate reductions.

Total average interest bearing liabilities increased $550 million, or 9%, to $6.88 billion for the nine month period ended September 30, 2026 compared with the same period in 2025, attributed to organic growth and the impact of the FM acquisition.
•Average interest bearing deposits increased $656 million, or 11%, for the nine months ended September 30, 2026 compared to the same period in 2025, driven by a $438 million, or 18%, increase in average interest bearing demand deposits and a $250 million, or 16%, increase in average time deposits, which were driven by organic growth and the impact of the FM acquisition.
•Average FHLB advances decreased $66 million, or 19%, for the nine months ended September 30, 2026 compared to the same period of the prior year, as significant interest-bearing deposit growth and liquidity provided from the investment securities portfolio eliminated the need for more expensive overnight borrowings through the FHLB. Further, a $50 million advance associated with a cash flow hedge interest rate swap matured during the three months ended September 30, 2026, also contributing to the average balance decline. Bancorp currently utilizes a $250 million term advance in conjunction with four separate interest rate swaps of varying maturities in an effort to secure longer-term funding at more favorable rates. This advance represents the only outstanding FHLB borrowing as of September 30, 2026.
•Average SSUAR decreased $40 million, or 31%, for the nine months ended September 30, 2026 compared to the same period of the prior year, attributed largely to a number of clients moving into other deposit products in addition to normal balance fluctuations.
Total interest expense decreased $3.9 million, or 3%, for the nine months ended September 30, 2026 compared to the same period of 2025 despite the added costs associated with the FM acquisition, driven in large part by eliminating the necessity of more expensive overnight borrowings from the FHLB and the strategic reduction of deposit rates in tandem with FRB rate cuts in the latter part of 2025.
•Total interest bearing deposit expense decreased $930,000, or 1%, as expense related to the acquired deposit portfolio and the impact of organic growth was more than offset by the favorable repricing of the time deposit portfolio. Total interest-bearing deposit cost decreased 27 bps to 2.29% compared to the prior year period and the cost of total deposits (including average non-interest bearing deposits) declined 20 bps to 1.84%, driven largely by the strategic reduction of deposit rates.
•Interest expense on FHLB borrowings decreased $2.0 million, or 19%, for the nine months ended September 30, 2026, as compared to same period of the prior year, consistent with the $66 million decrease in average FHLB advances.
•Interest expense on SSUAR decreased $820,000, or 40%, for the nine months ended September 30, 2026, as compared to the same period of the prior year, consistent with a $40 million average balance decrease and lower rates.

Average Balance Sheets and Interest Rates (FTE) – Three-Month Comparison

	Three months ended September 30,
	2026			2025
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest earning assets:
Federal funds sold and interest bearing due from banks	$589,179	$5,596	3.77%	$448,969	$5,003	4.42%
Mortgage loans held for sale	7,975	97	4.83	6,051	74	4.85
Investment securities:
Taxable	865,363	4,518	2.07	1,165,522	7,033	2.39
Tax-exempt	58,082	457	3.12	71,193	506	2.82
Total securities	923,445	4,975	2.14	1,236,715	7,539	2.42

Federal Home Loan Bank stock	24,583	434	7.00	21,125	488	9.16

Loans	7,929,249	123,367	6.17	6,873,559	107,250	6.19
Total interest earning assets	9,474,431	134,469	5.63	8,586,419	120,354	5.56

Less allowance for credit losses on loans	111,371			92,859

Non-interest earning assets:
Cash and due from banks	81,637			75,952
Premises and equipment, net	131,162			115,810
Bank owned life insurance	106,736			90,882
Goodwill	238,354			194,074
Accrued interest receivable and other	296,168			246,525

Total assets	$10,217,117			$9,216,803

Interest bearing liabilities:
Deposits:
Interest bearing demand	$3,082,529	$14,237	1.83%	$2,518,044	$12,353	1.95%
Savings	477,313	360	0.30	423,488	289	0.27
Money market	1,298,425	7,559	2.31	1,370,189	9,654	2.80
Time	1,804,092	16,067	3.53	1,689,554	16,998	3.99
Total interest bearing deposits	6,662,359	38,223	2.28	6,001,275	39,294	2.60

Securities sold under agreements to repurchase	98,741	462	1.86	104,640	588	2.23
Federal funds purchased	7,438	68	3.63	6,689	72	4.27
Federal Home Loan Bank advances	269,565	2,654	3.91	300,000	2,870	3.80
Subordinated debentures	26,806	373	5.52	26,806	411	6.08
Total interest bearing liabilities	7,064,909	41,780	2.35	6,439,410	43,235	2.66

Non-interest bearing liabilities:
Non-interest bearing demand deposits	1,673,942			1,540,029
Accrued interest payable and other	220,240			221,886
Total liabilities	8,959,091			8,201,325

Stockholders’ equity	1,258,026			1,015,478
Total liabilities and stockholders' equity	$10,217,117			$9,216,803

Net interest income		$92,689			$77,119

Net interest spread			3.28%			2.90%
Net interest margin			3.88%			3.56%

Average Balance Sheets and Interest Rates (FTE) – Nine-Month Comparison

	Nine months ended September 30,
	2026			2025
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

Interest earning assets:
Federal funds sold and interest bearing due from banks	$548,363	$15,300	3.73%	$294,033	$9,734	4.43%
Mortgage loans held for sale	6,946	260	5.00	6,310	229	4.85
Investment securities:
Taxable	908,689	14,469	2.13	1,270,410	23,580	2.48
Tax-exempt	63,433	1,467	3.09	72,332	1,514	2.80
Total securities	972,122	15,936	2.19	1,342,742	25,094	2.50

Federal Home Loan Bank stock	22,960	1,231	7.17	24,756	1,682	9.08

Loans	7,580,225	347,887	6.14	6,740,318	309,952	6.15
Total interest earning assets	9,130,616	380,614	5.57	8,408,159	346,691	5.51

Less allowance for credit losses on loans	102,130			91,106

Non-interest earning assets:
Cash and due from banks	78,741			76,178
Premises and equipment, net	126,859			115,891
Bank owned life insurance	100,236			90,252
Goodwill	218,845			194,074
Accrued interest receivable and other	279,467			240,332
Total assets	$9,832,634			$9,033,780

Interest bearing liabilities:
Deposits:
Interest bearing demand	$2,934,898	$38,478	1.75%	$2,496,769	$35,809	1.92%
Savings	456,197	982	0.29	422,850	873	0.28
Money market	1,283,452	22,051	2.30	1,349,068	28,236	2.80
Time	1,788,019	48,945	3.66	1,538,245	46,468	4.04
Total interest bearing deposits	6,462,566	110,456	2.29	5,806,932	111,386	2.56

Securities sold under agreements to repurchase	90,635	1,207	1.78	130,507	2,027	2.08
Federal funds purchased	7,377	199	3.61	6,605	214	4.33
Federal Home Loan Bank advances	289,744	8,515	3.93	356,044	10,519	3.95
Subordinated debentures	26,806	1,108	5.53	26,806	1,230	6.13
Total interest bearing liabilities	6,877,128	121,485	2.36	6,326,894	125,376	2.65

Non-interest bearing liabilities:
Non-interest bearing demand deposits	1,564,339			1,485,519
Accrued interest payable and other	211,377			237,702
Total liabilities	8,652,844			8,050,115

Stockholders’ equity	1,179,790			983,665
Total liabilities and stockholders' equity	$9,832,634			$9,033,780

Net interest income		$259,129			$221,315

Net interest spread			3.21%			2.86%
Net interest margin			3.79%			3.52%

Supplemental Information - Average Balance Sheets and Interest Rates (FTE)
•Interest income on a FTE basis includes additional amounts of interest income that would have been earned if investments in certain tax-exempt interest earning assets had been made in assets subject to federal taxes yielding the same after-tax income. Interest income on municipal securities and tax-exempt loans has been calculated on a FTE basis using a federal income tax rate of 21%. Approximate tax equivalent adjustments to interest income were $85,000 and $82,000 for the three month periods ended September 30, 2026 and 2025, and $276,000 and $253,000 for the nine month periods ended September 30, 2026 and 2025.
•Interest income includes loan fees of $1.6 million and $1.3 million for the three month periods ended September 30, 2026 and 2025, and $4.9 million and $4.3 million for the nine month periods ended September 30, 2026 and 2025. Interest income on loans may be materially impacted by the level of prepayment fees collected and net accretion income related to acquired loans. Net accretion income related to acquired loans totaled $567,000 and $375,000 for the three month periods ended September 30, 2026 and 2025, and $1.8 million and $1.1 million for the nine month periods ended September 30, 2026 and 2025.
•Net interest income, the most significant component of Bancorp's earnings, represents total interest income less total interest expense. The level of net interest income is determined by mix and volume of interest earning assets, interest bearing deposits and borrowed funds, and changes in interest rates.
•NIM represents net interest income on a FTE basis as a percentage of total average interest earning assets.
•Net interest spread (FTE) is the difference between taxable equivalent rates earned on total interest earning assets less the cost of interest bearing liabilities.
•The fair market value adjustment on investment securities resulting from ASC 320, “Investments – Debt and Equity Securities” is included as a component of other assets.

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
The results of the interest rate sensitivity analysis performed as of September 30, 2026 were derived from conservative assumptions Bancorp uses in its model, particularly in relation to deposit betas, which measure how responsive management’s deposit repricing may be to changes in market rates based on historical data. Management uses different betas in the rising and falling rate scenarios in an effort to best simulate expected earnings trends.
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

	-200	-100	+100	+200
	Basis Points	Basis Points	Basis Points	Basis Points
% Change from base net interest income at September 30, 2026	-6.68%	-3.18%	3.32%	6.60%
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

Provision for Credit Losses
Provision for credit losses on loans at September 30, 2026 represents the amount of expense that, based on management’s judgment, is required to maintain the ACL for loans at an appropriate level under the CECL model. The determination of the amount of the ACL for loans is complex and involves a high degree of judgment and subjectivity. See the footnote titled “Basis of Presentation and Summary of Significant Accounting Policies” in Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2025 for detailed discussion regarding Bancorp’s ACL methodology by loan segment.
An analysis of the changes in the ACL for loans, including provision, and selected ratios follow:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2026	2025	2026	2025

Beginning balance	$109,094	$90,722	$91,867	$86,943
ACL for acquired loans (goodwill adjustment)	2,013	-	17,540	-
Provision for credit losses on loans	700	1,550	2,325	4,700

Total charge-offs	(4,254)	(429)	(4,962)	(1,596)
Total recoveries	302	317	1,085	2,113
Net loan recoveries	(3,952)	(112)	(3,877)	517
Ending balance	$107,855	$92,160	$107,855	$92,160

Average total loans	$7,929,249	$6,873,559	$7,580,225	$6,740,318

Provision for credit losses on loans to average total loans (1)	0.01%	0.02%	0.03%	0.07%
Net loan (charge-offs)/recoveries to average total loans (1)	(0.05%)	0.00%	(0.05%)	0.01%
ACL for loans to total loans	1.35%	1.33%	1.35%	1.33%
ACL for loans to average total loans	1.36%	1.34%	1.42%	1.37%
(1)Ratios are not annualized
The ACL for loans totaled $108 million as of September 30, 2026 compared to $92 million at September 30, 2025, representing an ACL to total loans ratio of 1.35% and 1.33% for the respective periods. The ACL for loans was increased $18 million as a result of the loan portfolio added through the FM acquisition, with the corresponding offset recorded to goodwill (as opposed to provision for credit loss expense).
Provision expense on loans of $700,000 was recorded for the three month period ended September 30, 2026, consistent with moderate organic loan growth, an improved unemployment forecast and strong credit quality metrics. Provision expense on loans totaling $2.3 million was recorded for the nine month period ended September 30, 2026, driven primarily by strong organic loan growth that was only partially offset by improvement in the unemployment forecast and decreased specific reserves. Net charge off/recovery activity totaled $4.0 million and $3.9 million the three and nine month periods ended September 30, 2026, serving to reduce the ACL for loans, as the majority of charge off activity was fully reserved for.
Provision expense on loans of $1.6 million and $4.7 million was recorded for the three and nine month periods ended September 30, 2025. While expense for both periods of the prior year was consistent with strong loan growth, slight deterioration within the unemployment forecast and increased specific reserves, expense for the nine month period was also impacted by annual CECL model updates made during the first quarter of 2025. Net charge offs of $112,000 and net recoveries of $517,000 were recorded for the three and nine month periods ended September 30, 2025, respectively.

The ACL for off balance sheet credit exposures, which is separate from the ACL for loan and recorded in other liabilities on the consolidated balance sheets, increased $375,000 between December 31, 2025 and September 30, 2026. While no provision expense was recorded for off balance sheet credit exposures for the three and nine month periods ended September 30, 2026, the liability was increased as a result of the line of credit portfolio added through the FM acquisition, with the corresponding offset recorded to goodwill (as opposed to provision expense). The lack of expense for the first nine months of 2026 was consistent with changes in expected utilization within the C&D portfolio. The ACL for off balance sheet exposures totaled $8.3 million as of September 30, 2026.
Provision expense of $425,000 and $350,000 for off balance sheet credit exposures was recorded for the three and nine month periods ended September 30, 2025, driven by increased availability associated with new line production, particularly within the C&D segment for the respective periods. The lower expense recorded for the nine month period stemmed from recording a credit to provision expense for off balance sheet credit exposures during the first quarter of 2025, consistent with improved utilization and thus reduced availability for that period. The ACL for off balance sheet credit exposures totaled $7.1 million as of September 30, 2025.
Bancorp’s loan portfolio is well-diversified with no significant concentrations of credit. Geographically, most loans are extended to borrowers throughout the state of Kentucky, as well as the Indianapolis, Indiana and Cincinnati, Ohio metropolitan markets. The adequacy of the ACL is monitored on an ongoing basis and it is the opinion of management that the balance of the ACL at September 30, 2026 is adequate to absorb probable losses inherent in the loan portfolio as of the financial statement date.
Additionally, an ACL for AFS investment securities was established as of September 30, 2026 to record the impairment of a corporate security owned as a result of the 2021 KB acquisition, which represents the only corporate security owned by Bancorp. Monthly payments had been received for the security since acquisition, but ceased in August due to a long-term tenant not renewing their lease, ultimately creating an event of default. Provision expense of $250,000, or approximately half of the bond’s book value, was recorded to establish the ACL. A committee of bondholders has been established to find resolution, which is likely to be a lengthy process. Bancorp will continue to monitor the situation as it develops.

Non-interest Income

	Three months ended September 30,				Nine months ended September 30,
(dollars in thousands)	2026	2025	$ Variance	% Variance	2026	2025	$ Variance	% Variance
Wealth management and trust services	$12,863	$10,704	$2,159	20%	$36,761	$31,834	$4,927	15%
Deposit service charges	2,555	2,281	274	12	7,079	6,429	650	10
Debit and credit card income	5,611	5,009	602	12	15,393	14,354	1,039	7
Treasury management fees	3,327	2,923	404	14	9,490	8,601	889	10
Mortgage banking income	876	1,252	(376)	(30)	2,819	3,263	(444)	(14)
Net investment product sales commissions and fees	1,216	1,112	104	9	3,351	3,102	249	8
Bank owned life insurance	729	631	98	16	2,052	1,882	170	9
Gain on sale of premises and equipment	—	—	—	—	445	74	371	501
Other	456	564	(108)	(19)	1,584	2,281	(697)	(31)
Total non-interest income	$27,633	$24,476	$3,157	13%	$78,974	$71,820	$7,154	10%

Total non-interest income increased $3.2 million, or 13%, and $7.2 million, or 10%, for the three and nine month periods ended September 30, 2026 compared to the same periods of 2025. Non-interest income comprised 23.0% and 23.4% of total revenues, defined as net interest income and non-interest income, for the three and nine month periods ended September 30, 2026 compared to 24.1% and 24.5% for the same periods of 2025. The decreases from the prior year are attributed to net interest income growth outpacing non-interest income. WM&T services comprised 46.5% and 46.6% of total non-interest income for the three and nine month periods ended September 30, 2026 compared to 43.7% and 44.3% for the same periods of the prior year. The increases over the prior year were driven by WM&T revenue growth outpacing the other non-interest income categories.

Total non-interest income attributed to the FM acquisition for the three and nine month periods ended September 30, 2026 totaled $2.0 million and $3.3 million. The three months ended September 30, 2026 represents the first full quarter of activity associated with the acquisition of FM while the nine months ended September 30, 2026 represents five months of such activity.
WM&T Services:
The magnitude of WM&T revenue distinguishes Bancorp from other community banks of similar asset size. WM&T revenue increased $2.2 million, or 20%, and $4.9 million, or 15%, for the three and nine month periods ended September 30, 2026, as compared with the same periods of 2025, attributed to AUM expansion over the past 12 months, which has been driven by both general market appreciation and new business development in addition to the impact of the FM acquisition, the latter of which contributed approximately $1.2 million and $2.0 million in revenue for the three and nine month periods ended September 30, 2026.
Recurring fees earned for managing accounts are based on a percentage of market value of AUM and are typically assessed on a monthly basis. Recurring fees, which generally comprise the vast majority of WM&T revenue, increased $2.1 million, or 20%, and $5.1 million, or 16%, for the three and nine month periods ended September 30, 2026, as compared with the same periods of 2025, consistent with AUM expansion, general market appreciation and the impact of the FM acquisition.
A portion of WM&T revenue, most notably executor and certain employee benefit plan-related fees, are non-recurring in nature and the timing of these revenues corresponds with the related administrative activities. For this reason, such fees are subject to greater period over period fluctuation. Total non-recurring fees increased $46,000, or 16%, and decreased $143,000, or 15%, for the three and nine month periods ended September 30, 2026, as compared with the same periods of 2025, both the increase and the decrease for the respective periods being attributed to fluctuations in estate fee revenue.
AUM, stated at market value, totaled $8.95 billion at September 30, 2026 compared with $7.64 billion at December 31, 2025 and $7.48 billion at September 30, 2025. The increase in AUM between September 30, 2025 and September 30, 2026 was attributed largely to the impact of the FM acquisition, but was also driven by appreciation within the equity and fixed income markets in addition to organic new business development over the past 12 months. AUM totaling approximately $825 million were added as a result of the FM acquisition on May 1, 2026.
Contracts between WM&T and their customers do not permit performance-based fees and accordingly, none of the WM&T revenue is performance based. Management believes the WM&T department will continue to factor significantly in Bancorp’s financial results and provide strategic diversity to revenue streams.

Detail of WM&T Service Income by Account Type:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Investment advisory	$5,581	$4,561	$15,829	$13,132
Personal trust	3,525	3,142	10,553	9,938
Personal investment retirement	2,701	2,085	7,395	6,092
Company retirement	440	419	1,259	1,228
Foundation and endowment	389	335	1,190	998
Custody and safekeeping	175	73	352	207
Brokerage and insurance services	4	33	37	51
Other	48	56	146	188
Total WM&T services income	$12,863	$10,704	$36,761	$31,834
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
AUM by Account Type:
AUM (not included on balance sheet) increased from $7.64 billion at December 31, 2025 to $8.95 billion at September 30, 2026 as follows:

	September 30, 2026			December 31, 2025
(in thousands)	Managed	Non-managed (1)	Total	Managed	Non-managed (1)	Total
Investment advisory	$3,759,363	$48,682	$3,808,045	$2,959,858	$35,809	$2,995,667
Personal trust	1,642,622	500,805	2,143,427	1,531,824	498,525	2,030,349
Personal investment retirement	1,320,510	28,672	1,349,182	1,037,825	17,654	1,055,479
Company retirement	49,357	728,179	777,536	52,669	670,690	723,359
Foundation and endowment	633,991	689	634,680	549,666	7,588	557,254
Subtotal	$7,405,843	$1,307,027	$8,712,870	$6,131,842	$1,230,266	$7,362,108
Custody and safekeeping	-	236,365	236,365	—	273,110	273,110
Total AUM	$7,405,843	$1,543,392	$8,949,235	$6,131,842	$1,503,376	$7,635,218
(1)Non-managed assets represent those for which the WM&T department does not hold investment discretion.
As of September 30, 2026 and December 31, 2025, approximately 83% and 80% of AUM were actively managed, respectively. Company retirement plan accounts consist primarily of participant-directed assets. The amount of custody and safekeeping accounts are insignificant to overall WM&T operations.

Managed AUM by Class of Investment:

(in thousands)	September 30, 2026	December 31, 2025
Interest bearing deposits	$344,408	$440,692
Treasury and government agency obligations	333,089	206,184
State, county and municipal obligations	493,316	425,178
Money market mutual funds	37,894	34,371
Equity mutual funds	1,664,113	1,344,762
Other mutual funds - fixed, balanced and municipal	783,487	670,680
Other notes and bonds	204,321	176,103
Unregistered funds & private equity investments	150	—
Common and preferred stocks	3,233,283	2,641,640
Real estate mortgages	5,771	—
Real estate	39,875	16,924
Other miscellaneous assets (1)	266,136	175,308
Total managed assets	$7,405,843	$6,131,842
(1)Includes client directed instruments such as rights, warrants, annuities, insurance policies, unit investment trusts, and oil and gas rights.
Managed assets are invested in instruments for which market values can be readily determined, the majority of which are sensitive to market fluctuations and consist of approximately 66% in equities and 34% in fixed income securities as of September 30, 2026, compared to 65% and 35% as of December 31, 2025. This composition has remained relatively consistent from period to period.
Additional Sources of Non-interest income:
Deposit service charges, which consist of non-sufficient funds charges and to a lesser extent, other activity based charges, increased $274,000, or 12%, and $650,000, or 10%, for the three and nine month periods ended September 30, 2026, as compared with the same periods of 2025, driven by both acquisition-related activity and organic growth. However, Bancorp implemented compliance-related changes associated with regulatory deposit settlement requirements during the third quarter of 2026, which are consistent with changing industry practices. While these changes were expected to negatively impact this revenue stream, they were countered by the decision to increase the overdraft limit on deposit accounts. Bancorp remains cautious regarding the outlook for deposit service charge revenue, as regulation and industry practice continues to evolve.
Debit and credit card income consists of interchange revenue, ancillary fees and incentives received from card processors. Debit and credit card revenue increased $602,000, or 12%, and $1.0 million, or 7%, for the three and nine month periods ended September 30, 2026, as compared with the same periods of 2025, attributed to both acquisition-related activity and organic growth. Debit card income increased $626,000, or 19%, and $1.1 million, or 12%, and total credit card income decreased $24,000, or 1%, and $103,000, or 2%, for the three and nine month periods ended September 30, 2026 compared the same periods of the prior year. While Bancorp generally expects this revenue stream to grow with continued expansion of the customer base, interchange rate compression and fluctuations in business and consumer spend levels could serve as challenges to future growth. Further, Bancorp will be subject to regulatory limitations on interchange transaction fees for debit card transactions after total consolidated assets exceed $10 billion as of any given December 31, which will negatively impact this revenue stream. Such limitations begin on July 1 of the calendar year immediately following the year an institution crosses this threshold. Bancorp expects to officially cross the $10 billion threshold for regulatory purposes on December 31, 2027.

Treasury management fees primarily consist of fees earned for cash management services provided to commercial customers. Treasury management fees increased $404,000, or 14%, and $889,000 or 10%, for the three and nine month periods ended September 30, 2026 as compared with the same periods of 2025, driven by broad fee increases implemented towards the end of the first quarter of 2025 in addition to organic growth and new product sales. While the FM acquisition had little impact on overall treasury management fee income for the three and nine month periods ended September 30, 2026, the customer base added through the acquisition is expected to provide ample opportunity for future growth given Bancorp’s ability to offer these new customers a broader array of treasury services.

Mortgage banking income primarily includes gains on sales of mortgage loans and net loan servicing income offset by MSR amortization. Bancorp’s mortgage banking department predominantly originates residential mortgage loans to be sold in the secondary market, primarily to FNMA and FHLMC. Bancorp offers conventional, VA, FHA and GNMA financing for purchases and refinances, as well as programs for first-time homebuyers. Interest rates on mortgage loans directly influence the volume of business transacted by the mortgage-banking department. Mortgage banking revenue decreased $376,000, or 30%, and $444,000, or 14%, for the three and nine month periods ended September 30, 2026, as compared with the same periods of 2025. While overall volumes have remained steady, yields on mortgage loans sold in the secondary market have declined as a result of competitive pricing pressures created by rising mortgage rates, negatively impacting mortgage banking revenue. The FM acquisition had minimal impact on mortgage banking revenue for the three and nine months ended September 30, 2026.
Net investment product sales commissions and fees are generated primarily on stock, bond and mutual fund sales, as well as wrap fees earned on brokerage accounts via an arrangement with a third party broker-dealer. Wrap fees represent charges for investment programs that bundle together a suite of services, such as brokerage, advisory, research and management and are based on a percentage of account assets. Bancorp deploys its financial advisors primarily through its branch network, while larger managed accounts are generally serviced by Bancorp’s WM&T group. Net investment product sales commissions and fees increased $104,000, or 9%, and $249,000, or 8%, for the three and nine month periods ended September 30, 2026 compared to the same periods of 2025, driven by a continued shift to more profitable wrap fee-based business and general market appreciation. The FM acquisition had minimal impact on this non-interest revenue stream.
BOLI assets represent the cash surrender value of life insurance policies on certain active and non-active employees who have provided consent for Bancorp to be the beneficiary for a portion of such policies. The related change in cash surrender value and any death benefits received under the policies are recorded as non-interest income and serves to offset the cost of various employee benefits. BOLI income increased $98,000, or 16%, and $170,000, or 9%, for the three and nine month periods ended September 30, 2026 compared to the same periods of 2025, primarily as a result of adding BOLI assets totaling approximately $13 million as a result of the FM acquisition.
While no gain/loss on the sale of premises and equipment was recorded for the three months ended September 30, 2026, a gain of $445,000 was recorded for the nine months ended September 30, 2026, which consisted primarily of the sale of a former branch location during the first quarter of 2026, which was only partially offset by a loss recorded during the second quarter related to the disposal of miscellaneous equipment. No such activity was recorded during the three months ended September 30, 2025, however, a gain of $74,000 was recorded for the nine month period ended September 30, 2025 as a result of the sale of a property owned through a prior acquisition that had been held for sale.
Other non-interest income decreased $108,000, or 19%, and $697,000, or 31%, for the three and nine month periods ended September 30, 2026 compared with the same periods of 2025, driven mainly by the prior year periods benefitting from swap fee activity.

Non-interest Expenses

	Three months ended September 30,				Nine months ended September 30,
(dollars in thousands)	2026	2025	$ Variance	% Variance	2026	2025	$ Variance	% Variance

Compensation	$31,573	$28,836	$2,737	9%	$91,692	$82,047	$9,645	12%
Employee benefits	6,422	4,878	1,544	32	18,774	15,993	2,781	17
Net occupancy and equipment	4,991	4,086	905	22	14,056	12,234	1,822	15
Technology and communication	6,416	4,837	1,579	33	18,173	14,438	3,735	26
Debit and credit card processing	2,367	1,984	383	19	6,415	5,711	704	12
Marketing and business development	1,971	1,887	84	4	5,486	5,353	133	2
Postage, printing and supplies	957	910	47	5	2,895	2,816	79	3
Legal and professional	1,043	891	152	17	3,278	2,886	392	14
FDIC insurance	1,073	1,198	(125)	(10)	3,328	3,681	(353)	(10)
Capital and deposit based taxes	852	1,082	(230)	(21)	2,706	2,520	186	7
Merger expenses	678	-	678	100	2,961	-	2,961	100
Intangible amortization	1,920	915	1,005	110	4,265	2,744	1,521	55
Other	3,851	2,327	1,524	65	9,133	7,135	1,998	28
Total non-interest expenses	$64,114	$53,831	$10,283	19%	$183,162	$157,558	$25,604	16%

Total non-interest expenses increased $10.3 million, or 19%, and $25.6 million, or 16%, for the three and nine month periods ended September 30, 2026 compared to the same periods of 2025. Compensation and employee benefits comprised 59.9% and 61.3% of Bancorp’s total non-interest expenses, excluding one-time merger-related expenses, for the three and nine month periods ended September 30, 2026, compared to 62.6% and 62.2% for the same periods of 2025.
Total non-interest expense, excluding one-time merger-related expenses, attributed to the FM acquisition for the three and nine month periods ended September 30, 2026 totaled $5.7 million and $9.4 million. While the three month period represents the first full quarter of activity related to the FM acquisition, the nine month period includes just five months of such activity. One-time merger-related expenses totaled $678,000 and $3.0 million for the three and nine month periods ended September 30, 2026. The vast majority of remaining one-time merger-related expenses are expected to be recorded during the fourth quarter of 2026.
Compensation, which includes salaries, incentives, bonuses and stock based compensation, increased $2.7 million, or 9%, and $9.6 million, or 12%, for the three and nine month periods ended September 30, 2026, as compared with the same periods of 2025. The increase was attributed primarily to growth in full time equivalent employees, including the impact of the FM acquisition and annual merit-based salary increases. Net full time equivalent employees totaled 1,270 at September 30, 2026 compared to 1,140 at September 30, 2025.
Employee benefits consists of all personnel-related expense not included in compensation, with the most significant items being health insurance, payroll taxes and employee retirement plan contributions. Employee benefits increased $1.5 million, or 32%, and $2.8 million, or 17%, for the three and nine month periods ended September 30, 2026, as compared with the same periods of 2025, driven mainly by the previously mentioned growth in FTEs, including the impact of the FM acquisition, and increased health insurance claims activity.

Net occupancy and equipment expenses primarily include depreciation, rent, property taxes, utilities and maintenance. Costs of capital asset additions flow through the statement of income over the lives of the assets in the form of depreciation expense. Net occupancy expense increased $905,000, or 22%, and $1.8 million, or 15%, for the three and nine month periods ended September 30, 2026, as compared with the same periods of 2025, consistent with the impact of the FM acquisition and organic branch network expansion in addition to higher rent and depreciation expense. In addition to the six full-service locations added through the FM acquisition, four new branch locations were opened over the past 12 months, including Bancorp's first full-service location in the Bowling Green, Kentucky, which represents the first location opened in the new South Central Kentucky market. At September 30, 2026, Bancorp’s branch network consisted of 82 locations throughout the state of Kentucky, as well as the MSAs of Indianapolis, Indiana and Cincinnati, Ohio.

Technology and communication expenses include computer software usage and licensing fees, equipment depreciation and expenditures related to investments in technology needed to maintain and improve the quality of customer delivery channels, information security and internal resources. Technology expense increased $1.6 million, or 33%, and $3.7 million, or 26%, for the three and nine month periods ended September 30, 2026 compared to the same periods of 2025, consistent with several planned investments, including the development of advanced data analytics capabilities, and the impact of the FM acquisition.
Bancorp outsources processing for debit and credit card operations, which generate significant revenue for the Company. These expenses typically fluctuate consistent with transaction volumes. Debit and credit card processing expense increased $383,000, or 19%, and $704,000, or 12%, for the three and nine month periods ended September 30, 2026 compared to the same periods of 2025, driven by higher processing fees, including increased fraud-mitigation and prevention expenses, in addition to the impact of the FM acquisition.
Marketing and business development expenses include all costs associated with promoting Bancorp, including community support, retaining customers and acquiring new business. Marketing and business development expenses increased $84,000, or 4%, and $133,000, or 2%, for the three and nine month periods ended September 30, 2026, as compared to the same periods of 2025, the increases being driven by higher travel expenses and customer entertainment.
Postage, printing and supplies expense increased $47,000, or 5%, and $79,000, or 3%, for the three and nine month periods ended September 30, 2026 compared to the same periods of 2025, attributed primarily to increases in the general cost of postage.
Legal and professional fees increased $152,000, or 17%, and $392,000, or 14%, for the three and nine month periods ended September 30, 2026 compared to the same periods of 2025, driven by an increase in expenses related to general corporate legal matters and the impact of the FM acquisition.
FDIC insurance expense decreased $125,000, or 10%, and $353,000, or 10%, for the three and nine month periods ended September 30, 2026, as compared to the same periods of 2025, attributed in part to a lower assessment rate related mainly to improvement in Bancorp’s leverage ratio.
Capital and deposit based taxes, which consist primarily of capital-based local income taxes and franchise taxes, decreased $230,000, or 21%, and increased $186,000, or 7%, for the three and nine month periods ended September 30, 2026 compared to the same periods of 2025. Bancorp’s capital and deposit based tax expense is based on deposits held within various local taxing districts, as well as gross revenues generated within/appropriated to the state of Ohio, which is the only state Bancorp operates in with a capital-based deposit tax.
Merger expenses represent non-recurring expenses associated with completion of acquisitions and consist primarily of investment banker fees, legal fees, various compensation-related expenses, early termination fees relation to various contracts and system-conversion expenses. Such expenses totaled $678,000 and $3.0 million for the three and nine month periods ended September 30, 2026 and are attributed entirely the FM acquisition.
Intangible amortization expense consists of amortization associated with the CDI of acquired deposit portfolios, as well as intangibles related to customer lists of WM&T business lines added through a past acquisition. The intangibles are amortized on an accelerated basis over a period of approximately ten years. Intangible amortization expense increased $1.0 million, or 110%, and $1.5 million, or 55%, for the three and nine month periods ended September 30, 2026 compared to the same periods of 2025, which is attributed entirely to the CDI and CLI assets added through the FM acquisition.

Other non-interest expenses increased $1.5 million, or 65%, and $2.0 million, or 28%, for the three and nine month periods ended September 30, 2026 as compared to the same periods of 2025, driven primarily by a singular, non-recurring credit card fraud loss that totaled $850,000 in addition to higher card reward expense and the impact of the FM acquisition.
A comparison of income tax expense and ETR follows:

	Three months ended September 30,				Nine months ended September 30,
(dollars in thousands)	2026	2025	$/bp Variance	% Variance	2026	2025	$ Variance	% Variance

Income before income tax expense	$55,173	$45,707	$9,466	21%	$152,090	$130,274	$21,816	17%
Income tax expense	11,665	9,466	2,199	23	31,930	26,738	5,192	19
Effective tax rate	21.14%	20.71%	43 bps	2	20.99%	20.52%	47 bps	2
Fluctuations in the ETR are primarily attributed to the following:
•The impact of state income taxes, net of federal benefit, serves to increase the overall ETR and fluctuates consistent with the level of pre-tax income that is taxable at the state level. The ETR was increased by 3.14% for the nine month period ended September 30, 2026, compared to an increase of 2.93% for the same period of 2025.
•The stock based compensation component of the ETR fluctuates consistent with the level of SAR exercise activity in addition to the levels of PSU, RSA and RSU vesting. The ETR was increased by 0.12% for the nine month period ended September 30, 2026 compared to a decrease of 0.32% for the same period of 2025, consistent with exercise and vesting activity.
•The cash surrender value of life insurance policies can vary widely from period to period, driven largely by market changes. The related impact is inversely correlated with the ETR generally, with cash surrender value declines typically serving to increase the ETR and vice versa. Changes in the cash surrender value of life insurance policies decreased the ETR by 0.43% and 0.59% for the nine month periods ended September 30, 2026 and 2025, respectively.
•Bancorp invests in certain partnerships that yield federal income tax credits. Taken as a whole, the tax benefit of these investments exceeds amortization expense, resulting in a positive impact on net income. The timing and magnitude of these transactions may vary widely from period to period. Cumulative tax credit activity for the nine month periods ended September 30, 2026 and 2025 served to reduce the ETR 2.79% and 2.54%, respectively.
•Tax-exempt interest income earned on loans and investment securities reduced the ETR by 0.26% and 0.32% for the nine month periods ended September 30, 2026 and 2025, respectively.
•Non-deductible merger expenses recorded during the nine months ended September 30, 2026 served to increase the ETR by 0.10%. No such expense was recorded for the prior year period.

Financial Condition – September 30, 2026 Compared to December 31, 2025
Overview
Total assets increased $724 million, or 8%, to $10.26 billion at September 30, 2026 from $9.54 billion at December 31, 2025. Total assets, including purchase accounting adjustments, of $838 million were added on May 1, 2026 as a result of the FM acquisition, including net loans of $624 million. Goodwill of $46 million was recorded in relation to this acquisition. Excluding the impact of the acquisition, total assets decreased $114 million, or 1%, during the first nine months of 2026. The decrease was attributed to a $213 million, or 24%, decrease in cash and cash equivalents and a $122 million, or 13%, decline in investment securities, as liquidity was used to fund $320 million, or 5%, of net loan growth and $166 million, or 2%, of deposit contraction.
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

While total assets technically exceed $10 billion as of September 30, 2026, Bancorp intends to implement balance sheet management strategies to be below this threshold at December 31, 2026, which is the official measurement date associated with the $10 billion regulatory threshold. Such strategies include use of the ICS network’s one-way sell service, which will enable Bancorp to move large deposit balances off balance sheet temporarily by sending an equivalent amount of cash to ICS’s network of participating banks. In this scenario, Bancorp does not receive any deposits, effectively helping lower total assets (and total liabilities by lowering total deposits) to remain under the $10 billion threshold. Such activity occurs overnight and the deposits (and cash) are brought back on balance sheet the next day.
Total liabilities increased $532 million, or 6%, to $9.00 billion at September 30, 2026 from $8.46 billion at December 31, 2025. Total liabilities of $771 million were assumed on May 1, 2026 as a result of the FM acquisition, including total deposits of $765 million. Excluding the impact of the acquisition, total liabilities decreased $239 million, or 3%, during the first nine months of 2026, driven by combined contraction of $195 million, or 2%, for total deposits and SSURA in addition to a $50 million, or 17%, decrease in FHLB advances.
Stockholders’ equity increased $192 million, or 18%, to $1.27 billion at September 30, 2026 from $1.08 billion at December 31, 2025. Stock issued in relation to the FM acquisition, which totaled $112 million, and net income of $120.2 million were only partially offset by $29.6 million of cash dividends declared and a $13.5 million decline in AOCI during the first nine months of 2026.
Cash and Cash Equivalents
Cash and cash equivalents decreased $213 million, or 24%, ending at $673 million at September 30, 2026 compared to $886 million at December 31, 2025, driven by a combination of solid organic loan growth and deposit contraction within both the legacy and acquired deposit portfolios. Cash and cash equivalents totaling $92 million were added through the FM acquisition as of the acquisition date.
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
Investment securities decreased $122 million, or 13%, to $799 million at September 30, 2026 compared to $921 million at December 31, 2025. This decline was driven mainly by scheduled maturities and normal amortization activity. The liquidity provided by the investment portfolio during the first nine months of 2026 was used primarily to fund organic loan growth.
AFS debt securities totaling $56 million (stated at market value) were acquired as a result of the FM acquisition. Shortly after acquisition, 86 securities with a total fair value of $55 million from the acquired AFS debt securities portfolio were sold, resulting in a loss on sale of $701,000, which was recognized as part of the initial purchase accounting for the acquisition.
Additionally, an ACL for AFS investment securities was established as of September 30, 2026 to record the impairment of a corporate security owned as a result of the 2021 KB acquisition. Monthly payments had been received for the security since acquisition, but ceased in August due to a long-term tenant not renewing their lease, ultimately creating an event of default. Provision expense of $250,000, or approximately half of the bond’s book value, was recorded to establish the ACL. A committee of bondholders has been established to find resolution, which is likely to be a lengthy process. We will continue to monitor the situation as it develops.

FHLB Stock
FHLB stock holdings increased from $21 million at December 31, 2025 to $24 million at September 30, 2026, the increase stemming entirely from stock added through the FM acquisition. FHLB members are required to hold certain levels of FHLB stock in relation to the amount of their borrowings, which declined during the first nine months of 2026. Bancorp’s FHLB stock holdings are expected to fluctuate consistent with borrowing activity from period to period.

Loans
Total loans increased $946 million, or 13%, from December 31, 2025 to September 30, 2026. Net loans added through the FM acquisition, including purchase accounting-related adjustments, totaled $624 million, as of the acquisition date. Excluding the acquired loan portfolio, total loans increased $322 million, or 5%, during the first nine months of 2026, led most notably by increases in the CRE and C&I segments.
Total line of credit utilization has experienced gradual improvement over the past several quarters, ending at 48.3% as of September 30, 2026 compared to 48.0% at December 31, 2025 and 46.8% at September 30, 2025. However, utilization within the C&I portfolio was declined as of September 30, 2026, ending at 35.5% compared to 37.0% at December 31, 2025 and 36.8% at September 30, 2025, driven in part by payoff activity within the portfolio.
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
The following table presents the maturity distribution (based on contractual maturity) and rate sensitivity of the total loan portfolio as of September 30, 2026:

	Maturity
September 30, 2026 (in thousands)	Within one year	After one but within five years	After five but within fifteen years	After fifteen years	Total	% of Total
Fixed rate	$422,858	$2,483,473	$977,671	$1,191,910	$5,075,912	64%
Variable rate	967,619	1,223,035	635,483	85,615	2,911,752	36%
Total loans	$1,390,477	$3,706,508	$1,613,154	$1,277,525	$7,987,664	100%
In the event where Bancorp structures a loan with a maturity exceeding five years, an automatic rate adjustment will typically be set in place at five years from origination date to limit interest rate sensitivity.
Non-performing Loans and Assets
Information summarizing non-performing loans and assets follows:

(dollars in thousands)	September 30, 2026	December 31, 2025

Non-accrual loans	$20,014	$12,585
Modifications to borrowers experiencing financial difficulty	-	-
Loans past due 90 days or more and still accruing	1,877	449
Total non-performing loans	21,891	13,034

Other real estate owned	406	190
Total non-performing assets	$22,297	$13,224

Non-performing loans to total loans	0.27%	0.19%
Non-performing assets to total assets	0.22%	0.14%
ACL for loans to total non-performing loans	493%	705%

As of September 30, 2026, non-accrual loans totaled $20 million compared to $13 million at December 31, 2025. The increase in total non-accrual loans between December 31, 2025 and September 30, 2026 was attributed to both an increase in non-accruals within Bancorp’s legacy portfolio and the addition of the FM portfolio. A small number of larger, unrelated CRE and C&I relationships within the legacy portfolio were moved to non-accrual status during the period. FM’s non-accrual loans were similarly concentrated in CRE and C&I.

Loans past due 90 days or more and still accruing totaled $1.9 million as of September 30, 2026 compared to $449,000 as of December 31, 2025. The increase stems primarily from a CRE relationship within the legacy portfolio that was 90 days past due as of period end.
Non-performing assets as of September 30, 2026 consisted of approximately 140 loans, ranging in individual amounts up to $1.2 million, and three residential real estate properties held as OREO.
Delinquent Loans
Delinquent loans (consisting of all loans 30 days or more past due) totaled $51 million and $26 million at September 30, 2026 and December 31, 2025. Delinquent loans to total loans were 0.64% and 0.38% at September 30, 2026 and December 31, 2025, respectively. The increase for the period is attributed to both a few larger relationships within Bancorp’s legacy portfolio going past due as of period end and the loan portfolio added as a result of the FM acquisition, the latter of which was responsible for delinquent loans totaling $11 million. Bancorp anticipates that delinquent loans attributed to the acquired portfolio will decline in future periods as processes surrounding credit quality become aligned with the Company’s established standards.
Classified Loans
Classified loans, which consist of loans defined as OAEM, substandard, substandard non-performing (including non-accrual loans discussed above) and doubtful, totaled $171 million and $151 million at September 30, 2026 and December 31, 2025, respectively. The increase experienced during the first nine months of 2026 is attributed mainly to the loan portfolio acquired from FM. Similar to the increase experienced for delinquent loans, Bancorp anticipates that classified loans attributed to the acquired portfolio will decline in future periods as processes surrounding quality become aligned with the Company’s established standards.
Allowance for Credit Losses on Loans
The ACL for loans is a valuation allowance for loans estimated at each balance sheet date in accordance with GAAP. When Bancorp deems all or a portion of a loan to be uncollectible, the appropriate amount is written off and the ACL is reduced by the same amount. Subsequent recoveries, if any, are credited to the ACL when received. Allocations of the ACL may be made for specific loans, but the entire ACL for loans is available for any loan that, in Bancorp’s judgment, should be charged-off. See the footnote titled “Summary of Significant Accounting Policies”from Bancorp’s most recent Annual Report on Form 10-K for discussion of Bancorp’s ACL methodology on loans.
Bancorp’s ACL for loans was $108 million as of September 30, 2026 compared to $92 million as of December 31, 2025. The ACL was increased by $18 million as a result of the loan portfolio added through the FM acquisition, which was recorded as an adjustment to goodwill at acquisition date. Additionally, provision expense for credit losses on loans of $2.3 million was recorded for the nine months ended September 30, 2026, consistent with solid loan growth and only partially offset by strong credit quality metrics, improvement in the FRB’s national unemployment forecast, annual CECL model updates and decreased specific reserves. Further, net charge offs of $3.9 million were recorded for the nine months ended September 30, 2026.
The ACL for loans calculation and resulting credit loss expense is significantly impacted by changes in forecasted economic conditions. Should the forecast for economic conditions change, Bancorp could experience further adjustments in its required ACL for loans.

The following table sets forth the ACL by category of loan:

	September 30, 2026			December 31, 2025
(dollars in thousands)	Allocated Allowance	% of Total ACL on loans	ACL for loans to Total Loans	Allocated Allowance	% of Total ACL on loans	ACL for loans to Total Loans

Commercial real estate - non-owner occupied	$17,790	17%	0.82%	$13,779	15%	0.72%
Commercial real estate - owner occupied	16,617	15%	1.29%	13,100	14%	1.17%
Total commercial real estate	34,407	32%	1.00%	26,879	29%	0.89%

Commercial and industrial - term	25,126	23%	2.19%	21,121	23%	2.35%
Commercial and industrial - lines of credit	7,090	7%	1.13%	7,323	8%	1.20%
Total commercial and industrial	32,216	30%	1.82%	28,444	31%	1.88%

Residential real estate - owner occupied	16,826	16%	1.68%	14,914	16%	1.69%
Residential real estate - non-owner occupied	4,937	5%	1.03%	4,287	5%	1.10%
Total residential real estate	21,763	21%	1.47%	19,201	21%	1.51%

Construction and land development	14,541	13%	1.89%	12,316	14%	1.64%
Home equity lines of credit	1,973	2%	0.55%	1,439	2%	0.50%
Consumer	2,424	2%	2.13%	2,924	3%	2.05%
Leases	250	0%	2.22%	524	0%	2.35%
Credit cards	281	0%	1.04%	140	0%	1.05%
Total	$107,855	100%	1.35%	$91,867	100%	1.30%

The table below details net charge-offs to average loans outstanding by category of loan for the three and nine month periods ended September 30, 2026 and 2025, respectively.

	2026			2025
Three months ended September 30, (dollars in thousands)	Net (charge offs)/ recoveries	Average Loans	Net (charge offs)/ recoveries to average loans	Net (charge offs)/ recoveries	Average Loans	Net (charge offs)/ recoveries to average loans

Commercial real estate - non-owner occupied	$(785)	$2,157,096	(0.04%)	$-	$1,964,277	0.00%
Commercial real estate - owner occupied	(227)	1,288,499	(0.02%)	17	1,048,426	0.00%
Total commercial real estate	(1,012)	3,445,595	(0.03%)	17	3,012,703	0.00%

Commercial and industrial - term	(2,041)	1,105,274	(0.18%)	107	859,260	0.01%
Commercial and industrial - lines of credit	(150)	633,644	(0.02%)	-	627,858	0.00%
Total commercial and industrial	(2,191)	1,738,918	(0.13%)	107	1,487,118	0.01%

Residential real estate - owner occupied	(165)	995,674	(0.02%)	(81)	860,371	(0.01%)
Residential real estate - non-owner occupied	(288)	476,793	(0.06%)	2	391,677	0.00%
Total residential real estate	(453)	1,472,467	(0.03%)	(79)	1,252,048	(0.01%)

Construction and land development	-	769,722	0.00%	-	671,439	0.00%
Home equity lines of credit	-	351,274	0.00%	-	266,789	0.00%
Consumer	(148)	114,053	(0.13%)	(145)	141,097	(0.10%)
Leases	-	11,951	0.00%	-	16,501	0.00%
Credit cards	(148)	25,269	(0.59%)	(12)	25,864	(0.05%)
Total	$(3,952)	$7,929,249	(0.05%)	$(112)	$6,873,559	0.00%

	2026			2025
Nine months ended September 30, (dollars in thousands)	Net (charge offs)/ recoveries	Average Loans	Net (charge offs)/ recoveries to average loans	Net (charge offs)/ recoveries	Average Loans	Net (charge offs)/ recoveries to average loans

Commercial real estate - non-owner occupied	$(785)	$2,061,744	(0.04%)	$26	$1,912,089	0.00%
Commercial real estate - owner occupied	(227)	1,226,744	(0.02%)	(21)	1,027,927	0.00%
Total commercial real estate	(1,012)	3,288,488	(0.03%)	5	2,940,016	0.00%

Commercial and industrial - term	(1,721)	1,025,439	(0.17%)	1,207	877,183	0.14%
Commercial and industrial - lines of credit	(150)	630,169	(0.02%)	-	594,547	—%
Total commercial and industrial	(1,871)	1,655,608	(0.11%)	1,207	1,471,730	0.08%

Residential real estate - owner occupied	(307)	946,563	(0.03%)	(74)	836,390	(0.01%)
Residential real estate - non-owner occupied	(288)	435,921	(0.07%)	(1)	387,559	0.00%
Total residential real estate	(595)	1,382,484	(0.04%)	(75)	1,223,949	(0.01%)

Construction and land development	-	763,284	0.00%	-	662,466	0.00%
Home equity lines of credit	-	321,679	0.00%	(10)	258,742	0.00%
Consumer	(168)	129,178	(0.13%)	(495)	141,957	(0.35%)
Leases	-	14,166	0.00%	-	15,772	0.00%
Credit cards	(231)	25,338	(0.91%)	(115)	25,686	(0.45%)
Total	$(3,877)	$7,580,225	(0.05%)	$517	$6,740,318	0.01%
The ACL for off balance sheet credit exposures, which is separate from the ACL for loan and recorded in other liabilities on the consolidated balance sheets, increased $375,000 between December 31, 2025 and September 30, 2026. While no provision expense was recorded for off balance sheet credit exposures for the three and nine months ended September 30, 2026, the liability was increased as a result of the line of credit portfolio added through the FM acquisition, with the corresponding offset recorded to goodwill (as opposed to provision expense). The lack of expense for the first nine months of 2026 was consistent with changes in expected utilization within the C&D portfolio. The ACL for off balance sheet exposures totaled $8.3 million as of September 30, 2026.
Premises and Equipment
Premises and equipment are presented on the consolidated balance sheets net of related depreciation on the respective assets, as well as fair value adjustments associated with purchase accounting. Premises and equipment increased $12.7 million, or 11%, between December 31, 2025 and September 30, 2026, driven by both the impact of the FM acquisition, which added six locations, and organic branch network expansion. Bancorp’s branch network currently consists of 82 locations throughout the state of Kentucky, as well as the Indianapolis, Indiana and Cincinnati, Ohio markets.
Premises held for sale totaling $896,000 and $1.7 million was recorded on Bancorp’s consolidated balance sheets as of September 30, 2026 and December 31, 2025, respectively. The decrease during the first nine months of 2026 was attributed to the sale of a former branch location during the first quarter of 2026. Premises held for sale consisted of three vacant parcels of land as of September 30, 2026.

BOLI
BOLI assets increased to $107 million at September 30, 2026 compared to $92 million at December 31, 2025, consistent with the impact of the FM acquisition and general appreciation of the cash surrender values within the policy plans experienced during the nine month period ended September 30, 2026. BOLI assets totaling $13 million were added as a result of the FM acquisition.
Goodwill
Goodwill increased to $240 million at September 30, 2026 from $194 million at December 31, 2025, as $46 million of goodwill was recorded in relation to the FM acquisition. Management has up to 12 months following the date of acquisition to finalize the fair values of the acquired assets and assumed liabilities. Any changes to the related fair values during this measurement period could result in a change to the total goodwill recorded as a result of this acquisition.
Events that could potentially trigger goodwill impairment include deterioration in economic conditions, a decline in market-dependent multiples or metrics (i.e. stock price declining below tangible book value), negative trends in overall financial performance and regulatory actions. At October 1, 2026, Bancorp performed its annual qualitative assessment to determine if it was more-likely-than-not that the fair value of the reporting units exceeded their carrying value, including goodwill. The qualitative assessment indicated that it was not more-likely-than-not that the carrying value of the reporting units exceeded their fair value.
Core Deposit and Customer List Intangibles
CDIs and CLIs arising from business acquisitions are initially measured at fair value and are then amortized on an accelerated method based on their useful lives. As of September 30, 2026 and December 31, 2025, Bancorp’s CDI assets totaled $22 million and $7 million, respectively, and are attributed entirely to the Commercial segment. The increase between these periods is attributed to the CDI added as a result of the FM acquisition.
As of September 30, 2026 and December 31, 2025, Bancorp’s CLI assets were $9 million and $5 million, and attributed entirely to the WM&T segment. The increase between these periods is the result of the CLI added through the FM acquisition.
Other Assets and Other Liabilities
Other assets increased $28 million, or 9%, to $333 million between December 31, 2025 and September 30, 2026. Other liabilities increased $11 million, or 5%, to $232 million over the same period. The increase in other assets was driven largely by the impact rising rates had on interest rate swap assets and deferred tax assets, the latter of which related to changing fair values within the investment securities portfolio. The increase in other liabilities resulted from a combination of changing interest rate swap liability values (also due to rising interest rates) and an increase in other miscellaneous liabilities, which were only partially offset by a reduction in accrued tax credit investment contributions as required funding payments were made during the period.
Deposits
Total deposits increased $599 million, or 8%, from December 31, 2025 to September 30, 2026. Deposits assumed as a result of the FM acquisition totaled $765 million as of the acquisition date, including $134 million of non-interest bearing deposits.
Excluding the deposit portfolio added as a result of the acquisition, total deposits decreased $166 million, or 2%. Interest bearing deposits decreased $279 million, or 4%, driven in part by normal seasonal declines in public fund balances in addition to time deposit contraction. However, non-interest bearing deposits increased $109 million, or 8%, during the first nine months of 2026.
The cost of interest-bearing deposits experienced a favorable decline over the past 12 months, ending at 2.29% for the nine months ended September 30, 2026 compared to 2.56% for the nine months ended September 30, 2025, as Bancorp strategically lowered deposit rates in tandem with the rate reductions implemented by the FRB in the latter part of 2025 and the higher-rate time deposit portfolio continued to reprice favorably to the promotional rates offered in the prior year. The cost of total deposits also decreased during the nine months ended September 30, 2026 compared to the same period of

2025, declining 20 bps to 1.84%. However, despite the decreases noted above, Bancorp remains cautious regarding deposit costs and anticipates higher funding costs going forward due to pricing pressure/competition and potential changes in the overall deposit mix.
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
Securities Sold Under Agreements to Repurchase
SSUAR declined $29 million, or 26%, between December 31, 2025 and September 30, 2026, driven by a combination of normal seasonal balance fluctuations a small number of clients within the product switching into other deposit offerings, primarily the previously mentioned ICS offering. No SSUAR were assumed as a result of the FM acquisition.
SSUAR represent a funding source of Bancorp and are used by commercial customers in conjunction with collateralized corporate cash management accounts. Such repurchase agreements are considered financing agreements and mature within one business day from the transaction date. At September 30, 2026 and December 31, 2025, all of these financing arrangements had overnight maturities and were secured by government sponsored enterprise obligations and government agency mortgage-backed securities that were owned and controlled by Bancorp.
SSUAR are collateralized by securities and are treated as financings; accordingly, the securities involved with the agreements are recorded as assets and are held by a safekeeping agent and the obligations to repurchase the securities are reflected as liabilities. All securities underlying the agreements are under Bancorp’s control.
Federal Funds Purchased
FFP and other short-term borrowing balances increased $239,000, or 3%, between December 31, 2025 and September 30, 2026. At September 30, 2026, FFP related mainly to excess liquidity held by downstream correspondent bank customers of Bancorp.
Subordinated Debentures
Bancorp owns the following unconsolidated trust subsidiaries: Commonwealth Statutory Trust III, Commonwealth Statutory Trust IV and Commonwealth Statutory Trust V. The sole assets of the trust subsidiaries represent the proceeds of offerings loaned in exchange for subordinated debentures with similar terms to the TPS. The TPS are treated as part of Tier 1 Capital. The subordinated note and related interest expense are included in Bancorp’s consolidated financial statements. The subordinated notes are currently redeemable at Bancorp’s option on a quarterly basis. As of September 30, 2026 and December 31, 2025, subordinated notes totaled $27 million, respectively.

FHLB Advances
FHLB advances outstanding totaled $250 million and $300 million at September 30, 2026 and December 31, 2025, both periods consisting entirely of a rolling three-month advance that is hedged with four separate interest rate swaps (cash flow hedges) entered into in an effort to secure longer-term funding at more attractive rates. During the period, this advance was reduced by $50 million in tandem with the maturity of a related cash flow hedge interest rate swap. For more information related to the interest rate swaps noted above, see the footnote titled, “Derivative Financial Instruments.” No FHLB advances, or borrowings of any kind, were assumed as a result of the FM acquisition.
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
Bancorp’s most liquid assets are comprised of cash and due from banks, FFS and AFS debt securities. FFS and interest bearing deposits totaled $595 million and $816 million at September 30, 2026 and December 31, 2025, respectively. Despite the impact of the FM acquisition, a decrease was experienced for the first nine months of 2026, which was attributed to loan growth and deposit contraction. FFS normally have overnight maturities while interest-bearing deposits in banks are accessible on demand. These investments are generally used for daily liquidity purposes.
The fair value of the AFS debt security portfolio was $619 million and $722 million at September 30, 2026 and December 31, 2025, respectively. The decrease in AFS debt security portfolio for the first nine months of 2026 was attributed primarily to normal amortization activity. The investment portfolio (HTM and AFS) includes total cash flows on amortizing debt securities of approximately $147 million (based on assumed prepayment speeds and contractual maturities as of September 30, 2026) expected over the next 12 months. Combined with FFS and interest bearing deposits from banks, AFS debt securities offer substantial resources to meet either loan growth or reductions in Bancorp’s deposit funding base. Bancorp pledges portions of its investment securities portfolio to secure public funds, cash balances of certain WM&T accounts and SSUAR. At September 30, 2026, the total carrying value of investment securities pledged for these purposes comprised 68% of the debt securities portfolio, leaving approximately $258 million of unpledged debt securities, compared to 77% and $214 million at December 31, 2025.
Bancorp’s deposit base consists mainly of core deposits, which are defined as demand, savings, and money market deposit accounts, time deposits less than or equal to $250,000, and excludes public funds and brokered deposits. At September 30, 2026, such deposits totaled $7.14 billion and represented 84% of Bancorp’s total deposits, as compared with $6.44 billion, or 83% of total deposits at December 31, 2025. Because these core deposits are less volatile and are often tied to other products of Bancorp through long lasting relationships, they are not expected to place undue pressure on liquidity.
As of September 30, 2026 and December 31, 2025, Bancorp held no brokered deposits.
Included in total deposit balances at September 30, 2026 are $695 million in public funds generally comprised of accounts with local government agencies and public school districts in the markets in which Bancorp operates. At December 31, 2025, public funds deposits totaled $781 million. The decrease experienced during the first nine months of 2026 was attributed to normal seasonal declines in public fund deposits, including those assumed through the FM acquisition.

Bancorp is a member of the FHLB of Cincinnati. As a member of the FHLB, Bancorp has access to credit products of the FHLB. Bancorp views these borrowings as a potential low cost alternative to brokered deposits. At September 30, 2026 and December 31, 2025, available credit from the FHLB totaled $1.60 billion and $1.47 billion, respectively. Bancorp also had unsecured FFP lines with correspondent banks totaling $80 million at both September 30, 2026 and December 31, 2025, respectively.

During the normal course of business, Bancorp enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through Bancorp’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of Bancorp’s liquidity.
Bancorp’s principal source of cash is dividends paid to it as the sole shareholder of the Bank. As discussed in the footnote titled “Commitments and Contingent Liabilities,” as of January 1st of any year, the Bank may pay dividends in an amount equal to the Bank’s net income of the prior two years less any dividends paid for the same two years. At September 30, 2026, the Bank could pay an amount equal to $280 million in dividends to Bancorp without regulatory approval subject to ongoing capital requirements of the Bank.
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
Bancorp provides customers with off-balance sheet credit support through loan commitments and standby letters of credit. Unused loan commitments increased $268 million, or 12%, as of September 30, 2026 compared to December 31, 2025, driven by the loan portfolio added through the FM acquisition in addition to an increase in future loan commitments.
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
The ACL for off balance sheet credit exposures, which is separate from the ACL for loan and recorded in other liabilities on the consolidated balance sheets, increased $375,000 between December 31, 2025 and September 30, 2026. While no provision expense was recorded for off balance sheet credit exposures for the three and nine months ended September 30, 2026, the liability was increased as a result of the line of credit portfolio added through the FM acquisition, with the corresponding offset recorded to goodwill (as opposed to provision expense). The lack of expense for the first nine months of 2026 is consistent with decreased utilization (excluding acquisition-related activity) stemming primarily from payoff activity within the portfolio. The ACL for off balance sheet exposures totaled $8.3 million as of September 30, 2026.
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
Capital
At September 30, 2026, stockholders’ equity totaled $1.27 billion, representing an increase of $191.6 million, or 18%, compared to December 31, 2025, as stock issued in relation to the FM acquisition, which totaled $112 million, and net income of $120.2 million was only partially offset by $29.6 million of dividends declared during the first nine months of 2026 and a $13.5 million decline in AOCI during the first nine months of 2026 stemming from the impact of rising interest rates on the AFS investment securities portfolio. See the “Condensed Consolidated Statement of Changes in Stockholders’ Equity” for further detail of changes in equity.
Bancorp’s TCE ratio and tangible book value per share, both non-GAAP disclosures, increased between December 31, 2025 and September 30, 2026, which stemmed largely from recording net income of $120.2 million. TCE was 9.98% at September 30, 2026 compared to 9.32% at December 31, 2025, while tangible book value per share was $32.08 at September 30, 2026, compared to $29.50 at December 31, 2025. See the section titled “Non-GAAP Financial Measures” for reconcilement of non-GAAP to GAAP measures.
In July 2025, Bancorp’s Board of Directors adopted a share repurchase program authorizing the repurchase of up to 1 million shares, or approximately 3%, of Bancorp’s total common shares outstanding. This share repurchase program replaces the program that expired in May of 2025 and will expire in 2027 unless otherwise extended or completed at an earlier date. The plan does not obligate Bancorp to repurchase any specific dollar amount or number of shares prior to the plan’s expiration. Bancorp has not repurchased shares under any share repurchase program since 2019.
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
Capital ratios as of September 30, 2026 increased compared December 31, 2025, as a result of strong operating results, which helped offset the substantial average asset and risk-weighted asset growth associated with the FM acquisition. Bancorp continues to exceed the regulatory requirements for all calculations. Bancorp and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB and the FDIC, in addition to the capital conservation buffer.
Banking regulators have categorized the Bank as well-capitalized. To meet the definition of well-capitalized for prompt corrective action requirements, a bank must have a minimum 6.5% Common Equity Tier 1 Risk-Based Capital ratio, 8.0% Tier 1 Risk-Based Capital ratio, 10.0% Total Risk-Based Capital ratio and 5.0% Tier 1 Leverage ratio.
Additionally, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, Bancorp and the Bank must hold a 2.5% capital conservation buffer composed of Common Equity Tier 1 Risk-Based Capital above the minimum risk-based capital requirements for the Common Equity Tier 1 Risk-Based Capital ratio, Tier 1 Risk-Based Capital ratio and Total Risk-Based Capital ratio necessary to be considered adequately-capitalized. At September 30, 2026, the adequately-capitalized minimums, including the capital conservation buffer, were a 7.0% Common Equity Tier 1 Risk-Based Capital ratio, 8.5% Tier 1 Risk-Based Capital ratio and 10.5% Total Risk-Based Capital ratio.
As previously noted, Bancorp is the 100% owner of three unconsolidated trust subsidiaries. The sole assets of the trust subsidiaries represent the proceeds of offerings loaned in exchange for subordinated debentures with similar terms to the TPS. The TPS are treated as part of Tier 1 Capital. The subordinated note and related interest expense are included in Bancorp’s consolidated financial statements. The subordinated notes are currently redeemable at Bancorp’s option on a quarterly basis. As of September 30, 2026 and December 31, 2025, subordinated notes totaled $27 million, respectively.

Non-GAAP Financial Measures

The following table provides a reconciliation of total stockholders’ equity in accordance with GAAP to tangible stockholders’ equity (TCE), a non-GAAP disclosure. Bancorp provides the TCE per share, a non-GAAP measure, in addition to those defined by banking regulators, based on its widespread use by investors as a means to evaluate capital adequacy:

(dollars in thousands, except per share data)	September 30, 2026	December 31, 2025

Total stockholders' equity - GAAP (a)	$1,267,270	$1,075,697
Less: Goodwill	(239,862)	(194,074)
Less: Core deposit and other intangibles	(30,770)	(12,160)
Tangible common equity - Non-GAAP (c)	$996,638	$869,463

Total assets - GAAP (b)	$10,260,130	$9,536,124
Less: Goodwill	(239,862)	(194,074)
Less: Core deposit and other intangibles	(30,770)	(12,160)
Tangible assets - Non-GAAP (d)	$9,989,498	$9,329,890

Total stockholders' equity to total assets - GAAP (a/b)	12.35%	11.28%
Tangible common equity to tangible assets - Non-GAAP (c/d)	9.98%	9.32%

Total shares outstanding (e)	31,066	29,476

Book value per share - GAAP (a/e)	$40.79	$36.49
Tangible common equity per share - Non-GAAP (c/e)	32.08	29.50
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

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2026	2025	2026	2025

Total non-interest expenses (a)	$64,114	$53,831	$183,162	$157,558
Less: Non-recurring merger expenses	(678)	—	(2,961)	—
Total non-interest expenses - Non-GAAP (c)	$63,436	$53,831	$180,201	$157,558

Total net interest income, FTE	$92,689	$77,119	$259,129	$221,315
Total non-interest income	27,633	24,476	78,974	71,820
Total revenue - Non-GAAP (b)	$120,322	$101,595	$338,103	$293,135
Less: Gain/loss on sale of premises and equipment	—	—	(445)	(74)
Total adjusted revenue - Non-GAAP (d)	$120,322	$101,595	$337,658	$293,061

Efficiency ratio - Non-GAAP (a/b)	53.29%	52.99%	54.17%	53.75%
Adjusted efficiency ratio - Non-GAAP (c/d)	52.72%	52.99%	53.37%	53.76%

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.
Information required by this item is included in Part I Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Item 4.    Controls and Procedures.
Stock Yards Bancorp, Inc.’s management, under the supervision and with the participation of the Chief Executive Officer (who is the principal executive officer) and Chief Financial Officer (who is the principal financial officer), are responsible for disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2026. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that a control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
Management, with the participation of Bancorp’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2026. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Bancorp’s disclosure controls and procedures were effective as of September 30, 2026.

There were no changes in Bancorp's internal control over financial reporting during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.    Legal Proceedings.
Bancorp and the Bank are defendants in various legal proceedings that arise in the ordinary course of business. There is no such proceeding pending or, to the knowledge of management, threatened in which an adverse decision could result in a material adverse change in the business or consolidated financial position of Bancorp or the Bank.
Item 1A.    Risk Factors.
There have been no material changes from the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The following table shows information relating to the repurchase of shares of common stock by Bancorp during the three months ended September 30, 2026.

	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Average price paid per share	Maximum number of shares that may yet be purchased under the plans or programs

July 1 - July 31	1,908	$70.00	—	$—
August 1 - August 31	195	68.02	—	—
September 1 - September 30	182	80.09	—	—

Total	2,285	$70.63	—	$—	1,000,000
(1)Shares repurchased during the three month period ended September 30, 2026 represent shares withheld to pay taxes due.
In July 2025, Bancorp’s Board of Directors adopted a share repurchase program authorizing the repurchase of up to 1 million shares, or approximately 3%, of Bancorp’s total common shares outstanding. This share repurchase program replaces the program that expired in May and will expire in two years unless otherwise extended or completed at an earlier date. The plan does not obligate Bancorp to repurchase any specific dollar amount or number of shares prior to the plan’s expiration. Bancorp has not repurchased shares under any share repurchase program since 2019.
There were no equity securities of the registrant sold without registration during the quarter covered by this report.
Item 3.    Defaults Upon Senior Securities.
None.
Item 5.    Other Information
(c) During the three months ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits.
The following exhibits are filed or furnished as a part of this report:

Exhibit Number	Description of exhibit
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

101	The following materials from Stock Yards Bancorp Inc.’s Form 10-Q Report for the quarterly period ended September 30, 2026 formatted in inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from Stock Yards Bancorp Inc.’s Form 10-Q Report for the quarterly period ended September 30, 2026 formatted in inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STOCK YARDS BANCORP, INC. (Registrant)

Date: November 5, 2026	By:	/s/ James A. Hillebrand
James A. Hillebrand Chairman and CEO (Principal Executive Officer)

Date: November 5, 2026		/s/ T. Clay Stinnett
T. Clay Stinnett EVP, Treasurer and CFO (Principal Financial Officer)